Form 10QSB
period 1996-06-30
FONIX CORP
filed 1996-08-14
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to _____________.

Commission file number: 0-23862

                               fonix corporation
 ...............................................................................
                 (Name of Small Business Issuer in Its Charter)


         Delaware                                              22-2994719
 ...........................                               .....................
 (State of Incorporation)                                    (I.R.S. Employer
                                                           Identification No.)

                    60 East South Temple Street, Suite 1225
                           Salt Lake City, UT 84111
             ..................................................
                 (Address of Principal Executive Offices)

                               (801) 328-0161
               ...........................................
             (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 of Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

As of August 5, 1996, 38,181,146 shares of the issuer's Common Stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes [ ] or No [X]

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The financial statements required by item 310(b) of Regulation S-B follow immediately.

                               fonix corporation
                        [A Development Stage Company]

                    CONDENSED CONSOLIDATED BALANCE SHEET
                                 [Unaudited]

                                                                        June 30,
                                                                          1996
                                                                     ---------------
ASSETS
Current assets:
     Cash and cash equivalents                                       $   22,505,455
     Notes Receivable                                                     2,396,894
     Interest receivable                                                    133,982
                                                                     ---------------
         Total Current Assets                                            25,036,331

Property & Equipment, net of accumulated
     depreciation of $13,962                                                220,712

Intangible assets, net of accumulated
     amortization of $1,912                                                  31,740
                                                                     ---------------
                                                                     $   25,288,783
                                                                     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                   $   14,675,458
     Accounts payable                                                       474,235
     Accrued expenses                                                        74,766
     Unearned interest Revenue                                                9,000
     Convertible debenture                                                  500,000
                                                                     ---------------
          Total Current Liabilities                                      15,733,459
                                                                     ===============

Stockholders' equity:
     Preferred stock                                                          -
     Common stock                                                             3,740
     Additional paid-in capital                                          21,288,481
     Accumulated deficit                                                (11,736,897)
                                                                     ---------------

          Total stockholders' equity                                      9,555,324
                                                                     ---------------
                                                                     $   25,288,783
                                                                     ===============


    See accompanying notes to condensed consolidated financial statements.

                              fonix corporation
                         [A Development Stage Company]

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                [Unaudited]

                                                                                                                  October 1,
                                                  Three months ended                Six months ended                 1993
                                                        June 30,                          June 30,              (inception) to
                                            --------------------------------  --------------------------------      June 30,
                                                  1996            1995             1996            1995               1996
                                            ---------------  ---------------  ---------------  ---------------  ---------------
Revenues                                    $          -     $          -     $          -     $          -     $          -
                                            ---------------  ---------------  ---------------  ---------------  ---------------
Expenses:
   General and administrative                      487,451          279,474          850,653          506,315        4,336,911
   Research and development                      1,090,877          483,934        1,907,538        1,165,474        8,020,525
                                            ---------------  ---------------  ---------------  ---------------  ---------------
      Total expense                              1,578,328          763,408        2,758,191        1,671,789       12,357,436
                                            ---------------  ---------------  ---------------  ---------------  ---------------
Loss from operations                            (1,578,328)        (763,408)      (2,758,191)      (1,671,789)     (12,357,436)
                                            ---------------  ---------------  ---------------  ---------------  ---------------
Other income (Expenses):
   Interest income                                 361,695           38,185          488,309           70,772          700,507
   Interest (expense)                             (140,552)         (62,423)        (244,490)        (112,729)        (617,390)
                                            ---------------  ---------------  ---------------  ---------------  ---------------
       Total Other Income (Expenses)               221,143          (24,238)         243,819          (41,957)          83,117
                                            ---------------  ---------------  ---------------  ---------------  ---------------
Loss before income taxes and
   extraordinary item                           (1,357,185)        (787,646)      (2,514,372)      (1,713,746)     (12,274,319)

Current tax expense                                    -                -                -                -                -

Deferred tax expense                                   -                -                -                -                -
                                            ---------------  ---------------  ---------------  ---------------  ---------------
Loss before extraordinary item                  (1,357,185)        (787,646)      (2,514,372)      (1,713,746)     (12,274,319)

Extraordinary income:
   Forgiveness of debt, net of taxes                   -                -                -                -            537,422
                                            ---------------  ---------------  ---------------  ---------------  ---------------
Net Loss                                    $   (1,357,185)  $     (787,646)  $   (2,514,372)  $   (1,713,746)  $  (11,736,897)
                                            ===============  ===============  ===============  ===============  ===============

Loss per common share:
   Loss before extraordinary items          $        (0.04)  $        (0.04)  $        (0.07)  $        (0.09)  $        (0.62)
   Extraordinary item                                  -                -                -                -               0.03
                                            ---------------  ---------------  ---------------  ---------------  ---------------
Loss per common share                       $        (0.04)  $        (0.04)  $        (0.07)  $        (0.09)  $        (0.59)
                                            ===============  ===============  ===============  ===============  ===============

Weighted average shares                         36,311,941       18,959,891       33,710,102       18,645,352       19,941,396
                                            ===============  ===============  ===============  ===============  ===============

   See accompanying notes to condensed consolidated financial statements.

                            fonix corporation
                       [A Development Stage Company]

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            Increase (Decrease) in Cash and Cash Equivalents
                               [Unaudited]

                                                                                                         October 1,
                                                                                                            1993
                                                                            Six months ended             (inception)
                                                                                 June 30,                to June 30,
                                                                     --------------------------------  ---------------
                                                                         1996             1995              1996
                                                                     ---------------  ---------------  ---------------
Cash flows from operating activities:
   Net loss                                                          $   (2,514,372)  $   (1,713,746)  $  (11,736,897)
   Adjustments to reconcile net loss
     to net cash used in operations:
        Common stock issued for services                                        -                -            422,750
        Write-off of assets received in acquisition                             -                -              1,281
        Depreciation and amortization                                        14,656              354           15,874
        Non cash forgiveness of debt income                                     -                -           (537,422)
        Changes in assets and liabilities:
           (Increase) in interest receivable                               (107,758)          (4,861)        (133,982)
           Increase (decrease) in accounts payable                          (51,819)         617,997        2,109,504
           Increase (decrease) in unearned interest revenue                   9,000              -              9,000
           Increase (decrease) in accrued expenses                           43,770           21,941          166,684
                                                                     ---------------  ---------------  ---------------
        Net cash used in operating activities                            (2,606,523)      (1,078,315)      (9,683,208)
                                                                     ---------------  ---------------  ---------------
Cash flows from investing activities:
     Purchase of equipment                                                 (185,932)             -           (234,675)
     Investment in intangible assets                                         (9,598)         (24,053)         (33,651)
     Investment in notes receivable                                      (3,160,000)             -         (3,196,894)
     Payment of notes receivable                                            800,000              -            800,000
                                                                     ---------------  ---------------  ---------------
        Net cash used in investing activities                            (2,555,530)         (24,053)      (2,665,220)
                                                                     ---------------  ---------------  ---------------
Cash flows from financing activities:
     Proceeds from notes payable                                         13,873,915        1,577,078       21,843,104
     Payment of notes payable                                            (4,815,979)        (382,567)      (6,595,785)
     Proceeds from debenture                                                    -                -            500,000
     Proceeds from issuance of common stock                              10,759,962        1,024,623       19,106,564
                                                                     ---------------  ---------------  ---------------
          Net cash provided by financing activities                      19,817,898        2,219,134       34,853,883
                                                                     ---------------  ---------------  ---------------
Net increase in cash and cash equivalents                                14,655,845        1,116,766       22,505,455

Cash and cash equivalents at beginning of period                          7,849,610        2,145,889              -
                                                                     ---------------  ---------------  ---------------
Cash and cash equivalents at end of period                           $   22,505,455   $    3,262,655   $   22,505,455
                                                                     ===============  ===============  ===============

[CONTINUED]

    See accompanying notes to condensed consolidated financial statements fonix corporation
                       [A Development Stage Company]

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            Increase (Decrease) in Cash and Cash Equivalents
                               [Unaudited]

[CONTINUED]

                                                                                                         October 1,
                                                                                                            1993
                                                                            Six months ended             (inception)
                                                                                 June 30,                to June 30,
                                                                     --------------------------------  ---------------
                                                                         1996             1995              1996
                                                                     ---------------  ---------------  ---------------
Supplemental disclosure of cash flow information:
     Cash paid during the year for:

          Interest paid                                              $      200,720   $       90,789   $      450,884

          Income taxes paid                                          $          -     $          -     $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the six months ended June 30, 1996:
     The Company issued 220,000 shares of common stock for finders fees valued at $597,520.

     The Company issued 200,000 shares of common stock for finders fees valued at $304,000.

     For the Year ended December 31, 1995:
     The Company was forgiven of related party notes payable of $286,493 and $135,368 with accrued interest of
     $65,715 and $19,298, respectively.  The Company was also forgiven of various accounts payable in the amount of $30,548.

     The Company issued 231,630 shares of common stock to cancel $187,621 in accounts payable.

     The Company issued 3,700,000 warrants to purchase common stock to a related company controlled by the majority shareholders of the Company in payment of accrued management fees of $122,100 included in accounts payable.

     The Company issued 3,700,000 shares of common stock upon the conversion of warrants for non-cash cancellation of $1,295,000 in accounts payable.

     The Company issued 285,000 shares of common stock for services rendered valued at $167,750.




    See accompanying notes to condensed consolidated financial statements.

                            fonix (TM) corporation
                        [A Development Stage Company]

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in the accompanying interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the three months and six months ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

Research and Development - All monies that go to the unaffiliated research and development entity are considered research and development costs and are charged to research and development expense as incurred. None of these costs are capitalized since the Company does not have a product that meets the capitalization requirements.

NOTE 2 - NOTES RECEIVABLE / PAYABLE

At June 30, 1996 the Company had an unsecured note receivable in the amount of $1,160,000 which bears interest at 12% per annum and is due on demand. There was no accrued interest on the note receivable at June 30, 1996. A loan fee in the amount of $78,700 was received and recorded as interest income. Subsequent to June 30, 1996 the Company increased this note receivable from $1,160,000 to $1,900,000 and obtained collateral security for the repayment thereof.

At June 30, 1996 the Company had a note receivable in the amount of $36,894 which bears interest at 18% per annum and was due March 31, 1996. Subsequent to June 30, 1996 a principal payment in the amount of $18,000 was received, reducing the principal balance to $18,894. The Company is taking measures to have the balance paid in full. Accrued interest on the note receivable amounted to $180 at June 30, 1996.

At June 30, 1996 the Company had an unsecured note receivable in the amount of $1,200,000 which bears interest at 12% per annum and is due September 1, 1996 with options to be extended through December 1, 1996. At June 30, 1996 accrued interest on the note receivable amounted to $12,800. Subsequent to June 30, 1996 the full principal amount and accrued interest on this note receivable were paid in full.

At June 30, 1996 the Company has a revolving note payable in the amount of $14,675,458 to a bank at an interest rate of 5.95%. This note payable was due August 12, 1996, and is secured by a certificate of deposit in the amount of $20,000,000. On August 12, 1996, similar terms were negotiated, extending the note to November 7, 1996.

NOTE 3 - CONVERTIBLE DEBENTURES

In connection with a funding agreement entered into during October 1995, the Company issued a Series A Subordinated Convertible Debenture in consideration for funds received in the amount of $500,000 on October 23, 1995. The debenture is due October 23, 1997, has an annual interest rate of 5% and may be converted to Series A Preferred Stock or into common stock [See Note 4].

NOTE 4 - CAPITAL STOCK

Preferred Stock - Pursuant to entering into a funding agreement, the Company has agreed to amend its certificate of incorporation to authorize the issuance of Series A Preferred Stock. As of June 30, 1996 the Company's board of directors and shareholders had not yet authorized the issuance of preferred stock or determined the dividend rate, liquidation preferences, participation rights, or redemption requirements of the Series A Preferred Stock into which the $500,000 debenture is convertible. The Company has agreed that it will use its best efforts to cause its shareholders to authorize the issuance of the preferred stock no later than the first special or annual shareholder's meeting held after December 31, 1996 [See Note 3].

Funding Agreement - In October 1995, the Company entered into a funding arrangement with a private investment entity. Under terms of the agreement, the private investment entity agreed to fund the Company with $6,050,000 ("Funding Commitment") over an 11 month period in exchange for the Company's issuance of a total of 11,562,500 shares of the Company's common stock, and a $500,000 Series A Subordinated Convertible Debenture (the "Debenture") which is convertible into 166,167 shares of Series A Preferred Stock (described above) or into the same number of shares of common stock. The preferred stock, assuming it is authorized and issued, may be converted to common stock at the discretion of the investor on a one for one basis. The first $1,540,000 of the Funding Commitment was paid to the Company on October 23, 1995 as consideration for the issuance of the Debenture and the issuance of 2,166,667 shares of common stock [See Note 3]. The balance of the Funding Commitment, $4,510,000 is to be paid as consideration for the issuance by the Company of 9,395,833 shares of common stock. As of June 30, 1996 the private investment entity had paid a total of $3,550,000 in exchange for which the Company has issued 7,395,833 shares of common stock. On July 25, 1996 an additional $375,000 was received by the Company in exchange for which the Company issued 781,250 shares of common stock. The remaining balance of the Funding Commitment of $1,625,000 is payable by the private investment entity through September 1996 subject to the Company completing certain technology development milestones. The balance of the shares of common stock (3,385,417) due the investor, will be issued proportionately upon receipt of the remaining installment payments made by the investor.

Common Stock Transactions - During the six months ended June 30, 1996, the Company issued a total of 7,994,575 shares of common stock for net cash proceeds of $12,373,587 at prices ranging from $.48 to $3.38 per share. Included in these issuances were 420,000 shares issued as a finders fee, valued at $901,520 and 4,052,083 shares issued as part of a funding arrangement [See Note 4, 2nd paragraph].

Stock Options and Warrants - On April 30, 1996 the directors approved a directors' stock option plan, under which the aggregate number of shares available for issuance is 5,400,000. The plan is administered by a committee consisting of two or more directors of the Company. The plan provides that each director shall receive options to purchase 200,000 shares of common stock for services rendered as a director for each calendar year or portion of a calendar year in excess of six months. The exercise price of such options is 100% of the closing market price of the stock on the date the options are granted. The option term is ten years from the date of grant. On April 30, 1996, 4,400,000 options were granted to the Company's current directors under the plan. Of that amount, options to acquire 2,000,000 shares were granted to certain incumbent directors for prior years' service, which options vested on the date of grant and are exercisable at any time after six months from the date of grant. The remaining options to purchase 2,400,000 shares granted on April 30, 1996 shall vest at the rate of 200,000 shares per calendar year or portion of a calendar year in excess of 6 months during which the option holder serves as a director, starting with calendar 1996. The vesting date for such options shall be January 1 following the year during which the service was rendered commencing on January 1, 1997. The exercise price of the options granted on the plan adoption date is $4.0625 per share of common stock, which is equal to the closing market price of the Company's common stock on April 30, 1996. None of these options have been exercised.

On April 30, 1996 the directors approved an employee stock option plan, under which, the aggregate number of shares available for issuance is 900,000 shares. The plan is administered by a committee consisting of two or more disinterested directors of the Company. Employee plan options may be granted to officers, key employees and to other key individuals at the discretion of the plan committee. The term of the plan is 10 years. No options will be granted under this plan after April 30, 2006. As of June 30, 1996 no options had been granted under the employee plan. On July 30, 1996, certain key employees were granted an aggregate of 180,700 stock options under the Company's employee stock option plan. The exercise price for 129,100 of these stock options was $3.66 per share and the exercise prices for the remaining 51,600 stock options that were granted range from $5.06 to $9.88 per share. These options are subject to a three year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised commencing one year from the grant date, and an additional one-third may be exercised each year thereafter until three years from the grant date, at which time all options will be fully vested. These options expire July 30, 2006. None of these options have been exercised.

On April 10, 1996, the Company granted 100,000 warrants to an individual to purchase 100,000 shares of the Company's common stock. These warrants were granted in lieu of cash for services rendered the Company. The 100,000 outstanding warrants have an exercise price of $3.24 per share and expire April 10, 1999. None of these warrants have been exercised.

On April 3, 1995 three unrelated individuals were offered and purchased 120,000 warrants for restricted common stock in connection with a stock purchase agreement. The warrants were purchased at $.0033 per share with an exercise price of $2.00 per share. The warrants are exercisable anytime prior to April 3, 1998.

In April 1995, all of the disinterested directors of the Company approved the issuance of warrants to purchase 3,700,000 shares of common stock to an entity controlled by the majority shareholders of the Company with the right to convert accrued management fees due from the Company to that entity for the purchase of 3,700,000 warrants and the exercise price of the warrants. The warrants were offered in April 1995, purchased on July 31, 1995 for a purchase price of $.033 per warrant and were then exercised on August 11, 1995 at $.35 per share. The related entity controlled by the majority shareholders of the Company canceled invoices for $1,417,100 in management fees due from the Company as consideration for the warrants and the exercise price of the warrants. The exercise price was less than the market price of the Company's common stock because, among other reasons, the shares issued upon exercise of the warrants are restricted shares pursuant to Rule 144 and to assist the Company in relieving debt and preserving limited cash reserves by converting payables to restricted common stock.

In November 1994, the Company granted the right to purchase warrants for the purchase of an aggregate of 155,000 shares of restricted common stock to certain individuals, including warrants for 30,000 shares to three directors. In October 1995, certain of these individuals were granted the right to purchase warrants to purchase an additional 185,000 shares of restricted common stock. In order to preserve the Company's limited cash , warrants were granted in lieu of cash for services rendered to the Company. The warrants can be purchased for $.033 per share of common stock and can be exercised at $.50 per share of common stock. On October 30, 1995, one of these individuals exercised 50,000 of these warrants for a price of $.50 per share. None of the other warrants have been purchased. The warrants, as well as the right to purchase the warrants, expire April 24, 1998 and October 23, 1998, respectively.

In October 1994, the Company granted 150,000 warrants to purchase restricted common stock. Due to the limited cash funds of the Company, these warrants were granted in lieu of cash for previous and future services. The 150,000 outstanding warrants have an exercise price of $2.00 per share and expire in December 1997.

As part of a September 30, 1994 restated stock purchase agreement, the Company granted a shareholder the right to purchase 500,000 warrants for the purchase of common stock under Regulation S, each warrant entitling the holder thereof to purchase one share of common stock. The total purchase price for the 500,000 warrants is $50,000, $.10 per warrant. In December 1995 the 500,000 warrants were purchased for $50,000. At the time of the purchase of such warrants, the warrant holder's rights thereunder were assigned to two foreign entities which purchased the 500,000 shares of common stock underlying the warrants, 166,667 and 333,333, respectively. $500,000 was received as consideration for the exercise of all 500,000 warrants at an exercise price of $1.00 per share of common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company recorded the following expenses for services rendered and recorded the following balances which were payable to a company owned by the majority shareholders for the three months ended, and six months ended, June 30, 1996:


                                 Three months ended      Six  months ended
                                   June 30, 1996            June 30 1996
                                 ------------------      -----------------
   Expenses
      Management fees expense      $    50,000              $   200,000
      Rent expense                      10,952                   16,952

   Payables:
      Accounts payable             $   339,793              $   339,793

The Company has rented office space from a company owned by the majority shareholders under a month-to-month lease for $2,000 per month. In May 1996 the month-to-month base lease increased to Approximately $4,476 per month.

In October 1995, a note payable to an officer and shareholder of the Company in the amount of $286,493 and accrued interest thereon of $65,715, were forgiven and were accounted for as extraordinary income from forgiveness of debt to the Company.

In October 1995, a note payable to a company owned by the majority shareholders in the amount of $135,368 and accrued interest thereon of $19,298, were forgiven by the related company, and were accounted for as extraordinary income from forgiveness of debt to the Company.

NOTE 6 - RESEARCH AND DEVELOPMENT

On or about October 16, 1993, the Company entered into an agreement with a research and development entity ("R&D Entity"), whereby the R&D Entity is developing certain technology related to the Company's voice-activated computer hardware and software (the "VoiceBox Technology"). The president of the Company is one of seven members of the board of directors of the R&D Entity, and the executive officers and directors of the Company collectively own less than five percent of the common stock of the R&D Entity. Under the terms of the agreement, the Company owns the intellectual property rights, all technology and technology rights that are developed by the entity with respect to the VoiceBox Technology. The Company agreed to provide all funding necessary for the R&D Entity to develop a commercially viable product. There is no minimum requirement or limit with respect to the amount of the funding to be provided by the Company. However, under the terms of the agreement the Company is obligated to use its best efforts in raising the necessary funding for the development, manufacturing and marketing of the VoiceBox Technology. The Company has not yet completed the research and development of its product, and consequently, has not recorded any revenues from sales. Under the terms of the agreement, the Company paid $1,090,877 to the R&D Entity for research and development for the three months ended June 30, 1996 and $1,907,538 for the six months ended June 30, 1996. If and when the Company completes the development of the VoiceBox Technology and develops a commercially viable product based thereon, and assuming sales of such a product commence, the Company will be obligated to pay the unaffiliated R&D Entity a royalty fee amounting to ten percent (10%) of the sales price of each commercial unit sold.

NOTE 7 - CONTINGENCIES

The Company is involved in various litigation as part of its normal business operations. In management's opinion, the ultimate resolution of such litigation, individually and collectively, will not have a material adverse effect on the Company's financial position.

A former attorney of the Company caused the transfer agent to issue a certificate for 138,389 shares of common stock. The Company never properly authorized the issuance of this certificate or the shares represented by the certificate, nor received consideration for the shares. At the direction of the Company, the Company's transfer agent has canceled these shares and these shares are not included as issued and outstanding shares in the accompanying financial statements.

NOTE 8 - INCOME TAXES

The Company's income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At June 30, 1996 the total of all deferred tax assets is approximately $4,123,000 and the total of the deferred tax liabilities is approximately $1,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of approximately $4,122,000 as of June 30, 1996. The net change in the valuation allowance is $523,000 for the three months ended June 30, 1996 and $880,989 for the six months ended June 30, 1996.

The Company has available at June 30, 1996, unused operating loss carryforwards of approximately $11,300,000, which may be applied against future taxable income and which expire in various years beginning in 2000 through 2010.

NOTE 9 - GOING CONCERN

The accompanying consolidated financial statements of fonix (TM) corporation have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the consolidated statements of operations, the Company has not yet achieved operations and continues to report operating losses including losses of $1,578,328 for the three months ended June 30, 1996 and $2,758,191 for the six months ended June 30, 1996. As of June 30, 1996, the Company has working capital of $9,302,872 which may not be adequate to finish the development of the technology. These items raise substantial doubt about the ability of the Company to continue as a going concern.

Although there has been substantial progress in the development of the Company's voice-activated computer hardware and software, the Company does not have a viable product, has not had any sales, and there can be no assurance that the Company will develop a viable product or have any sales. Management plans to continue financing the development of the Company's technology through additional loans and/or sales of the Company's equity securities.

The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, meet its product development goals, secure adequate new financing and generate sufficient cash flows from operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


NOTE 10 - SUBSEQUENT EVENTS

Issuance of Stock and Stock Options - Subsequent to June 30, 1996, an additional $375,000 was received in connection with the funding arrangement with a private investment entity, in exchange for which the Company issued 781,250 shares of common stock.

On July 30, 1996, an agreement was entered into whereby certain employees were granted an aggregate of 35,000 stock options as signing incentives. Of these 35,000 stock options, 25,000 have an exercise price of $2.97 and 10,000 have an exercise price of $9.31. These options are exercisable at any time beginning six months after the date of grant and expire July 30, 2006.

On July 30, 1996, certain key employees were granted an aggregate of 170,700 stock options under the Company's employee stock option plan. The exercise price for 119,100 of these stock options was $3.66 per share and the exercise price for the remaining 51,600 stock options that were granted range from $5.06 to $9.88 per share. These options are subject to a three year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised commencing one year from the grant date, and an additional one-third may be exercised each year thereafter until three years from the grant date, at which time all options will be fully vested. These options expire July 30, 2006.

Issuance of notes receivable - Subsequent to June 30, 1996 the Company issued a note receivable in the amount of $1,000,000 which bears interest at 12% per annum and is due 30 days after demand.

At June 30, 1996 the Company had an unsecured note receivable in the amount of $1,160,000 which bears interest at 12% per annum and is due on demand. Subsequent to June 30, 1996 the Company increased this note receivable from $1,160,000 to $1,900,000 and obtained collateral security for the repayment thereof.

Operating Lease - On July 17, 1996, the Company entered into a lease agreement for a 25,600 square foot office facility. The lease commences October 15, 1996 with a lease term of eight years and an option to extend for an additional five years. The base rent is $2,725,376 over the next eight years, and is based on 25,600 rentable square feet. The first year's base rent is $304,640 which is $25,387 monthly. The base rent increases 3.5% annually for years two through five and 2% annually for years six through eight and for the five year option period. The Company has the right to terminate the lease after five years if the Landlord cannot accommodate the Company's expansion needs, if any.

Item 2.  Management's Plan of Operation

     The Company is a development stage business which is involved in the research and development and production of natural language voice recognition technologies, using specific-speech knowledge, proprietary modeling, neural networks and a linguistic process to recognize natural language speech. Because the Company still is in the development stage of its business, the Company has not yet marketed or distributed any product based on its voice-recognition technology. Therefore, the Company has had no revenue from its operations.

     In October 1993 the Company entered into an agreement with an independent research and development entity ("R&D Entity"), and on March 31, 1995, the Company and the R&D Entity entered into a Re-Stated Development Agreement ("the Restated Development Agreement"). The terms of the Restated Development Agreement specify that the research and development of the Company's technology would be conducted by the R&D Entity but financed by the Company. The president of the Company is one of seven members of the board of directors of the R&D Entity, and the executive officers and directors of the Company own shares of the common stock of the R&D Entity, however, such share ownership constitutes less than 5% of the total number of the R&D Entity's common stock issued and outstanding. Under the Re-Stated Development Agreement, the Company is responsible for providing all of the funding for the development of the voice recognition technology and any products resulting therefrom. There is no minimum requirement or limit with respect to the amount of funding the Company must provide under the Re-Stated Development Agreement. However, the Company is obligated to use its best efforts in raising all of the necessary funding for the development, manufacturing and marketing of the voice recognition technology. The amounts of payments to the R&D Entity pursuant to the Re-Stated Development Agreement are determined as the R&D Entity submits weekly pre-authorized work orders and budgets, which are then reviewed and approved by the Company. Since no product incorporating the voice recognition technologies has yet been completed all funds paid to the R&D Entity by the Company are not capitalized, rather, they are accounted for strictly as research and development expense.

     The Company incurred research and development expenses of $1,090,877 and $483,934 for the three months ended June 30, 1996 and June 30, 1995, respectively. General and administrative expenses were $487,451 and $279,474, respectively, for the periods ended June 30, 1996 and June 30, 1995. Due to these significant research and development and general and administrative expenses, the Company has incurred losses of $1,357,185 and $787,646 for the three months ended June 30, 1996 and June 30, 1995, respectively. At June 30, 1996, the Company had an accumulated deficit of ($11,736,897) and stockholders' equity of $9,555,324. The Company anticipates similar losses in the future as it continues the development of its voice recognition technology and expects such losses to continue until such time as a commercially viable product incorporating the Company's technology is completed and significant sales revenues are realized. However, there can be no assurance that the Company will complete a product incorporating its technologies, or that sufficient revenues will be generated from sales of such product to allow the Company to operate profitably.

     Although the Company previously had anticipated that it would complete a working prototype incorporating its technology by the end of the second quarter of 1995 and planned to finish the alpha and beta testing of the product sometime in the third quarter of 1995, limited amounts of operating capital prevented development of the Company's technologies according to that schedule. The Company presently anticipates that it will begin production of its voice recognition technologies sometime during the second half of 1996. Assuming and after completion of such alpha and beta testing in that time frame, the Company presently intends to begin manufacturing and marketing a product incorporating those technologies through OEM contracts, independent software vendors and value-added developers and resellers. Significant amounts of capital will be necessary to complete the alpha testing and to begin the beta testing of the Company's technologies prior to the manufacturing and marketing of a product based on those technologies. Accordingly, the Company expects to incur significant losses at least through the end of 1996.

     From its inception, the Company's principal source of operating capital has been private and other exempt sales of the Company's equity securities and borrowing from related parties. At June 30, 1995, the Company had outstanding debt to related parties in the amount of $702,861. Pursuant to an investment agreement between the Company and a private investment entity dated October 23, 1995 (the "Private Investment Agreement"), $506,874 of a total of $656,874 of then outstanding debt to related parties was forgiven by the related parties. This transaction occurred at the request of the private investment entity to, among other things, alleviate the Company's debt obligations and to make the arrangement more attractive for the private investment entity. At June 30, 1996, there was no outstanding debt owed to related parties. Private and other exempt sales of the Company's securities resulted in net cash proceeds of $8,166,199 for the three months ended June 30, 1996. Additional equity securities were issued during that period for service related, non-cash consideration of $901,520.

     The Company has a relationship with a local bank pursuant to which the Company has entered into an agreement allowing it to borrow against its own funds on deposit with the bank. At June 30, 1995, the Company had funds on deposit of $3,568,800 and owed the bank a total of $3,065,000. As of June 30, 1996, the Company had funds on deposit of $20,000,000, and the Company owed $14,675,458 to the bank, which obligation matures August 12, 1996. The relationship with the bank is re-negotiated every three months. The interest rate received for the funds on deposit and the interest rate paid for the funds borrowed against the Company's funds on deposit was a net difference of 2% for the period ended June 30, 1995. On December 1, 1995 the Company and the bank negotiated a new interest rate that yielded a net difference between the rates of interest paid and received by the Company of 1%. Therefore, the net cost to the Company for this arrangement was 1% for the period ended June 30, 1996. Interest is payable monthly and the principal amount is payable in full at maturity.

     In October 1995, the Company entered into a funding arrangement with a private investment entity. Under terms of the agreement, the private investment entity agreed to fund the Company with $6,050,000 ("Funding Commitment") over an 11 month period in exchange for the Company's issuance of a total of 11,562,500 shares of the Company's common stock, and a $500,000 Series A Subordinated Convertible Debenture (the "Debenture") which is convertible into 166,167 shares of Series A Preferred Stock or into the same number of shares of common stock. The preferred stock, assuming it is authorized and issued, may be converted to common stock at the discretion of the investor on a one for one basis. The first $1,540,000 of the Funding Commitment was paid to the Company on October 23, 1995 as consideration for the issuance of the Debenture and the issuance of 2,166,667 shares of common stock. The balance of the Funding Commitment, $4,510,000 is to be paid as consideration for the issuance by the Company of 9,395,833 shares of common stock. As of June 30, 1996 the private investment entity had paid a total of $3,550,000 in exchange for which the Company has issued 7,395,833 shares of common stock. On July 25, 1996 an additional $375,000 was received by the Company in exchange for which the Company issued 781,250 shares of common stock. The remaining balance of the Funding Commitment of $1,625,000 is payable by the private investment entity through September 1996 subject to the Company completing certain technology development milestones. The balance of the shares of common stock (3,385,417) due the investor, will be issued proportionately upon receipt of the remaining installment payments made by the investor. Under the terms of the agreement, if the Company does not achieve the milestones which are specified in the contract, the private investment entity is not obligated to continue the funding. If the private investment entity stops funding because of the Company's failure to achieve a specified milestone, the private investment entity will receive a number of shares commensurate to the total funding invested.

     Presently, as a result of the agreement described above and additional domestic and offshore sales of its equity and debt securities, and assuming that the Company is able to achieve the developmental milestones prescribed under the agreement, the Company anticipates that it will be able to satisfy its cash requirements during the next 12 months. Nevertheless, the research and development associated with the completion of the Company's voice recognition technologies and the manufacturing and marketing of any product incorporating such technologies will continue to require large amounts of capital. Since the Company has no revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements. If and when the Company successfully completes the development of a product incorporating its voice recognition technologies, the Company will seek to enter into either OEM or licensing agreements pursuant to which royalty or other payments by third parties could provide a significant amount of the financing necessary to manufacture and market such a product. Such funds might alleviate the need for financing through additional sales of the Company's debt or equity securities. Absent such OEM or licensing agreements, however, the Company anticipates it will need a significant amount of additional capital investment to finance the manufacturing, distribution and marketing of a product incorporating its technologies. There can be no assurance that the Company will receive the necessary financing to develop and market its product from either OEM or licensing contracts or by the offer and sale of the Company's debt or equity securities.

     The Company will hire additional engineers as technology milestones are achieved and additional funding is received. In addition, if and when the Company completes the testing of its technologies, approximately thirty more employees will be initially required for sales and marketing and customer support services.

     On July 17, 1996, the Company entered into a lease agreement for a 25,600 square foot office facility. The lease commences October 15, 1996 with a lease term of eight years and an option to extend for an additional five years. The base rent is $2,725,376 over the next eight years, and is based on 25,600 rentable square feet. The first year's base rent is $304,640 which is $25,387 monthly. The base rent increases 3.5% annually for years two through five and 2% annually for years six through eight and for the five year option period. The Company anticipates that this building will be adequate office space for the Company's needs over the next year. In addition, new testing equipment is required and will be purchased as needed and as sufficient capital is raised for its acquisition.

     When used in this Quarterly Report on Form 10-QSB, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

                        PART II--OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     None.

ITEM 2.     CHANGES IN SECURITIES

     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for the vote of security holders during the period covered by this report.

ITEM 5.     OTHER EVENTS

     a.     Modification of stock Purchase Agreement with Beesmark
Investments, L.C.

     fonix corporation, a Delaware corporation (the "Company"), has entered into an agreement with Beesmark Investments, L.C., a Utah limited liability company affiliated with Dr. Alan C. Ashton which is the Company's single largest shareholder ("Beesmark"), pursuant to which the Company, Beesmark and Dr. Ashton agreed to modify the Securities Purchase Agreement dated as of October 23, 1995 (the "Purchase Agreement"). Under the Purchase Agreement, Beesmark agreed to provide financing to the Company in return for which the Company agreed to issue up to 11,562,500 shares of the Company's common stock and a Series A Convertible Subordinated Debenture ("Debenture") that is convertible into up to 166,667 shares of common stock or, at the option of Beesmark, 166,667 shares of the Company's Series A Convertible Preferred stock, provided that the issuance of suck preferred stock is approved by the Company's shareholders. The Debenture has a principal amount of $500,000, a term of 1 year, and bears interest at the rate of 5% per annum.

     The modification agreement specifies that the Debenture shall be amended to extend its term for an additional year until October 23, 1997, and to require interest payments on each anniversary of the issue date of the Debenture. Additionally, the modification agreement extends the time period within which the Company must seek shareholder approval of the issuance of the preferred stock until the next annual or special meeting of shareholders to be conducted after December 31, 1996.


     b.     Modification of Voting Trust Agreement.

     The Voting Trust Agreement by and among the Company, Beesmark, Stephen M. Studdert, Thomas A. Murdock, Roger D. Dudley, Studdert Companies Corp., a Utah corporation, and Thomas A. Murdock as trustee, last amended on October 23, 1995, was amended by agreement of all parties thereto. Under the Voting Trust Agreement as last amended, the Voting Trust expired its terms, if, among other conditions, the Company's common stock traded at $10.00 per share for 15 consecutive trading days. The amendment to the Voting Trust Agreement provides that the Voting Trust will expire pursuant to such condition only if the market price of the Company's common stock exceeds $15.00 per share for the prescribed 15 consecutive trading day period.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          fonix corporation



Date:   August 13, 1996              /s/ Thomas R. Murdock
       --------------------         ----------------------------
                                     Thomas A. Murdock, President



Date:   August 13, 1996              /s/ Roger D. Dudley
       --------------------         ----------------------------
                                     Roger D. Dudley,
                                     Executive Vice President