Form 10QSB
period 1996-09-30
FONIX CORP
filed 1996-11-14
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to__________

Commission file number:  0-23862

                              fonix corporation
            (Exact name of small business issuer in its charter)

        Delaware                                             22-2994719
  (State of Incorporation)                                (I.R.S. Employer
                                                         Identification No.)

                   60 East South Temple Street, Suite 1225
                         Salt Lake City, UT 84111
          (Address of principal executive offices and zip code)

                              (801) 328-0161
                        (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

As of November 13, 1996, 41,566,563 shares of the issuer's Common Stock, par value $.0001 per share, were issued and outstanding.

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

                                   ASSETS

                                                              September 30,
                                                                  1996
                                                             ---------------
Current assets:
        Cash and cash equivalents                             $  24,871,235
        Notes Receivable                                          1,270,000
        Interest receivable                                         142,634
        Prepaid Expenses                                             98,789
                                                             ---------------
                Total Current Assets                             26,382,658

Property & Equipment, net of accumulated
        depreciation of $30,943                                     534,439

Intangible assets, net of accumulated
        amortization of $2,410                                       31,241
                                                             ---------------
                                                             $   26,948,338
                                                             ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Notes payable                                        $   15,843,553
        Accounts payable                                            643,481
        Accrued expenses                                            100,888
        Convertible debenture                                       500,000
                                                             ---------------
                Total Current Liabilities                        17,087,922
                                                             ---------------

Stockholders' equity:
        Preferred stock                                                 -
        Common stock                                                  4,157
        Additional paid-in capital                               23,288,064
        Accumulated deficit                                     (13,431,805)
                                                             ---------------
                Total stockholders' equity                        9,860,416
                                                             ---------------
                                                             $   26,948,338
                                                             ===============

    See accompanying notes to condensed consolidated financial statements fonix corporation
                      [A Development Stage Company]

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               [Unaudited]

                                                                                                                 October 1,
                                                Three months ended                  Nine months ended               1993
                                                    September 30,                       September 30,          (inception) to
                                           --------------------------------   -------------------------------   September 30,
                                                1996              1995            1996              1995             1996
                                           --------------    --------------   --------------   --------------   --------------
Revenues                                   $         -       $         -      $         -      $         -      $         -

Expenses:
   General and administrative                    595,717           498,141        1,446,369        1,004,456        4,932,627
   Research and development                    1,226,559           691,055        3,134,097        1,856,529        9,247,084
                                           --------------    --------------   --------------   --------------   --------------
       Total expense                           1,822,276         1,189,196        4,580,466        2,860,985       14,179,711
                                           --------------    --------------   --------------   --------------   --------------
Loss from operations                          (1,822,276)       (1,189,196)      (4,580,466)      (2,860,985)     (14,179,711)
                                           --------------    --------------   --------------   --------------   --------------
Other income (Expenses):
   Interest income                               370,637            49,991          858,946          120,763        1,071,144
   Interest (expense)                           (243,270)          (78,556)        (487,760)        (191,286)        (860,660)
                                           --------------    --------------   --------------   --------------   --------------
       Total Other Income (Expenses)             127,367           (28,565)         371,186          (70,523)         210,484
                                           --------------    --------------   --------------   --------------   --------------
Loss before income taxes and
  extraordinary item                          (1,694,909)       (1,217,761)      (4,209,280)      (2,931,508)     (13,969,227)

Current tax expense                                  -                 -                -                -                -

Deferred tax expense                                 -                 -                -                -                -
                                           --------------    --------------   -------------    --------------   --------------
Loss before extraordinary item                (1,694,909)       (1,217,761)     (4,209,280)       (2,931,508)     (13,969,227)

Extraordinary income:
   Forgiveness of debt, net of taxes                 -                 -               -                 -            537,422
                                           --------------    --------------   -------------    --------------   --------------
Net Loss                                   $  (1,694,909)    $  (1,217,761)   $ (4,209,280)    $  (2,931,508)   $ (13,431,805)
                                           ==============    ==============   =============    ==============   ==============
Loss per common share:
   Loss before extraordinary items         $       (0.04)    $       (0.06)   $      (0.12)    $       (0.15)   $       (0.65)
   Extraordinary item                                -                 -               -                 -               0.02
                                           --------------    --------------   -------------    --------------   --------------
Loss per common share                      $       (0.04)    $       (0.06)   $      (0.12)    $       (0.15)   $       (0.62)
                                           ==============    ==============   =============    ==============   ==============
Weighted average shares                       38,842,204        21,580,689      35,434,318        19,638,187       21,528,092
                                           ==============    ==============   =============    ==============   ==============

     See accompanying notes to condensed consolidated financial statements fonix corporation
                        [A Development Stage Company]

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents
                                  [Unaudited]

                                                                                               October 1,
                                                            Nine months ended                    1993
                                                               September 30,                (inception) to
                                                      ---------------------------------      September 30,
                                                          1996                1995               1996
                                                      --------------     --------------     --------------
Cash flows from operating activities:
    Net loss                                          $  (4,209,280)     $  (2,931,507)     $ (13,431,805)
    Adjustments to reconcile net loss
      to net cash used in operations:
         Common stock issued for services                       -              160,000            422,750
         Write-off of assets received in acquisition            -                  -                1,281
         Depreciation and amortization                       32,135                708             33,353
         Non cash forgiveness of debt income                    -                  -             (537,422)
         Changes in assets and liabilities:
            (Increase) in interest receivable              (116,409)            (8,509)          (142,633)
            (Increase) in prepaid expense                   (98,789)               -              (98,789)
            Increase (decrease) in accounts payable         117,427          1,363,274          2,278,750
            Increase  (decrease) in accrued expenses         69,892             59,103            192,806
                                                      --------------     --------------     --------------
         Net cash used in operating activities           (4,205,024)        (1,356,931)       (11,281,709)
                                                      --------------     --------------     --------------
Cash flows from investing activities:
    Purchase of equipment                                  (516,640)               -             (565,383)
    Investment in intangible assets                          (9,598)           (24,053)           (33,651)
    Investment in notes receivable                       (5,400,000)               -           (5,436,894)
    Payment of notes receivable                           4,166,894                -            4,166,894
                                                      --------------     --------------     --------------
         Net cash used in investing activities           (1,759,344)           (24,053)        (1,869,034)
                                                      --------------     --------------     --------------
Cash flows from financing activities:
    Proceeds from notes payable                          10,226,031          2,131,416         18,195,220
    Payment of notes payable                               (514,268)        (1,779,806)
    Proceeds from debenture                                     -                  -              500,000
    Proceeds from issuance of
      common stock                                       12,759,962          1,186,751         21,106,564
                                                      --------------     --------------     --------------
         Net cash provided by financing activities       22,985,993          2,803,899         38,021,978
                                                      --------------     --------------     --------------
Net increase in cash and cash equivalents                17,021,625          1,422,915         24,871,235

Cash and cash equivalents at beginning of period          7,849,610          2,145,889                -
                                                      --------------     --------------     --------------
Cash and cash equivalents at end of period            $  24,871,235      $   3,568,804      $  24,871,235
                                                      ==============     ==============     ==============

                                  [Continued]
                              fonix corporation
                        [A Development Stage Company]

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents
                                  [Unaudited]

                                                                                               October 1,
                                                            Nine months ended                    1993
                                                               September 30,                (inception) to
                                                      ---------------------------------      September 30,
                                                          1996                1995               1996
                                                      --------------     --------------     --------------

Supplemental disclosure of cash flow information:
   Cash paid during the year for:

          Interest paid                                $    417,868      $     132,183       $    668,032

          Income taxes paid                            $        -        $         -         $        -


Supplemental Schedule of Non-cash Investing and Financing Activities:

        For the nine months ended September 30, 1996:

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

        The Company issued 3,700,000 warrants to purchase common stock, to a related company controlled by the majority shareholders of the Company, in payment of accrued management fees of $122,100 included in accounts payable.

        The Company issued 3,700,000 shares of common stock upon the conversion of warrants for non-cash cancellation of $1,295,000 in accounts payable.

        The Company issued 285,000 shares of common stock for services rendered valued at $167,750.

         See accompanying notes to consolidated financial statements fonix (TM) corporation
                          [A Development Stage Company]

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
     principles for complete financial statements.   In the opinion of
     management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in the accompanying interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

     Research and Development - All monies that go to the unaffiliated research and development entity that are considered research and development costs and are charged to research and development expense as incurred. None of these costs are capitalized since the Company does not have a product that meets applicable capitalization requirements.

NOTE 2 - NOTES RECEIVABLE / PAYABLE

     During 1996 the Company made various secured loans to an entity not affiliated with the Company in the aggregate amount of $2,400,000. Parties affiliated with the Company purchased notes representing $2,130,000 of the total loan amount for the entire face amount of such debt plus accrued interest as of the date the loans were sold, leaving a note receivable balance of $270,000 at September 30, 1996. The notes receivable bear interest at 12% per annum, are secured by assets of the borrower and are due on demand. Accrued interest on the note receivable amounted to $1,890 at September 30, 1996. Subsequent to September 30, 1996, an additional loan was made for $200,000, increasing the note receivable balance to $470,000.

     At September 30, 1996 the Company had an unsecured note receivable from an entity not affiliated with the Company in the amount of $1,000,000 which bears interest at 12% per annum and is due and payable thirty days after written notice from the Company. At September 30, 1996 accrued interest on the note receivable amounted to $10,055.

     At September 30, 1996 the Company had a revolving note payable in the amount of $15,843,553 to a bank at an interest rate of 5.75%. This note payable is due November 7, 1996, and is secured by a certificate of deposit in the amount of $20,000,000. On November 7, 1996, similar terms were negotiated to extend the note.

NOTE 3 - CONVERTIBLE DEBENTURES

     In connection with a funding agreement entered into during October 1995, the Company issued a Series A Subordinated Convertible Debenture in consideration for funds received in the amount of $500,000 on October 23, 1995. The debenture is due October 23, 1997, has an annual interest rate of 5% and may be converted to Series A Preferred Stock or into common stock at the conversion price of $3.00 per share [See Note 4].

NOTE 4 - CAPITAL STOCK

     Preferred Stock - Pursuant to a funding agreement entered into during October 1995, the Company agreed to amend its certificate of incorporation to authorize the issuance of Series A Preferred Stock.
     As of September 30, 1996 the Company's board of directors and shareholders had not yet authorized the issuance of preferred stock or determined the dividend rate, liquidation preferences, participation rights, or redemption requirements of the Series A Preferred Stock into which the $500,000 debenture is convertible. The Company has agreed that it will use its best efforts to cause its shareholders to authorize the issuance of the preferred stock no later than the first special or annual shareholder's meeting held after December 31, 1996 [See Note 3].

     Funding Agreement - In October 1995, the Company entered into a funding arrangement with a private investment entity. Under terms of the agreement, the private investment entity agreed to fund the Company with $6,050,000 ("Funding Commitment") over an 11-month period in exchange for the Company's issuance of a total of 11,562,500 shares of the Company's common stock, and a $500,000 Series A Subordinated Convertible Debenture (the "Debenture") which is convertible into 166,167 shares of Series A Preferred Stock (described above) or into the same number of shares of common stock. The preferred stock, assuming it is authorized and issued, may be converted to common stock at the discretion of the investor on a one for one basis. The first $1,540,000 of the Funding Commitment was paid to the Company on October 23, 1995 as consideration for the issuance of the Debenture and the issuance of 2,166,667 shares of common stock [See Note 3]. As of September 30, 1996 the balance of the Funding Commitment, $4,510,000, was paid in full for which the Company issued 9,395,833 additional shares of common stock. Thus, the Company has received a total of $6,050,000 for which the Company has issued the Debenture and a total of 11,562,500 shares of common stock.

     Common Stock Transactions - During the nine months ended September 30, 1996, the Company issued a total of 12,161,242 shares of common stock for net cash proceeds of $12,759,962 at prices ranging from $.48 to $3.38 per share. Included in these issuances were 420,000 shares issued as a finders fee, valued at $901,520 and 8,218,750 shares issued as part of a funding arrangement [See Note 4, 2nd paragraph].

     Stock Options and Warrants - On July 30, 1996, an agreement was entered into whereby certain employees were granted an aggregate of 35,000 stock options as signing incentives. Of these 35,000 stock options, 25,000 have an exercise price of $2.97 and 10,000 have an exercise price of $9.31. These options are exercisable at any time beginning six months after the date of grant and expire July 30, 2006. None of these options have been exercised.

     On April 30, 1996 the directors approved a directors' stock option plan, under which the aggregate number of shares available for issuance is 5,400,000. The plan is administered by a committee consisting of two or more directors of the Company. The plan provides that each director shall receive options to purchase 200,000 shares of common stock for services rendered as a director during each entire calendar year or portion of a calendar year in excess of six months. The exercise price of such options is 100% of the closing market price of the stock on the date the options are granted. The option term is ten years from the date of grant. On April 30, 1996, 4,400,000 options were granted to the Company's current directors under the plan. Of that amount, options to acquire 2,000,000 shares were granted to certain incumbent directors for prior years' service, which options vested on the date of grant and are exercisable at any time after six months from the date of grant. The remaining options to purchase 2,400,000 shares granted on April 30, 1996 shall vest at the rate of 200,000 shares per calendar year or portion of a calendar year in excess of 6 months during which the option holder serves as a director, starting with calendar 1996. The vesting date for such options shall be January 1 following the year during which the service was rendered commencing on January 1, 1997. The exercise price of the options granted on the plan adoption date is $4.06 per share of common stock, which is equal to the closing market price of the Company's common stock on April 30, 1996. None of these options have been exercised.

     On April 30, 1996 the directors approved an employee stock option plan under which the aggregate number of shares available for issuance is 900,000 shares. The plan is administered by a committee consisting of two or more disinterested directors of the Company. Employee plan options may be granted to officers, key employees and to other key individuals at the discretion of the plan committee. The term of the plan is 10 years. No options will be granted under this plan after April 30, 2006. On July 30, 1996, certain key employees were granted an aggregate of 180,700 stock options under the Company's employee stock option plan. The exercise price for 129,100 of these stock options was $3.66 per share and the exercise prices for the remaining 51,600 stock options that were granted range from $5.06 to $9.88 per share. These options are subject to a three year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised commencing one year from the grant date, and an additional one-third may be exercised each year thereafter until three years from the grant date, at which time all options will be fully vested. These options expire July 30, 2006. None of these options have been exercised.

     On April 10, 1996, the Company granted 100,000 warrants to an individual to purchase 100,000 shares of the Company's common stock. These warrants were granted in lieu of cash for services rendered the Company in connection with the Funding Commitment. The 100,000 outstanding warrants have an exercise price of $3.24 per share and expire April 10, 1999. None of these warrants have been exercised.

     On April 3, 1995 three unrelated individuals acquired 120,000 warrants for restricted common stock in connection with a stock purchase agreement. The warrants were purchased at $.0033 per share with an exercise price of $2.00 per share. The warrants are exercisable anytime prior to April 3, 1998.

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

     In November 1994, the Company granted the right to purchase warrants for the purchase of an aggregate of 155,000 shares of restricted common stock to certain individuals, including warrants for 30,000 shares to three outside directors. In October 1995, certain of these individuals were granted the right to purchase warrants to purchase an additional 185,000 shares of restricted common stock. In order to preserve the Company's limited cash , warrants were granted in lieu of cash for services rendered to the Company. The warrants can be purchased for $.033 per share of common stock and can be exercised at $.50 per share of common stock. On October 30, 1995, one of these individuals exercised 50,000 of these warrants for a price of $.50 per share. None of the other warrants have been purchased. The warrants, as well as the right to purchase the warrants, expire April 24, 1998 and October 23, 1998, respectively.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company recorded the following expenses for services rendered and recorded the following balances which were payable to a company owned by the majority shareholders for the three months ended, and nine months ended, September 30, 1996:

                                 Three months ended       Nine months ended
                                September 30, 1996       September 30,1996
                                ---------------------    ------------------
     Expenses:
       Management fees expense    $         -              $   200,000
       Base rent expense                 13,428                 30,380

     Payables:
         Accounts payable         $     380,421            $   380,421


     The Company has rented office space from a company owned by the majority shareholders under a month-to-month lease for $2,000 per month. In May 1996 the month-to-month base lease increased to Approximately $4,476 per month.

     Prior to September 30, 1996, management of the Company reviewed the status of various loans made to third parties, including loans to an entity not affiliated with the Company which loans then totaled $2,400,000. The loans accrue interest at the rate of 12% per annum and are due on demand. As a result of that review management determined that the borrower was unlikely to repay the balance then due, together with interest accruing thereon, without significant delays and, possibly, commencement of foreclosure proceedings. Management also considered conversion of the unpaid balance of principal and interest into common stock of the borrower at conversion prices ranging between $.30 and $.40 per share. In this regard, management engaged an independent consultant to determine whether such conversion would allow the Company an opportunity to obtain repayment of the indebtedness more quickly than if the balance due and owing under the various loans was demanded by the Company. The independent consultant concluded that it was highly unlikely that the Company could convert all or a significant part of the debt due and owing from the borrower into common stock of the borrower and thereafter dispose of the common stock in a fashion which would allow the Company to recover an amount equal to or greater that the balance due and owing under the loans. Based upon that assessment, an entity owned by three officers, directors and significant shareholders of the Company proposed to purchase approximately $2,130,000 of loans from the Company to the borrower.
     The Company received payment of principal and interest from the entity owned by the three officers, directors and significant shareholders of the Company without discount or deduction. After that purchase, at September 30, 1996, the borrower continued to owe the Company $270,000 in principal.

NOTE 6 - RESEARCH AND DEVELOPMENT

     On or about October 16, 1993, the Company entered into a Product Development and Assignment Agreement (the "Development Agreement") with an unrelated research and development entity ("R&D Entity"), whereby the R&D Entity is developing certain technology related to the Company's natural language speech recognition technology (the "Speech Technology"). The Development Agreement was amended and restated by the parties on March 31, 1995. The president of the Company is one of seven members of the board of directors of the R&D Entity, and the executive officers and directors of the Company collectively own less than five percent of the common stock and rights to participate in the profits of the R&D Entity. An entity owned by three officers, directors and significant shareholders of the Company has provided management services for the R&D Entity, including management of accounts payable. Under the terms of the Development Agreement, the Company owns the intellectual property rights, all technology and technology rights that are developed by the R&D Entity with respect to the Speech Technology. The Company agreed to provide all funding necessary for the R&D Entity to develop a commercially viable technology. There is no minimum requirement or limit with respect to the amount of the funding to be provided by the Company. However, under the terms of the Development Agreement the Company is obligated to use its best efforts in raising the necessary funding for the development, manufacturing and marketing of the Speech Technology. The Company has not yet completed the research and development of the Speech Technology, and consequently, has not recorded any revenues from sales or licenses. Under the terms of the Development Agreement, the Company paid $1,226,559 to the R&D Entity for research and development for the three months ended September 30, 1996 and $3,134,097 for the nine months ended September 30, 1996. If and when the Company completes the development of the Speech Technology and develops a commercially viable technology based thereon, and assuming sales of such a technology commence, the Company will be obligated to pay the unaffiliated R&D Entity a royalty fee amounting to ten percent (10%) of the gross sales price of each revenue dollar produced from the license or sale of the Speech Technology.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     On July 17, 1996, the Company entered into a lease agreement for a 25,600 square foot facility. The lease provides for a term of eight years and an option to extend for an additional five years. The Company will consolidate development, marketing and other activities at the new facility. Occupancy of the facility is expected before November 15, 1996. The base rent is $2,725,376 over the next eight years, and is based on 25,600 rentable square feet. The first year's base rent is $304,640 which is $25,387 monthly. The base rent increases 3.5% annually for years two through five and 2% annually for years six through eight and for the five year option period. The Company has the right to terminate the lease after five years if the lessor cannot accommodate the Company's expansion needs, if any.

NOTE 8 - INCOME TAXES

     The Company's income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At September 30, 1996 the total of all deferred tax assets is approximately $4,672,000 and the total of the deferred tax liabilities is approximately $1,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance of approximately $4,671,000 as of September 30, 1996. The net change in the valuation allowance is $576,000 for the three months ended September 30, 1996 and $1,431,155 for the nine months ended September 30, 1996.

     The Company has available at September 30, 1996, an unused operating loss carryforward of approximately $12,900,000, which may be applied against future taxable income and which expires in various years beginning in 2000 through 2010.

NOTE 9 - GOING CONCERN

     The accompanying consolidated financial statements of fonix corporation have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the consolidated statements of operations, the Company has not yet achieved operations and continues to report operating losses including losses of $1,694,909 for the three months ended September
     30, 1996 and $4,209,280 for the nine months ended September 30, 1996.
     As of September 30, 1996, the Company has working capital of $9,294,736 which may not be adequate to finish the development of the Speech Technology. These items raise substantial doubt about the ability of the Company to continue as a going concern.

     Although it continues to develop the Speech Technology, the Company has not had any sales nor licenses of its technology, and there can be no assurance that the Company will develop a viable product or have any sales or licenses of its Speech Technology. Management plans to continue financing the development of the Company's Speech Technology through additional loans and/or sales of the Company's equity securities.

     The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, continue development of its Speech Technology, secure adequate new financing and generate sufficient cash flows from operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2.   Management's Plan of Operation

     The Company is a development stage business involved in the research and development and production of natural language speech recognition technologies, using specific-speech knowledge, proprietary modeling, and a linguistic process including a neural network system (artificial Intelligence) to recognize natural language speech. Because the Company still is in the development stage of its business, the Company has not yet distributed any product based on its Speech Technology. Therefore, the Company has had no revenue from its operations.

     In October 1993 the Company entered into the Development Agreement with the R&D Entity, and on March 31, 1995, the Development Agreement was amended and restated by the parties. The terms of the Development Agreement specify that the research and development of the Company's Speech Technology would be conducted by the R&D Entity but financed by the Company. The president of the Company is one of seven members of the board of directors of the R&D Entity, and the executive officers and directors of the Company own shares of the common stock and rights to participate in the profits of the R&D Entity, however, such share ownership and profit participation rights constitutes less than 5% of the total number of the R&D Entity's common stock issued and outstanding and project participation rights. An entity owned by three officers, directors and significant shareholders of the Company has provided certain management services, including accounts payable management, for the R&D Entity. Under the Development Agreement, the Company is responsible for providing all of the funding for the development of the Speech Technology and any products resulting therefrom. There is no minimum requirement or limit with respect to the amount of funding the Company must provide under the Development Agreement. However, the Company is obligated to use its best efforts in raising all of the necessary funding for the development, manufacturing and marketing of the Speech Technology. The amounts paid to the R&D Entity pursuant to the Development Agreement are determined as the R&D Entity submits weekly, pre-authorized work orders and budgets, which are then reviewed and approved by the Company. Since no product incorporating the Speech Technology has yet been completed, all funds paid to the R&D Entity by the Company are not capitalized, rather, they are accounted for as research and development expense.

     The Company incurred research and development expenses of $1,226,559 and $691,055 for the three months ended September 30, 1996 and September 30, 1995, respectively. General and administrative expenses were $595,717 and $498,141, respectively, for the three months ended September 30, 1996 and September 30, 1995. Due to these significant research and development and general and administrative expenses, the Company has incurred losses of $1,694,909 and $1,217,761 for the three months ended September 30, 1996 and September 30, 1995, respectively. At September 30, 1996, the Company had an accumulated deficit of ($13,431,805) and stockholders' equity of $9,860,416. The Company anticipates similar losses in the future as it continues the development of the Speech Technology and expects such losses to continue until such time as a commercially viable technology is completed and significant revenues are realized. However, there can be no assurance that the Company will complete a commercially viable Speech Technology, or that sufficient revenues will be generated from sales or licenses of such technology to allow the Company to operate profitably.


     The Company has completed and tested in a laboratory environment various components of the Speech Technology. The Company plans to continue to develop and test in the laboratory its integrated components, both software and hardware. When, and if, the Company has completed and successfully tested the core elements of its Speech Technology, management expects to present the technology to personal computer hardware OEM's, independent software vendors and value-added developers and resellers. Significant amounts of capital will be necessary to complete the development and testing of the Company's Speech Technology prior to marketing or the presentation of the technology to personal computer hardware OEM's, independent software vendors and value-added developer and resellers. Accordingly, the Company expects to incur significant losses at least through calendar 1997.

     From its inception, the Company's principal source of operating capital has been private and other exempt sales of the Company's equity securities and borrowing from related parties. At September 30, 1995, the Company had outstanding debt to related parties in the amount of $656,874. Pursuant to an investment agreement between the Company and a private investment entity dated October 23, 1995 (the "Private Investment Agreement"), $506,874 of the $656,874 of then outstanding debt to related parties was forgiven by the related parties. This transaction occurred at the request of the private investment entity to, among other things, alleviate the Company's debt obligations and to make the arrangement more attractive for the private investment entity. Except as disclosed in Note 5 to the financial statements accompanying this report, at September 30, 1996, there was no outstanding debt owed to related parties. Private and other exempt sales of the Company's securities resulted in net cash proceeds of $2,000,000 for the three months ended September 30, 1996.

     The Company has a relationship with a local bank pursuant to which the Company has entered into an agreement allowing it to borrow against its own funds on deposit with the bank. At September 30, 1995, the Company had funds on deposit of $3,568,800 and owed the bank a total of $3,568,637. As of September 30, 1996, the Company had funds on deposit of $20,000,000, and the Company owed $15,843,553 to the bank, which obligation matures on February 3, 1997. The relationship with the bank is re-negotiated every three months. The Company and the bank have negotiated an interest rate that yielded a net difference between the rates of interest paid and received by the Company of 1%. Therefore, the net cost to the Company for this arrangement was 1% for the period ended September 30, 1996. Interest is payable monthly and the principal amount is payable in full at maturity.

     In October 1995, the Company entered into a funding arrangement with a private investment entity. Under terms of the agreement, the private investment entity agreed to fund the Company with $6,050,000 ("Funding Commitment") over an 11-month period in exchange for the Company's issuance of a total of 11,562,500 shares of the Company's common stock, and a $500,000 Series A Subordinated Convertible Debenture (the "Debenture") which is convertible into 166,167 shares of Series A Preferred Stock or into the same number of shares of common stock. The preferred stock, assuming it is authorized and issued, may be converted to common stock at the discretion of the investor on a one for one basis. The first $1,540,000 of the Funding Commitment was paid to the Company on October 23, 1995 as consideration for the issuance of the Debenture and the issuance of 2,166,667 shares of common stock. As of September 30, 1996 the balance of the Funding Commitment, $4,510,000, has been paid in full for which the Company issued 9,395,833 additional shares of common stock. The Company has received a total of $6,050,000 for which the Company has issued the Debenture and a total of 11,562,500 shares of common stock. The Company has no further obligation to issue common stock under the Funding Commitment (except as such may be issued upon conversion of the Debenture or the preferred stock).

     Presently, as a result of the agreement described above and additional domestic and offshore sales of its equity and debt securities, the Company anticipates that it will be able to satisfy its cash requirements during the next 12 months. Nevertheless, the research and development associated with the completion of the Company's Speech Technology and marketing of any product incorporating such technology will continue to require large amounts of capital. Since the Company has no revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements. If and when the Company successfully completes the development of its Speech Technology, the Company will seek to enter into either OEM or licensing agreements pursuant to which royalty or other payments by third parties could provide a significant amount of the financing necessary to manufacture and market such a product. Such funds might alleviate the need for financing through additional sales of the Company's debt or equity securities. Absent such OEM or licensing agreements, however, the Company anticipates it will need a significant amount of additional capital investment to finance the manufacturing, distribution and marketing of a product incorporating its Speech Technology. There can be no assurance that the Company will receive the necessary financing to develop and market its Speech Technology from either OEM or licensing contracts or by the offer and sale of the Company's debt or equity securities.

     The Company plans to hire additional engineers as required and as funding is available. In addition, if and when the Company completes the testing of the Speech Technology, the Company believes that approximately thirty more employees will be initially required for sales and marketing and customer support services.

     On July 17, 1996, the Company entered into a lease agreement for a 25,600 square foot facility. The lease provides for a term of eight years and an option to extend for an additional five years. The Company will consolidate development, marketing and other activities at the new facility. Occupancy of the facility is expected before November 15, 1996. The base rent is $2,725,376 over the next eight years, and is based on 25,600 rentable square feet. The first year's base rent is $304,640 which is $25,387 monthly. The base rent increases 3.5% annually for years two through five and 2% annually for years six through eight and for the five year option period. The Company anticipates that this building will be adequate office space for the Company's needs over the next year. In addition, new testing equipment is required and will be purchased as needed and as sufficient capital is raised for its acquisition.

     When used in this Quarterly Report on Form 10-QSB, the words
"believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. In order to comply with the terms of that safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experiences to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the continuing need for operating funds which will necessitate the Company incurring debt or issuing shares in amounts that may result in substantial dilution to existing stockholders, the technological obsolescence of planned products and/or technology now being developed by the Company, the significant accumulated losses of the Company, the reaction to or acceptance of the Company's technology in the marketplace, competition from larger and better-funded competitors, and the availability of trained personnel. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.
The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

                   Part II--Other Information

Item 4.   Submission of Matters to Vote of Security Holders

     On July 22, 1996, the Company conducted its 1996 annual meeting of shareholders. At the annual meeting, all former members of the Company's Board of Directors were elected for another term of service. Those directors include Stephen M. Studdert, Alan C. Ashton, Ph.D., Joseph Verner Reed, James
B. Hayes, Thomas A. Murdock and Roger D. Dudley.   At the annual meeting, the
Company's shareholders also were asked to and did approve the Company's 1996 Long-term Stock Investment & Incentive Plan (the "Employee Plan") and the 1996 Director's Stock Option Plan (the "Directors' Plan"). The shareholders also ratified the selection of Pritchett, Siler & Hardy, P.C., as the Company's independent public accountants. The following table summarizes the voting at the annual meeting.


                                                                  Broker
Issue/Board Nominee        For       Against (1)    Abstention    Non-Votes
-------------------     ----------  ------------  ------------- -----------
Approve Employee         22,895,389       41,892        23,815      0
Plan and Directors'
Plan

Ratify selection of      22,954,566           500        6,296      0
accountants

Stephen M. Studdert      22,960,472

Alan C. Ashton, Ph.D.    22,960,472

Joseph Verner Reed       22,960,372

James B. Hayes           22,960,372

Thomas A. Murdock        22,960,472

Roger D. Dudley          22,960,472

     (1) Information provided to the Company by the Company's independent proxy service agency does not distinguish between abstentions and negative votes with respect to votes cast for the election of directors. There were 22,961,362 shares of voting common stock represented or in proxy at the annual meeting.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     fonix corporation



Date:     November 13, 1996              /s/ Thomas A. Murdock
     -----------------------           -------------------------
                                       Thomas A. Murdock, President






Date:     November 13, 1996              /s/ Roger D. Dudley
      -----------------------          --------------------------
                                       Roger D. Dudley, Executive Vice
                                       President