Form 10-Q/A
period 1996-09-30
FONIX CORP
filed 1997-01-22
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB/A
                               Amendment No. 1

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

     [This Amendment is filed to amend Notes 2 and 5 to the registrant's consolidated financial statements included in its Form 10-QSB filed November 14, 1996.]


                              fonix (TM) corporation
                          [A Development Stage Company]

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - NOTES RECEIVABLE / PAYABLE

     Between May 14 1996 and August 13, 1996, the Company advanced a total of $1,900,000 in short-term debt financing to K.L.S. Enviro Resources, Inc., a Nevada corporation ("KLS"), in increments of $710,000, $450,000, $150,000 and $590,000. KLS executed a promissory note for the first advance in June 1996, but on August 13, 1996, and pursuant to ongoing negotiations between the Company and KLS, KLS executed and delivered a replacement note for the first advance and notes for each of the subsequent advances totaling $1,900,000 (the "Notes"). The Notes were secured by all assets of KLS, except for certain real property owned by KLS. In addition, the Notes were convertible at the option of the Company into restricted shares of KLS common stock. Specifically, the Notes provided that the $710,000 increment is convertible at the rate of $0.30 per share and the balance of the financing ($1,190,000) is convertible at the rate of $0.40 per share. Incident to the provision of the debt financing described in this paragraph, Thomas A. Murdock, an executive officer, director and significant shareholder of the Company, assumed a position on the KLS board of directors effective July 10, 1996. In addition, a group comprised of a current executive officer and director of KLS and a private entity controlled by Mr. Murdock and two other executive officers and directors of the Company, namely Mr. Studdert and Mr. Dudley, known as SMD L.L.C. ("SMD"), agreed to purchase 3,561,000 shares of common stock from the estate of a former executive officer and director of KLS. The Company demanded payment of the foregoing sums prior to September 30, 1996 and was advised by the debtor that it was not in a position to pay all or substantially all of the amount then due. The board of directors of the Company, after obtaining independent counsel and advice, determined it did not wish to convert the Notes to restricted common stock. SMD agreed to loan KLS $1,673,700 for the purpose of making a payment in that amount to the Company. On September 30, 1996, using funds borrowed from SMD, KLS paid the Company $1,673,700, leaving a balance due and owing at September 30, 1996, of $272,156. The principal amount of such remaining balance, being $270,000, was subsequently sold by the Company to a shareholder of KLS(and non-affiliate of the Company) on December 31, 1996, who thereafter converted it to restricted common stock of KLS at a rate of $.30 per share. After the repayment of $1,673,700, the Company loaned $200,000 to KLS on the same terms of the previous advances leaving a total indebtedness of $470,000. These loans were repaid in full by December 31, 1996. See Note 5, below.

     The Company loaned $500,000 to an unrelated entity on August 26, 1996. The obligation bears interest at 12% per annum, is secured by assets of the borrower and is due on demand.

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

     Prior to September 30, 1996, management of the Company reviewed the status of various loans made to third parties, including loans to KLS which then totaled $1,900,000. The loans accrue interest at the rate of 12% per annum and are due on demand. As a result of that review management determined that KLS was unlikely to repay the balance then due, together with interest accruing thereon, without significant delays and, possibly, commencement of foreclosure proceedings. Management also considered conversion of the unpaid balance of principal and interest into common stock of the borrower at conversion prices ranging between $.30 and $.40 per share. In this regard, management engaged an independent consultant to determine whether such conversion would allow the Company an opportunity to obtain repayment of the indebtedness more quickly than if the balance due and owing under the various loans was demanded by the Company. The independent consultant concluded that it was highly unlikely that the Company could convert all or a significant part of the debt due and owing from the borrower into common stock of the borrower and thereafter dispose of the common stock in a fashion which would allow the Company to recover an amount equal to or greater that the balance due and owing under the loans. Based upon that assessment, SMD proposed to loan KLS funds to repay $1,673,700 of the amounts owing to the Company. The Company received payment of the same amount of principal and interest from KLS from the funds provided by SMD.

     Subsequent to the end of the period covered by this report, on December 31, 1996, Mr. Studdert and Mr. Dudley joined the board of directors of KLS, and Mr. Studdert accepted the position of Chairman of that board and Mr. Dudley accepted the position of Chief Financial Officer of KLS. In addition, the KLS board appointed Joseph Verner Reed and Rick D. Nydegger, directors of the Company, to fill newly created vacancies on the KLS board. Since December 31, 1996, Mr. Reed chairs the compensation committee of the KLS board and Mr. Dudley chairs its audit committee.
     Mr. Studdert, Mr. Murdock and Mr. Dudley serve as three of the four members of the KLS board's executive committee.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          fonix corporation



Date:     January 22, 1997              /s/ Thomas A. Murdock
     -----------------------           -------------------------
                                       Thomas A. Murdock, President






Date:     January 22, 1997              /s/ Roger D. Dudley
      -----------------------          --------------------------
                                       Roger D. Dudley, Executive Vice
                                       President