Form 10QSB/A
period 1996-09-30
FONIX CORP
filed 1997-01-24
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-QSB/A
                               Amendment No. 2

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

     [This Amendment No. 2 is filed to amend Notes 2 and 5 to the registrant's consolidated financial statements included in its Form 10-QSB filed November 14, 1996, as amended by Amendment No. 1, filed January 22, 1996.]


                              fonix (TM) corporation
                          [A Development Stage Company]

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - NOTES RECEIVABLE / PAYABLE

     Between May 14, 1996 and August 13, 1996, the Company advanced a total of $1,900,000 in short-term debt financing to K.L.S. Enviro Resources, Inc., a Nevada corporation ("KLS"), in increments of $710,000, $450,000, $150,000 and $590,000. KLS executed a promissory note for the first advance in June 1996, but on August 13, 1996, and pursuant to ongoing negotiations between the Company and KLS, KLS executed and delivered a replacement note for the first advance and notes for each of the subsequent advances totaling $1,900,000 (the "Notes"). The Notes were secured by all assets of KLS, except for certain real property owned by KLS. In addition, the Notes were convertible at the option of the Company into restricted shares of KLS common stock. Specifically, the Notes provided that the $710,000 increment is convertible at the rate of $0.30 per share and the balance of the financing ($1,190,000) is convertible at the rate of $0.40 per share. Incident to the provision of the debt financing described in this paragraph, Thomas A. Murdock, an executive officer, director and significant shareholder of the Company, assumed a position on the KLS board of directors effective July 10, 1996. In addition, a group comprised of a current executive officer and director of KLS and a private entity controlled by Mr. Murdock and two other executive officers and directors of the Company, namely Mr. Studdert and Mr. Dudley, known as SMD L.L.C. ("SMD"), agreed to purchase 3,561,000 shares of common stock and 100,000 shares of preferred stock convertible into 500,000 shares of common stock from the estate of a former executive officer and director of KLS. The Company demanded payment of the foregoing sums prior to September 30, 1996 and was advised by the debtor that it was not in a position to pay all or substantially all of the amount then due. The board of directors of the Company, after obtaining independent counsel and advice, determined it did not wish to convert the Notes to restricted common stock. SMD agreed to loan KLS $1,673,700 for the purpose of making a payment in that amount to the Company. On September 30, 1996, using funds borrowed from SMD, KLS paid the Company $1,673,700, leaving a balance due and owing at September 30, 1996, of $272,156. The principal amount of such remaining balance, being $270,000, was subsequently sold by the Company to a shareholder of KLS(and non-affiliate of the Company) on December 31, 1996, who thereafter converted it to restricted common stock of KLS at a rate of $.30 per share. After the repayment of $1,673,700, the Company loaned $200,000 to KLS on the same terms of the previous advances leaving a total indebtedness of $470,000. These loans were repaid in full by December 31, 1996. See Note 5, below.

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

     fonix corporation



Date:     January 23, 1997              /s/ Thomas A. Murdock
     -----------------------           -------------------------
                                       Thomas A. Murdock, President






Date:     January 23, 1997              /s/ Roger D. Dudley
      -----------------------          --------------------------
                                       Roger D. Dudley, Executive Vice
                                       President