Form 10QSB/A
period 1995-09-30
FONIX CORP
filed 1997-04-15
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _______________.

Commission file number   0-23862
                       --------------

                              fonix corporation
------------------------------------------------------------------------------
             (Exact name of small business issuer in its charter)

        Delaware                                                22-2994719
----------------------                                 -----------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                           Identification No.)

                   60 East South Temple Street, Suite 1225
                          Salt Lake City, Utah 84111
------------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

                               (801) 328-0161
                              -----------------
                         (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

As of November 13, 1995, 26,589,355 shares of the issuer's Common Stock, par value $.0001 per share, were issued and outstanding.

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

                                    ASSETS
                                                                 September 30,
                                                                     1995
                                                                --------------
Current assets:
     Cash                                                       $   3,568,804

     Interest receivable                                               12,906
                                                                --------------
          Total Current Assets                                      3,581,710

Intangible assets, net                                                 23,346
                                                                --------------
                                                                $   3,605,056
                                                                ==============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Notes payable                                              $   4,190,498
     Accounts payable                                               1,424,947
     Accrued expenses                                                 124,976
                                                                --------------
          Total Current Liabilities                                 5,740,421
                                                                --------------
Commitments and contingencies                                            -

Stockholders' deficit:
     Preferred stock                                                     -
     Common stock                                                       2,359
     Additional paid-in capital                                     8,773,633
     Accumulated deficit                                          (10,911,357)
                                                                --------------
          Total stockholders' deficit                              (2,135,365)

                                                                $   3,605,055
                                                                ==============


   See accompanying notes to condensed consolidated financial statements fonix corporation
                       [A Development Stage Company]

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 [Unaudited]


                                                                                                                  October 1,
                                                  Three months ended                  Nine months ended              1993
                                                     September 30,                      September 30,           (Inception) to
                                            -------------------------------   -------------------------------    September 30,
                                                 1995            1994              1995             1994             1995
                                            --------------   --------------   --------------   --------------   --------------
Revenues                                    $        -       $        -       $        -       $        -       $        -
                                            --------------   --------------   --------------   --------------   --------------
Expenses:
   General and administrative                   2,781,041          313,378        3,287,356          991,803        5,502,849
   Research and development                       691,055          776,000        1,856,529        1,534,000        5,265,350
                                            --------------   --------------   --------------   --------------   --------------
      Total expense                             3,472,096        1,089,378        5,143,885        2,525,803       10,768,199
                                            --------------   --------------   --------------   --------------   --------------
Loss from operations                           (3,472,096)      (1,089,378)      (5,143,885)      (2,525,803)     (10,768,199)
                                            --------------   --------------   --------------   --------------   --------------

Other income (expense):
   Interest income                                 49,991              837          120,763              837          141,032
   Interest (expense)                             (78,556)         (14,467)        (191,286)         (41,217)        (284,190)
                                            --------------   --------------   --------------   --------------   --------------
      Total other income (expense)                (28,565)         (13,630)         (70,523)         (40,380)        (143,158)

Loss before income taxes                       (3,500,661)      (1,103,008)      (5,214,408)      (2,566,183)     (10,911,357)

Current tax expense                                  -                -                -                -                -

Deferred tax expense                                 -                -                -                -                -
                                            --------------   --------------   --------------   --------------   --------------
Net Loss                                    $  (3,500,661)   $  (1,103,008)   $  (5,214,408)   $  (2,566,183)   $ (10,911,357)
                                            --------------   --------------   --------------   --------------   --------------
Loss per share                              $       (0.16)   $       (0.06)   $       (0.27)   $       (0.20)   $       (0.70)
                                            --------------   --------------   --------------   --------------   --------------
Weighted average shares                        21,580,689       17,064,631       19,638,187       12,741,186       15,696,700
                                            ==============   ==============   ==============   ==============   ==============

    See accompanying notes to condensed consolidated financial statements fonix corporation
                         [A Development Stage Company]

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              Increase (Decrease) in Cash and Cash Equivalents
                                  [Unaudited]


                                                                                                   October 1,
                                                                   Nine months ended                  1993
                                                                      September 30,              (Inception) to
                                                           ---------------------------------      September 30,
                                                                1995               1994               1995
                                                           --------------     --------------     --------------
Cash flows from operating activities:
   Net loss                                                $  (5,214,407)     $  (2,566,183)       (10,911,357)
   Adjustments to reconcile net loss
     to net cash used in operations:
        Common stock issued for non-cash                       2,442,900            255,000          2,697,900
        Write-off of assets received in
          acquisition                                               -                  -                 1,281
        Depreciation                                                 708               -                   708
        Changes in assets and liabilities:
           (Increase) in interest receivable                      (8,509)              (837)           (12,906)
           Increase (decrease) in accounts payable             1,363,274            477,851          2,842,046
           Increase in accrued expenses                           59,103             31,364            131,881
           (Decrease) in cash overdraft                             -                    (6)              -
                                                           --------------     --------------     --------------
              Net cash used in operating activities           (1,356,931)        (1,802,811)        (5,250,447)
                                                           --------------     --------------     --------------

Cash flows from investing activities
           (Increase) in intangible assets                       (24,053)              -               (24,053)
                                                           --------------     --------------     --------------
              Net cash used in investing activities              (24,053)              -               (24,053)
                                                           --------------     --------------     --------------
Cash flows from financing activities:
   Proceeds  from notes payable                                2,131,416          1,159,610          5,656,754
   (Repayment) of notes payable                                 (514,268)          (801,989)        (1,316,257)
   Proceeds from issuance of
     common stock                                              1,186,751          2,210,175          4,502,806
                                                           --------------     --------------     --------------
              Net cash provided by
                financing activities                           2,803,899          2,567,796          8,843,304
                                                           --------------     --------------     --------------
              Net Increase in cash                             1,422,915            764,985          3,568,804

Cash at beginning of period                                    2,145,889               -                  -
                                                           --------------     --------------     --------------
Cash at End of Period                                      $   3,568,804      $     764,985          3,568,804
                                                           ==============     ==============     ==============

                                  [Continued]
                               fonix corporation
                         [A Development Stage Company]

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents
                                  [Unaudited]


                                                                                                   October 1,
                                                                   Nine months ended                  1993
                                                                      September 30,              (Inception) to
                                                           ---------------------------------      September 30,
                                                                1995               1994               1995
                                                           --------------     --------------     --------------
Supplemental disclosure of cash flow information:

    Cash paid during the year for:

          Interest paid                                     $    132,183      $        -         $     152,309

          Income taxes paid                                 $       -         $        -         $        -

Supplemental Schedule of Non-cash Investing and
   Financing Activities:

          For the Nine Months Ended September 30, 1995:

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

          For the Nine Months Ended September 30, 1994:

          During July, 1994 the Company converted $150,000 of notes payable and $6,905 of accrued interest payable to restricted common stock.

          On June 17, 1994, Taris, Inc., issued 10,395,249 shares of common stock in exchange for all of the issued stock of Phonic Technologies, Inc.  Inasmuch as the 10,395,249 shares of common stock is deemed to have acquired Taris, Inc.  Taris, Inc. had the following assets and liabilities at the transaction date:

                    Total assets                             $    1,281
                                                             -----------
                    Net assets purchased                          1,281
                                                             -----------
                    Fair value of common stock issued        $    1,281
                                                             -----------

          See accompanying notes to consolidated financial statements fonix corporation
                        [A Development Stage Company]

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in the accompanying interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 audited financial statements. The results of operations for the periods ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.

     Research and Development - All monies that go to the unaffiliated research and development entity are considered research and development costs and are charged to research and development expense as incurred. None of these costs are capitalized since the Company does not have a product that meets the capitalization requirements.

NOTE 2 - NOTES PAYABLE

     The Company has the following notes payable at September 30, 1995:

         Revolving Note, $3,568,637 to a
         bank at an interest rate of 7.50% due
         December 1, 1995, secured by certificate
         of deposit in the amount of $3,568,800.            $ 3,568,637

         Note payable to an officer/shareholder
         at an interest rate of 6%, due
         December 31, 1995, unsecured.                          286,493

         Note payable to a related company at an
         interest rate of 6%, due December 31, 1995,
         unsecured.                                             285,368
                               fonix corporation
                        [A Development Stage Company]

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - NOTES PAYABLE (Continued)

         Note payable to an unrelated party at an
         interest rate of 10%, due December 1, 1995.             50,000
                                                            ------------
                                                            $ 4,190,498
                                                            ============
NOTE 3 - RELATED PARTIES

     The Company recorded the following expenses for services rendered and recorded the following balances which were payable to a company owned by the majority shareholders for the three months ended, and nine months ended, September 30, 1995


                                                 Three months ended     Nine months ended
                                                 September 30, 1995     September 30, 1995
                                                 ------------------     ------------------
           Expenses:
                  Management fees expense        $      150,000         $       450,000
                  Interest expense                        4,860                   8,427
                  Rent expense                            6,000                  18,000

           Payables:
                  Accounts payable               $      581,920         $       581,920
                  Accrued interest payable               19,298                  19,298
                  Notes payable                         285,368                 285,368

     The Company rents office space from a company owned by the majority shareholders under a month-to-month lease for $2,000 per month.

     The Company had a note payable at September 30, 1995 to an officer and shareholder of the Company totaling $286,493. Interest expense for the three months ended September 30, 1995 totaled $5,273, and year to date interest expense was $17,098. Accrued interest payable at September 30, 1995 totaled $65,715. Subsequent to September 30, 1995, the note payable of $286,493 along with the accrued interest of $65,715, were forgiven by the officer and shareholder of the Company, and accounted for as a contribution to additional paid in capital. See Note 9.

     The Company had a note payable to a company owned by the majority shareholders at September 30, 1995 of $285,368. Interest expense totaled $4,860 for the three months ended September 30, 1995, and year to date interest expense totaled $8,427. Accrued interest totaled $19,298 at September 30, 1995. Subsequent to September 30, 1995, $135,368 of the
                               fonix corporation
                        [A Development Stage Company]

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTIES (Continued)

     $285,368 note payable, along with the accrued interest of $19,298, were forgiven by a majority shareholder of the Company, and accounted for as a contribution to additional paid in capital. See Note 9.

NOTE 4 - RESEARCH AND DEVELOPMENT

     On or about October 16, 1993, the Company entered into an agreement with a research and development entity whereby the entity is developing certain technology related to voice-activated computer hardware and software (the "VoiceBox Technology"). The president of the Company is one of seven members of the board of directors of the research and development entity, and the majority shareholders of the Company own less than five percent of the common stock of the research and development entity. Under the terms of the agreement, the Company owns all technology and technology rights that are developed by the entity. The Company agreed to provide all funding necessary for the entity to develop a commercially viable product. There is no minimum requirement or limit with respect to the amount of the funding to be provided by the Company. However, under the terms of the agreement the Company is obligated to use its best efforts in raising the necessary funding for the development, manufacturing and marketing of the VoiceBox technology. The Company has not yet completed the research and development of its product, and consequently, has not recorded any revenues from sales. Under the terms of the agreement the Company paid $691,055 to the research and development entity for research and development for the three months ended September 30, 1995, and $1,856,529 for the nine months ended September 30, 1995.

     The Company presently anticipates that it will complete alpha testing and begin beta testing of its voice-activated computer hardware and software sometime during the second quarter of 1996. Following sufficient time for beta testing results to be collected and appropriate adjustments made, the Company presently projects that a viable product will be ready for market introduction by the end of 1996. If and when sales of such a product commence, the Company will pay the unaffiliated research and development entity a royalty fee amounting to ten percent (10%) of the sales price of each unit sold.

NOTE 5 - STOCK OPTIONS AND WARRANTS

     As part of the September 30, 1994 restated stock purchase agreement, the Company granted a shareholder (Rolcan Finance, Ltd.) the right to purchase 500,000 warrants for the purchase fonix corporation
                        [A Development Stage Company]

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK OPTIONS AND WARRANTS (Continued)

     of Reg-S common stock, each warrant entitling the holder thereof to purchase one share of common stock. The total purchase price for the 500,000 warrants is $50,000. If the 500,000 warrants are purchased, they can be exercised at any time after purchase at $1.00 per share of restricted common stock. The warrants, as well as the right to purchase the warrants, expire in December 1995.

     In October 1994, the Company granted 150,000 warrants to purchase restricted common stock. Due to the limited cash funds of the Company, these warrants were granted in lieu of cash for previous and future services. The 150,000 outstanding warrants have an option price of $2.00 per share and expire in December 1997.

     In November 1994, the Company granted the right to purchase warrants for the purchase of an aggregate of 155,000 shares of restricted common stock to certain individuals, including warrants for 30,000 shares to three directors. In October 1995, certain of these individuals were granted the right to purchase warrants to purchase an additional 185,000 shares of restricted common stock. In order to preserve the Company's limited cash, warrants were granted in lieu of cash for services rendered to the Company. The warrants can be purchased for $.033 per share of common stock and can be exercised at $.50 per share of common stock. On October 30, 1995, one of these individuals purchased and exercised 50,000 of these warrants for an exercise price of $.50 per share. None of the other warrants have been purchased. The warrants, as well as the right to purchase the warrants, expire in December, 1997.

     In April 1995, all of the disinterested directors of the Company approved the issuance of warrants to purchase 3,700,000 shares of common stock to an entity controlled by the majority shareholders of the Company with the right to convert that entity's accrued management fees due from the Company for the purchase of 3,700,000 warrants and the exercise price of the warrants. The warrants were offered in April 1995, purchased on July 31, 1995 for a purchase price of $.033 per warrant and were then exercised on August 11, 1995 at $.35 per share. The related entity controlled by the majority shareholders of the Company canceled invoices for $1,417,100 in management fees due from the Company as consideration for the warrants and the exercise price of the warrants. The exercise price was less than the market price of the Company's common stock because, among other reasons, the shares issued upon exercise of the warrants are restricted shares. In addition, the exercise price was offered as an incentive to help the Company in relieving debt and preserving limited cash by converting payables to common stock.

                               fonix corporation
                        [A Development Stage Company]

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCK OPTIONS AND WARRANTS (Continued)

     On April 3, 1995 three non-related individuals were offered and purchased 120,000 warrants for restricted common stock in connection with a stock purchase agreement. The warrants were purchased at $.0033 per share with an exercise price of $2.00 per share. The warrants are exercisable anytime prior to April 3, 1996.

NOTE 6 - INCOME TAXES

     Income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes [FASB 109]. In accordance with FASB 109, the Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.

     The Company has available at September 30, 1995, unused operating loss carryforwards of approximately $8,700,000 which may be applied against future taxable income and which expire in various years beginning in 2000 through 2010. The amount of and ultimate realization of the benefit from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of approximately $2,100,000 which is equal to the tax effect of the loss carryforwards and,therefore, no deferred tax asset has been recognized.

NOTE 7 - GOING CONCERN

     The accompanying consolidated financial statements of fonix corporation have been prepared on a going-concern basis, which contemplated profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the consolidated statements of operations, the Company reported a loss of $3,500,661 for the three months ended September 30, 1995, and $5,214,407 for the nine months ended September 30, 1995. As of September 30, 1995, the Company has a working capital deficit of $2,158,711.

     Management presently believes that the Company is in the final development stage of its voice-activated computer software and hardware. Although there has been substantial fonix corporation
                        [A Development Stage Company]

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - GOING CONCERN (Continued)

     progress in the development of this technology, the Company does not have a viable product, and has not had any sales and there can be no assurance that the Company will develop a viable product or have any sales. Management plans to continue financing the development of the Company's technology through additional loans and/or sales of the Company's equity securities.

     The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, meet its product development goals, secure adequate new financing and generate sufficient cash flows from operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 - CONTINGENCIES

     Prior to the merger in June 1994, the former attorney of the Company caused the transfer agent to issue a certificate for 138,389 shares of common stock. The Company did not approve or properly authorized the issuance of this certificate or the shares represented by the certificate, nor did the Company receive consideration from the attorney. These shares are not included as issued and outstanding shares in the accompanying financial statements.

NOTE 9 - SUBSEQUENT EVENTS

     Issuance of Stock and Debenture - In October 1995, the Company entered into a funding arrangement with a private investment entity. Under terms of the agreement, the investor agreed to fund the Company with $6,050,000 over an 11 month period. $500,000 of the $6,050,000 was paid to the Company on October 23, 1995 as consideration for the issuance of a Series A Subordinated Convertible Debenture, due on October 23, 1996, with an annual interest rate of 5%. This debenture may be converted to Series A Preferred Stock at $3.00 per share any time after the Company's shareholders and board of directors authorize the issuance of the Company's Series A Preferred Stock but before the maturity date of the Debenture. The remaining $5,550,000 will be paid as consideration for a total of 11,562,500 shares of the Company's common stock. Of that $5,550,000 amount, $1,040,000 was paid by the investment entity on October 23, 1995, in exchange for which the Company issued 2,166,667 shares of common stock. The remainder of the purchase price for the common stock is payable over a period of 11 months as the Company meets certain development achievements. Shares of common stock will be issued in amounts corresponding to the dollar amount of payments made to the Company during that 11 month payment period.

                               fonix corporation
                        [A Development Stage Company]

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - SUBSEQUENT EVENTS (Continued)

     Also, subsequent to September 30, 1995, the Company issued an additional 566,039 shares of common stock to a private investor pursuant to a stock purchase agreement for total proceeds of $300,000.

     Forgiveness of Debt - In October, 1995 two related parties forgave debts owed by the Company totaling $506,874. Such debt was payable in full on or before December 31, 1995. (See Note 3 - Related Parties)

NOTE 10 - RESTATEMENT OF FINANCIAL STATEMENTS

     As discussed in Note 5, the company issued 3,700,000 shares of common stock to an affiliated corporation upon exercise of stock warrants. The exercise price was paid for through the cancellation of debt which had previously been accrued for management fees by the corporation. In retrospect, Management believes that the provisions of APB Opinion No. 25, which applies to stock issued to employees for services, should be extended to cover this transaction. Accordingly, the Company has recorded an additional compensation expense of $2,282,900 and adjusted additional paid in capital on the financial statements for 1995. Management believes this adjustment is necessary to be consistent with current attitudes and policies in effect in subsequent years. This adjustment has no effect on total stockholders' equity but does result in an increase to net loss for the three months ended September 30, 1995.

Item 2.  Management's Plan of Operation.

     The Company is a development stage business which has been involved in the research and development of proprietary computer natural language voice recognition hardware, software and firmware technology. Because the Company still is in the research and development stage of its business, the Company has not yet marketed or distributed its voice recognition product. Therefore, the Company has had no revenue from its operations and has not had revenue from operations during the past two fiscal years.

     In October 1993, the Company entered into an agreement with a research and development entity. The president of the Company is one of seven members of the board of directors of the research and development entity, and the majority shareholders of the Company own less than five percent of the common stock of the research and development entity. Under the terms of this agreement, the entity is wholly responsible for the development of the computer voice recognition technology. If and when the product is completed and sold, the entity will receive a royalty of 10% of total sales. The Company owns all the technology and all the rights associated with the technology that is developed by the entity. The Company is responsible for providing the funding for the development of the product. There is no minimum requirement or limit with respect to the amount of funding. However, the Company is obligated to use its best efforts in raising the necessary funding for the development, manufacturing and marketing of the fonix technologies, hereafter referred to as "VoiceBox." The amounts of payments sent to the entity pursuant to the agreement are determined as it submits weekly work orders and required budgets, which are then reviewed and approved by the Company. All monies sent to the entity are accounted for strictly as research and development expense, since the product has not yet been completed.

     The Company has incurred research and development expenses of $691,055 and $776,000 for the three months ended, September 30, 1995 and 1994 respectively. General and administrative expenses (which consist primarily of management fees and legal fees), for the same three month periods were $2,781,041 and $313,378 in 1995 and 1994 respectively. Due to these significant research and development and general and administrative expenses, with no revenue, the Company incurred losses of $3,500,661 and $1,103,008 for the three months ended September 30, 1995 and 1994 respectively. At September 30, 1995, the Company had an accumulated deficit of $10,911,357 and a stockholders' deficit of $2,135,365. The Company anticipates similar losses in the future as it continues the development of VoiceBox and expects such losses to continue until the Company's product is completed and significant sales revenues are realized. There can be no assurance, however, that the Company will successfully complete the development of a product incorporating its voice recognition technology or that such product, if completed, can be successfully marketed.

     The Company presently expects to finish the alpha testing and to begin beta testing of the voice recognition technology sometime during the second quarter of 1996. Upon completion of the alpha and beta testing, the Company intends to begin manufacturing and marketing of VoiceBox through OEM contracts and directly to distributors. However, significant amounts of capital will be necessary to complete the alpha testing and to begin beta testing prior to the manufacturing and distribution of the product. In addition, increased expenditures for sales and marketing and other administrative areas will also be necessary for the expansion of the Company's business. Accordingly, the Company expects that it will continue to incur significant losses.

     From its inception, the Company's principal source of operating capital has been borrowing from related parties and private sales of the Company's equity securities. Outstanding debt and accrued interest from related parties totaled $656,874 at September 30, 1995. This debt consists of two revolving promissory notes which accrue interest at an annual rate of 6%. As part of an investment agreement between the Company and a private investment entity, in October, 1995, $506,874 of the $656,874 outstanding related-party debt was forgiven by the related parties. This transaction took place at the request of the private investment entity to, among other things, alleviate the Company's debt obligations and to make the arrangement more attractive for the investor. Private sales of the Company's equity securities resulted in net proceeds of $162,128 for the third quarter of 1995.

     The Company has a relationship with a local bank pursuant to which the Company has entered into an agreement allowing it to borrow against its own funds on deposit with the bank. At September 30, 1994, the Company had funds on deposit of $818,000 and owed the bank a total of $775,860. As of September 30, 1995, the Company has funds on deposit of $3,568,800 and the Company owes $3,568,637 to the bank, which obligation matures December 1, 1995. This agreement is negotiated every three months, and at maturity, (December 1, 1995), the Company will attempt to arrange for an additional three month term at a similar, competitive interest rate. The annual interest rate presently applicable to this banking arrangement is 7.50%. Interest is payable monthly and the principal amount is payable in full at maturity.

     In October 1995, the Company entered into a funding arrangement with a private investment entity. The terms of this agreement provide for $6,050,000 in funding over an eleven month term. $500,000 of the $6,050,000 was received on October 23, 1995 from the investment entity as consideration for the issuance of a Series A Subordinated Convertible Debenture that is convertible into Series A Preferred Stock at $3.00 per share any time after the Company's shareholders and board of directors authorize the issuance of the Company's Series A Preferred Stock but before the maturity date of the Debenture. The preferred stock may be converted to common shares on a one-for-one basis. The Debenture is also presently convertible into shares of the Company's common stock at the rate of $3.00 per share. The remaining $5,550,000 will be for the purchase of a total of 11,562,500 shares of the Company's common stock. To date, $1,540,000 of the $6,050,000 has been received by the Company. Of the $1,540,000 received to date, $500,000, was for the purchase of the Series A Subordinated Convertible Debenture and $1,040,000 was for the issuance of 2,166,667 shares of the Company's common stock. The remaining $4,510,000 of funding will be received on a monthly basis over the an eleven month period as the Company achieves certain milestones which were agreed upon in the funding arrangement. The remaining 9,395,833 shares of the Company's common stock will be issued to the investor as the remaining $4,510,000 is received. Under the terms of the contract, if the Company does not achieve the milestones which are specified in the contract, the investor is not obligated to continue the funding. In the event the investor stops funding, the investor will receive an equal number of shares commensurate to the total funding invested. Provided, however, that the Company timely achieves the developmental milestones set forth in the contract, the Company presently anticipates that it will be able to satisfy its cash requirements over the next 12 months.

     Presently, since the Company has no operating revenue, the Company intends to rely primarily on financing through the sale of its equity and debt securities. For so long as the Company continues to pursue the alpha and beta testing, including additional research and development which may be required to complete its voice recognition technology, the Company will continue to require such debt and equity financing on a regular and continuing basis. If and when the Company successfully completes the development of the VoiceBox product, the Company will seek to enter into either OEM or licensing agreements pursuant to which royalty or other payments by third parties could provide a significant amount of the financing necessary to manufacture and market the VoiceBox product. Such funds might alleviate the need for financing through additional sales of the Company's debt or equity securities. Absent such OEM or licensing agreements,the Company anticipates it will need a significant amount of additional capital investment to finance the manufacturing, distribution and marketing of its VoiceBox product. There can be no assurance that the Company will receive the necessary financing to develop and market its product from either OEM or licensing contracts or by the offer and sale of the Company's debt or equity securities.

     The Company presently has a need for twelve additional engineers with specific expertise in linguistic processing and neural net development. These persons will be hired as technology milestones are achieved which results in the release of the additional funding from the private investment entity. In addition, if and when the product completes the alpha and beta testing, approximately thirty more employees will be required for sales and marketing and customer support services.

     The Company has no plans to purchase any new plants or expand any existing facilities. However, new testing equipment is required and will be purchased as sufficient capital is raised for its acquisition.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)     Exhibits required by Item 601 of Regulation S-B.

      Exhibit No              Description                       Page
      ----------              -----------                       ----
        (10)        Securities Purchase Agreement     Incorporated by reference
                    by and among the Company.         (Exhibit 99 to Current
                    Beesmark Investments, L.C.,       Report on Form 8-K
                    a Utah limited liability          dated as of October
                    company and Alan C. Ashton,       23, 1995)
                    dated as of October 23, 1995

      (b)     Reports on Form 8-K

          During the quarter ended September 30, 1995, the Company filed no Current Report on Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          fonix corporation



 Date:    April 10, 1997                      /s/ Roger D. Dudley
      --------------------------          ----------------------------------
                                          Roger D. Dudley
                                          Chief Financial Officer