Form 10KSB/A
period 1995-12-31
FONIX CORP
filed 1997-04-15
CIK 855585

==============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB/A
                               (Amendment No. 1)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____________ to ____________.

                                   Commission file number 0-23862

                               fonix corporation
                (Name of Small Business Issuer in Its Charter)

       Delaware                                               22-2994719
(State of Incorporation)                                  (I.R.S. Employer
                                                         Identification No.)

                       60 East South Temple, Suite 1225
                           Salt Lake City, UT 84111
                   (Address of Principal Executive Offices)

                                (801) 328-0161
               (Issuer's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
          Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $.0001 per share

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $0.

     The aggregate market value of the voting stock held by non-affiliates (approximately 10,828,281 shares) computed by reference to the price of the Company's common stock as reported by the NASDAQ Electronic Bulletin Board on March 11, 1996 was $31,131,307.

     As of March 11, 1996, the total number of shares of the Company's common stock, par value $.0001 per share, issued and outstanding was 31,768,821.
This amount excludes 138,389 shares that the Company's former attorney caused to be issued notwithstanding the lack of consideration or appropriate authorization for such issuance, and the validity of which the Company presently disputes.
==============================================================================

     This Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995 (the "Original Report"), is being filed by fonix corporation (the "Company") to amend Items 1, 6, 7 and 13 of the Original Report and to replace such Items in their entirety with the following.

 Item 1.Description of the Business

     fonix Corporation (the "Company") was incorporated under the laws of the State of Delaware on September 12, 1985. The original name of the Company was Taris Inc.; the name was changed to Advanced Sensor Industries, Inc., on March 22, 1994, and then to fonix Corporation on May 13, 1994. On June 4, 1994, the Company entered into an Agreement and Plan of Merger with fonix Systems Corporation, a wholly-owned subsidiary of the Company ("Systems"), and Phonic Technologies, Inc., a Utah corporation ("PTI"), which provided, among other things, for the merger of PTI with and into Systems effective June 17, 1994. Unless the context clearly requires otherwise, the term "Company" as used herein shall include, collectively, fonix Corporation and Systems.

     PTI was incorporated in Utah in 1993, and until its acquisition by the Company, operated as a private development stage corporation engaged in research and development of certain computer voice recognition of human speech technologies and the commercial exploitation of any such technologies. PTI acquired its rights to certain voice recognition technology from Synergetics, Inc., a Utah corporation ("Synergetics"), by means of a Product Development and Assignment Agreement between PTI and Synergetics dated as of October 16, 1993 (the "Synergetics Agreement"). Upon its acquisition of PTI, the Company succeeded to all of PTI's right, title and interest in and to the computer voice recognition technology being developed by Synergetics, including PTI's rights to such technology under the Synergetics Agreement. On March 30, 1995, the Company and Synergetics entered into a Re-Stated Product Development and Assignment Agreement (the "Re-Stated Synergetics Agreement"). Under both the Synergetics Agreement and the Re-Stated Synergetics Agreement, the Company must pay a royalty payment in the amount of 10% of total sales in the event of any sales of any product incorporating the voice recognition technology developed by Synergetics. Those agreements also require the Company to provide financing for research and development of the computer software, data and hardware related to a voice recognition system permitting users to enter computer commands by way of human voice commands. A domestic and international patent application covering certain of the technology assigned to the Company by Synergetics has been filed in the name of the inventors. That patent application is still pending.

     Before the merger and acquisition of PTI, the Company was an inactive development stage company controlled by Pat Catizone and certain persons related to or affiliated with him. As a result of the merger and the issuance of additional shares of the Company's common stock in connection with the merger, a change of control of the Company occurred and the Company now continues the commercial exploitation of the technologies and the business previously conducted by PTI.

     The Company has no revenue producing operations at this time. The primary business of the Company continues to be research and development including the production of working prototypes of its voice recognition technologies through the Synergetics Agreement and the Re-Stated Synergetics Agreement. The Company presently anticipates that it will complete alpha testing and begin beta testing of its voice recognition technologies sometime during the second half of 1996. Assuming and after completion of such alpha and beta testing in that time frame, the Company presently intends to begin manufacturing and marketing a product incorporating those technologies through original equipment manufacturing ("OEM") contracts and directly to distributors. [See Item 6. Management's Plan of Operation]

     Currently, the Company relies on equity and debt financing to finance its research, development, market development, and general and administrative requirements. The Company does not produce any revenue from operations and will not do so until such time as it either enters into OEM or similar licensing agreements, or a product incorporating the Company's technologies is introduced into and becomes commercially viable in the marketplace.

     Most of the Company's operating expenditures are for research, development and the management of the Company. At the present time, the Company has no plans to sell or purchase any significant plant or equipment. Assuming that the Company completes the development of its technologies and appropriate alpha and beta testing of those technologies during 1996, the Company would then determine whether it will manufacture a product incorporating its technologies or contract the manufacturing to third parties. In the event that, at such time, the Company is able to enter into an acceptable joint venture or licensing agreement whereby a third party would assume responsibility for manufacturing the Company's product, the need for significant amounts of additional capital for marketing and manufacturing may be alleviated. Absent such an agreement, however, the Company presently intends to assume responsibility for the manufacturing and distribution of its product, which will require significant capital expenditure. There are no assurances that the Company will have sufficient funds to complete the development of its technologies or to manufacture and distribute a product based on those technologies without obtaining additional funding through equity or debt financing.

     Except for research, development and the management of the Company, for the foreseeable future the Company intends to contract with third parties for most of its ongoing needs, such as corporate and shareholder relations, accounting and legal services, product packaging and design, manufacturing and distribution. If and when the Company is able to market and sell a product, it will determine the number of employees required to provide customer support, training, sales and other administrative services. In addition, if it were to commence the manufacturing and distribution of its product in-house, the Company may hire a significant number of additional employees.

     Several other companies already have developed and are marketing certain voice recognition products. Generally, the presently available voice recognition technology products may be divided into two primary types. One type provides large vocabularies of recognizable words, but is not user independent and requires the user to pause after speaking each word to allow the system time to recognize each word as spoken. The second general type of product presently available is speaker independent, but has very limited and primarily single-purpose vocabularies. The Company anticipates that its voice recognition technologies will accommodate a large vocabulary, a high degree of user independence and utility with natural speech patterns without cumbersome pauses. The Company is unaware of any other voice recognition product or technology under development or presently available which could offer the benefits anticipated from the Company's technologies. Nevertheless, in light of the huge potential market for voice recognition products, the Company expects a high degree of competition for that market, some of which may be from entities having much greater research, development, manufacturing, marketing and distribution resources and experience than the Company.

     The Company regards certain of its product designs and related technologies as proprietary and has attempted in the past and intends to continue to protect such designs and technologies with patents, trade secret laws and restrictions on disclosure. As indicated above, the Company has one United States patent application pending. That patent application describes technology to allow a computer to accurately recognize continuous human speech from any speaker. The technology described in the patent application extracts only the essential components of incoming human speech signals and then isolates those components in a manner such that the underlying sound characteristics common to all speakers can be specified and used to accurately identify the phonetic make-up of the speech signals. According to the patent application, this permits the technology to recognize speech utterances from any speaker of a given language, without requiring the user to first "train or enroll" the system with specific voice characteristics. Further, the technology implements this user independent speech recognition ability in substantially "real time," allowing the user to speak at normal conversational speeds and without pausing after each word. Finally, the technology described in the patent application utilizes various linguistic processing techniques to translate the identified phonetic sounds into a corresponding word or phrase of any given language. There can be no assurance that the Company will receive a patent for the technology described in the pending patent application or in any patent application that subsequently may be filed.

     The Company could find it necessary to spend substantial sums defending or enforcing its rights to a particular technology or other intellectual property rights. Because of the rapid pace of technological change in its potential markets, the Company believes that legal protection of its proprietary information is of equal importance to the Company's competitive position with other factors such as product innovation and response to evolving industry standards, technical and cost effective manufacturing expertise, and effective product marketing strategies. Without legal protection, it may be possible for unauthorized third parties to commercially exploit the proprietary aspects of the Company's potential products, if any result from the Company's ongoing research and development efforts.

     The Company presently is unaware of any governmental or regulatory approval that must be obtained before it commences manufacturing and distribution of a prototype product. During the last two fiscal years, the Company has spent or incurred expenses of approximately $10,119,907 on the research, development and related administrative and management expenses associated with the development of its voice-recognition technology. At December 31, 1995, the Company had two full-time employees (in addition to its executive officers); as of March 18, 1996, the Company had four such full-time employees. It has no part-time employees.

     When used in this Annual Report on Form 10-KSB, the words "believes", "anticipates", "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Item 6.   Management's Plan of Operation

     The Company is a development stage business which has been involved in the research and development of proprietary computer natural language voice recognition hardware, software and firmware. Because the Company still is in the research and development stage of its business, the Company has not yet marketed or distributed its voice recognition product. Therefore, the Company has had no revenue from its operations during the past two fiscal years.

     The Company and Synergetics agreed, by executing the Re-Stated Synergetics Agreement, that the research and development of the Company's technology would be conducted by Synergetics but financed by the Company. The president of the Company is one of seven members of the board of directors of Synergetics, and the principals of SCC, who also are executive officers and directors of the Company own shares of the common stock of Synergetics, although such share ownership constitutes less than 5% of the total number of Synergetics common stock issued and outstanding. Under the Re-Stated Synergetics Agreement, the Company is responsible for providing all of the funding for the development of the voice recognition technology and any products resulting therefrom. There is no minimum requirement or limit with respect to the amount of funding the Company must provide under the Re-Stated Synergetics Agreement. However, the Company is obligated to use its best efforts in raising all of the necessary funding for the development, manufacturing and marketing of the voice recognition technology. The amounts of payments to Synergetics pursuant to the Re-Stated Synergetics Agreement are determined as Synergetics submits weekly pre-authorized work orders and budgets, which are then reviewed and approved by the Company. All funds paid to Synergetics are accounted for by the Company strictly as research and development expense, since no product incorporating the voice recognition technologies has yet been completed.

     During the fiscal years ended December 31, 1995 and December 31, 1994, the Company incurred research and development expenses of $2,704,165 and $2,522,090, respectively. General and administrative expenses (which consist primarily of management fees to a related entity and professional fees for legal and accounting services), were $3,553,665 and $1,339,987, respectively, for the fiscal years ended December 31, 1995 and December 31, 1994. Due to these significant research and development and general and administrative expenses, the Company has incurred losses from operations of $6,257,830 in 1995 and $3,862,077 in 1994. At December 31, 1995, the Company had an accumulated deficit of ($12,012,299) and stockholders' equity of $1,309,734. The Company anticipates similar losses in the future as it continues the development of its voice recognition technology and expects such losses to continue until such time as a commercially viable product incorporating the Company's technology is completed and significant sales revenues are realized. However, there can be no assurance that the Company will complete a product incorporating its technologies, or that sufficient revenues will be generated from sales of such product to allow the Company to operate profitably.

     Although the Company previously had anticipated that it would complete a working prototype by the end of the second quarter of 1995 and planned to finish the alpha and beta testing of the product sometime in the third quarter of 1995, limited amounts of operating capital and other factors prevented development of the Company's technologies according to that schedule. The Company presently anticipates that it will complete alpha testing and begin beta testing of its voice recognition technologies sometime during the second half of 1996. Assuming and after completion of such alpha and beta testing in that time frame, the Company presently intends to begin manufacturing and marketing a product incorporating those technologies through OEM contracts and directly to distributors. Significant amounts of capital will be necessary to complete the alpha testing and to begin the beta testing of the Company's technologies prior to the manufacturing and marketing of a product based on those technologies. Accordingly, the Company expects to incur significant losses at least through the end of 1996.

     From its inception, the Company's principal source of operating capital has been borrowing from related parties and private and other exempt sales of the Company's equity securities. At December 31, 1994, the Company had outstanding debt to related parties in the amount of $490,543. Pursuant to an investment agreement between the Company and a private investment entity dated October 23, 1995 (the "Private Investment Agreement"), $506,874 of a total of $656,874 of then outstanding debt to related parties was forgiven by the related parties. [See Item 12--Certain Relationships and Related Transactions.] This transaction occurred at the request of the private investment entity to, among other things, alleviate the Company's debt obligations and to make the arrangement more attractive for the investor. At December 31, 1995, there was no outstanding debt owed to related parties. Private and other exempt sales of the Company's securities resulted in net cash proceeds of $5,030,547 during fiscal 1995. Additional equity securities were issued for service related, non-cash consideration of $4,055,371.

     The Company has a relationship with a local bank pursuant to which the Company has entered into an agreement allowing it to borrow against its own funds on deposit with the bank. At December 31, 1994, the Company had funds on deposit of $2,143,417 and owed the bank a total of $2,141,639. As of December 31, 1995, the Company had funds on deposit of $8,000,000, and the Company owed $5,617,522 to the bank, which obligation matured February 28, 1996. The relationship with the bank is re-negotiated every three months. On February 28, 1996, the Company and the bank agreed to extend the term of the relationship for an additional three-month term on comparable competitive terms. The interest rate received for the funds on deposit and the interest rate paid for the funds borrowed against the Company's funds on deposit was a net difference of 2% for 1994 and for 1995, with the exception of the month of December 1995. On December 1, 1995 the Company and the bank negotiated a new interest rate that yielded a net difference between the rates of interest paid and received by the Company of 1%. Therefore, the net cost to the Company for this arrangement was 2% in 1994 and 1995, and at December 31, 1995 was 1%. Interest is payable monthly and the principal amount is payable in full at maturity.

     On October 23, 1995, the Company entered into the Private Investment Agreement. Under the terms of the Private Investment Agreement, a private investor agreed to fund the Company with $6,050,000 (the "Funding Commitment") over an eleven-month period, in return for which the Company would issue to the investor a total of 11,729,167 shares of the Company's common stock, including 166,167 shares of Series A Preferred Stock described below which may be converted to common stock at the discretion of the investor. $500,000 of the Funding Commitment was paid to the Company on October 23, 1995 as consideration for the issuance of a Series A Subordinated Convertible Debenture, due on October 23, 1996, with an annual interest rate of 5%. This debenture may be converted into Series A Preferred Stock at a conversion rate of $3.00 per share at any time after the Company's shareholders and board of directors authorize the issuance of the Company's Series A Preferred Stock but before the maturity date of the Debenture. The balance of the Funding Commitment, $5,550,000, was to be paid as consideration for the issuance by the Company of 11,562,500 shares of common stock. $1,040,000 of such balance was paid at the closing of the Private Investment Agreement on October 23, 1995, in exchange for which the Company issued 2,166,667 shares of common stock. As of December 31, 1995, the investor has funded a total of $1,605,000 of the remaining balance of the Funding Commitment, in exchange for which the Company has issued 3,343,750 shares of common stock. As of March 21, 1996, the investor had funded an additional $1,200,000, in exchange for which the Company issued 2,500,000 additional shares of common stock. The remaining balance of the Funding Commitment is payable by the investor in specified amounts at specified times through August 1996 subject to the Company completing certain technology development milestones. Additional amounts of common stock will continue to be issued in amounts corresponding to the amounts of installment payments made by the investor. Under the terms of the Private Investment Agreement, if the Company does not achieve the milestones which are specified in the contract, the investor is not obligated to continue the funding. If the investor stops funding because of the Company's failure to achieve a specified milestone, the investor will receive a number of shares commensurate to the total funding invested.

     Presently, as a result of the Private Investment Agreement described above and additional domestic and offshore sales of its equity and debt securities, and assuming that the Company is able to achieve the developmental milestones prescribed under the Private Investment Agreement, the Company anticipates that it will be able to satisfy its cash requirements during the next 12 months. Nevertheless, the research and development associated with the development of the Company's voice recognition technologies and any product incorporating such technologies will continue to require large amounts of capital. Since the Company has no revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements. If and when the Company successfully completes the development of a product incorporating its voice recognition technologies, the Company will seek to enter into either OEM or licensing agreements pursuant to which royalty or other payments by third parties could provide a significant amount of the financing necessary to manufacture and market such a product. Such funds might alleviate the need for financing through additional sales of the Company's debt or equity securities. Absent such OEM or licensing agreements, however, the Company anticipates it will need a significant amount of additional capital investment to finance the manufacturing, distribution and marketing of a product incorporating its technologies. There can be no assurance that the Company will receive the necessary financing to develop and market its product from either OEM or licensing contracts or by the offer and sale of the Company's debt or equity securities.

     The Company recently hired seven engineers and presently has a need for four additional engineers with specific scientific expertise in linguistic processing and neural net development. These persons will be hired as technology milestones are achieved and additional funding is received under the Private Investment Agreement or otherwise. In addition, if and when the Company completes the alpha and beta testing of its technologies, approximately thirty more employees will be initially required for sales and marketing and customer support services.

     The Company has no plans to purchase any new plants or expand any existing facility. However, new testing equipment is required and will be purchased as sufficient capital is raised for its acquisition.


Item 7.   Financial Statements

     Financial statements, with the report of the Company's auditors, Pritchett, Siler & Hardy, P.C., follow immediately and are listed in Item 13 of Part III of this Form 10-KSB.


                             PART III

Item 13. Exhibits, Financial Statement Schedules and Report on Form 8-K

(a) Documents filed as part of Form 10-KSB:

     1.  Financial Statements (included in Part II, Item 7):Page Number

         Independent Auditors' Report                                     F-1

         Consolidated Balance Sheet as of December 31, 1995               F-2

         Consolidated Statements of Operations for the Years
         Ended December 31, 1995 and December 31, 1994 and
         from inception on October 1, 1993 through December
         31, 1995                                                         F-3

         Consolidated Statement of Stockholders' Equity from
         inception on October 1, 1993 through December 31, 1995           F-4

         Consolidated Statement of Cash Flows for the Years
         Ended December 31, 1995 and December 31, 1994 and
         from inception on October 1, 1993 through December
         31, 1995                                                         F-7

         Notes to Consolidated Financial Statements                       F-9

     2.   Regulation S-B Exhibits

         (2)  Agreement and Plan of Merger dated as of
              June 6, 1994, by and among fonix corporation,
              fonix systems corporation (a wholly-owned
              subsidiary of fonix) and Phonic Technologies,
              Inc. (including schedules thereto) which is
              incorporated by reference from the Company's
              Current Report on Form 8-K dated as of June 17,
              1994                                                        --

         (3)(i)Articles of Incorporation of the Company which
              are incorporated by reference from the Company's
              Registration Statement on Form S-18 dated as of
              September 12, 1989                                          --

              Certificate of Amendment of Certificate of
              Incorporation dated as of March 21, 1994, which
              is incorporated by reference from the Company's
              Annual Report for the Fiscal Year Ended December
              31, 1994 on Form 10-KSB                                     --

              Certificate of Amendment of Certificate of
              Incorporation dated as of May 13, 1994, which
              is incorporated by reference from the Company's
              Annual Report for the Fiscal Year Ended December
              31, 1994 on Form 10-KSB                                     --

         (3)(ii)The Company's Bylaws, as amended, which are
              incorporated by reference from the Company's
              Annual Report for the Fiscal Year Ended
              December 31, 1994 on Form 10-KSB                            --

         (4)  Description of the Company's common stock and
              other securities and specimen certificates
              representing such securities which are
              incorporated by reference from the Company's
              Registration Statement on Form S-18 dated as
              of September 12, 1989, as amended                           --

         (9)  Voting Trust Agreement dated as of December 10,
              1993 by and among Phonic Technologies, Inc.,
              Stephen M. Studdert, Thomas A. Murdock and Roger
              D. Dudley, which is incorporated by reference
              from the Company's Current Report on Form 8-K
              dated as of June 17, 1994                                   --

              Amendment of Voting Trust Agreement by and
              among the Company, Stephen M. Studdert, Thomas
              A. Murdock, Roger D. Dudley, Beesmark
              Investments, L.C., Studdert Companies
              Corporation, and Thomas A. Murdock as Trustee,
              dated as of October 23, 1995, incorporated by
              reference from the Original Report                          --

         (10) Material Contracts

              Product Development and Assignment Agreement
              dated as of October 16, 1993 between Phonic
              Technologies, Inc. and Synergetics, Inc., which
              is incorporated by reference from the Company's
              Current Report on Form 8-K dated as of June
              17, 1994                                                    --

              Re-Stated Product Development and Assignment
              Agreement dated as of March 30, 1995, between
              fonix Corporation and Synergetics, Inc., which
              is incorporated by reference from the Company's
              Annual Report for the Fiscal Year Ended December
              31, 1994 on Form 10-KSB                                     --

              Independent Consulting Agreement dated as of
              June 22, 1994, between the Company and Studdert
              Companies Corp., which is incorporated by reference
              from the Company's Annual Report for the Fiscal
              Year Ended December 31, 1994 on Form 10-KSB                 --

              Securities Purchase Agreement (referred to
              herein as the Private Investment Agreement) by
              and among the Company, Beesmark Investments, L.C.,
              and Alan C. Ashton dated as of October 23, 1995,
              which is incorporated by reference from the
              Company's Current Report on Form 8-K dated as
              of October 23, 1995                                         --

         (16) Letter on Changes in Certifying Accountant, which
              is incorporated by reference from the Company's
              Annual Report for the Fiscal Year Ended December
              31, 1994 on Form 10-KSB, as amended                         --

         (21) List of the Company's subsidiaries, the states
              of incorporation of those subsidiaries and the
              names under which the subsidiaries do business,
              which is incorporated by reference from the
              Company's Annual Report for the Fiscal Year
              Ended December 31, 1994 on Form 10-KSB, as
              amended                                                     --

         (27) Financial Data Schedule                                Attached

(b) Reports on Form 8-K: During the fourth quarter of fiscal year 1995, the Company filed one current report on Form 8-KSB, dated as of October 23, 1995. The purpose of that current report was to disclose a change in control resulting from the closing of the Private Investment Agreement.

                                         SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

    fonix Corporation




By: /s/ Stephen M. Studdert                Date:   April 14, 1997
   --------------------------------             ----------------------------
    Stephen M. Studdert, Chairman, CEO

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



 /s/ Thomas A. Murdock                     /s/ Alan C. Ashton
----------------------------------      ----------------------------------
 Thomas A. Murdock, President, COO,     Alan C. Ashton, Ph.D, Director
   Director

Date: April 14, 1997                     Date: April 11, 1997
     -----------------------                  --------------------------


 /s/ Roger D. Dudley                       /s/ Joseph Verner Reed
----------------------------------       -------------------------------------
 Roger D. Dudley, Executive Vice         Joseph Verner Reed, Director
   President, Director
Date:   April 14, 1997                   Date: April 14, 1997
      -----------------------                 -----------------------



----------------------------------
James B. Hayes, Director

Date:
      ------------------------
                        fonix corporation

                CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1995 AND 1994


























                 PRITCHETT, SILER & HARDY, P.C.
                  CERTIFIED PUBLIC ACCOUNTANTS
                        fonix corporation
                  [A Development Stage Company]




                            CONTENTS

                                                          PAGE

        -  Independent Auditors' Report                  F - 1


        -  Balance Sheet, December 31, 1995              F - 2


        -  Statements of Operations, for the years ended
             December 31, 1995 and 1994 and from
             inception on October 1, 1993 through
             December 31, 1995                           F - 3


        -  Statement of Stockholders' Equity, from
             inception on October 1, 1993 through
             December 31, 1995                           F - 4


        -  Statements of Cash Flows for the years ended
             December 31, 1995 and 1994 and from
             inception on October 1, 1993 through
             December 31, 1995                           F - 7


        -  Notes to Financial Statements                 F - 9

                  INDEPENDENT AUDITORS' REPORT




To the Board of Directors
fonix corporation
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheet of fonix corporation and subsidiary [a development stage company] as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994, and for the period from October 1, 1993 (date of inception) to December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of fonix corporation and subsidiary (a development stage company) as of December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994 and for the period from October 1, 1993 (date of inception) to December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company is still in the development stage and has suffered recurring losses which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





March 4, 1996, except as to Note 12
 as to which the date is March 28, 1997
                        fonix corporation
                  [A Development Stage Company]

                   CONSOLIDATED BALANCE SHEET

                             ASSETS
                                                    December 31,
                                                        1995
                                                 ______________
CURRENT ASSETS:
   Cash and cash equivalents                       $  7,849,610
   Notes receivable                                      36,894
   Interest receivable                                   26,224
                                                 ______________
       Total Current Assets                           7,912,728

EQUIPMENT, net of accumulated
 depreciation of $155                                    48,587

INTANGIBLE ASSETS, net of accumulated
 amortization of $1,062                                  22,991
                                                 ______________
                                                   $  7,984,306
                                                 ______________

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable                                    $ 5,617,522
   Accounts payable                                     526,054
   Accrued expenses                                      30,996
   Convertible Debenture                                500,000
                                                 ______________
       Total Current Liabilities                      6,674,572
                                                 ______________
STOCKHOLDERS' EQUITY:
   Preferred stock, $.0001 par value,
    100,000,000 shares authorized,
    no shares issued and outstanding                          -
   Common stock, $.0001 par value, 100,000,000
    shares authorized, 29,405,321 issued shares
    and outstanding                                       2,941
   Additional paid-in capital                        13,319,092
   Deficit accumulated during the
    development stage                               (12,012,299)
                                                 ______________
       Total stockholders' Equity                     1,309,734
                                                 ______________
                                                   $  7,984,306
                                                 ______________






  See accompanying notes to consolidated financial statements.

                        fonix corporation
                  [A Development Stage Company]


              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          From Inception
                                    For the Year ended    on October 1,
                                       December 31,        1993 through
                            ______________________________  December 31,
                                    1995         1994          1995
                              _________________________ _____________
REVENUES                       $       -    $      -     $       -
                              _________________________ _____________
EXPENSES:
   General and administrative     3,553,665   1,339,987     5,769,158
   Research and development       2,704,165   2,522,090     6,112,987
                              _________________________ _____________
       Total Expenses             6,257,830   3,862,077    11,882,145
                              _________________________ _____________
LOSS FROM OPERATIONS            (6,257,830) (3,862,077)  (11,882,145)
                              _________________________ _____________
OTHER INCOME (EXPENSES):
   Interest income                 191,929      20,269       212,198
   Interest (expense)             (279,996)    (72,531)     (372,900)
                              _________________________ _____________
 Total Other Income(Expenses):     (88,067)    (52,262)     (160,702)
                              _________________________ _____________
LOSS BEFORE INCOME TAXES AND
       EXTRAORDINARY ITEM       (6,345,897) (3,914,339)  (12,042,847)

CURRENT TAX EXPENSE                       -           -             -

DEFERRED TAX EXPENSE                      -           -             -
                              _________________________ _____________
LOSS BEFORE EXTRAORDINARY ITEM  (6,345,897) (3,914,339)  (12,042,847)

EXTRAORDINARY INCOME:
   Forgiveness of debt,
    net of taxes                    30,548           -        30,548
                              _________________________ _____________
NET LOSS                      $ (6,315,349)$(3,914,339) $(12,012,299)
                              _________________________ _____________
LOSS PER COMMON SHARE:
   Loss before extraordinary
    item                      $       (.30)  $    (.28) $       (.71)
   Extraordinary item                 (.00)       (.00)         (.00)
                              _________________________ _____________
LOSS PER COMMON SHARE         $       (.30)  $    (.28) $       (.71)
                              _________________________ _____________

WEIGHTED AVERAGE SHARES          21,343,349  14,095,000    16,894,381
                              _________________________ _____________



  See accompanying notes to consolidated financial statements.

                        fonix corporation
                  [A Development Stage Company]

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                FROM INCEPTION ON OCTOBER 1, 1993

                    THROUGH DECEMBER 31, 1995


                         Common Stock     Additional
                    _____________________  Paid-in  Accumulated
                        Shares    Amount   Capital    Deficit    Total
                    ______________________________________________________
BALANCE, December 31,
 1992(as previously
 reported)           37,045,000 $ 3,704  $ 136,659  $ (29,495) $ 110,868

Reverse stock split
 One share for
 ninety shares      (36,633,389) (3,663)     3,663          -          -

Restatement for
 reverse acquisition
 of fonix Corporation
 by Phonic Technology,
 Inc.                 9,983,638     999   (141,362)    29,495   (110,868)
                    ______________________________________________________
BALANCE, October 1993,
(date of inception)  10,395,249   1,040     (1,040)         -          -

Net loss for the
 period October 1,
 1993 (date of
 inception) through
 December 31, 1993            -       -          - (1,782,611) (1,782,611)
                    ______________________________________________________
BALANCE, December
 31, 1993            10,395,249   1,040     (1,040)(1,782,611) (1,782,611)

Acquisition of Taris,
 Inc.                   411,611      41      1,240          -       1,281

Shares issued for
 services at $.14
 per share            1,100,000     110    149,890          -     150,000

Shares issued for
 services at $.25
 per share               20,000       2      4,998          -       5,000

Shares issued for
 services at $.18
 per share              550,000      55     99,945          -     100,000






                           [Continued]
                        fonix corporation
                  [A Development Stage Company]

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                FROM INCEPTION ON OCTOBER 1, 1993

                    THROUGH DECEMBER 31, 1995


                           Common Stock    Additional
                      ____________________  Paid-in  Accumulated
                        Shares    Amount    Capital   Deficit      Total
                    ______________________________________________________

Shares issued for
 conversion of notes
 payable and interest
 payable at $.04
 per share          3,900,000       390      156,515        -     156,905

Shares issued for
 cash at $1.19 per
 share less offering
 costs of $50,000     421,936        42      449,958        -     450,000

Shares issued for
 cash at $1.96 per
 share less offering
 costs of $78,000     397,357        39      701,961        -     702,000

Shares issued for
 cash at $1.50 per
 share less offering
 costs of $30,000     200,000        20      269,980        -     270,000

Shares issued for
 cash at $2.33 per
 share less offering
 costs of $116,665    500,000        50    1,049,940        -   1,049,990

Shares issued for
 cash at $3.13 less
 offering costs of
 $93,785              300,000        30      844,035        -     844,065

Net loss for the year
 ended December 31,
 1994                    -            -         -  (3,914,339) (3,914,339)
                    ______________________________________________________
BALANCE, December 31,
 1994              18,196,153     1,819   3,727,422(5,696,950) (1,967,709)

Shares issued during
 the year for cash,
 at $.45 to $2.50 per
 share less offering
 costs of $267,714  6,442,538       645   4,509,542         -  4,510,187

Shares issued during
 the year for non-cash
 services rendered
 at $.55 to $1.55
 per share            285,000        29    167,721          -    167,750


                           [Continued]
                                 F-5
                        fonix corporation
                  [A Development Stage Company]

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                FROM INCEPTION ON OCTOBER 1, 1993

                    THROUGH DECEMBER 31, 1995


                          Common Stock     Additional
                    _____________________   Paid-in  Accumulated
                        Shares    Amount    Capital    Deficit     Total
                    ______________________________________________________
Shares issued during
 the year for non-
 cash cancellation of
 accounts payable,
 at $.81 per share     231,630       23     187,598        -      187,621

Warrants issued
 during the year for
 non-cash cancellation
 of accounts payable,
 at $.033 per warrant        -        -     122,100        -      122,100

Shares issued during
 the year upon
 conversion of warrants
 for non-cash
 cancellation of
 accounts payable,
 at $.35 per share
 (additional compensation
 expense of $2,282,900
 or $.62 per share was
 recorded in accordance
 with APB Opinion
 No. 25)              3,700,000     370    3,577,530        -   3,577,900

Shares issued during
 the year upon conversion
 of warrants for cash,
 at $.50 to $1.00 per
 share                  550,000      55     474,945          -    475,000

Warrants issued during
 the year for cash, at
 $.0033 to $.10 per
 warrant less offering
 costs of $5,040              -       -      45,360          -     45,360

Forgiveness of debt by
 an affiliated company,
 accounted for as an equity
 contribution                 -       -     506,874          -     506,874

Net loss for the year
 ended December 31, 1995      -       -           -  (6,315,349)(6,315,349)
                    ______________________________________________________
BALANCE, December
 31, 1995            29,405,321 $ 2,941 $13,319,092$(12,012,299)$1,309,734
                    ______________________________________________________

  See accompanying notes to consolidated financial statements.
                                F-6
                        fonix corporation
                  [A Development Stage Company]

              CONSOLIDATED STATEMENT OF CASH FLOWS

        Increase (Decrease) in Cash and Cash Equivalents

                                                           From Inception
                                     For the Year ended    on October 1,
                                        December 31,        1993 through
                             ______________________________  December 31,
                                     1995       1994            1995
                                  ______________________________________
Cash flows from operating
 activities:
  Net loss                     $(6,315,349) $(3,914,339)   $(12,012,299)
  Adjustments to reconcile
   net loss to net cash
   used in operations:
   Common stock issued for
    non-cash                     2,450,650      255,000       2,705,650
     Write-off of assets
      received in acquisition            -        1,281           1,281
     Depreciation and
      amortization                   1,218            -           1,218
     Non cash forgiveness of
      debt income                  (30,548)           -         (30,548)
     Changes in assets and
      liabilities:
      (Increase) in interest
        receivable                 (21,827)      (4,397)        (26,224)
      Increase (decrease) in
       accounts payable            682,551      705,272       2,161,323
      Increase (decrease) in
       accrued expenses             50,136       52,405         122,914
      (Decrease) in cash overdraft       -           (6)              -
                                ________________________________________
      Net cash (used) by
       operating activities     (3,183,169)  (2,904,784)     (7,076,685)
                                ________________________________________
Cash flows from investing
 activities:
  Purchase of equipment            (48,743)           -         (48,743)
  Investment in intangible assets  (24,053)           -         (24,053)
  Investment in notes receivable   (36,894)           -         (36,894)
                                  ______________________________________
      Net cash (used) by investing
       activities                 (109,690)           -        (109,690)
                                  ______________________________________
Cash flows from financing
 activities:
  Proceeds from notes payable    4,443,851    2,536,606       7,969,189
  Payments on notes payable       (977,818)    (801,988)     (1,779,806)
  Proceeds from debenture          500,000            -         500,000
  Proceeds from issuance of
    common stock                 5,030,547    3,316,055       8,346,602
                                 _______________________________________
      Net cash provided by
       financing activities      8,996,580    5,050,673      15,035,985
                                 ________________________________________
Net Increase in Cash and Cash
  Equivalents                    5,703,721    2,145,889       7,849,610

Cash and Cash Equivalents at
  Beginning of Period            2,145,889            -               -
                                ________________________________________
Cash and Cash Equivalents at
  End of Period                $ 7,849,610  $ 2,145,889      $7,849,610
                                ________________________________________


                           [Continued]
                        fonix corporation
                  [A Development Stage Company]

              CONSOLIDATED STATEMENT OF CASH FLOWS

  Increase (Decrease) in Cash and Cash Equivalents [Continued]

Supplemental disclosure of cash flow information
   Cash paid during the year for:
                                                          From Inception
                                    For the Year ended     on October 1,
                                        December 31,       1993 through
                                ________________________   December 31,
                                      1995         1994        1995
                                ______________________________________
           Interest paid        $    229,039  $   21,125  $   250,164
                                ______________________________________
           Income taxes paid    $          -  $        -  $         -
                                ______________________________________

Supplemental disclosure of non-cash financial information
  For the year ended December 31, 1995:
   The Company was forgiven of related party notes payable of $286,493 and $135,368 with accrued interest of $65,715 and $19,298, respectively. These items have been accounted for as capital contributions to additional paid in capital in the amount of $506,874. The Company was also forgiven of various accounts payable in the amount of $30,548.

   The  Company issued 231,630 shares of common stock  to  cancel
   $187,621 in accounts payable.

   The  Company  issued  3,700,000 warrants  to  purchase  common
   stock,  to  a   related  company controlled  by  the  majority
   shareholders of the Company, in payment of accrued management fees of $122,100 included in accounts payables.

   The  Company issued 3,700,000 shares of common stock upon  the
   conversion   of   warrants   for  non-cash   cancellation   of
   $1,295,000 in accounts payable.

   The   Company  issued  285,000  shares  of  common  stock  for
   services rendered valued at $167,750

  For the year ended December 31, 1994:
   During 1994, the Company converted $150,000 of notes payable and $6,905 of accrued interest payable to restricted common stock.

   On June 17, 1994, Taris, Inc., issued 10,395,249 shares of common stock in exchange for all of the issued stock of Phonic Technologies, Inc. Inasmuch as the 10,395,249 shares of common stock is in excess of 90 percent of the total outstanding stock Phonic Technologies, Inc., is deemed to have acquired Taris, Inc. Taris, Inc. had the following assets and liabilities at the transaction date:

           Total assets:                         $  1,281
           Net assets purchased:                 $  1,281
           Fair value of common stock issued:    $  1,281

  See accompanying notes to consolidated financial statements.
                                F-8
                        fonix corporation
                  [A Development Stage Company]

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - fonix corporation formerly Taris, Inc., (the Company) was organized under the laws of the state of Delaware on September 12, 1985. Prior to June 17, 1994, the Company had a reverse stock split of one share for ninety shares. The financial statements have been adjusted to reflect the stock split as though it had happened January 1, 1993. On June 17,
  1994, the Company entered into a merger agreement whereby the Company issued 10,395,249 shares of its common stock for all of the issued and outstanding common shares of Phonic Technologies, Inc. ("PTI"). Concurrent with the closing of the merger, the Company changed its name to fonix corporation (fonix). Upon completion of the merger, PTI shareholders owned in excess of 90 percent of the outstanding common stock of fonix. The transaction is accounted for as a reverse acquisition as though PTI acquired fonix. The financial statements, therefore, reflect the operations of fonix since the acquisition on June 17, 1994 and PTI, since October 1, 1993 (date of inception). Pro forma financial information reflecting the operations of fonix as though it had been consolidated for the entire year of 1994 have been presented (see note 7). The Company has not commenced planned principal operations. The Company proposes to use the proceeds from the sale of stock and other sources of capital for research and development of its proprietary voice recognition technology which, in the opinion of management, will be in the best interest of the Company. Further, the Company is considered a development stage Company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Consolidation   -   The  accompanying  consolidated   financial
  statements  include  the  accounts  of  the  Company  and   its
  subsidiary.    All   significant  intercompany   accounts   and
  transactions have been eliminated in consolidation.

  Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

  Equipment - Equipment is stated at cost. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets which range from three to five years. Depreciation expense for the years ended December 31, 1995 and 1994 was $155 and $0, respectively.

  Intangible Assets - Intangible assets consist of the direct cost of the Company acquiring patents for its technology. Amortization is computed for financial statement purposes on a straight-line basis over the patent's estimated useful life of seventeen years. Amortization expense for the years ended December 31, 1995 and 1994 was $1,062 and $0, respectively.

  Loss Per Share - Loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were not included in the loss per share calculation as they are antidilutive.

                        fonix corporation
                  [A Development Stage Company]

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Concentration  of Credit Risks - The Company is  a  development
  stage   business  and  has  not  commenced  principal  business
  operations.  It has no sales or receivables.

  The Company's cash is pledged as collateral on a revolving note [See Note 2] and is maintained in bank deposit accounts which exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

  Research and Development - All monies that go to the unaffiliated research and development entity are considered research and development costs and are charged to research and development expense as incurred. None of these costs are capitalized since the Company does not have a product that meets the capitalization requirements [See Note 6].

NOTE 2 - NOTES RECEIVABLE / PAYABLE

  At December 31, 1995 the Company had one note receivable in the amount of $36,894 which is due on March 31, 1996 and bears interest at 18% per annum. Accrued interest on the note receivable amounted to $845 at December 31, 1995.

  The Company has a revolving note payable in the amount of $5,617,522 to a bank at an interest rate of 5.75%. This note payable is due February 28, 1996, and is secured by a certificate of deposit in the amount of $8,000,000. Subsequent to year end, the note payable was extended through May 24, 1996 and was further secured by an additional certificate of deposit in the amount of $2,600,000.

  At  December  31,  1994 the Company had a note  payable  to  an officer and shareholder of the Company totaling $320,793 in principal and $48,616 in accrued interest. In October 1995 this note payable had a principal balance of $286,493 and accrued interest balance of $65,715. Interest expense for this note totaled $17,098 and $29,546 for 1995 and 1994 respectively. In October 1995 the note payable of $286,493 along with the accrued interest of $65,715, were forgiven by the officer and shareholder of the Company, and were accounted for as capital contributions to additional paid in capital from forgiveness of debt to the Company.

  At December 31, 1994 the Company had a note payable to a company owned by the majority shareholders of the Company totaling $110,918 in principal and $10,216 in accrued interest. In October 1995 this note payable had a principal balance of $285,368 and accrued interest balance of $19,298. Interest expense for this note totaled $8,881 and $10,066 for 1995 and 1994 respectively. In October 1995, $150,000 of the note payable was paid by the Company, and the remaining principal amount of $135,368 along with accrued interest of $19,298, were forgiven by the related company owned by the majority shareholders, and were accounted for as capital contributions to additional paid in capital from forgiveness of debt to the Company.

                        fonix corporation
                  [A Development Stage Company]

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - CONVERTIBLE DEBENTURES

  In connection with a funding agreement entered into during October 1995, the Company issued a Series A Subordinated Convertible Debenture in consideration for funds received in the amount of $500,000 on October 23, 1995. The debenture is due October 23, 1996, has an annual interest rate of 5% and may be converted to Series A Preferred Stock or into common stock [See Note 4].

NOTE 4 - CAPITAL STOCK

  Preferred   Stock  -  Pursuant  to  entering  into  a   funding
  agreement, the Company has agreed to amend its articles of incorporation to authorize the issuance of Series A Preferred stock. As of December 31, 1995 the Company's board of directors and shareholders had not yet authorized the issuance of preferred stock or determined the dividend rate, liquidation preferences, participation rights, or redemption requirements of the Series A Preferred stock into which the $500,000 debenture is convertible [See Note 3].

  Funding Agreement - In October 1995, the Company entered into a funding arrangement with a private investment entity. Under terms of the agreement, the investor agreed to fund the Company with $6,050,000 ("Funding Commitment") over an 11 month period for a total of 11,562,500 shares of the Company's common stock, including $500,000 for a debenture which is convertible into 166,667 Series A Preferred Stock (described above). The preferred stock may be converted to common stock at the discretion of the investor. The first $500,000 of the Funding Commitment was paid to the Company on October 23, 1995 as consideration for the issuance of a Series A Subordinated Convertible Debenture [See Note 3]. This debenture may be converted to Series A Preferred Stock at $3.00 per share any time after the Company's shareholders and board of directors authorize the issuance of the Company's Series A Preferred Stock but before the maturity date of the Debenture. The balance of the Funding Commitment, $5,550,000 will be paid as consideration for the issuance by the Company of 11,562,500 shares of common stock. As of December 31, 1995 $1,605,000 has been received, in exchange for which the Company issued 3,343,750 shares of common stock. In January, February and
  March  of  1996 an additional $340,000, $350,000  and  $510,000 was received by the Company, in exchange for which the Company issued 708,333, 729,167 and 1,062,500 shares of common stock, respectively. The remaining balance of the Funding Commitment of $2,745,000 for the common stock is payable by the investor through August 1996 subject to the Company completing certain technology development milestones. The balance of the shares of common stock (5,718,750) will be issued proportionately upon receipt of the remaining installment payments made by the investor.

                        fonix corporation
                  [A Development Stage Company]

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CAPITAL STOCK [Continued]


  Common Stock Transactions - During the year ended December 31, 1995, the Company issued a total of 11,209,168 shares of common stock. Of these, 6,662,538 shares were issued for net cash proceeds of $4,510,187 at prices ranging from $.45 to $2.50 per share. A total of 516,630 shares were issued for non-cash consideration including cancellation of $187,621 of accounts payable and $167,750 for services rendered. The shares for non-cash consideration were issued at prices ranging from $.55 to $1.55 per share. Also included were 3,700,000 shares issued upon exercise of warrants (see below) and 3,343,750 issued as part of a funding arrangement (see above).

  Stock Options and Warrants - On April 3, 1995 three non-related individuals were offered and purchased 120,000 warrants for restricted common stock in connection with a stock purchase agreement. The warrants were purchased at $.0033 per share with an exercise price of $2.00 per share. The warrants are exercisable anytime prior to April 3, 1996.

  In April 1995, all of the disinterested directors of the Company approved the issuance of warrants to purchase 3,700,000 shares of common stock to an entity controlled by the  majority  shareholders of the Company with  the  right  to convert  that  entity's accrued management fees  due  from  the
  Company for the purchase of 3,700,000 warrants and the exercise price of the warrants. The warrants were offered in April 1995, purchased on July 31, 1995 for a purchase price of $.033 per warrant and were then exercised on August 11, 1995 at $.35 per share of common Stock. The related entity controlled by the majority shareholders of the Company canceled invoices for $1,417,100 in management fees due from the Company as consideration for the warrants and the exercise price of the warrants. The exercise price was less than the market price of the Company's common stock because, among other reasons, the shares issued upon exercise of the warrants are restricted shares pursuant to Rule 144. In addition, the exercise price was offered as an incentive to help the Company in relieving debt and preserving limited cash reserves by converting payables to restricted common stock.

  In November 1994, the Company granted the right to purchase warrants for the purchase of an aggregate of 155,000 shares of restricted common stock to certain individuals, including warrants for 30,000 shares to three directors. In October 1995, certain of these individuals were granted the right to purchase warrants to purchase an additional 185,000 shares of restricted common stock. In order to preserve the Company's limited cash, warrants were granted in lieu of cash for services rendered to the Company. The warrants can be purchased for $.033 per share of underlying common stock and can be exercised at $.50 per share of common stock. On October 30, 1995, one of these individuals exercised 50,000 of these warrants for a price of $.50 per share. None of the other warrants have been purchased. The warrants, as well as the right to purchase the warrants, expire in December 1997.

  In October 1994, the Company granted 150,000 warrants to purchase restricted common stock. Due to the limited cash funds of the Company, these warrants were granted in lieu of cash for previous and future services. The 150,000 outstanding warrants have an option price of $2.00 per share and expire in December 1997.

                        fonix corporation
                  [A Development Stage Company]

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - CAPITAL STOCK [Continued]

  As part of a September 30, 1994 restated stock purchase agreement, the Company granted a shareholder the right to purchase 500,000 warrants for the purchase of common stock restricted by Regulation S, each warrant entitling the holder thereof to purchase one share of common stock. The total purchase price for the 500,000 warrants is $50,000, $.10 per warrant. In December 1995 the 500,000 warrants were purchased for $50,000. At the time of the purchase of said warrants, the rights were assigned to two foreign entities which purchased the 500,000 shares, 166,667 and 333,333, respectively. $500,000 was received as consideration for the exercise of all 500,000 warrants at an exercise price of $1.00 per share of common stock restricted by Regulation S.


NOTE 5 - RELATED PARTY TRANSACTIONS

  The  Company  recorded  the  following  expenses  for  services
  rendered  and  recorded  the  following  balances  which   were
  payable to a company owned by the majority shareholders for 1995 and 1994:

                                      1995        1994
                                _________________________
      Expenses:
        Management fees expense  $  600,000 $    600,000
        Interest expense              8,881       10,066
        Rent expense                 24,000       24,000

      Payables:
        Accounts payable         $  260,825  $ 1,231,005
        Accrued interest payable          -       10,417
        Notes payable                     -      110,919

  The  Company  rents office space from a company  owned  by  the majority  shareholders under a month-to-month lease for  $2,000 per month.

  In October 1995, a note payable to an officer and shareholder of the Company in the amount of $286,493 along with the accrued interest of $65,715, were forgiven and were accounted for as capital contributions to additional paid in capital from forgiveness of debt to the Company [See Note 2].

  In October 1995, a note payable to a company owned by the majority shareholders in the amount of $135,368 along with accrued interest of $19,298, were forgiven by the related company, and were accounted for as capital contributions to additional paid in capital from forgiveness of debt to the Company [See Note 2].

                        fonix corporation
                  [A Development Stage Company]

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RESEARCH AND DEVELOPMENT

  On or about October 16, 1993, the Company entered into an agreement with a research and development entity ("R&D
  Entity"),   whereby  the  R&D  Entity  is  developing   certain
  technology related to voice-activated computer hardware and software (the "VoiceBox Technology"). The president of the Company is one of seven members of the board of directors of the R&D Entity, and the majority shareholders of the Company own less than five percent of the common stock of the R&D Entity. Under the terms of the agreement, the Company owns the intellectual property rights, all technology and
  technology  rights  that  are developed  by  the  entity.   The
  Company agreed to provide all funding necessary for the R&D Entity to develop a commercially viable product. There is no minimum requirement or limit with respect to the amount of the funding to be provided by the Company. However, under the terms of the agreement the Company is obligated to use its
  best   efforts  in  raising  the  necessary  funding  for   the
  development,  manufacturing  and  marketing  of  the   VoiceBox
  Technology. The Company has not yet completed the research and development of its product, and consequently, has not recorded any revenues from sales. Under the terms of the agreement the Company paid $2,704,165 to the R&D Entity for research and development in 1995, and $2,522,090 in 1994.

  The Company presently anticipates that it will complete alpha testing and begin beta testing of its voice-activated computer hardware and software sometime during the second half of 1996. Following sufficient time for beta testing results to be collected and appropriate adjustments made, the Company presently projects that a viable product will be ready for market introduction by the end of 1996. If and when sales of such a product commence, the Company will pay the unaffiliated R&D Entity a royalty fee amounting to ten percent (10%) of the sales price of each commercial unit sold.

NOTE 7 - PROFORMA FINANCIAL INFORMATION

  Proforma condensed financial information assuming that PTI and fonix had been consolidated since October 1, 1993 (date of inception) through December 31, 1993 and for the year ended December 31, 1994, is as follows:

                                   For the       For the
                                  Year Ended   Period Ended
                                 December 31,  December 31,
                                     1994          1993
                                ___________________________
          Revenues - interest   $    20,811   $         -
          Expenses                4,268,436     1,782,844
                                ___________________________
              Net loss          $(4,247,625)  $(1,782,844)
                                ___________________________
              Loss per share    $      (.30)  $      (.17)
                                ___________________________
                           fonix corporation
                    [A Development Stage Company]

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

  The Company's income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At December 31,
  1995 and 1994, the total of all deferred tax assets was $3,429,451 and $1,937,000 and the total of the deferred tax liabilities was $845,569 and $0. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of $2,583,882 and $1,937,000 for the years ended December 31, 1995 and 1994. The net change in the valuation allowance was $646,882 and $1,331,000 for the years ended December 31, 1995 and 1994, respectively.

  The   Company  has  available  at  December  31,  1995,  unused
  operating   loss  carryforwards  of  approximately  $9,268,786,
  which may be applied against future taxable income and which expire in various years beginning in 2000 through 2010.

  The   components   of  income  tax  expense   from   continuing
  operations  for  the years ended December  31,  1995  and  1994 consist of the following:

                                           1995         1994
                                     _________________________
  Current income tax expense:
   Federal                           $        -   $       -
   State                                      -           -
                                     _________________________
     Current tax expense             $        -   $       -
                                     _________________________
  Deferred tax expense (benefit)
    arising from:
   Excess of tax over financial
        accounting depreciation      $      844   $       -
   Excess of tax over financial
     accounting amortization                 52           -
   Excess of financial accounting
      over tax compensation-APB 25      844,673           -
   Net operating loss carryforwards  (1,492,451) (1,331,000)
   Valuation allowance                  646,882   1,331,000
                                     _________________________
      Net deferred tax expense       $        -   $       -
                                     _________________________

  Deferred   income  tax  expense  results  primarily  from   the
  reversal of temporary timing differences between tax and financial statement income.

                           fonix corporation
                    [A Development Stage Company]

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES [Continued]

  A   reconciliation  of  income  tax  expense  at  the   federal
  statutory   rate  to  income  tax  expense  at  the   company's
  effective rate is as follows:

                                        1995      1994
                                  _________________________
    Computed tax at the expected
      statutory rate                   34.00%       -%
    Depreciation                         .05        -
    Compensation - APB 25              48.31        -
    Net operating loss carryover      (85.36)       -
    State and local income taxes,
     net of federal benefit             3.00        -
                                  _________________________
      Income tax expense                0.00%       -%
                                  _________________________

  The  temporary differences and carryforwards gave rise  to  the following deferred tax asset (liability) at December  31,  1995 and 1994:

                                         1995        1994
                                     __________   __________
  Excess of book over tax accounting
    depreciation                    $     (844)   $        -
  State NOL carryforwards           $      (52)   $        -
  Compensation - APB 25             $ (844,673)   $        -
  Federal NOL carryforwards         $3,429,451    $1,937,000

NOTE 9 - CONTINGENCIES

  The Company from time to time is involved in litigation as part
  of its normal business operations.   In  management's  opinion,
  the ultimate resolution of these cases will not have a material adverse effect on the Company's financial position.

  Prior to the merger, the former attorney of the Company caused the transfer agent to issue a certificate for 138,389 shares of common stock. The Company never properly authorized the issuance of this certificate or the shares represented by the certificate nor received consideration for the shares. The Company is attempting to resolve this problem with its former attorney. These shares are not included as issued and outstanding in the accompanying financial statements.

                           fonix corporation
                    [A Development Stage Company]

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - GOING CONCERN

  The accompanying consolidated financial statements of fonix corporation have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. As shown in the consolidated statements of operations, the Company has not yet achieved profitable operations and continues to report operating losses including a loss of $6,315,349 during 1995. As of December 31, 1995, the Company has working capital of $1,238,156, which may not be adequate to finish the development of the technology. These items raise substantial doubt about the ability of the Company to continue as a going concern.

  Management presently believes that the Company is in the final development stage of its voice-activated computer software and hardware. Although there has been substantial progress in the development of this technology, the Company does not have a viable product, and has not had any sales and there can be no assurance that the Company will develop a viable product or have any sales. Management plans to continue financing the development of the Company's technology through additional loans and/or sales of the Company's equity securities.

  The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, meet its product development goals, secure adequate new financing and generate sufficient cash flows from operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11 - SUBSEQUENT EVENTS

  Issuance of Stock - Subsequent to December 31, 1995, the Company issued an additional 726,000 shares of common stock to private investors pursuant to various stock purchase agreements for net cash proceeds of $1,393,763. In connection with the 726,000 shares issued, the Company issued 200,000 shares of common stock valued at $304,000 in finders fee.

  The Company also received in January, February and March of 1996 an additional $340,000, $350,000 and $510,000 in connection with the funding arrangement with a private investment entity [See Note 4], in exchange for which the Company issued 708,333, 729,167 and 1,062,500 shares of common stock, respectively.

                           fonix corporation
                    [A Development Stage Company]

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RESTATEMENT OF FINANCIAL STATEMENTS

  As discussed in Note 4, the company issued 3,700,000 shares of common stock to an affiliated corporation upon exercise of
  stock  warrants.   The  exercise price  was  paid  through  the
  cancellation of debt which had previously been accrued for management fees by the corporation. In retrospect, Management believes that the provisions of APB Opinion No. 25, which applies to stock issued to employees for services, should be extended to cover this transaction. Accordingly, the Company has recorded an additional compensation expense of $2,282,900 and adjusted additional paid in capital on the financial statements for 1995. Management believes these adjustments are necessary to be consistent with current attitudes and policies in effect in subsequent years. The affiliated Company also forgave debt and related interest in the amount of $506,874 which now has been accounted for as a contribution to additional paid in capital. These adjustments have no effect on total stockholders' equity but do result in an increase to net loss in 1995. The accompanying financial statements and notes to financial statements have been updated to reflect these items.