Form 10QSB/A
period 1996-03-31
FONIX CORP
filed 1997-04-15
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB/A
                               (Amendment No. 1)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _______________.

Commission file number:   0-23862
                         --------------

                               fonix corporation
------------------------------------------------------------------------------
             (Exact name of small business issuer in its charter)

        Delaware                                              22-2994719
----------------------                                 ----------------------
(State of Incorporation)                                 (I.R.S. Employer
                                                        Identification No.)

                     60 East South Temple Street, Suite 1225
                           Salt Lake City, Utah 84111
-----------------------------------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (801) 328-0161
                               -----------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

As of May 1, 1996, 36,359,571 shares of the issuer's Common Stock, par value $.0001 per share, were issued and outstanding.

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

                                   ASSETS
                                                             March 31,
                                                                1996
                                                           --------------
Current assets:
     Cash and cash equivalents                             $  11,051,053
     Notes Receivable                                            836,894
     Interest receivable                                          54,376
                                                           --------------
          Total Current Assets                                11,942,323

Property & Equipment, net of accumulated
     depreciation of $4,798                                      118,337

Intangible assets, net of accumulated
     amortization of $1,418                                       32,233
                                                           --------------
                                                           $  12,092,893

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                         $   8,400,275
     Accounts payable                                            428,842
     Accrued expenses                                             17,466
     Convertible debenture                                       500,000
                                                           --------------
          Total Current Liabilities                            9,346,583
                                                           --------------

Stockholders' equity:
     Preferred stock                                                -
     Common stock                                                  3,283
     Additional paid-in capital                               15,912,513
     Accumulated deficit                                     (13,169,486)
                                                           --------------
          Total stockholders' equity                           2,746,310
                                                           --------------
                                                           $  12,092,893
                                                           ==============

     See accompanying notes to condensed consolidated financial statements fonix corporation
                        [A Development Stage Company]

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
                                  [Unaudited]


                                                                                      October 1,
                                                       Three months ended                1993
                                                            March 31,                (inception) to
                                                 --------------------------------      March 31,
                                                     1996               1995              1996
                                                 --------------    --------------    --------------
Revenues                                         $        -        $        -        $        -
                                                 --------------    --------------    --------------
Expenses:
     General and administrative                        363,202           226,840         6,132,360
     Research and development                          816,661           681,540         6,929,648
                                                 --------------    --------------    --------------
          Total expense                              1,179,863           908,380        13,062,008
                                                 --------------    --------------    --------------
Loss from operations                                (1,179,863)         (908,380)      (13,062,008)
                                                 --------------    --------------    --------------
Other income (Expenses):
     Interest income                                   126,614            32,587           338,812
     Interest (expense)                               (103,938)          (50,307)         (476,838)
                                                 --------------    --------------    --------------
          Total Other Income (Expenses)                 22,676           (17,720)         (138,026)
                                                 --------------    --------------    --------------
Loss before income taxes and
  extraordinary item                                (1,157,187)         (926,100)      (13,200,034)

Current tax expense                                       -                 -                 -

Deferred tax expense                                      -                 -                 -
                                                 --------------    --------------    --------------
Loss before extraordinary item                      (1,157,187)         (926,100)      (13,200,034)

Extraordinary income:
     Forgiveness of debt, net of taxes                    -                 -               30,548
                                                 --------------    --------------    --------------
Net Loss                                         $  (1,157,187)    $    (926,100)    $ (13,169,486)
                                                 ==============    ==============    ==============

Loss per common share:
     Loss before extraordinary items             $       (0.04)    $       (0.05)    $       (0.72)
     Extraordinary item                                   -                 -                 0.00
                                                 --------------    --------------    --------------
Loss per common share                            $       (0.04)    $       (0.05)    $       (0.72)
                                                 ==============    ==============    ==============
Weighted average shares                             31,118,026        18,323,744        18,311,749
                                                 ==============    ==============    ==============

     See accompanying notes to condensed consolidated financial statements fonix corporation
                        [A Development Stage Company]

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents
                                 [Unaudited]

                                                                                                 October 1,
                                                                 Three months ended                 1993
                                                                       March 31,               (inception) to
                                                           --------------------------------        March 31,
                                                                1996              1995              1996
                                                           --------------    --------------    --------------
Cash flows from operating activities:
   Net loss                                                $  (1,157,187)    $    (926,100)    $ (13,169,486)
   Adjustments to reconcile net loss
     to net cash used in operations:
        Common stock issued for non-cash                            -                 -            2,705,650
        Write-off of assets received in
          acquisition                                               -                 -                1,281
        Depreciation and amortization                              4,999              -                6,217
        Non cash forgiveness of debt income                         -                 -              (30,548)
        Changes in assets and liabilities:
           (Increase) in interest receivable                     (28,152)           (4,235)          (54,376)
           Increase (decrease) in accounts payable               (97,212)          303,843         2,064,111
           Increase (decrease) in accrued expenses               (13,530)           10,880           109,384
                                                           --------------    --------------    --------------
        Net cash used in operating activities                 (1,291,082)         (615,612)       (8,367,767)
                                                           --------------    --------------    --------------

Cash flows from investing activities:
        Purchase of equipment                                    (74,393)             -             (123,136)
        Investment in intangible assets                           (9,598)          (24,053)          (33,651)
        Investment in notes receivable                          (800,000)             -             (836,894)
                                                           --------------    --------------    --------------
           Net cash used in investing activities                (883,991)          (24,053)         (993,681)
                                                           --------------    --------------    --------------

Cash flows from financing activities:
   Proceeds from notes payable                                 2,782,753           389,192        10,751,942
   Payment of notes payable                                         -                 -           (1,779,806)
   Proceeds from debenture                                          -                 -              500,000
   Proceeds from issuance of
     common stock                                              2,593,763           633,632        10,940,365
                                                           --------------    --------------    --------------
           Net cash provided by financing activities           5,376,516         1,022,824        20,412,501
                                                           --------------    --------------    --------------

Net increase in cash and cash equivalents                      3,201,443           383,159        11,051,053

Cash and cash equivalents at beginning of period               7,849,610         2,145,889              -
                                                           --------------    --------------    --------------
Cash and cash equivalents at end of period                 $  11,051,053     $   2,529,048     $  11,051,053
                                                           ==============    ==============    ==============

                                  [Continued]
                               fonix corporation
                        [A Development Stage Company]

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents
                                 [Unaudited]

                                                                                                           October 1,
                                                                           Three months ended                 1993
                                                                                 March 31,               (inception) to
                                                                     --------------------------------        March 31,
                                                                          1996              1995              1996
                                                                     --------------    --------------    --------------
Supplemental disclosure of cash flow information:
     Cash paid during the year for:

          Interest paid                                               $    117,468     $      39,427     $     367,632

          Income taxes paid                                           $       -        $        -        $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the three months ended March 31, 1996:
     The Company issued 200,000 shares of common stock for finders fees valued at $304,000.

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in the accompanying interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.

     Research and Development - All monies that go to the unaffiliated research and development entity are considered research and development costs and are charged to research and development expense as incurred. None of these costs are capitalized since the Company does not have a product that meets the capitalization requirements.

NOTE 2 - NOTES RECEIVABLE / PAYABLE

     At March 31, 1996 the Company had a note receivable in the amount of $36,894 which bears interest at 18% per annum and is due March 31, 1996. As of March 31, 1996 the principal balance had not been paid, and the Company is taking measures to have the balance paid in full. Accrued interest on the note receivable amounted to $504.58 at March 31, 1996.

     At March 31, 1996 the Company had a note receivable in the amount of $800,000 which bears interest at 18% per annum and is due July 1, 1996. At March 31, 1996 accrued interest on the note receivable amounted to $800. At March 31, 1996 an $8,000 loan fee due the Company was outstanding, and was subsequently received in full on April 1, 1996. Also, subsequent to March 31, 1996, $600,000 of the $800,000 note was received, reducing the outstanding note payable to $200,000.

     At March 31, 1996 the Company has a revolving note payable in the amount of $8,400,275 to a bank at an interest rate of 5.85%. This note payable is due May 24, 1996, and is secured by a certificate of deposit in the amount of $10,600,000. Subsequent to March 31, 1996, the fonix corporation
                         [A Development Stage Company]

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - NOTES RECEIVABLE / PAYABLE(Continued)

     note payable was further secured by an additional certificate of deposit in the amount of $1,400,000.

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

NOTE 4 - CAPITAL STOCK

     Preferred Stock - Pursuant to entering into a funding agreement, the Company has agreed to amend its certificate of incorporation to authorize the issuance of Series A Preferred Stock. As of March 31, 1996 the Company's board of directors and shareholders had not yet authorized the issuance of preferred stock or determined the dividend rate, liquidation preferences, participation rights, or redemption requirements of the Series A Preferred Stock into which the $500,000 debenture is convertible [See Note 3].

     Funding Agreement - In October 1995, the Company entered into a funding arrangement with a private investment entity. Under terms of the agreement, the private investment entity agreed to fund the Company with $6,050,000 ("Funding Commitment") over an 11 month period in exchange for the Company's issuance of a total of 11,562,500 shares of the Company's common stock, and a $500,000 Series A Subordinated Convertible Debenture (the "Debenture") which is convertible into 166,167 shares of Series A Preferred Stock (described above) or into the same number of shares of common stock. The preferred stock, assuming it is authorized and issued, may be converted to common stock at the discretion of the investor on a one for one basis. The first $1,540,000 of the Funding Commitment was paid to the Company on October 23, 1995 as consideration for the issuance of the Debenture and the issuance of 2,166,667 shares of common stock [See
     Note 3]. The balance of the Funding Commitment, $4,510,000 is to be paid as consideration for the issuance by the Company of 9,395,833 shares of common stock. As of March 31, 1996 the private investment entity had paid a total of $3,305,000 in exchange for which the Company has issued 5,843,750 shares of common stock. On April 24, 1996 an additional $375,000 was received by the Company in exchange for which the Company issued 781,250 shares of fonix corporation
                         [A Development Stage Company]

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK(Continued)

     common stock. The remaining balance of the Funding Commitment of $2,370,000 is payable by the private investment entity through August 1996 subject to the Company completing certain technology development milestones. The balance of the shares of common stock (4,937,500) due the investor, will be issued proportionately upon receipt of the remaining installment payments made by the investor.

     Common Stock Transactions - During the three months ended March 31, 1996, the Company issued a total of 3,426,000 shares of common stock for net cash proceeds of $4,207,388 at prices ranging from $.48 to $3.18 per share. Included in these issuances were 200,000 shares issued as a finders fee, valued at $304,000 and 2,500,000 shares issued as part of a funding arrangement [See Note 4, 2nd paragraph].

     Stock Options and Warrants - On April 3, 1995 three unrelated individuals were offered and purchased 120,000 warrants for restricted common stock in connection with a stock purchase agreement. The warrants were purchased at $.0033 per share with an exercise price of $2.00 per share. The warrants are exercisable anytime prior to April 3, 1998.

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

     In November 1994, the Company granted the right to purchase warrants for the purchase of an aggregate of 155,000 shares of restricted common stock to certain individuals, including warrants for 30,000 shares to three directors. In October 1995, certain of these individuals were granted the right to purchase warrants to purchase an additional 185,000 shares of restricted common stock. In order to preserve the Company's limited cash, warrants were fonix corporation
                         [A Development Stage Company]

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK(Continued)

     granted in lieu of cash for services rendered to the Company. The warrants can be purchased for $.033 per share of common stock and can be exercised at $.50 per share of common stock. On October 30, 1995, one of these individuals exercised 50,000 of these warrants for a price of $.50 per share. None of the other warrants have been purchased. The warrants, as well as the right to purchase the warrants, expire April 24, 1998 and October 23, 1998.

     In October 1994, the Company granted 150,000 warrants to purchase restricted common stock. Due to the limited cash funds of the Company, these warrants were granted in lieu of cash for previous and future services. The 150,000 outstanding warrants have an exercise price of $2.00 per share and expire in December 1997.

     As part of a September 30, 1994 restated stock purchase agreement, the Company granted a shareholder the right to purchase 500,000 warrants for the purchase of common stock under Regulation S, each warrant entitling the holder thereof to purchase one share of common stock. The total purchase price for the 500,000 warrants is $50,000, $.10 per warrant. In December 1995 the 500,000 warrants were purchased for $50,000. At the time of the purchase of such warrants, the rights were assigned to two foreign entities which purchased the 500,000 shares of common stock underlying the warrants, 166,667 and 333,333, respectively. $500,000 was received as consideration for the exercise of all 500,000 warrants at an exercise price of $1.00 per share of common stock.

NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company recorded the following expenses for services rendered and recorded the following balances which were payable to a company owned by the majority shareholders for the three months ended, March 31, 1996:

                                              Three months ended
                                                March 31, 1996
                                              ------------------
          Expenses:
               Management fees expense          $     150,000
               Rent expense                             6,000


          Payables:
               Accounts payable                 $     339,252
                               fonix corporation
                         [A Development Stage Company]

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

     The Company rents office space from a company owned by the majority shareholders under a month-to-month lease for $2,000 per month.

     In October 1995, a note payable to an officer and shareholder of the Company in the amount of $286,493 and accrued interest thereon of $65,715, were forgiven and were accounted for as a contribution to additional paid in capital.

     In October 1995, a note payable to a Company owned by the majority shareholders in the amount of $135,368 and accrued interest thereon of $19,298, were forgiven by the related company, and were accounted for as a contribution to additional paid in capital.

NOTE 6 - RESEARCH AND DEVELOPMENT

     On or about October 16, 1993, the Company entered into an agreement with a research and development entity ("R&D Entity"), whereby the R&D Entity is developing certain technology related to the Company's voice-activated computer hardware and software (the "VoiceBox Technology"). The president of the Company is one of seven members of the board of directors of the R&D Entity, and the executive officers and directors of the Company collectively own less than five percent of the common stock of the R&D Entity. Under the terms of the agreement, the Company owns the intellectual property rights, all technology and technology rights that are developed by the entity with respect to the VoiceBox Technology. The Company agreed to provide all funding necessary for the R&D Entity to develop a commercially viable product. There is no minimum requirement or limit with respect to the amount of the funding to be provided by the Company. However, under the terms of the agreement the Company is obligated to use its best efforts in raising the necessary funding for the development, manufacturing and marketing of the VoiceBox Technology. The Company has not yet completed the research and development of its product, and consequently, has not recorded any revenues from sales. Under the terms of the agreement, the Company paid $816,661 to the R&D Entity for research and development for the three months ended March 31, 1996. If and when the Company completes the development of the VoiceBox Technology and develops a commercially viable product based thereon, and assuming sales of such a product commence, the Company will be obligated to pay the unaffiliated R&D Entity a royalty fee amounting to ten percent (10%) of the sales price of each commercial unit sold.

                               fonix corporation
                         [A Development Stage Company]

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 8 - INCOME TAXES

     The Company's income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At March 31, 1996 the total of all deferred tax assets is approximately $4,900,000 and the total of the deferred tax liabilities is approximately $1,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of approximately $4,900,000 for the three months ended March 31, 1996. The net change in the valuation allowance is approximately $2,300,000 for the three months ended
     March 31, 1996.

     The Company has available at March 31, 1996, unused operating loss carryforwards of approximately $13,200,000, which may be applied against future taxable income and which expire in various years beginning in 2000 through 2010.

NOTE 9 - GOING CONCERN

     The accompanying consolidated financial statements of fonix corporation have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. There are uncertainties that raise fonix corporation
                         [A Development Stage Company]

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - GOING CONCERN(Continued)

     substantial doubt about the ability of the Company to continue as a going concern. As shown in the consolidated statements of operations, the Company has not yet achieved operations and continues to report operating losses including a loss of $1,157,187 for the period ended March 31, 1996. As of March 31, 1996, the Company has working capital of $2,595,740 which may not be adequate to finish the development of the technology. These items raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 10 - SUBSEQUENT EVENTS

     Issuance of Stock - Subsequent to March 31, 1996, the Company issued an additional 2,527,000 shares of common stock to offshore investors for net cash proceeds of $6,705,699. In connection with the 2,527,000 shares issued, the Company issued 220,000 shares of common stock valued at $597,520 in finders fee.

     Also, subsequent to March 31, 1996, an additional $375,000 was received in connection with the funding arrangement with a private investment entity, in exchange for which the Company issued 781,250 shares of common stock.

NOTE 11 - RESTATEMENT OF FINANCIAL STATEMENTS

     As discussed in Note 4, the company issued 3,700,000 shares of common stock to an affiliated corporation upon exercise of stock warrants. The exercise price was paid for through the cancellation of debt which had previously been accrued for management fees by the corporation. In retrospect, Management believes that the provisions of APB Opinion No.

                               fonix corporation
                         [A Development Stage Company]

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     25, which applies to stock issued to employees for services, should be extended to cover this transaction. Accordingly, the Company has recorded an additional compensation expense of $2,282,900 and adjusted additional paid in capital on the financial statements for 1995. The affiliated company also forgave debt and related interest in the amount of $506,874 which has been accounted for as a contribution to additional paid in capital. Management believes these adjustments are necessary to be consistent with current attitudes and policies in effect in subsequent years. These adjustments have no effect on total stockholders' equity but do result in an increase to net loss in 1995.

Item 2.    Management's Plan of Operation

     The Company is a development stage business which is involved in the research and development of proprietary computer natural language voice recognition hardware, software and firmware. Because the Company still is in the research and development stage of its business, the Company has not yet marketed or distributed any product based on its voice-recognition technology. Therefore, the Company has had no revenue from its operations.

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

     The Company incurred research and development expenses of $816,661 and $681,540 for the three months ended March 31, 1996 and March 31, 1995, respectively. General and administrative expenses (which consist primarily of management fees to a related entity and professional fees for legal and accounting services), were $363,202 and $226,840, respectively, for the periods ended March 31, 1996 and March 31, 1995. Due to these significant research and development and general and administrative expenses, the Company has incurred losses of $1,157,187 and $926,100 for the periods ended March 31, 1996 and March 31, 1995, respectively. At March 31, 1996, the Company had an accumulated deficit of $13,169,486 and stockholders' equity of $2,746,310. The Company anticipates similar losses in the future as it continues the development of its voice recognition technology and expects such losses to continue until such time as a commercially viable product incorporating the Company's technology is completed and significant sales revenues are realized. However, there can be no assurance that the Company will complete a product incorporating its technologies, or that sufficient revenues will be generated from sales of such product to allow the Company to operate profitably.

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

     From its inception, the Company's principal source of operating capital has been private and other exempt sales of the Company's equity securities and borrowing from related parties. At March 31, 1995, the Company had outstanding debt to related parties in the amount of $431,711. Pursuant to an investment agreement between the Company and a private investment entity dated October 23, 1995 (the "Private Investment Agreement"), $506,874 of a total of $656,874 of then outstanding debt to related parties was forgiven by the related parties. This transaction occurred at the request of the private investment entity to, among other things, alleviate the Company's debt obligations and to make the arrangement more attractive for the private investment entity. At March 31, 1996, there was no outstanding debt owed to related parties. Private and other exempt sales of the Company's securities resulted in net cash proceeds of $2,593,763 for the three months ended March 31, 1996. Additional equity securities were issued during that period for service related, non-cash consideration of $304,000.

     The Company has a relationship with a local bank pursuant to which the Company has entered into an agreement allowing it to borrow against its own funds on deposit with the bank. At March 31, 1995, the Company had funds on deposit of $2,534,917 and owed the bank a total of $2,530,834. As of March 31, 1996, the Company had funds on deposit of $10,600,000, and the Company owed $8,400,275 to the bank, which obligation matures May 24, 1996. The relationship with the bank is re-negotiated every three months. On February 28, 1996, the Company and the bank agreed to extend the term of the relationship for an additional three-month term on comparable competitive terms. The interest rate received for the funds on deposit and the interest rate paid for the funds borrowed against the Company's funds on deposit was a net difference of 2% for the period ended March 31, 1995. On December 1, 1995 the Company and the bank negotiated a new interest rate that yielded a net difference between the rates of interest paid and received by the Company of 1%. Therefore, the net cost to the Company for this arrangement was 1% for the period ended March 31, 1996. Interest is payable monthly and the principal amount is payable in full at maturity.

In October 1995, the Company entered into a funding arrangement with a private investment entity. Under terms of the agreement, the private investment entity agreed to fund the Company with $6,050,000 ("Funding Commitment") over an 11 month period in exchange for the Company's issuance of a total of 11,562,500 shares of the Company's common stock, and a $500,000 Series A Subordinated Convertible Debenture (the "Debenture") which is convertible into 166,167 shares of Series A Preferred Stock or into the same number of shares of common stock. The preferred stock, assuming it is authorized and issued, may be converted to common stock at the discretion of the investor on a one for one basis. The first $1,540,000 of the Funding Commitment was paid to the Company on October 23, 1995 as consideration for the issuance of the Debenture and the issuance of 2,166,667 shares of common stock. The balance of the Funding Commitment, $4,510,000 is to be paid as consideration for the issuance by the Company of 9,395,833 shares of common stock. As of March 31, 1996 the private investment entity had paid a total of $3,305,000 in exchange for which the Company has issued 5,843,750 shares of common stock. On April 24, 1996 an additional $375,000 was received by the Company in exchange for which the Company issued 781,250 shares of common stock. The remaining balance of the Funding Commitment of $2,370,000 is payable by the private investment entity through August 1996 subject to the Company completing certain technology development milestones. The balance of the shares of common stock (4,937,500) due the investor, will be issued proportionately upon receipt of the remaining installment payments made by the investor. Under the terms of the agreement, if the Company does not achieve the milestones which are specified in the contract, the private investment entity is not obligated to continue the funding. If the private investment entity stops funding because of the Company's failure to achieve a specified milestone, the private investment entity will receive a number of shares commensurate to the total funding invested.

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

     The Company recently hired seven engineers and presently has a need for four additional engineers with specific scientific expertise in linguistic processing and neural net development. These persons will be hired as technology milestones are achieved and additional funding is received. In addition, if and when the Company completes the alpha and beta testing of its technologies, approximately thirty more employees will be initially required for sales and marketing and customer support services.

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