Form 10QSB/A
period 1996-06-30
FONIX CORP
filed 1997-04-15
CIK 855585

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
                        --------------

                               fonix corporation
-----------------------------------------------------------------------------
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

                                    ASSETS
                                                    June 30,
                                                      1996
                                                 --------------
Current assets:
     Cash and cash equivalents                   $  22,505,455
     Notes Receivable                                2,396,894
     Interest receivable                               133,982
                                                 --------------
          Total Current Assets                      25,036,331

Property & Equipment, net of accumulated
     depreciation of $13,962                           220,712

Intangible assets, net of accumulated
     amortization of $1,912                             31,740
                                                 --------------
                                                 $  25,288,783
                                                 ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                               $  14,675,458
     Accounts payable                                  474,235
     Accrued expenses                                   74,766
     Unearned interest Revenue                           9,000
     Convertible debenture                             500,000
                                                 --------------
          Total Current Liabilities                 15,733,459
                                                 --------------
Stockholders' equity:
     Preferred stock                                      -
     Common stock                                        3,740
     Additional paid-in capital                     24,078,255
     Accumulated deficit                           (14,526,671)
                                                 --------------
          Total stockholders' equity                 9,555,324
                                                 --------------
                                                 $  25,288,783
                                                 ==============

     See accompanying notes to condensed consolidated financial statements fonix corporation
                        [A Development Stage Company]

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 [Unaudited]

                                                                                                                    October 1,
                                               Three months ended                       Six months ended               1993
                                                     June 30,                              June 30,               (inception) to
                                          --------------------------------    --------------------------------       June 30,
                                               1996              1995              1996              1995              1996
                                          --------------    --------------    --------------    --------------    --------------
Revenues                                  $        -        $        -        $        -        $        -        $        -
                                          --------------    --------------    --------------    --------------    --------------
Expenses:
   General and administrative                   487,451           279,474           850,653           506,315         6,619,811
   Research and development                   1,090,877           483,934         1,907,538         1,165,474         8,020,525
                                          --------------    --------------    --------------    --------------    --------------
      Total expense                           1,578,328           763,408         2,758,191         1,671,789        14,640,336
                                          --------------    --------------    --------------    --------------    --------------
Loss from operations                         (1,578,328)         (763,408)       (2,758,191)       (1,671,789)      (14,640,336)
                                          --------------    --------------    --------------    --------------    --------------
Other income (Expenses):
   Interest income                              361,695            38,185           488,309            70,772           700,507
   Interest (expense)                          (140,552)          (62,423)         (244,490)         (112,729)         (617,390)
                                          --------------    --------------    --------------    --------------    --------------
      Total Other Income (Expenses)             221,143           (24,238)          243,819           (41,957)           83,117
                                          --------------    --------------    --------------    --------------    --------------
Loss before income taxes and
  extraordinary item                         (1,357,185)         (787,646)       (2,514,372)       (1,713,746)      (14,557,219)

Current tax expense                                -                 -                 -                 -                 -

Deferred tax expense                               -                 -                 -                 -                 -
                                          --------------    --------------    --------------    --------------    --------------
Loss before extraordinary item               (1,357,185)         (787,646)       (2,514,372)       (1,713,746)      (14,557,219)

Extraordinary income:
   Forgiveness of debt, net of taxes               -                 -                 -                 -               30,548
                                          --------------    --------------    --------------    --------------    --------------
Net Loss                                  $  (1,357,185)    $    (787,646)    $  (2,514,372)    $  (1,713,746)    $ (14,526,671)
                                          ==============    ==============    ==============    ==============    ==============
Loss per common share:
   Loss before extraordinary items        $       (0.04)    $       (0.04)    $       (0.07)    $       (0.09)    $       (0.73)
   Extraordinary item                              -                 -                 -                 -                 0.00
                                          --------------    --------------    --------------    --------------    --------------
Loss per common share                     $       (0.04)    $       (0.04)    $       (0.07)    $       (0.09)    $       (0.73)
                                          ==============    ==============    ==============    ==============    ==============
Weighted average shares                      36,311,941        18,959,891        33,710,102        18,645,352        19,941,396
                                          ==============    ==============    ==============    ==============    ==============


     See accompanying notes to condensed consolidated financial statements.

                               fonix corporation
                         [A Development Stage Company]

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents
                                  [Unaudited]

                                                                                                      October 1,
                                                                        Six months ended                 1993
                                                                            June 30,                (inception) to
                                                                --------------------------------       June 30,
                                                                     1996              1995              1996
                                                                --------------    --------------    --------------
Cash flows from operating activities:
   Net loss                                                     $  (2,514,372)    $  (1,713,746)    $ (14,526,671)
   Adjustments to reconcile net loss
     to net cash used in operations:
       Common stock issued for services                                  -                 -            2,705,650
       Write-off of assets received in acquisition                       -                 -                1,281
       Depreciation and amortization                                   14,656               354            15,874
       Non cash forgiveness of debt income                               -                 -              (30,548)
       Changes in assets and liabilities:
          (Increase) in interest receivable                          (107,758)           (4,861)         (133,982)
          Increase (decrease) in accounts payable                     (51,819)          617,997         2,109,504
          Increase (decrease) in unearned interest revenue              9,000              -                9,000
          Increase (decrease) in accrued expenses                      43,770            21,941           166,684
                                                                --------------    --------------    --------------
       Net cash used in operating activities                       (2,606,523)       (1,078,315)       (9,683,208)
                                                                --------------    --------------    --------------
Cash flows from investing activities:
       Purchase of equipment                                         (185,932)             -             (234,675)
       Investment in intangible assets                                 (9,598)          (24,053)          (33,651)
       Investment in notes receivable                              (3,160,000)             -           (3,196,894)
       Payment of notes receivable                                    800,000              -              800,000
                                                                --------------    --------------    --------------
          Net cash used in investing activities                    (2,555,530)          (24,053)       (2,665,220)
                                                                --------------    --------------    --------------
Cash flows from financing activities:
    Proceeds  from notes payable                                    9,057,936         1,577,078        17,027,125
    Payment of notes payable                                             -             (382,567)       (1,779,806)
    Proceeds from debenture                                              -                 -              500,000
    Proceeds from issuance of
      common stock                                                 10,759,962         1,024,623        19,106,564
                                                                --------------    --------------    --------------
          Net cash provided by financing activities                19,817,898         2,219,134        34,853,883
                                                                --------------    --------------    --------------
Net increase in cash and cash equivalents                          14,655,845         1,116,766        22,505,455

Cash and cash equivalents at beginning of period                    7,849,610         2,145,889              -
                                                                --------------    --------------    --------------
Cash and cash equivalents at end of period                      $  22,505,455     $   3,262,655     $  22,505,455
                                                                ==============    ==============    ==============

                                  [Continued]
                               fonix corporation
                         [A Development Stage Company]

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents
                                  [Unaudited]

                                                                                                                October 1,
                                                                                  Six months ended                 1993
                                                                                      June 30,                (inception) to
                                                                          --------------------------------       June 30,
                                                                               1996              1995              1996
                                                                          --------------    --------------    --------------
Supplemental disclosure of cash flow information:
     Cash paid during the year for:

          Interest paid                                                   $     200,720     $      90,789     $     450,884

          Income taxes paid                                               $        -        $        -        $        -

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

     At June 30, 1996 the Company had an unsecured note receivable in the amount of $1,200,000 which bears interest at 12% per annum and is due September 1, 1996 with options to be extended through December 1, 1996. At June 30, 1996 accrued interest on the fonix  corporation
                         [A Development Stage Company]

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - NOTES RECEIVABLE / PAYABLE(Continued)

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

     Funding Agreement - In October 1995, the Company entered into a funding arrangement with a private investment entity. Under terms of the agreement, the private investment entity agreed to fund the Company with $6,050,000 ("Funding Commitment") over an 11 month period in exchange for the Company's issuance of a total of 11,562,500 shares of the Company's common stock, and a $500,000 Series A Subordinated Convertible Debenture (the "Debenture") which is convertible into 166,167 shares of Series A Preferred Stock (described above) or into the same number of shares of common stock. The preferred stock, assuming it is authorized and issued, may be converted to common stock at the discretion fonix  corporation
                         [A Development Stage Company]

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK(Continued)

     of the investor on a one for one basis. The first $1,540,000 of the Funding Commitment was paid to the Company on October 23, 1995 as consideration for the issuance of the Debenture and the issuance of 2,166,667 shares of common stock [See Note 3]. The balance of the Funding Commitment, $4,510,000 is to be paid as consideration for the issuance by the Company of 9,395,833 shares of common stock. As of June 30, 1996 the private investment entity had paid a total of $3,550,000 in exchange for which the Company has issued 7,395,833 shares of common stock. On July 25, 1996 an additional $375,000 was received by the Company in exchange for which the Company issued 781,250 shares of common stock. The remaining balance of the Funding Commitment of $1,625,000 is payable by the private investment entity through September 1996 subject to the Company completing certain technology development milestones. The balance of the shares of common stock (3,385,417) due the investor, will be issued proportionately upon receipt of the remaining installment payments made by the investor.

     Common Stock Transactions - During the six months ended June 30, 1996, the Company issued a total of 7,994,575 shares of common stock for net cash proceeds of $10,759,962 at prices ranging from $.48 to $3.38 per share. Included in these issuances were 420,000 shares issued as a finders fee, valued at $901,520 and 4,052,083 shares issued as part of a funding arrangement [See Note 4, 2nd paragraph].

     Stock Options and Warrants - On April 30, 1996 the directors approved a directors' stock option plan, under which the aggregate number of shares available for issuance is 5,400,000. The plan is administered by a committee consisting of two or more directors of the Company. The plan provides that each director shall receive options to purchase 200,000 shares of common stock for services rendered as a director for each calendar year or portion of a calendar year in excess of six months. The exercise price of such options is 100% of the closing market price of the stock on the date the options are granted. The option term is ten years from the date of grant. On April 30, 1996, 4,400,000 options were granted to the Company's current directors under the plan. Of that amount, options to acquire 2,000,000 shares were granted to certain incumbent directors for prior years' service, which options vested on the date of grant and are exercisable at any time after six months from the date of grant. The remaining options to purchase 2,400,000 shares granted on April 30, 1996 shall vest at the rate of 200,000 shares per calendar year or portion of a calendar year in excess of 6 months during which the option holder serves as a director, starting with calendar 1996. The vesting date for such options shall be January 1 following the year during which the service was rendered commencing on January 1, 1997. The exercise price of the options fonix  corporation
                         [A Development Stage Company]

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK(Continued)

     granted on the plan adoption date is $4.0625 per share of common stock, which is equal to the closing market price of the Company's common stock on April 30, 1996. None of these options have been exercised.

     On April 30, 1996 the directors approved an employee stock option plan, under which, the aggregate number of shares available for issuance is 900,000 shares. The plan is administered by a committee consisting of two or more disinterested directors of the Company. Employee plan options may be granted to officers, key employees and to other key individuals at the discretion of the plan committee. The term of the plan is 10 years. No options will be granted under this plan after April 30, 2006. As of June 30, 1996 no options had been granted under the employee plan. On July 30, 1996, certain key employees were granted an aggregate of 130,000 stock options under the Company's employee stock option plan. The exercise price for 119,000 of these stock options was $3.66 per share and the exercise prices for the remaining 11,000 stock options that were granted range from $5.06 to $8.50 per share. These options are subject to a three year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised commencing one year from the grant date, and an additional one-third may be exercised each year thereafter until three years from the grant date, at which time all options will be fully vested. These options expire July 30, 2006. None of these options have been exercised.

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

     In April 1995, all of the disinterested directors of the Company approved the issuance of warrants to purchase 3,700,000 shares of common stock to an entity controlled by the majority shareholders of the Company with the right to convert accrued management fees due from the Company to that entity for the purchase of 3,700,000 warrants and the exercise price of the warrants. The warrants were offered in April 1995, purchased on July 31, 1995 fonix  corporation
                         [A Development Stage Company]

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK(Continued)

     for a purchase price of $.033 per warrant and were then exercised on August 11, 1995 at $.35 per share. The related entity controlled by the majority shareholders of the Company canceled invoices for $1,417,100 in management fees due from the Company as consideration for the warrants and the exercise price of the warrants. The exercise price was less than the market price of the Company's common stock because, among other reasons, the shares issued upon exercise of the warrants are restricted shares pursuant to Rule 144 and to assist the Company in relieving debt and preserving limited cash reserves by converting payables to restricted common stock.

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

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS

     The Company recorded the following expenses for services rendered and recorded the following balances which were payable to a company owned by the majority shareholders for the three months ended, and six months ended, June 30, 1996:

                                        Three months ended    Six  months ended
                                            June 30, 1996        June 30 1996
                                           ---------------      --------------
           Expenses:

               Management fees expense      $     50,000         $   200,000
               Rent expense                       10,952              16,952


           Payables:
               Accounts payable             $    339,793          $  339,793

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

NOTE 6 - RESEARCH AND DEVELOPMENT

     On or about October 16, 1993, the Company entered into an agreement with a research and development entity ("R&D Entity"), whereby the R&D Entity is developing certain technology related to the Company's voice-activated computer hardware and software (the "VoiceBox Technology"). The president of the Company is one of seven members of the board of directors of the R&D Entity, and the executive officers and directors of the Company collectively own less than five percent of the common stock of the R&D Entity. Under the terms of the agreement, the Company owns the intellectual property rights, all technology and technology rights that are developed by the entity with respect to the VoiceBox Technology. The Company agreed to provide all funding necessary for the R&D fonix  corporation
                         [A Development Stage Company]

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RESEARCH AND DEVELOPMENT (Continued)

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

NOTE 8 - INCOME TAXES

     The Company's income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At June 30, 1996 the total of all deferred tax assets is approximately $5,400,000 and the total of the deferred tax liabilities is approximately $1,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the fonix  corporation
                         [A Development Stage Company]

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES (Continued)

     tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance of approximately $5,400,000 as of June 30, 1996. The net change in the valuation allowance is approximately $500,000 for the three months ended June 30, 1996 and approximately $2,800,000 for the six months ended June 30, 1996.

     The Company has available at June 30, 1996, unused operating loss carryforwards of approximately $14,500,000, which may be applied against future taxable income and which expire in various years beginning in 2000 through 2010.

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

     On July 30, 1996, an agreement was entered into whereby certain employees were granted an aggregate of 46,000 stock options as signing incentives. Of these 46,000 stock options, 25,000 have an exercise price of $2.97, 11,000 an exercise price of $3.66 and 10,000 have an exercise price of $9.31. These options are exercisable at any time beginning six months after the date of grant and expire July 30, 2006.

     On July 30, 1996, certain key employees were granted an aggregate of 130,000 stock options under the Company's employee stock option plan. The exercise price for 119,000 of these stock options was $3.66 per share and the exercise price for the remaining 11,000 stock options that were granted range from $5.06 to $8.50 per share. These options are subject to a three year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised commencing one year from the grant date, and an additional one-third may be exercised each year thereafter until three years from the grant date, at which time all options will be fully vested. These options expire July 30, 2006.

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

                              fonix  corporation
                         [A Development Stage Company]

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company incurred research and development expenses of $1,090,877 and $483,934 for the three months ended June 30, 1996 and June 30, 1995, respectively. General and administrative expenses were $487,451 and $279,474, respectively, for the periods ended June 30, 1996 and June 30, 1995. Due to these significant research and development and general and administrative expenses, the Company has incurred losses of $1,357,185 and $787,646 for the three months ended June 30, 1996 and June 30, 1995, respectively. At June 30, 1996, the Company had an accumulated deficit of $14,526,671 and stockholders' equity of $9,555,324. The Company anticipates similar losses in the future as it continues the development of its voice recognition technology and expects such losses to continue until such time as a commercially viable product incorporating the Company's technology is completed and significant sales revenues are realized. However, there can be no assurance that the Company will complete a product incorporating its technologies, or that sufficient revenues will be generated from sales of such product to allow the Company to operate profitably.

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

                   PART II--OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

     None.

ITEM 2.CHANGES IN SECURITIES

     None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for the vote of security holders during the period covered by this report.

ITEM 5.OTHER EVENTS

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