Form 10QSB/A
period 1996-09-30
FONIX CORP
filed 1997-04-15
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB/A
                             (Amendment No. 3)

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

                                    ASSETS
                                                      September 30,
                                                           1996
                                                      --------------
Current assets:
     Cash and cash equivalents                        $  24,871,235
     Notes Receivable                                     1,270,000
     Interest receivable                                    142,634
     Prepaid Expenses                                        98,789
                                                      --------------
          Total Current Assets                           26,382,658

Property & Equipment, net of accumulated
     depreciation of $30,943                                534,439

Intangible assets, net of accumulated
     amortization of $2,410                                  31,241
                                                      --------------
                                                      $  26,948,338
                                                      ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                    $  15,843,553
     Accounts payable                                       643,481
     Accrued expenses                                       100,888
     Convertible debenture                                  500,000
                                                      --------------
          Total Current Liabilities                      17,087,922
                                                      --------------
Stockholders' equity:
     Preferred stock                                           -
     Common stock                                             4,157
     Additional paid-in capital                          26,077,838
     Accumulated deficit                                (16,221,579)
                                                      --------------
          Total stockholders' equity                      9,860,416
                                                      --------------
                                                      $  26,948,338
                                                      ==============

     See accompanying notes to condensed consolidated financial statements.

                               fonix corporation
                        [A Development Stage Company]

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 [Unaudited]

                                                                                                                    October 1,
                                               Three months ended                    Nine months ended                 1993
                                                  September 30,                         September 30,             (inception) to
                                          --------------------------------    --------------------------------     September 30,
                                               1996              1995              1996              1995              1996
                                          --------------    --------------    --------------    --------------    --------------
Revenues                                  $        -        $        -        $        -        $        -        $        -
                                          --------------    --------------    --------------    --------------    --------------
Expenses:
   General and administrative                   595,717         2,781,041         1,446,369         3,287,356         7,215,527
   Research and development                   1,226,559           691,055         3,134,097         1,856,529         9,247,084
                                          --------------    --------------    --------------    --------------    --------------
      Total expense                           1,822,276         3,472,096         4,580,466         5,143,885        16,462,611
                                          --------------    --------------    --------------    --------------    --------------
Loss from operations                         (1,822,276)       (3,472,096)       (4,580,466)       (5,143,885)      (16,462,611)
                                          --------------    --------------    --------------    --------------    --------------
Other income (Expenses):
   Interest income                              370,637            49,991           858,946           120,763         1,071,144
   Interest (expense)                          (243,270)          (78,556)         (487,760)         (191,286)         (860,660)
                                          --------------    --------------    --------------    --------------    --------------
      Total Other Income (Expenses)             127,367           (28,565)          371,186           (70,523)          210,484
                                          --------------    --------------    --------------    --------------    --------------
Loss before income taxes and
  extraordinary item                         (1,694,909)       (3,500,661)       (4,209,280)       (5,214,408)      (16,252,127)

Current tax expense                                -                 -                 -                 -                 -

Deferred tax expense                               -                 -                 -                 -                 -
                                          --------------    --------------    --------------    --------------    --------------
Loss before extraordinary item               (1,694,909)       (3,500,661)       (4,209,280)       (5,214,408)      (16,252,127)

Extraordinary income:
   Forgiveness of debt, net of taxes               -                 -                 -                 -               30,548
                                          --------------    --------------    --------------    --------------    --------------
Net Loss                                  $  (1,694,909)    $  (3,500,661)    $  (4,209,280)    $  (5,214,408)    $ (16,221,579)
                                          ==============    ==============    ==============    ==============    ==============
Loss per common share:
   Loss before extraordinary items        $       (0.04)    $       (0.16)    $       (0.12)    $       (0.27)    $       (0.75)
   Extraordinary item                              -                 -                 -                 -                 0.00
                                          --------------    --------------    --------------    --------------    --------------
Loss per common share                     $       (0.04)    $       (0.16)    $       (0.12)    $       (0.27)    $       (0.75)
                                          ==============    ==============    ==============    ==============    ==============
Weighted average shares                      38,842,204        21,580,689        35,434,318        19,638,187        21,528,092
                                          ==============    ==============    ==============    ==============    ==============

     See accompanying notes to condensed consolidated financial statements.

                               fonix corporation
                         [A Development Stage Company]

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents
                                  [Unaudited]

                                                                                                      October 1,
                                                                       Nine months ended                 1993
                                                                        September 30,               (inception) to
                                                                --------------------------------     September 30,
                                                                     1996              1995              1996
                                                                --------------    --------------    --------------
Cash flows from operating activities:
   Net loss                                                     $  (4,209,280)    $  (5,214,407)    $ (16,221,579)
   Adjustments to reconcile net loss
     to net cash used in operations:
        Common stock issued for non-cash                                 -            2,442,900         2,705,650
        Write-off of assets received in acquisition                      -                 -                1,281
        Depreciation and amortization                                  32,135               708            33,353
        Non cash forgiveness of debt income                              -                 -              (30,548)
        Changes in assets and liabilities:
            (Increase) in interest receivable                        (116,409)           (8,509)         (142,633)
            (Increase) in prepaid expense                             (98,789)             -              (98,789)
            Increase (decrease) in accounts payable                   117,427         1,363,274         2,278,750
            Increase (decrease) in accrued expenses                    69,892            59,103           192,806
                                                                --------------    --------------    --------------
        Net cash used in operating activities                      (4,205,024)       (1,356,931)      (11,281,709)
                                                                --------------    --------------    --------------
Cash flows from investing activities:
   Purchase of equipment                                             (516,640)             -             (565,383)
   Investment in intangible assets                                     (9,598)          (24,053)          (33,651)
   Investment in notes receivable                                  (5,400,000)             -           (5,436,894)
   Payment of notes receivable                                      4,166,894              -            4,166,894
                                                                --------------    --------------    --------------
        Net cash used in investing activities                      (1,759,344)          (24,053)       (1,869,034)
                                                                --------------    --------------    --------------
Cash flows from financing activities:
   Proceeds from notes payable                                     10,226,031         2,131,416        18,195,220
   Payment of notes payable                                              -             (514,268)       (1,779,806)
   Proceeds from debenture                                               -                 -              500,000
   Proceeds from issuance of
     common stock                                                  12,759,962         1,186,751        21,106,564
                                                                --------------    --------------    --------------
        Net cash provided by financing activities                  22,985,993         2,803,899        38,021,978
                                                                --------------    --------------    --------------

Net increase in cash and cash equivalents                          17,021,625         1,422,915        24,871,235

Cash and cash equivalents at beginning of period                    7,849,610         2,145,889              -
                                                                --------------    --------------    --------------
Cash and cash equivalents at end of period                      $  24,871,235     $   3,568,804     $  24,871,235
                                                                ==============    ==============    ==============

                                  [Continued]
                               fonix corporation
                         [A Development Stage Company]

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents
                                  [Unaudited]

                                                                                                                October 1,
                                                                                 Nine months ended                 1993
                                                                                  September 30,               (inception) to
                                                                          --------------------------------     September 30,
                                                                               1996              1995              1996
                                                                          --------------    --------------    --------------
Supplemental disclosure of cash flow information:
     Cash paid during the year for:

          Interest paid                                                   $     417,868     $     132,183     $     668,032

          Income taxes paid                                               $        -        $        -        $        -

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

NOTE 8 - INCOME TAXES

     The Company's income taxes are recorded in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes [FASB 109]. FASB 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available operating loss or tax credit carryforwards. At September 30, 1996 the total of all deferred tax assets is approximately $6,000,000 and the total of the deferred tax liabilities is approximately $1,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance of approximately $6,000,000 as of September 30, 1996. The net change in the valuation allowance is approximately $600,000 for the three months ended September 30, 1996 and approximately $3,400,000 for the nine months ended September 30, 1996.

     The Company has available at September 30, 1996, an unused operating loss carryforward of approximately $16,200,000, which may be applied against future taxable income and which expires in various years beginning in 2000 through 2010.

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

NOTE 10 - RESTATEMENT OF FINANCIAL STATEMENTS

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

     The Company incurred research and development expenses of $1,226,559 and $691,055 for the three months ended September 30, 1996 and September 30, 1995, respectively. General and administrative expenses were $595,717 and $2,781,041, respectively, for the three months ended September 30, 1996 and September 30, 1995. Due to these significant research and development and general and administrative expenses, the Company has incurred losses of $1,694,909 and $3,500,661 for the three months ended September 30, 1996 and September 30, 1995, respectively. At September 30, 1996, the Company had an accumulated deficit of $16,221,579 and stockholders' equity of $9,860,416. The Company anticipates similar losses in the future as it continues the development of the Speech Technology and expects such losses to continue until such time as a commercially viable technology is completed and significant revenues are realized. However, there can be no assurance that the Company will complete a commercially viable Speech Technology, or that sufficient revenues will be generated from sales or licenses of such technology to allow the Company to operate profitably.

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

                                                                                    Broker
    Issue/Board Nominee            For         Against(1)      Abstention(1)       Non-Votes
---------------------------    -----------    ------------    --------------     -------------
Approve Employee Plan and      22,895,389          41,892            23,815               0
Director's Plan

Ratify selection of            22,954,566             500             6,296               0
accountants

Stephen M. Studdert            22,960,472

Alan C. Ashton, Ph.D.          22,960,472

Joseph Verner Reed             22,960,372

James B. Hayes                 22,960,372

Thomas A. Murdock              22,960,472


(1) Information provided to the Company by the Company's independent proxy service agency does not distinguish between abstentions and negative votes with respect to votes cast for the election of directors. There were 22,961,362 shares of voting Common Stock represented in person or by proxy at the annual meeting.

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