Form 10KSB
period 1996-12-31
FONIX CORP
filed 1997-04-15
CIK 855585

==============================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-KSB
(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ____________.

Commission file number 0-23862

                               fonix corporation
               (Name of Small Business Issuer in Its Charter)

         Delaware                                               22-2994719
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

                     60 East South Temple Street, Suite 1225
                         Salt Lake City, Utah   84111
            (Address and Zip Code of Principal Executive Offices)

                               (801) 328-0161
               (Issuer's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act:
                                     None

        Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0001 per share

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or Section 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No[ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

     The issuer's revenues for its most recent fiscal year were $0.

     The aggregate market value of the voting stock held by non-affiliates (approximately 16,003,439 shares) computed by reference to the price of the Company's common stock as reported by the NASDAQ Small Cap Market on March 21, 1997 was $136,029,232.

     As of March 21, 1997, the total number of shares of the Company's common stock, par value $.0001 per share, issued and outstanding was
41,726,563.
==============================================================================
                          FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, AND THE COMPANY DESIRES TO TAKE ADVANTAGE OF THE "SAFE HARBOR" PROVISIONS THEREOF. THEREFORE, THE COMPANY IS INCLUDING THIS STATEMENT FOR THE EXPRESS PURPOSE OF AVAILING ITSELF OF THE PROTECTIONS OF SUCH SAFE HARBOR WITH RESPECT TO ALL OF SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED HEREIN, THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," "PROJECTED" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED TO CONSIDER THE SPECIFIC RISK FACTORS DESCRIBED BELOW [SEE ITEM 6. MANAGEMENT'S PLAN OF OPERATION -- FACTORS THAT COULD AFFECT THE COMPANY'S ABILITY TO ACHIEVE ITS OBJECTIVES] AND NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE HEREOF.

                                     PART I

Item 1.Description of Business

     The Company

     fonix(TM) corporation (the "Company" or "fonix") was incorporated under the laws of the State of Delaware on September 12, 1985. On June 4, 1994, the Company and fonix Systems Corporation, a wholly-owned subsidiary of the Company ("Systems"), entered into an Agreement and Plan of Merger with Phonic Technologies, Inc., a Utah corporation ("PTI"), which provided, among other things, for the merger of PTI with and into Systems effective June 17, 1994. Unless the context clearly requires otherwise, the term "Company" as used herein shall include, collectively, fonix corporation and Systems. Before the merger and acquisition of PTI, the Company was an inactive development stage company. Since the merger, the Company has continued the business previously conducted by PTI.

     PTI was incorporated under the laws of the State of Utah in 1993, and until its acquisition by the Company, operated as a private development stage corporation engaged in research and development of automatic speech recognition technologies (such proprietary technologies of the Company, including neural technologies, are referred to in this Report collectively as the "Automatic Speech Recognition Technologies" or "ASRT"). The ASRT, as it has been developed to date, employs a proprietary phonetic speech modeling engine and a linguistic and contextual process based on a proprietary neural network system (artificial intelligence).

     PTI acquired its rights to the ASRT from Synergetics, Inc., a Utah corporation ("Synergetics"), by means of a Product Development and Assignment Agreement between PTI and Synergetics dated as of October 16, 1993 (the "Synergetics Agreement"). The Synergetics Agreement provided, among other things, for Synergetics to assign to the Company or its predecessor all of the then-existing and to-be-developed speech recognition technologies and to continue development of the ASRT under the direction of the Company. In consideration for that assignment, the Company agreed to pay Synergetics a continuing royalty equal to 10% of gross revenues received from the use, marketing and/or sale of the ASRT and any products incorporating it (the "Royalty"), and the Company was obligated to provide financial resources to enable such development to continue. Upon its acquisition of PTI, the Company succeeded to all of PTI's right, title and interest in and to the speech recognition technology (now referred to as the ASRT), including PTI's rights to such technology under the Synergetics Agreement. On March 30, 1995, the Company and Synergetics entered into a Re-Stated Product Development and Assignment Agreement (the "Re-Stated Synergetics Agreement") (the Synergetics Agreement and the Re-Stated Synergetics Agreement are referred to collectively in this Report as the "Synergetics Agreements").
The Re-Stated Synergetics Agreement did not materially change the obligations between the parties as described immediately above.

     On March 13, 1997, the Company reached an agreement in principle with Synergetics to modify the Synergetics Agreements with regard to the
development and assignment of the Company's ASRT.   Until March 13, 1997,
Synergetics had compensated engineers, employees, members of its development team and other financial backers, in part, with the issuance of "Project Shares" granting the holders of such shares the right to share pro rata in future Royalty payments. In addition to issuance of Project Shares, Synergetics had made loans and advances to some members of its project team (collectively, the "Advances") on a non-recourse basis. Repayment of the Advances was secured by future disbursements under the Project Shares.

     Pursuant to a Memorandum of Understanding executed by the Company, Synergetics and the principal shareholder of Synergetics, C. Hal Hansen ("Hansen"), and dated as of March 13, 1997 (the "Modification Agreement"), the parties agreed to modify the Synergetics Agreements as follows:

     1. The rights and obligations of Synergetics under the Synergetics Agreements, including the Royalty, will be assigned to a new wholly-owned subsidiary of the Company ("fonix Acquisition");

     2. fonix Acquisition will also assume the obligations of Synergetics to all holders of Project Shares;

     3. The Company and fonix Acquisition will release Synergetics from any further obligation or duty under the Synergetics Agreements;

     4. In consideration for the assignment of the rights to the Royalty by Synergetics to fonix Acquisition, the Company will issue warrants to Synergetics and the Project Share holders to acquire, in the aggregate, up to 4,800,000 shares of the Company's common stock at an exercise price of $10.00 per share (the "Warrants"). A holder of Project Shares will be entitled to receive Warrants to purchase 800 shares of the Company's common stock for each Project Share held; provided, however, that the number of Warrants to be issued will be reduced by the amount of one Warrant for each $37.50 in Advances;

     5. The Warrants will become exercisable subject to progress made in further development of the ASRT and the first to occur of (i) a minimum daily closing bid price for shares of the Company's common stock of $37.50 for a period of at least 15 consecutive trading days, or (ii) thirty (30) months from the date the Warrants are issued. The exercise date shall be accelerated upon the consummation of certain business combinations or reorganizations, such as a merger, involving the Company. The terms relating to development of the ASRT will be subject to a confidentiality and non-disclosure agreement and covenants;

     6. In consideration of the assumption by fonix Acquisition of the obligations of Synergetics, the release of Synergetics from its further duties under the Synergetics Agreements, and the issuance of the Warrants to Synergetics and holders of Project Shares, the Royalty will be canceled;

     7. All Project Shares tendered in exchange for Warrants will be canceled;

     8. Effective March 13, 1997, the Company employed certain former members of the Synergetics project team as employees of the Company on terms and conditions approximately equivalent to the terms and conditions of their prior employment with Synergetics, but including the right to participate in the Company's employee stock option plans; and

     9. The Company engaged Hal Hansen, the founder and principal stockholder of Synergetics, and/or Synergetics as a consultant to assist with the further development of the ASRT.

     The parties to the Modification Agreement have acknowledged that the consummation of the transactions described above will require, among other things, execution of definitive agreements and compliance with applicable federal and state laws, including securities laws. Those agreements will include standard terms and provisions that are typical of such transactions, including mutual releases and indemnification covenants. Synergetics has other business interests and activities and will continue to conduct its business in the usual course following the closing. If all of the Warrants were immediately exercisable and were fully exercised, the Company would receive cash of $48,000,000 and Synergetics and the former Project Share holders exercising the Warrants would own 4,800,000 shares of the Company's common stock, or approximately 11.5% of the presently issued and outstanding shares of the Company's common stock.

     The Market for Automatic Speech Recognition Technologies

     The Company believes that there is a very substantial market for products incorporating its ASRT. Leading speech recognition industry expert John A. Oberteuffer, Ph.D., recently appointed to the Company's Board of Directors, has projected that the market for speech recognition technologies will be $3 billion by the year 2001. Contributing to the explosive growth of this potential market are factors such as (i) the perceived preference for human speech as the most efficient and convenient form of communication with computer devices; (ii) the increasing use of and dependence on electronic devices for a vast array of commercial, financial, industrial, personal and recreational applications; and (iii) recent advances in hardware and micro processing technology that make possible the development and commercial deployment of speech recognition technologies and applications on a large and affordable scale.

     The Company believes that many industry segments could benefit from the incorporation of its ASRT into existing applications and new applications under development. The Company will focus its initial efforts on deploying the ASRT through third-party licenses and co-development with the computer and telecommunications industries. The Company also intends to expand its scientific research and development focus into the development of new applications requiring the capabilities of the Company's proprietary ASRT. The Company believes, based principally upon forecasts by technology industry analysts, that automatic speech recognition technologies will be the focus of the next generation of computing advances.

     These new technologies are complex and demanding, and are opening new possibilities for partnership and strategic collaboration through appropriate specialization. In this new environment, the Company believes successful, sustainable enterprises will be those that can form and manage such strategic alliances, both within traditional markets and across geographical and cultural borders.

     Technology Overview & Competition

     The Company has completed its core Automatic Speech Recognition Technologies. The ASRT is a major departure from current industry methods and is designed to provide superior speech recognition for both current and potential future applications.

     Traditional speech recognition technology supports major potential applications for business and personal use. Since World War II, such technology has been the subject of research supported by government, academia and private industry. A large number of applications in discrete ("pause-between-each-spoken-word") markets such as telephony services, industrial and professional data input, multi-media personal computing, context specific dictation, and discrete general dictation are presently available as a result
of that ongoing research effort.   All such current traditional applications
are based on similar traditional approaches, including the Hidden Markov Models (AHMMs). However, industry analysts are on record as predicting, and the Company believes, that a number of important potential applications for mass market implementation cannot be realized without new technical methods.

     Speech recognition algorithms in software have been developed and refined over the past ten years. However, the increase in processing speed and memory capacity of personal computers has accounted for much of the improvement in traditional speech recognition systems during that period. This improvement includes vocabulary size and recognition accuracy. More recently, speech recognition systems with vocabulary-specific continuous speech recognition capability have been introduced. Currently available speech recognition systems for personal computers include speech command systems for navigating the Windows(R) interface and inexpensive, discrete word dictation systems offered by Dragon Systems, IBM, and Kurzweil. Recently, vocabulary-specific continuous speech dictation systems also have been introduced by Philips, IBM, and Dragon. In addition, telephony applications with menu choice systems and small vocabulary dialogue systems have been demonstrated by Nuance, Nortel, and others.

     Despite the nominal advances in performance of such presently available systems, there are significant limitations inherent in all of these systems, each of which continue to use traditional approaches generally based on HMMs technology. These traditional approaches have not appreciably advanced since the late 1980's. Such traditional speech recognition systems for personal computers all require close-talking microphones in relatively low noise environments and a formal, discrete speaking style to achieve acceptable accuracy. In so-called continuous dictation systems, significant adaptation to user speech, speaking style, and content area also are required. These traditional systems are generally restricted to speech recognition for a single individual dictating in a quiet environment; presently available telephony-based systems are even more limited in general functionality.

     The present industry standard methodology, the HMMs, is a general template or pattern matching technique using a statistical modeling approach. Massachusetts Institute of Technology researcher, Dr. Victor Zue, has noted that speech-recognition systems based on such technology:

     "utilize little or no specific-speech knowledge, but rely instead primarily on general-purpose pattern-recognition algorithms. While such techniques are adequate for a small class of well-constrained speech recognition problems, their extendibility to multiple speakers, large vocabularies, and/or continuous speech is highly questionable. In fact, even for the applications that these devices are designed to serve, their performance typically falls far short of human performance."

HMMs are presently used in telephony, discrete dictation, and command and control applications. HMMS widely recognized weaknesses are many: (i) it does not meet the needs for mass market implementation, (ii) it has limited input feature types, (iii) it accounts for only limited context, (iv) it has limited ability to generalize acoustic and language structure, (v) it requires training data from the end-user for acceptable performance, (vi) models become extremely large and complex as vocabulary grows, and (vii) there is a lack of hardware parallel processing capability.

     The unique fonix ASRT is a clear and complete departure from the HMMs. The Company's ASRT follows closely those techniques employed by the human auditory system and language understanding centers in the brain. These technologies extract and process more information from the speech signal than HMMs-based solutions. In addition, fonix ASRT uses proprietary neural technologies for speech recognition rather than relying on the HMMs approach.

     By contrast to HMMs technology, the easy recognition of natural, spontaneous speech spoken by one or more individuals in a variety of common environments by means of a conveniently placed microphone provided by the ASRT would allow for the development of important applications. Such applications enhance those currently offered via traditional HMMs technology such as computer interface navigation, data input, text generation, and telephony transactions. But perhaps of even more importance, in the Company's estimation, would be new applications such as the transcription of business meetings and conversations, real-time speech-to-speech language translation, natural dialogues with computers for information access and consumer electronic devices controlled by natural language.

     In addition to providing significant improvements of and enhancement to traditional applications, the Company's proprietary ASRT is targeted at next generation applications which cannot be accomplished merely by incremental evolution of current speech technologies.

     Researchers at the Company have developed what the Company believes to be a fundamentally new approach to the analysis of human speech sounds and the understanding of speech. The core fonix ASRT and underlying scientific discoveries follow closely the techniques employed by the human auditory system and language understanding centers in the human brain. The ASRT uses information in speech sounds perceptible to humans but not discernible by current automatic speech recognition systems. It also employs neural technologies (artificial intelligence techniques) for identifying speech components and word sequences contextually, similar to the way in which scientists believe information is processed by the human brain. As presently developed, the ASRT is comprised of several components including a phonetic sound representation recognition engine, audio signal processing, a feature extraction process, a phoneme estimation process, and a linguistic process consisting of two components, one of which is expert-or rule-based and one of which is based on proprietary neural technologies (artificial intelligence) that are designed to interpret human speech contextually. The Company believes that its ASRT will make possible major new speech recognition applications and significantly improve the performance, utility and convenience of current continuous dictation and other applications. The Company also believes that its ASRT will also be able to take full advantage of projected future increases in computing power. [See "Certain Factors That Could Affect the Company's Ability to Achieve its Objectives"]

     Thus, in the near term, the Company believes that its ASRT will initially offer unique speech processing techniques that will be both complementary and significantly enhancing to currently available speech
recognition systems.   The Company anticipates that it will initially license
its ASRT to third-parties and co-develop the ASRT with research and development groups in government, industry, and academia. In the long term, the Company anticipates that automatic speech recognition systems employing the Company's unique new ASRT will dominate the market and set the industry standard for all automatic speech recognition applications because of its anticipated capacities to overcome the weaknesses of HMMs.

     In addition, the Company expects that certain elements of its ASRT will have industry-leading applications in such other disciplines as artificial intelligence and data compression. (Technologies developed and being developed by the Company which have application and utility in non-speech recognition industries, market segments and disciplines, plus the ASRT, are sometimes collectively referred to in this Report as the "Core Technologies"). Although these plans represent management's belief and expectation based on its current understanding of the market and its experience in the industry, there can be no assurance that actual results will meet these expectations. [See Item 6. Management's Plan of Operation]

     The Company is unaware of any other speech recognition product or technology presently available which could offer the benefits anticipated from the ASRT. Nevertheless, in light of the significant potential market for speech recognition products, the Company expects a high degree of competition for that market, some of which may be from entities having much greater research, development, manufacturing, marketing and distribution resources and experience than the Company.

     Current Operations

     The Company, a development stage company, has no revenue producing operations at this time. The primary business of the Company continues to be scientific research and development with a view to entering into third-party license and co-development relationships for inclusion of the ASRT in products manufactured by such third parties or co-developers. The Company will not produce any revenue until such time as it enters into such third-party license or co-development agreements. The Company has completed its Core Technologies, and anticipates that the earliest date by which the Company could be receiving revenues from license and/or co-developer relationships is within the first half of fiscal 1997. As with all development-stage entities, there can be no assurance that the Company will receive revenues by the date set forth above, nor can there be any assurance that the Company will not experience additional delays in its implementation
schedule.   [See Item 6. Management's Plan of Operation]

     The Company historically has relied primarily on equity financing to fund its scientific research and development and general and administrative requirements, supplemented from time to time by standard commercial financing arrangements and the Company's ongoing cash management program [see below].

     Most of the Company's operating expenses historically have been for scientific research and development, and general corporate operations.
During 1996, the Company relocated the principal physical operations associated with research and development of the ASRT from Provo, Utah, to a larger facility located in Draper, Utah, leased by the Company. [See Item 2. Description of Property] The Company has no present plans to sell or purchase any significant plant or equipment, except in connection with customary operations. With the completion of the Core Technologies, and based upon the value and revenue received from license and/or co-developer agreements anticipated during 1997, the Company would then determine whether it will independently manufacture a product or products incorporating its
Core Technologies for commercial distribution.   If the Company elects to
independently manufacture and market product(s) incorporating the Core Technologies, or based upon the time of receipt of and/or amount of revenue from third-party licensing or co-developer agreements, the Company likely will require significant amounts of additional capital, which capital the Company would expect to procure through equity or debt financing. There can be no assurance that such additional financing will be available when and if required, or that such financing will be available on terms and conditions acceptable to the Company.

     During 1996, the Company depended on third parties for most its ongoing needs, other than scientific research and development with respect to its Core Technologies and the management of the Company. Such services included corporate and shareholder relations and accounting and legal services. In December, 1996, Jeffrey N. Clayton assumed the positions of Vice President/Legal, and Secretary of the Company and, as such, will coordinate much of the Company's ongoing legal services. In March, 1997, and pursuant to the Modification Agreement among the Company, Synergetics and Hansen, the Company employed approximately 55 engineers and other professionals formerly employed by Synergetics. The employment of the former Synergetics employees should not materially increase the Company's costs, since the costs of their prior employment with Synergetics was borne by the Company through the
Synergetics Agreements.   For the foreseeable future the Company intends to
contract for independent audit and consulting services, specialized legal, and some other professional services. Based on market circumstances, third-party licenses, and co-developer relationships, the Company will determine the number of additional employees, if any, required to provide additional engineering and development of Core Technologies, customer support, training, sales, and other administrative services.

     Intellectual Property Protection

     The Company has received formal notice of allowance from the United States Patent and Trademark office for all 36 claims of its initial patent application. The patent is now in the process of being prepared by the Patent and Trademark Office for issuance on June 17, 1997. The patent describes technologies to allow a computer to accurately recognize continuous human speech by any speaker. The technologies described in the patent extract only the essential components of incoming human speech signals and then isolate those components in a manner such that the underlying sound characteristics common to all speakers can be specified and used to accurately identify the phonetic make-up of the speech signals. According to the patent, this permits the technologies to recognize speech utterances by any speaker of a given language, without requiring the user to first "train or enroll" the system with specific voice characteristics. Further, the technologies implement this speaker independent speech recognition ability in substantially "real time," allowing the speaker to speak at normal conversational speeds and without pausing after each word. Finally, the technologies described in the patent utilize various linguistic and contextual processing techniques to translate the identified phonetic sounds into a corresponding word or phrase of any given language.

     The Company regards its Core Technologies as proprietary and has attempted in the past and intends to continue to attempt to protect such technologies with U.S. and foreign patents, copyrights, trade secret laws customary in the technology industry and restrictions on disclosure. There can be no assurance that the Company will be able to take adequate measures to protect its intellectual property rights with respect to the Core Technologies or that they will find commercial acceptance despite the issuance of the patent. The Company could find it necessary to spend substantial sums defending or enforcing its rights to a particular application or use of the Core Technologies or other intellectual property rights. Because of the rapid pace of technological change in its potential markets, the Company believes that legal protection of its proprietary information is of equal and substantial importance to the Company's competitive position with such other factors as product innovation and response to evolving industry standards, technical and cost effective manufacturing expertise, and effective product marketing strategies. Without comprehensive intellectual property protection, it may be possible for unauthorized third parties to commercially exploit the proprietary aspects of the Company's Core Technologies. The Company's policy is to aggressively protect and enforce its intellectual property rights.

     Other  Information

     The original name of the Company was Taris Inc.; the name was changed to Advanced Sensor Industries, Inc., on March 22, 1994, and then to fonix corporation on May 13, 1994.

     The Company presently is unaware of any governmental or regulatory approval that must be obtained before commencing the licensing of the Core Technologies or manufacturing products incorporating its Core Technologies, either by the Company independently or by third-party licensees or co-developers. During the preceding two fiscal years, the Company has spent or incurred expenses of approximately $14,546,242 on the scientific research and development and related administrative and operational activities.

     At December 31, 1996, the Company had 14 full-time employees (including its executive officers); as of March 21, 1997, the Company had 50 full-time employees, 11 part-time employees and various consultants. The Company's scientific research and development employees have expertise in numerous scientific disciplines, including artificial intelligence, neural technology, computer science, linguistics, signal processing, speech pathology, statistics, mathematics modeling and approximation, chemical engineering, and electrical engineering.

Item 2.   Description of Property

     The Company owns no real property. Commencing in October 1996, the Company leased a 25,600 square foot facility in Draper, Utah, from an unaffiliated third party at which it conducts all of its scientific research and development activities. The Company's lease of that facility is for a term of 8 years, with an option to renew for 5 years. The base monthly lease payment for that facility is $25,387. These terms were negotiated through arms-length transactions, and the Company believes that such terms are consistent with prevailing market conditions. The Company presently anticipates that the Draper facility will meet all of the Company's ongoing scientific research and development and, if necessary, manufacturing
requirements for the foreseeable future.   Before November 1996, the Company
conducted its principal scientific research and development activities in Provo, Utah, at premises leased by Synergetics, which lease was personally guaranteed by an executive officer of the Company without compensation or fee. In addition to the Draper facility, the Company presently sub-leases office space at market rates for its corporate headquarters and administrative operations in Salt Lake City, Utah, from Studdert Companies Corp., a Utah corporation ("SCC"). SCC is an international investment management company that is owned and controlled by three individuals who each are executive officers and directors of the Company and who each beneficially owns more than 10% of the Company's common stock. [See Certain Relationships and Related Transactions, and Security Ownership of Certain Beneficial Owners and Management]. The base monthly rental for the sub-leased space during 1996 was $5,500, plus reimbursable direct expenses for the use of telephone, facsimile, photocopy and other business equipment. The three executive officers of the Company have personally guaranteed this lease in favor of SCC's landlord. The Company presently has no plans to relocate its corporate headquarters. The Company believes that it has procured adequate insurance coverage for its operations at both the Draper facility and the Salt Lake City corporate offices.

Item 3.   Legal Proceedings.

     During the fiscal year ended December 31, 1996, the Company was not a party to any material litigation proceeding. On February 10, 1997, an action (the "Palomba Action") was filed in the Delaware Chancery Court for New Castle County by Richard J. Palomba, the owner of approximately 15,000 shares of the Company's common stock, against the Company, six of its directors, and SMD, L.L.C. ("SMD"), a Utah limited liability company indirectly owned and controlled by Stephen M. Studdert, Roger D. Dudley and Thomas A. Murdock, each of whom is an executive officer and director of the Company and beneficially owns more than 10% of the Company's common stock. The complaint alleges that certain of the individual employee director defendants wrongfully caused the Company to engage in a series of loan transactions with K.L.S. Enviro Resources, Inc., a Nevada corporation ("KLSE"), and thereafter appropriated to themselves certain corporate opportunities resulting from such loan transactions. The Complaint further alleges that the non-employee director defendants wrongfully acquiesced in or ratified the conduct of the employee-directors, and that all of the individual defendants breached their fiduciary duties to the Company. The Complaint seeks to compel an accounting for any alleged profits earned by the employee director defendants, equitable relief in the form of an order requiring certain of the employee director defendants to forfeit certain securities of KLSE they allegedly acquired in breach of their fiduciary duties to the Company, monetary damages in an unspecified amount, and costs and legal fees.

     After the Palomba Action was filed, the Company was provided with a copy of the Complaint. Thereafter, though process has never been served on the Company, the Company contacted Mr. Palomba, assessed his concerns and requested that he voluntarily dismiss the Action. Settlement discussions commenced which resulted in an agreement in principle to settle the Palomba Action. Said agreement is subject to approval by the court. When approved, the Palomba Action will be dismissed with prejudice and on the merits. The Company will not pay any amounts to the plaintiff as part of the settlement.

     Regardless of the outcome of settlement negotiations, the Company believes that the claims asserted against the Company in the Palomba Action are entirely without merit, and that the material facts and circumstances surrounding the relationship between the Company and KLSE have been fully disclosed in accordance with applicable laws and regulations. [See "Certain Relationships and Related Party Transactions"]. If and when service of process for the Palomba Action is accomplished, the Company will vigorously defend itself against the claims asserted in the Palomba Action.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to the shareholders of the Company for a vote during the fourth quarter of 1996.

                             PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     Market Information. The Company's common stock is traded on the NASDAQ SmallCap Market, commencing on July 31, 1996 (trading symbol: "FONX"). Prior to being listed on the NASDAQ SmallCap Market, the Company's common stock was quoted on the NASD Electronic Bulletin Board system. The following table shows the range of high and low bid information for the Company's common stock as quoted on the NASDAQ SmallCap Stock Market for the third and fourth quarters of fiscal 1996 and the Electronic Bulletin Board for the first and second quarters of 1996 and all four quarters of fiscal 1995. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


                             Fiscal Year 1996 Fiscal Year 1995
                                 High            Low                 High               Low
      First Quarter            $5.9375         $2.2750            $1.7500             $0.9375
      Second Quarter           12.0625          3.3750             1.1250              0.6875
      Third Quarter             9.6250          5.1250             1.0625              0.6875
      Fourth Quarter            8.5625          5.0000             4.2500              0.9375

     Holders. The approximate number of record holders as of March 21, 1997, of the Company's common stock was 146. This number represents the number of actual record holders as reflected on the records of the Company's stock transfer agent and does not include beneficial owners of shares held in "nominee" or "street" name, as to the number of which the Company has not attempted to speculate.

     Dividends. The Company has not paid cash dividends on its common stock during the preceding two fiscal years. Even assuming that the Company is able to license its ASRT and begin to receive revenues from license and/or co-development agreements, the Company nevertheless does not anticipate declaring a dividend in respect of its common stock in the foreseeable future.

     Recent Sales of Unregistered Securities. During the fiscal year ended December 31, 1996, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"), other than unregistered sales made in reliance on Regulation S under the Act, as follows:

     On October 23, 1995, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Beesmark Investments, L.C. ("Beesmark"), a Utah limited liability company controlled by Alan C. Ashton, who assumed a position on the Company's Board of Directors in connection with the execution of the Securities Purchase Agreement. Beesmark is and was at all relevant times an "accredited investor" as that term is defined in Rule 501 of Regulation D under the Act. Under the Securities Purchase Agreement, Beesmark agreed to invest a total of $6,050,000 in exchange for which the Company agreed to issue, in the aggregate, 11,562,500 shares of common stock and a $500,000 debenture convertible, at Beesmark's option, into up to 166,667 shares of preferred stock (if and when the Company is authorized to issue such preferred stock) or into 166,667 shares of common stock. The Securities Purchase Agreement further provided that Beesmark's cash investment would be payable over approximately one year according to a schedule set forth in the Securities Purchase Agreement. During the fiscal year ended December 31, 1996, as set forth in the Securities Purchase Agreement, the Company issued to Beesmark under the Securities Purchase Agreement a total of 8,218,750 shares of common stock for an aggregate price of $3,945,000. The Company offered and sold the shares covered by the Securities Purchase Agreement without registration under the Act in reliance on Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder. All of the common stock issued to Beesmark under the Securities Purchase Agreement was issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or in compliance with an exemption.

     On April 10, 1996, the Company issued options to purchase 100,000 shares of common stock at the exercise price of $3.24 per share to an unaffiliated entity in exchange for the rendering by that entity of certain consulting services to the Company. The unaffiliated entity qualified as an "accredited investor". This transaction was not registered under the Act in reliance on the exemption from registration in Section 4(2) of the Act, as a transaction not involving any public offering. The purchase options were issued as, and the common stock issuable upon exercise of the purchase option will be issued as, restricted securities and the option agreement was (and any certificates to be issued upon exercise will be) stamped with a restrictive legend to prevent any resale without registration under the Act or in compliance with an exemption.

     On May 6, 1996, the Company sold 169,492 shares of common stock to two accredited investors, as joint tenants, for the aggregate purchase price of $500,000. This transaction was not registered under the Act in reliance on the exemption from registration in Sections 3(b) and 4(2) under the Act and Rules 505 and 506 of Regulation D under the Act. The common stock issued in connection with this transaction was issued as restricted securities and the certificates representing such common stock were stamped with a restrictive legend to prevent any resale without registration under the Act or in compliance with an exemption from such registration requirement.

     In December 1996, the Company issued a total of 60,000 shares of common stock upon the exercise by two individuals of stock options that were issued by the Company in fiscal 1995. The aggregate exercise price for such shares upon exercise of such options was $30,000. These transactions were not registered under the Act in reliance on the exemption from registration in
Section 4(2) of the Act, as transactions not involving any public offering.

Item 6. Management's Plan of Operation

     fonix is a development-stage company engaged in scientific research and development of its Core Technologies. The Company's strategic direction is to deliver through scientific discovery Automatic Speech Recognition Technologies comprised of components which may be licensed in whole or in part. The Company has completed the Core Technologies such that they are available for third-party licensing and co-development. Heretofore, on advice of intellectual property counsel, the Company has not licensed the ASRT to any third party vendor or co-developer pending receipt of formal notice of allowance of its initial patent application. However, having received such notice of allowance, the Company is presently engaged in discussions with such potential licensees and co-developers.

     The Company's primary development objective is to further develop the Core Technologies and enhance the main components of its ASRT.

     The Company's initial marketing direction is to focus on licensing its ASRT to third parties and co-developers. These licenses will be made available to the horizontal computer industry (application software, operating systems, computers and microprocessor chips) and research and development entities worldwide, including academia, government, industry and commercial speech product developers who will want to take advantage of the Company's Core Technologies in their existing products. The Company will sell or license its Core Technologies on terms advantageous to the Company. Run-time product license royalty rates will vary according to applications, sales volumes, and end-user pricing of products using the ASRT. The Company will reserve exclusive rights in some fields of use for the internal development of high value end-user products and applications.

     The Company's scientific research and development activities historically have been conducted by Synergetics pursuant to the Synergetics Agreements. Under that arrangement, Synergetics provided the personnel and facilities, and the Company financed such scientific research and development on an as-required basis. There was no minimum requirement or limit with respect to the amount of funding the Company was obligated to provide to Synergetics under the Synergetics Agreements, and the Company was obligated to use its best efforts in raising all of the necessary funding for the development of the ASRT. The amounts of payments to Synergetics pursuant to the Synergetics Agreements were determined as Synergetics submitted weekly pre-authorized work orders and budgets, which were then reviewed and approved by the Company. All funds paid to Synergetics have been accounted for by the Company as research and development expense. Moreover, under the Synergetics Agreements, the Company, if and when the Company began receiving revenue from sales of the ASRT or products incorporating the ASRT, was obligated to pay the Royalty to Synergetics. Under the Modification Agreement, and further assuming that the definitive agreements relating thereto are executed and the other preconditions to the effectiveness of the Modification Agreement are satisfied, of which there can be no assurance, the Company will no longer have any obligation to pay to Synergetics the Royalty or any percentage of the gross revenue received from entering into licensing and/or co-development agreements or otherwise from the manufacture of products incorporating the ASRT.

     As a development stage company which has not yet licensed its Core Technologies, the Company has not received any revenues from operations. During the fiscal years ended December 31, 1996 and December 31, 1995, the Company incurred research and development expenses of $4,758,012 and $2,704,165 respectively. General and administrative expenses were $3,530,400 and $3,553,665, respectively, for the fiscal years ended December 31, 1996 and December 31, 1995. Due to the lack of revenues and these research and development and general and administrative expenses, the Company has incurred losses from operations of $8,288,412 in 1996 and $6,257,830 in 1995. The Company has not incurred any losses from its cash management program [see below]. At December 31, 1996, the Company had an accumulated deficit of $19,841,807 and stockholders' equity of $6,270,189. The Company anticipates that its investment in ongoing scientific research and development of artificial intelligence and compression/decompression technologies will continue at present or increased levels for at least fiscal 1997.

     Although the Company presently anticipates that it will enter into third party license or co-development agreements for its ASRT by the end of the first half of fiscal 1997, there can be no assurance that the Company will be able to license the ASRT within that time frame. Even assuming that the Company is able to begin licensing the ASRT during the first half of 1997, the Company may not receive revenues from operations until later in 1997. Accordingly, the Company expects to incur significant losses at least through the end of fiscal 1997 and until such time as it is able to enter into substantial licensing and co-development agreements and actually receive substantial revenues from such arrangements.

     During the preceding two fiscal years, the Company's principal source of operating capital has been private and other exempt sales of the Company's
equity securities.   Private and other exempt sales of the Company's
securities resulted in net cash proceeds of $11,888,443 during 1996. Additional equity securities were issued for service related, non-cash consideration of $901,520.

     The Company has an established relationship with a major regional federally insured financial institution pursuant to which the Company has entered into an agreement allowing it to borrow against its own funds on deposit with the institution. As of December 31, 1995, the Company had funds on deposit of $8,000,000, and the Company owed $5,617,522 to the institution. As of December 31, 1996, the Company had funds on deposit of $20,000,000, and the Company owed the institution $16,377,358, which obligation matured on February 3, 1997. The relationship with the institution is re-negotiated quarterly to enhance the earning potential to the Company of that deposit.
On February 3, 1997 the Company and the institution agreed to extend the term of the borrowing relationship for an additional three-month term on comparable competitive terms. The rate of interest paid by the institution for the Company's funds on deposit at the institution and the interest rate paid to the Company by the institution was a net difference of 1% for 1996. Interest income and expense is payable monthly and the principal amount is payable in full at maturity.

     During 1996, and as a result of sales of the Company's equity securities, the Company accumulated substantial cash resources with which to fund its ongoing scientific research and development activities and corporate operations. In an effort to prudently manage and maximize yields on a portion of its cash resources until such time as they are required for operations, the Company commenced a program, using a limited portion of its cash resources, of making short-term loans to other entities, at above market interest rates. Pursuant to this cash management program, the Company extended several loans to other entities during 1996 at interest rates ranging from 12% to 18%, plus payment of loan origination fees. During 1996, the Company collected interest from said loans in the aggregate amount of $160,877 and aggregate loan origination fees in the amount of $110,700.

     Presently, as a result of the Company's private and other exempt sales of equity securities during 1996, the Company anticipates that it will be able to satisfy its cash requirements during the next twelve months. Nevertheless, the scientific research and development, corporate operations and marketing expenses will continue to require large amounts of capital. Because the Company presently has no revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements until such time as the Company is able to enter into acceptable third party licensing or co-development arrangements such that it will be able to finance ongoing
operations out of license,  royalty and sales revenue.   There can be no
assurance that the Company will be able to enter into acceptable third party licensing or co-development agreements. Furthermore, the issuance of equity securities or other securities which are or may become convertible to the equity securities of the Company in connection with such financing would result in immediate and, most likely, substantial dilution to the shareholders of the Company.

     In connection with the Modification Agreement, 55 employees of Synergetics became full-time or part-time employees of the Company. Taking account of these employees, the Company presently employs 61 persons and has a need for approximately 15 additional scientific professionals and 10 additional technology asset managers.

     The Company has no plans to purchase any new plants or expand beyond any existing facility.

     Certain Factors That Could Affect the Company's Ability to Achieve Its Objectives. Notwithstanding the Company's efforts and planning, any one or more of several factors could delay, obstruct or otherwise hinder the Company's ability to execute its plan of operation or cause actual results of such operations to materially differ from expected or anticipated results including, without limitation, those which are expressed in forward-looking statements contained in this Report. Included among such factors could be the following:

     Development Stage of ASRT. While the Company generally is pleased with the progress made to date with respect to the research and development of its ASRT, the Company presently has no commercial "shrink wrapped" product incorporating its ASRT and has not yet entered into revenue-generating third party licensing or co-development contracts. Moreover, the Company has no present plans to manufacture such a "shrink-wrapped" product. There can be no assurance that the Company will ever be able to license its ASRT such that the ASRT or products based thereon will be commercially viable.

     Unproven Market; Risks of New Technology. The Company believes that there is a market for products incorporating speaker-independent, natural language, continuous speech recognition technology with vocabulary contextually sufficient to be useful for general purpose consumer, commercial and industrial use, and capable of operating in real time with acceptable levels of accuracy. Nevertheless, the Company is subject to all of the risks inherent in developing and marketing a new product with new technology, together with the risks associated with market acceptance of such technology, technological obsolescence, inappropriate intellectual property appropriation and inadequate funding to commence and/or sustain operations. The Company's ASRT is new and represents a significant departure from technologies which have already found a degree of acceptance in the marketplace. There can be no assurance that the Company's ASRT will receive similar acceptance. Even if the ASRT is licensed and products incorporating such technology are manufactured and marketed, the occurrence of warranty or product liability, or retraction of market acceptance due to product failure, excess product returns or failure of the products to meet market expectations could prevent the Company from achieving or sustaining profitable operations.

     Competition and Technological Change. The computer hardware and software industries and into which the ASRT would be incorporated are highly competitive. Several companies already manufacture and market computer speech recognition products against which products incorporating the ASRT will compete. Some, if not all, of those companies have greater experience in manufacturing and marketing speech recognition products, and many have far greater financial and other resources than the Company and/or its potential licensees and co-developers, as well as broader name-recognition, more-established technology reputations, and mature distribution channels for their products. Additionally, as the market for automatic speech recognition expands and matures, the Company expects many more entrants into this already competitive arena. Computer technologies historically have changed and evolved at a rapid pace. Consequently, there can be no assurance that the Company will be able to keep pace with such rapid evolution in the industry. There can be no assurance that the distinguishing characteristics of the ASRT as completed and/or as may be enhanced in the future, and any products employing such technology will be sufficient to allow the Company to successfully compete in the marketplace.

     Ongoing Losses; Accumulated Deficit. Since commencing its business of developing its ASRT, the Company has had no revenues from operations. During each of the preceding three fiscal years, the Company has sustained ongoing losses associated with its research and development costs. As of December 31, 1996, the Company had an accumulated deficit of $19,841,807. Additional losses will be incurred in the future until such time as the Company is able to complete licensing or co-development arrangements with third parties.

     Need for Additional Financing. The Company has spent, and will continue to spend, substantial amounts of money in connection with the research and development of its ASRT. During the year ended December 31, 1996, the Company incurred total research and development expenses in the amount of $4,758,012. It is not presently possible for the Company to predict whether its present cash resources will be sufficient to enable the Company to complete the development of its ASRT. In the event that substantial amounts of additional financing are required, the Company does not believe it will be able to obtain such financing from traditional commercial lenders. Moreover, if additional funding is necessary, the Company likely will have to conduct additional sales of its equity securities. There can be no assurance that such additional equity financing will be available if and when, and in the amounts required, by the Company. Moreover, even if such financing is available if and when required, there can be no assurance that such financing will be obtained on terms that are favorable to the Company, and substantial and immediate dilution to existing shareholders likely would result.

     Controlling Interest of Related Parties. Thomas A. Murdock, a director, executive officer and founding shareholder of the Company is the trustee of a voting trust into which is deposited a majority of the Company's issued and outstanding common stock which effectively gives Mr. Murdock control of the Company. The Company believes that it will be controlled by its founding shareholders for the foreseeable future.

     Lack of Diversification of the Company's Business. The Company is not engaged in and does not intend to engage in any business other than the further development and marketing of its Core Technologies.

     Intellectual Property Protection. The Company has received formal notice of allowance from the United States Patent and Trademark Office for all 36 claims of its initial patent application. The patent is now in the process of being prepared by the Patent and Trademark Office for issuance. When a patent for such technology subsequently issues, as is anticipated on June 17, 1997, the Company will own such patent pursuant to the Synergetics Agreements. However, there can be no assurance that such patent, when issued, would be incontestable to a user with prior rights. The Company is unaware of any facts or circumstances suggesting that the ASRT or the Company's anticipated use thereof infringes or will infringe any third party intellectual property rights. Regardless of the foregoing, there can be no assurance that the ASRT will not infringe upon third party intellectual property rights, nor can there be any assurance that a third party will not assert that the Company has infringed its intellectual property rights, in which case the Company could be involved in protracted and costly litigation which could seriously impede the Company's development or otherwise adversely affect its operations. Additionally, attempts may be made to copy or reverse engineer aspects of the ASRT, or to obtain, use or exploit information or methods which the Company deems proprietary. Policing the use of the Core Technologies and perhaps infringing technology is difficult and expensive. Litigation or other action may be necessary in the future to protect the Company's proprietary rights and to determine the validity and scope of the proprietary rights of others. Such litigation or proceedings could result in substantial costs and diversions of resources and management's attention, and could have a material adverse impact upon the Company's business, operating results and financial condition.

     Dependence on Key Personnel. The Company is dependent on the knowledge, skill and expertise of several key scientific employees and consultants, including but not limited to C. Hal Hansen, Dale Lynn Shepherd,
R. Brian Moncur, and Tony R. Martinez, and its executive officers, Messrs. Studdert, Murdock and Dudley. The loss of any of such personnel could materially and adversely affect the Company's future business efforts. Moreover, although the Company has taken reasonable steps to protect its intellectual property rights, if one or more of the Company's key scientific employees or consultants resigns from the Company to join a competitor, the loss of such personnel and the employment of such personnel by a competitor could have a material adverse effect on the Company. In the event of loss of any of the Company's key employees or consultants, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its proprietary technology by such former employees or consultants, although the Company's employees and consultants have entered into confidentiality agreements with the Company. The Company does not presently have any key man life insurance on any of its employees.

Item 7.  Financial Statements

     Financial statements, with the report of the Company's auditors, Deloitte & Touche LLP, follow immediately and are listed in Item 13 of Part IV of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On February 9, 1995, the Company engaged the Salt Lake City certified public accounting firm of Peterson, Siler & Stevenson to provide outside accounting and auditing services for the Company relating to the 1994 audit. There were no disagreements between the Company and its previous accounting firm. Peterson, Siler & Stevenson subsequently changed its name to Pritchett, Siler & Hardy, P.C., and that firm continued as the Company's independent accountant until March 24, 1997.

     On March 24, 1997, the Company engaged the international certified public accounting firm of Deloitte & Touche LLP as its independent public accountant. There were no disagreements between the Company and Pritchett, Siler & Hardy. That firm did, however, include in its Independent Auditors' Report for the 1995 fiscal year the statement that "the Company is still in the development stage and has suffered recurring losses which raise substantial doubt about its ability to continue as a going concern." The inclusion of this statement, as is common for development stage companies, was unrelated to the Company's decision to change its independent accountants, and the Company expects Deloitte & Touche LLP to include a similar going concern caveat in future accountant's reports. The Company's decision to change auditors was approved by the Company's Board of Directors. Deloitte & Touche LLP has conducted the 1996 audit.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The following table sets forth certain information concerning the executive officers and directors of the Company as of March 21, 1997:

               Name                  Age                Position

        Stephen M. Studdert          48                   Chairman/ CEO
        Alan C. Ashton, Ph.D.        54                        Director
        Joseph Verner Reed           59                        Director
        James B. Hayes               58                        Director
        Rick D. Nydegger             48                        Director
        John A. Oberteuffer, Ph.D.   56                        Director
        Thomas A. Murdock            53       Director, President/Chief
                                                      Operating Officer
        Roger D. Dudley              44        Director, Executive Vice
                                             President, Chief Financial
                                                  Officer and Treasurer

     All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been elected and qualified. The officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

     Stephen M. Studdert, Chairman, Chief Executive Officer. Mr. Studdert has been Chairman and founder of the Company since the merger of PTI and the Company in June 1994, and has been the Company's Chief Executive Officer since May 1996. He also is the Chairman of the Board of Directors of KLSE, a company with a class of securities registered under Section 12(g) of the Exchange Act. From 1992 until the present date, Mr. Studdert has been Chairman of SCC. He served as a White House advisor to U.S. Presidents Bush, Reagan and Ford. Mr. Studdert has served as a member of the President's Export Council and the Foreign Trade Practices Subcommittee, and he is a director and former chairman of the Federal Home Loan Bank of Seattle.

     Alan C. Ashton, Ph.D., Director. Dr. Ashton has served on the Company's Board of Directors since October 23, 1995. He conducted research and taught computer science for more than 16 years before launching his own word-processing computer software company, WordPerfect Corporation. WordPerfect employed more than 4,000 employees worldwide and realized annual revenues of more than $700 million. He served as a director and executive officer of WordPerfect for more than five years prior to the acquisition of WordPerfect by Novell, Inc., the Orem, Utah-based producer of network software applications, on June 24, 1994. Thereafter, and until November 30, 1996, Dr. Ashton served on the board of directors of Novell, Inc. He presently serves on the board of directors of Geneva Steel and SkyMall, Inc. Novell, Geneva Steel and SkyMall each have a class of securities registered
under Section 12 of the Exchange Act.   Dr. Ashton also currently serves on
the governing board of Utah Valley State College.

     Joseph Verner Reed, Director. Ambassador Reed has served as a director of the Company since June 1994. He was Under Secretary General of and held other posts with the United Nations in New York until his retirement from that post effective January 31, 1997. Following a career as a senior advisor to the Chairman of the Chase Manhattan Bank, Ambassador Reed became United States Ambassador to Morocco. He subsequently served as United States Ambassador to the United Nations and Chief of Protocol of the United States. He holds honorary doctorates from several universities. Since December 31, 1996, Ambassador Reed also has served as a director of KLSE, a company with a class of securities registered pursuant to Section 12(g) of the Exchange Act.

     James B. Hayes, Director.  Mr. Hayes is the former Publisher of
FORTUNE, one of America's most prestigious business publications, and a former Vice President of Time, Inc. He joined Time, Inc. in 1959 and held various positions including Publisher of Discover. In July 1995, he was appointed President and Chief Executive Officer of Junior Achievement, Inc., a position he continues to occupy. He was one of 15 U.S. business executives selected for a Presidential Mission to the former Soviet Union to discuss business development and economic cooperation. He presently is Chairman of Moorehouse School of Medicine. Mr. Hayes has served on the Company's Board of Directors since June 1994.

     Rick D. Nydegger, Director. Mr. Nydegger is a patent and trademark attorney. Mr. Nydegger was a founder and, during the past five years, he has been a shareholder and director of the law firm Workman, Nydegger & Seeley in Salt Lake City, Utah, a firm specializing in patent, trademark, copyright, trade secret, unfair competition, licensing and intellectual property matters. Mr. Nydegger received his law degree from the J. Reuben Clark Law School (cum laude, 1974) in Provo, Utah. He has published numerous articles in trade journals and law reviews on the subject of computer law and intellectual property. Mr. Nydegger is registered to practice before the U.S. Patent and Trademark Office and has been admitted to practice before the U.S. Court of Appeals in the Federal Circuit and the Fifth and Tenth Circuits, as well as the U.S. Supreme Court. Mr. Nydegger has been a member of the Company's Board of Directors since December 1996. He also joined the Board of Directors of KLSE in December 1996.

     John A. Oberteuffer, Ph.D. Director. Dr. Oberteuffer is founder and president of Voice Information Associates, Inc. ("VIA"). VIA is a consulting group providing strategic technical, market evaluation, product development and corporate information to the automatic speech recognition industry. In addition, VIA publishes the monthly newsletter, ASRNews. He is also executive director of the American Voice Input/Output Society ("AVIOS"). Dr. Oberteuffer was formerly vice president, personal computer systems, of Voice Processing Corp. (now merged with Voice Control Systems, Inc.). He was also founder and CEO of Iris Graphics, which was acquired by Seitex Corp. Dr. Oberteuffer received his bachelor's and master's degrees from Williams College, and his Ph.D. in Physics from Northwestern University, and was a member of the research staff at MIT for five years.

     Thomas A. Murdock, President, Chief Operating Officer and Director.
Mr. Murdock was a founder and has served as an executive officer and member of the Company's Board of Directors since June 1994. Mr. Murdock has also served as President of SCC since 1992 and Assistant to the Chairman and Director of Synergetics. For much of his career, Mr. Murdock has been a commercial banker and a senior corporate executive with significant international emphasis and experience. Mr. Murdock also serves as a director of KLSE, a company with a class of securities registered under Section 12(g) of the Exchange Act.

     Roger D. Dudley, Executive Vice President, Chief Financial Officer and Director. Mr. Dudley was a founder and has served as an executive officer and member of the Company's Board of Directors since June 1994. Mr. Dudley is also executive vice president of SCC, a position he has held since 1993. After several years at IBM in marketing and sales, he began his career in the investment banking and asset management industry. He has extensive experience in real estate asset management and in project development. He also serves as Executive Vice President of an international investment fund, and has managed assets in excess of $200 million. He also serves as a director of KLSE, a company with a class of securities registered under
Section 12(g) of the Exchange Act.

     In addition to the officers and directors identified above, the Company expects the following individuals (listed in alphabetical order) to make significant contributions to the Company's business.

     David S. Harkness. Mr. Harkness, 32, is the Company's Vice President of Technology Assets & Business Development. Mr. Harkness jointed the Company in March 1996. He came to the Company from Novell, Inc. and WordPerfect Corporation, where he was a product marketing director for Novell's business applications division. Prior to occupying that position, Mr. Harkness held several different sales positions at both Novell and WordPerfect commencing in 1991. He has led world-wide marketing initiatives through design specifications, competitive analysis, and product roll-out planning for various product releases.

     Carl Hal Hansen. Mr. Hansen, 47, is Senior Project Engineer for the Company's ASRT, and Chairman and CEO of Synergetics. Mr. Hansen holds a degree in Electronics from the Utah Trade Technical Institute of Provo, Utah. For approximately fourteen years, Mr. Hansen was employed by Signetics, Inc. in various capacities, including Test Equipment Engineer, Characterization Engineer, Product Engineer, and as an Electronic Specialist. He was involved in the design, fabrication and release of layout design for PC boards and interfaces. In 1991, Mr. Hansen founded Synergetics, where he continues to have direct leadership with respect to new product development and engineering. Since March 13, 1997, he has been a full-time consultant to the Company.

     Dale Lynn Shepherd. Mr. Shepherd, 38, was employed by Synergetics from 1992 to March 13, 1997, when he became a full-time employee of the Company. He graduated from Brigham Young University with a Bachelor of Science Degree in Electrical Engineering. He also received a Masters of Business Administration from B.Y.U. Before his employment with Synergetics, Mr. Shepherd was employed with Mentorgraphics where he acted as a software systems architect in automatic semiconductor design. Before Mentorgraphics, Mr. Shepherd worked on a contract basis with Signetics, Inc.

     R. Brian Moncur. Mr. Moncur, 38, was employed by Synergetics from 1992 to March 13, 1997, when he became a full-time employee of the Company. He graduated from Brigham Young University with a Bachelor of Science degree in chemical engineering. Before his employment with Synergetics, Mr. Moncur was employed by Signetics, Inc. and Mentorgraphics, where he was a Senior Process Engineer and Software Development Engineer.

     Tony R. Martinez. Dr. Martinez, 38, is senior consulting scientist for the Company's neural network development. He received his Ph.D. in computer science at UCLA in 1986. He is an associate professor of Computer Science at Brigham Young University and currently heads up the Neural Network and Machine Learning Laboratory in the BYU Ph.D./MS program. His main research is in neural networks, machine learning, ASOCS, connectionist systems, massively parallel algorithms and architectures, and non von Neuman computing methods. He is associate editor of the Journal of Artificial Neural Networks.

     None of the officers or directors of the Company are related to any other officer or director of the Company.

     Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on its review of the copies of such forms furnished to the Company during the fiscal year ended December 31, 1996, the Company is aware of the following untimely filings: (i) a Form 4 reflecting a trade during February 1996 by Mr. Murdock's adult son who then shared his household and disclaiming beneficial ownership as to such shares was filed by Mr. Murdock in April 1996; and (ii) Forms 5 reflecting the grant in April 1996 of certain stock options exempt from the short-swing liability provisions of
Section 16(b) of the Exchange Act by virtue of SEC Rule 16b-3 were filed by all of the Company's directors but Mr. Nydegger (who received no such options and was not therefore required to file a Form 5) in April 1997. Other than as disclosed immediately above, the Company believes that during its 1996 fiscal year all Section 16(a) filings required of its officers, directors and greater than ten-percent beneficial owners were timely made.

Item 10.  Executive Compensation.

     Executive Compensation. Between June 1994 when the Company merged with PTI and April 1996, the Company did not pay or award any compensation in any form directly to the Company's chief executive officer or any other executive officer. During that period, however, the Company had a management services contract with SCC, an entity owned and controlled by Messrs. Studdert, Murdock and Dudley. Accordingly, during the period that the management services contract between the Company and SCC was in effect, the Company's executive officers were compensated by SCC, in part, from funds paid by the Company pursuant to the management contract. [See Item 12. Certain Relationships and Related Transactions.] In April 1996, the Company and SCC agreed to modify their contractual arrangement respecting the management services contract. From and after that time, SCC continued to provide certain management services such as payroll and human resources assistance, and SCC continued to be reimbursed for actual expenses incurred on behalf of the Company. Moreover, after the management services contract was modified, the Company's executive officers began to be compensated directly by the Company, which compensation was as follows:

                               Summary Compensation Table

                                           Annual                      Long Term
                                        Compensation              Compensation Awards
                                ------------------------------  --------------------------
   Name and                                                        Securities Underlying
Principal Position     Year     Salary                                  Options (#)(1)
------------------     ----     ---------                       --------------------------

Stephen M. Studdert    1994     --                              --
CEO (4/96-Present)     1995     --                              --
                       1996     $131,539                        800,000

Thomas A. Murdock      1994     --                              --
CEO (6/94 to 4/96)     1995     --                              --
President, COO         1996     $131,539                        800,000

Roger D. Dudley        1994     --                              --
Exec. V.P./CFO         1995     --                              --
                       1996     $131,539                        800,000

---------------------


     (1) All options granted to named executive officers during fiscal 1996 were granted under the Company's 1996 Director's Stock Option Plan as compensation for their service on the Company's Board of Directors [See Director Compensation, below].

                               OPTION GRANTS IN LAST FISCAL YEAR

                        Number of Securities     % of Total Options
                        Underlying               Granted to Employees     Exercise     Expiration
Name                    Options Granted          in Fiscal Year           Price        Date
--------------------    --------------------     --------------------     ---------    -----------
Stephen M. Studdert     800,000(1)(2)            $4.063                   4/30/2006

Thomas A. Murdock       800,000(1)(2)             4.063                   4/30/2006

Roger D. Dudley         800,000(1)(2)             4.063                   4/30/2006
---------------------


     (1) Of the total number of options granted, 400,000 became exercisable six months after the grant date of April 30, 1996 (or October 30, 1996), 200,000 vest on January 1, 1997, and 200,000 vest on January 1, 1998, assuming that the grantee of such options continues serving as one of the Company's directors for at least six months during fiscal 1997.

     (2) All options granted to the named executive officers during fiscal 1996 were granted under the Company's 1996 Director's Stock Option Plan for their service as members of the Company's Board of Directors. [See Director Compensation, below] Options to purchase a total of 226,000 shares of the Company's common stock were granted to various employees of the Company during fiscal 1996 under the Company's Long-Term Stock Investment and Incentive Plan for employees. Adding the options granted to the named executive officers under the Company's Directors' Plan to the number of options issued under the employees' plan, the Company granted options to purchase a total of 2,626,000 shares of common stock during fiscal 1996. Of that amount, each of the named executive officers received approximately 30% of the total number of options issued to the Company's employees (including the named executive officers in their capacities as directors).

                         FISCAL YEAR-END OPTION VALUES(1)

                              Number of Securities        Value of Unexercised
                              Underlying Unexercised      In-the-Money Options
                              Options at FY-End(#)        at FY-End ($)(2)
                              Exercisable/                Exercisable/
Name                          Unexercisable               Unexercisable
-------------------------     -----------------------     --------------------
Stephen M. Studdert           400,000/                    $2,349,800/
                              400,000                      2,349,800

Thomas A. Murdock             400,000/                     2,349,800/
                              400,000                      2,349,800

Roger D. Dudley               400,000/                     2,349,800/
                              400,000                      2,349,800

--------------------------

     (1) All options included in table were granted to the named executive officers under the Company's 1996 Director's Stock Option Plan [See Director Compensation, below].

     (2) Value calculations based on $5.8745 per share (the per share closing market price on December 31, 1996 of $8.9375 less the $4.063 per share exercise price for the options).

     Director Compensation. Prior to April 1996, the Company's directors received no compensation for their service as such, although the Company historically has reimbursed its directors for actual expenses incurred in traveling to and participating in director's meetings, and the Company intends to continue that policy for the foreseeable future. On April 30, 1996, the Company's board of directors adopted, and the Company's shareholders subsequently approved, the Company's 1996 Directors Stock Option Plan (the "Directors Plan"). Under the Directors Plan, members of the board are to receive options to purchase 200,000 shares of the Company's common stock for each year (or any portion thereof consisting of at least six months) during which such persons have served on the board for each of fiscal
years 1994, 1995, 1996 and 1997.   Such options have terms of 10 years.
Under the Directors Plan, during the fiscal year ended December 31, 1996, the Company granted stock options to members of the board as follows:


                  STOCK OPTIONS GRANTED TO DIRECTORS DURING FISCAL YEAR

                              Shares          Date         Exercise          Shares Vested
Name                          Granted (#)     Granted      Price Per Share   at FY-End(1)
------------------------      -------------   ----------   ---------------   ------------------

Stephen M. Studdert           800,000         4/30/96      $4.063            400,000

Alan C. Ashton                400,000         4/30/96       4.063            -

Joseph Verner Reed            800,000         4/30/96       4.063            400,000

James B. Hayes                800,000         4/30/96       4.063            400,000

Thomas A. Murdock             800,000         4/30/96       4.063            400,000

Roger D. Dudley               800,000         4/30/96       4.063            400,000

--------------------------

     (1) All directors' stock options vested as of December 31, 1996, were in-the-money, but none of such options have been exercised as of the date of this Report.

     Employment Contracts. The Company presently has executive employment agreements with each of its executive officers, Messrs. Studdert, Murdock and Dudley. The material terms of each executive employment agreement with each executive officer are identical and are as follows: The term of each employment contract is from November 1, 1996 through December 31, 2001. Annual base compensation for each executive for the first three years of such term is $250,000 from November 1, 1996 through December 31, 1996; $325,000 from January 1, 1997 through December 31, 1997; and $425,000 from January 1, 1998 through December 31, 1999. The annual base compensation for the final two years of the employment agreement is $550,000 from January 1, 2000 through December 31, 2000; and $750,000 from January 1, 2001 through December 31, 2001. However, for these final two contract years, annual base compensation and the performance-based incentive compensation will be subject to review by the Company's Board of Directors based upon either or both of the market price of the Company's common stock and profits derived by the
Company from annual revenues from operations.   In addition, each executive
officer is entitled to annual performance-based incentive compensation payable on or before December 31 of each calendar year during the contract term. During the first three years of the contract term, the performance-based incentive compensation is determined with relation to the market price of the Company's common stock, adjusted for stock dividends and splits. If the price of the Company's common stock maintains an average price equal to or greater than the level set forth below over a period of any three consecutive months during the calendar year, the performance-based incentive compensation will be paid in the corresponding percentage amount of annual base salary for each year as follows:

     Quarterly Average Stock Price                Percentage Bonus

              $10.00                                     30%
              $12.50                                     35%
              $15.00                                     40%
              $20.00                                     45%
              $25.00+                                    50%

     Each such executive officer also is entitled to customary insurance benefits, office and support staff and the use of an automobile. In addition, if any executive is terminated without cause during the contract term then all salary then and thereafter due and owing under the executive employment agreement shall, at the executive's option, be immediately paid in a lump sum payment to the executive officer and all stock options, warrants and other similar rights granted by the Company and then vested or earned shall be immediately granted to the executive officer without restriction or limitation of any kind. Further, each executive officer is entitled to receive one-time cash compensation on or after March 15, 1997 in an amount sufficient for each executive officer to pay all personal state and federal income taxes on his 1/3 portion of 3.7 million shares purchased by SCC on August 11, 1995 and to pay all personal state and federal income taxes on said compensation amount. No compensation has been paid by the Company to any executive officer pursuant to this provision to date, but at December 31, 1996, the Company established a reserve of $1,350,000 against this obligation to all such executives.

     Each executive employment agreement contains a non-disclosure, confidentiality, non-solicitation and non-competition clause. Under the terms of the non-competition clause, each executive has agreed that for a period of one year after the termination of his employment with the Company that the executive not engage in any capacity in a business which competes with or may compete with the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 21, 1997, the number of shares of common stock of the Company beneficially owned by all persons known to be holders of more than five percent (5%) of the Company's voting securities and by the Executive Officers and Directors of the Company:



                                     Number of
Name and Address of 5%               Shares
Beneficial Owners,                   Beneficially            Percent of
Executive Officers and Directors     Owned                   Class(1)
--------------------------------     -------------------     --------------

Thomas A. Murdock                    26,277,198(2)           62.8%
President, COO and Director
60 East South Temple Street,
Suite 1225
Salt Lake City, Utah  84111

Alan C. Ashton, Director             11,929,167(3)(4)        28.3
c/o Beesmark Investments, L.C.
261 East 1200 South
Orem, Utah  84097

Beesmark Investments, L.C.           11,729,167(4)           28.0
5% Beneficial Owner
261 East 1200 South
Orem, Utah  84097

Roger D. Dudley, Executive            7,779,596(5)           18.4
Vice President
Chief Financial Officer, Director
60 East South Temple Street,
Suite 1225
Salt Lake City, Utah  84111

Stephen M. Studdert,                  7,779,296(6)           18.4
Chairman of the Board
Chief Executive Officer
60 East South Temple Street,
Suite 1225
Salt Lake City, Utah  84111

Studdert Companies Corp.              3,700,000(7)            8.9
5% Beneficial Owner
60 East South Temple Street,
Suite 1225
Salt Lake City, Utah  84111

Joseph Verner Reed, Director            620,000(8)            1.5
73 Sterling Road
Greenwich, Connecticut 06831

James B. Hayes, Director                620,000(8)            1.5
One Education Way
Colorado Springs, Colorado 80906

Rick D. Nydegger, Director                   --(9)             --
10217 North Oak Creek Lane
Highland, Utah 84003

John A. Oberteuffer, Ph.D.                   --                --
Voice Information Associates, Inc.
14 Glen Road South
Lexington, Massachusetts 02173

Officers and Directors as a Group     9,089,588           64.5%
 (8 persons)

---------------------------------

      (1) Percentages rounded to nearest 1/10th of one percent. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of the Company's common stock listed for each such person in the table.

      (2) Includes 25,657,749 shares of common stock deposited in a voting trust (the "Voting Trust") as to which Mr. Murdock is the sole trustee. Persons who have deposited their shares of the Company's common stock into the Voting Trust have dividend and liquidation rights in proportion to the number of shares of the Company's common stock they have deposited in the Voting Trust, but have no voting rights with respect to such shares. All voting rights associated with the shares deposited into the Voting Trust are exercisable solely and exclusively by the Trustee of the Voting Trust. The Voting Trust expires, unless extended according to its terms, on the earlier of September 30, 1999 or any of the following events: (i) the Trustee terminates it; (ii) the participating shareholders unanimously terminate it; or (iii) the Company is dissolved or liquidated. Although as the sole trustee of the Voting Trust Mr. Murdock exercises the voting rights of all of the shares deposited into the Voting Trust, and accordingly has listed all shares in the Table above, he has no economic or pecuniary interest in any of the shares deposited into the Voting Trust except 3,465,083 shares as to which he directly owns the economic interests, and 3,700,000 shares the economic rights as to which are owned by SCC, of which Mr. Murdock is a 1/3 equity owner. Also includes 2,813 shares owned directly by Mr. Murdock, 5,236 shares owned by members of Mr. Murdock's immediate family, 11,400 shares owned by SMD, an entity 1/3 owned and controlled by Mr. Murdock, and 600,000 shares of common stock underlying presently exercisable stock options.

      (3) Includes all common stock beneficially owned by Beesmark Investments, L.C. ("Beesmark") but only to the extent that Dr. Ashton is one of two managers of Beesmark, and, as such, is deemed to share investment power with respect to shares beneficially owned by Beesmark. Also includes 200,000 shares of common stock underlying stock options presently exercisable by Dr. Ashton.

      (4) Beesmark's beneficial ownership includes 166,667 shares of common stock presently issuable upon the conversion of a $500,000 Series A Convertible Subordinated Debenture (the "Debenture") or, alternatively, upon the conversion of any Series A Convertible Preferred Stock into which the balance of the Debenture is convertible, assuming the issuance of such preferred stock will be approved by the Company's shareholders at the next annual meeting of shareholders. All shares are deposited into the Voting Trust. The managers of Beesmark are Alan C. Ashton and Karen Ashton. As managers of Beesmark, they each are deemed to share voting control over shares beneficially owned by Beesmark. Mrs. Ashton beneficially owns no shares other those deemed to be owned by her as a control person of Beesmark, and consequently her beneficial ownership is not separately reported.

      (5) Includes (i) 3,465,083 shares owned by Mr. Dudley and deposited into the Voting Trust, (ii) 3,700,000 shares owned by SCC as to which Mr. Dudley shares investment power because of his management position with and 1/3 ownership of SCC, which shares are deposited in the Voting Trust; (iii) 2,813 shares owned directly by Mr. Dudley; (iv) 300 shares owned by Mr. Dudley's minor children; (v) 11,400 shares owned by SMD, as to which Mr. Dudley has 1/3 indirect equity ownership and control; and (vi) 600,000 shares underlying presently exercisable stock options.

      (6) Includes (i) 3,465,083 shares owned by Mr. Studdert and deposited into the Voting Trust, (ii) 3,700,000 shares owned by SCC as to which Mr. Studdert shares investment power because of his management position with and 1/3 ownership of SCC, which shares are deposited in the Voting Trust; (iii) 2,813 shares owned directly by Mr. Studdert; (iv) 11,400 shares owned by SMD, as to which Mr. Studdert has 1/3 direct equity ownership and control; and (v) 600,000 shares underlying presently exercisable stock options.

      (7) All shares deposited into the Voting Trust.

      (8) Includes 600,000 shares of common stock underlying presently exercisable stock options.

      (9) Does not include options to purchase 200,000 shares of common stock granted to Mr. Nydegger on March 13, 1997 under the fonix corporation 1997 Stock Option and Incentive Plan, which options are exercisable at the per share price of $7.125 and are exercisable at any time after September 13, 1997.

Item 12.  Certain Relationships and Related Transactions.

     Studdert Companies Corp.

     SCC is a Utah corporation that provides investment and management services. The officers, directors and owners of SCC are Stephen M. Studdert, Thomas A. Murdock and Roger D. Dudley, each of whom is a director and an executive officer of the Company and each of whom beneficially owns more than ten percent of the Company's issued and outstanding common stock. Between June 1994, when the Company commenced its present business of developing its ASRT, and April 30, 1996, the Company did not pay or award any compensation in any form directly to the Company's executive officers. Rather, in June 1994 the Company entered into an Independent Consulting Agreement (the "SCC Agreement") with SCC pursuant to which SCC, through Messrs. Studdert, Murdock and Dudley, rendered certain management and financial services to the Company.

     In 1993, SCC began to render management services to PTI, the Company's predecessor in interest, with respect to PTI's business of developing the ASRT. Those services included providing day-to-day administrative management services, debt financing directly to PTI, procuring debt financing from third parties, and commencing a search for a joint venture partner or merger candidate at monthly charges ranging from $50,000 to $100,000. In June 1994, PTI merged with and into a subsidiary of the Company, after which the Company entered into the SCC Agreement with SCC dated as of June 22, 1994. Under the SCC Agreement, SCC agreed that for a period of two years it would manage all aspects of the Company's day-to-day business, have authority to engage on behalf of the Company such employees, agents and professionals as it deemed appropriate, and be reimbursed for its reasonable costs and expenses incurred for and on behalf of the Company. In return for such services, the Company agreed to compensate SCC in the amount of $50,000 per month, which monthly amount was exclusive of (i) fees for capital raising activities by SCC on the Company's behalf and (ii) actual expenses incurred by SCC.

     Pursuant to the SCC Agreement, the Company paid to SCC $209,300 during the year ended December 31, 1994. At December 31, 1994, the Company owed SCC $1,164,200 for accrued management fees and $66,805 for expenses incurred. Between January and July 1995, SCC continued to invoice the Company for services rendered under the Consulting Agreement. By July 1995, the Company owed SCC approximately $1,417,000 pursuant to the terms of the SCC Agreement. On November 16, 1994, the Company's Board of Directors approved the issuance of warrants to purchase up to 3,700,000 shares of the Company's common stock to SCC (the "SCC Warrants"). The authorized purchase price of the SCC Warrants was $.033 per share, and the authorized exercise price for each share of common stock underlying the SCC Warrants was $.35. The Board of Directors' resolution authorizing the issuance of the SCC Warrants specified that the purchase price for the SCC Warrants and the exercise price for shares of common stock underlying the SCC Warrants could be satisfied by canceling invoices for services previously rendered to the Company under the Consulting Agreement or by cash payment. The November 16, 1994 Board meeting was attended by a quorum of the Board, but only one director who was not also a principal of SCC was present. Subsequently, on April 11, 1995, pursuant to the unanimous consent of all disinterested directors in lieu of a special Board meeting, all of the Company's disinterested directors ratified the adoption of the resolution authorizing the Company to offer the SCC Warrants. On July 31, 1995, the Company issued and SCC purchased the SCC Warrants. The purchase price of the SCC Warrants was $.033 per share of common stock underlying the SCC Warrants, or an aggregate of $122,100. On August 11, 1995, SCC exercised the SCC Warrants at an exercise price of $.35 per share of common stock underlying the SCC Warrants. Both the $122,100 purchase price and the $1,295,000 aggregate exercise price for the SCC Warrants were satisfied by the cancellation of amounts invoiced to the Company by SCC pursuant to the SCC Agreement during the fiscal year ended December 31, 1994 and the period between January 1, 1995 and August 11, 1995. Such cancellation was accomplished on a dollar-for-dollar basis.

     Between August 1995 and October 1995, SCC continued to invoice the Company for its $50,000 monthly management fee under the Consulting Agreement, portions of which amounts continued to accrue. On October 23, 1995, the Company entered into an investment agreement (the "Beesmark Agreement") with Beesmark. In connection with the Company's execution of the Beesmark Agreement, SCC and the Company collaterally agreed that any then accrued but unpaid balance due to SCC for management services rendered under the SCC Agreement would be placed on "conditional status" and deferred until the Company successfully completed certain developmental milestones set forth in the Beesmark Agreement, at which time such amounts would be due and payable in full. With respect to management services to be rendered by SCC after the closing of the Beesmark Agreement, SCC agreed that the Company would pay only $30,000 of the monthly invoiced $50,000, the balance to be placed on conditional status. Thus, of the total $600,000 invoiced to the Company by SCC during the year ended December 31, 1995, the Company paid SCC $90,000 in cash; $257,000 of accrued but unpaid amounts were placed on conditional status under the Investment Agreement; and $253,000 was canceled in partial payment of the exercise price of the SCC Warrants. In addition to the amounts invoiced by SCC for management fees during the 1995 fiscal year, the Company also reimbursed SCC for actual expenses incurred in the amount of $337,405. Thus, at December 31, 1995, the Company owed SCC $257,000 in management fees, all of which was on conditional status under the terms of the Beesmark Agreement and was payable to SCC only in the event that the Company achieved the developmental milestones set forth in the Beesmark Agreement. At December 31, 1995, the Company also owed SCC $3,825 for expenses incurred. Additionally, during the year ended December 31, 1995, SCC charged a total of $70,915 in capital raising fees to the Company. Of that amount, $49,576 was written off by SCC in connection with the Beesmark Agreement, and $21,339 was paid to SCC.

     Between January 1, 1996 and April 30, 1996, SCC invoiced the Company for services under the SCC Agreement in the amount of $200,000. Of that amount, $80,000 was placed on conditional status pursuant to the Beesmark Agreement and $120,000 was paid to SCC. On April 30, 1996, the disinterested members of the Company's Board of Directors authorized the Company to enter into an agreement with SCC modifying the SCC Agreement effective May 1, 1996. Under the SCC Agreement, as modified, SCC no longer invoices the Company for management services, but continues to invoice the Company for reimbursement of actual expenses incurred on the Company's behalf. SCC and the Company agreed that any amounts invoiced under the SCC Agreement but placed on conditional status pursuant to the Beesmark Agreement would remain outstanding obligations of the Company payable only if the Company achieved the milestones specified in the Beesmark Agreement. The Company further agreed to pay any then accrued but unpaid amounts invoiced under the SCC Agreement, including amounts owed and carried over from the year ended December 31, 1995, which amounts totaled $5,862, as well as outstanding amounts for expenses incurred. In connection with the modification of the SCC Agreement, the disinterested members of the Company's Board of Directors approved base salaries for fiscal year 1996 for each of the Company's executive officers, effective as of April 1996, as follows: Stephen M. Studdert, Chief Executive Officer -- $180,000; Thomas A. Murdock, President and Chief Operating Officer -- $180,000; and Roger D. Dudley, Executive Vice
President and Chief Financial Officer -- $180,000.   Effective November 15,
1996, the disinterested members of the Company's Board of Directors approved an increase in the base salaries of the executive officers from $180,000 to $250,000 per annum for the remainder of fiscal 1996, with base compensation increasing annually over the five-year term of those persons' employment agreements. [See Item 10. Executive Compensation]. In September 1996, Beesmark made the last of the funding payments provided for under the terms of the Beesmark Agreement. On February 10, 1997, the Company paid to SCC the entire balance due to SCC for accrued management fees in the amount of $337,000. Thus, during the year ended December 31, 1996, the Company paid to SCC a total of $120,000 for management fees and SCC was reimbursed for actual expenses incurred on the Company's behalf in the amount of $740,052. During 1996, the Company made no payments to SCC for capital raising activities.
The Company and SCC have agreed to extend the SCC Agreement, at least insofar as the Company has agreed to reimburse SCC for actual expenses incurred on behalf of the Company, until December 1998.

     The Company paid no compensation in any form directly to any of its executive officers during fiscal 1995 and until April 1, 1996. However, as the principals of SCC, during such periods, the Company's executive officers received a portion of the amounts paid by the Company to SCC under the SCC Agreement.

     Cancellation of Debt By SCC and Thomas A. Murdock

     In connection with the Beesmark Agreement, SCC and the Company entered into a collateral agreement whereby SCC agreed that it would cancel principal debt of $135,368 and accrued interest of $19,298 owed by the Company to SCC in connection with a promissory note executed by PTI and assumed by the Company at the time of the merger of PTI with and into a subsidiary of the Company. In another collateral agreement, the Company and Thomas A. Murdock, a director and executive officer of the Company, agreed that the Company would cancel principal debt of $286,493 and accrued interest of $65,715 due to Mr. Murdock under a promissory note initially made by PTI and assumed by the Company at the time of the merger of PTI with and into a subsidiary of the Company.

     Alan C. Ashton and Beesmark Investments, L.C.

     On October 23, 1995, the Company, Beesmark and Dr. Ashton entered into the Beesmark Agreement. Dr. Ashton is presently a director of the Company, although he did not occupy such position when the Beesmark Agreement was negotiated and executed. Dr. Ashton also is a co-manager of and has an indirect pecuniary interest in a portion of Beesmark's assets. Pursuant to the Beesmark Agreement, Beesmark agreed to provide a total of $6,050,000 of funding to the Company over a period of approximately 11 months, provided that during that time the Company was able to timely meet, to Beesmark's satisfaction, specified developmental milestones. In return for the funding provided to Beesmark, the Company agreed to issue 11,562,500 shares of common stock at a price of $.48 per share and a $500,000 Series A Convertible Subordinated Debenture that is convertible into either 166,667 shares of Series A Convertible Preferred Stock (assuming the Company's shareholders approve the issuance of such preferred stock) or 166,667 shares of the
Company's common stock.   During the year ended December 31, 1996, Beesmark
paid all installments payable by Beesmark under the Beesmark Agreement, and the Company issued, in the increments specified, all of the securities issuable to Beesmark under the Beesmark Agreement. The Company's remaining obligations under the Beesmark Agreement are limited to using its best efforts to cause the Company's shareholders to approve necessary amendments to the Company's certificate of incorporation to allow the Company to issue the Series A Convertible Preferred Stock into which the Debenture issued to Beesmark is convertible.

     K.L.S. Enviro Resources, Inc. and SMD, L.L.C.

     Between May 1996 and August 1996, as part of the Company's short-term cash management policy, the Company entered into a series of loan transactions with KLSE, an entity which then was unaffiliated with the Company. The Company was introduced to KLSE by an unaffiliated third party. KLSE's common stock is traded in the "over-the-counter" market on the Electronic Bulletin Board. As of August 12, 1996 the Company had loaned to KLSE a total of $1,900,000, which loans were due upon demand, bore interest at the rate of 12% per annum, required the payment of certain loan origination fees, and were secured by substantially all of the assets of KLSE, except its real property. The first of the loans from the Company in the amount of $710,000 was made on May 16, 1996 and the last advance prior to August 12, 1996, in the amount of $590,000, was made on July 16, 1996. Pursuant to the terms of the promissory note representing the $710,000 advanced by the Company to KLSE in May 1996, all or part of the balance due under that note was convertible at the option of the holder of the note to 2,366,667 shares of the restricted common stock of KLSE at the rate of $.30 per share. Similarly, the remaining $1,190,000 owed to the Company, represented by four separate promissory notes, was convertible into a total of 2,975,000 shares of KLSE restricted common stock at the rate of $.40 per share. KLSE also entered into a registration rights agreement with the Company. In connection with that course of financing, Thomas A. Murdock assumed a position on KLSE's board of directors, effective July 10, 1996.

     In July 1996, the Company was offered the right to acquire 2,561,000 shares of KLSE's restricted common stock and 100,000 shares of KLSE preferred stock (convertible into 500,000 shares of common stock) from the Estate of James R. Bell, a former executive officer of KLSE, at a price of $.48 per common share. Because management viewed this offer as a corporate opportunity belonging to the Company, management presented this offer to the Board of Directors of the Company on August 5, 1996. At that same meeting Messrs. Studdert, Murdock and Dudley advised the disinterested members of the Board of Directors that, if the Company declined the opportunity to acquire the KLSE stock, they or an entity controlled by them may desire to do so. After discussion by the board, but with Messrs. Studdert, Murdock and Dudley abstaining, the disinterested members of the Board of Directors voted to decline the opportunity to purchase the KLSE stock from the Bell Estate. Thereafter, SMD, an entity controlled by Messrs. Studdert, Murdock and Dudley, acquired the common and preferred stock of KLSE owned by the Bell Estate. The purchase price is payable in cash in four installments on February 16, 1997, August 16, 1997, February 16, 1998 and August 16, 1998.

     In September 1996, the Company conducted a regular periodic review of the KLSE loans. As a result of this review, the Company determined that KLSE had not closed previously anticipated debt and equity financings and that other events had occurred or failed to occur which, in the judgment of the Company management, diminished the probability that KLSE would be able to repay all or substantially all of the loans from the Company by December 31, 1996. The Company then inquired of KLSE concerning its ability to repay the loans from the Company. KLSE's management responded that because of certain financing delays, it did not have sufficient cash to then promptly retire the aggregate amount or a substantial portion of the amount due to the Company. The Company's Board of Directors then considered the advisability of converting the balance due on the notes payable by KLSE into common stock. Among other considerations, the Board sought and received the independent advice of an unaffiliated investment banking firm. That investment banking firm advised the Company and its Board of Directors that it was unlikely that if the Company converted the loans into KLSE common stock and promptly thereafter sought to dispose of such stock, it would be able to do so in a fashion which would allow the Company to quickly recover the balance due and owing under the loans. In light of the investment banking firm's conclusions and other factors and circumstances, the Company's Board of Directors, with Messrs. Studdert, Murdock and Dudley abstaining, determined that it would neither be in the Company's financial interests nor consistent with core Company business objectives to convert the amounts owed by KLSE into common stock.

     On September 30, 1996, Messrs. Studdert, Murdock and Dudley, through SMD, advanced debt financing (the "SMD Loan") to KLSE in the amount of $1,673,730. The SMD Loan was due on demand, bore interest at the rate of 12% per annum and was secured by the assets of KLSE, except its real property. The proceeds of the SMD Loan enabled KLSE to pay the Company $1,673,700 in satisfaction of all then-outstanding balances due the Company except a balance of $272,156 due and owing under the first promissory note from KLSE
to the Company in the amount of $710,000.   In return for the provision of
the SMD Loan to KLSE, SMD acquired warrants to purchase 6,600,000 shares of KLSE restricted common stock at the exercise price of $.40 per share. Those warrants have never been exercised and no gain has been realized thereon by SMD.

     Based upon certain changed circumstances at KLSE, on October 29, 1996, the Company made an additional loan of $200,000 to KLSE on the same terms as the loans described above.  As anticipated, that additional advance was
repaid in full, with accrued interest, by KLSE on December 24, 1996.   Also,
on December 31, 1996 the Company sold for cash and assigned $270,000 of the balance due under the $710,000 promissory note to Ballard Investment Company, a Utah limited partnership unaffiliated with the Company. Also, on December 31, 1996, KLSE paid the Company the balance of approximately $10,500 due and owing under the $710,000 promissory note. Thus, as of December 31, 1996, KLSE was not indebted to the Company in any amount nor did the Company have any beneficial interest in KLSE. Messrs. Studdert, Murdock and Dudley retain a controlling interest in KLSE, and Messrs. Studdert, Dudley, Reed and Nydegger each assumed positions on the board of directors of KLSE on December 31, 1996.

     In December 1996, KLSE entered into a management services contract with SCC. Under the management services contract, KLSE will pay SCC a monthly management fee of $50,000 in return for which SCC will provide investment banking, investor relations, financial management and strategic planning services for KLSE for a term of five years.

     Synergetics

     Thomas A. Murdock, a director and the Chief Operating Officer of the Company, is also one of seven directors of Synergetics. In addition, Mr. Murdock, Stephen M. Studdert and Roger D. Dudley, each of whom is an executive officer and director of the Company, own shares of the common stock of Synergetics, although such share ownership in the aggregate constitutes less than 5% of the total shares of Synergetics common stock issued and outstanding.

     Workman, Nydegger & Seeley

     Rick D. Nydegger, who became a director of the Company in December
1996, is a patent and trademark attorney. He is a founding shareholder and director of the law firm Workman, Nydegger & Seeley in Salt Lake City, Utah, a firm specializing in patent, trademark, copyright, trade secret, unfair competition, licensing and intellectual property matters. During each of the fiscal years ended December 31, 1996 and 1995, Workman Nydegger & Seeley was patent and intellectual property counsel to the Company, although since Mr. Nydegger's assumption of a position on the Company's Board of Directors, that firm ceased to represent the Company, and the Company has engaged the Washington, D.C., law firm of Finnegan, Henderson, Farabow, Garrett & Dunner, LLP as its intellectual property counsel. The Company paid legal fees to Mr. Nydegger's firm in the amounts of $34,598 and $27,063 during the fiscal years ended December 31, 1996 and 1995, respectively.

                             PART IV

Item 13.  Exhibits, Financial Statement Schedules and Report on Form 8-K

(a)  Documents filed as part of Form 10-KSB:

    1.  Financial Statements (included in Part II, Item 7):

      Independent Auditors' Report                                   F-2

      Consolidated Balance Sheet, December 31, 1995                  F-4

      Consolidated Statements of Operations for the Years
          Ended December 31, 1996 and 1995 and from October 1,
          1993 (Date of Inception) to December 31, 1996              F-5

       Consolidated Statements of Stockholders' Equity
          from October 1, 1993 (Date of Inception) to December
          31, 1996                                                   F-6

       Consolidated Statements of Cash Flows for the Years
          Ended December 31, 1996 and 1995 and from October 1,
          1993 (Date of Inception) through December 31, 1995         F-8

       Notes to Consolidated Financial Statements                    F-10

     2.   Regulation S-B Exhibits

          (2) Agreement and Plan of Merger dated as of June 6, 1994, by and among fonix corporation, fonix systems corporation (a wholly-owned subsidiary of fonix) and Phonic Technologies, Inc. (including schedules thereto) which is incorporated by reference from the Company's Current Report on Form 8-K dated as of June 17, 1994


          (3)(i)Articles of Incorporation of the Company which are incorporated by reference from the Company's Registration Statement on Form S-18 dated as of September 12, 1989

          (3)(i) Certificate of Amendment of Certificate of Incorporation dated as of March 21, 1994, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

          (3)(i) Certificate of Amendment of Certificate of Incorporation dated as of May 13, 1994, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

          (3)(ii)The Company's Bylaws, as amended, which are incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

          (4) Description of the Company's common stock and other securities and specimen certificates representing such securities which are incorporated by reference from the Company's Registration Statement on Form S-18 dated as of September 12, 1989, as amended

          (9)(i)Voting Trust Agreement dated as of December 10, 1993 by and among Phonic Technologies, Inc., Stephen M. Studdert,
               Thomas A. Murdock and Roger D. Dudley, which is incorporated by reference from the Company's Current Report on Form 8-K dated as of June 17, 1994

          (9)(ii)Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger D. Dudley, Beesmark Investments, L.C., Studdert Companies Corporation, and Thomas A. Murdock as Trustee, dated as of October 23, 1995, incorporated by reference from the Company's Current Report on Form 8-K dated as of October 23, 1995

          (9)(iii)Second Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger
               D. Dudley, Beesmark Investments, L.C., Studdert Companies Corporation, and Thomas A. Murdock as Trustee, dated as of July 2, 1996, filed herewith

          (9)(iv)Third Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger
               D. Dudley, Beesmark Investments, L.C., Studdert Companies Corporation, and Thomas A. Murdock as Trustee, dated as of September 20, 1996, filed herewith

          (9)(v)Fourth Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger
               D. Dudley, Beesmark Investments, L.C., Studdert Companies Corporation, and Thomas A. Murdock as Trustee, dated as of September 20, 1996, filed herewith

          (10)(i)Product Development and Assignment Agreement dated as of October 16, 1993 between Phonic Technologies, Inc. and Synergetics, Inc., which is incorporated by reference from the Company's Current Report on Form 8-K dated as of June 17, 1994

          (10)(ii) Re-Stated Product Development and Assignment Agreement dated as of March 30, 1995, between fonix Corporation and Synergetics, Inc., which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

          (10)(iii) Independent Consulting Agreement dated as of June 22, 1994, between the Company and Studdert Companies Corp., which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

           (10)(iv) Securities Purchase Agreement byand among the Company, Beesmark Investments, L.C., and Alan C. Ashton dated as of October 23, 1995, which is incorporated by reference from the Company's Current Report on Form 8-K dated as of October 23, 1995

          (10)(v) Memorandum of Understanding dated as of March 13, 1997, by and among the Company, Synergetics, Inc. and C. Hal Hansen, filed herewith

          (10)(vi) Employment Agreement by and between the Company and Stephen M. Studdert, filed herewith

          (10)(vi) Employment Agreement by and between the Company and Thomas A. Murdock, filed herewith

          (10)(vi) Employment Agreement by and between the Company and Roger D. Dudley, filed herewith

          (16)(i) Letter on Changes in Certifying Accountant, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB, as amended

          (16)(ii) Letter on Changes in Certifying Accountant, which is incorporated by reference from the Company's Current Report on Form 8-K dated as of March 24, 1997

          (21) List of the Company's subsidiaries, the states of incorporation of those subsidiaries and the names under which the subsidiaries do business, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB, as amended

          (23) Consent of Pritchett, Siler & Hardy, P.C., filed herewith

          (27) Financial Data Schedule, filed herewith

(b) Reports on Form 8-K: During the fourth quarter of fiscal year 1996, the Company filed no current report on Form 8-K.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

     fonix corporation




 Date:   April 15, 1997                By: /s/ Stephen M. Studdert
        --------------                  -------------------------------------
                                        Stephen M. Studdert, Chairman

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Stephen M. Studdert                  /s/ Alan C. Ashton
----------------------------------       -----------------------------------
Stephen M. Studdert, Chairman,           Alan C. Ashton, Ph.D., Director
  Principal Executive Officer

April 15, 1997                           April 11, 1997
---------------------                    -------------------
Date                                     Date

 /s/ Roger D. Dudley                     /s/ Ambassador Joseph Verner Reed
----------------------------------       -----------------------------------
Roger D. Dudley, Principal               Ambassador Joseph Verner Reed,
Financial Officer, Principal             Director
Accounting Officer, Director

April 15, 1997                           April 11, 1997
----------------------                   ----------------------
Date                                     Date

/s/ Thomas A. Murdock
----------------------------------       ------------------------------------
Thomas A. Murdock, Director              James B. Hayes, Director

April 15, 1997
--------------------------               -------------------------
Date                                     Date


/s/ John A. Oberteuffer                  /s/ Rick D. Nydegger
----------------------------------       ------------------------------------
John A. Oberteuffer, Ph.D., Director     Rick D. Nydegger, Director

April 11, 1997                           April 11, 1997
--------------------------               -------------------------
Date                                     Date
                         fonix(TM) corporation and
                         Subsidiary
                         (A Development Stage Company)

                         Consolidated Financial Statements for the Years Ended December 31, 1996 and 1995 and from October 1, 1993 (Date of Inception) to December 31, 1996 and Independent Auditors' Report
fonix(TM) corporation
(A Development Stage Company)

TABLE OF CONTENTS
_____________________________________________________________________________

                                                                       Page

INDEPENDENT AUDITORS' REPORT                                            F-2

FINANCIAL STATEMENTS:
  Consolidated Balance Sheet, December 31, 1996                         F-4
  Consolidated Statements of Operations for the Years Ended
     December 31, 1996 and 1995 and from October 1, 1993
     (Date of Inception) to December 31, 1996                           F-5
  Consolidated Statements of Stockholders' Equity from
     October 1, 1993 (Date of Inception) to December
      31, 1996                                                          F-6
  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1996 and 1995 and from October 1, 1993
     (Date of Inception) to December 31, 1996                           F-8
  Notes to Consolidated Financial Statements                            F-10

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
  and Shareholders of
fonix(TM) corporation
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of fonix(TM) corporation and subsidiary (a development stage company) (the Company) as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, and for the period from October 1, 1993 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements as of and for the year ended December 31, 1995, and for the period from October 1, 1993 (date of inception) to December 31, 1995 were audited by other auditors whose report, dated March 4, 1996, except as to Note 12, as to which the date is March 28, 1997, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period October 1, 1993 (date of inception) through December 31, 1995 reflect a net loss of $12,012,299 of the total net loss. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996, and the results of its operations and its cash flows for the year then ended, and for the period from October 1, 1993 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing automated speech recognition technologies. As discussed in Note 1 to the consolidated financial statements, the Company's operating losses since inception raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


March 28, 1997


/s/ Deloitte & Touche LLP
fonix(TM) corporation and Subsidiary
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996
_____________________________________________________________________________

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 5)                                       $  22,805,786
  Note receivable (Note 2)                                                     1,000,000
  Interest receivable                                                            157,643
  Prepaid assets                                                                   4,172
                                                                           --------------
       Total current assets                                                   23,967,601

EQUIPMENT (Net of accumulated depreciation of $80,232) (Note 3)                1,279,746

INTANGIBLE ASSETS (Net of accumulated amortization of $4,168)                     53,011

OTHER ASSETS                                                                      30,912
                                                                           --------------
TOTAL ASSETS                                                               $  25,331,270
                                                                           ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $     307,931
  Accounts payable - related party                                               411,743
  Accrued expenses (Note 7)                                                    1,464,049
  Convertible debenture (Note 4)                                                 500,000
  Note payable (Note 5)                                                       16,377,358
                                                                           --------------
       Total current liabilities                                              19,061,081
                                                                           --------------
COMMITMENTS AND CONTINGENCIES (Notes 8, 10, and 11)

STOCKHOLDERS' EQUITY (Note 6):
  Preferred stock, $.0001 par value, 100,000,000 shares authorized, no shares issued and outstanding
  Common stock, $.0001 par value, 100,000,000 shares authorized,
    shares issued and outstanding at December 31, 1996 were 41,626,563             4,163
  Additional paid-in capital                                                  26,107,833
  Deficit accumulated during the development stage                           (19,841,807)
                                                                            -------------
       Total stockholders' equity                                              6,270,189
                                                                            -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 25,331,270
                                                                            =============

               See notes to consolidated financial statements.

fonix(TM) corporation and Subsidiary
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND
FROM OCTOBER 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1996
_____________________________________________________________________________

                                                                                           From
                                                                                         October 1,
                                                             Year Ended                1993 (Date of
                                                             December 31,              Inception) to
                                                 --------------------------------       December 31,
                                                     1996                1995               1996

REVENUES                                             NONE                NONE               NONE
                                                 --------------     --------------     --------------

EXPENSES:
  General and administrative (Note 7)            $   3,530,400      $   3,553,665      $   9,299,558
  Research and development (Note 8)                  4,758,012          2,704,165         10,870,999
                                                 --------------     --------------     --------------
      Total expenses                                 8,288,412          6,257,830         20,170,557

LOSS FROM OPERATIONS                                (8,288,412)        (6,257,830)       (20,170,557)

OTHER INCOME (EXPENSES):
  Interest income                                    1,180,259            191,929          1,392,457
  Interest expense (Note 7)                           (721,355)          (279,996)        (1,094,255)
                                                 --------------     --------------     --------------
      Total other income (expenses)                    458,904            (88,067)           298,202
                                                 --------------     --------------     --------------

LOSS BEFORE EXTRAORDINARY ITEM                      (7,829,508)        (6,345,897)       (19,872,355)

EXTRAORDINARY ITEM -
  Forgiveness of debt (Note 7)                                             30,548             30,548
                                                 --------------     --------------     --------------
NET LOSS                                         $  (7,829,508)     $  (6,315,349)     $ (19,841,807)
                                                 ==============     ==============     ==============
LOSS PER COMMON SHARE:
  Loss before extraordinary item                 $       (0.21)     $       (0.30)     $       (0.86)
  Extraordinary item                                                        Nil
                                                 --------------     --------------     --------------
LOSS PER COMMON SHARE                            $       (0.21)     $       (0.30)     $       (0.86)
                                                 ==============     ==============     ==============
WEIGHTED AVERAGE
  NUMBER OF SHARES                                  36,982,610         21,343,349         23,098,260
                                                 ==============     ==============     ==============

See notes to consolidated financial statements.

fonix(TM) corporation and Subsidiary
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM OCTOBER 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1996
_____________________________________________________________________________

                                                                                                  Accumulated
                                                                                                    Deficit
                                                      Common Stock              Additional         During the
                                            -------------------------------      Paid-in          Development
                                                Shares           Amount           Capital            Stage            Total

BALANCE, December 31, 1992
  (As previously reported)                     37,045,000     $      3,704    $      136,659     $    (29,495)   $     110,868

Reverse stock split of
  one share for ninety shares                 (36,633,389)          (3,663)            3,663

Restatement for reverse acquisition
  of fonix corporation by Phonic
  Technology, Inc.                              9,983,638              999          (141,362)          29,495         (110,868)
                                            --------------   --------------   ---------------   --------------   --------------

BALANCE, October 1, 1993
  (Date of inception)                          10,395,249            1,040            (1,040)

Net loss for the period October 1,
  1993 (date of inception) to
  December 31, 1993                                                                                (1,782,611)      (1,782,611)
                                            --------------   --------------   ---------------   --------------   --------------
BALANCE, December 31, 1993                     10,395,249            1,040            (1,040)      (1,782,611)      (1,782,611)

Acquisition of Taris, Inc.                        411,611               41             1,240                             1,281

Shares issued for services at $.14
   to $.18                                      1,650,000              165           249,835                           250,000

Shares issued for services at $.25 per
   share                                           20,000                2             4,998                             5,000

Shares issued for conversion of notes
   payable and interest payable at
   $.04 per share                               3,900,000              390           156,515                           156,905

Shares issued for cash at $1.19 to
   $3.13  per share less offering
   costs of $368,450                            1,819,293              181         3,315,874                         3,316,055

Net loss for the year ended December
   31, 1994                                                                                        (3,914,339)      (3,914,339)
                                            --------------   --------------   ---------------   --------------   --------------

BALANCE, December 31, 1994                     18,196,153            1,819         3,727,422       (5,696,950)      (1,967,709)

Shares issued during the year for cash,
  at $.45 to $2.50 per share less
  offering costs of $267,714                    6,442,538              645         4,509,542                         4,510,187

Shares issued during the year for non-
  cash services rendered and cancellation
  of accounts payable at $.55 to $1.55
  per share                                       516,630               52           355,319                           355,371


                                                                                                   (Continued)

fonix(TM) corporation and Subsidiary
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FROM OCTOBER 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1996 (CONTINUED)
_____________________________________________________________________________

                                                                                                  Accumulated
                                                                                                    Deficit
                                                      Common Stock              Additional         During the
                                            -------------------------------      Paid-in          Development
                                                Shares           Amount           Capital            Stage            Total

Warrants issued during the year for
  non-cash cancellation of accounts
  payable, at $.033 per warrant                                               $      122,100                     $     122,100

Shares issued during the year upon
  conversion of warrants for non-cash
  cancellation of accounts payable
  at $.35 per share (Additional compen-
  sation expense of $2,282,900 or
  $.62 per share was recorded in
  accordance with APB Opinion No. 25)           3,700,000    $         370         3,577,530                         3,577,900

Shares issued during the year upon
  conversion of warrants for cash,
  at $.50 to $1.00 per share                      550,000               55           474,945                           475,000

Warrants issued during the year for
  cash, at $.0033 to $.10 per warrant
  less offering costs of $5,040                                                       45,360                            45,360

Forgiveness of debt with related
   parties                                                                           506,874                           506,874

Net loss for the year ended
  December 31, 1995                                                                             $  (6,315,349)      (6,315,349)
                                            --------------   --------------   ---------------   --------------   --------------

BALANCE, December 31, 1995                     29,405,321            2,941        13,319,092      (12,012,299)       1,309,734

Shares issued during the year for non-
  cash finders fees at $1.52 to
  $2.72 per share                                 420,000               42           901,478                           901,520

Shares issued during the year upon
  conversion of warrants for cash
  at $.50 per share                                60,000                6            29,994                            30,000

Shares issued during the year for
  cash, at $.48 to $3.38 per share
  less offering costs of $2,033,286            11,741,242            1,174        11,857,269                        11,858,443

Net loss for the year ended
  December 31, 1996                                                                                (7,829,508)      (7,829,508)
                                            --------------   --------------   ---------------   --------------   --------------

BALANCE, December 31, 1996                     41,626,563    $       4,163    $   26,107,833    $ (19,841,807)   $   6,270,189

See notes to consolidated financial statements.                                                                     (Concluded)

fonix(TM) corporation and Subsidiary
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND
OCTOBER 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1996
_____________________________________________________________________________

                                                                                                      October 1,
                                                                          Year Ended                1993 (Date of
                                                                          December 31,              Inception) to
                                                                --------------------------------     December 31,
                                                                      1996             1995              1996
                                                                --------------    --------------    --------------
CASH FLOWS FROM DEVELOPMMENT ACTIVITIES:
   Net loss                                                     $  (7,829,508)    $  (6,315,349)    $ (19,841,807)
   Adjustments to reconcile net loss to net cash
    used in development activities:
    Common stock issued for services                                  901,520           167,750         1,324,270
    Additional compensation expense recorded in
      accordance with APB Opinion No. 25                                              2,282,900         2,282,900
    Write-off of assets received in acquisition                                                             1,281
    Depreciation and amortization                                      83,183             1,217            84,400
    Non-cash gain on forgiveness of debt                                                (30,548)          (30,548)
    Changes in assets and liabilities:
      Interest receivable                                            (131,419)          (21,827)         (157,643)
      Prepaid assets                                                   (4,172)                             (4,172)
      Other assets                                                    (30,912)                            (30,912)
      Accounts payable                                                 42,702         1,652,731         1,943,200
      Accounts payable - related party                                150,918          (970,180)          411,743
      Accrued expenses                                              1,433,053            50,136         1,555,967
                                                                --------------    --------------    --------------
           Net cash used in development activities                 (5,384,635)       (3,183,170)      (12,461,321)
                                                                --------------    --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                           (1,311,236)          (48,742)       (1,359,978)
  Investment in intangible assets                                     (33,126)          (24,053)          (57,179)
  Investment in notes receivable                                     (963,106)          (36,894)       (1,000,000)
                                                                --------------    --------------    --------------
           Net cash used in investing activities                   (2,307,468)         (109,689)       (2,417,157)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in revolving note payable                           10,759,836         3,619,300        16,377,358
  Proceeds from notes payable                                                           824,551         2,351,667
  Payments on notes payable                                                            (977,818)       (1,779,806)
  Proceeds from issuance of convertible debenture                                       500,000           500,000
  Proceeds from issuance of common stock                           11,888,443         5,030,547        20,235,045
                                                                --------------    --------------    --------------
           Net cash provided by financing activities               22,648,279         8,996,580        37,684,264
                                                                --------------    --------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          14,956,176         5,703,721        22,805,786

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      7,849,610         2,145,889           None
                                                                --------------    --------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  22,805,786     $   7,849,610     $  22,805,786
                                                                ==============    ==============    ==============
                                                                                                       (Continued)

fonix(TM) corporation and Subsidiary
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND
OCTOBER 1, 1993 (DATE OF INCEPTION) TO DECEMBER 31, 1996
_____________________________________________________________________________

                                                                                                      October 1,
                                                                          Year Ended                1993 (Date of
                                                                          December 31,              Inception) to
                                                                --------------------------------     December 31,
                                                                      1996             1995              1996
                                                                --------------    --------------    --------------
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION - Interest paid                         $     638,302     $     229,039     $     888,466

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING INFORMATION:

For the year ended December 31, 1996:

  * The Company issued 420,000 shares of common stock to unrelated parties for finders fees valued at $901,520.

For the year ended December 31, 1995:

  * The Company was forgiven of related party notes payable of $286,493 and $135,368 with accrued interest of $65,715 and $19,298, respectively. The Company was also forgiven of various accounts payable in the amount of $30,548 (Note 7).

  * The Company issued 285,000 shares of common stock to unrelated parties for services rendered valued at $167,750.

  * The Company issued 231,630 shares of common stock to unrelated parties to cancel $187,621 in accounts payable.

  * The Company issued 3,700,000 shares of common stock upon conversion of 3,700,000 warrants to a company controlled by the majority shareholders of the Company in lieu of payment of management fees for services previously rendered of $1,417,100 included in accounts payable.

    See notes to consolidated financial statements.                  (Concluded)
fonix(TM) corporation and Subsidiary
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
_____________________________________________________________________________

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization - fonix(TM) corporation (known as Taris, Inc. prior to its acquisition by Phonic Technologies, Inc., as described below) (the Company) was organized under the laws of the state of Delaware on September 12, 1985. Taris, Inc. was a public shell with no operations. Prior to June 17, 1994, Taris, Inc. had a reverse stock split of one share for ninety shares. The financial statements have been adjusted to reflect the stock split as though it had happened January 1, 1993. Phonic Technologies, Inc. (PTI) was organized on October 1, 1993 (date of inception) for the purpose of developing a proprietary automated speech recognition technology. On June 17, 1994, fonix(TM) corporation entered into a merger agreement with PTI whereby fonix(TM) corporation issued 10,395,249 shares of its common stock for all of the issued and outstanding common shares of PTI. Upon completion of the merger, PTI shareholders owned in excess of 90 percent of the outstanding common stock of fonix(TM). The transaction is accounted for as a reverse acquisition as though PTI acquired fonix(TM). The financial statements, therefore, reflect the operations of fonix(TM) since the acquisition on June 17, 1994 and PTI, since October 1, 1993 (date of inception). fonix(TM) is a development stage company. fonix(TM) proposes to use proceeds from the sales of stock and other sources of capital for working capital, marketing, and further development of related technologies of its proprietary automated speech recognition technologies.

    Basis of Presentation - The accompanying consolidated financial statements of fonix(TM) have been prepared on a going-concern basis, which contemplates profitable operations and the satisfaction of liabilities in the normal course of business. As with most development stage companies, there are uncertainties that raise substantial doubt about the ability of fonix(TM) to continue as a going concern. As shown in the consolidated statements of operations, the company has not yet achieved profitable operations and continues to report operating losses including a loss of $7,829,508 for the year ended December 31, 1996 and cumulative losses of $19,841,807 for the period October 1, 1993 (date of inception) to December 31, 1996. Marketing of complete automated speech recognition technologies for third party licensing, including original equipment manufacturer (OEM) licensing arrangements, development of related technologies, and strategic partnering may require additional financing or capital. As of December 31, 1996, fonix(TM) has working capital of $4,906,520, which may not be adequate to finish such activities.

    The Company has completed development of its sound representation engine, neural network, audio signal processor, and command processing engine for use in its core automated speech recognition technologies. The Company continues development work concerning related technologies. The Company has been seeking U.S. and foreign patent protection for various aspects of its technologies through the filing of several domestic and international applications. The Company has received formal notice of allowance from the U.S. Patent and Trademark Office (PTO) for all 36 claims of its initial patent application. The application is now in the process of being prepared by the PTO for issuance. Although the Company has completed development of its core technologies, there can be no assurance that fonix(TM) will be able to sell, license, or otherwise market its technologies to third parties in order to generate sufficient revenues to pay its operating costs and complete development of its related technologies. Management plans to continue financing the operations of the Company through additional loans and/or sales of equity securities.

    The Company's continuation as a going concern is dependent upon its ability to satisfactorily meet its debt obligations, license its completed technologies, meet its development goals, secure adequate financing or additional equity and ultimately to generate sufficient cash flows to achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

    Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, fonix(TM) Systems Corporation (fonix(TM) Systems), which is the primary operating entity in the consolidated group. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

    Equipment - Equipment is stated at cost. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets as follows:

          Furniture and fixtures                                 5 years
          Computer equipment                                     3 to 5 years
          Leasehold improvements                                 8 years

    Intangible Assets - Intangible assets consist of the direct costs incurred by the Company to date in applying for patents on its technology. Amortization is computed for financial statement purposes on a straight-line basis over the patent's estimated useful life of seventeen years.

    Research and Development - All research and development activities are contracted from an unaffiliated research and development entity, Synergetics, Inc. (see Notes 8 and 11). All monies paid to Synergetics, Inc. are charged to expense as incurred.

    Concentration of Credit Risks - The Company is a development stage enterprise and has not commenced principal business operations. It has no sales or receivables. The Company's cash is pledged as collateral on a revolving note (see Note 5) and is maintained in bank deposit accounts which exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

    Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

    Long-Lived Assets - On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". This statement addresses the accounting for the impairment of long-lived assets, such as property, plant, and equipment, certain identifiable intangibles, and goodwill related to those assets. Long-lived assets and certain identifiable intangibles are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the sum of the estimated future cash flows (undiscounted and without interest charges expected from the use of the asset and its eventual disposition) is less than the carrying amount of the asset. The statement also requires that long-lived assets and identifiable intangibles be accounted for at the lower of cost or fair value less cost to sell. The adoption of SFAS No. 121 did not have a material effect on the Company's financial statements.

    Stock-Based Compensation - On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Since the Company has decided to continue to apply APB Opinion No. 25 (as permitted by SFAS No. 123), the appropriate required disclosure of the effects of SFAS No. 123 is included in Note 6.

    Loss Per Share - Loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents were not included in the loss per share calculation as they are antidilutive.

    Income Tax - The Company provides deferred tax assets or liabilities equal to the expected future tax benefit or expense of temporary reporting differences between assets and liabilities for book and income tax reporting purposes and also for any available operating loss or tax credit carryforwards.

    Other - Certain reclassifications have been made in the prior year amounts to conform with classifications adopted in the current year.

2.  CASH MANAGEMENT PROGRAM - NOTE RECEIVABLE

    At December 31, 1996 the Company had an unsecured note receivable from an unrelated third party in the amount of $1,000,000 which bears interest at 12% per annum and is due and payable thirty days after written notice from the Company.

3.  EQUIPMENT

    Equipment consists of the following at December 31, 1996:

       Furniture and fixtures                                     $    602,620
       Computer equipment                                              687,987
       Leasehold improvements                                           69,371
                                                                 --------------
       Total                                                         1,359,978
       Less accumulated depreciation and amortization                  (80,232)
                                                                 --------------
        Total                                                     $  1,279,746
                                                                 ==============
4.  CONVERTIBLE DEBENTURE

    During October 1995, the Company issued a Series A Subordinated Convertible Debenture in the amount of $500,000 to a private investment entity. The debenture is due October 23, 1997, has an annual interest rate of 5% and may be converted to Series A Preferred Stock or into common stock (see Note 6).

5.  NOTE PAYABLE

    At December 31, 1996, the Company had a revolving note payable to a bank in the amount of $16,377,358 which bears interest at the rate of 5.75%. This note payable was due February 3, 1997, and is secured by a certificate of deposit in the amount of $20,000,000. On February 3, 1997 similar terms were negotiated to extend the maturity date of the note to April 30, 1997 and to change the rate to 5.8%.

6.  STOCKHOLDERS' EQUITY

    Issuance of Stock - During 1996, the Company issued an additional 11,741,242 shares of common stock to unrelated private investors pursuant to various stock purchase agreements. In connection with these stock issuances, the Company issued an additional 420,000 shares of common stock valued at $901,520 as payment of finders fees to unrelated third parties. During 1995, the Company issued a total of 11,209,168 shares of common stock.

    Preferred Stock - In 1994, the Company amended its articles of incorporation to authorize the issuance of Series A Preferred stock. As of December 31, 1996 the Company's board of directors and shareholders had not yet authorized the issuance of preferred stock or determined the dividend rate, liquidation preferences, participation rights, or redemption requirements of the stock.

    Funding Agreement - In October 1995, the Company entered into a funding arrangement with a private investment entity. Under terms of the agreement, the investor agreed to fund the Company with $6,050,000 (Funding Commitment) over an 11 month period for a total of 11,562,500 shares of the Company's common stock, including $500,000 for a debenture which is convertible into 166,667 Series A Preferred Stock. The Company received $3,945,000 (which includes the $500,000 convertible debenture) and $2,105,000 of the Funding Commitment in 1996 and 1995, respectively.

    Stock Options and Warrants - During 1996, employees were granted an aggregate of 46,000 stock options as signing incentives. The exercise price of such options is the closing market price of the stock on the date the options are granted. These options are exercisable at any time beginning six months after the date of grant and expire July 30, 2006.

    In April 1996, the directors approved a directors' stock option plan, under which the aggregate number of shares available for issuance is 5,400,000. The shareholders of the Company approved the plan at their annual meeting in July 1996. In lieu of cash compensation to the directors, the plan is administered by a committee consisting of two or more directors of the Company. The plan provides that each director shall receive options to purchase 200,000 shares of common stock for services rendered as a director during each entire calendar year or portion of a calendar year in excess of six months. The exercise price of such options is the closing market price of the stock on the date the options are granted. The option term is ten years from the date of grant.

    In April 1996, the directors approved an employee stock option plan under which the aggregate number of shares available for issuance is 900,000 shares. The exercise price of such options is the closing market price of the stock on the date the options are granted. The term of the plan is 10 years and options are subject to a three year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised each year. These options expire between July and November 2006.

    In April 1996, the Company granted 100,000 warrants to an unrelated individual to purchase 100,000 shares of the Company's common stock. These warrants were granted in lieu of cash for services rendered the Company in connection with the Funding Commitment.

    In April 1995 three unrelated individuals were offered and purchased 120,000 warrants for common stock in connection with a stock purchase agreement. The warrants are exercisable anytime prior to April 1998.

    In April 1995, the disinterested directors of the Company approved the issuance of warrants to purchase 3,700,000 shares of common stock to an entity controlled by three directors of the Company who also are majority shareholders of the Company, in lieu of payment of $1,417,100 in management fees for services previously rendered, due from the Company to the entity controlled by the three directors.

    In November 1994, the Company granted warrants for the purchase of an aggregate of 155,000 shares of common stock to certain individuals, including warrants for 30,000 shares to three directors. In October 1995, certain of these individuals were granted the right to purchase warrants to purchase an additional 185,000 shares of restricted common stock. In order to preserve the Company's limited cash, warrants were granted in lieu of cash for services rendered to the Company. The warrants, as well as the right to purchase the warrants, expire between April 1998 and October 1998.

    In October 1994 the Company granted 150,000 warrants to purchase common stock to an employee. Due to the limited cash funds of the Company, these warrants were granted in lieu of cash for previous and future services.

    As part of a September 1994 restated stock purchase agreement, the Company granted a shareholder the right to purchase 500,000 warrants at $.10 for the purchase of common stock restricted by Regulation S. In December 1995 the 500,000 warrants were purchased for $50,000. At the time of the purchase of said warrants, the rights were assigned to two foreign entities which purchased the 500,000 shares for $500,000.

    A summary of the status of the options granted under the Company's stock option plan and employment agreements for the year ended December 31, 1996 is presented below (there were no options in 1995):

                                                                   Weighted
                                                                    Average
                                                                     Stock           Exercise
                                                                    Options           Price
                                                                --------------    --------------

       Outstanding at beginning of year                               None                 -
       Granted                                                      4,626,000     $        4.07
       Exercised                                                         -                 -
       Forfeited                                                         -                 -
       Canceled                                                          -                 -
                                                                --------------    --------------

       Outstanding at end of year                                   4,626,000     $        4.07
                                                                ==============    ==============
       Exercisable at end of year                                   2,000,000     $        4.06
                                                                ==============    ==============
       Weighted average fair value of options
         granted during the year                                                  $        4.83
                                                                                  ==============

    A summary of the status of the options outstanding under the Company's Stock option plans and employment agreements at December 31, 1996 is presented below:

                                                      Options Outstanding                      Options Exercisable
                                               --------------------------------          --------------------------------
                                                  Weighted
                                                  Average           Weighted                                 Weighted
         Range of                                Remaining          Average                                   Average
         Exercise                Number         Contractual         Exercise                 Number          Exercise
          Prices               Outstanding          Life              Price                Exercisable         Price
     --------------          --------------    --------------    --------------          --------------    --------------
     $ 2.97 - 3.66                 155,000        9.6 years      $        3.55
       4.06                      4,400,000        9.3 years               4.06               2,000,000     $       4.06
       5.00 - 5.06                  51,000        9.8 years               5.00
       8.50 - 9.31                  20,000        9.6 years               8.91
     --------------          --------------    --------------    --------------          --------------    --------------
     $ 2.97 - 9.31               4,626,000       9.32 years      $        4.07               2,000,000     $       4.06
     ==============          ==============    ==============    ==============          ==============    ==============

    A summary of the status of the warrants granted by the Company during the years ended December 31, 1996 and 1995 is presented below:



                                                         December 31, 1996                  December 31, 1995
                                                 --------------------------------    --------------------------------
                                                                      Weighted                            Weighted
                                                                       Average                             Average
                                                                       Exercise                           Exercise
                                                     Shares             Price            Shares            Price
                                                 --------------    --------------    --------------    --------------
      Outstanding at beginning of year                 560,000     $      1.22             305,000     $      1.24
      Granted                                          100,000            3.24           4,505,000            0.51
      Exercised                                        (60,000)           0.50          (4,250,000)           0.47
      Forfeited                                           -               -                   -               -
      Canceled                                            -               -                   -               -
                                                 --------------    --------------    --------------    --------------
      Outstanding at end of year                       600,000     $      1.63             560,000     $      1.22
                                                 ==============    ==============    ==============    ==============
      Weighted average fair value of
        warrants granted during the year                           $      5.67                         $      3.49
                                                 ==============    ==============    ==============    ==============

    A summary of the status of the warrants outstanding from the Company at December 31, 1996 is presented below:

                                                     Warrants Outstanding                          Exercisable
                                               --------------------------------          --------------------------------
                                                  Weighted
                                                  Average           Weighted                                 Weighted
         Range of                                Remaining          Average                                   Average
         Exercise                Number         Contractual         Exercise                 Number          Exercise
          Prices               Outstanding          Life              Price                Exercisable         Price
     --------------          --------------    --------------    --------------          --------------    --------------
     $ .50                         230,000         1.6 years     $    0.50                     230,000     $    0.50
       2.00                        270,000         1.1 years          2.00                     270,000          2.00
       3.24                        100,000         2.3 years          3.24                     100,000          3.24
     --------------          --------------    --------------    --------------          --------------    --------------
     $ .50 - 3.24                  600,000         1.5 years     $    1.63                     600,000     $    1.63
     ==============          ==============    ==============    ==============          ==============    ==============


    Had compensation cost for these options and warrants been determined in accordance with the method prescribed by SFAS No. 123, the Company's net loss and loss per common share would have been increased to the proforma amounts indicated below:


                                                  Year Ended December 31,
                                             --------------------------------
                                                 1996              1995
                                             --------------    --------------
       Net loss:
         As reported                         $   7,829,508     $   6,315,349
         Proforma                                8,644,083         6,486,254

       Loss per common share:
         As reported                                 (0.21)            (0.30)
         Proforma                                    (0.23)            (0.30)

    The fair value of options and warrants is estimated on the date granted using the Black-Scholes pricing model with the following assumptions used for grants during 1996 and 1995:

    Risk-free interest rate of 6.5% and 6% for 1996 and 1995, respectively. Expected dividend yield of 0% for both 1996 and 1995. Expected life of ten years and three years for 1996 and 1995, respectively. Expected volatility of 118% and 205% for 1996 and 1995, respectively.

    In February 1997, SFAS Nos. 128, "Earnings Per Share" and 129, "Disclosures of Information about Capital Structure" were issued. SFAS No. 128 changes the computation, presentation, and disclosure requirements of earnings per share (EPS) for entities with publicly held common stock. SFAS No. 129 addresses standards for disclosing information about an entity's capital structure. Although such statements are not effective until December 31, 1997, had such statements been adopted for the years ended December 31, 1996 and 1995, and for the period from October 1, 1993 (date of inception) to December 31, 1996 the effect would not be significant.

7.  RELATED PARTY TRANSACTIONS

    Related party transactions with a company owned by the majority shareholders not otherwise disclosed for the years ended December 31, 1996 and 1995 were as follows:

                                                       1996            1995
     Expenses:
       Management fees expense                $       200,000    $    600,000
       Interest expense                                None             8,881
       Rent expense                                    52,000          24,000

     Payables:
       Accounts payable                               411,743
       Accrued expenses                             1,350,000

    The Company rents office space from a company owned by the majority shareholders under a month-to-month lease. The lease, to the company owned by the majority shareholders, is guaranteed by the three majority shareholders of the Company.

    In October 1995, a note payable to an officer and shareholder of the Company in the amount of $286,493 along with the accrued interest of $65,715, were forgiven and were accounted for as additional paid-in capital from forgiveness of debt to the Company.

    In October 1995, a note payable to a company owned by the majority shareholders of the Company in the amount of $135,368 along with accrued interest of $19,298, were forgiven by the related company, and were accounted for as additional paid-in capital from forgiveness of debt to the Company.

    In October 1995, accounts payable to unrelated third parties in the amount of $30,548 were forgiven and were accounted for as extraordinary income from forgiveness of debt to the Company.

    During 1996, the disinterested members of the Company's Board of Directors authorized the Company to reimburse certain officers for any taxes payable by the officers in conjunction with the exercise of 3,700,000 warrants in 1995 by a company owned by the officers. Accordingly, as of December 31, 1996 the Company accrued $1,350,000 for such tax reimbursements.

8.  RESEARCH AND DEVELOPMENT

    In October 1993, the Company entered into an agreement (R&D Agreement) with a research and development entity, Synergetics, Inc. (Synergetics), whereby Synergetics is to develop certain technologies related to automated speech recognition (the VoiceBox Technology). The president of the Company is one of seven members of the board of directors of Synergetics, and the majority shareholders of the Company own less than five percent of the common stock of Synergetics. Under the terms of the agreement, the Company owns intellectual property rights, and technologies and technology rights that are developed by Synergetics. The Company agreed to provide all funding necessary for Synergetics to develop commercially viable technologies. There is no minimum requirement or limit with respect to the amount of the funding to be provided by the Company. However, under the terms of the agreement the Company is obligated to use its best efforts in raising the necessary funding for the engineering, development, manufacturing and marketing of the VoiceBox Technology. In October 1993, the Company agreed to pay Synergetics a royalty of 10% of gross revenues from sales of its automated speech recognition technologies. The Company has not yet licensed its technologies, and consequently, Synergetics has not recorded any revenues from royalty payments. Under the terms of the agreement, the Company paid to Synergetics $4,758,012 and $2,704,165 in 1996 and 1995, respectively, for research and development efforts (see Note 11).

    The Company presently anticipates that it will complete a working demonstration of its automated speech recognition technologies and that PTO will issue the initial patent during the first half of 1997. Assuming issuance of the patent, as described above, the Company anticipates that it will thereafter enter into license and/or original equipment manufacture agreements with third parties, which could result in revenues prior to the end of the first half of 1997.

9.  INCOME TAXES

    At December 31, 1996, net deferred tax assets, before considering the valuation allowance, totaled $7,802,776. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance for all net deferred tax assets. Accordingly, because of recurring losses and the valuation allowance, there is no provision for income taxes in the accompanying statements of operations. The net change in the valuation allowance was $5,218,894 for the year ended December 31, 1996.

    The Company has available at December 31, 1996, unused federal operating loss carryforwards of approximately $16,870,000 and unused state operating loss carryforwards of approximately $17,685,000, which may be applied against future taxable income and which expire in various years beginning in 2008 through 2011.

    The temporary differences and carryforwards which give rise to the deferred tax assets (liabilities) as of December 31, 1996 are as follows:

    Deferred tax assets:
       Net operating losses:
         Federal                                                $   5,737,199
         State                                                        884,388
       Research and development credits                               551,980
       Payables to cash-basis related parties                         153,580
       Accrued bonus                                                  503,550
                                                                --------------
       Total                                                        7,830,697
                                                                --------------
     Deferred tax liabilities:
       Depreciation                                                   (27,621)
       Intangibles                                                       (300)
                                                                --------------
       Total                                                          (27,921)
                                                                --------------
     Net deferred tax asset before valuation allowance              7,802,776
     Valuation allowance                                           (7,802,776)
                                                                --------------
     Net deferred tax asset                                           NONE
                                                                ==============

    A reconciliation of income tax expense at the federal statutory rate to the company's effective rate is as follows:


                                                                    1996             1995
                                                                ------------     ------------
      Computed tax at the expected statutory rate                  34.00 %          34.00 %
      State and local income taxes, net of federal benefit          3.00             3.00
      Valuation allowance                                         (37.00)          (37.00)
                                                                ------------     ------------
      Income tax expense                                            0.00 %           0.00 %
                                                                ============     ============

10. COMMITMENTS AND CONTINGENCIES

    Employment Agreements - On November 1, 1996, the Company entered into three employment contracts with senior officers which expire on December 31, 2000. The future minimum salary payments required on these contracts are as follows as of December 31, 1996:

     Year ending December 31:
       1997                                               $       975,000
       1998                                                     1,275,000
       1999                                                     1,650,000
       2000                                                     2,250,000
       2001                                                     1,875,000
                                                          ----------------
       Total                                               $    6,150,000
                                                          ================

    Litigation - The Company is involved in litigation as part of its normal business operations. In management's opinion, the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial position, results of operations, or cash flows.

    Lease Agreement - The Company has a long-term operating lease agreement for office space. The future aggregate minimum obligations under this operating lease as of December 31, 1996 are as follows:

     Years ending December 31:
       1997                                                   $   340,672
       1998                                                       340,672
       1999                                                       340,672
       2000                                                       340,672
       2001                                                       340,672
       Thereafter                                                 958,549
                                                              ------------
       Total                                                  $ 2,661,909
                                                              ============

    Rental expense under operating lease agreements was $130,298 and $24,000 for the years ending December 31, 1996 and 1995, respectively.

11. SUBSEQUENT EVENTS

    In March 1997, the Company reached an agreement in principle with Synergetics (Note 8) to modify the R&D Agreement with regard to the development and assignment of the Company's VoiceBox Technology. Until March 1997, Synergetics had compensated engineers, employees, members of its development team, and other financial backers, in part, with the issuance of "Project Shares" granting the holders of such shares the right to share pro rata in future royalty payments. In addition to issuance of Project Shares, Synergetics had made loans and advances to some members of its project team (collectively, the Advances) on a non-recourse basis. Repayment of the Advances was secured by future disbursements under the Project Shares.

    Pursuant to a Memorandum of Understanding executed by the Company dated March 13, 1997, Synergetics and the principal shareholder of Synergetics agreed to modify the R&D Agreement as follows:

    * The rights and obligations of Synergetics under the R&D Agreement, including the royalty, will be assigned to a newly created wholly-owned subsidiary of the Company, fonix(TM) Acquisition (Acquisition);

    * Acquisition will also assume the obligations of Synergetics to all holders of Project Shares;

    * The Company and Acquisition will release Synergetics from any further obligation or duty under the R&D Agreement;

    * In consideration for the assignment of the rights to the royalty by Synergetics to Acquisition, the Company will issue warrants to Synergetics and the holders of Project Shares to acquire, in the aggregate, up to 4,800,000 shares of the Company's common stock at an exercise price of $10.00 per share (the Warrants). A holder of Project Shares will be entitled to receive Warrants to purchase 800 shares of the Company's common stock for each Project Share held; provided, however, that the number of Warrants to be issued will be reduced by the amount of one Warrant for each $37.50 in Advances;

    * The Warrants will become exercisable subject to progress made in further development of the VoiceBox Technology and the first to occur of (i) a minimum daily closing bid price for shares of the Company's common stock of $37.50 for a period of at least 15 consecutive trading days, or (ii) thirty months from the date the Warrants are issued.
       The exercise date shall be accelerated upon certain business combinations or reorganizations, such as a merger, involving the Company. The terms relating to development of the VoiceBox Technology will be subject to a confidentiality and non-disclose agreement and covenants;

    * In consideration of the assumption by Acquisition of the obligations of Synergetics, the release of Synergetics from its further duties under the R&D Agreement, and the issuance of the Warrants to Synergetics and holders of Project Shares, the royalty and Project Shares tendered in exchange for Warrants will be canceled;

    * Effective March 1997, the Company employed certain former members of the Synergetics project team as employees of the Company on terms and conditions approximately equivalent to the terms and conditions of their prior employment with Synergetics, and including the right to participate in the Company's employee stock option plans; and

    * The Company engaged the founder and principal stockholder of Synergetics as a consultant to assist with the further development of the VoiceBox Technology.

    The parties to the Modification Agreement have acknowledged the consummation of the transactions described above will require, among other things, execution of definitive agreements and compliance with applicable federal and state laws, including securities laws. Those agreements will include standard terms and provisions that are typical of such transactions, including mutual releases and indemnification covenants. Synergetics has other business interest and activities and will continue to conduct its business in the usual course following the closing.

    Private Placement - Based on prior commitments of the Company and the accepted filing of a New York state registration, the Company completed a subscription agreement in March 1997 in which the Company issued 150,000 restricted shares of stock for cash proceeds of $375,000 ($2.50 per share).

                                  * * * * * *