Form 10-Q
period 1997-03-31
FONIX CORP
filed 1997-05-15
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from___________to_______________

Commission file number    0-23862

                              fonix corporation
          (Exact name of registrant as specified in its charter)

      Delaware                                       22-2994719
(State of Incorporation)                (I.R.S. Employer Identification No.)

                 60 East South Temple Street, Suite 1225
                         Salt Lake City, UT 84111
          (Address of principal executive offices and zip code)

                               (801) 328-0161
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

As of May 13, 1997, 41,731,563 shares of the issuer's Common Stock, par value $.0001 per share, were issued and outstanding.

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

      The interim financial statements required by Rule 10-01 of Regulation S-X follow immediately.

                               fonix corporation
                         [A Development Stage Company]

                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                 (Unaudited)       (Audited)
                                                                                  March 31,       December 31,
                                                                                    1997              1996
                                                                               --------------    --------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                  $  21,243,947     $  22,805,786
    Notes Receivable                                                               1,883,600         1,000,000
    Interest receivable                                                               87,445           157,643
    Prepaid Assets                                                                    39,792             4,172
                                                                               --------------    --------------
         Total Current Assets                                                     23,254,784        23,967,601

Equipment, net of accumulated depreciation of $146,645 and $80,232                 1,439,474         1,279,746

Intangible assets, net of accumulated amortization of $3,936 and $3,107               53,243            53,011

Other assets                                                                          39,647            30,912
                                                                               --------------    --------------
                                                                               $  24,787,148     $  25,331,270
                                                                               ==============    ==============
                      LIABILITITES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $     235,406     $     307,931
    Accounts payable - related party                                                  38,614           411,743
    Accrued expenses                                                               1,580,110         1,464,049
    Convertible debenture                                                            500,000           500,000
    Notes payable                                                                 18,269,888        16,377,358
                                                                               --------------    --------------
         Total Current Liabilities                                                20,624,018        19,061,081
                                                                               --------------    --------------
Stockholders' equity:
    Preferred stock                                                                     -                 -
    Common stock                                                                       4,203             4,163
    Additional paid-in capital                                                    26,864,197        26,107,833
    Accumulated deficit                                                          (22,705,270)      (19,841,807)
                                                                               --------------    --------------
         Total stockholders' equity                                                4,163,130         6,270,189
                                                                               --------------    --------------
                                                                               $  24,787,148     $  25,331,270
                                                                               ==============    ==============

   See accompanying notes to condensed consolidated financial statements.

                               fonix corporation
                          [A Development Stage Company]

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 [Unaudited]

                                                                                      October 1,
                                                        Three months ended               1993
                                                             March 31,               (inception) to
                                                 --------------------------------       March, 31
                                                      1997             1996               1997
                                                 --------------    --------------    --------------
Revenues                                         $        -        $        -        $        -
                                                 --------------    --------------    --------------
Expenses:
    General and administrative                       1,293,391           363,202        10,592,949
    Research and development                         1,610,058           816,661        12,481,057
                                                 --------------    --------------    --------------
        Total expenses                               2,903,449         1,179,863        23,074,006
                                                 --------------    --------------    --------------
Loss from operations                                (2,903,449)       (1,179,863)      (23,074,006)
                                                 --------------    --------------    --------------
Other income (Expenses):
    Interest income                                    305,549           126,614         1,698,006
    Interest (expense)                                (265,563)         (103,938)       (1,359,818)
                                                 --------------    --------------    --------------
        Total Other Income (Expenses)                   39,986            22,676           338,188
                                                 --------------    --------------    --------------
Loss before extraordinary item                      (2,863,463)       (1,157,187)      (22,735,818)

Extraordinary item-
    Forgiveness of debt                                   -                 -               30,548
                                                 --------------    --------------    --------------
Net Loss                                         $  (2,863,463)    $  (1,157,187)    $ (22,705,270)
                                                 ==============    ==============    ==============
Loss per common share:
    Loss before extraordinary items              $       (0.07)    $       (0.04)    $       (0.93)
    Extraordinary item                                    Nil               Nil               Nil
                                                 --------------    --------------    --------------
Loss per common share                            $       (0.07)    $       (0.04)    $       (0.93)
                                                 ==============    ==============    ==============
Weighted average shares                             41,834,372        31,118,026        24,403,470
                                                 ==============    ==============    ==============

  See accompanying notes to condensed consolidated financial statements fonix corporation
                         [A Development Stage Company]

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents
                                  [Unaudited]

                                                                                      October 1,
                                                                                 Three months ended               1993
                                                                                      March 31,               (inception) to
                                                                          --------------------------------       March, 31
                                                                               1997             1996               1997
                                                                          --------------    --------------    --------------
Cash flows from development activities:
    Net loss                                                              $  (2,863,463)    $  (1,157,187)    $ (22,705,270)
    Adjustments to reconcile net loss to net cash
      used in development activities:
        Common stock issued for services                                        331,406              -            1,655,676
        Additional compensation expense recorded in
          accordance with APB Opinion No. 25                                       -                 -            2,282,900
        Write-off of assets received in acquisition                                -                 -                1,281
        Depreciation and amortization                                            66,178             4,999           150,578
        Non cash gain on forgiveness of debt                                       -                 -              (30,548)
        Changes in assets and liabilities:
            (Increase)  decrease in interest receivable                          70,198           (28,152)          (87,445)
            (Increase) in prepaid assets                                        (35,620)             -              (39,792)
            (Increase) in other assets                                           (8,735)                            (39,647)
            Increase (decrease) in accounts payable                             (72,525)          (97,212)        1,870,675
            Increase (decrease) in accounts payable - related party            (373,129)                             38,614
            Increase  (decrease) in accrued expenses                            116,061           (13,530)        1,672,028
                                                                          --------------    --------------    --------------
        Net cash used in operating activities                                (2,769,629)       (1,291,082)      (15,230,950)
                                                                          --------------    --------------    --------------
Cash flows from investing activities:
    Purchase of equipment                                                      (226,140)          (74,393)       (1,586,118)
    Investment in intangible assets                                                -               (9,598)          (57,179)
    Investment in notes receivable                                             (883,600)         (800,000)       (1,883,600)
    Payment of notes receivable                                                    -                 -                 -
                                                                          --------------    --------------    --------------
        Net cash used in investing activities                                (1,109,740)         (883,991)       (3,526,897)
                                                                          --------------    --------------    --------------
Cash flows from financing activities:
    Net increase in revolving note payable                                    1,892,530         2,782,753        18,269,888
    Proceeds  from notes payable                                                   -                 -            2,351,667
    Payment of notes payable                                                       -                 -           (1,779,806)
    Proceeds from issuance of convertible debenture                                -                 -              500,000
    Proceeds from issuance of common stock                                      425,000         2,593,763        20,660,045
                                                                          --------------    --------------    --------------
        Net cash provided by financing activities                             2,317,530         5,376,516        40,001,794
                                                                          --------------    --------------    --------------
Net increase (decrease) in cash and cash equivalents                         (1,561,839)        3,201,443        21,243,947

Cash and cash equivalents at beginning of period                             22,805,786         7,849,610              -
                                                                          --------------    --------------    --------------
Cash and cash equivalents at end of period                                $  21,243,947     $  11,051,053     $  21,243,947
                                                                          ==============    ==============    ==============

                                  [Continued]
                              fonix corporation
                         [A Development Stage Company]

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents
                                  [Unaudited]

                                                                                      October 1,
                                                                                 Three months ended               1993
                                                                                      March 31,               (inception) to
                                                                          --------------------------------       March, 31
                                                                               1997             1996               1997
                                                                          --------------    --------------    --------------
Supplemental disclosure of cash flow information:
    Cash paid during the year for:

        Interest paid                                                     $     247,785     $     117,468     $   1,136,251

        Income taxes paid                                                 $        -        $        -        $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:

    For the three months ended March 31, 1997:

    The Company issued 155,000 shares of common stock to unrelated parties for consulting fees valued at $331,406.

    For the three months ended March 31, 1996:

    The Company issued 220,000 shares of common stock to unrelated parties for finders fees valued at $304,000.








     See accompanying notes to consolidated financial statements fonix (TM) corporation
                       [A Development Stage Company]
                Notes to Consolidated Financial Statements
                               [Unaudited]

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The accompanying financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim information and pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
      principles for complete financial statements.   In the opinion of
      management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in the accompanying interim financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

      Research and Development - All payments for research and development are charged to research and development expense as incurred. None of these costs are capitalized since the Company does not have a product that meets applicable capitalization requirements.

      Recently Enacted Accounting Standards - In February 1997, SFAS Nos. 128, "Earnings Per Share" and 129, "Disclosures of Information about Capital Structure" were issued. SFAS No. 128 changes the computation, presentation, and disclosure requirements of earnings per share (EPS) for entities with publicly held common stock. SFAS No. 129 addresses standards for disclosing information about an entity's capital structure. Although such statements are not effective until December 31, 1997, had such statements been adopted for the three months ended March 31, 1997, the effect would not be significant.

2.  CASH MANAGEMENT PROGRAM - NOTE RECEIVABLE

      At March 31, 1997 the Company had an unsecured note receivable from an unrelated third party in the amount of $1,000,000 which bears interest at 12% per annum and is due and payable thirty days after written notice from the Company. Subsequent to March 31, 1997, the Company received a $500,000 payment, reducing the balance of the note receivable to $500,000.

      At March 31, 1997 the Company had a secured note receivable from an unrelated third party in the amount of $700,000 which bears interest at 12% per annum and is due and payable on June 29, 1997.

      At March 31, 1997 the Company had a secured note receivable from an unrelated third party in the amount of $183,600 which bears interest at 12% per annum. The balance was paid in full when due on May 14, 1997.

3.   EQUIPMENT

      Equipment consists of the following at March 31, 1997:

       Furniture and fixtures                             $     617,279
       Computer equipment                                       899,469
       Leasehold improvements                                    69,370
                                                         ---------------
       Total                                                  1,586,118
       Less accumulated depreciation and amortization          (146,644)
                                                         ---------------
       Total                                              $   1,439,474
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

5.     NOTE PAYABLE

        At March 31, 1997, the Company had a revolving note payable to a bank in the amount of $18,269,888 which bears interest at the rate of 5.8%.
        This note payable was due April 30, 1997, and is secured by a certificate of deposit in the amount of $20,000,000. Subsequently, similar terms were negotiated to extend the maturity date of the note for approximately 90 days.

6.     STOCKHOLDERS' EQUITY

        Issuance of Stock - During the three months ended March 31, 1997, the Company issued 405,000 shares of common stock. 150,000 of such shares were issued to an unrelated private investor, 250,000 of such shares were issued upon the exercise of previously granted warrants, and 5,000 of such shares were issued to an unaffiliated individual for services rendered.

        Preferred Stock - In 1994, the Company amended its articles of incorporation to authorize the issuance of Series A Preferred stock. As of March 31, 1997 the Company's board of directors and shareholders had not yet authorized the issuance of preferred stock or determined the dividend rate, liquidation preferences, participation rights, or redemption requirements of the stock.

        Funding Agreement - In October 1995, the Company entered into a funding arrangement with a private investment entity. Under the terms of the agreement, the investor agreed to invest $6,050,000 ("Funding Commitment") over an 11 month period in return for which the Company agreed to issue a total of 11,562,500 shares of the Company's common stock, and a $500,000 debenture which is convertible into 166,667 Series A Preferred Stock or 166,667 shares of common stock. The Company received $3,945,000 (which included the $500,000 convertible debenture) and $2,105,000 of the Funding Commitment in 1996 and 1995, respectively.

        Stock Options and Warrants - On March 10, 1997, the Company's board of directors approved a stock option plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares available for issuance is 7,500,000. The term of options granted under the plan is ten years from the date of grant. On March 13, 1997, 300,000 shares were granted to certain directors and officers of the Company with an exercise price of $7.13, which is the closing market price of the stock on the date the options were granted. None of these options have been exercised.

        During 1996, employees were granted an aggregate of 71,000 stock options as signing incentives. The exercise price of such options is the closing market price of the stock on the date the options were granted. These options are exercisable at any time beginning six months after the date of grant and expire July 30, 2006.

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

        In April 1995, the disinterested directors of the Company approved the issuance of warrants to purchase 3,700,000 shares of common stock to an entity owned and controlled by three individuals who were then and are now directors, executive officers and greater than 10% beneficial owners of the Company, in lieu of payment of $1,417,100 in management fees for services previously rendered, due from the Company to the entity controlled by those individuals.

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

        As part of a September 1994 restated stock purchase agreement, the Company granted a shareholder the right to purchase 500,000 warrants at $.10 for the purchase of common stock pursuant to Regulation S. In December 1995 the 500,000 warrants were purchased for $50,000. At the time of the purchase of said warrants, the rights were assigned to two foreign entities which purchased the 500,000 shares for $500,000.

        A summary of the status of the options granted under the Company's stock option plan and employment agreements for the three months ended March 31, 1997 is as follows:

                                                                              Weighted
                                                                               Average
                                                             Stock            Exercise
                                                            Options             Price
                                                         --------------    --------------
        Outstanding at beginning of period                  4,626,000        $     4.06
        Granted                                               300,000              7.13

        Exercised                                                -                 -
        Forfeited                                                -                 -
        Canceled                                             ( 25,000)             5.00
                                                         --------------    --------------
        Outstanding at end of period                        4,901,000        $     4.26
                                                         ==============    ==============
        Exercisable at end of period                        3,246,000        $     4.06
                                                         ==============    ==============
        Weighted average fair value of options
          granted during the period                                          $      .46
                                                                           ==============

        A summary of the status of the options outstanding under the Company's stock option plans and employment agreements at March 31, 1997 is presented below:

                             Options Outstanding                           Options Exercisable
        -------------------------------------------------------       -----------------------------
                                        Weighted
                                         Average       Weighted                          Weighted
            Range of                    Remaining       Average                          Average
           Exercise         Number     Contractual     Exercise         Number           Exercise
            Prices       Outstanding      Life           Price        Exercisable          Price
        $2.97 - 3.66       155,000      9.3 years    $   3.55            36,000        $     3.18
         4.06            4,400,000      9.1 years        4.06         3,200,000              4.06
         5.00 - 5.06        26,000      9.6 years        5.00
         7.13 - 9.31       320,000      9.9 years        7.24            10,000
        -------------    -----------   -----------   ----------      -------------     ------------
        $2.97 - 9.31     4,901,000      9.20 years   $   4.26         3,246,000        $     4.06
        =============    ===========   ===========   ==========      =============     ============

        A summary of the status of the warrants granted by the Company during the three months ended March 31, 1997 is presented below:


                                                        March 31, 1997
                                                  --------------------------
                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                     Shares           Price
                                                  ------------   -----------
         Outstanding at beginning of period          600,000       $   1.63
         Granted                                        -              -
         Exercised                                  (250,000)          1.40
         Forfeited                                      -              -
         Canceled                                       -              -
                                                  ------------   -----------
          Outstanding at end of period               350,000       $   1.80
                                                  ============   ===========

        A summary of the status of the warrants outstanding from the Company at March 31, 1997 is presented below:


                         Warrants Outstanding                                Exercisable
        -------------------------------------------------------       -----------------------------
                                        Weighted
                                         Average       Weighted                          Weighted
            Range of                    Remaining       Average                          Average
           Exercise         Number     Contractual     Exercise         Number           Exercise
            Prices       Outstanding      Life           Price        Exercisable          Price
         $  .5             130,000      1.2 years    $    0.50         130,000          $    0.50
           2.00            120,000      1.0 years         2.00         120,000               2.00
           3.24            100,000      2.0 years         3.24         100,000               3.24
        ------------     -----------   -----------   ----------       -----------       ----------
         $.50 - 3.24       350,000      1.4 years    $    1.80         350,000          $    1.80
        ============     ===========   ===========   ==========       ===========       ==========

7.     RELATED PARTY TRANSACTIONS

        Related party transactions with a company owned by the majority shareholders not otherwise disclosed for the three months ended March 31, 1997 were as follows:


                                                              1997
                                                          ------------
        Expenses:
           Management fees expense                              None
           Interest expense                                     None
           Rent expense                                        19,300

         Payables:
           Accounts payable                                    38,614
           Accrued expenses                                 1,350,000


        The Company rents office space from a company owned by three individuals who each are executive officers, directors and 10% beneficial owners under a month-to-month lease. The lease to the company owned by these individuals is guaranteed by them.

        During 1996, the disinterested members of the Company's Board of Directors authorized the Company to reimburse certain officers for any taxes payable by the officers in conjunction with the exercise of 3,700,000 warrants in 1995 by a company owned by the officers. Subsequent to March 31, 1997, the Company paid these officers $2,058,536 for such tax reimbursements.

8.     RESEARCH AND DEVELOPMENT

        In October 1993, the Company entered into an agreement (the "Synergetics Agreement") with a research and development entity, Synergetics, Inc. ("Synergetics"), whereby Synergetics was to develop certain technologies related to the Company's automated speech recognition technology ("ASRT"). The president of the Company is one of seven members of the board of directors of Synergetics, and the majority shareholders of the Company own less than five percent of the common stock of Synergetics. The Synergetics Agreement was subsequently modified (the Synergetics Agreement, together with any modifications thereto are referred to herein as the "Synergetics Agreements"). Under the terms of the Synergetics Agreements, the Company acquired intellectual property rights, and technologies and technology rights that were developed by Synergetics. The Company agreed to provide all funding assets necessary for Synergetics to develop commercially viable technologies. There was no minimum requirement or limit with respect to the amount of the funding to be provided by the Company. However, under the terms of the Synergetics Agreements the Company was obligated to use its best efforts in raising the necessary funding for the engineering, development, manufacturing and marketing of the ASRT. As part of the Synergetics Agreements, the Company agreed to pay Synergetics a royalty of 10% of gross revenues from sales of its ASRT. The R&D Agreement was restated in March of 1995. The R&D Agreement and the Restated Agreement are referred to collectively as the "Synergetics Agreements." The Company has not yet licensed its technologies, and consequently, Synergetics has not recorded any revenues from royalty payments. Under the terms of the Synergetics Agreement, the Company paid to Synergetics $1,361,977 and $816,661 for the three months ended March 31, 1997 and 1996, respectively, for research and development efforts. The Company incurred total research and development costs of $1,610,058 and $816,661 for the three months ended March 31, 1997 and 1996 respectively.

        On March 13, 1997, the Company and Synergetics reached an agreement in principle represented by a Memorandum of Understanding (the "Memorandum") to modify the Synergetics Agreements with regard to the development and assignment of the Company's ASRT. Until March 1997, Synergetics had compensated engineers, employees, members of its development team, and other financial backers, in part, with the issuance of "Project Shares" granting the holders of such shares the right, up to defined limits, to share pro rata in future royalty payments. In addition to issuance of Project Shares, Synergetics had made loans and advances to some members of its project team (collectively, the "Advances") on a non-recourse basis. Repayment of the Advances was secured by future disbursements under the Project Shares.

        The Memorandum modifies the Synergetics Agreements as follows:

        * The rights and obligations of Synergetics under the R&D Agreement, including the royalty, will be assigned to a newly created wholly-owned subsidiary of the Company, fonix Acquisition
             ("Acquisition");

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

        * The Warrants will become exercisable subject to progress made in further development of the ASRT Technology and the first to occur of (i) a minimum daily closing bid price for shares of the Company's common stock of $37.50 for a period of at least 15 consecutive trading days, or (ii) thirty months from the date the Warrants are issued. The exercise date shall be accelerated upon certain business combinations or reorganizations, such as a merger, involving the Company. The terms relating to development of the ASRT Technology will be subject to a confidentiality and non-disclosure agreement and covenants;

        * In consideration of the assumption by Acquisition of the obligations of Synergetics, the release of Synergetics from its further duties under the Synergetics Agreements, and the issuance of the Warrants to Synergetics and holders of Project Shares, the royalty and Project Shares tendered in exchange for Warrants will be canceled;

        * Effective March 1997, the Company employed certain former members of the Synergetics project team as employees of the Company on terms and conditions approximately equivalent to the terms and conditions of their prior employment with Synergetics, and including the right to participate in the Company's employee stock option plans; and

        * The Company engaged the founder and principal stockholder of Synergetics as a full-time consultant to assist with the further development of the ASRT.

        The parties to the Memorandum have acknowledged the consummation of the transactions described above will require, among other things, execution of definitive agreements and compliance with applicable federal and state laws, including securities laws. Those agreements will include standard terms and provisions that are typical of such transactions, including mutual releases and indemnification covenants. Synergetics has other business interests and activities and will continue to conduct its business in the usual course following the closing.

        The Company presently anticipates that the U.S. Patent and Trademark Office will issue the initial patent describing 36 claims on June 17, 1997. Assuming issuance of the patent, as described above, the Company anticipates that it will thereafter enter into license and/or original equipment manufacturer agreements with third parties, which could result in revenues prior to the end of 1997.

9.     INCOME TAXES

        At March 31, 1997, net deferred tax assets, before considering the valuation allowance, totaled approximately $8,800,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance for all net deferred tax assets. Accordingly, because of recurring losses and the valuation allowance, there is no provision for income taxes in the accompanying statements of operations. The net change in the valuation allowance was approximately $997,224 for the three months ended March 31, 1997.
        The Company has available at March 31, 1997, unused federal operating loss carryforwards of approximately $19,700,000 and unused state operating loss carryforwards of approximately $20,500,000, which may be applied against future taxable income and which expire in various years beginning in 2008 through 2011.

10.    COMMITMENTS AND CONTINGENCIES

        Employment Agreements - On November 1, 1996, the Company entered into three employment contracts with executive officers which expire on December 31, 2001. The minimum salary payments required on these contracts are as follows:

        Year Ending December 31:
          1997                                     $      787,500
          1998                                          1,025,000
          1999                                          1,337,500
          2000                                          1,750,000
          2001                                          1,875,000
                                                   ---------------
          Total                                    $    6,775,000
                                                   ===============

        Litigation - On February 10, 1997 an action (the "Palomba Action") was filed against the Company and six of its directors. The Palomba Action is a derivative action seeking relief on behalf of all shareholders for the benefit of the Company. The Palomba Action alleges that certain employee directors caused the Company to engage in a series of loan transactions with K.L.S. Enviro Resources, Inc. and thereafter appropriated for themselves certain corporate opportunities resulting from such loan transactions. A settlement agreement in principle was reached prior to service of the complaint and is currently being documented. The settlement agreement will be subject to the approval of the court and will not cost the Company anything except incidental attorneys fees. The terms of the settlement are confidential until approved by the court. Because of market factors, it is not presently possible to predict the amount of benefit to the Company under the settlement.

        Lease Agreement - The Company has a long-term operating lease agreement for office space with an unrelated party. The future aggregate minimum obligations under this operating lease are as follows:

        Years ending December 31:
          1997                                           $     340,672
          1998                                                 340,672
          1999                                                 340,672
          2000                                                 340,672
          2001                                                 340,672
          Thereafter                                           958,549
                                                         --------------
          Total                                          $   2,661,909
                                                         ==============

11.    SUBSEQUENT EVENTS

        Subsequent to March 31, 1997 the Company paid $2,058,536 to reimburse certain officers for any taxes payable by the officers in conjunction with the exercise of 3,700,000 warrants in 1995 by a company owned by the officers (See Note 7 - Related Party Transactions).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

  THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED "FACTORS AFFECTING FUTURE OPERATING RESULTS."

  Overview

      fonix is a development-stage company engaged in scientific research and development of proprietary Automated Speech Recognition Technologies ("ASRT") comprised of components which may be licensed in whole or in part. The Company has completed the core technologies related to the ASRT such that they are available for third-party licensing and co-development. Heretofore, on advice of intellectual property counsel, the Company has not licensed the ASRT to any third party vendor or co-developer pending receipt of formal notice of allowance of its initial patent application. Having received such notice of allowance, the Company is presently engaged in discussions with potential licensees and co-developers. However, the Company has to date received no revenues from operations, including licenses, and there can be no assurance that revenues from operations will be received in the future.

      The Company's primary development objective is to further develop the main components of its ASRT and certain supplemental technologies. The Company's initial marketing direction is to focus on licensing its ASRT to third parties and co-developers. These licenses will be made broadly available to many segments of the computer industry, including application software, operating systems, computers and microprocessor chips, and research and development entities worldwide, including academia, government, industry and commercial speech product developers who may want to take advantage of the Company's ASRT or related technologies in their existing products. The Company will sell or license its ASRT or related technologies on terms advantageous to the Company. Run-time product license royalty rates will vary according to applications, sales volumes, and end-user pricing of products using the ASRT. The Company will reserve exclusive rights in some fields of use for the internal development of high value end-user products and applications.

  Results of Operations

      Research and Development

      The Company's scientific research and development activities historically have been conducted by an unaffiliated third party, Synergetics, Inc. ("Synergetics") pursuant to product development and assignment contracts between the Company and Synergetics (the "Synergetics Agreements"). Under that arrangement, Synergetics provided personnel and facilities, and the Company financed such scientific research and development activities on an as-required basis. There was no minimum requirement or limit with respect to the amount of funding the Company was obligated to provide to Synergetics under the Synergetics Agreements, and the Company was obligated to use its best efforts in raising all of the necessary funding for the development of the ASRT. The amounts of payments to Synergetics pursuant to the Synergetics Agreements were determined as Synergetics submitted weekly pre-authorized work orders and budgets, which were then reviewed and approved by the Company. All funds paid to Synergetics have been accounted for by the Company as research and development expense. Moreover, under the Synergetics Agreements, the Company, if and when the Company began receiving revenue from sales of the ASRT or products incorporating the ASRT, was obligated to pay the Royalty to Synergetics. On March 13, 1997, the Company and Synergetics reached an agreement in principle represented by a Memorandum of Understanding (the "Memorandum" ) to modify the Synergetics Agreements with regard to the development and assignment of the Company's ASRT. Under the Memorandum, and further assuming that the definitive agreements relating thereto are executed and the other preconditions to the effectiveness of the Memorandum are satisfied, of which there can be no assurance, the Company will no longer have any obligation to pay to Synergetics the Royalty or any percentage of the gross revenue received from entering into licensing and/or co-development agreements or otherwise from the manufacture of products incorporating the ASRT. The Company does not expect there to be a material change to research and development spending as a result of the Memorandum.

      As a development stage company which has not yet licensed its ASRT, the Company has not received any revenues from operations. During the three months ended March 31, 1997 the Company incurred research and development expenses of $1,610,058 an increase of $793,397 or approximately 97 percent over the three months ended March 31, 1996. This increase is due in part to increases in research and development personnel. The Company anticipates similar or increased research and development costs as it continues to develop and market its technologies.

      Operating Losses

      General and administrative expenses were $1,293,391 and $363,202, respectively, for the three months ended March 31, 1997 and March 31, 1996. This increase over the comparable period was due primarily to increases in salaries, rents, legal fees, accounting fees and other outside services. Due to the lack of revenues and these general and administrative and research and development expenses, the Company has incurred losses from operations of $2,903,449 and $1,179,863 for the three months ended March 31, 1997 and 1996, respectively. Income from other income and expenses was $39,986 for the three months ended March 31, 1997, an increase of $17,310 over the three months ended March 31, 1996. This increase was due primarily to increases in interest income from the Company's cash management program . The Company has not incurred any losses from its cash management program. At March 31, 1997, the Company had an accumulated deficit of $22,705,270 and stockholders' equity of $4,163,130. The Company anticipates that its investment in ongoing scientific research and development of the ASRT and artificial intelligence and compression/decompression technologies will continue at present or increased levels for at least the remainder of fiscal 1997.

  Liquidity and Capital Resources

      The Company's current assets exceeded its current liabilities by $2,630,766 at March 31, 1997 and $4,906,520 at December 31, 1996. The
  current ratio of assets to liabilities was 1.12 at March 31, 1997 as compared with 1.26 at December 31, 1996. Current assets decreased by $712,817 to $23,254,784 from December 31, 1996 to March 31, 1997. Current liabilities increased by $1,562,937 to $20,624,018 during the same period. The decrease in working capital over this period is primarily attributable to minimal sales of the Company's securities during the three months ended March 31, 1997. Total assets were $24,787,148 at March 31, 1997 as compared to $25,331,270 at December 31, 1996.

      From its inception, the Company's principal source of operating capital has been private and other exempt sales of the Company's equity securities. Private and other exempt sales of the Company's securities resulted in net cash proceeds of $425,000 for the three months ended March 31, 1997.

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

      The Company has an established relationship with a major regional federally insured financial institution pursuant to which the Company has entered into an agreement allowing it to borrow against its own funds on deposit with the institution. As of December 31, 1996, the Company had funds on deposit of $20,000,000, and the Company owed $16,377,358 to the institution. As of March 31, 1997, the Company had funds on deposit of $20,000,000, and the Company owed the institution $18,269,888, which obligation matured on April 30, 1997. The relationship with the institution is re-negotiated quarterly to enhance the earning potential to the Company of that deposit. On April 30, 1997 the Company and the institution agreed to extend the term of the borrowing relationship for an additional three-month term on comparable competitive terms. The rate of interest paid by the institution for the Company's funds on deposit at the institution and the interest rate paid to the Company by the institution is a net difference of 1%. Interest income and expense is payable monthly and the principal amount is payable in full at maturity.

      Presently, the Company anticipates that it will need to raise additional funds to be able to satisfy its cash requirements during the next twelve months. The scientific research and development, corporate operations and marketing expenses will continue to require additional capital. Because the Company presently has no revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements until such time as the Company is able to enter into acceptable third party licensing or co-development arrangements such that it will be able to finance ongoing
  operations out of license,  royalty and sales revenue.   There can be no
  assurance that the Company will be able to enter into acceptable third party licensing or co-development agreements. Furthermore, the issuance of equity securities or other securities which are or may become convertible to the equity securities of the Company in connection with such financing would result in dilution to the shareholders of the Company.

      In connection with the Memorandum, 55 employees of Synergetics became full-time or part-time employees of the Company. Taking account of these employees, the Company presently employs 61 persons and has a need for approximately 15 additional scientific professionals and 10 additional technology asset managers.

      The Company has no plans to purchase any new plants or expand beyond any existing facility.

  Factors Affecting Future Operating Results

      Notwithstanding the Company's efforts and planning, any one or more of several factors could delay, obstruct or otherwise hinder the Company's ability to achieve its objectives or cause actual results of operations to materially differ from expected or anticipated results including, without limitation, those which are expressed in forward-looking statements contained in this Report. Included among such factors could be the following:

      Development Stage of Technology

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

      Unproven Market; Risks of New Technology

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

      Competition and Technological Change

      The computer hardware and software industries into which the ASRT would be introduced are highly competitive. Several companies already manufacture and market computer speech recognition products against which products incorporating the ASRT will compete. Some, if not all, of those companies have greater experience in manufacturing and marketing speech recognition technology and products, and many have far greater financial and other resources than the Company and/or its potential licensees and co-developers, as well as broader name-recognition, more-established technology reputations, and mature distribution channels for their products. Additionally, as the market for automatic speech recognition expands and matures, the Company expects many more entrants into this already competitive arena. Computer technologies historically have changed and evolved at a rapid pace. Consequently, there can be no assurance that the Company will be able to keep pace with such rapid evolution in the industry. There can be no assurance that the distinguishing characteristics of the ASRT as completed and/or as may be enhanced in the future, and any products employing such technology will be sufficient to allow the Company to successfully compete in the marketplace.

       Ongoing Losses; Accumulated Deficit

       Since commencing its business of developing its ASRT, the Company has had no revenues from operations. Since inception, the Company has sustained ongoing losses associated with its research and development costs. As of March 31, 1997, the Company had an accumulated deficit of $22,468,174. Additional losses will be incurred in the future until such time as the Company is able to complete licensing or co-development arrangements with third parties.

      Need for Additional Financing

      The Company has spent, and will continue to spend, substantial amounts of money in connection with the research and development of its ASRT. During the three months ended March 31, 1997, the Company incurred total general and administrative and research and development expenses in the amount of $2,903,449. It is not presently possible for the Company to predict whether its present cash resources will be sufficient to enable the Company to complete the development of its ASRT. In the event that substantial amounts of additional financing are required, the Company does not believe it will be able to obtain such financing from traditional commercial lenders. Moreover, if additional funding is necessary, the Company likely will have to conduct additional sales of its equity securities. There can be no assurance that such additional equity financing will be available if and when, and in the amounts required, by the Company. Moreover, even if such financing is available if and when required, there can be no assurance that such financing will be obtained on terms that are favorable to the Company, and substantial and immediate dilution to existing shareholders likely would result.

      Controlling Interest of Related Parties

      Thomas A. Murdock, a director, executive officer and founding shareholder of the Company is the trustee of a voting trust into which is deposited a majority of the Company's issued and outstanding common stock which effectively gives Mr. Murdock control of the Company. The Company believes that it will be controlled by its founding shareholders for the foreseeable future.

      Lack of Diversification of the Company's Business

      The Company is not engaged in and does not intend to engage in any business other than the further development and marketing of its ASRT and certain related technologies.

       Intellectual Property Protection

       The Company has received formal notice of allowance from the United States Patent and Trademark Office for all 36 claims of its initial patent application. The patent is now in the process of being prepared by the Patent and Trademark Office for issuance. When a patent for such technology subsequently issues, as is anticipated on June 17, 1997, the Company will own such patent pursuant to the Synergetics Agreements and the Memorandum. However, there can be no assurance that such patent, when issued, would be incontestable to a user with prior rights. The Company is unaware of any facts or circumstances suggesting that the ASRT or the Company's anticipated use thereof infringes or will infringe any third party intellectual property rights. Regardless of the foregoing, there can be no assurance that the ASRT will not infringe upon third party intellectual property rights, nor can there be any assurance that a third party will not assert that the Company has infringed its intellectual property rights, in which case the Company could be involved in protracted and costly litigation which could seriously impede the Company's development or otherwise adversely affect its operations. Additionally, attempts may be made to copy or reverse engineer aspects of the ASRT, or to obtain, use or exploit information or methods which the Company deems proprietary. Policing the use of the ASRT and possible infringing technology is difficult and expensive. Litigation or other action may be necessary in the future to protect the Company's proprietary rights and to determine the validity and scope of the proprietary rights of others. Such litigation or proceedings could result in substantial costs and diversions of resources and management's attention, and could have a material adverse impact upon the Company's business, operating results and financial condition.

      Dependence on Key Personnel

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

                                   PART II

  Item 1.  Legal Proceedings.

      On February 10, 1997, an action (the "Palomba Action") was filed in the Delaware Chancery Court for New Castle County by Richard J. Palomba, the owner of approximately 15,000 shares of the Company's common stock, against the Company, six of its directors, and SMD, L.L.C. ("SMD"), a Utah limited liability company owned and controlled by Stephen M. Studdert, Roger D. Dudley and Thomas A. Murdock, each of whom is an executive officer and director of the Company and beneficially owns more than 10% of the Company's common stock. The complaint seeks no damages from the Company. The complaint alleges that certain of the individual employee director defendants wrongfully caused the Company to engage in a series of loan transactions with K.L.S. Enviro Resources, Inc., a Nevada corporation ("KLSE"), and thereafter appropriated to themselves certain corporate opportunities resulting from such loan transactions. The Complaint further alleges that the non-employee director defendants wrongfully acquiesced in or ratified the conduct of the employee-directors, and that all of the individual defendants breached their fiduciary duties to the Company. The Complaint seeks to compel an accounting for any alleged profits earned by the employee director defendants, equitable relief in the form of an order requiring certain of the employee director defendants to forfeit certain securities of KLSE they allegedly acquired in breach of their fiduciary duties to the Company, monetary damages in an unspecified amount, and costs and legal fees. A settlement agreement in principle was reached prior to service of the complaint and is currently being documented. The settlement agreement will be subject to the approval of the court and will not cost the Company anything except incidental attorneys fees. The terms of the settlement are confidential until approved by the court.

  Item 2.  Changes in Securities

      c. Unregistered sales of equity securities during quarter (other than in reliance on Regulation S).

      Recent Sales of Unregistered Securities. During the quarterly period ended March 31, 1997, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"), other than unregistered sales made in reliance on Regulation S under the Act, as follows:

      On January 1, 1997, a former employee exercised options to purchase 150,000 shares of common stock for the exercise price of $300,000, which amount was satisfied by cancellation of invoices due such employee for services rendered. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act. All of such common stock issued was issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or in compliance with an exemption.

      On February 12, 1997, the Company issued 100,000 shares of common stock to an individual upon the exercise of common stock purchase warrants previously issued. The aggregate consideration received by the Company upon the exercise of such warrants was $50,000. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act. All of such common stock issued was issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or in compliance with an exemption.

      On March 13, 1997, the Company issued options to purchase 200,000 shares of common stock to a director and 100,000 shares of common stock to an employee. All of such options were issued under the Company's 1997 Stock Incentive Plan without registration under the Act in reliance on Sections 3(b) and 4(2) of the Act and the rules and regulations promulgated thereunder. The exercise price of such options is $7.130 per share of common stock, which was the closing market price on the date of grant.

      On March 17, 1997, the Company offered and sold 100,000 shares of common stock to an unaffiliated private investor for the aggregate purchase price of $375,000. Such common stock was issued without registration under the Act in reliance on Sections 3(b) and/or 4(2) of the Act and Regulation D promulgated thereunder. All of such common stock was issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or in compliance with an exemption.

      On April 2, 1997, the Company granted options to purchase 25,000 shares of common stock to an employee. All of such options were issued under the Company's 1997 Stock Incentive Plan without registration under the Act in reliance on Sections 3(b) and 4(2) of the Act and the rules and regulations promulgated thereunder. The exercise price of such options is $6.250, which was the closing market price on the date of grant.

      On May 5, 1997, the Company granted options to purchase 10,000 shares of common stock to an employee. All of such options were issued under the Company's 1997 Stock Incentive Plan without registration under the Act in reliance on Sections 3(b) and 4(2) of the Act and the rules and regulations promulgated thereunder. The exercise price of such options is $7.150, which was the closing market price on the date of grant.

  Item 6.  Exhibits and Reports on Form 8-K

      a.   Regulation S-K Exhibits.

      Exhibit No.         Description

      (3)(i) Articles of Incorporation of the Company which are incorporated by reference from the Company's
                     Registration Statement on Form S-18 dated as of September 12, 1989

      (3)(i)         Certificate of Amendment of Certificate of
                     Incorporation dated as of March 21, 1994, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

      (3)(i)         Certificate of Amendment of Certificate of
                     Incorporation dated as of May 13, 1994, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

      (3)(ii) The Company's Bylaws, as amended, which are incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

      (4) Description of the Company's common stock and other securities and specimen certificates representing such securities which are incorporated by reference from the Company's Registration Statement on Form S-18 dated as of September 12, 1989, as amended

      (10)(i) Product Development and Assignment Agreement dated as of October 16, 1993 between Phonic Technologies, Inc. and Synergetics, Inc., which is incorporated by reference from the Company's Current Report on Form 8-K dated as of June 17, 1994

      (10)(ii)       Re-Stated Product Development and Assignment
                     Agreement dated as of March 30, 1995, between fonix Corporation and Synergetics, Inc., which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

      (10)(v) Memorandum of Understanding dated as of March 13, 1997, by and among the Company, Synergetics, Inc. and C. Hal Hansen, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

      (10)(vi) Employment Agreement by and between the Company and Stephen M. Studdert, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

      (10)(vi) Employment Agreement by and between the Company and Thomas A. Murdock, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

      (10)(vi) Employment Agreement by and between the Company and Roger D. Dudley, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

      (27)           Financial Data Schedule, filed herewith.

      b.   Reports on Form 8-K

      During the quarter ended March 31, 1997, the Company filed two Current Reports on Form 8-K. The first such report, dated as of March 13, 1997, contained Item 5 (Other Events) discussion of the Company's agreement in principle with Synergetics to modify the product development and assignment agreement pursuant to which Synergetics historically had conducted research and development associated with the Company's ASRT. The second current report was dated as of March 24, 1997 and contained Item 4 (Changes in Registrant's Certifying Accountant) disclosure relating to the engagement by the Company of Deloitte & Touche LLP as its certifying accountant, to replace the accounting firm of Pritchett, Siler & Hardy, P.C.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      fonix corporation





   Date:     May 15, 1997                       /s/ Thomas A. Murdock
         --------------------               -----------------------------
                                             Thomas A. Murdock, President




   Date:     May 15, 1997                       /s/ Roger D. Dudley
         --------------------               -----------------------------
                                              Roger D. Dudley, Chief
                                                  Financial Officer