Form 10-Q
period 1997-06-30
FONIX CORP
filed 1997-08-14
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______to______.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ].

As of August 8, 1997, 42,219,061 shares of the issuer's Common Stock, par value $.0001 per share, were issued and outstanding.

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The interim financial statements required by Rule 10-01 of Regulation S-X follow immediately.

                               fonix corporation
                        [A Development Stage Company]

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                                                 (Unaudited)       (Audited)
                                                                   June 30,       December 31,
                                                                     1997             1996
                                                                --------------   --------------
Current assets:
    Cash and cash equivalents                                   $  19,693,742    $  22,805,786
    Notes Receivable                                                  950,000        1,000,000
    Interest receivable                                                85,780          157,643
    Prepaid Assets                                                    291,314            4,172
                                                                --------------   --------------
         Total Current Assets                                      21,020,836       23,967,601

Equipment, net of accumulated depreciation
  of $225,652 and $80,232                                           1,671,304        1,279,746

Intangible assets, net of accumulated amortization
  of $4,993 and $3,107                                                 67,450           53,011

Financing costs                                                       315,000             -

Other assets                                                           44,647           30,912
                                                                --------------   --------------
                                                                $  23,119,237    $  25,331,270
                                                                ==============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $     347,409    $     307,931
    Accounts payable - related party                                    8,309          411,743
    Accrued expenses                                                  461,509        1,464,049
    Convertible debenture                                           3,500,000          500,000
    Notes payable                                                  17,969,988       16,377,358
                                                                --------------   --------------
         Total Current Liabilities                                 22,287,215       19,061,081
                                                                --------------   --------------
Stockholders' equity:
    Preferred stock                                                      -                -
    Common stock                                                        4,213            4,163
    Additional paid-in capital                                     27,447,781       26,107,833
    Accumulated deficit                                           (26,619,972)     (19,841,807)
                                                                --------------   --------------
         Total stockholders' equity                                   832,022        6,270,189
                                                                --------------   --------------
                                                                $  23,119,237    $  25,331,270
                                                                ==============   ==============

    See accompanying notes to condensed consolidated financial statements fonix corporation
                        [A Development Stage Company]

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 [Unaudited]

                                                                                                                 October 1,
                                                   Three months ended                Six months ended               1993
                                                        June 30,                          June 30,             (inception) to
                                            -------------------------------   -------------------------------      June 30,
                                                1997              1996             1997             1996            1997
                                            --------------   --------------   --------------   --------------   --------------
Revenues                                    $        -       $        -       $        -       $       -        $        -
                                            --------------   --------------   --------------   --------------   --------------
Expenses:
     General and administrative                 2,457,278          487,451        3,750,669          850,653       13,050,227
     Research and development                   1,455,221        1,090,877        3,065,279        1,907,538       13,936,278
                                            --------------   --------------   --------------   --------------   --------------
          Total expenses                        3,912,499        1,578,328        6,815,948        2,758,191       26,986,505
                                            --------------   --------------   --------------   --------------   --------------
Loss from operations                           (3,912,499)      (1,578,328)      (6,815,948)      (2,758,191)     (26,986,505)
                                            --------------   --------------   --------------   --------------   --------------
Other income (Expenses):
     Interest income                              296,876          361,695          602,425          488,309        1,994,882
     Interest (expense)                          (299,079)        (140,552)        (564,642)        (244,490)      (1,658,897)
                                            --------------   --------------   --------------   --------------   --------------
          Total Other Income (Expenses)            (2,203)         221,143           37,783          243,819          335,985
                                            --------------   --------------   --------------   --------------   --------------
Loss before extraordinary item                 (3,914,702)      (1,357,185)      (6,778,165)      (2,514,372)     (26,650,520)

Extraordinary item-
     Forgiveness of debt                             -                -                -                -              30,548
                                            --------------   --------------   --------------   --------------   --------------
Net Loss                                    $  (3,914,702)   $  (1,357,185)   $  (6,778,165)   $  (2,514,372)   $ (26,619,972)
                                            ==============   ==============   ==============   ==============   ==============
Loss per common share:
     Loss before extraordinary items        $       (0.09)   $       (0.04)   $       (0.16)   $       (0.07)   $       (1.04)
     Extraordinary item                               Nil              Nil              Nil              Nil              Nil
                                            --------------   --------------   --------------   --------------   --------------
Loss per common share                       $       (0.09)   $       (0.04)   $       (0.16)   $       (0.07)   $       (1.04)
                                            ==============   ==============   ==============   ==============   ==============
Weighted average shares                        42,105,189       36,311,941       41,982,952       33,710,102       25,582,531
                                            ==============   ==============   ==============   ==============   ==============

     See accompanying notes to condensed consolidated financial statements fonix corporation
                       [A Development Stage Company]

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents
                                 [Unaudited]

                                                                                                         October 1,
                                                                              Six months ended             1993
                                                                                 June 30,              (inception) to
                                                                     -------------------------------     June 30,
                                                                         1997             1996             1997
                                                                     --------------   --------------   --------------
Cash flows from development activities:
   Net loss                                                          $  (6,778,165)   $  (2,514,372)   $ (26,619,972)
   Adjustments to reconcile net loss to net cash
     used in development activities:
       Common stock issued for services                                    915,000             -           2,239,270
       Additional compensation expense recorded in
         accordance with APB Opinion No. 25                                   -                -           2,282,900
       Write-off of assets received in acquisition                            -                -               1,281
       Depreciation and amortization                                       146,243           14,656          230,643
       Non cash gain on forgiveness of debt                                   -                -             (30,548)
       Changes in assets and liabilities:
          (Increase)  decrease in interest receivable                       71,863         (107,758)         (85,780)
          (Increase) in financing costs                                   (315,000)            -            (315,000)
          (Increase) in prepaid assets                                    (287,142)            -            (291,314)
          (Increase) in other assets                                        (8,735)            -             (39,647)
          Increase (decrease) in accounts payable                           39,478          (51,819)       1,982,678
          Increase (decrease) in accounts payable - related party         (403,434)            -               8,309
          Increase in unearned interest revenue                                               9,000
          Increase  (decrease) in accrued expenses                      (1,002,540)          43,770          553,427
                                                                     --------------   --------------   --------------
       Net cash used in operating activities                            (7,622,432)      (2,606,523)     (20,083,753)
                                                                     --------------   --------------   --------------
Cash flows from investing activities:
   Purchase of equipment                                                  (536,978)        (185,932)      (1,896,956)
   Investment in intangible assets                                         (15,264)          (9,598)         (72,443)
   Investment in notes receivable                                         (888,600)      (3,160,000)      (1,888,600)
   Payment of notes receivable                                             933,600          800,000          933,600
                                                                     --------------   --------------   --------------
       Net cash used in investing activities                              (507,242)      (2,555,530)      (2,924,399)
                                                                     --------------   --------------   --------------
Cash flows from financing activities:
   Net increase in revolving note payable                                1,592,630        9,057,936       17,969,988
   Proceeds  from notes payable                                               -                -           2,351,667
   Payment of notes payable                                                   -                -          (1,779,806)
   Proceeds from issuance of convertible debenture                       3,000,000             -           3,500,000
   Proceeds from issuance of common stock                                  425,000       10,759,962       20,660,045
                                                                     --------------   --------------   --------------
       Net cash provided by financing activities                         5,017,630       19,817,898       42,701,894
                                                                     --------------   --------------   --------------
Net increase (decrease) in cash and cash equivalents                    (3,112,044)      14,655,845       19,693,742

Cash and cash equivalents at beginning of period                        22,805,786        7,849,610             -
                                                                     --------------   --------------   --------------
Cash and cash equivalents at end of period                           $  19,693,742    $  22,505,455    $  19,693,742
                                                                     ==============   ==============   ==============

                                  [Continued]
                             fonix corporation
                       [A Development Stage Company]

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents
                                 [Unaudited]

                                                                                                         October 1,
                                                                              Six months ended             1993
                                                                                 June 30,              (inception) to
                                                                     -------------------------------     June 30,
                                                                         1997             1996             1997
                                                                     --------------   --------------   --------------
Supplemental disclosure of cash flow information:
    Cash paid during the year for:

         Interest paid                                               $    534,248      $    200,720    $   1,422,714

         Income taxes paid                                           $       -         $       -       $        -


Supplemental Schedule of Non-cash Investing and Financing Activities:

    For the six months ended June 30, 1997:

    The Company issued 100,000 shares of common stock to an unrelated party for consulting fees valued at $583,594.

    The Company issued 155,000 shares of common stock to unrelated parties for consulting fees valued at $331,406.

    For the six months ended June 30, 1996:

    The Company issued 220,000 shares of common stock to unrelated parties for finders fees valued at $597,520.

    The Company issued 200,000 shares of common stock to unrelated parties for finders fees valued at $304,000.


        See accompanying notes to consolidated financial statements.

                            fonix(TM) corporation
                       [A Development Stage Company]
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

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

These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996. The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

Research and Development - All payments for research and development are charged to research and development expense as incurred. None of these costs are capitalized because the Company does not have a product that meets applicable capitalization requirements.

Recently Enacted Accounting Standards - In February 1997, SFAS Nos. 128, "Earnings Per Share" and 129, "Disclosures of Information about Capital Structure," were issued. SFAS No. 128 changes the computation, presentation, and disclosure requirements of earnings per share (EPS) for entities with publicly held common stock. SFAS No. 129 addresses standards for disclosing information about an entity's capital structure. Although such statements are not effective until December 31, 1997, the effect of the adoption of the above statements is not significant.

2.   NOTES RECEIVABLE

At June 30, 1997 the Company had an unsecured note receivable from an unrelated third party in the amount of $250,000 which bears interest at 12% per annum and is due and payable thirty days after written notice from the Company.

At June 30, 1997 the Company had a secured note receivable from an unrelated third party in the amount of $700,000 which bears interest at 12% per annum and is due and payable on July 31, 1997.

                            fonix(TM) corporation
                       [A Development Stage Company]
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

3.   EQUIPMENT

     Equipment consists of the following at June 30, 1997:
       Furniture and fixtures                                $    630,931
       Computer equipment                                       1,196,655
       Leasehold improvements                                      69,371
                                                             -------------
         Total                                                  1,896,957
         Less accumulated depreciation and amortization          (225,653)
                                                             -------------
         Net equipment                                       $  1,671,304
                                                             =============

4.   CONVERTIBLE DEBENTURES

In June 1997, the Company entered into a Convertible Debenture Purchase Agreement (the "Agreement") whereby an unrelated investment entity agreed to purchase up to an aggregate principal amount of $10,000,000 of the Company's Series B 5% Convertible Debentures. The debentures are due June 18, 2007, bear interest at 5% and are convertible into shares of the Company's common stock at anytime after issuance at the holder's option. Under terms of the Agreement, the debentures are to be purchased in three payments. The first payment of $3,000,000 was made to the Company on June 18, 1997. The second and third payments of $3,000,000 and $4,000,000, respectively, are to be paid to the Company upon written notice, provided that the Company's market capitalization is in excess of $200,000,000 and other conditions are meet. The debentures may be converted into shares of the Company's common stock at the lesser of $6.81 or the average of the per share market value for the five trading days immediately preceding the conversion date multiplied by 90% for any conversion on or prior to the 120th day after the original issue date and 87.5% for any conversion thereafter. As part of the same transaction, the Company also issued to the investor a warrant to purchase up to 250,000 shares of common stock at any time prior to June 18, 2002 at the exercise price of $8.28 per share. Additionally, the Company entered into a registration rights agreement with the investor under which the Company is contractually obligated to take steps to register the common stock issuable upon conversion of the debentures and exercise of the warrant. The registration statement was filed with the Securities and Exchange Commission on July 16, 1997. The Company covenanted in the debentures and the warrant to reserve out of its authorized and unissued shares of common stock no less than that number of shares that would be issuable upon the conversion of the debentures and any interest then payable on the debentures and the exercise of the warrant.
As of June 30, 1997 none of the debentures had been converted. Subsequently, $500,000 face value of the Series B 5% Convertible Debentures were converted into 87,498 shares of the Company's common stock.

In October 1995, the Company issued a Series A Subordinated Convertible Debenture in the amount of $500,000 to a private investment entity. That debenture is due October 23, 1997 and has an annual interest rate of 5%. The holder of that debenture has given notice of conversion and has requested that the Company issue 166,667 shares of Series A Preferred Stock. The Company is in the process of taking fonix(TM) corporation
                       [A Development Stage Company]
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

the necessary action to authorize the issuance of the Series A Preferred Stock, into which that debenture is convertible.

5.   NOTE PAYABLE

At June 30, 1997, the Company has a revolving note payable to a bank in the amount of $17,969,988 which bears interest at the rate of 5.8%. This note was due July 31, 1997, and is secured by a certificate of deposit in the amount of $20,000,000. Subsequently, similar terms were negotiated to extend the maturity date of the note for three months.

6.    STOCKHOLDERS' EQUITY

Issuance of Stock - During the six months ended June 30, 1997, the Company issued 505,000 shares of common stock. 150,000 of such shares were issued to an unrelated private investor, 250,000 of such shares were issued upon the exercise of previously granted warrants, and 105,000 of such shares were issued to unaffiliated individuals for services rendered.

Preferred Stock - In 1995, the Company's board of directors adopted a resolution to amend the articles of incorporation to provide for the issuance of a class of preferred stock and give the board of directors authority to fix the rights, preferences, privileges and restrictions of any series of preferred stock. At the same time the board of directors adopted a resolution establishing a class of Series A Preferred Stock. The amendment has not yet been presented to the Company's shareholders nor were any shares of Series A Preferred Stock issued. In June of 1997, the same resolution was re-adopted by the board of directors to be presented for approval by the shareholders.

Funding Agreement - In October 1995, the Company entered into a funding arrangement with a private investment entity. Under the terms of the agreement, the investor agreed to invest $6,050,000 ("Funding Commitment") in exchange for 11,562,500 shares of the Company's common stock, and a $500,000 debenture convertible into 166,667 Series A Preferred Stock or 166,667 shares of common stock. The Company received $3,945,000 (which included the $500,000 convertible debenture) and $2,105,000 of the Funding Commitment in 1996 and 1995, respectively. All of the common stock and the debentures have been issued.

Stock Options and Warrants - On March 10, 1997, the Company's board of directors approved a stock option plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares available for issuance is 7,500,000. The term of options granted under the plan is ten years from the date of grant.

In April 1996, the directors approved a directors' stock option plan, under which the aggregate number of shares available for issuance is 5,400,000. The shareholders of the Company approved the plan at their annual meeting in July 1996. The plan is administered by a committee consisting of two or more fonix(TM) corporation
                       [A Development Stage Company]
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

directors of the Company. The plan provides that each director shall receive options to purchase 200,000 shares of common stock for services rendered as a director during each entire calendar year or portion of a calendar year in excess of six months. The exercise price of such options is the closing market price of the stock on the date the options are granted. The option term is ten years from the date of grant.

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

A summary of options granted under the Company's various stock option plans for the six months ended June 30, 1997 is presented below:

                                                                          Wt. Ave.
                                                          Stock           Exercise
                                                         Options           Price
                                                      --------------   --------------
Total options outstanding at beginning of period         4,626,000      $      4.06
     Granted                                             3,310,000             6.56
     Exercised                                                -                 -
     Forfeited                                                -                 -
     Canceled                                             ( 35,000)            6.23
                                                      --------------   --------------
        Total options outstanding at end of period       7,901,000      $      5.11
                                                      ==============   ==============
        Total options exercisable at end of period       3,301,003      $      4.06
                                                      ==============   ==============

A summary of options outstanding under the Company's various stock option plans at June 30, 1997 is presented below:

                          Options Outstanding                         Options Exercisable
                --------------------------------------------       -----------------------------
                                  Weighted
                                   Average        Weighted                            Weighted
   Range of                       Remaining        Average                             Average
   Exercise        Number        Contractual      Exercise           Number           Exercise
    Prices       Outstanding         Life           Price          Exercisable         Price
 --------------  -------------   ------------    ------------      ------------     ------------

$2.97 - 3.66       155,000        8.8 years      $   3.55               75,669        $   3.43
 4.06            4,400,000        8.8 years          4.06            3,200,000            4.06
 5.00 - 6.50     3,026,000        9.9 years          6.49               25,334            5.00
 7.13 - 9.31       320,000        9.7 years          7.17
--------------   -------------   ------------    ------------       ------------     ------------
$2.97 - 9.31     7,901,000        9.3 years      $   5.11            3,301,003      $     4.06
==============   =============   ============    ============       ============     ============

                            fonix(TM) corporation
                       [A Development Stage Company]
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

A summary of warrants granted by the Company during the six months ended June 30, 1997 is presented below:


                                                             June 30, 1997
                                                 -----------------------------------
                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                      Shares              Price
                                                 ---------------     ---------------
Total outstanding at beginning of period               600,000          $    1.63
    Granted                                               -                   -
    Exercised                                         (250,000)              1.40
    Forfeited                                             -                   -
    Canceled                                              -                   -
                                                 ---------------     ---------------

      Total outstanding at end of period               350,000          $    1.80
                                                 ===============     ===============

A summary of warrants outstanding at June 30, 1997 is presented below:

                          Warrants Outstanding                           Exercisable
                --------------------------------------------       -----------------------------
                                  Weighted
                                   Average        Weighted                            Weighted
   Range of                       Remaining        Average                             Average
   Exercise        Number        Contractual      Exercise            Number          Exercise
    Prices       Outstanding         Life           Price           Exercisable        Price
--------------  -------------   ------------    ------------       ------------     ------------
   $  .50         130,000         1.1 years       $  0.50             130,000        $   0.50
     2.00         120,000         0.8 years          2.00             120,000            2.00
     3.24         100,000         0.8 years          3.24             100,000            3.24
--------------  -------------   ------------    ------------       ------------     ------------
 $.50 - 3.24      350,000         0.9 years       $  1.80             350,000        $   1.80
==============  =============   ============    ============       ============     ============

7.   RELATED PARTY TRANSACTIONS

Related party transactions with a company owned by the majority shareholders not otherwise disclosed for the six months ended June 30, 1997 were as follows:
                                                 1997
                                            --------------
     Expenses:
          Base rent expense                     $38,600

     Payables:
          Accounts payable                      $ 8,309

The Company rents office space under a month-to-month lease from a company owned by three individuals who are each executive officers, directors and 10% beneficial owners of the Company. The lease to the company owned by these individuals is guaranteed by them.

                            fonix(TM) corporation
                       [A Development Stage Company]
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

During 1996, the disinterested members of the Company's Board of Directors authorized the Company to reimburse certain officers for all taxes payable by the officers in conjunction with the exercise of 3,700,000 warrants by a company owned by the officers. The warrants were exercised in 1995. The total amount to be reimbursed to these officers is approximately $2,500,000. As of June 30, 1997, the officers had drawn $1,913,536 of the authorized reimbursements.

8.   RESEARCH AND DEVELOPMENT

In October 1993, the Company entered into an agreement with Synergetics, Inc., a research and development entity, whereby Synergetics was to develop certain technologies related to the Company's automated speech recognition technology ("ASRT"). The president of the Company is one of seven members of the board of directors of Synergetics, and three executive officers, directors and 10% beneficial owners of the Company own less than five percent of the common stock of Synergetics. Under the terms of the Synergetics Agreement, as subsequently modified, the Company acquired intellectual property rights, technologies and technology rights that were developed by Synergetics. The Company agreed to provide all funding necessary for Synergetics to develop commercially viable technologies. There is no minimum requirement or maximum limit with respect to the amount of the funding to be provided by the Company. However, under the terms of the Synergetics Agreement the Company is obligated to use its best efforts in raising the necessary funding for the engineering, development and marketing of the ASRT. As part of the Synergetics Agreement, the Company agreed to pay Synergetics a royalty of 10% of gross revenues from sales of its ASRT. The Company has not yet licensed or sold its technologies, and consequently, has not made any royalty payments. Under the terms of the Synergetics Agreement, the Company paid to Synergetics $312,000 and $1,673,884 for the three and six months ended June 30, 1997, for research and development efforts.

Until March 1997, Synergetics had compensated its engineers, employees, members of its development team, and other financial backers, in part, with the issuance of "Project Shares" granting the holders of such shares the right, within limits, to share pro rata in future royalty payments. In addition to issuance of Project Shares, Synergetics had made loans and advances to some members of its project team on a non-recourse basis. Repayment of the Advances was secured by future disbursements under the Project Shares.

On March 13, 1997, the Company and Synergetics reached an agreement in principle to modify the Synergetics Agreement with regard to the development and assignment of the Company's ASRT.

The Synergetics Agreement is to be modified as follows:

* The rights and obligations of Synergetics under the Agreement, including the royalty, will be assigned to a newly created wholly-owned subsidiary of the Company, fonix Acquisition ("Acquisition");

                            fonix(TM) corporation
                       [A Development Stage Company]
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

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

The Company and Synergetics have acknowledged the consummation of the transactions described above will require, among other things, execution of definitive agreements and compliance with applicable federal and state laws, including securities laws. Those agreements will include standard terms and provisions that are typical of such transactions, including mutual releases and indemnification covenants. Synergetics has other business interests and activities and will continue to conduct its business in the usual course following the closing.

                            fonix(TM) corporation
                       [A Development Stage Company]
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

The U.S. Patent and Trademark Office issued the initial patent to the Company describing 36 claims on June 17, 1997.

The Company has incurred total research and development costs of $1,455,221 and $3,065,279 for the three and six months ended June 30, 1997.

9.   INCOME TAXES

At June 30, 1997, net deferred tax assets, before considering the valuation allowance, totaled approximately $10,300,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance for all net deferred tax assets. Accordingly, because of recurring losses and the valuation allowance, there is no provision for income taxes in the accompanying statements of operations. The net change in the valuation allowance was approximately $1,530,000 and $2,500,000 for the three and six months ended June 30, 1997.

The Company has available at June 30, 1997, unused federal operating loss carryforwards of approximately $23,600,000 and unused state operating loss carryforwards of approximately $24,500,000, which may be applied against future taxable income and which expire in various years beginning in 2008 through 2011.

10.    COMMITMENTS AND CONTINGENCIES

Employment Agreements - On November 1, 1996, the Company entered into three employment contracts with three executive officers which expire on December 31, 2001. The minimum salary payments required on these contracts are as follows:

       Year ending December 31:
               1997                      $    787,500
               1998                         1,025,000
               1999                         1,337,500
               2000                         1,750,000
               2001                         1,875,000
                                      ----------------
                    Total                 $ 6,775,000
                                      ================

Litigation - On February 10, 1997 an action (the "Palomba Action") was filed against the Company and six of its directors. The Palomba Action is a derivative action seeking relief on behalf of all shareholders for the benefit of the Company. The Palomba Action alleges that certain employee directors caused the Company to engage in a series of loan transactions with K.L.S. Enviro Resources, Inc. and thereafter appropriated for themselves certain corporate opportunities resulting from such loan transactions. A fonix(TM) corporation
                       [A Development Stage Company]
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

settlement agreement in principle was reached prior to service of the complaint and is currently being documented. The settlement agreement will be subject to the approval of the court and will not result in any expense to the Company except incidental attorneys fees. The terms of the settlement are confidential until approved by the court. Because of certain contingencies, it is not presently possible to predict the amount of benefit, if any, the Company may realize under the settlement.

Lease Agreement - The Company has a long-term operating lease agreement for its Draper, Utah research and office facility with an unrelated party. Future aggregate minimum obligations under this operating lease are as follows:

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
                                         ==============
11.   SUBSEQUENT EVENTS

On July 31, 1997 the holder of certain of the Company's Series B 5% Convertible Debentures exercised its right to convert $500,000 of such debentures into 87,498 shares of the Company's common stock.

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

Overview

     fonix is a development-stage company engaged in scientific research and development of proprietary automatic speech recognition and related technologies ("ASRT") comprised of components which may be licensed in whole or in part to third parties. The Company has completed the core technologies related to the ASRT such that they are available for third-party licensing and co-development. The Company is presently engaged in discussions with potential licensees and co-developers. However, the Company has to date received no revenues from operations, including licenses, and there can be no assurance that revenues from operations will be received in the future.

     The Company's primary development objective is to further develop, refine and enhance the main components of its ASRT and certain supplemental technologies. The Company's initial marketing direction is to focus on licensing its ASRT to third parties and co-developers. These licenses will be made broadly available to many segments of the computer industry, including application software, operating systems, computers and microprocessor chips, and research and development entities worldwide, including academia, government, industry and commercial speech product developers who may want to take advantage of the Company's ASRT or related technologies in their existing products. The Company anticipates that it will sell or license its ASRT or related technologies on terms advantageous to the Company, and that run-time product license royalty rates will vary according to applications, sales volumes, and end-user pricing of products using the ASRT. The Company may reserve exclusive rights in some fields of use for the internal development of high value end-user products and applications.

Results of Operations

Research and Development

     The Company's scientific research and development activities historically have been conducted by an unaffiliated third party, Synergetics, Inc. pursuant to product development and assignment contracts between the Company and Synergetics. Under that arrangement, Synergetics provided personnel and facilities, and the Company financed such scientific research and development activities on an as-required basis. There was no minimum requirement or maximum limit with respect to the amount of funding the Company was obligated to provide to Synergetics under the Agreement, and the Company was obligated to use its best efforts in raising all of the necessary funding for the development of the ASRT. The amounts of payments to Synergetics pursuant to the Agreement were determined as Synergetics submitted weekly pre-authorized work orders and budgets, which were then reviewed and approved by the Company. All funds paid to Synergetics have been accounted for by the Company as research and development expense. Moreover, under the Agreement, the Company, if and when the Company began receiving revenue from sales of the ASRT or products incorporating the ASRT, was obligated to pay a royalty of 10% of such revenues to Synergetics. On March 13, 1997, the Company and Synergetics reached an agreement in principle to modify the Synergetics Agreement with regard to the development and assignment of the Company's ASRT. Under the Memorandum, and further assuming that the definitive agreements relating thereto are executed and the other preconditions to the effectiveness of the modification understanding are satisfied, of which there can be no assurance, the Company will no longer have any obligation to pay to Synergetics the Royalty or any percentage of the revenues received from entering into licensing and/or co-development agreements or otherwise from the manufacture of products incorporating the ASRT. The Company does not expect there to be a material change to the overall amount of research and development spending as a result of the modification.

     As a development stage company which has not yet licensed its ASRT, the Company has not received any revenues from operations. During the three months ended June 30, 1997 the Company incurred research and development expenses of $1,455,221, an increase of $364,344 or approximately 33 percent over the three months ended June 30, 1996. This increase is due in part to increases in research and development personnel. The Company anticipates similar or increased research and development costs as it expands and continues to develop and market its technologies.

Operating Losses

     General and administrative expenses were $2,457,278 and $487,451, respectively, for the three months ended June 30, 1997 and June 30, 1996. This increase over the comparable period was due primarily to increases in salaries, rents, legal and accounting fees, outside services and a fee of $1,913,536 paid to certain officers for taxes payable by the officers in conjunction with the exercise of 3,700,000 warrants in 1995 by a company owned by the officers (see note 7). Due to the lack of revenues and these general and administrative and research and development expenses, the Company has incurred losses from operations of $3,912,499 and $1,578,328 for the three months ended June 30, 1997 and 1996, respectively. Net expense from other income and expenses was $2,203 for the three months ended June 30, 1997, an increase in net expense of $223,346 over the three months ended June 30, 1996. This increase was due primarily to the Company drawing on its line of credit for internal operations, investing smaller amounts of cash reserves, decreasing interest income and increasing interest expense. At June 30, 1997, the Company had an accumulated deficit of $26,619,972 and stockholders' equity of $832,022. The Company anticipates that its investment in ongoing scientific research and development of the ASRT and related artificial intelligence and compression/decompression technologies will continue at present or increased levels for at least the remainder of fiscal 1997.

Liquidity and Capital Resources

     The Company's current liabilities exceeded its current assets by $1,266,379 at June 30, 1997 and current assets exceeded current liabilities by $4,906,520 at December 31, 1996. The current ratio of assets to liabilities was .94 at June 30, 1997 as compared with 1.26 at December 31, 1996. Current assets decreased by $2,946,765 to $21,020,836 from December 31, 1996 to June 30, 1997. Current liabilities increased by $3,226,134 to $22,287,215 during the same period. The decrease in working capital over this period is primarily attributable to the Company's use of its cash reserves to support increased operational expenses during the six months ended June 30, 1997. Total assets were $23,119,237 at June 30, 1997 as compared to $25,331,270 at December 31, 1996.

     From its inception, the Company's principal source of operating capital has been private and other exempt sales of the Company's equity
securities.   Private and other exempt sales of the Company's equity
securities resulted in net cash proceeds of $425,000 for the six months ended June 30, 1997. There were no private or other exempt sales of the Company's equity securities for the three months ended June 30, 1997.

     In June 1997, the Company entered into a Convertible Debenture Purchase Agreement (the "Agreement") whereby an unrelated investment entity agreed to purchase up to an aggregate principal amount of $10,000,000 of the Company's Series B 5% Convertible Debentures. The debentures are due June 18, 2007, bear interest at 5% and are convertible into shares of the Company's common stock at anytime after issuance at the holder's option. Under terms of the Agreement, the debentures are to be purchased in three payments. The first payment of $3,000,000 was made to the Company on June 18, 1997. The second and third payments of $3,000,000 and $4,000,000, respectively, are to be paid to the Company upon written notice, provided that the Company's market capitalization is in excess of $200,000,000 and other conditions are meet. The debentures may be converted into shares of the Company's common stock at the lesser of $6.81 or the average of the per share market value for the five trading days immediately preceding the conversion date multiplied by 90% for any conversion on or prior to the 120th day after the original issue date and 87.5% for any conversion thereafter. As part of the same transaction, the Company also issued to the investor a warrant to purchase up to 250,000 shares of common stock at any time prior to June 18, 2002 at the exercise price of $8.28 per share. Additionally, the Company entered into a registration rights agreement with the investor under which the Company is contractually obligated to take steps to register the common stock issuable upon conversion of the debentures and exercise of the warrant. The registration statement was filed with the Securities and Exchange Commission on July 16, 1997. The Company covenanted in the debentures and the warrant to reserve out of its authorized and unissued shares of common stock no less than that number of shares that would be issuable upon the conversion of the debentures and any interest then payable on the debentures and the exercise of the warrant.

     Although the Company presently anticipates that it will enter into third party license or co-development agreements for its ASRT by the end of fiscal 1997, there can be no assurance that the Company will be able to license the ASRT within that time frame. Even assuming that the Company is able to begin licensing the ASRT during 1997, the Company may not receive revenues from operations until 1998. Accordingly, the Company expects to incur significant losses at least through the end of fiscal 1997 and until such time as it is able to enter into substantial licensing and co-development agreements and actually receive substantial revenues from such arrangements.

     The Company has an established relationship with a major regional federally insured financial institution pursuant to which the Company has entered into an agreement allowing it to borrow against its own funds on deposit with the institution. As of December 31, 1996, the Company had funds on deposit of $20,000,000, and the Company owed $16,377,358 to the institution. As of June 30, 1997, the Company had funds on deposit of $20,000,000, and the Company owed the institution $17,969,988, which obligation matured on July 31, 1997. The relationship with the institution is re-negotiated quarterly to enhance the earning potential to the Company of that deposit. Subsequently, the Company and the institution agreed to extend the term of the borrowing relationship for an additional three-month term on comparable competitive terms. The rate of interest paid by the institution for the Company's funds on deposit at the institution and the interest rate paid to the Company by the institution is a net difference of 1%. Interest income and expense is payable monthly and the principal amount is payable in full at maturity.

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

     In connection with the Memorandum, 55 employees of Synergetics became full-time or part-time employees of the Company. Taking account of these employees, the Company presently employs 78 persons and has a need for approximately 15 additional scientific professionals and 10 additional technology asset managers.

     The Company has no plans to purchase any new plants or expand beyond any existing facility.

Factors Affecting Future Operating Results

     Notwithstanding the Company's efforts and planning, any one or more of several factors could delay, obstruct or otherwise hinder the Company's ability to achieve its objectives or cause actual results of operations to materially differ from expected or anticipated results including, without limitation, those which are expressed in forward-looking statements contained in this Report. Included among such factors could be those Risk Factors described in the Company's reports on Form 10-KSB for the period ending December 31, 1996 and Form 10-Q for the period ending March 31, 1997, as well as the following:

Substantial and Continuing Losses; Accumulated Deficit.

     Since commencing its business of developing its automatic speech recognition technologies ("ASRT") and certain other proprietary technologies, including data compression and neural network design technologies (collectively the ASRT and such other related technologies are referred to in this Prospectus as the "Core Technologies"), the Company has had no revenues from operations. During each of the preceding three fiscal years, the Company has sustained ongoing losses associated with its research and development costs. The Company incurred a net loss of $7,829,508 for the year ended December 31, 1996 and a net loss of $6,778,165 for the six-month period ended June 30, 1997. Accordingly, the auditor's report in the fiscal 1996 financial statements includes an explanatory paragraph relating to the Company's ability to continue as a going concern. Losses of this magnitude are expected to continue for the near term and until such time as the Company is able to complete licensing or co-development arrangements with third parties which produce revenues sufficient to offset losses associated with the Company's ongoing operating expenses, and there can be no assurance that the Company will achieve profitable operations or that profitable operations will be sustained if
achieved.   At December 31, 1996, the Company's accumulated deficit was
$19,841,807 and at June 30, 1997, the Company's accumulated deficit was
$26,619,972.   The Company anticipates incurring substantial research and development expenses for the foreseeable future, which will require substantial amounts of additional cash on an ongoing basis. The Company must continue to secure additional financing to complete its research and development activities, and to seek and engage in negotiations with potential strategic alliance partners and otherwise market its technology to industry segments that can incorporate the Company's technologies into their products. The Company believes that the cash generated to date from its financing activities and the Company's ability to raise cash in future financing activities will be sufficient to satisfy its working capital requirements through the next twelve-month period. However, there can be no assurance that this assumption will prove to be accurate or that events in the future will not require the Company to obtain additional financing sooner than presently anticipated. To the extent that the Company's future financing activities involve the issuance of equity securities or securities convertible into equity securities, additional dilution to the interests of the Company's stockholders will result. Although the Company continues to investigate several financing alternatives, including strategic partnerships, private, debt and equity financing and other sources in relation to its ongoing and research and development activities, there can be no assurance that the current levels of funding or additional funding will be available when needed, or if available will be on terms satisfactory to the Company. Failure to obtain additional financing could have a material adverse effect on the Company, including possibly requiring it to significantly curtail its operations.

Development Stage of Core Technologies.

     While the Company generally is pleased with the progress made to date with respect to the research and development of its Core Technologies, currently there are no products incorporating the Core Technologies. As a development stage company, fonix intends to enter into licensing and co-development arrangements or strategic alliances with third parties, although no such relationships presently exist. The Company presently anticipates that any products incorporating the Company's Core Technologies would be manufactured and marketed by such third party licensees and co-development and strategic alliance partners. There can be no assurance that the Company will ever be able to license its Core Technologies or enter into co-development or strategic alliance agreements such that the Core Technologies or products based thereon will be commercially viable.

Implementation of Business Strategy.

     The Company's business strategy is to achieve revenues through appropriate strategic alliances, co-development arrangements and license agreements. To date, the Company has not yet entered into any revenue-generating license, co-development or strategic relationships. The Company's ability to implement its strategy fully over the long term, and the ultimate success of this strategy, are subject to a broad range of uncertainties and contingencies, many of which are beyond the Company's control. The Company may not be able to achieve the revenue it is seeking as a result of incompatibilities between its Core Technologies and the needs of third-party developers and manufacturers or an unwillingness of companies with existing voice recognition products to integrate the
Company's technologies.   In addition, there can be no assurance that the
Company will be able to enter into revenue-generating licensing or co-development arrangements or to implement strategic relationships, or, if entered into, that such strategic relationships will in fact further the implementation of the Company's business strategy.

Unproven Market; Risks of New Technology.

     The market for speech recognition technologies is relatively new.
The Company's Core Technologies are new and represent a significant departure from technologies which have already found a degree of acceptance in the nascent voice recognition marketplace. The financial performance of the Company will depend, in part, on the future development, growth and ultimate size of the market for voice recognition products generally, and products incorporating the Company's Core Technologies specifically. Products, if any, incorporating the Company's Core Technologies will compete with more conventional means of information processing (e.g., data entry or access by keyboard or touch-tone phone). The Company believes that there is a substantial potential market for products incorporating speaker- independent, natural language, continuous speech recognition technology with vocabulary contextually sufficient to be useful for general purpose consumer, commercial and industrial use, and capable of operating in real time with acceptable levels of accuracy. Nevertheless, there can be no assurance that any market for the Company's Core Technologies or for products incorporating the Company's Core Technologies will develop, or that the Company's technology will find general acceptance in the marketplace, or that sales of products incorporating the Core Technologies will be profitable. Accordingly, the Company is subject to all of the risks inherent in developing and marketing new products based on new technology, together with the risks associated with market acceptance of such technology, technological obsolescence, inappropriate and/or illegal intellectual property appropriation and inadequate funding to commence and/or sustain operations. Even if the Core Technologies are licensed and products incorporating such technologies are manufactured and marketed, the occurrence of warranty or product liability, or retraction of market acceptance due to product failure, excess product returns or failure of the products to meet market expectations could prevent the Company from achieving or sustaining profitable operations.


Reliance on Strategic Partners.

     The Company's strategy for commercialization of its Core Technologies depends, in part, upon the formation of strategic alliances and licensing arrangements, although the Company has not entered into any such arrangements to date. There can be no assurance that the Company will be able to establish such strategic alliance or licensing arrangements, that any such arrangements or licenses will be on terms favorable to the Company, or that any such strategic alliances or licensing arrangements ultimately will be successful. Even if the Company were to enter into third party licensing agreements, the extent of revenues to the Company resulting from such agreements would depend on factors beyond the Company's control such as the timing and extent of such licensee's manufacture of products incorporating the Company's Core Technologies, the scope of the marketing effort related to such products, the price of any product incorporating the Company's Core Technologies, and competition from new or existing products. Moreover, disputes may arise with respect to the ownership of rights to any technology developed with strategic partners. These and other possible disagreements between strategic partners and the Company could lead to delays in the collaborative research, development or commercialization of certain product candidates, or could require or result in litigation or arbitration, which could be time consuming and expensive, and which could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition and Technological Change.

     The computer hardware and software industries into which the Core Technologies would be incorporated are highly and intensely competitive.
In particular, the speech recognition field and the computer voice and communications industries in which products employing the Company's Core Technologies would be incorporated are characterized by rapid technological change. Competition in the field of speech recognition is based largely on technological superiority. The development of new technology or material improvements to existing technologies by the Company's competitors may render the Company's technology obsolete. Accordingly, the success of the Company will depend upon its ability to continually enhance its Core Technologies to keep pace with or ahead of technological developments and to address the changing needs of the marketplace. Although the Company expects to continue to devote significant resources to research and development activities, there can be no assurance that these activities will allow the Company's Core

Technologies to successfully be incorporated into marketable products or to keep pace with changing demands and needs of the marketplace. In addition, there can be no assurance that the introduction of products or technological developments by others will not have a material adverse effect on the Company's operations. Although the Company believes that its Core Technologies could beneficially be incorporated into most existing computer speech recognition applications based on traditional Hidden Markov Models ("HMMs") technology, several companies already manufacture and market computer speech recognition products against which products incorporating the Core Technologies would compete. Some, if not all, of those companies have greater experience in manufacturing and marketing speech recognition products, and many have far greater financial and other resources than the Company and/or its potential licensees and co-developers, as well as broader name-recognition, more-established technology reputations, and mature distribution channels for their products. One computer speech company, Dragon Systems, Inc., has recently introduced a continuous speech dictation product that could have the effect of desensitizing the market to new dictation products and increasing the installed base of products incorporating traditional voice recognition technologies. Additionally, as the market for automatic speech recognition expands and matures, the Company expects many more entrants into this already competitive arena. There can be no assurance that the distinguishing characteristics of the Core Technologies as presently completed and/or as may be enhanced in the future and any products employing such technology will be sufficient to allow the Company to successfully compete in the marketplace.

Need for Additional Financing.

     The development of the Company's Core Technologies has required that fonix establish a substantial research and scientific infrastructure consisting of teams of experts in, among others, the fields of computer programming and design, electrical engineering and linguistics, as well as the assembly of certain specialized equipment and developmental and diagnostic software and hardware, some of which has been designed and built exclusively by the Company. The Company has consumed substantial amounts of cash to date in developing this infrastructure and in developing and refining its Core Technologies. During the year ended December 31, 1996, the Company incurred total research and development expenses in the amount of $4,758,012. During the six months ended June 30, 1997, the Company incurred total research and development expenses of $3,065,279. The Company anticipates that its research and development expenditures will continue at present rates or increased rates for the foreseeable future. Absent revenues from co-development or licensing agreements, the Company believes that existing cash and cash from anticipated financings will be required to support the Company's operations for at least the next 12 months. The Company's future capital requirements will depend on many factors, including further development of its Core Technologies, the Company's ability to enter into strategic alliance, co-development and licensing arrangements, the progress of the development, manufacturing and marketing efforts of the Company's strategic partners, if any, the level of the Company's activities relating to commercialization rights it may retain in its strategic alliance arrangements, competing technological and market developments, and the costs involved in enforcing patent claims and other
intellectual property rights.   When and as  substantial amounts of
additional financing are required, the Company does not believe it will be able to obtain such financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities. There can be no assurance that such additional financing will be available if and when, and in the amounts required, by the Company. Moreover, even if such financing is available if and when required, there can be no assurance that such financing will be obtained on terms that are favorable to the Company, and substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. To the extent that the Company raises additional funds through strategic alliance and licensing arrangements, the Company may be required to relinquish rights to certain of its technologies, or to grant licenses on terms that are not favorable to the Company, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that adequate funds are not available when and as needed, the Company's business would be adversely affected.

Intellectual Property Protection.

     On June 17, 1997, the United States Patent and Trademark Office issued U.S. Patent No. 5,640,490 entitled "A User Independent, Real-time Speech Recognition System and Method." . The patent has a 20-year life running from the November 4, 1994 filing date, and has been assigned to the Company. However, there can be no assurance that such patent will be incontestable to a user with prior rights. The Company is unaware of any facts or circumstances suggesting that the Core Technologies or the Company's anticipated use thereof infringes or will infringe any third party intellectual property rights. Regardless of the foregoing, there can be no assurance that the Core Technologies will not infringe upon third party intellectual property rights, nor can there be any assurance that a third party will not assert that the Company has infringed its intellectual property rights, in which case the Company could be involved in protracted and costly litigation which could seriously impede the Company's development or otherwise adversely affect its operations. Additionally, attempts may be made to copy or reverse engineer aspects of the Core Technologies, or to obtain, use or exploit information or methods which the Company deems proprietary. Policing the use of the Core Technologies and perhaps infringing technology is difficult and expensive. Litigation or other action may be necessary in the future to protect the Company's proprietary rights and to determine the validity and scope of the proprietary rights of others. Such litigation or proceedings could result in substantial costs and diversions of resources and management's attention, and could have a material adverse impact upon the Company's business, operating results and financial condition. In addition to patents, the Company relies on proprietary technology that it closely guards as trade secrets. The Company has required non-disclosure and confidentiality agreements to be executed by its employees, potential licensees, and potential strategic alliance and co-development partners, and the Company expects to continue this requirement. However, there can be no assurance that such non-disclosure and confidentiality agreements will be legally enforceable or sufficient to maintain the secrecy of the Company's proprietary technology. Moreover, although the Company presently is seeking patent protection for certain additional technologies, there can be no assurance that such patents will issue or that the Company will be able to sufficiently protect any technologies developed by it in the future.

Controlling Interest of Related Parties.

     Thomas A. Murdock, a director, executive officer and founding shareholder of the Company is the trustee of a voting trust into which is deposited a majority of the Company's issued and outstanding common stock, which effectively gives Mr. Murdock control of the Company. The Company believes that it will be controlled by Mr. Murdock, as the trustee of the voting trust and one of its founding shareholders, for the foreseeable future.

Lack of Diversification of the Company's Business.

     The Company is not engaged in and does not intend to engage in any business other than the further development and marketing of its Core Technologies and related technologies.

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


Assets Consisting Primarily of Intangible Intellectual Property Rights.

     The Company's assets consist primarily of intangible assets, principally intellectual rights such as patents, trademarks and trade secrets, the value of which will depend significantly upon the success of the Company's development of the Core Technologies and its ability to enter into licensing and co-development arrangements with third parties. In the event of default on indebtedness or liquidation of the Company, there can be no assurance that the value of these assets will be sufficient to satisfy its obligations.

Significant Outstanding Indebtedness.

     The Company has incurred substantial indebtedness in relation to its assets and will be subject to all of the risks associated with substantial leverage, including the risk that available cash may not be adequate to make required payments to the holders of the Company's debentures. The Company's ability to satisfy its obligations under the debentures from cash flow will be dependent upon the Company's future performance and will be subject to financial, business and other factors affecting the operation of the Company, many of which may be beyond the Company's control. In the event the Company does not have sufficient cash resources to satisfy repayment obligations or other obligations of the Company to the holders of the debentures, the Company will be in default under the debentures, which would have a material adverse effect on the Company and could result in a reduction of the price of the Company's Common Stock. The debentures are unsecured and subordinate in right of payment to all senior indebtedness of the Company. The debentures do not restrict the Company's ability to incur additional senior indebtedness and most other indebtedness. The terms of senior indebtedness now existing or incurred in the future could affect the Company's ability to make payments of principal and/or interest to the holders of debentures.

Risks Associated With Pending Litigation.

     The Company has been named as a defendant in a shareholder derivative action brought by a shareholder of the Company against certain directors of the Company and a third party affiliated with certain of the director-defendants. Although the parties have reached, in principal, a settlement agreement, as is discussed in more detail below, the complaint in that action alleges that certain of the individual employee director defendants wrongfully caused the Company to engage in a series of loan transactions with K.L.S. Enviro Resources, Inc., a Nevada corporation ("KLSE"), and thereafter appropriated to themselves certain corporate opportunities resulting from such loan transactions. The Complaint further alleges that the non-employee director defendants wrongfully acquiesced in or ratified the conduct of the employee-directors, and that all of the individual defendants breached their fiduciary duties to the Company. The Complaint seeks to compel an accounting for any alleged profits earned by the employee director defendants, equitable relief in the form of an order requiring certain of the employee director defendants to forfeit certain securities of KLSE they allegedly acquired in breach of their fiduciary duties to the Company, monetary damages in an unspecified amount, and costs and legal fees. After that action was filed but before process was served, the Company commenced settlement negotiations with the plaintiff. Although a settlement agreement in principal was reached by the parties, no settlement agreement has been executed; process has been served and the discovery process with respect to the settlement is ongoing. The terms of the definitive settlement agreement between the parties will be subject to approval by the court. Regardless of the outcome of the discovery relating to the settlement or the commencement of litigation proceedings if the settlement is not consummated, the Company believes that the claims asserted against the Company in this action are entirely without merit, and that the material facts and circumstances surrounding the relationship between the Company and KLSE have been fully disclosed in accordance with applicable laws and regulations. After consideration of the nature of the claims and the facts relating to this action, the Company believes that the resolution of this action will not have a material effect on the Company's business, financial condition and results of operations; however, the results of this action, including any potential settlement, are uncertain and there can be no assurance to that effect. At a minimum this action will result in some diversion of management time and effort from the operations of the business.


                            PART II

Item 2.  Changes in Securities

     c. Unregistered sales of equity securities during quarter (other than in reliance on Regulation S).

     Recent Sales of Unregistered Securities. During the quarter ended June 30, 1997, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"), other than unregistered sales in reliance on Regulation S under the Act, as follows:

     On April 24, 1997 the Company issued 100,000 shares of common stock to a company as compensation for consulting services rendered. The Company issued such shares without registration under the Act in reliance on
Section 4(2) of the Act and/or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or in compliance with an exemption.

     On May 21,  1997 the Company granted options to purchase 10,000
shares of common stock to an employee.   All of such options were issued
under the Company's 1997 Stock Incentive Plan without registration under the Act in reliance on Sections 3(b) and 4(2) of the Act and the rules and regulations promulgated thereunder. The exercise price of such options is $7.16, which was the closing market price on the date of grant.

     On May 29,  1997 the Company granted options to purchase an aggregate
of 3,000,000 shares of common stock to various employees.   All of such
options were issued under the Company's 1997 Stock Incentive Plan without registration under the Act in reliance on Sections 3(b) and 4(2) of the Act and the rules and regulations promulgated thereunder. The exercise price of such options is $6.50, which was the closing market price on the date of grant.

Item 4.  Submission of Vote of Security Holders

At its Annual Meeting of Shareholders on June 16, 1997, the following actions were submitted and approved by vote of the majority of the issued and outstanding shares of the Company:

    (1)   Election of directors;
    (2) Approval of the Board of Directors' selection of Deloitte & Touche LLP, as the Company's independent certified public accountants.

     A total of 33,643,095 shares (approximately 80%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

      1.   For the directors as follows:

                                                                       # Shares Abstaining/
         Name                      # Shares For     # Shares Against        Withheld
--------------------------        --------------   -----------------   --------------------
Stephen M. Studdert                 33,573,429           6,203               63,463
Alan C. Ashton, Ph.D.               33,573,429           6,203               63,463
John A. Oberteuffer, Ph.D.          33,573,429           6,203               63,463
Joseph Verner Reed                  33,573,429           6,203               63,463
James B. Hayes                      33,573,429           6,203               63,463
Thomas A. Murdock                   33,573,429           6,203               63,463
Roger D. Dudley                     33,572,429           7,203               63,463
Rick D. Nydegger                    33,573,429           6,203               63,463

      2. For the ratification of the Board of Directors' selection of Deloitte & Touche LLP as the independent certified accountants of the Company as follows:

         # Shares For         # Shares Against      # Shares Abstaining
        -------------         ----------------      -------------------
         33,570,577                 9,055                 63,463

Broker non-votes were counted as abstentions on matter 2 above.

Item 6.  Exhibits and Reports on Form 8-K

     a.   Regulation S-K Exhibits.

     Exhibit No.    Description

     (3)(i) Articles of Incorporation of the Company which are incorporated by reference from the Company's Registration Statement on Form S-18 dated as of September 12, 1989

     (3)(ii) Certificate of Amendment of Certificate of Incorporation dated as of March 21, 1994, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (3)(iiii) Certificate of Amendment of Certificate of Incorporation dated as of May 13, 1994, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (3)(iv) The Company's Bylaws, as amended, which are incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (4) Description of the Company's common stock and other securities and specimen certificates representing such securities which are incorporated by reference from the Company's Registration Statement on Form S-18 dated as of September 12, 1989, as amended

     (10)(i) Product Development and Assignment Agreement dated as of October 16, 1993 between Phonic Technologies, Inc. and Synergetics, Inc., which is incorporated by reference from the Company's Current Report on Form 8-K dated as of June 17, 1994

     (10)(ii) Re-Stated Product Development and Assignment Agreement dated as of March 30, 1995, between fonix Corporation and Synergetics, Inc., which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (10)(iii) Memorandum of Understanding dated as of March 13, 1997, by and among the Company, Synergetics, Inc. and C. Hal Hansen, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(iv) Employment Agreement by and between the Company and Stephen M. Studdert, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(v) Employment Agreement by and between the Company and Thomas A. Murdock, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(vi)  Employment Agreement by and between the Company and Roger
               D. Dudley, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (27)      Financial Data Schedule, filed herewith.

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   fonix corporation



Date:   August 13, 1997            /s/ Douglas L. Rex
                                   -------------------------------
                                   Douglas L. Rex, Chief Financial Officer