Form 10KSB/A
period 1996-12-31
FONIX CORP
filed 1997-09-08
CIK 855585

==============================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                              FORM 10-KSB/A
                            (Amendment No. 1)

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

     As with most development stage companies, there are uncertainties that raise substantial doubt about the ability of the Company to continue as a going concern. The Company has not yet achieved profitable operations and reported operating losses including a loss of $7,829,508 for the year ended December
31, 1996 and cumulative losses of $19,841,807 for the period October 1, 1993 (date of inception) to December 31, 1996. Marketing of complete ASRT for third party licensing, including OEM licensing arrangements, development of related technologies, and strategic partnering will require additional financing or capital. As of December 31, 1996, the Company has working capital of $4,906,520, which will not be sufficient to complete such activities at present levels of expenditure for research and development and general and administrative expenses. Accordingly, the report of the Company's independent auditors issued in connection with the audited financial statements filed with this Annual Report, contains explanatory language addressing the Company's ability to continue as a going concern. The Company projects that, at current levels of expenditures for research and development, a total of $15,800,000 will be required to continue its planned operations at present levels through the end of fiscal 1997.

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

                               Summary Compensation Table

                                           Annual                      Long Term
                                        Compensation              Compensation Awards
                                ------------------------------  --------------------------
   Name and                                                        Securities Underlying
Principal Position     Year     Salary                                  Options (#)(1)
- ------------------     ----     ---------                       --------------------------

Stephen M. Studdert    1994     --(2)                           --(2)
CEO (4/96-Present)     1995     --(2)                           --(2)
                       1996     $131,539                        800,000

Thomas A. Murdock      1994     --(2)                           --(2)
CEO (6/94 to 4/96)     1995     --(2)                           --(2)
President, COO         1996     $131,539                        800,000

Roger D. Dudley        1994     --(2)                           --(2)
Exec. V.P./CFO         1995     --(2)                           --(2)
                       1996     $131,539                        800,000

- ---------------------


     (1) All options granted to named executive officers during fiscal 1996 were granted under the Company's 1996 Director's Stock Option Plan as compensation for their service on the Company's Board of Directors [See Director Compensation, below].

     (2) During fiscal 1994, 1995 and part of 1996, the Company's executive officers were not compensated directly by the Company. Rather, during those periods, any compensation received by the Company's executive officers for any services rendered by them to the Company was paid by SCC, a closely held private entity owned and controlled by Messrs. Studdert, Murdock and Dudley. [See Item 12. Certain Relationships and Related Transactions] Although the Company makes no representation about the compensation arrangements between SCC and its employees, including Messrs. Studdert, Murdock and Dudley, the total compensation paid by the Company to SCC during such periods is as follows:


                                 Management Fee    Management Fee
                       Year          (Cash)           (Stock)

                       1994         $ 209,300            --
                       1995           111,339         3,699,900 *
                       1996           120,000            --

           * The management services contract between the Company and SCC obligated the Company to pay SCC a monthly management fee of $50,000, which amounts were invoiced monthly by SCC but often accrued due to the Company's cash flow constraints.
              By July 1995, the Company owed SCC approximately $1,417,000 of accrued but unpaid management fees. On November 16, 1994, the Company's Board of Directors approved the issuance of warrants (the "SCC Warrants") to purchase up to 3,700,000 shares of the

              Company's common stock to SCC.  The
              authorized purchase price of the SCC Warrants was $.033 per share, and the authorized exercise price for each share of common stock underlying the SCC Warrants was $.35. The Board of Directors' resolution authorizing the issuance of the SCC Warrants specified that the purchase price for the SCC Warrants and the exercise price for shares of common stock underlying the SCC Warrants could be satisfied by canceling invoices for services previously rendered to the Company under the Consulting Agreement or by cash payment. On July 31, 1995, the Company issued and SCC purchased the SCC Warrants. The purchase price of the SCC Warrants was $.033 per share of common stock underlying the SCC Warrants, or an aggregate of $122,100. On August 11, 1995, SCC exercised the SCC Warrants at an exercise price of $.35 per share of common stock underlying the SCC Warrants. Both the $122,100 purchase price and the $1,295,000 aggregate exercise price for the SCC Warrants were satisfied by the cancellation of amounts invoiced to the Company by SCC pursuant to the SCC Agreement during the fiscal year ended December 31, 1994 and the period between January 1, 1995 and August 11, 1995. Such cancellation was accomplished on a dollar-for-dollar basis. The total dollar value of the transaction subsequently was adjusted upward and expensed as compensation paid by the Company in the amount of $3,699,900. [See Item 12. Certain Relationships and Related Transactions]


                               OPTION GRANTS IN LAST FISCAL YEAR

                        Number of Securities     % of Total Options
                        Underlying               Granted to Employees     Exercise     Expiration
Name                    Options Granted          in Fiscal Year           Price        Date
- --------------------    --------------------     --------------------     ---------    -----------
Stephen M. Studdert     800,000(1)(2)            $4.063                   4/30/2006

Thomas A. Murdock       800,000(1)(2)             4.063                   4/30/2006

Roger D. Dudley         800,000(1)(2)             4.063                   4/30/2006
- ---------------------


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

                         FISCAL YEAR-END OPTION VALUES(1)

                              Number of Securities        Value of Unexercised
                              Underlying Unexercised      In-the-Money Options
                              Options at FY-End(#)        at FY-End ($)(2)
                              Exercisable/                Exercisable/
Name                          Unexercisable               Unexercisable
- -------------------------     -----------------------     --------------------
Stephen M. Studdert           400,000/                    $2,349,800/
                              400,000                      2,349,800

Thomas A. Murdock             400,000/                     2,349,800/
                              400,000                      2,349,800

Roger D. Dudley               400,000/                     2,349,800/
                              400,000                      2,349,800

- --------------------------

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


                  STOCK OPTIONS GRANTED TO DIRECTORS DURING FISCAL YEAR

                              Shares          Date         Exercise          Shares Vested
Name                          Granted (#)     Granted      Price Per Share   at FY-End(1)
- ------------------------      -------------   ----------   ---------------   ------------------

Stephen M. Studdert           800,000         4/30/96      $4.063            400,000

Alan C. Ashton                400,000         4/30/96       4.063            -

Joseph Verner Reed            800,000         4/30/96       4.063            400,000

James B. Hayes                800,000         4/30/96       4.063            400,000

Thomas A. Murdock             800,000         4/30/96       4.063            400,000

Roger D. Dudley               800,000         4/30/96       4.063            400,000

- --------------------------

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of March 21, 1997, the number of shares of common stock of the Company beneficially owned by all persons known to be holders of more than five percent (5%) of the Company's voting securities and by the Executive Officers and Directors of the Company:



                                     Number of
Name and Address of 5%               Shares
Beneficial Owners,                   Beneficially            Percent of
Executive Officers and Directors     Owned                   Class(1)
- --------------------------------     -------------------     --------------

Thomas A. Murdock                    26,277,198(2)           62.8%
President, COO and Director
60 East South Temple Street,
Suite 1225
Salt Lake City, Utah  84111

Alan C. Ashton, Director             11,929,167(3)(4)        28.3
c/o Beesmark Investments, L.C.
261 East 1200 South
Orem, Utah  84097

Beesmark Investments, L.C.           11,729,167(4)           28.0
5% Beneficial Owner
261 East 1200 South
Orem, Utah  84097

Roger D. Dudley, Executive            7,779,596(5)           18.4
Vice President
Chief Financial Officer, Director
60 East South Temple Street,
Suite 1225
Salt Lake City, Utah  84111

Stephen M. Studdert,                  7,779,296(6)           18.4
Chairman of the Board
Chief Executive Officer
60 East South Temple Street,
Suite 1225
Salt Lake City, Utah  84111

Studdert Companies Corp.              3,700,000(7)            8.9
5% Beneficial Owner
60 East South Temple Street,
Suite 1225
Salt Lake City, Utah  84111

Joseph Verner Reed, Director            620,000(8)            1.5
73 Sterling Road
Greenwich, Connecticut 06831

James B. Hayes, Director                620,000(8)            1.5
One Education Way
Colorado Springs, Colorado 80906

Rick D. Nydegger, Director                   --(9)             --
10217 North Oak Creek Lane
Highland, Utah 84003

John A. Oberteuffer, Ph.D.                   --                --
Voice Information Associates, Inc.
14 Glen Road South
Lexington, Massachusetts 02173

Officers and Directors as a Group     9,089,588           64.5%
 (8 persons)

- ---------------------------------

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

                             PART IV

Item 13.  Exhibits, Financial Statement Schedules and Report on Form 8-K

(a)  Documents filed as part of Form 10-KSB:

    1.  Financial Statements (included in Part II, Item 7):

      Independent Auditors' Report of Deloitte & Touche LLP          F-2

      Independent Auditors' Report of Pritchett, Siler & Hardy
      P.C.                                                           F-3/A

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

          (9)(ii)Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger D. Dudley, Beesmark Investments, L.C., Studdert Companies Corporation, and Thomas A. Murdock as Trustee, dated as of October 23, 1995, incorporated by reference from the Company's Current Report on Form 8-K dated as of October 23, 1995

          (9)(iii)Second Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger
               D. Dudley, Beesmark Investments, L.C., Studdert Companies Corporation, and Thomas A. Murdock as Trustee, dated as of jULY 2, 1996, incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

          (9)(iv)Third Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger
               D. Dudley, Beesmark Investments, L.C., Studdert Companies Corporation, and Thomas A. Murdock as Trustee, dated as of September 20, 1996, incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

          (9)(v)Fourth Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger
               D. Dudley, Beesmark Investments, L.C., Studdert Companies

               Corporation, and Thomas A. Murdock as Trustee, dated as of September 20, 1996, incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

          (10)(i)Product Development and Assignment Agreement dated as of October 16, 1993 between Phonic Technologies, Inc. and Synergetics, Inc., which is incorporated by reference from the Company's Current Report on Form 8-K dated as of June 17, 1994

          (10)(ii) Re-Stated Product Development and Assignment Agreement dated as of March 30, 1995, between fonix Corporation and Synergetics, Inc., which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

          (10)(iii) Independent Consulting Agreement dated as of June 22, 1994, between the Company and Studdert Companies Corp., which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

           (10)(iv) Securities Purchase Agreement byand among the Company, Beesmark Investments, L.C., and Alan C. Ashton dated as of October 23, 1995, which is incorporated by reference from the Company's Current Report on Form 8-K dated as of October 23, 1995

          (10)(v) Memorandum of Understanding dated as of March 13, 1997, by and among the Company, Synergetics, Inc. and C. Hal Hansen, incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996


          (10)(vi) Employment Agreement by and between the Company and Stephen M. Studdert, incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

          (10)(vi) Employment Agreement by and between the Company and Thomas A. Murdock, incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

          (10)(vi) Employment Agreement by and between the Company and Roger D. Dudley, incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

          (16)(i) Letter on Changes in Certifying Accountant, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB, as amended

          (16)(ii) Letter on Changes in Certifying Accountant, which is incorporated by reference from the Company's Current Report on Form 8-K dated as of March 24, 1997

          (21) List of the Company's subsidiaries, the states of incorporation of those subsidiaries and the names under which the subsidiaries do business, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB, as amended

          (27) Financial Data Schedule, filed herewith

(b) Reports on Form 8-K: During the fourth quarter of fiscal year 1996, the Company filed no current report on Form 8-K.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the registrant has caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized:

     fonix corporation




 Date:  August 29, 1997                 By: /s/ Stephen M. Studdert
        ----------------                -------------------------------------
                                        Stephen M. Studdert, Chairman

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Stephen M. Studdert                  /s/ Alan C. Ashton
- ----------------------------------       -----------------------------------
Stephen M. Studdert, Chairman,           Alan C. Ashton, Ph.D., Director
  Principal Executive Officer

August 29, 1997                          August 29, 1997
- ---------------------                    -------------------
Date                                     Date

 /s/ Roger D. Dudley                     /s/ Ambassador Joseph Verner Reed
- ----------------------------------       -----------------------------------
Roger D. Dudley, Principal               Ambassador Joseph Verner Reed,
Financial Officer, Principal             Director
Accounting Officer, Director

August 29, 1997                          August 28, 1997
- ----------------------                   ----------------------
Date                                     Date

/s/ Thomas A. Murdock                    /s/ James B. Hayes
- ----------------------------------       ------------------------------------
Thomas A. Murdock, Director              James B. Hayes, Director

August 29, 1997                          September 2, 1997
- --------------------------               -------------------------
Date                                     Date


/s/ John A. Oberteuffer                  /s/ Rick D. Nydegger
- ----------------------------------       ------------------------------------
John A. Oberteuffer, Ph.D., Director     Rick D. Nydegger, Director

August 29, 1997                          August 28, 1997
- --------------------------               -------------------------
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

DELOITTE &
  TOUCHE LLP         Suite 1800                      Telephone: (801) 328-4706
                     50 South Main Street            Facsimile: (801) 355-7515
                     Salt Lake City, Utah 84144-0458



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


/s/ Deloitte & Touche LLP

March 28, 1997
Salt Lake City, Utah

                        PRITCHETT, SILER & HARDY, P.C.
                            430 EAST 400 SOUTH
                        SALT LAKE CITY, UTAH 84111
                               (801) 328-1123




                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors
fonix corporation
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheet of fonix corporation and subsidiary [a development stage company] as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1995, and for the period from October 1, 1993 (date of inception) to December 31, 1995.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of fonix corporation and subsidiary (a development stage company) as of December 31, 1995, and the results of their operations and their cash flows for the year ended December 31, 1995 and for the period from October 1, 1993 (date of inception) to December 31, 1995, in conformity with generally accepted accounting principles.

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

/s/  PRITCHETT, SILER & HARDY, P.C.


March 4, 1996, except as to Note 12
 as to which the date is March 28, 1997

                                   F-3/A
fonix(TM) corporation and Subsidiary
(A Development Stage Company)

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