Form 10-Q/A
period 1997-06-30
FONIX CORP
filed 1997-09-08
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                               FORM 10-Q/A
                           (Amendment No. 1)

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

In October 1995, the Company issued a Series A Subordinated Convertible Debenture in the amount of $500,000 to a private investment entity. That debenture is due October 23, 1997 and has an annual interest rate of 5%. The holder of that debenture has given notice of conversion and has requested that fonix(TM) corporation
                       [A Development Stage Company]
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

the Company issue 166,667 shares of Series A Preferred Stock. The Company is in the process of taking the necessary action to authorize the issuance of the Series A Preferred Stock, into which that debenture is convertible.

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

In April 1996, the directors approved a directors' stock option plan, under which the aggregate number of shares available for issuance is 5,400,000. The shareholders of the Company approved the plan at fonix(TM) corporation
                       [A Development Stage Company]
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

their annual meeting in July 1996. The plan is administered by a committee consisting of two or more directors of the Company. The plan provides that each director shall receive options to purchase 200,000 shares of common stock for services rendered as a director during each entire calendar year or portion of a calendar year in excess of six months. The exercise price of such options is the closing market price of the stock on the date the options are granted. The option term is ten years from the date of grant.

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

A summary of options granted under the Company's various stock option plans for the six months ended June 30, 1997 is presented below:

                                                                          Wt. Ave.
                                                          Stock           Exercise
                                                         Options           Price
                                                      --------------   --------------
Total options outstanding at beginning of period         4,626,000      $      4.06
     Granted                                             3,310,000             6.56
     Exercised                                                -                 -
     Forfeited                                                -                 -
     Canceled                                             ( 35,000)            6.23
                                                      --------------   --------------
        Total options outstanding at end of period       7,901,000      $      5.11
                                                      ==============   ==============
        Total options exercisable at end of period       3,301,003      $      4.06
                                                      ==============   ==============

A summary of options outstanding under the Company's various stock option plans at June 30, 1997 is presented below:

                          Options Outstanding                         Options Exercisable
                --------------------------------------------       -----------------------------
                                  Weighted
                                   Average        Weighted                            Weighted
   Range of                       Remaining        Average                             Average
   Exercise        Number        Contractual      Exercise           Number           Exercise
    Prices       Outstanding         Life           Price          Exercisable         Price
 --------------  -------------   ------------    ------------      ------------     ------------

$2.97 - 3.66       155,000        8.8 years      $   3.55               75,669        $   3.43
 4.06            4,400,000        8.8 years          4.06            3,200,000            4.06
 5.00 - 6.50     3,026,000        9.9 years          6.49               25,334            5.00
 7.13 - 9.31       320,000        9.7 years          7.17
- --------------   -------------   ------------    ------------       ------------     ------------
$2.97 - 9.31     7,901,000        9.3 years      $   5.11            3,301,003      $     4.06
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

A summary of warrants granted by the Company during the six months ended June 30, 1997 is presented below:


                                                             June 30, 1997
                                                 -----------------------------------
                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                      Shares              Price
                                                 ---------------     ---------------
Total outstanding at beginning of period               600,000          $    1.63
    Granted                                               -                   -
    Exercised                                         (250,000)              1.40
    Forfeited                                             -                   -
    Canceled                                              -                   -
                                                 ---------------     ---------------

      Total outstanding at end of period               350,000          $    1.80
                                                 ===============     ===============

A summary of warrants outstanding at June 30, 1997 is presented below:

                          Warrants Outstanding                           Exercisable
                --------------------------------------------       -----------------------------
                                  Weighted
                                   Average        Weighted                            Weighted
   Range of                       Remaining        Average                             Average
   Exercise        Number        Contractual      Exercise            Number          Exercise
    Prices       Outstanding         Life           Price           Exercisable        Price
- --------------  -------------   ------------    ------------       ------------     ------------
   $  .50         130,000         1.1 years       $  0.50             130,000        $   0.50
     2.00         120,000         0.8 years          2.00             120,000            2.00
     3.24         100,000         0.8 years          3.24             100,000            3.24
- --------------  -------------   ------------    ------------       ------------     ------------
 $.50 - 3.24      350,000         0.9 years       $  1.80             350,000        $   1.80
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

     A total of 33,643,095 shares (approximately 80%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

      1.   For the directors as follows:

                                                                       # Shares Abstaining/
         Name                      # Shares For     # Shares Against        Withheld
- --------------------------        --------------   -----------------   --------------------
Stephen M. Studdert                 33,573,429           6,203               63,463
Alan C. Ashton, Ph.D.               33,573,429           6,203               63,463
John A. Oberteuffer, Ph.D.          33,573,429           6,203               63,463
Joseph Verner Reed                  33,573,429           6,203               63,463
James B. Hayes                      33,573,429           6,203               63,463
Thomas A. Murdock                   33,573,429           6,203               63,463
Roger D. Dudley                     33,572,429           7,203               63,463
Rick D. Nydegger                    33,573,429           6,203               63,463

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

     (10)(vii) Convertible Debenture Purchase Agreement dated as of June 18, 1997, between the Company and Southbrook International Investments, Ltd.

     (27)      Financial Data Schedule, filed herewith.

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   fonix corporation



Date:   September 5, 1997          /s/ Douglas L. Rex
                                   -------------------------------
                                   Douglas L. Rex, Chief Financial Officer