Form 10-Q/A
period 1997-06-30
FONIX CORP
filed 1997-09-29
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q/A
                                 (Amendment No. 2)

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

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                                                  (Restated)
                                                                 (Unaudited)       (Audited)
                                                                   June 30,       December 31,
                                                                     1997             1996
                                                                --------------   --------------
Current assets:
    Cash and cash equivalents                                   $  19,693,742    $  22,805,786
    Notes Receivable                                                  950,000        1,000,000
    Interest receivable                                                85,780          157,643
    Prepaid Assets                                                    291,314            4,172
    Prepaid financing costs                                           385,092             -
                                                                --------------   --------------
         Total Current Assets                                      21,405,928       23,967,601

Equipment, net of accumulated depreciation
  of $225,652 and $80,232                                           1,671,304        1,279,746

Intangible assets, net of accumulated amortization
  of $4,993 and $3,107                                                 67,450           53,011

Prepaid financing costs                                               313,965             -

Other assets                                                           44,647           30,912
                                                                --------------   --------------
                                                                $  23,503,294    $  25,331,270
                                                                ==============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                            $     347,409    $     307,931
    Accounts payable - related party                                    8,309          411,743
    Accrued expenses                                                  461,509        1,464,049
    Convertible debenture                                           3,500,000          500,000
    Notes payable                                                  17,969,988       16,377,358
                                                                --------------   --------------
         Total Current Liabilities                                 22,287,215       19,061,081
                                                                --------------   --------------
Stockholders' equity:
    Preferred stock                                                      -                -
    Common stock                                                        4,213            4,163
    Additional paid-in capital                                     28,773,381       26,107,833
    Accumulated deficit                                           (27,561,515)     (19,841,807)
                                                                --------------   --------------
         Total stockholders' equity                                 1,216,079        6,270,189
                                                                --------------   --------------
                                                                $  23,503,294    $  25,331,270
                                                                ==============   ==============

    See accompanying notes to condensed consolidated financial statements fonix corporation
                        [A Development Stage Company]

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 [Unaudited]

                                                                                                                 October 1,
                                                   Three months ended                Six months ended               1993
                                                        June 30,                          June 30,             (inception) to
                                            -------------------------------   -------------------------------      June 30,
                                                1997              1996             1997             1996            1997
                                            --------------   --------------   --------------   --------------   --------------
Revenues                                    $        -       $        -       $        -       $       -        $        -
                                            --------------   --------------   --------------   --------------   --------------
Expenses:
     General and administrative                 2,457,278          487,451        3,750,669          850,653       13,050,227
     Research and development                   1,455,221        1,090,877        3,065,279        1,907,538       13,936,278
                                            --------------   --------------   --------------   --------------   --------------
          Total expenses                        3,912,499        1,578,328        6,815,948        2,758,191       26,986,505
                                            --------------   --------------   --------------   --------------   --------------
Loss from operations                           (3,912,499)      (1,578,328)      (6,815,948)      (2,758,191)     (26,986,505)
                                            --------------   --------------   --------------   --------------   --------------
Other income (Expenses):
     Interest income                              296,876          361,695          602,425          488,309        1,994,882
     Interest (expense)                        (1,240,622)        (140,552)      (1,506,185)        (244,490)      (2,600,440)
                                            --------------   --------------   --------------   --------------   --------------
          Total Other Income (Expenses)          (943,746)         221,143         (903,760)         243,819         (605,558)
                                            --------------   --------------   --------------   --------------   --------------
Loss before extraordinary item                 (4,856,245)      (1,357,185)      (7,719,708)      (2,514,372)     (27,592,063)

Extraordinary item-
     Forgiveness of debt                             -                -                -                -              30,548
                                            --------------   --------------   --------------   --------------   --------------
Net Loss                                    $  (4,856,245)   $  (1,357,185)   $  (7,719,708)   $  (2,514,372)   $ (27,561,515)
                                            ==============   ==============   ==============   ==============   ==============
Loss per common share:
     Loss before extraordinary items        $       (0.12)   $       (0.04)   $       (0.18)   $       (0.07)   $       (1.08)
     Extraordinary item                               Nil              Nil              Nil              Nil              Nil
                                            --------------   --------------   --------------   --------------   --------------
Loss per common share                       $       (0.12)   $       (0.04)   $       (0.18)   $       (0.07)   $       (1.08)
                                            ==============   ==============   ==============   ==============   ==============
Weighted average shares                        42,105,189       36,311,941       41,982,952       33,710,102       25,582,531
                                            ==============   ==============   ==============   ==============   ==============

     See accompanying notes to condensed consolidated financial statements fonix corporation
                       [A Development Stage Company]

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents
                                 [Unaudited]

                                                                                                         October 1,
                                                                              Six months ended             1993
                                                                                 June 30,              (inception) to
                                                                     -------------------------------     June 30,
                                                                         1997             1996             1997
                                                                     --------------   --------------   --------------
Cash flows from development activities:
   Net loss                                                          $  (7,719,708)   $  (2,514,372)   $ (27,561,515)
   Adjustments to reconcile net loss to net cash
     used in development activities:
       Common stock issued for services                                    915,000             -           2,239,270
       Non-cash interest expense related to issuance
         of debentures and warrants                                        941,543             -             941,543
       Additional compensation expense recorded in
         accordance with APB Opinion No. 25                                   -                -           2,282,900
       Write-off of assets received in acquisition                            -                -               1,281
       Depreciation and amortization                                       146,243           14,656          230,643
       Non cash gain on forgiveness of debt                                   -                -             (30,548)
       Changes in assets and liabilities:
          (Increase)  decrease in interest receivable                       71,863         (107,758)         (85,780)
          (Increase) in prepaid financing costs                           (315,000)            -            (315,000)
          (Increase) in prepaid assets                                    (287,142)            -            (291,314)
          (Increase) in other assets                                        (8,735)            -             (39,647)
          Increase (decrease) in accounts payable                           39,478          (51,819)       1,982,678
          Increase (decrease) in accounts payable - related party         (403,434)            -               8,309
          Increase in unearned interest revenue                                               9,000
          Increase  (decrease) in accrued expenses                      (1,002,540)          43,770          553,427
                                                                     --------------   --------------   --------------
       Net cash used in operating activities                            (7,622,432)      (2,606,523)     (20,083,753)
                                                                     --------------   --------------   --------------
Cash flows from investing activities:
   Purchase of equipment                                                  (536,978)        (185,932)      (1,896,956)
   Investment in intangible assets                                         (15,264)          (9,598)         (72,443)
   Investment in notes receivable                                         (888,600)      (3,160,000)      (1,888,600)
   Payment of notes receivable                                             933,600          800,000          933,600
                                                                     --------------   --------------   --------------
       Net cash used in investing activities                              (507,242)      (2,555,530)      (2,924,399)
                                                                     --------------   --------------   --------------
Cash flows from financing activities:
   Net increase in revolving note payable                                1,592,630        9,057,936       17,969,988
   Proceeds  from notes payable                                               -                -           2,351,667
   Payment of notes payable                                                   -                -          (1,779,806)
   Proceeds from issuance of convertible debenture                       3,000,000             -           3,500,000
   Proceeds from issuance of common stock                                  425,000       10,759,962       20,660,045
                                                                     --------------   --------------   --------------
       Net cash provided by financing activities                         5,017,630       19,817,898       42,701,894
                                                                     --------------   --------------   --------------
Net increase (decrease) in cash and cash equivalents                    (3,112,044)      14,655,845       19,693,742

Cash and cash equivalents at beginning of period                        22,805,786        7,849,610             -
                                                                     --------------   --------------   --------------
Cash and cash equivalents at end of period                           $  19,693,742    $  22,505,455    $  19,693,742
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

    The Company recorded deferred interest expense and an increase in additional paid-in capital of $427,900 related to the issuance of $3,000,000 in convertible debentures

    For the six months ended June 30, 1996:

    The Company issued 220,000 shares of common stock to unrelated parties for finders fees valued at $597,520.

    The Company issued 200,000 shares of common stock to unrelated parties for finders fees valued at $304,000.


        See accompanying notes to consolidated financial statements.

                            fonix(TM) corporation
                       [A Development Stage Company]
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

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

Restatement - Subsequent to the issuance of the Company's June 30, 1997 Form 10-Q, the Company's management determined that the Company should record additional interest expense of $427,900 (as disclosed in Note 4) on the Convertible Debentures that were issued on June 18, 1997. In conjunction with the issuance of the Convertible Debentures, the Company issued to the debenture-holder a warrant to purchase an additional 250,000 shares of common stock for $8.28 per share. The Company has determined that there is additional interest expense of $897,750 related to the estimated fair value of the warrant which should also be recorded. As a result, the balance sheet as of June 30, 1997 and the Statement of Operations for the three and six month periods ended June 30, 1997 and for the period October 1, 1993 (Inception) to June 30, 1997 have been restated from the amounts previously reported.

A summary of the significant effects of the restatement is as follows:

                                                                 1997
                                                  As Previously Reported          As Restated
At June 30:
Prepaid financing costs -Long-term                   $    315,000                 $     313,965
Prepaid financing costs-Current                              -                          385,092
Additional paid in capital                             27,447,781                    28,773,301
Accumulated deficit                                   (26,619,972)                  (27,561,515)

                            fonix(TM) corporation
                       [A Development Stage Company]
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

For the three months ended June 30:
Interest expense                                         (299,079)                   (1,240,622)
Net loss                                               (3,914,702)                   (4,856,245)
Net loss per share                                          (0.09)                        (0.12)

For the six months ended June 30:
Interest expense                                         (564,642)                   (1,506,185)
Net loss                                               (6,778,165)                   (7,719,708)
Net loss per share                                          (0.16)                        (0.18)

For the period  October 1, 1993 (Inception)
    to June 30:
Interest expense                                       (1,658,897)                   (2,600,440)
Net loss                                              (26,619,972)                  (27,561,515)
Net loss per share                                          (1.04)                        (1.08)


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

                            fonix(TM) corporation
                       [A Development Stage Company]
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
                                                             =============

4.   CONVERTIBLE DEBENTURES

In June 1997, the Company entered into a Convertible Debenture Purchase Agreement (the "Agreement") whereby an unrelated investment entity agreed to purchase up to an aggregate principal amount of $10,000,000 of the Company's Series B 5% Convertible Debentures. The debentures are due June 18, 2007, bear interest at 5% and are convertible into shares of the Company's common stock at anytime after issuance at the holder's option. Under terms of the Agreement, the debentures are to be purchased in three payments. The first payment of $3,000,000 was made to the Company on June 18, 1997. The second and third payments of $3,000,000 and $4,000,000, respectively, are to be paid to the Company upon written notice, provided that the Company's market capitalization is in excess of $200,000,000 and other conditions are met. The debentures may be converted into shares of the Company's common stock at the lesser of $6.81 or the average of the per share market value for the five trading days immediately preceding the conversion date multiplied by 90% for any conversion on or prior to the 120th day after the original issue date and 87.5% for any conversion thereafter. Utilizing the conversion terms most beneficial to the investor, the Company has recorded in the accompanying financial statements additional deferred interest expense of approximately $427,900. This amount represents the maximum potential discount of 12.5%, which is available to the investor after 120 days, applied to the market price on the date of issuance of $6.81 per share.
This amount is being amortized as additional interest expense over the 120 day period. Upon the conversion of any of the debentures during the 120 days, an allocable portion of the deferred interest will be expensed. When and if the second and third payments, referred to above, of $3,000,000 and $4,000,000 are funded and the convertible debentures are issued, there will be an additional deferred interest expense recorded for each of those issuances. As part of the same transaction, the Company also issued to the investor a warrant to purchase up to 250,000 shares of common stock at any time prior to June 18, 2002, at the exercise price of $8.28 per share. In connection with the issuance of these warrants, the Company recorded the fair value of the warrants, totaling $897,750 as a charge to interest expense for the quarter ended June 30, 1997. The fair value of such warrants was determined as of the date of grant using the Black-Scholes pricing model assuming the following: Dividend yield 0.00%; expected volatility 65%; risk free interest rate of 5.895% and expected life to exercise of 5 years. Additionally, the Company entered into a registration rights fonix(TM) corporation
                       [A Development Stage Company]
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

agreement with the investor under which the Company is contractually obligated to take steps to register the common stock issuable upon conversion of the debentures and exercise of the warrant. The registration statement was filed with the Securities and Exchange Commission on July 16, 1997. The Company covenanted in the debentures and the warrant to reserve out of its authorized and unissued shares of common stock no less than that number of shares that would be issuable upon the conversion of the debentures and any interest then payable on the debentures and the exercise of the warrant. As of June 30, 1997 none of the debentures had been converted. Subsequently, $500,000 face value of the Series B 5% Convertible Debentures were converted into 87,498 shares of the Company's common stock.


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

Funding Agreement - In October 1995, the Company entered into a funding arrangement with a private investment entity. Under the terms of the agreement, the investor agreed to invest $6,050,000 ("Funding fonix(TM) corporation
                       [A Development Stage Company]
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

Commitment") in exchange for 11,562,500 shares of the Company's common stock, and a $500,000 debenture convertible into 166,667 Series A Preferred Stock or 166,667 shares of common stock. The Company received $3,945,000 (which included the $500,000 convertible debenture) and $2,105,000 of the Funding Commitment in 1996 and 1995, respectively. All of the common stock and the debentures have been issued.

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
                                                      ==============   ==============

                            fonix(TM) corporation
                       [A Development Stage Company]
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

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
==============   =============   ============    ============       ============     ============

A summary of warrants granted by the Company during the six months ended June 30, 1997 is presented below:


                                                             June 30, 1997
                                                 -----------------------------------
                                                                        Weighted
                                                                         Average
                                                                        Exercise
                                                      Shares              Price
                                                 ---------------     ---------------
Total outstanding at beginning of period               600,000          $    1.63
    Granted                                            250,000               8.28
    Exercised                                         (250,000)              1.40
    Forfeited                                             -                   -
    Canceled                                              -                   -
                                                 ---------------     ---------------

      Total outstanding at end of period               600,000          $    4.50
                                                 ===============     ===============

A summary of warrants outstanding at June 30, 1997 is presented below:

                          Warrants Outstanding                           Exercisable
                --------------------------------------------       -----------------------------
                                  Weighted
                                   Average        Weighted                            Weighted
   Range of                       Remaining        Average                             Average
   Exercise        Number        Contractual      Exercise            Number          Exercise
    Prices       Outstanding         Life           Price           Exercisable        Price
--------------  -------------   ------------    ------------       ------------     ------------
   $  .50         130,000         1.1 years       $  0.50             130,000        $   0.50
     2.00         120,000         0.8 years          2.00             120,000            2.00
     3.24         100,000         0.8 years          3.24             100,000            3.24
     8.28         250,000         5.0 years          8.28             250,000            8.28
--------------  -------------   ------------    ------------       ------------     ------------
 $.50 - 8.28      600,000         2.6 years       $  4.50             600,000        $   4.50
==============  =============   ============    ============       ============     ============

                            fonix(TM) corporation
                       [A Development Stage Company]
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

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

Until March 1997, Synergetics had compensated its engineers, employees, members of its development team, and other financial backers, in part, with the issuance of "Project Shares" granting the holders of fonix(TM) corporation
                       [A Development Stage Company]
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

such shares the right, within limits, to share pro rata in future royalty payments. In addition to issuance of Project Shares, Synergetics had made loans and advances to some members of its project team on a non-recourse basis. Repayment of the Advances was secured by future disbursements under the Project Shares.

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

                            fonix(TM) corporation
                       [A Development Stage Company]
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

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

9.   INCOME TAXES

At June 30, 1997, net deferred tax assets, before considering the valuation allowance, totaled approximately $10,600,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance for all net deferred tax assets. Accordingly, because of recurring losses and the valuation allowance, there is no provision for income taxes in the accompanying statements of operations. The net change in the valuation allowance was approximately $1,830,000 and $2,800,000 for the three and six months ended June 30, 1997.

The Company has available at June 30, 1997, unused federal operating loss carryforwards of approximately $24,500,000 and unused state operating loss carryforwards of approximately $25,400,000, which may be applied against future taxable income and which expire in various years beginning in 2008 through 2011.

                            fonix(TM) corporation
                       [A Development Stage Company]
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

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

Operating Losses

     General and administrative expenses were $2,457,278 and $487,451, respectively, for the three months ended June 30, 1997 and June 30, 1996.
This increase over the comparable period was due primarily to increases in salaries, rents, legal and accounting fees, outside services and a fee of $1,913,536 paid to certain officers for taxes payable by the officers in conjunction with the exercise of 3,700,000 warrants in 1995 by a company owned by the officers (see note 7). Due to the lack of revenues and these general and administrative and research and development expenses, the Company has incurred losses from operations of $3,912,499 and $1,578,328 for the three months ended June 30, 1997 and 1996, respectively. Net expense from other income and expenses was $943,746 for the three months ended June 30, 1997, an increase in net expense of $1,164,889 over the three months ended June 30, 1996. This increase was due primarily to financing costs in the amount of $941,543 associated with the issuance of an aggregate of $3,000,000 in convertible debentures and with the issuance of a common stock purchase warrant on June 18, 1997, and the Company drawing on its line of credit for internal operations, investing smaller amounts of cash reserves, decreasing interest income and increasing interest expense. At June 30, 1997, the Company had an accumulated deficit of $27,561,515 and stockholders' equity of $1,216,079. The Company anticipates that its investment in ongoing scientific research and development of the ASRT and related artificial intelligence and compression/decompression technologies will continue at present or increased levels for at least the remainder of fiscal 1997.

Liquidity and Capital Resources

     The Company's current liabilities exceeded its current assets by $881,287 at June 30, 1997 and current assets exceeded current liabilities by $4,906,520 at December 31, 1996. The current ratio of assets to liabilities was .93 at June 30, 1997 as compared with 1.26 at December 31, 1996. Current assets decreased by $2,561,673 to $21,405,928 from December 31, 1996 to June 30, 1997. Current liabilities increased by $3,226,134 to $22,287,215 during the same period. The decrease in working capital over this period is primarily attributable to the Company's use of its cash reserves to support increased operational expenses during the six months ended June 30, 1997. Total assets were $23,503,294 at June 30, 1997 as compared to $25,331,270 at December 31, 1996.

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

     In June 1997, the Company entered into a Convertible Debenture
Purchase Agreement (the "Agreement") whereby an unrelated investment entity agreed to purchase up to an aggregate principal amount of $10,000,000 of the Company's Series B 5% Convertible Debentures. The debentures are due June 18, 2007, bear interest at 5% and are convertible into shares of the Company's common stock at anytime after issuance at the holder's option. Under terms of the Agreement, the debentures are to be purchased in three payments. The first payment of $3,000,000 was made to the Company on June 18, 1997. The second and third payments of $3,000,000 and $4,000,000, respectively, are to be paid to the Company upon written notice, provided that the Company's market capitalization is in excess of $200,000,000 and other conditions are met. The debentures may be converted into shares of the Company's common stock at the lesser of $6.81 or the average of the per share market value for the five trading days immediately preceding the conversion date multiplied by 90% for any conversion on or prior to the 120th day after the original issue date and 87.5% for any conversion thereafter. Utilizing the conversion terms most beneficial to the investor, the Company has recorded in the accompanying financial statements additional deferred interest expense of approximately $427,900. This amount represents the maximum potential discount of 12.5%, which is available to the investor after 120 days, applied to the market price on the date of issuance of $6.81 per share. This amount is being amortized as additional interest expense over the 120 day period. Upon the conversion of any of the debentures during the 120 days, an allocable portion of the deferred interest will be expensed. When and if the second and third payments, referred to above, of $3,000,000 and $4,000,000 are funded and the convertible debentures are issued, there will be an additional deferred interest expense recorded for each of those issuances. As part of the same transaction, the Company also issued to the investor a warrant to purchase up to 250,000 shares of common stock at any time prior to June 18, 2002, at the exercise price of $8.28 per share. In connection with the issuance of these warrants, the Company recorded the fair value of the warrants, totaling $897,750 as a charge to interest expense for the quarter ended June 30, 1997. The fair value of such warrants was determined as of the date of grant using the Black-Scholes pricing model assuming the following: Dividend yield 0.00%; expected volatility 65%; risk free interest rate of 5.895% and expected life to exercise of 5 years. Additionally, the Company entered into a registration rights agreement with the investor under which the Company is contractually obligated to take steps to register the common stock issuable upon conversion of the debentures and exercise of the warrant. The registration statement was filed with the Securities and Exchange Commission on July 16, 1997. The Company covenanted in the debentures and the warrant to reserve out of its authorized and unissued shares of common stock no less than that number of shares that would be issuable upon the conversion of the debentures and any interest then payable on the debentures and the exercise of the warrant.

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

Substantial and Continuing Losses; Accumulated Deficit.

     Since commencing its business of developing its automatic speech recognition technologies ("ASRT") and certain other proprietary technologies, including data compression and neural network design technologies (collectively the ASRT and such other related technologies are referred to in this Prospectus as the "Core Technologies"), the Company has had no revenues from operations. During each of the preceding three fiscal years, the Company has sustained ongoing losses associated with its research and development costs. The Company incurred a net loss of $7,829,508 for the year ended December 31, 1996 and a net loss of $7,719,708 for the six-month period ended June 30, 1997. Accordingly, the auditor's report in the fiscal 1996 financial statements includes an explanatory paragraph relating to the Company's ability to continue as a going concern.

Losses of this magnitude are expected to continue for the
near term and until such time as the Company is able to complete licensing or co-development arrangements with third parties which produce revenues sufficient to offset losses associated with the Company's ongoing operating expenses, and there can be no assurance that the Company will achieve profitable operations or that profitable operations will be sustained if
achieved.   At December 31, 1996, the Company's accumulated deficit was
$19,841,807 and at June 30, 1997, the Company's accumulated deficit was
$27,561,515.   The Company anticipates incurring substantial research and development expenses for the foreseeable future, which will require substantial amounts of additional cash on an ongoing basis. The Company must continue to secure additional financing to complete its research and development activities, and to seek and engage in negotiations with potential strategic alliance partners and otherwise market its technology to industry segments that can incorporate the Company's technologies into their products. The Company believes that the cash generated to date from its financing activities and the Company's ability to raise cash in future financing activities will be sufficient to satisfy its working capital requirements through the next twelve-month period. However, there can be no assurance that this assumption will prove to be accurate or that events in the future will not require the Company to obtain additional financing sooner than presently anticipated. To the extent that the Company's future financing activities involve the issuance of equity securities or securities convertible into equity securities, additional dilution to the interests of the Company's stockholders will result. Although the Company continues to investigate several financing alternatives, including strategic partnerships, private, debt and equity financing and other sources in relation to its ongoing and research and development activities, there can be no assurance that the current levels of funding or additional funding will be available when needed, or if available will be on terms satisfactory to the Company. Failure to obtain additional financing could have a material adverse effect on the Company, including possibly requiring it to significantly curtail its operations.

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

Unproven Market; Risks of New Technology.

     The market for speech recognition technologies is relatively new.
The Company's Core Technologies are new and represent a significant departure from technologies which have already found a degree of acceptance in the nascent voice recognition marketplace. The financial performance of the Company will depend, in part, on the future development, growth and ultimate size of the market for voice recognition products generally, and products incorporating the Company's Core Technologies specifically. Products, if any, incorporating the Company's Core Technologies will compete with more conventional means of information processing (e.g., data entry or access by keyboard or touch-tone phone). The Company believes that there is a substantial potential market for products incorporating speaker-independent, natural language, continuous speech recognition technology with vocabulary contextually sufficient to be useful for general purpose consumer, commercial and industrial use, and capable of operating in real time with acceptable levels of accuracy. Nevertheless, there can be no assurance that any market for the Company's Core Technologies or for products incorporating the Company's Core Technologies will develop, or that the Company's technology will find general acceptance in the marketplace, or that sales of products incorporating the Core Technologies will be profitable. Accordingly, the Company is subject to all of the risks inherent in developing and marketing new products based on new technology, together with the risks associated with market acceptance of such technology, technological obsolescence, inappropriate and/or illegal intellectual property appropriation and inadequate funding to commence and/or sustain operations. Even if the Core Technologies are licensed and products incorporating such technologies are manufactured and marketed, the occurrence of warranty or product liability, or retraction of market acceptance due to product failure, excess product returns or failure of the products to meet market expectations could prevent the Company from achieving or sustaining profitable operations.

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

Item 6.  Exhibits and Reports on Form 8-K

     a.   Regulation S-K Exhibits.

     Exhibit No.    Description

     (3)(i) Articles of Incorporation of the Company which are incorporated by reference from the Company's Registration Statement on Form S-18 dated as of September 12, 1989

     (3)(ii) Certificate of Amendment of Certificate of Incorporation dated as of March 21, 1994, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (3)(iii) Certificate of Amendment of Certificate of Incorporation dated as of May 13, 1994, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (3)(iv) The Company's Bylaws, as amended, which are incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (4) Description of the Company's common stock and other securities and specimen certificates representing such securities which are incorporated by reference from the Company's Registration Statement on Form S-18 dated as of September 12, 1989, as amended

     (10)(i) Product Development and Assignment Agreement dated as of October 16, 1993 between Phonic Technologies, Inc. and Synergetics, Inc., which is incorporated by reference from the Company's Current Report on Form 8-K dated as of June 17, 1994

     (10)(ii) Re-Stated Product Development and Assignment Agreement dated as of March 30, 1995, between fonix Corporation and Synergetics, Inc., which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (10)(iii) Memorandum of Understanding dated as of March 13, 1997, by and among the Company, Synergetics, Inc. and C. Hal Hansen, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(iv) Employment Agreement by and between the Company and Stephen M. Studdert, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(v) Employment Agreement by and between the Company and Thomas A. Murdock, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(vi)  Employment Agreement by and between the Company and Roger
               D. Dudley, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(vii) Convertible Debenture Purchase Agreement dated as of June 18, 1997, between the Company and Southbrook International Investments, Ltd., incorporated by reference from Amendment
               No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 1997


     (27)      Financial Data Schedule, filed herewith.

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   fonix corporation



Date:   September 26, 1997          /s/ Douglas L. Rex
                                   -------------------------------
                                   Douglas L. Rex, Chief Financial Officer