Form 10-Q
period 1997-09-30
FONIX CORP
filed 1997-11-14
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to_______

Commission file number:  0-23862

                              fonix corporation
                         ---------------------------
           (Exact name of registrant as specified in its charter)

      Delaware                                             22-2994719
----------------------                                 -------------------
(State of Incorporation)                                (I.R.S. Employer
                                                        Identification No.)

                   60 East South Temple Street, Suite 1225
                          Salt Lake City, UT 84111
                --------------------------------------------
            (Address of principal executive offices and zip code)

                                (801) 328-0161
                           ------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

As of November 13, 1997, 43,062,475 shares of the issuer's Common Stock, par value $.0001 per share, were issued and outstanding.

                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The interim financial statements required by Rule 10-01 of Regulation S-X follow immediately.

                             fonix corporation
                         [A Development Stage Company]

                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                    ASSETS

                                                                                September 30,     December 31,
                                                                                    1997              1996
                                                                               --------------    --------------
Current assets:
     Cash and cash equivalents                                                 $  19,967,309     $  22,805,786
     Note receivable                                                                 250,000         1,000,000
     Interest receivable                                                                -              157,643
     Prepaid assets                                                                  156,861             4,172
     Stock subscription receivable (Note 7)                                        3,794,500              -
                                                                               --------------    --------------
          Total Current Assets                                                    24,168,670        23,967,601

Equipment, net of accumulated depreciation of $315,727 and $80,232                 1,669,848         1,279,746

Intangible assets, net of accumulated amortization of $6,459 and $3,107              125,755            53,011

Other assets                                                                          49,332            30,912
                                                                               --------------    --------------
                                                                               $  26,013,605     $  25,331,270
                                                                               ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $     354,573     $     307,931
     Accrued expenses                                                                811,081         1,464,049
     Convertible debenture                                                              -              500,000
     Accrued expenses - related party                                                400,993           411,743
     Notes payable - related party                                                   760,000
     Notes payable                                                                19,729,995        16,377,358
                                                                               --------------    --------------

          Total Current Liabilities                                               22,056,642        19,061,081
                                                                               --------------    --------------
Stockholders' equity:
     Preferred stock                                                                      46               -
     Common stock                                                                      4,229             4,163
     Paid-in capital-common stock                                                 31,423,819        26,107,833
     Paid-in capital-preferred stock                                               7,886,385
     Accumulated deficit                                                         (35,357,516)      (19,841,807)
                                                                               --------------    --------------
          Total stockholders' equity                                               3,956,963         6,270,189
                                                                               --------------    --------------
                                                                               $  26,013,605     $  25,331,270
                                                                               ==============    ==============

    See accompanying notes to condensed consolidated financial statements fonix corporation
                        [A Development Stage Company]

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                                                                  October 1,
                                                  Three months ended                  Nine months ended             1993
                                                      September 30,                     September 30,          (inception) to
                                            -------------------------------   -------------------------------   September 30,
                                                  1997           1996              1997              1996            1997
                                            --------------   --------------   --------------   --------------   --------------
Revenues                                    $        -       $        -       $        -       $        -       $        -

Expenses:
  General and administrative                    1,997,669          595,717        5,748,338        1,446,369       15,047,896
  Research and development                      1,650,371        1,226,559        4,715,650        3,134,097       15,586,649
                                            --------------   --------------   --------------   --------------   --------------
     Total expenses                             3,648,040        1,822,276       10,463,988        4,580,466       30,634,545
                                            --------------   --------------   --------------   --------------   --------------
Loss from operations                           (3,648,040)      (1,822,276)     (10,463,988)      (4,580,466)     (30,634,545)
                                            --------------   --------------   --------------   --------------   --------------
Other income (Expenses):
  Interest income                                 279,671          370,637          882,096          858,946        2,274,553
  Interest (expense)                           (1,697,550)        (243,270)      (3,203,735)        (487,760)      (4,297,990)
                                            --------------   --------------   --------------   --------------   --------------
     Total Other Income (Expenses)             (1,417,879)         127,367       (2,321,639)         371,186       (2,023,437)
                                            --------------   --------------   --------------   --------------   --------------

Loss before extraordinary item                 (5,065,919)      (1,694,909)     (12,785,627)      (4,209,280)     (32,657,982)

Extraordinary item-
  Loss on extinguishment of debt               (1,069,364)            -          (1,069,364)            -          (1,038,816)
                                            --------------   --------------   --------------   --------------   --------------

Net Loss                                       (6,135,283)      (1,694,909)     (13,854,991)      (4,209,280)     (33,696,798)

Dividend on preferred stock                     1,660,718                         1,660,718                         1,660,718
                                            --------------   --------------   --------------   --------------   --------------
Net loss applicable to common stock         $  (7,796,001)   $  (1,694,909)   $ (15,515,709)   $  (4,209,280)   $ (35,357,516)
                                            ==============   ==============   ==============   ==============   ==============
Loss per common share:
  Loss before extraordinary item            $       (0.16)   $       (0.04)   $       (0.34)   $       (0.12)   $       (1.29)
  Extraordinary item                                (0.03)             -              (0.03)             -              (0.04)
                                            --------------   --------------   --------------   --------------   --------------
Loss per common share                       $       (0.18)   $       (0.04)   $       (0.37)   $       (0.12)   $       (1.33)
                                            ==============   ==============   ==============   ==============   ==============
Weighted average shares                        42,192,776       38,842,204       42,053,697       35,434,318       26,629,162
                                            ==============   ==============   ==============   ==============   ==============


      See accompanying notes to condensed consolidated financial statements fonix corporation
                       [A Development Stage Company]

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                                                                         October 1,
                                                                           Nine months ended                1993
                                                                              September 30,           (inception) to
                                                                     -------------------------------   September 30,
                                                                          1997             1996             1997
                                                                     --------------   --------------   --------------
Cash flows from development activities:
   Net loss applicable to common stock                               $ (15,515,709)   $  (4,209,280)   $ (35,357,516)
   Adjustments to reconcile net loss to net cash
      used in operations for development activities:
         Common stock issued for services                                1,120,004             -           2,444,274
         Non-cash interest expense related to issuance
           of debentures, warrants and common stock                      1,986,836             -           1,986,836
         Additional compensation expense related to issuance
           of stock options                                                   -                -           2,282,900
         Write-off of assets received in acquisition                          -                -               1,281
         Depreciation and amortization                                     237,784           32,135          322,184
         Preferred stock dividend                                        1,660,718                         1,660,718
         Extraordinary item-debt extinguishment                          1,069,364                         1,038,816
         Changes in assets and liabilities:
             Interest receivable                                           157,643         (116,409)            -
             Prepaid assets                                               (152,689)         (98,789)        (156,861)
             Other assets                                                  (18,420)            -             (49,332)
             Accounts payable                                               40,870           (2,169)       1,984,070
             Accrued expenses - related party                               (4,978)         119,596          406,765
             Accrued expenses                                           (1,006,905)          69,892          549,062
                                                                     --------------   --------------   --------------
         Net cash used in operations for development activities        (10,425,482)      (4,205,024)     (22,886,803)
                                                                     --------------   --------------   --------------
Cash flows from investing activities:
   Purchase of equipment                                                  (625,597)        (516,640)      (1,985,575)
   Investment in intangible assets                                         (75,035)          (9,598)        (132,214)
   Investment in notes receivable                                         (883,600)      (5,400,000)      (1,883,600)
   Payments received on notes receivable                                 1,633,600        4,166,894        1,633,600
                                                                     --------------   --------------   --------------
          Net cash (used in) provided by investing activities               49,368       (1,759,344)      (2,367,789)
                                                                     --------------   --------------   --------------
Cash flows from financing activities:
   Net increase in notes payable                                         3,352,637       10,226,031       20,301,856
   Net increase in notes payable - related party                           760,000                           760,000
   Proceeds from issuance of convertible debenture                       3,000,000             -           3,500,000
   Proceeds from issuance of common stock                                  425,000       12,759,962       20,660,045
                                                                     --------------   --------------   --------------
          Net cash provided by financing activities                      7,537,637       22,985,993       45,221,901
                                                                     --------------   --------------   --------------
Net increase (decrease) in cash and cash equivalents                    (2,838,477)      17,021,625       19,967,309

Cash and cash equivalents at beginning of period                        22,805,786        7,849,610             -
                                                                     --------------   --------------   --------------
Cash and cash equivalents at end of period                           $  19,967,309    $  24,871,235    $  19,967,309
                                                                     ==============   ==============   ==============

                                  [Continued]
                             fonix corporation
                        [A Development Stage Company]

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                                                                         October 1,
                                                                           Nine months ended                1993
                                                                              September 30,           (inception) to
                                                                     -------------------------------   September 30,
                                                                          1997             1996             1997
                                                                     --------------   --------------   --------------
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
           Interest paid                                             $    771,037     $    417,868     $   1,659,503
           Income taxes paid                                         $       -        $       -        $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the Nine months ended September 30, 1997:

     A subscription receivable in the amount of $44,500 was recorded in connection with the exercise of options to purchase 15,000 shares of common stock.

     Convertible debentures in the amount of $850,000 plus accrued interest thereon in the amount of $7,850 were converted into 145,747 shares of common stock.

     The Company recorded a subscription receivable in the amount of $3,750,000 in connection with the issuance of 187,500 shares of convertible preferred stock. The receivable was received in October 1997.

     A dividend and an increase in paid in capital of $1,060,718 and $600,000 were recorded for the discount associated with the issuance of 187,500 shares of convertible preferred stock and for the issuance of warrants to purchase 200,000 shares of common stock in connection with the issuance of such preferred stock.

     The Company recorded an accrued expense and a debit to paid in capital in the amount of $390,000 as a finders fee associated with the issuance of $3,750,000 in convertible preferred stock.

     The Company recorded the conversion of convertible debentures in the amount of $2,150,000 plus accrued interest thereon in the amount of $28,213 into 108,911 shares of convertible preferred stock, although prior to the actual issuance of such convertible preferred stock, the $2,150,000 amount was converted into common stock.

     An extra-ordinary loss of $881,864 was recorded in connection with the extinguishment of debt and corresponding issuance of convertible preferred stock with prepaid financing costs in the amount of $220,014 and paid-in capital in the amount of $661,850.

     A convertible debenture in the amount of $500,000 was converted into 166,667 shares of Series A Preferred Stock.

     Interest expense and an increase in paid in capital of $897,750 was recorded for the issuance of 250,000 warrants in connection with the sale of $3,000,000 in convertible debentures.

     The Company recorded a prepaid financing cost and an increase in additional paid-in capital of $427,900 related to the issuance of $3,000,000 in convertible debentures.

     Interest expense and an increase in paid in capital of $881,250 was recorded in connection with the issuance of 150,000 shares of common stock below market value to an unrelated party.

     The Company issued 100,000 shares of common stock to an unrelated party for consulting fees valued at $778,129.

     The Company issued 155,000 shares of common stock to unrelated parties for consulting fees valued at $341,875.

     For the nine months ended September 30, 1996:

     The Company issued 220,000 shares of common stock to unrelated parties for finders fees valued at $597,520.

     The Company issued 200,000 shares of common stock to unrelated parties for finders fees valued at $304,000.

     See accompanying notes to condensed consolidated financial statements.
                                      6
                           fonix (TM) corporation
                       [A Development Stage Company]
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              [Unaudited]

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The accompanying financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim information and pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting
     principles for complete financial statements.   In the opinion of
     management, all adjustments (which included only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented, have been made.

     These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996, as amended. The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

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

2.   EMPLOYEE BENEFIT PLAN

     The Company has a 401(k)/ profit sharing plan covering its full time employees. Under the profit sharing portion, the Company may make discretionary profit sharing contributions. Such contributions are entirely discretionary as determined by the board of directors. No such profit sharing contributions have been made by the Company. Under the 401(k) feature, employees may reduce their salaries, in amounts allowed by law, and contribute the salary reduction amount to the plan on a pretax basis. The 401(k) feature also allows the Company to make matching contributions at the sole discretion of the Company as determined by the board of directors. No matching contributions have been made by the Company.

3.   NOTE RECEIVABLE

     At September 30, 1997, the Company had an unsecured note receivable from an unrelated third party in the amount of $250,000 which bears interest at 12% per annum and is due and payable thirty days fonix (TM) corporation
                       [A Development Stage Company]
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              [Unaudited]

     after written notice from the Company. Subsequent to September 30, 1997, the principal and accrued interest were paid in full.

4.   EQUIPMENT

     Equipment consists of the following at September 30, 1997:

               Furniture and fixtures                 $   639,339
               Computer equipment                       1,276,865
               Leasehold improvements                      69,371
                                                      ------------
                      Total                             1,985,575
                      Less accumulated depreciation
                        and amortization                 (315,727)
                                                      ------------
                      Net equipment                   $ 1,669,848
                                                      ============
5.   CONVERTIBLE DEBENTURES

     In June 1997, the Company entered into a Convertible Debenture Purchase Agreement (the "Agreement") whereby an unrelated investment entity agreed to purchase up to an aggregate principal amount of $10,000,000 of the Company's Series B 5% Convertible Debentures. The debentures were due June 18, 2007, bore interest at 5% and were convertible into shares of the Company's common stock at anytime after issuance at the holder's option. Under the terms of the Agreement, the debentures were to be purchased in three installments. The first payment of $3,000,000 was made to the Company on June 18, 1997. The second and third payments of $3,000,000 and $4,000,000, respectively, were to be paid to the Company upon written notice, provided that the Company's market capitalization was then in excess of $200,000,000 and other conditions were met. The debentures were convertible into shares of the Company's common stock at the lesser of $6.81 or the average of the per share market value for the five trading days immediately preceding the conversion date multiplied by 90% for any conversion on or prior to the 120th day after the original issue date and 87.5% for any conversion thereafter. Utilizing the conversion terms most beneficial to the investor, the Company recorded a prepaid financing cost of approximately $427,900. This amount represents the maximum potential discount of 12.5%, which was available to the investor after 120 days, applied to the market price on the date of issuance of $6.81 per share. This amount was being amortized as additional interest expense over the 120 day period commencing June 18, 1997. Upon the conversion of any of the debentures during the 120 days, an allocable portion of the prepaid financing costs was expensed. As part of the same transaction, the Company also issued to the investor a warrant to purchase up to 250,000 shares of common stock at any time prior to June 18, 2002, at the exercise price of $8.28 per share. In connection with the issuance of these warrants, the Company recorded the fair value of the warrants, totaling $897,750 as a charge to interest expense. The fair value of such warrants was determined as of the date of grant using the Black-Scholes pricing model assuming the following: Dividend yield 0.00%; expected volatility 65%; risk free interest rate of 5.9% and expected life to exercise of 5 years. Prior to September 30, 1997 $850,000 face value of the Series B 5% Convertible Debenture was converted into 145,747 shares of common stock. Pursuant to a memorandum of understanding between the Company and the investor dated as of fonix (TM) corporation
                       [A Development Stage Company]
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              [Unaudited]

     September 30, 1997 (the "MOU") the parties agreed to modify the Agreement to convert all then outstanding debentures in the amount of $2,150,000 into 107,500 shares of Series B Convertible Preferred Stock, convertible into common shares under the same terms as the debentures. In connection with the conversion of the convertible debentures to convertible preferred stock set forth in the MOU, the Company recorded all unamortized prepaid financing costs as an extra-ordinary item, loss on extinguishment of debt. Also in connection with this modification, the Company agreed to issue an additional warrant to purchase up to 175,000 shares of common stock at any time prior to October 24, 2002, at the exercise price of $7.48 per share. In connection with the issuance of that warrant, the Company recorded the fair value of the warrant, totaling $661,850 (representing an additional loss on extinguishment of debt) as an extraordinary item which was determined as of the date of the grant using the Black-Scholes pricing model assuming the following: Dividend yield 0.00%; expected volatility 65%; risk free interest rate of 5.8% and expected life to exercise of 5 years. Additionally, the Company entered into an amended and restated registration rights agreement with the investor under which the Company is obligated to take steps to register the common stock issuable upon conversion of the preferred stock and exercise of the warrants. The Company covenanted to reserve out of its authorized and unissued shares of common stock no less than that number of shares that would be issuable upon the conversion of the preferred stock and any dividends then payable in stock on the preferred stock and the exercise of the warrant. Under the MOU, the Company agreed that it would convert the remaining $2,150,000 balance into 107,500 shares of convertible preferred stock effective as of September 30, 1997. Prior to the actual issuance of such convertible preferred stock, however, the investor converted the balance of $2,150,000 into 431,619 shares of common stock. Also, subsequent to September 30, 1997, the Company received a second payment in the amount of $2,500,000 in exchange for 125,000 shares of preferred stock. 92,500 of these preferred shares and dividends earned thereon have been converted into 338,486 shares of common stock.

     In October 1995, the Company issued a Series A Subordinated Convertible Debenture in the amount of $500,000 to a private investment entity. That debenture was due October 23, 1997 and had an annual interest rate of 5%. During the three months ended September 30, 1997, the debenture was converted into 166,667 shares of Series A Preferred Stock which are convertible at the option of the holder thereof into 166,667 shares of common stock. A one time dividend in the amount of $2.905 for each preferred share is payable in the event that any dividend is declared on any stock.

6.   NOTES PAYABLE

     At September 30, 1997, the Company has a revolving note payable to a bank in the amount of $19,729,995 which bears interest at the rate of 5.84%. This note was due October 29, 1997, and is secured by a certificate of deposit in the amount of $20,000,000. Subsequently, similar terms were negotiated to extend the maturity date of the note for six months to April 29, 1998.

     At September 30, 1997, the Company has an unsecured note payable to a company owned by three individuals who are each executive officers, directors and 10% beneficial owner of the Company in the fonix (TM) corporation
                       [A Development Stage Company]
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              [Unaudited]

     amount of $760,000. This note is payable on demand and bears interest at 12%. Subsequent to September 30, 1997, the balance due under the note payable was reduced to $189,000.

7.   STOCKHOLDERS' EQUITY

     Issuance of Stock - During the nine months ended September 30, 1997, the Company issued 665,747 shares of common stock. 150,000 of such shares were issued to an unrelated private investor, 265,000 of such shares were issued upon the exercise of previously granted warrants and options, 105,000 of such shares were issued to unaffiliated individuals for services rendered, and 145,747 were issued upon conversion of convertible debentures.

     Preferred Stock - In 1995, the Company's board of directors adopted a resolution to amend the articles of incorporation to provide for the issuance of preferred stock and give the board of directors authority to fix the rights, preferences, privileges and restrictions of any series of preferred stock. At the same time the board of directors adopted a resolution establishing a class of Series A Preferred Stock. On or about August 29, 1997, a majority of the shareholders of the Company authorized an amendment to the Company's certificate of incorporation authorizing and approving the issuance of preferred stock. The amendment became effective September 24, 1997.

     Effective September 30, 1997 the Company entered into a Memorandum of Understanding ("MOU2") with an unrelated investment entity whereby that entity agreed to subscribe for the purchase of 187,500 shares of the Company's Series C Convertible Preferred Stock for a purchase price of $3,750,000. Dividends accrue on the stated value of preferred stock at a rate of 5% per annum, are payable quarterly in cash or common stock at the option of the Company and are convertible into shares of the Company's common stock at anytime after issuance at the holder's option. The preferred stock, together with dividends accrued thereon, may be converted into shares of the Company's common stock at the lesser of $5.98 or the average of the five lowest closing bid prices for the 15 trading days preceding the date of any conversion notice multiplied by 91% for any conversion on or prior to the 120th day after the original issue date, 90% for any conversion between 121 and 180 days and 88% for any conversion thereafter. Utilizing the conversion terms most beneficial to the investor, the Company has recorded in the accompanying financial statements a dividend of $1,060,718 which represents a discount of 9%, which is available to the investor on or before 120 days of closing. A 3% discount of $164,002 will be amortized as a dividend over 180 days.
     In connection with the issuance of the preferred stock described in MOU2, the Company also recorded the issuance to the investor of a warrant to purchase up to 200,000 shares of common stock at any time prior to October 24, 2000, at the exercise price of $7.18 per share. In connection with the issuance of that warrant, the Company recorded the fair value of the warrant, totaling $600,000, as a dividend. The fair value of such warrant was determined as of October 24, 1997 using the Black-Scholes pricing model assuming the following: Dividend yield 0.00%; expected volatility 65%; risk free interest rate of 5.8% and expected life to exercise of 3 years. Additionally, the Company has entered into a registration rights agreement with the investor under which the Company is obligated to take steps to register the common stock issuable upon conversion of the preferred stock fonix (TM) corporation
                       [A Development Stage Company]
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              [Unaudited]

     and exercise of the warrant. The Company has covenanted to reserve out of its authorized and unissued shares of common stock no less than that number of shares that would be issuable upon the conversion of the preferred stock and any dividends then payable on the preferred stock and the exercise of the warrant. Subsequent to September 30, 1997, the Company received the subscription anticipated by the MOU2 and $3,750,000 as consideration for the 187,500 shares of Series C Preferred Stock.

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

     A summary of options granted under the Company's various stock option plans for the nine months ended September 30, 1997 is presented below:

                                                                                         Wt. Ave.
                                                                         Stock           Exercise
                                                                        Options            Price
                                                                     --------------    --------------

            Total options outstanding at beginning of period           4,626,000        $     4.06
                Granted                                                3,555,000              6.52
                Exercised                                                (15,000)             2.97
                Forfeited                                                   -                  -
                Canceled                                                ( 35,000)             6.23
                                                                     --------------    --------------
                   Total options outstanding at end of period          8,131,000        $     5.14
                                                                     ==============    ==============
                   Total options exercisable at end of period          3,589,337        $     4.32
                                                                     ==============    ==============

                            fonix (TM) corporation
                       [A Development Stage Company]
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              [Unaudited]

     A summary of options outstanding under the Company's various stock option plans at September 30, 1997 is presented below:

                                       Options Outstanding                   Options Exercisable
                           ----------------------------------------      ----------------------------
                                            Weighted
                                             Average       Weighted                         Weighted
            Range of                        Remaining       Average                          Average
            Exercise         Number        Contractual      Exercise        Number           Exercise
             Prices        Outstanding        Life           Price       Exercisable          Price
         --------------   -------------   -------------   ------------   --------------    ------------
          $2.97 - 3.66       140,000       8.5 years       $   3.61          60,669         $    3.61
           4.06            4,400,000       8.6 years           4.06       3,200,000              4.06
           5.00 - 6.50     3,271,000       9.7 years           6.45          25,334              6.45
           7.13 - 9.31       320,000       9.4 years           7.17         303,334              7.17
         --------------   -------------   -------------   ------------   --------------    ------------
          $2.97 - 9.31     8,131,000       9.1 years       $   5.14       3,589,337         $    4.32
         ==============   =============   =============   ============   ==============    ============

     A summary of warrants granted by the Company during the nine months ended September 30, 1997 is presented below:

                                                                                         Weighted
                                                                                          Average
                                                                                         Exercise
                                                                     Shares                Price
                                                                ----------------      --------------
            Total outstanding at beginning of period                 600,000             $    1.63
                   Granted                                           250,000                  8.28
                   Exercised                                        (250,000)                 1.40
                   Forfeited                                            -                      -
                   Canceled                                             -                      -
                                                                ----------------      --------------
                      Total outstanding at end of period             600,000             $    4.50
                                                                ================      ==============

     A summary of warrants outstanding at September 30, 1997 is presented below:

                                      Warrants Outstanding                  Warrants Exercisable
                           ----------------------------------------      ----------------------------
                                            Weighted
                                             Average       Weighted                         Weighted
            Range of                        Remaining       Average                          Average
            Exercise         Number        Contractual      Exercise        Number           Exercise
             Prices        Outstanding        Life           Price       Exercisable          Price
         --------------   -------------   -------------   ------------   --------------    ------------
           $ 0.50           130,000        0.8 years         $  0.50          130,000        $   0.50
             2.00           120,000        0.5 years            2.00          120,000            2.00
             3.24           100,000        0.5 years            3.24          100,000            3.24
             8.28           250,000        4.7 years            8.28          250,000            8.28
         --------------   -------------   -------------   ------------   --------------    ------------
           $0.50 - 8.28     600,000        2.3 years         $  4.50          600,00 0       $   4.50
         ==============   =============   =============   ============   ==============    ============

                           fonix (TM) corporation
                       [A Development Stage Company]
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              [Unaudited]

8.   RELATED PARTY TRANSACTIONS

     Related party transactions with a company owned by the majority shareholders not otherwise disclosed for the nine months ended September 30, 1997 were as follows:


        Expenses:
            Base rent expense              $ 57,900

        Payables:
            Accounts payable               $  5,772

     The Company rents office space under a month-to-month lease from a company owned by three individuals who are each executive officers, directors and 10% beneficial owners of the Company. The lease to the company owned by these individuals is guaranteed by them.

     At September 30, 1997, the Company has a note payable to a company owned by three individuals who are each executive officers, directors and 10% beneficial owners of the Company in the amount of $760,000. This note is payable on demand and bears interest at 12%. Subsequent to September 30, 1997, the balance due under the note payable was reduced to $189,000.

     During 1996, the disinterested members of the Company's Board of Directors authorized the Company to reimburse certain officers for all taxes payable by the officers in conjunction with the exercise of 3,700,000 warrants by a company owned by the officers. The warrants were exercised in 1995. The total amount to be reimbursed to these officers is approximately $2,500,000. As of September 30, 1997, the officers had drawn $2,099,007 of the authorized reimbursements, leaving a disbursable balance of $400,993.

9.   RESEARCH AND DEVELOPMENT

     In October 1993, the Company entered into an agreement with Synergetics, Inc., a research and development entity, whereby Synergetics was to develop certain technologies related to the Company's automated speech recognition technology ("ASRT"). The president of the Company is one of seven members of the board of directors of Synergetics, and three executive officers, directors and 10% beneficial owners of the Company own less than five percent of the common stock of Synergetics. Under the terms of the Synergetics Agreement, as subsequently modified, the Company acquired intellectual property rights, technologies and technology rights that were developed by Synergetics. The Company agreed to provide all funding necessary for Synergetics to develop commercially viable technologies. There is no minimum requirement or maximum limit with respect to the amount of the funding to be provided by the Company. However, under the terms of the Synergetics Agreement the Company is obligated to use its best efforts in raising the necessary funding for the engineering, development and marketing of the ASRT. As part of the Synergetics Agreement, the Company agreed to pay Synergetics a royalty of 10% of gross revenues from sales of its ASRT. The Company has not yet licensed or sold fonix (TM) corporation
                       [A Development Stage Company]
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              [Unaudited]

     its technologies, and consequently, has not made any royalty payments. Under the terms of the Synergetics Agreement, the Company paid to Synergetics $498,992 and $2,104,467 for the three and nine months ended September 30, 1997, for research and development efforts.

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

                           fonix (TM) corporation
                       [A Development Stage Company]
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              [Unaudited]

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

     The Company and Synergetics have acknowledged the consummation of the transactions described above will require, among other things, execution of definitive agreements and compliance with applicable federal and state laws, including securities laws. Those agreements will include standard terms and provisions that are typical of such transactions, including mutual releases and indemnification covenants. Synergetics has other business interests and activities and will continue to conduct its business in the usual course following the closing. The Company presently is in the process of preparing the documentation in connection with the modification of the Synergetics Agreement.

     The U.S. Patent and Trademark Office issued the initial patent to the Company describing 36 claims on June 17, 1997.

     The Company has incurred total research and development costs of $1,650,371 and $4,715,650 for the three and nine months ended September 30, 1997.

10.  INCOME TAXES

     At September 30, 1997, net deferred tax assets, before considering the valuation allowance, totaled approximately $12,800,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws then in effect, the Company's future earnings, and other future events, the effects of which cannot presently be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance for all net deferred tax assets. Accordingly, because of recurring losses and the valuation allowance, there is no provision for income taxes in the accompanying statements of operations. The net change in the valuation allowance was approximately $2,200,000 and $5,000,000 for the three and nine months ended September 30, 1997. The Company has available at September 30, 1997, unused federal operating loss carryforwards of approximately $30,600,000 and unused state operating loss carryforwards of approximately fonix (TM) corporation
                       [A Development Stage Company]
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              [Unaudited]

     $31,400,000, which may be applied against future taxable income and which expire in various years beginning in 2008 through 2011.

11.  COMMITMENTS AND CONTINGENCIES

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
                                      ================

     Litigation - On February 10, 1997 an action (the "Palomba Action") was filed against the Company and six of its directors. The Palomba Action is a derivative action seeking relief on behalf of all shareholders for the benefit of the Company. The Palomba Action alleges that certain employee directors caused the Company to engage in a series of loan transactions with K.L.S. Enviro Resources, Inc. and thereafter appropriated for themselves certain corporate opportunities resulting from such loan transactions. A settlement agreement in principle was reached prior to service of the complaint and is currently being documented. The settlement agreement will be subject to the approval of the court and will not result in any expense to the Company except incidental attorneys fees. The terms of the settlement are confidential until notice is given to shareholders under direction of the court. Because of certain contingencies, it is not presently possible to predict the amount of benefit, if any, the Company may realize under the settlement.

     Lease Agreement - The Company has a long-term operating lease agreement for its Draper, Utah research and office facility with an unrelated party. Future aggregate minimum obligations under this operating lease are as follows:

              Years ending December 31:
                        1997               $       340,672
                        1998                       340,672
                        1999                       340,672
                        2000                       340,672
                        2001                       340,672
                        Thereafter                 958,549
                                            ----------------
                          Total             $    2,661,909
                                            ================

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

Results of Operations

Research and Development

     The Company's scientific research and development activities historically have been conducted by an unaffiliated third party, Synergetics, Inc. pursuant to product development and assignment contracts between the Company and Synergetics. Under that arrangement, Synergetics provided personnel and facilities, and the Company financed such scientific research and development activities on an as-required basis. There was no minimum requirement or maximum limit with respect to the amount of funding the Company was obligated to provide to Synergetics under the Agreement, and the Company was obligated to use its best efforts in raising all of the necessary funding for the development of the ASRT. The amounts of payments to Synergetics pursuant to the Agreement were determined as Synergetics submitted weekly pre-authorized work orders and budgets, which were then reviewed and approved by the Company. All funds paid to Synergetics have been accounted for by the Company as research and development expense. Moreover, under the Agreement, the Company, if and when the Company began receiving revenue from sales of the ASRT or products incorporating the ASRT, was obligated to pay a royalty of 10% of such revenues to Synergetics. On March 13, 1997, the Company and Synergetics reached an agreement in principle to modify the Synergetics Agreement ( the "Modification Terms") with regard to the development and assignment of the Company's ASRT. Under the Modification Terms, and further assuming that the definitive agreements relating thereto are executed and certain other preconditions are satisfied, of which there can be no assurance, the Company will no longer have any obligation to pay to Synergetics the Royalty or any percentage of the revenues received from entering into licensing and/or co-development agreements or otherwise from the manufacture of products incorporating the ASRT, if and when the Company generates revenue. The Company does not expect there to be a material change to the overall amount of research and development spending as a result of the modification of the Synergetics Agreement.

     Because the Company has not yet licensed its ASRT, the Company has not received any revenues from operations. During the three months ended September 30, 1997 the Company incurred research and development expenses of $1,650,371, an increase of $423,812 or approximately 35 percent over the three months ended September 30, 1996. This increase is due in part to increases in research and development personnel. The Company anticipates similar or increased research and development costs as it expands and continues to develop and market its technologies.

Development Losses

     General and administrative expenses were $1,997,669 and $595,717, respectively, for the three months ended September 30, 1997 and September 30, 1996. This is an increase of approximately 235% over the three months ended September 30, 1996. This increase over the comparable period was due primarily to increases in salaries, rents, legal and accounting fees, outside services and an accrued fee of $586,464 payable to certain officers for taxes payable by the officers in conjunction with the exercise of 3,700,000 warrants in 1995 by a company owned by the officers (see note 8). Due to the lack of revenues and these general and administrative and research and development expenses, the Company has incurred losses from operations of $3,648,040 and $1,822,276 for the three months ended September 30, 1997 and 1996, respectively. Net expense from other income and expenses was $1,417,879 for the three months ended September 30, 1997, an increase in net expense of $1,545,246 over the three months ended September 30, 1996. This increase was due primarily to financing costs associated with the issuance of convertible debentures, convertible preferred stock, warrants and common stock and the Company drawing on its line of credit for internal operations, investing smaller amounts of cash reserves, decreasing interest income and increasing interest expense. At September 30, 1997, the Company had an accumulated deficit of $35,357,516 and stockholders' equity of $3,956,963. The Company anticipates that its investment in ongoing scientific research and development of the ASRT and related artificial intelligence and compression/decompression technologies will continue at present or increased levels for at least the remainder of fiscal 1997.

Liquidity and Capital Resources

     The Company's current assets exceeded its current liabilities by $2,112,028 at September 30, 1997 and current assets exceeded current liabilities by $4,906,520 at December 31, 1996. The current ratio of assets to liabilities was 1.10 at September 30, 1997 as compared with 1.26 at December 31, 1996. Current assets increased by $201,069 to $24,168,670 from December 31, 1996 to September 30, 1997. Current liabilities increased by $2,995,561 to $22,056,642 during the same period. The decrease in working capital over this period is primarily attributable to the Company's use of its cash reserves to support increased operational expenses during the nine months ended September 30, 1997. Total assets were $26,013,605 at September 30, 1997 as compared to $25,331,270 at December 31, 1996.

     From its inception, the Company's principal source of operating capital has been private and other exempt sales of the Company's equity
securities.   Private and other exempt sales of the Company's equity
securities resulted in net cash proceeds of $425,000 for the nine months ended September 30, 1997. During the three months ended September 30, 1997 the Company recorded a subscription receivable for $44,500 for common stock and $3,750,000 for the issuance of convertible preferred stock pursuant to a Memorandum of Understanding ( the "MOU2") under which an unrelated investment entity agreed to subscribe for 187,500 shares of convertible preferred stock for the purchase price of $3,750,000. The cash proceeds were received subsequent to September 30, 1997.

     In June 1997, the Company entered into a Convertible Debenture
Purchase Agreement (the "Agreement") whereby an unrelated investment entity agreed to purchase up to an aggregate principal amount of $10,000,000 of the Company's Series B 5% Convertible Debentures. The debentures were due June 18, 2007, bore interest at 5% and were convertible into shares of the Company's common stock at anytime after issuance at the holder's option. Under the terms of the Agreement, the debentures were to be purchased in three installments. The first payment of $3,000,000 was made to the Company on June 18, 1997. The second and third payments of $3,000,000 and $4,000,000, respectively, were to be paid to the Company upon written notice, provided that the Company's market capitalization was then in excess of $200,000,000 and other conditions were met. The debentures were convertible into shares of the Company's common stock at the lesser of $6.81 or the average of the per share market value for the five trading days immediately preceding the conversion date multiplied by 90% for any conversion on or prior to the 120th day after the original issue date and 87.5% for any conversion thereafter. Utilizing the conversion terms most beneficial to the investor, the Company recorded a prepaid financing cost of approximately $427,900. This amount represents the maximum potential discount of 12.5%, which was available to the investor after 120 days, applied to the market price on the date of issuance of $6.81 per share.
This amount was being amortized as additional interest expense over the 120 day period commencing June 18, 1997. Upon the conversion of any of the debentures during the 120 days, an allocable portion of the prepaid financing costs was expensed. As part of the same transaction, the Company also issued to the investor a warrant to purchase up to 250,000 shares of common stock at any time prior to June 18, 2002, at the exercise price of $8.28 per share. In connection with the issuance of these warrants, the Company recorded the fair value of the warrants, totaling $897,750 as a charge to interest expense. The fair value of such warrants was determined as of the date of grant using the Black-Scholes pricing model assuming the following: Dividend yield 0.00%; expected volatility 65%; risk free interest rate of 5.9% and expected life to exercise of 5 years. Prior to September 30, 1997 $850,000 face value of the Series B 5% Convertible Debenture was converted into 145,747 shares of common stock. Pursuant to a memorandum of understanding between the Company and the investor dated as of September 30, 1997 (the "MOU") the parties agreed to modify the Agreement to convert all then outstanding debentures in the amount of $2,150,000 into 107,500 shares of Series B Convertible Preferred Stock, convertible into common shares under the same terms as the debentures. In connection with the conversion of the convertible debentures to convertible preferred stock set forth in the MOU, the Company recorded all unamortized prepaid financing costs as an extra-ordinary item, loss on extinguishment of debt. Also in connection with this modification, the Company agreed to issue an additional warrant to purchase up to 175,000 shares of common stock at any time prior to October 24, 2002, at the exercise price of $7.48 per share. In connection with the issuance of that warrant, the Company recorded the fair value of the warrant, totaling $661,850 (representing an additional loss on extinguishment of debt) as an extraordinary item which was determined as of the date of the grant using the Black-Scholes pricing model assuming the following: Dividend yield 0.00%; expected volatility 65%; risk free interest rate of 5.8% and expected life to exercise of 5 years. Additionally, the Company entered into an amended and restated registration rights agreement with the investor under which the Company is obligated to take steps to register the common stock issuable upon conversion of the preferred stock and exercise of the warrants. The Company covenanted to reserve out of its authorized and unissued shares of common stock no less than that number of shares that would be issuable upon the conversion of the preferred stock and any dividends then payable in stock on the preferred stock and the exercise of the warrant. Prior to September 30, 1997 $850,000 face value of the Series B 5% Convertible Debenture was converted into 145,747 shares of common stock. Under the MOU, the Company agreed that it would convert the remaining $2,150,000 balance into 107,500 shares of convertible preferred stock effective as of September 30, 1997. Prior to the actual issuance of such convertible preferred stock, however, the investor converted the balance of $2,150,000 into 431,619 shares of common stock. Also, subsequent to September 30, 1997, the Company received a second payment in the amount of $2,500,000 in exchange for 125,000 shares of preferred stock. 92,500 of these preferred shares and dividends earned thereon have been converted into 338,486 shares of common stock.

     Effective September 30, 1997 the Company entered into a Memorandum of Understanding ("MOU2") with an unrelated investment entity whereby that entity agreed to subscribe for the purchase of 187,500 shares of the Company's Series C Convertible Preferred Stock for a purchase price of $3,750,000. Dividends accrue on the stated value of preferred stock at a rate of 5% per annum, are payable quarterly in cash or common stock at the option of the Company and are convertible into shares of the Company's common stock at anytime after issuance at the holder's option. The preferred stock, together with dividends accrued thereon, may be converted into shares of the Company's common stock at the lesser of $5.98 or the average of the five lowest closing bid prices for the 15 trading days preceding the date of any conversion notice multiplied by 91% for any conversion on or prior to the 120th day after the original issue date, 90% for any conversion between 121 and 180 days and 88% for any conversion thereafter. Utilizing the conversion terms most beneficial to the investor, the Company has recorded in the accompanying financial statements a dividend of $1,060,718 which represents a discount of 9%, which is available to the investor on or before 120 days of closing. A 3% discount of $164,002 will be amortized as a dividend over 180 days. In connection with the issuance of the preferred stock described in MOU2, the Company also recorded the issuance to the investor of a warrant to purchase up to 200,000 shares of common stock at any time prior to October 24, 2000, at the exercise price of $7.18 per share. In connection with the issuance of that warrant, the Company recorded the fair value of the warrant, totaling $600,000, as a dividend. The fair value of such warrant was determined as of October 24, 1997 using the Black-Scholes pricing model assuming the following: Dividend yield 0.00%; expected volatility 65%; risk free interest rate of 5.8% and expected life to exercise of 3 years. Additionally, the Company has entered into a registration rights agreement with the investor under which the Company is obligated to take steps to register the common stock issuable upon conversion of the preferred stock and exercise of the warrant. The Company has covenanted to reserve out of its authorized and unissued shares of common stock no less than that number of shares that would be issuable upon the conversion of the preferred stock and any dividends then payable on the preferred stock and the exercise of the warrant. Subsequent to September 30, 1997, the Company received the subscription anticipated by the MOU2 and $3,700,000 as consideration for the 187,500 shares of Series C Preferred Stock.

     Although the Company presently anticipates that it will enter into a third party license or licenses or co-development agreement or agreements for its ASRT by the end of fiscal 1997, there can be no assurance that the Company will be able to license the ASRT within that time frame. Even assuming that the Company is able to begin licensing the ASRT during 1997, the Company may not receive revenues from operations until 1998, if at all. Accordingly, the Company expects to incur significant losses at least through the end of fiscal 1997 and until such time as it is able to enter into substantial licensing and co-development agreements and actually receive substantial revenues from such arrangements, of which there can be no assurance.

     The Company has an established relationship with a major regional federally insured financial institution pursuant to which the Company has entered into an agreement allowing it to borrow against its own funds on deposit with the institution. As of December 31, 1996, the Company had funds on deposit of $20,000,000, and the Company owed $16,377,358 to the institution. As of September 30, 1997, the Company had funds on deposit of $20,000,000, and the Company owed the institution $19,729,995, which obligation matured on October 29, 1997. The relationship with the institution is re-negotiated quarterly to enhance the earning potential to the Company of that deposit. Subsequently, the Company and the institution agreed to extend the term of the borrowing relationship for an additional six-month term on comparable competitive terms. The rate of interest paid by the institution for the Company's funds on deposit at the institution and the interest rate paid to the Company by the institution is a net difference of 1%. Interest income and expense is payable monthly and the principal amount is payable in full at maturity.

     Presently, the Company anticipates that unless it receives substantial licensing or other revenues prior to the end of fiscal 1997 it will need to raise additional funds to be able to satisfy its cash requirements during the next twelve months. The scientific research and development, corporate operations and marketing expenses will continue to require additional capital. Because the Company presently has no revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements until such time as the Company is able to enter into acceptable third party licensing or co-development arrangements such that it will be able to finance ongoing operations out of license, royalty and sales revenue.
There can be no assurance that the Company will be able to enter into acceptable third party licensing or co-development agreements. Furthermore, the issuance of equity securities or other securities which are or may become convertible to the equity securities of the Company in connection with such financing would result in dilution to the shareholders of the Company which could be substantial.

     In connection with the Modification Terms, 55 employees of Synergetics became full-time or part-time employees of the Company in March 1997. Taking account of these employees, the Company presently employs 82 persons and has a need for approximately 15 additional scientific professionals and 10 additional technology asset managers.

     The Company has no plans to purchase any new plants or expand beyond any existing facility.

Factors Affecting Future Operating Results

     Notwithstanding the Company's efforts and planning, any one or more of several factors could delay, obstruct or otherwise hinder the Company's ability to achieve its objectives or cause actual results of operations to materially differ from expected or anticipated results including, without limitation, those which are expressed in forward-looking statements contained in this Report. Included among such factors could be those Risk Factors described in the Company's reports on Form 10-KSB for the period ending December 31, 1996, Form 10-Q for the period ending March 31, 1997, and Form 10-Q for the period ending June 30, 1997 as well as the following:

Substantial and Continuing Losses; Accumulated Deficit.

     Since commencing its business of developing its automatic speech recognition technologies ("ASRT") and certain other proprietary technologies, including data compression and neural network design technologies (collectively the ASRT and such other related technologies are referred to in this Report as the "Core Technologies"), the Company has had no revenues from operations. During each of the preceding three fiscal years, the Company has sustained ongoing losses associated with its research and development costs. The Company incurred a net loss of $7,829,508 for the year ended December 31, 1996 and a net loss applicable to common stock of $15,515,709 for the nine months ended September 30, 1997. The auditor's report in the fiscal 1996 financial statements includes an explanatory paragraph relating to the Company's ability to continue as a going concern. Losses of this magnitude are expected to continue for the near term and until such time as the Company is able to complete licensing or co-development arrangements with third parties which produce revenues sufficient to offset losses associated with the Company's ongoing operating expenses, and there can be no assurance that the Company will achieve profitable operations or that profitable operations will be sustained if
achieved.   At December 31, 1996, the Company's accumulated deficit was
$19,841,807 and at September 30, 1997, the Company's accumulated deficit was $35,357,516. The Company anticipates incurring substantial research and development expenses for the foreseeable future, which will require substantial amounts of additional cash on an ongoing basis. The Company must continue to secure additional financing to complete its research and development activities, and to seek and engage in negotiations with potential strategic alliance partners and otherwise market its technology to industry segments that can incorporate the Company's technologies into their products. The Company believes that the cash generated to date from its financing activities and the Company's ability to raise cash in future financing activities will be sufficient to satisfy its working capital requirements through the next twelve-month period. However, there can be no assurance that this assumption will prove to be accurate or that events in the future will not require the Company to obtain additional financing sooner than presently anticipated or that financing will be available if and when needed. To the extent that the Company's future financing activities involve the issuance of equity securities or securities convertible into equity securities, additional and possibly substantial dilution to the interests of the Company's stockholders will result. Although the Company continues to investigate several financing alternatives, including strategic partnerships, private, debt and equity financing and other sources in relation to its ongoing and research and development activities, there can be no assurance that the current levels of funding or additional funding will be available when needed, or if available will be on terms satisfactory to the Company. Failure to obtain additional financing could have a material adverse effect on the Company, including possibly requiring it to significantly curtail its operations.

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

Nasdaq Stock Market Listing Requirements.

     The Company's Common Stock presently is listed on the Nasdaq SmallCap Market under the symbol "FONX". In order to maintain the continued listing on such market, the Company, like all companies listed on the Nasdaq SmallCap Market, is subject to certain minimum asset and capital and surplus requirements; specifically, the Company's capital and surplus as indicated on its financial statements prepared in accordance with generally accepted accounting principles must be at least $1,000,000, and the Company's total assets must be at least $2,000,000. Effective February 1998, companies with securities listed on the Nasdaq SmallCap market will be able to satisfy continued listing requirements by reference, among other factors, to such companies' total market capitalization. Nevertheless, until such rule changes take effect, the Company will continue to be subject to the asset and capital and surplus maintenance requirements referenced above. If the Company fails to meet such requirements, there can be no assurance that the Company's Common Stock will not be delisted from the Nasdaq SmallCap Market. If delisted, the Company's management believes that the Common Stock would continue to be traded in the over-the-counter market. Nevertheless, in such event, there can be no assurance that such delisting would not adversely affect the prevailing market price of the Common Stock or the general liquidity of an investment in the Company's Common Stock.

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

Need for Additional Financing.

     The development of the Company's Core Technologies has required that fonix establish a substantial research and scientific infrastructure consisting of teams of experts in, among others, the fields of computer programming and design, electrical engineering and linguistics, as well as the assembly of certain specialized equipment and developmental and diagnostic software and hardware, some of which has been designed and built exclusively by the Company. The Company has consumed substantial amounts of cash to date in developing this infrastructure and in developing and refining its Core Technologies. During the year ended December 31, 1996, the Company incurred total research and development expenses in the amount of $4,758,012. During the nine months ended September 30, 1997, the Company incurred total research and development expenses of $4,715,650. The Company anticipates that its research and development expenditures will continue at present rates or increased rates for the foreseeable future. Absent revenues from co-development or licensing agreements, the Company believes that existing cash and cash from anticipated financings will be required to support the Company's operations for at least the next 12 months. The Company's future capital requirements will depend on many factors, including further development of its Core Technologies, the Company's ability to enter into strategic alliance, co-development and licensing arrangements, the progress of the development, manufacturing and marketing efforts of the Company's strategic partners, if any, the level of the Company's activities relating to commercialization rights it may retain in its strategic alliance arrangements, competing technological and market developments, and the costs involved in enforcing patent claims and other intellectual property rights. When and as substantial amounts of additional financing are required, the Company does not believe it will be able to obtain such financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities. There can be no assurance that such additional financing will be available if and when, and in the amounts required, by the Company. Moreover, even if such financing is available if and when required, there can be no assurance that such financing will be obtained on terms that are favorable to the Company, and substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. To the extent that the Company raises additional funds through strategic alliance and licensing arrangements, the Company may be required to relinquish rights to certain of its technologies, or to grant licenses on terms that are not favorable to the Company, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that adequate funds are not available when and as needed, the Company's business would be adversely affected.

Intellectual Property Protection.

     On June 17, 1997, the United States Patent and Trademark Office issued U.S. Patent No. 5,640,490 entitled "A User Independent, Real-time Speech
Recognition System and Method."   The patent has a 20-year life running from
the November 4, 1994 filing date, and has been assigned to the Company. However, there can be no assurance that such patent will be incontestable to a user with prior rights. The Company is unaware of any facts or circumstances suggesting that the Core Technologies or the Company's anticipated use thereof infringes or will infringe any third party intellectual property rights. Regardless of the foregoing, there can be no assurance that the Core Technologies will not infringe upon third party intellectual property rights, nor can there be any assurance that a third party will not assert that the Company has infringed its intellectual property rights, in which case the Company could be involved in protracted and costly litigation which could seriously impede the Company's development or otherwise adversely affect its operations. Additionally, attempts may be made to copy or reverse engineer aspects of the Core Technologies, or to obtain, use or exploit information or methods which the Company deems proprietary. Policing the use of the Core Technologies and perhaps infringing technology is difficult and expensive. Litigation or other action may be necessary in the future to protect the Company's proprietary rights and to determine the validity and scope of the proprietary rights of others. Such litigation or proceedings could result in substantial costs and diversions of resources and management's attention, and could have a material adverse impact upon the Company's business, operating results and financial condition. In addition to patents, the Company relies on proprietary technology that it closely guards as trade secrets. The Company has required non-disclosure and confidentiality agreements to be executed by its employees, potential licensees, and potential strategic alliance and co-development partners, and the Company expects to continue this requirement. However, there can be no assurance that such non-disclosure and confidentiality agreements will be legally enforceable or sufficient to maintain the secrecy of the Company's proprietary technology. Moreover, although the Company presently is seeking patent protection for certain additional technologies, there can be no assurance that such patents will issue or that the Company will be able to sufficiently protect any technologies developed by it in the future.

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

Risks Associated With Pending Litigation.

     The Company has been named as a defendant in a shareholder derivative action brought by a shareholder of the Company against certain directors of the Company and a third party affiliated with certain of the director-defendants. Although the parties have reached, in principal, a settlement agreement, as is discussed in more detail below, the complaint in that action alleges that certain of the individual employee director defendants wrongfully caused the Company to engage in a series of loan transactions with K.L.S. Enviro Resources, Inc., a Nevada corporation ("KLSE"), and thereafter appropriated to themselves certain corporate opportunities resulting from such loan transactions. The Complaint further alleges that the non-employee director defendants wrongfully acquiesced in or ratified the conduct of the employee-directors, and that all of the individual defendants breached their fiduciary duties to the Company. The Complaint seeks to compel an accounting for any alleged profits earned by the employee director defendants, equitable relief in the form of an order requiring certain of the employee director defendants to forfeit certain securities of KLSE they allegedly acquired in breach of their fiduciary duties to the Company, monetary damages in an unspecified amount, and costs and legal fees. After that action was filed but before process was served, the Company commenced settlement negotiations with the plaintiff. A settlement agreement in principal was reached by the parties. Limited discovery has been undertaken and documentation is being drafted to submit to the court for approval. Regardless of the outcome of the settlement or the commencement of litigation proceedings if the settlement is not consummated, the Company believes that the claims asserted against the Company in this action are entirely without merit, and that the material facts and circumstances surrounding the relationship between the Company and KLSE have been fully disclosed in accordance with applicable laws and regulations. After consideration of the nature of the claims and the facts relating to this action, the Company believes that the resolution of this action will not have a material effect on the Company's business, financial condition and results of operations; however, the results of this action, including any potential settlement, are uncertain and there can be no assurance to that effect. At a minimum this action will result in some diversion of management time and effort from the operations of the business.

                                PART II

Item 2.  Changes in Securities

     c. Unregistered sales of equity securities during quarter (other than in reliance on Regulation S).

     Recent Sales of Unregistered Securities. During the quarter ended September 30, 1997, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"), other than unregistered sales in reliance on Regulation S under the Act, as follows:

     On July 31, 1997, the Company issued 87,496 shares of common stock to a private unaffiliated investment entity upon that entity's conversion of the principal amount of $500,000 of the Company's Series B 5% Convertible Debentures. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act and/or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or in compliance with an exemption.

     On September 25, 1997, the Company issued 166,667 shares of its Series A Preferred Stock to an affiliated investment entity upon that entity's conversion of the principal amount of $500,000 of the Company's Series A Convertible Subordinated Debentures. The Series A Preferred stock is convertible at any time at the option of the holder thereof, into 166,667 shares of the Company's common stock. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act and/or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or in compliance with an exemption.

     On September 26, 1997, the Company issued 58,249 shares of common stock to a private unaffiliated investment entity upon that entity's conversion of the principal amount of $350,000 of the Company's Series B 5% Convertible Debentures. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act and/or Regulation D, although such shares were registered for resale as of the time of issuance of such securities pursuant to a Registration Statement on Form S-3.

Item 4.  Submission of Vote of Security Holders

     During the quarter ended September 30, 1997, no matter was submitted for vote of the Company's shareholders. However, pursuant to written consent resolutions adopted by the owners of approximately 61 percent of the issued and outstanding shares of the Company's common stock, and effective on or about September 24, 1997, the Company's certificate of incorporation was amended to: (i) authorize the issuance of a new class of preferred stock of the Company, par value $.0001 per share, and (ii) ratify the actions of the board of directors of the Company in designating 166,667 shares of a new Series A Preferred Stock of the Company, for issuance to an affiliated investment entity, in connection with the conversion of the principal amount of $500,000 of the Company's Series A Subordinated Convertible Debentures. A report in the form of an Information Statement on
Schedule 14C was prepared and submitted to the record owners of the Company's shareholders and was filed with the Securities and Exchange Commission on September 3, 1997, which report is referenced pursuant to Instruction 6 of Item 4 of Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

a.   Regulation S-K Exhibits.

     Exhibit
       No.     Description
    --------   ------------------------------------------------------------

     (3)(i) Articles of Incorporation of the Company which are incorporated by reference from the Company's Registration Statement on Form S-18 dated as of September 12, 1989

     (3)(ii) Certificate of Amendment of Certificate of Incorporation dated as of March 21, 1994, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (3)(iii) Certificate of Amendment of Certificate of Incorporation dated as of May 13, 1994, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (3)(iv) Certificate of Amendment of Certificate of Incorporation dated as of September 24, 1997, filed herewith.

     (3)(v) The Company's Bylaws, as amended, which are incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (4)(i) Description of the Company's common stock and other securities and specimen certificates representing such securities which are incorporated by reference from the Company's Registration Statement on Form S-18 dated as of September 12, 1989, as amended

     (4)(ii) Certificate of Designation of Rights and Preferences of Series A Preferred Stock, filed with the Secretary of State of Delaware on September 24, 1997, filed herewith

     (4)(iii) Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on October 27, 1997, filed herewith

     (4)(iv) Certificate of Designation of Rights and Preferences of 5% Series C Convertible Preferred Stock, filed with the Secretary of State of Delaware on October 24, 1997, filed herewith

     (10)(i) Product Development and Assignment Agreement dated as of October 16, 1993 between Phonic Technologies, Inc. and Synergetics, Inc., which is incorporated by reference from the Company's Current Report on Form 8-K dated as of June 17, 1994

     (10)(ii) Re-Stated Product Development and Assignment Agreement dated as of March 30, 1995, between fonix Corporation and Synergetics, Inc., which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (10)(iii) Memorandum of Understanding dated as of March 13, 1997, by and among the Company, Synergetics, Inc. and C. Hal Hansen, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(iv) Employment Agreement by and between the Company and Stephen M. Studdert, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(v)   Employment Agreement by and between the Company and Thomas
               A. Murdock, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(vi)  Employment Agreement by and between the Company and Roger
               D. Dudley, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(vii) Convertible Debenture Purchase Agreement dated as of June 18, 1997 between the Company and Southbrook International Investments, Ltd., incorporated by reference from Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 1997

     (10)(viii)Amended and Restated Purchase Agreement effective as of September 30, 1997 and dated as of October 24, 1997 by and between the Company and Southbrook International
               Investments, Ltd., filed herewith.

     (10)(ix) Convertible Preferred Stock Purchase Agreement effective as of September 30, 1997 and dated as of October 24, 1997 by and among the Company and JNC Opportunity Fund Ltd. and Diversified Strategies Fund, L.P., filed herewith.

     (27)      Financial Data Schedule, filed herewith.

                            SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               fonix corporation



Date:  November 14, 1997             /s/ Douglas L. Rex
      ------------------           ---------------------------------
                                   Douglas L. Rex, Chief Financial Officer