Form 10-K
period 1997-12-31
FONIX CORP
filed 1998-04-15
CIK 855585

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997, or

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
     _____________.

Commission File No. 0-23862


                               FONIX CORPORATION
            (Exact name of registrant as specified in its charter)

        DELAWARE                                             87-0380088
(State or other jurisdiction of incorporation           (I.R.S. Employer
 or organization)                                        Identification No.)



                    60 EAST SOUTH TEMPLE STREET, SUITE 1225
                          SALT LAKE CITY, UTAH 84111
            (Address of principal executive offices with Zip Code)

                                (801) 328-0161
             (Registrant's telephone number, including area code)

Securities registered pursuant to
Section 12(b) of the Act:             None

Securities registered pursuant to
Section 12(g) of the Act:             Common Stock ($0.0001 par value per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_].

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $124,541,303 calculated using a closing price of $4.875 per share on April 8, 1998. For purposes of this calculation, the registrant has included only the number of shares held by its officers and directors directly of record as of April 8, 1998 (and not counting shares beneficially owned on that date) in determining the shares held by non-affiliates. As of April 8, 1998, there were issued and outstanding 51,303,521 shares of the Company's Common Stock (excludes 166,667 shares issuable upon conversion of 166,667 shares of Series A Preferred Stock outstanding as of April 8, 1998).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[_]

                               FONIX CORPORATION

                         1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                    Part I

                                                                            Page
                                                                            ----

Item  1.  Business
Item  2.  Properties
Item  3.  Legal Proceedings
Item  4.  Submission of Matters to a Vote of Security Holders

                                    Part II

Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters
Item  6.  Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item  8.  Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions

                                    Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                    PART I

ITEM 1.   BUSINESS

OVERVIEW

fonix, a development stage company, is a Delaware corporation engaged in research and development of certain proprietary automatic speech recognition, text-to-speech (speech synthesis), compression and neural network technologies and other human-computer interface technologies and products. fonix licenses its technologies to and has entered into co-development relationships and strategic alliances with third parties that are participants in the horizontal computer industry (including producers of application software, operating systems, computers and microprocessor chips) or are research and development entities, including academia and industry and commercial speech product developers. fonix intends for the foreseeable future to continue this practice and will seek to generate revenues from its proprietary speech recognition technologies from licensing fees and royalties and strategic partnerships and alliances. To date, the Company has entered into two strategic partnerships and one license agreement relating to its automatic speech recognition technologies. The Company received its first revenue in February 1998.

The Company created a wholly owned subsidiary in March 1998, for the purpose of acquiring AcuVoice, Inc., a California corporation ("AcuVoice"). AcuVoice has developed and markets text-to-speech or speech synthesis technologies and products directly to end-users, systems integrators and original equipment manufacturers ("OEMs") for use in the telecommunications, multi-media, education and assistive technology markets. To date, 96 companies have purchased AcuVoice text-to-speech developer kits and many now have introduced products utilizing AcuVoice technologies. The acquisition of AcuVoice by the Company provides an opportunity to introduce fonix-branded products into the market for the first time in the Company's history.

The executive offices of the Company are located at 60 East South Temple Street, Suite 1225, Salt Lake City, Utah 84111, and its telephone number is (801) 328-0161. The executive offices of AcuVoice are located at 84 West Santa Clara Street, Suite 720, San Jose, CA 95113, and its telephone number is (408) 289-1661. The Company also maintains offices in Lexington, Massachusetts and a research facility in Draper, Utah.

TECHNOLOGY OVERVIEW

Automatic Speech Recognition

Presently available traditional voice recognition technologies have been used in a variety of products for industrial, telecommunications, business and personal applications. Speech recognition algorithms in software have been developed and refined over the past ten years. However, the increase in processing speed and memory capacity of personal computers has accounted for much of the improvement in traditional speech recognition systems during that period. This improvement includes vocabulary size, recognition accuracy and continuous speech recognition ability. Currently available speech recognition systems for personal computers include speech command systems for navigating the Windows(R) interface and inexpensive, discrete word dictation systems offered by Dragon Systems, IBM, and Lernout & Hauspie. Recently, general and specific vocabulary continuous speech dictation systems also have been introduced by Philips, IBM, Dragon Systems and others. In addition, telephony applications with menu choice systems and small vocabulary dialogue systems have been demonstrated by Nuance, Nortel, and others.

Despite the nominal advances in performance of such presently available systems, there are significant limitations inherent in all of these systems, each of which continues to use traditional approaches generally based on Hidden Markov Models ("HMMs") technology. These traditional approaches have not appreciably advanced since the late 1980's. Applications based on such traditional speech recognition systems for personal computers all require close-talking microphones in relatively low noise environments and a formal speaking style to achieve acceptable accuracy. In so-called continuous dictation systems, significant adaptation to user speech, speaking style, and content area also are required. These traditional systems are generally restricted to speech recognition for a single individual dictating in a quiet environment; presently available telephony-based systems are even more limited in general functionality.

The present industry standard methodology, the HMMs, use a general template or pattern matching technique based on statistical language models. Massachusetts Institute of Technology researcher, Dr. Victor Zue, has noted that speech-recognition systems based on such technology

     "utilize little or no specific-speech knowledge, but rely instead primarily on general-purpose pattern-recognition algorithms. While such techniques are adequate for a small class of well-constrained speech recognition problems, their extendibility to multiple speakers, large vocabularies, and/or continuous speech is highly questionable. In fact, even for the applications that these devices are designed to serve, their performance typically falls far short of human performance."

HMMs' widely recognized weaknesses are many: (i) they do not meet the needs for many mass market implementations, (ii) they have limited input feature types,
(iii) they account for only limited context, (iv) they have limited ability to generalize acoustic and language structure, (v) they require training data from the end-user for acceptable performance, (vi) models become extremely large and complex as vocabulary grows, and (vii) there is a lack of hardware parallel processing capability.

In contrast to HMMs, fonix researchers have developed what the Company believes to be a fundamentally new approach to the analysis of human speech sounds and the contextual recognition of speech. The core fonix automatic speech recognition technologies (the "ASRT" or "Core Technologies") attempt to approximate the techniques employed by the human auditory system and language understanding centers in the human brain. The ASRT use information in speech sounds perceptible to humans but not discernible by current automatic speech recognition systems. They also employ neural net technologies (artificial intelligence techniques) for identifying speech components and word sequences contextually, similar to the way in which scientists believe information is processed by the human brain. As presently developed, the ASRT are comprised of several components including a phonetic sound representation recognition engine, audio signal processing, a feature extraction process, a phoneme estimation process, and a linguistic process consisting of two components, one of which is expert- or rule-based and one of which is based on proprietary neural net technologies, that are designed to interpret human speech contextually.

fonix believes the reliable recognition of natural, spontaneous speech spoken by one or more individuals in a variety of common environments by means of a conveniently placed microphone, all based on its ASRT, will significantly improve the performance, utility and convenience of applications currently based on traditional HMMs technology such as computer interface navigation, data input, text generation, telephony transactions, continuous dictation and other applications. Additionally, the Company believes that its ASRT will make possible major new speech recognition applications such as the transcription of business meetings and conversations, real-time speech-to-speech language translation, natural dialogues with computers for information access and consumer electronic devices controlled by natural language.

Thus, in the near term, the Company believes that its ASRT will initially offer unique speech processing techniques that will be both complementary and significantly enhancing to currently available speech recognition systems.
fonix intends to continue to license its ASRT, to continue to co-develop the ASRT with research and development groups in government, industry, and academia and ultimately to market a suite of fonix-branded products. As discussed more fully below, fonix recently entered into the Siemens Agreement to conduct joint research and development for applications in the telecommunications industry of certain technologies related to the ASRT. fonix anticipates that it will enter into additional strategic alliances and co-development agreements in other industry segments. In the long term, the Company anticipates that automatic speech recognition systems employing the Company's unique new ASRT will dominate the market and set the industry standard for all automatic speech recognition applications because of its anticipated capacities to overcome the weaknesses of HMMs. In addition, the Company expects that certain elements of its Core Technologies will have industry-leading applications in such non-speech recognition industries, market segments and disciplines as artificial intelligence and data compression. Although these plans represent management's belief and expectation based on its current understanding of the market and its experience in the industry, there can be no assurance that actual results will meet these expectations. See "Certain Significant Risk Factors." In the last two fiscal years, the Company has expended $7,066,294 and $4,758,012 on research and development activities. Since its inception (October 1, 1993), the Company has spent $17,937,293 on research and development of the ASRT. The Company expects that a substantial part of its capital resources will continue to be devoted to research and development of the ASRT and other proprietary technologies for the foreseeable future.

Text-to-Speech (Speech Synthesis)

In March 1998, a wholly owned subsidiary of the Company acquired AcuVoice in a statutory merger. The subsidiary changed its name to AcuVoice, Inc. immediately following the merger and will continue the business of AcuVoice using that name. AcuVoice began in 1986 to develop and market a new approach to synthesized speech, a system using actual recordings of "units" of human speech (i.e., the sound pulsation). Since the unit of speech consists of more than one phoneme (i.e., sound), AcuVoice's approach has been called a "large segment concatenative speech synthesis" approach. Other companies such as DEC and AT&T began in the early 1960s and continue until the present to use a system called "parametric speech synthesis." Parametric systems continue to be plagued with problems of speech quality, because their unit is not an actual recording, but a computer's version of what a human voice sounds like. Poor speech quality also occurs because the parametric unit consists, for the most part, of a single phoneme, such as the "t" in the word "time."

Although as early as 1994 AcuVoice released versatile prototypes of its system, it was not until early 1996 that the AcuVoice Speech Synthesizer was ready for sale into the telecommunications, multi-media, educational and assistive technology markets. AcuVoice won awards as "best text-to-speech" product at the Computer Technology Expo '97 and '98 and the best of show award at AVIOS '97. Presently AcuVoice products are being sold to a fast-growing body of end-users, systems integrators and OEMs.

EMPLOYEES

As of March 31, 1998, the Company employed 94 persons. Of this total, 7 persons are employed at AcuVoice.

RECENT DEVELOPMENTS

Consistent with the objectives, vision and strategy of the Company outlined above, fonix has entered into several key transactions in recent months. These are discussed briefly in the following section.

The Siemens Transaction

On November 14, 1997, the Company entered into a Master Agreement for Joint Collaboration (the "Siemens Agreement") with Siemens Aktiengesellschaft ("Siemens") pursuant to which the Company and Siemens have agreed to pursue through a strategic alliance, research and development of certain technologies related to the ASRT and the commercialization of such technologies for the telecommunications industry. On February 11, 1998, the Company and Siemens entered into the First Statement of Work and License Agreement contemplated by the Siemens Agreement, pursuant to which Siemens paid the Company a non-refundable license fee (for which the Company has no further obligation) relating to the development and production of the fonix ASRT in integrated circuits suitable for certain telecommunications applications. Siemens also purchased 1,000,000 Common Stock purchase warrants and was granted an option to purchase shares of Common Stock. The Siemens Agreement provides for the payment to the Company of additional license fees when the Company and Siemens have entered into further agreements for the development of specific technologies, although there can be no assurance that such additional agreements will be entered into.

The OGI Master Technology Collaboration Agreement

On October 14, 1997, the Company entered into a Master Technology Collaboration Agreement (the "OGI Agreement") with the Oregon Graduate Institute of Science and Technology ("OGI"), pursuant to which the Company and OGI have agreed to pursue research and development of certain aspects of the Company's ASRT. Under the terms of the first statement of work between the Company and OGI entered into pursuant to the OGI Agreement, the parties are collaborating on advanced ASRT applications for entry in the 1999 DARPA competition. The Defense Advanced Research Projects Agency, or DARPA, has been a major supporter of speech technology research. The OGI Agreement contemplates that the Company and OGI will enter into additional agreements to pursue research and development of other aspects of the ASRT. There can be no assurance that additional agreements will be entered into by the Company and OGI. OGI is a major academic research and development facility for speech technology and provides fonix with access to leading speech researchers such as Dr. Ron Cole, the director of OGI's Center for Spoken Language Understanding. Dr. Cole became a consultant to the Company following execution of the OGI Agreement.

Acquisition of AcuVoice

On March 13, 1998, the Company acquired AcuVoice. The transaction described below by which the Company acquired AcuVoice is referred to herein as the "Merger." AcuVoice was incorporated in 1984, and since that time has been engaged in the development of a software only text-to-human-speech synthesis technology called "concatenative speech synthesis," now recognized in the speech technology industry as a leading method of achieving natural sounding speech from a computer.

The Merger was effected by an exchange of restricted shares of fonix Common Stock for the issued and outstanding Common Stock of AcuVoice and a cash payment. A total of 2,692,218 shares of fonix Common Stock were issued in exchange for AcuVoice Common Stock and a total of $8,000,232 was paid in cash (including amounts paid in lieu of fractional shares). The Closing was deemed to have occurred on March 13, 1998, notwithstanding the fact that certain acts were completed following that date.

The Merger will become effective at such time as the Certificate of Merger required under Utah law is filed with the Utah Division of Corporations and Commercial Code and the Secretary of State of California.

In the fall of 1997, John A. Oberteuffer, Ph.D., a leading expert in the field of speech recognition and speech synthesis technologies, who since March 1997 has served on the fonix Board, and who presently is employed as the Company's Vice President--Technology, introduced the Company to AcuVoice. Dr. Oberteuffer originally met E. David Barton, the Chairman, President and a substantial shareholder of AcuVoice in 1992, but neither Dr. Oberteuffer nor any other officer or director of fonix had any affiliation with or interest in AcuVoice prior to the completion of the Merger.

AcuVoice released the first versatile prototypes of its system in 1994. By early 1996, the AcuVoice Speech Synthesizer was ready for sale into the telecommunications, multi-media, educational and assistive technology markets. Companies which have purchased developer kits from AcuVoice and are now developing products for the market include IBM, General Motors, Kurzweil Educational Systems, Pratt & Whitney, Octel Communications, Andersen Consulting, NEC, Dialogic, and Bell Atlantic. Companies which have developed products using AcuVoice developer kits, and now are selling or using products containing AcuVoice text-to-speech include AT&T, Motorola, Northern Telecom, Lucky Goldstar (Korea), Aumtech Inc., Mail Call, Inc., IMG, Hurdman Communications (Better Business Bureau), SmartDial, Signet, Concierge, Ultimate Technology, FirstCall, XL Vision, Applied Future Technologies and Productivity Works.

To the Company's knowledge, no other company has succeeded in developing a versatile system of large segment concatenative synthesis. However, the AcuVoice speech synthesis products compete with other concatenative and parametric speech synthesis products. AcuVoice's main competitors are Lernout &Hauspie, Lucent Technologies, Eloquent Technologies and Apple.

AcuVoice's competitors offer a range of voices (male, female, child) and languages. AcuVoice is accelerating its current development of a female voice, and is actively pursuing strategic alliances in order to develop synthesis products for major languages other than English.

fonix believes that the AcuVoice text-to-speech technologies will be an important and complementary addition to the suite of Core Technologies the Company has developed to date and will develop in the future. For example, because both voice synthesis and voice recognition technologies are dependent upon the analysis of human speech patterns, those technologies share many similar challenges, and a solution in one arena often will be portable to the other. Additionally, the Company believes that a state-of-the-art voice synthesis technology, coupled with the Company's Core Technologies, will substantially increase the marketability of both technologies by broadening the potential product applications, thereby increasing the pool of potential licensees of the technologies.

1998 Private Placement

In March 1998, the Company completed a private placement (the "Offering") of 6,666,666 shares of its restricted Common Stock to seven separate investment funds. The total purchase price to be paid by the investors pursuant to the

Offering is $30,000,000. Of that amount, $15,000,000 was provided to the Company on March 12, 1998, in return for which the Company issued a total of 3,333,333 shares of restricted stock, pro rata to the investors in proportion to the total amount of the purchase price paid by them. The remainder of the purchase price is to be paid by the investors on that date that is 60 days after the effectiveness of a registration statement that the Company will prepare and file with the Securities and Exchange Commission covering all of the restricted Common Stock to be issued in connection with the Offering, provided that, as of such date, certain conditions are satisfied. Specifically, such conditions include the following: (i) that the registration statement covering all of the Common Stock to be issued is effective as of such date, (ii) the representations and warranties of the Company as set forth in the documents underlying the Offering shall be correct in all material respects, (iii) the market price of the Company's Common Stock shall exceed $4.50 per share, (iv) the dollar volume of trading in the Company's Common Stock for the 10-trading-day period preceding such date shall equal or exceed $1,000,000, (v) that there shall be at least 18 market makers for the Company's Common Stock, and (vi) there shall be no material adverse change in the Company's business or financial condition.

Additionally, the investors in the Offering will have certain "reset" rights pursuant to which the investors will receive additional shares of restricted Common Stock if the average market price of the Company's Common Stock for the 60-day periods following the initial closing date and the second funding date does not equal or exceed $5.40 per share. The number of additional shares that will be issued pursuant to such reset provisions will be determined by dividing
(x) the product of (A) the amount by which such 60-day average price is less than $5.40 and (B) the number of shares of Common Stock issued to the investor by (y) the 60-day average price. The investors in the offering also have certain first rights of refusal and other rights if the Company conducts other offerings in the near future with other investors and the terms of such other offerings are more advantageous to such other investors than the terms of the Offering.

The Synergetics Transaction

Prior to March 1997, the Company's scientific research and development activities were conducted by a third party, Synergetics, Inc. ("Synergetics"), pursuant to product development and assignment contracts (collectively, the "Synergetics Agreement"). Under that arrangement, Synergetics provided personnel and facilities, and the Company financed the scientific research and development activities on an as-required basis. There was no minimum requirement or maximum limit with respect to the amount of funding the Company was obligated to provide to Synergetics and the Company was obligated to use its best efforts in raising all of the necessary funding for the development of the ASRT. Moreover, under the Synergetics Agreement, the Company was obligated to pay to Synergetics a royalty of 10 percent (the "Royalty") of revenues from sales of the ASRT or products incorporating the ASRT. Synergetics compensated its developers and others contributing to the development effort by granting project shares to share in royalty payments received by Synergetics ("Project Shares"). On March 13, 1997, the Company and Synergetics reached an agreement in principle to modify the Synergetics Agreement ( the "Modification Terms") with regard to the development and assignment of the ASRT. On April 6, 1998, the Company and Synergetics entered into a Royalty Modification Agreement to finalize the Modification Terms. Under the terms of the Royalty Modification Agreement, the Company agreed to offer an aggregate of 4,800,000 non-transferable Common Stock purchase warrants to the holders of the Project Shares in consideration for which Synergetics agreed to cancel any further obligation on the part of the Company to pay the Royalty. The exercise price of the warrants is $10 per share. The Company has agreed to register the shares of Common Stock underlying the warrants and no warrants will be offered to the holders of the Project Shares until such time as the registration statement relating to such shares has been declared effective by the Securities and Exchange Commission. After issuance, the warrants will not be exercisable until the first to occur of (i) the date that the per share closing bid price of the Common Stock is equal to or greater than $37.50 per share for a period of 15 consecutive trading days, or (ii) September 30, 2000. In addition, the warrants will become immediately exercisable in the event of a merger or similar transaction in which the Company is not the surviving entity or the sale of substantially all of the Company assets.

                       CERTAIN SIGNIFICANT RISK FACTORS

The short and long-term success of the Company is subject to certain risks, many of which are substantial in nature and outside the control of the Company. Shareholders and prospective shareholders in the Company should consider carefully the following risk factors, in addition to other information contained herein. All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the private securities litigation reform act of 1995 (the "1995 Act"). Shareholders and prospective shareholders should understand that several factors govern whether any forward-looking statement contained herein will or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including the strategies, plans and objectives relating to the products and the future economic performance of the Company and its subsidiaries discussed above. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

LIMITED REVENUES; SUBSTANTIAL AND CONTINUING LOSSES; ACCUMULATED DEFICIT; FUTURE DILUTION

Since commencing its business of developing its ASRT and certain other proprietary technologies, including data compression and neural network design technologies (collectively the ASRT and such other related technologies are referred to in this Report on Form 10-K as the "Core Technologies") until February 1998, the Company had no revenues from operations. In February 1998, the Company received its first revenue under a license granted to Siemens related to integrated circuits suitable for certain telecommunications applications. Since its inception, however, the Company has sustained ongoing losses associated with its research and development costs. The Company incurred a net loss of $7,829,508 for the year ended December 31, 1996 and a net loss attributable to Common Stockholders of $25,175,939 for the year ended December 31, 1997. The auditors' reports on the Company's financial statements include an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. Losses of this magnitude are expected to continue for the near term and until such time as the Company is able to complete additional licensing or co-development arrangements with third parties which produce revenues sufficient to offset losses associated with the Company's ongoing operating expenses, and there can be no assurance that the Company will achieve profitable operations or that profitable operations will be sustained if achieved. At December 31, 1997, the Company's accumulated deficit was $45,017,476. fonix anticipates incurring additional research and development expenses for the foreseeable future, which will require substantial amounts of additional cash on an ongoing basis. fonix must continue to secure additional financing to complete its research and development activities, and to seek and engage in negotiations with potential strategic alliance partners and otherwise market its technology to industry segments that can incorporate the Company's technologies into their products. fonix believes that the cash generated to date from its financing activities and the Company's ability to raise cash in future financing activities will be sufficient to satisfy its working capital requirements through at least the next twelve-month period. However, there can be no assurance that this assumption will prove to be accurate or that events in the future will not require the Company to obtain additional financing sooner than presently anticipated or preclude the Company from receiving necessary additional capital when and as needed. Furthermore, to the extent that the Company's future financing activities involve the issuance of equity securities or securities convertible into equity securities, additional, and possibly substantial, dilution to the interests of the Company's stockholders will result. Although the Company continues to investigate several financing alternatives, including strategic partnerships, private debt and equity financing and other sources in relation to its ongoing and research and development activities, there can be no assurance that the current levels of funding or additional funding will be available when needed, or if available will be on terms satisfactory to the Company. Failure to obtain additional financing could have a material adverse effect on the Company, including possibly requiring it to significantly curtail its operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

DEVELOPMENT STAGE OF FONIX'S CORE TECHNOLOGIES

While the Company generally is pleased with the progress made to date with respect to the research and development of its Core Technologies, at December 31, 1997, there were no products incorporating the Core Technologies. As a development stage company, the Company continues its efforts to enter into revenue-generating licensing and co-development arrangements or strategic
alliances with third parties.   Other than the arrangements with Siemens and OGI
described elsewhere in this Report, the Company has no licensing or co-development agreements with any third party and other than the non-refundable license fee paid by Siemens, the Company has received no revenue to date from its ASRT. fonix presently anticipates that any products incorporating the Company's Core Technologies would be manufactured and marketed by such third party licensees and co-development and strategic alliance partners such as Siemens and therefore has no plans to manufacture products incorporating the ASRT for the foreseeable future. There can be no assurance that the Company will be able to license its Core Technologies to third parties other than Siemens or enter into additional co-development or strategic alliance agreements.

IMPLEMENTATION OF BUSINESS STRATEGY

fonix's business strategy is to achieve revenues through appropriate strategic alliances, co-development arrangements and license agreements. To date, the Company has entered into one revenue-generating license and a strategic alliance with Siemens, a strategic collaborative alliance with OGI, and the acquisition of AcuVoice. Although the Company will receive revenues from the sale of AcuVoice products and technology, only the Siemens agreement has produced revenue to date from the Company's Core Technologies. fonix's ability to implement its strategy fully over the long term, and the ultimate success of this strategy, are subject to a broad range of uncertainties and contingencies, many of which are beyond the Company's control. fonix may not be able to achieve the revenue growth it is seeking as a result of incompatibilities between its Core Technologies and the needs of third-party developers and manufacturers or an unwillingness of companies with existing voice recognition products to integrate the Company's technologies. In addition, there can be no assurance that the Company will be able to enter into revenue-generating licensing or co-development arrangements or to implement strategic relationships, or, if entered into, that such strategic relationships will in fact further the implementation of the Company's business strategy.

MANAGEMENT OF EXPANDED OPERATIONS

The Company may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on the Company's managerial, operating, financial and other resources. The Company is highly dependent upon the efforts of management, and the Company's future performance will depend, in part, upon the ability of management to manage growth effectively (including the growth resulting from the recent acquisition of AcuVoice), which will require the Company to implement additional financial control systems and management information systems capabilities, to further develop its operating, administrative, financial and accounting systems and controls, to maintain close coordination among engineering, accounting, finance, marketing, sales and operations, and to hire and train additional technical and marketing personnel. There is intense competition for management, technical and marketing personnel in the areas of the Company's activities. The loss of the services of any of the Company's management or the failure to attract and retain additional key employees could have a material adverse effect on the Company's business, operating results and financial condition.

BUDGET AND COST OVERRUNS; PRODUCTION DELAYS

The Company budgets the cost of each project, reviews cost reports and updates its cost projections regularly. However, there can be no assurance that the actual production costs for its projects will remain within budget. Risks such as production delays, higher talent costs, increased subcontractor costs, and other unanticipated events may substantially increase production costs and delay or even prevent completion of the production of any one or more of the Company's projects now or in the future. The failure to remain within budget and timely complete a production may have a material adverse effect on the Company's operations.

UNPROVEN MARKET; RISKS OF NEW TECHNOLOGY

The market for speech recognition technologies is relatively new. fonix's Core Technologies are new and represent a significant departure from technologies which have already found a degree of acceptance in the nascent voice recognition marketplace. The financial performance of the Company will depend, in part, on the future development, growth and ultimate size of the market for voice recognition products generally, and products incorporating the Company's Core Technologies specifically. Products, if any, incorporating the Company's Core Technologies will compete with more conventional means of information processing (e.g., data entry or access by keyboard or touch-tone phone). fonix believes that there is a substantial potential market for products incorporating speaker-independent, natural language, continuous speech recognition technology with vocabulary contextually sufficient to be useful for general purpose consumer, commercial and industrial use, and capable of operating in real time with acceptable levels of accuracy. Nevertheless, there can be no assurance that any market for the Company's Core Technologies or for products incorporating the Company's Core Technologies will develop, or that the Company's technology will find general acceptance in the marketplace, or that sales of products incorporating the Core Technologies will be profitable. Accordingly, the Company is subject to all of the risks inherent in developing and marketing new products based on new technology, together with the risks associated with market acceptance of such technology, technological obsolescence, inappropriate and/or illegal intellectual property appropriation and inadequate funding to commence and/or sustain operations. Even if the Core Technologies are licensed and products incorporating such technologies are manufactured and marketed, the occurrence of warranty or product liability, or retraction of market acceptance due to product failure, excess product returns or failure of the products to meet market expectations could prevent the Company from achieving or sustaining profitable operations.

RELIANCE ON STRATEGIC PARTNERS

fonix's strategy for commercialization of its Core Technologies depends, in material part, upon the formation of strategic alliances and licensing arrangements and, ultimately, marketing a suite of fonix-branded products. To date, the Company has formed only two strategic alliances, with Siemens and OGI, and the Company's ability to generate revenue in association with those alliances is subject to several factors, including the negotiation and execution of and performance under additional agreements with Siemens pertaining to the development and/or application of specific technologies and the joint development of commercially viable technologies under the OGI Agreement and the successful licensing of such technologies to third-parties. fonix anticipates that, in addition to the arrangement with Siemens, it will need to enter into additional revenue-generating strategic alliances or co-development arrangements with other parties to fully implement its business strategy, although the Company has not entered into any such additional arrangements to date. There can be no assurance that the strategic alliances with Siemens or OGI will generate substantial royalty or license fees or that the Company will be able to establish additional strategic alliance or licensing arrangements, or if established that any such additional arrangements or licenses will be on terms favorable to the Company, or that any strategic alliances or licensing arrangements ultimately will be successful. Moreover, even under the Siemens or OGI arrangements or any additional licensing or co-development arrangements, if any are signed, the extent of revenues to the Company resulting from such agreements will depend on factors beyond the Company's control such as the timing and extent of manufacture of products incorporating the Company's Core Technologies, the scope of the marketing effort related to such products, the price of any product or products incorporating the Company's Core Technologies, and competition from new or existing products. Additionally, disputes may arise with respect to the ownership of and royalty or other payments for rights to any technology developed with strategic partners. These and other possible disagreements between strategic partners and the Company could lead to delays in the collaborative research, development or commercialization of certain product candidates, or could require or result in litigation or arbitration, which could be time consuming and expensive, and which could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION AND TECHNOLOGICAL CHANGE

The computer hardware and software industries are highly and intensely competitive. In particular, the speech recognition field and the computer voice and communications industries are characterized by rapid technological change. Competition in the field of speech recognition is based largely on marketing ability and resources and technological superiority. The development of new technology or material improvements to existing technologies by the Company's competitors may render the Company's technology obsolete. Accordingly, the success of the Company will depend upon its ability to continually enhance its Core Technologies to keep pace with or ahead of technological developments and to address the changing needs of the marketplace. Although the Company expects to continue to devote significant resources to research and development activities, there can be no assurance that these activities will allow the Company's Core Technologies to successfully be incorporated into marketable products or to keep pace with changing demands and needs of the marketplace. In addition, there can be no assurance that the introduction of products or technological developments by others will not have a material adverse effect on the Company's operations. Although the Company believes that its Core Technologies could beneficially be incorporated into most existing computer speech recognition applications based on traditional HMM technology, several companies already manufacture and market computer speech recognition products against which products incorporating the Core Technologies would compete. Some, if not all, of those companies have greater experience in manufacturing and marketing speech recognition products, and some have far greater financial and other resources than the Company and/or its potential licensees and co-developers, as well as broader name-recognition, more-established technology reputations, and mature distribution channels for their products. Multiple computer speech recognition products are presently available that provide continuous speech dictation capabilities. Such products could have the effect of desensitizing the market to new dictation products and increasing the installed base of products incorporating traditional voice recognition technologies. Additionally, as the market for automatic speech recognition expands and matures, the Company expects more entrants into this already competitive arena. There can be no assurance that the distinguishing characteristics of the Core Technologies as completed and/or as may be enhanced in the future and any products employing such technology will be sufficient to allow the Company to successfully compete in the marketplace.

NEED FOR ADDITIONAL FINANCING

The development of the Company's Core Technologies has required that the Company establish a substantial research and scientific infrastructure consisting of teams of experts in, among others, the fields of computer programming and design, electrical engineering and linguistics, as well as the assembly of certain specialized equipment and developmental and diagnostic software and hardware, some of which has been designed and built exclusively by the Company. fonix has consumed substantial amounts of cash to date in developing this infrastructure and in developing and refining its Core Technologies. During the year ended December 31, 1996, the Company incurred total research and development expenses in the amount of $4,758,012. During 1997, the Company incurred total research and development expenses of $7,066,294. fonix anticipates that its research and development expenditures will continue at present rates or increased rates for the foreseeable future. fonix's actual future capital requirements, however, will depend on many factors, including further development of its Core Technologies, the Company's ability to enter into additional revenue-generating strategic alliance, co-development and licensing arrangements, the progress of the development, manufacturing and marketing efforts of the Company's strategic partners, if any, the level of the Company's activities relating to commercialization rights it may retain in its strategic alliance arrangements, competing technological and market developments, and the costs involved in enforcing patent claims and other intellectual property rights. In the event that substantial amounts of additional financing are required, the Company does not believe it will be able to obtain such financing from traditional commercial lenders. Rather, the Company likely will have to conduct additional sales of its equity and/or debt securities. There can be no assurance that such additional financing will be available if and when, and in the amounts required, by the Company. Moreover, even if such financing is available if and when required, there can be no assurance that such financing will be obtained on terms that are favorable to the Company, and substantial and immediate dilution to existing stockholders likely would result from any sales of equity securities or other securities convertible into equity securities. To the extent that the Company raises additional funds through strategic alliance and licensing arrangements, the Company may be required to relinquish rights to certain of its technologies, or to grant licenses on terms that are not favorable to the Company, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. In the event that adequate funds are not available when and as needed, the Company's business would be adversely affected.

NASDAQ STOCK MARKET LISTING REQUIREMENTS

The Company's Common Stock presently is listed on the Nasdaq SmallCap Market under the symbol "FONX." In order to maintain the continued listing on such market, the Company, like all companies listed on the Nasdaq SmallCap Market, is subject to certain maintenance standards. Since February 23, 1998, companies with securities listed on the Nasdaq SmallCap market are able to satisfy continued listing requirements by reference, among other factors, to their total market capitalization. If the Company fails to meet any of such requirements, there can be no assurance that the Company's Common Stock will not be delisted from the Nasdaq SmallCap Market. If delisted, the Company's Common Stock would likely continue to be traded in the over-the-counter market. Nevertheless, in such event, there can be no assurance that such delisting would not adversely affect the prevailing market price of the Common Stock or the general liquidity of an investment in the Company's Common Stock.

INTELLECTUAL PROPERTY PROTECTION

On June 17, 1997, the United States Patent and Trademark Office issued U.S. Patent No. 5,640,490 entitled "A User Independent, Real-time Speech Recognition System and Method." The patent has a 20-year life running from the November 4, 1994 filing date, and has been assigned to the Company. However, there can be no assurance that such patent will be incontestable to a user with prior rights. fonix is unaware of any facts or circumstances suggesting that the

Core Technologies or the Company's anticipated use thereof infringes or will infringe any third party intellectual property rights. Regardless of the foregoing, there can be no assurance that the Core Technologies will not infringe upon third party intellectual property rights, nor can there be any assurance that a third party will not assert that the Company has infringed its intellectual property rights, in which case the Company could be involved in protracted and costly litigation which could seriously impede the Company's development or otherwise adversely affect its operations. Additionally, attempts may be made to copy or reverse engineer aspects of the Core Technologies, or to obtain, use or exploit information or methods which the Company deems proprietary. Policing the use of the Core Technologies and perhaps infringing technology is difficult and expensive. Litigation or other action may be necessary in the future to protect the Company's proprietary rights and to determine the validity and scope of the proprietary rights of others. Such litigation or proceedings could result in substantial costs and diversions of resources and management's attention, and could have a material adverse impact upon the Company's business, operating results and financial condition. In addition to patents, the Company relies on proprietary technology that it closely guards as trade secrets. The Company has required nondisclosure and confidentiality agreements to be executed by its employees, potential licensees, and potential strategic alliance and co-development partners, and the Company expects to continue this requirement. However, there can be no assurance that such non-disclosure and confidentiality agreements will be legally enforceable or sufficient to maintain the secrecy of the Company's proprietary technology. Moreover, although the Company presently is seeking patent protection for certain additional technologies, there can be no assurance that such patents will issue or that the Company will be able to sufficiently protect any technologies developed by it in the future.

CONTROLLING INTEREST OF RELATED PARTIES

Thomas A. Murdock, a director, executive officer and founding shareholder of the Company is the trustee of a voting trust into which is deposited a majority of the Company's issued and outstanding Common Stock, which effectively gives Mr. Murdock control of the Company. fonix believes that it will be controlled by Mr. Murdock, as the trustee of the voting trust and one of its founding shareholders, for the foreseeable future.

DEPENDENCE ON KEY PERSONNEL

fonix is dependent on the knowledge, skill and expertise of several key scientific employees and consultants, including but not limited to John A. Oberteuffer, Ph.D., C. Hal Hansen, Dale Lynn Shepherd, R. Brian Moncur, Tony R. Martinez, Ph.D., Ron Cole, Ph.D., Caroline Henton, Ph.D. and E. David Barton, and its executive officers, Messrs. Studdert, Murdock and Dudley. The loss of any of such personnel could materially and adversely affect the Company's future business efforts. Moreover, although the Company has taken reasonable steps to protect its intellectual property rights including obtaining non-competition and non-disclosure agreements from all of its employees, if one or more of the Company's key scientific employees or consultants resigns from the Company to join a competitor (to the extent not prohibited by such person's non-competition and non-disclosure agreement), the loss of such personnel and the employment of such personnel by a competitor could have a material adverse effect on the Company. In the event of loss of any of the Company's key employees or consultants, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its proprietary technology by such former employees or consultants, although the Company's employees and consultants have entered into confidentiality agreements with the Company. fonix does not presently have any key man life insurance on any of its employees.

OTHER DEMANDS ON MANAGEMENT

In addition to occupying positions as the Company's Chief Executive Officer, President and Chief Operating Officer, and Executive Vice President, respectively, Messrs. Stephen M. Studdert, Thomas A. Murdock and Roger D. Dudley are executive officers and owners of Studdert Companies Corp. ("SCC"), an international investment, finance and management firm based in Salt Lake City, Utah. SCC engages in a variety of commercial activities unrelated to the Company, including but not limited to its present performance under a management services contract with K.L.S. Enviro Resources, Inc.("KLSE"), a Nevada corporation with a class of securities registered under the Exchange Act. Under the agreement there is no specific amount of time required of the SCC principals in connection with SCC's services to KLSE. Since SCC executed the management services contract, there has been no material reduction in the amount of time spent by Messrs. Studdert, Murdock and Dudley in the performance of their duties as executive officers of the Company. fonix estimates that, since January 1, 1997, Messrs. Studdert, Murdock and Dudley, on average, have worked more than 40 hours per week in their respective capacities as executive officers of the Company. Further, in addition to serving as Vice

President, Technology for the Company, Dr. John A. Oberteuffer is the sole shareholder and President of Voice Information Associates, Inc. ("VIA"), a company which publishes ASRNews, and provides marketing consulting and other related services to other ASR companies, groups and associations. Under the terms of his employment agreement with fonix, executed in February 1998, Dr. Oberteuffer is not required to devote more than 4 days per week to the business of fonix. Although the Company anticipates that Dr. Oberteuffer can fully discharge all of his duties and responsibilities to the Company by working 4 days per week, the Company has no comparable prior experience with such an arrangement. fonix does not expect there to be in the foreseeable future any material change in the amount of time spent by those persons in their capacities as executive officers of the Company or in the Company's overall operations as a result of the management services contract between SCC and KLSE, or as a result of any other activities of SCC or VIA. However, there can be no assurance that the outside activities of Messrs. Studdert, Murdock, Dudley or Oberteuffer, in connection with SCC, KLSE, VIA or otherwise, will not materially impede their ability to perform as executive officers of the Company, in which case the Company's operations and financial condition could be adversely affected.

ASSETS CONSISTING OF INTANGIBLE INTELLECTUAL PROPERTY RIGHTS

fonix's assets include intangible assets, principally intellectual rights such as patents, trademarks and trade secrets, the value of which will depend significantly upon the success of the Company's development of the Core Technologies and its ability to enter into licensing and co-development arrangements with third parties. In the event of default on indebtedness or liquidation of the Company, there can be no assurance that the value of these assets will be sufficient to satisfy its obligations.

RISKS ASSOCIATED WITH PENDING LITIGATION

The Company has been named as a defendant in two civil actions.  See Part I,
Item 3, "Legal Proceedings."   After consideration of the nature of the claims
and the facts relating to these actions, the Company believes that the resolution of them will not have a material effect on the Company's business, financial condition and results of operations; however, the results of these actions, including any potential settlements, are uncertain and there can be no assurance to that effect. At a minimum these actions will result in some diversion of management time and effort from the operation of the business.

POTENTIAL ADVERSE EFFECT OF ANTI-TAKEOVER PROVISIONS

fonix is subject to anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested shareholder" for a period of three years after the date of the transaction in which the person first becomes an "interested shareholder," unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing changes of control or management of the Company, which could adversely affect the market price of the Company's Common Stock. These provisions, and other provisions of the Company's Certificate of Incorporation, may have the effect of deterring hostile takeovers or delaying or preventing changes in control or management of the Company, including transactions in which shareholders might otherwise receive a premium for their shares over then current market prices. In addition, these provisions may limit the ability of shareholders to approve transactions that they may deem to be in their best interests.

POSSIBLE VOLATILITY OF STOCK PRICE

The trading price of the Company's Common Stock has been characterized by wide fluctuations and the Common Stock must be considered a speculative investment. Persons should not invest in fonix Common Stock unless they can bear the economic risks thereof, including the possibility of losing their entire investment. fonix believes that factors such as announcements of developments related to the Company's business, announcements by competitors, the issuance of patents, financings, and other factors have caused the price of the Company's stock and its trading volume to fluctuate, in some cases substantially, and could continue to do so in the future. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many technology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. The trading prices of many technology companies' stocks are at or near their historical highs, and reflect price/earnings ratios substantially above historical norms. In the Company's case the absence of revenues from operations before February 1998 indicates that the market price of the Company's Common Stock fluctuates as a result of highly speculative factors.

ABSENCE OF DIVIDENDS

fonix has never paid dividends on or in connection with its Common Stock and does not intend to pay any dividends to common shareholders for the foreseeable future.

YEAR 2000 RISKS

Since its inception, the Company has attempted to leverage technology, including increasingly sophisticated computer hardware and software, in managing the Company's business and operations. Historically, the Company has implemented computer systems for accounting and financial management, purchasing, research, development and design, and other purposes. The computer industry recently has recognized that many existing computer programs, many of which are large, custom-programmed mainframe applications that have continuously been written and amended over a long time period and by a variety of different programmers, use only two digits to identify a year in the date field. Such programs were designed, developed and modified without considering the impact of the upcoming change in the century. If not corrected, many such computer applications could fail or create erroneous results by or at the Year 2000 by erroneously identifying the year "00" as 1900, rather than 2000. Correcting a Year 2000 problem on a large mainframe or network application, however, can be difficult and expensive. In many cases, the original developer of the subject software is either defunct or otherwise unable or unwilling to address the problem. Moreover, because many individuals may have programmed different pieces of a program, and some of them may have died or cannot be located, many companies will be forced to review the code comprising their software on a line-by-line basis, which can take enormous amounts of time and significant financial resources. The Year 2000 issue affects virtually all companies and organizations, including the Company. If a company does not successfully address its Year 2000 issues, it may face material adverse consequences. The Company is in the process of insuring that its internal computer systems are Year 2000 compliant. The Company's own Core Technologies are designed to be Year 2000 compliant. With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they become Year 2000 compliant. Management is presently not aware of any Year 2000 issues that have been encountered by any such third-party which could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

RISKS ASSOCIATED WITH ACUVOICE

The business of AcuVoice recently acquired by the Company is also subject to many of the same risks and uncertainties discussed above, including, but not limited to the risks associated with intense competition for text-to-speech products, technological obsolescence and the acceptance of new technologies, the need for additional capital, and introduction of new and unproven technologies. In addition, there are risks to the Company associated with the AcuVoice acquisition. This is the first such acquisition completed by the Company. Accordingly, there may be difficulties and inefficiencies encountered in the process of integrating the business, products and personnel of AcuVoice with those of the Company. It may be some time before any inefficiencies or difficulties are overcome and the Company begins to benefit from economies of scale, synergies from the combination of the business, technology and personnel, and the addition of new products to the Company's business. There can be no assurance that the transition will not involve significant additional expense or result in delays in the expected completion of on-going development products or other business objectives of the Company. Furthermore, as management of the Company seeks to supervise and manage the activities of AcuVoice, which are conducted at some distance from the primary corporate offices and research facilities of the Company, there may be considerable increase in expense and management time spent in administration of the combined businesses.

ITEM 2.   PROPERTIES

The Company owns no real property. Commencing in October 1996, the Company leased a 25,600 square foot facility in Draper, Utah, from an unaffiliated third party at which it conducts its principal scientific research and development activities. The Company's lease of that facility is for a term of 8 years (with a right to terminate after five years), and with an option to renew for 5 years. The average base monthly lease payment over the 8-year life of the lease for that facility is $28,389.

In addition to the Draper facility, the Company sub-leases office space at market rates for its corporate headquarters and administrative operations in Salt Lake City, Utah, from Studdert Companies Corp., a Utah corporation ("SCC"). SCC is owned and controlled by three individuals who are executive officers and directors of the Company and who each beneficially owns more than 10% of the Company's Common Stock. [See "Certain Relationships and Related Transactions," and "Security Ownership of Certain Beneficial Owners and Management"]. The base monthly rental for the sub-leased space during 1997 was approximately $6,500, plus reimbursable direct expenses for the use of telephone, facsimile, photocopy and other business equipment. The three executive officers of the Company have personally guaranteed this lease in favor of SCC's landlord.

AcuVoice leases 1,620 square feet of office space in San Jose, California. The lease on this space is on a month-to-month basis, with rents of $2,581 per month. The Company is presently seeking to relocate these operations to a larger facility.

The Company also leases approximately 1,500 square feet of office space in Lexington, Massachusetts. The term of this lease is for one year (through October 1998) and monthly rents are $1,500.

The Company believes that the facilities described above are adequate for its current needs.

ITEM 3.   LEGAL PROCEEDINGS

THE POLOMBA ACTION

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

THE J&L ACTION

On March 11, 1998 an action (the "J&L Action) was filed against the Company in the Supreme Court of the State of New York for the County of New York by Jesup & Lamont Securities Corporation ("J&L"). The J&L Action alleges that the Company had agreed to pay to J&L a fee in connection with a private placement of the Company completed in March 1998. The claim is for a cash payment of $1,200,000 and 30,000 restricted shares of the Company's Common Stock. The matter is still in the early stages of litigation and the Company has not yet engaged in any discovery with respect to the allegations by J&L. The Company believes that the J&L Action is without merit and intends to vigorously defend the J&L Action.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

fonix Common Stock has been listed on the Nasdaq SmallCap Market since July 31, 1996 (trading symbol: "FONX"). Prior to being listed on the Nasdaq SmallCap Market, the Company's Common Stock was quoted on the NASD Electronic Bulletin Board system. The following table shows the range of high and low sales price information for the Company's Common Stock as quoted on Nasdaq for the four quarters of calendar 1997, the third and fourth quarters of calendar 1996 and as quoted by the Electronic Bulletin Board for the first and second quarters of 1996. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                            Calendar Year 1997         Calendar Year 1996
                            ------------------         ------------------
                            High          Low          High          Low
                            ----          ----         ----          ----

     First Quarter          $9.00        $7.13         $ 3.97       $2.53
     Second Quarter          8.75         6.50          12.25        3.28
     Third Quarter           7.44         6.00          10.03        7.80
     Fourth Quarter          7.00         2.88           9.13        5.00

On April 8, 1998, the high and low sales prices for the Company's Common Stock were $5.3125 and $4.875 per share, respectively, as reported by Nasdaq.

As of April 8, 1998, there were 51,303,521 shares of fonix Common Stock outstanding, held by 239 holders of record and approximately 5,132 beneficial holders. This number of beneficial holders represents an estimate of the number of actual holders of the Company's stock, including beneficial owners of shares held in "nominee" or "street" name. The actual number of beneficial owners is not known to the Company.

The Company has never declared any dividends on its Common Stock and it is expected that earnings, if any, in future periods will be retained to further the development of the Company's ASRT. No dividends can be paid on the Common Stock of the Company until such time as all accrued and unpaid dividends on the Company's Preferred Stock have been paid.

                 RECENT SALES OF UNREGISTERED EQUITY SECURITIES

Consulting Agreements

During fiscal year 1997, the Company issued a total of 592,500 restricted shares of Common Stock to various third parties in payment for services rendered under consulting and other agreements. The shares were issued pursuant to and in reliance on exemptions from registration under the Securities Act of 1933, as amended (the "1933 Act"), particularly pursuant to Section 4(2) and the rules and regulations promulgated thereunder. The value of the shares issued in these transactions, based on the fair market value of the shares on the several dates of issuance was approximately $3,812,971 or an average of approximately $6.44 per share.

Southbrook International Investments, Ltd.

In June 1997, the Company entered into a Convertible Debenture Purchase Agreement (the "Agreement") whereby an unrelated investment entity agreed to purchase up to an aggregate principal amount of $10,000,000 of the Company's

Series B 5% Convertible Debentures. The debentures were due June 18, 2007, bore interest at 5% and were convertible into shares of the Company's Common Stock at anytime after issuance at the holder's option. Under the terms of the Agreement, the debentures were to be purchased in three installments. The first payment of $3,000,000 was made to the Company on June 18, 1997. The debentures were convertible into shares of the Company's Common Stock at the lesser of $6.81 or the average of the per share market value for the five trading days immediately preceding the conversion date multiplied by 90% for any conversion on or prior to the 120th day after the original issue date and 87.5% for any conversion thereafter. As part of the same transaction, the Company also issued to the investor a warrant to purchase up to 250,000 shares of Common Stock at any time prior to June 18, 2002, at the exercise price of $8.28 per share.
Prior to September 30, 1997, $850,000 face value of the Series B 5% Convertible Debenture was converted into 145,747 shares of Common Stock. Pursuant to a memorandum of understanding between the Company and the investor dated as of September 30, 1997 (the "MOU") the parties agreed to modify the Agreement to convert all then outstanding debentures in the amount of $2,150,000 into 107,500 shares of Series B Preferred Stock, convertible into Common Stock under the same terms as the debentures. Also in connection with this modification, the Company issued an additional warrant to purchase up to 175,000 shares of Common Stock at any time prior to October 24, 2002, at the exercise price of $7.48 per share. Additionally, the Company entered into an amended and restated registration rights agreement with the investor under which the Company registered the Common Stock issuable upon conversion of the Preferred Stock and exercise of the warrants. Under the MOU, the Company agreed that it would convert the remaining $2,150,000 balance into 107,500 shares of Preferred Stock effective as of September 30, 1997. Prior to the actual issuance of such Preferred Stock, however, the investor converted the balance of $2,150,000 into 431,619 shares of Common Stock. The Company received a second payment in the amount of $2,500,000 in exchange for 125,000 shares of Preferred Stock. All of these preferred shares and related dividends were converted into 548,770 shares of Common Stock.

The issuance of the securities described above was, and the issuance of the Common Stock underlying the Preferred Stock, warrants and options identified above will be, accomplished without registration under the 1933 Act, pursuant to exemptions or exceptions from the registration requirement of the 1933 Act afforded by Section 4(2) of 1933 Act and the rules and regulations promulgated thereunder and/or Regulation S under the 1933 Act.

JNC Opportunity Fund Ltd. and Diversified Strategies Fund, L.P.

The Company entered into a Memorandum of Understanding ("MOU2") dated as of September 30, 1997, with JNC Opportunity Fund, Ltd. ("JNC") and Diversified Strategies Fund, L.P. ("DSF") (JNC and DSF are collectively referred to in this Report as the "Series C Investors"). The Series C Investors each are investment entities that have no prior affiliation or relationship of any kind with the Company or its affiliates prior to the execution of the MOU2. Under the MOU2, the Series C Investors agreed to subscribe for the purchase of 187,500 shares of Series C Preferred for a purchase price of $3,750,000. Each share of Series C Preferred has a "stated" or principal value of $20, on which amount dividends accrue at the rate of 5% per annum and are payable quarterly in cash or Common Stock at the option of the Company. The Series C Preferred is convertible into that number of shares of Common Stock as is determined by dividing the aggregate stated value of the Series C Preferred to be converted by the lesser of $5.9813 or the average of the five lowest closing bid prices for the 15 trading days preceding the date of any conversion notice multiplied by 91% for any conversion on or prior to the 120th day after the original issue date, 90% for any conversion between 121 and 180 days and 88% for any conversion thereafter. Subsequent to September 30, 1997, the Company and the Series C Investors executed definitive documents in connection with the transactions described in the MOU2, which documents included, among others, a Preferred Stock Purchase Agreement (the "Series C Agreement") and a Registration Rights Agreement (the "Series C Registration Rights Agreement"). Also in connection with the issuance of the Series C Preferred as described in the MOU2 and the Series C Agreement, the Series C Investors received the Series C Warrants. Under the Series C Registration Rights Agreement, the Company registered the Common Stock issuable upon conversion of the Series C Preferred, payment of dividends thereon and exercise of the Series C Warrants. The Company received the entire purchase price of the Series C Preferred, $3,750,000, and the Series C Investors have since converted all of the shares of Series C Preferred and related dividends into 1,312,897 shares of Common Stock, 17,198 of which were converted during fiscal year 1997.

The issuance of the securities described above was, and the issuance of the Common Stock underlying the Preferred Stock, warrants and options identified above will be, accomplished without registration under the 1933 Act, pursuant to exemptions or exceptions from the registration requirement of the 1933 Act afforded by Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder and/or Regulation S under the 1933 Act.

ITEM 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below is derived from the Company's consolidated statements of operations and balance sheets for each of the four fiscal years ended December 31, 1997, 1996, 1995 and 1994. The Company's inception was October 1, 1993. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes thereto included in this Report.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                ------------------------------------------------------
                                                   1997             1996          1995          1994
                                                -----------     -----------   -----------   -----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:

Revenues                                        $        --     $        --   $        --   $        --

General and administrative expenses              12,947,112       3,530,400     3,553,665     1,339,987

Research and development expenses                 7,066,294       4,758,012     2,704,165     2,522,090

Loss from operations                            (20,013,406)     (8,288,412)   (6,257,830)   (3,862,077)

Other income (expense)                           (1,558,678)        458,904       (88,067)      (52,262)

Gain (loss) on extraordinary item                  (881,864)             --        30,548            --

Net loss                                        (22,453,948)     (7,829,508)   (6,315,349)   (3,914,339)

Basic and diluted net loss per common share     $     (0.59)    $     (0.21)  $     (0.30)  $     (0.28)
                                                ===========    ============   ===========   ===========
Weighted average number of common shares
 outstanding                                     42,320,188      36,982,610    21,343,349    14,095,000



                                                                AS OF DECEMBER 31,
                                                ------------------------------------------------------
                                                    1997           1996           1995          1994
                                                ------------   ------------   -----------   ----------
                                                                    (IN THOUSANDS)

BALANCE SHEET DATA:

Current assets                                  $21,148,689    $23,967,601    $7,912,728    $2,150,286

Total assets                                     22,894,566     25,331,270     7,984,306     2,150,286

Current liabilities                              20,469,866     19,061,081     6,674,572     4,117,995

Long-term debt, net of current portion               52,225             --            --            --

Stockholders' equity (deficit)                    2,372,475      6,270,189     1,309,734    (1,967,709)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED "FACTORS AFFECTING FUTURE OPERATING RESULTS."

OVERVIEW
--------

fonix is a development-stage company engaged in scientific research and development of proprietary automatic speech recognition and related technologies ("ASRT") comprised of components which may be licensed in whole or in part to third parties. The Company has completed the Core Technologies related to the ASRT such that they are available for third-party licensing and co-development. In November 1997, the Company entered into the Siemens Agreement pursuant to which the Company and Siemens have agreed to pursue research and development of certain technologies related to the ASRT and the commercialization of such technologies for the telecommunications industry through a strategic alliance. Pursuant to the terms of the Siemens Agreement, the Company and Siemens entered into the First Statement of Work and License Agreement pursuant to which Siemens paid the Company a license fee for the development and production of fonix ASRT in integrated circuits suitable for certain telecommunications applications. The Siemens Agreement calls for the payment to the Company of additional license fees when the Company and Siemens have entered into further agreements for the development of specific technologies, although there can be no assurance that the parties will enter into such additional agreements. On October 14, 1997, the Company entered into a Master Technology Collaboration Agreement (the "OGI Agreement") with the Oregon Graduate Institute of Science and Technology ("OGI") pursuant to which the Company and OGI have agreed to pursue research and development of certain ASRT. Under the terms of the first Statement of Work between the Company and OGI entered into pursuant to the OGI Agreement, the parties are collaborating on advanced ASR applications for entry in the 1999 DARPA competition. The OGI Agreement contemplates that the Company and OGI will enter into other agreements to pursue research and development of certain technologies related to the ASRT, although there can be no assurance that such additional agreements will be entered into by the Company and OGI.

Other than the arrangements with Siemens and OGI, the Company has no licensing or co-development agreements with any third party and other than the non-refundable license fee paid by Siemens, the Company has received no revenue to date. fonix presently anticipates that any products incorporating the Company's Core Technologies would be manufactured and marketed by such third party licensees and co-development and strategic alliance partners such as Siemens and therefore has no plans to manufacture products incorporating the ASRT for the foreseeable future. The Company is presently engaged in discussions with potential licensees and co-developers. There can be no assurance that the Company will be able to license its Core Technologies to third parties other than Siemens or enter into additional co-development or strategic alliance agreements.

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

The Company acquired AcuVoice in March 1998, after the end of the year covered by this Report. The following discussion does not take into consideration any of the operating results of AcuVoice.

RESULTS OF OPERATIONS
---------------------

1997 COMPARED TO 1996

Prior to March 1997, the Company conducted its scientific research and development activities through Synergetics, Inc. ("Synergetics"), pursuant to product development and assignment contracts (collectively the "Synergetics Agreement"). Synergetics provided personnel and facilities and the Company financed scientific research and development of the ASRT on an as-required basis. There was no minimum requirement or maximum limit with respect to the amount of funding the Company was obligated to provide to Synergetics under the Synergetics Agreement, and the Company was obligated to use its best efforts in raising all of the necessary funding for the development of the ASRT. Synergetics submitted pre-authorized work orders and budgets, which were then reviewed and approved by the Company. All funds paid to Synergetics have been accounted for by the Company as research and development expense. Under the Synergetics Agreement, the Company had also agreed to pay a royalty to Synergetics equal to 10 percent of revenues from sales of the ASRT or products incorporating the ASRT (the "Royalty"). On March 13, 1997, the Company and Synergetics reached an agreement in principle to modify the Synergetics Agreement with regard to the development and assignment of the Company's ASRT. All research and development activity previously conducted by Synergetics was moved in-house to the Company in or about March 1997 at the time the agreement in principle was reached. On April 6, 1998, the parties finalized their understanding in a written agreement (the "Modification Agreement"). Under the Modification Agreement, the Company no longer has any obligation to pay the Royalty or any percentage of the revenues received from entering into licensing and/or co-development agreements or otherwise from the manufacture of products incorporating the ASRT. Assignment to the Company of all technology relating to the ASRT is confirmed by the Modification Agreement.

Because the Company did not license its ASRT until February 1998, the Company did not generate any revenues during 1997 or 1996. From inception on October 1, 1993 through December 31, 1997, the Company has invested $17,937,293 in research and development relating to its Core Technologies. During the year ended December 31, 1997, the Company incurred research and development expenses of $7,066,294, an increase of $2,308,282 over the previous year. This increase is due primarily to the addition of research and development personnel, equipment and facilities. The Company anticipates similar or increased research and development costs as it expands and continues to develop and market its Core Technologies.

General and administrative expenses were $12,947,112 and $3,530,400, respectively, for the years ended December 31, 1997 and 1996. This increase over the previous year was due primarily to non-cash expenses associated with the issuance of debt and equity securities and an increase in consulting and outside services. Consulting and outside services were $7,134,115 and $1,456,297 for the years ended December 31, 1997 and 1996, respectively, an increase of $5,677,818 in 1997. In 1997, $4,112,970 of the consulting and outside services was a non-cash expense for the issuance of Common Stock for services associated with potential strategic alliances. Additionally, the Company incurred increased expenses in salaries, rents, legal and accounting fees, and fees paid for outside consulting services.

Due to the lack of revenues and significant research and development and general and administrative expenses, the Company has incurred losses from operations since inception totaling $40,183,963, of which $20,013,406 and $8,288,412 were
incurred in the years ended December 31, 1997 and 1996, respectively.   At
December 31, 1997, the Company had an accumulated deficit of $45,017,746 and stockholders' equity of $2,372,475. The Company anticipates that its investment in ongoing scientific research and development of the ASRT and related artificial intelligence and compression/decompression technologies will continue at present or increased levels for at least the remainder of fiscal 1998.

Net other expense was $1,558,678 for the year ended December 31, 1997, an increase in net expense of $2,017,582 over the previous year. This increase was due primarily to expenses associated with the issuance of convertible debentures and warrants. In addition, the Company has drawn on its line of credit to fund its operations, thereby investing smaller amounts of cash reserves which decreased interest income and increased interest expense.

The Company extinguished debentures in the amount of $2,150,000 and related accrued interest of $28,213 by issuing 108,911 shares of Series B Preferred Stock. In connection with the extinguishment of the debentures and the issuance of Series B Preferred Stock, the Company expensed unamortized prepaid financing costs in the amount of $220,014 as a loss on extinguishment of debt. In connection with this extinguishment, the Company issued a warrant to purchase up to 175,000 shares of Common Stock. The Company recorded the fair value of the warrant of $661,850 as an additional loss on extinguishment of debt.

1996 COMPARED TO 1995

The Company generated no revenues during 1996 and 1995. From October 1, 1993 (date of inception) through December 31, 1996, the Company expended $10,870,999 in research and development relating to its Core Technologies. During the years ended December 31, 1996 and 1995, the Company incurred research and development expenses of $4,758,012 and $2,704,165, respectively, an increase of $2,053,847 in 1996. This increase was due primarily to the addition of research and development personnel, equipment and facilities.

General and administrative expenses were $3,530,400 and $3,553,665, respectively, for the years ended December 31, 1996 and December 31, 1995. General and administrative expenses decreased slightly during these periods primarily due to minimal increases in office employees and related salaries offsetting in part, larger decreases in management fees, legal and accounting fees and consulting services.

Due to the lack of revenues and significant research and development and general and administrative expenses, the Company incurred losses from operations from inception through December 31, 1996 totaling $20,170,557, of which $8,288,412 and $6,257,830 were incurred in the years ended December 31, 1996 and 1995,
respectively.   At December 31, 1996, the Company had an accumulated deficit of
$19,841,807 and stockholders' equity of $6,270,189.

Net other income was $458,904 for the year ended December 31, 1996, an increase of $546,971 over the previous year. This increase was due primarily to earnings on the Company's increased cash reserves. Interest income increased $988,330 from $191,929 for the year ended December 31, 1995 to $1,180,259 for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's current assets exceeded its current liabilities by $678,823 at December 31, 1997 compared to $4,906,520 at December 31, 1996. The current ratio was 1.03 at December 31, 1997, compared to 1.26 at December 31, 1996. Current assets decreased by $2,818,912 to $21,148,689 from December 31, 1996 to December 31, 1997. Current liabilities increased by $1,408,785 to $20,469,866 during the same period. The decrease in working capital from 1996 to 1997 is primarily attributable to the Company's use of its cash reserves to fund increased operating expenses during the year ended December 31, 1997. Total assets were $22,894,566 at December 31, 1997 compared to $25,331,270 at December 31, 1996.

From its inception, the Company's principal source of capital has been private
and other exempt sales of the Company's debt and equity securities.   Private
and other exempt sales of the Company's debt and equity securities resulted in net cash proceeds of $9,058,000 and $11,888,443 for the years ended December 31, 1997 and 1996, respectively.

On June 18, 1997, the Company entered into a Convertible Debenture Purchase Agreement (the "Agreement") whereby an unrelated investment entity agreed to purchase up to an aggregate principal amount of $10,000,000 of the Company's Series B Convertible Debentures. The debentures were due June 18, 2007, bore interest at 5 percent and were convertible into shares of the Company's Common Stock at anytime after issuance at the holder's option. The conversion feature provided for a conversion rate of the lesser of $6.81 or the average of the per share market value for the five trading days immediately preceding the conversion date multiplied by 90 percent for any conversion on or prior to the 120/th/ day after the original issue date and 87.5 percent for any conversion thereafter. On June 18, 1997, the Company received $3,000,000 in proceeds related to the issuance of Series B Convertible Debentures. Using the conversion terms most beneficial to the investor, the Company recorded a prepaid financing cost of approximately $427,900 in connection with the debenture to be amortized as additional interest expense over the 120 day period commencing June 18, 1997. As part of the same transaction, the Company also issued to the investor a warrant to purchase up to 250,000 shares of Common Stock at any time prior to June 18, 2002, at the exercise price of $8.28 per share. The Company recorded the fair value of the warrants, totaling $897,750, as a charge to interest expense. On July 31, 1997 and September 26,1997, $500,000 and $350,000 of the Series B Convertible Debentures were converted into 87,498 and 58,249 shares of Common Stock, respectively.

Effective September 30, 1997, the Company and the Series B Convertible Debenture holders agreed to modify the Agreement. The holder extinguished all then outstanding debentures in the amount of $2,150,000 and related accrued interest of $28,213 for 108,911 shares of Series B Preferred Stock having essentially the same terms as the debentures. In connection with the extinguishment of the Series B Convertible Debentures and the issuance of Series B Preferred Stock, the Company recorded all unamortized prepaid financing costs as a loss on extinguishment of debt. Also in connection with this modification, the Company issued an additional warrant to purchase up to 175,000 shares of Common Stock at any time prior to October 24, 2002, at the exercise price of $7.48 per share.
In connection with the issuance of that warrant, the Company recorded the fair value of the warrant, totaling $661,850, as a loss on extinguishment of debt.

Dividends accrue on the stated value ($20 per share) of Series B Preferred Stock at a rate of 5 percent per year, are payable quarterly in cash or Common Stock, at the option of the Company, and are convertible into shares of the Company's Common Stock at anytime after issuance at the holder's option. In the event of liquidation the holders of the Series B Preferred Stock are entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series B Preferred Stock have no voting rights. The Series B Preferred Stock, together with dividends accrued thereon, may be converted into shares of the Company's Common Stock at the lesser of $6.81 or the average of the per share market value for the five trading days immediately preceding the conversion date multiplied by 90 percent for any conversion on or prior to the 120/th/ day after the original issue date and 87.5 percent for any conversion thereafter. Using the conversion terms most beneficial to the holder, the Company recorded a dividend of $219,614, which represents a discount of 10 percent, which is available to the holder upon issuance. The additional 2.5 percent discount of $68,509 was amortized as a dividend over the remaining days in the 120 vesting period. Prior to the actual issuance of the Series B Preferred Stock in exchange for the outstanding balance under the debenture, the holder converted the balance of $2,150,000 into 431,679 shares of Common Stock.

The Company sold an additional 125,000 shares of Series B Preferred Stock for $2,500,000 less $145,000 in related fees. Using the conversion terms most beneficial to the holder, the Company recorded a dividend of $576,667 which represents a discount of 10 percent, which is available to the holder on or before 120 days subsequent to closing. A 2.5 percent discount of $87,905 is being amortized as a dividend over 120 days. As a condition for issuing convertible Preferred Stock, the holder was granted a put option by SMD, L.L.C. ("SMD"), a company controlled by three shareholders who are officers of fonix. The put option requires SMD to purchase the Series B Preferred Stock from the holder at the holder's option, but only in the event that the Common Stock of the Company is removed from listing on the Nasdaq Small Cap Market or any other national securities exchange. There was no agreement which would have required the Company to reimburse SMD should SMD be required to purchase the Series B Preferred Stock from the holder. In connection with this put option, the Company recorded an expense and a corresponding capital contribution of $125,000. As of December 31, 1997, 97,500 of the Series B Preferred Stock and related dividends had been converted into 355,188 shares of Common Stock. In January 1998, the remaining 27,500 shares of Series B Preferred Stock and related dividends were converted into 193,582 shares of Common Stock and there are no shares of Series B Preferred Stock outstanding.

In September 1997, the Series A Convertible Debenture was converted into 166,667 shares of Series A Preferred Stock. The holder of the Series A Preferred Stock has the same voting rights as Common stockholders, has the right to elect one person to the board of directors and receives a one time preferential dividend of $2.905 per share of Series A Preferred Stock prior to the payment of any dividend on any class or series of stock. At the option of the holder, each share of Series A Preferred Stock is convertible into one share of Common Stock and in the event that the Common Stock price has equaled or exceeded $10 for a fifteen day period, the Series A Preferred Stock shares are automatically converted into Common Stock. In the event of liquidation, the holder is entitled to a liquidating distribution of $36.33 per share and a conversion of Series A Preferred Stock at an amount equal to 1.5 shares of Common Stock for each share of Series A Preferred Stock.

Effective September 30, 1997, the Company entered into an agreement with an unrelated investment entity whereby that entity agreed to purchase 187,500 shares of the Company's Series C Preferred Stock for $3,750,000. The cash purchase price was received in October 1997. Dividends accrue on the stated value of Series C Preferred Stock at a rate of 5 percent per year, are payable quarterly in cash or Common Stock, at the option of the Company, and are convertible into shares of the Company's Common Stock at anytime after issuance at the holder's option. In the event of liquidation the holders of the Series C Preferred Stock are entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series C Preferred Stock have no voting rights. The Series

C Preferred Stock, together with dividends accrued thereon, may be converted into shares of the Company's Common Stock at the lesser of $5.98 or the average of the five lowest closing bid prices for the 15 trading days preceding the date of any conversion notice multiplied by 91 percent for any conversion on or prior to the 120/th/ day after the original issue date, 90 percent for any conversion between 121 and 180 days and 88 percent for any conversion thereafter. Using the conversion terms most beneficial to the holder, the Company recorded a dividend of $1,060,718, which represents a discount of 9 percent, which is available to the holder on or before 120 days subsequent to closing. The additional 3 percent discount of $164,002 is being amortized as a dividend over 180 days. As a condition for issuing convertible Preferred Stock, the Series C Preferred Stockholder was granted a put option by SMD. The put option required SMD to purchase the Series C Preferred Stock from the holder at the holder's option, but only in the event that the Common Stock of the Company is removed from listing on the Nasdaq Small Cap Market or any other national securities exchange or if the trading price of the Company's Common Stock drops below $3.00 per share for two consecutive days. No agreement required the Company to reimburse SMD should SMD have been required to purchase the Preferred Stock from the holder. In connection with this put option, the Company recorded an expense and a corresponding capital contribution of $375,000. Associated with the issuance of the Series C Preferred Stock, the Company issued a warrant to purchase up to 200,000 shares of Common Stock at any time prior to October 24, 2000, at the exercise price of $7.18 per share. The Company recorded the fair market value of the warrant of $600,000 as determined as of October 24, 1997 using the Black-Scholes pricing model. During the year ended December 31, 1997, the Company issued 17,198 shares of Common Stock upon conversion of 2,500 shares of Series C Preferred Stock and related accrued dividends. Subsequent to December 31, 1997, the balance of 185,000 shares of Series C Preferred Stock and related dividends were converted into 1,295,699 shares of the Company's Common Stock and there are presently no shares of Series C Preferred Stock outstanding.

Although the Company has signed its first Statement of Work with Siemens and the Company anticipates that it will enter into additional third party license or licenses or co-development agreements for its ASRT with Siemens and other parties during fiscal year 1998, there can be no assurance that this will occur. Even with the current Siemens agreement in place, the Company's operating expenses remain higher than revenues from operations. Accordingly, the Company expects to incur significant losses at least through the end of fiscal 1998 and until such time as it is able to enter into substantial licensing and co-development agreements and receive substantial revenues from such arrangements, of which there can be no assurance.

The Company has established a relationship with a major regional federally insured financial institution pursuant to which the Company is permitted to borrow against its own funds on deposit with the institution. As of December 31, 1997 and 1996, the Company had funds on deposit of $20,000,000. As of December 31, 1997, the Company owed $18,612,272 to the institution, compared with $16,377,358 the previous year. The weighted average outstanding balance during 1997 and 1996 was $18,861,104 and $11,786,889, respectively. The weighted average interest rate was 5.94 percent and 5.80 percent during 1997 and 1996, respectively. This note is due April 29, 1998 and bore an interest rate of 6.50 percent at December 31,1997. This revolving note is renegotiated quarterly and the Company plans to continue renewing the note indefinitely. The net difference between the rate of interest paid by the institution for the Company's funds on deposit at the institution and the interest rate paid to the Company by the institution is approximately 1 percent. Interest income and expense is payable monthly and the principal amount is payable in full at maturity.

Presently, the Company anticipates that it will need to raise additional funds to be able to satisfy its cash requirements during the next twelve months. The scientific research and development, corporate operations and marketing expenses will continue to require additional capital. In addition, the Company has recently acquired AcuVoice and is actively seeking additional acquisition opportunities. These transactions will require additional capital resources, even if the Company uses its securities in payment of all or part of the purchase price of such acquisitions. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements until such time as the Company is able to enter into additional acceptable third party licensing or co-development arrangements such that it will be able to finance ongoing operations out of
license, royalty and sales revenue.   There can be no assurance that the Company
will be able to enter into such agreements. Furthermore, the issuance of equity securities or other securities which are or may become convertible to the equity securities of the Company in connection with such financing (or in connection with acquisitions) would result in dilution to the stockholders of the Company which could be substantial.

The Company's Core Technologies are designed to be Year 2000 compliant. The Company intends to monitor the efforts of third-party providers whose services are critical to the Company as they become Year 2000 compliant. Management is presently not aware of any Year 2000 issues that have been encountered by any such third-party which could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. providers as they become Year 2000 compliant.

The Company presently has no plans to purchase any new plant or office facilities. The Company is currently planning to lease a larger office facility in the San Jose, California area to house a growing AcuVoice staff and anticipates that it will incur approximately $950,000 in capital expenditures for equipment Company-wide during 1998.

                                    OUTLOOK

CORPORATE OBJECTIVES, TECHNOLOGY VISION AND ACQUISITION STRATEGY

The Company has positioned itself as a developer of "next generation" speech technology. The management team of fonix has assembled leading talents in the speech recognition and speech synthesis arenas. The Board of Directors and management have developed a business strategy that identifies the Company's strengths and objectives, outlines a vision of the next major market opportunity in the computer industry (implementation of speech technologies) and articulates a corporate and technology strategy that includes strategic alliances, collaborative development agreements, strategic acquisitions and, ultimately, marketing a suit of fonix-branded products.

Management believes the strengths of fonix include:

     .    Next generation Core Technologies
     .    Strong Board of Directors and management team
     .    Inclusive, supportive corporate culture

Management believes that these strengths can be used by the Company to provide added access to capital markets, facilitate accomplishment of the objectives of the Company and position the Company as an attractive investment and development partner.

The Company believes that its Core Technologies will be the platform for the next generation of automatic speech technology and products. Most speech recognition products offered by other companies are based on technologies such as HMMs, that are largely in the public domain and represent nothing particularly "new" or creative. The fonix Core Technologies are based on proprietary, patented technology. The Company will continue to seek patent protection of the Core Technologies and will seek to add, through acquisitions, such as the AcuVoice merger, products and technologies that are either patented or unique in the marketplace. Management believes this strategy will set the Company's advanced speech products apart from the competition.

The Company is determined to become a multi-market, multi-product enterprise offering advanced speech and human-computer interface technologies for business, consumer and service applications. Advance human-computer interface technologies and multi-modal systems include:

     .    speech recognition and synthesis
     .    speaker identification
     .    pen and touch screen input
     .    haptic (manual) input and output
     .    facial and gesture input and output

Anticipated products incorporating such advanced multi-modal human computer interface technology include the following:

     .    PC's and cellular phones

     .    automotive and home environment speech controls
     . automated information and transaction kiosks and telephone systems with natural dialogue and gesture controls

This next generation technology presents important product and service opportunities for companies like fonix in a variety of industry segments, including:

     .    semiconductors
     .    telecommunications
     .    computers
     .    software
     .    consumer electronics
     .    entertainment

fonix is a technology company. Since its inception, the Company has focused on the development of its Core Technologies and related complimentary technologies. The Company will pursue the development and acquisition of advanced speech and computer-interface technologies that will enhance or may be enhanced by its own Core Technologies. fonix will pursue this development through strategic alliances, such as the Siemens agreement in the telecommunications industry, and through collaborative research arrangements such as its agreement with OGI.

Acquisition targets will (i) have technologies that are complementary to the Core Technologies, (ii) offer existing products and marketing strengths that provide immediate revenues to the Company, (iii) open new marketing channels for existing technologies or products of the Company, (iv) provide new product vehicles for the Core Technologies and (v) possess vertical market applications expertise that can be leveraged by the Company in further product development and marketing opportunities. The Company has observed that there are numerous small "boutique" speech technology vendors. An alliance with or acquisition of such vendors by the Company can offer these small companies greater access to human and financial resources which, it is hoped, will lead to greater market share, improved product development and support, and creation of additional applications. The Company believes that the ideal candidates will be involved in one or more of these categories:

     . Core speech and language technology, which would include companies with speech products or technology involving text-to-speech, multiple languages, natural language processing, translation, speaker identification, and microphone design.

     . Speech products and applications, such as interactive natural dialogue systems, telephone systems, large vocabulary medical, legal systems, compression, and chip-based systems.

     . Other computer interface technologies, such as pen input and handwriting recognition, haptic (manual) input and output, face and gesture recognition, pentop and wearable computers.

As the Company proceeds to implement its strategy and to reach its objectives, it anticipates realizing several benefits for itself and for its shareholders. In 1998, the Company will, for the first time in its history, begin to realize recurring revenues. In addition, the Company expects further development of complementary technologies, added product and applications development expertise, access to market channels, leverage of strategic alliances, increased access to capital markets, and additional opportunities for strategic alliances in other industry segments.

The strategy described above is not without risk, and shareholders and others interested in the Company and its Common Stock should carefully consider the risks contained elsewhere in this Report.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Outlook," including statements concerning (i) the Company's strategy, (ii) the Company's expansion plans, (iii) the market for the Company's technology, products and services, (iv) the effects of future government regulation of the Company's products, (v) the development and launch of new products and the results of research and development efforts, and (vi) the growth of the Company's business, contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not necessarily limited to, those discussed under the heading "Certain Significant Risk Factors," elsewhere in this Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Financial Statements:

      Reports of Independent Public Accountants                                                          F-2

      Consolidated Balance Sheets as of December 31, 1997 and 1996                                       F-5

      Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996
           and 1995 and for the Period from October 1, 1993 (Date of Inception) to December 31, 1997     F-6

      Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996
           and 1995 and for the Period from October 1, 1993 (Date of Inception) to December 31, 1997     F-7

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996
           and 1995 and for the Period from October 1, 1993 (Date of Inception) to December 31, 1997    F-10

      Notes to Consolidated Financial Statements                                                        F-12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Subsequent to the year ended December 31, 1997, in February 1998, the Company appointed Arthur Andersen LLP ("Andersen") to replace Deloitte & Touche LLP ("Deloitte") as independent auditors of the Company for the fiscal year ended December 31, 1997. Deloitte resigned as the Company's independent auditors on February 23, 1998.

The report of Deloitte on the Company's consolidated financial statements for the year ended December 31, 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle, except that Deloitte's report on the consolidated financial statements for the year ended December 31, 1996 included an explanatory paragraph with respect to the Company being in the development stage and its having suffered recurring losses which raise substantial doubt about its ability to continue as a going concern.

The decision to engage Andersen as the Company's independent auditors was approved by the Company's board of directors.

In connection with the audit for the year ended December 31, 1996, and through February 23, 1998, the Company has had no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Deloitte would have caused it to make reference thereto in its report on the consolidated financial statements for such year.

During the year ended December 31, 1996, and through February 23, 1998, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-
K).

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information concerning the executive officers and directors of the Company as of April 8, 1998:

Name                          Age          Position
----                          ---          --------

Stephen M. Studdert            49          Chairman and CEO
Thomas A. Murdock              53          Director, President and Chief Operating Officer
Roger D. Dudley                45          Director, Executive Vice President, Corporate Finance
John A. Oberteuffer, Ph.D.     57          Director, Vice President, Technology
Douglas L. Rex                 52          Vice President, Chief Financial Officer and Treasurer
Alan C. Ashton, Ph.D.          54          Director
Joseph Verner Reed             61          Director
James B. Hayes                 58          Director
Rick D. Nydegger               49          Director
Reginald K. Brack              60          Director

All directors hold office until the next annual meeting of the stockholders of the Company or until their successors have been elected and qualified. The officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

     STEPHEN M. STUDDERT, Chairman, Chief Executive Officer. Mr. Studdert, 49, is a co-founder of the Company and has been Chairman since the merger of Phonic Technologies, Inc. ("PTI") and the Company in June 1994, and has been the Company's Chief Executive Officer since May 1996. He also is the Chairman of the Board of Directors of K.L.S. Enviro Resources, Inc. ("KLSE"), a company with a class of securities registered under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Since 1992, Mr. Studdert has been Chairman of Studdert Companies Corp. ("SCC"), an international investment management company that is owned and controlled by three individuals who each are executive officers and directors of the Company. He served as a White House advisor to U.S. Presidents Bush, Reagan and Ford. Mr. Studdert has served as a member of the President's Export Council and the Foreign Trade Practices Subcommittee, and he is a director and former chairman of the Federal Home Loan Bank of Seattle.

     THOMAS A. MURDOCK, President, Chief Operating Officer and Director. Mr. Murdock, 53, is a co-founder and has served as an executive officer and member of the Company's Board of Directors since June 1994. Mr. Murdock also has served as President of SCC since 1992 and Assistant to the Chairman and Director of Synergetics, Inc., a research company located in Utah that formerly has provided research and development services in connection with the Company's automatic computer voice recognition and related technologies. For much of his career, Mr. Murdock has been a commercial banker and a senior corporate executive with significant international emphasis and experience. Mr. Murdock also serves as a director of KLSE.

     ROGER D. DUDLEY, Executive Vice President, Corporate Finance, and Director. Mr. Dudley, 45, is a co-founder and has served as an executive officer and member of the Company's Board of Directors since June 1994. Mr. Dudley is also executive vice president of SCC, a position he has held since 1993. After several years at IBM in marketing and sales, he began his career in the investment banking and asset management industry. He has extensive experience in real estate asset management and in project development. He also serves as an executive officer of an entity which manages a foreign investment fund. He is also a director of KLSE.

     JOHN A. OBERTEUFFER, Ph.D., Vice President Technology and Director. Dr. Oberteuffer, 57, has been a Director of the Company since March 1997 and Vice President Technology since January 1998. He is also the founder and president of Voice Information Associates, Inc. ("VIA"). VIA is a consulting group providing strategic technical, market evaluation, product development and corporate information to the automatic speech recognition industry. In addition, VIA publishes the monthly newsletter, ASRNews. Dr. Oberteuffer also is executive director of the American Voice Input/Output Society ("AVIOS").
     He was formerly vice president, personal computer systems, of Voice Processing Corp. (now merged with Voice Control Systems, Inc.), and also was founder and CEO of Iris Graphics, which was acquired by Seitex Corp. Dr. Oberteuffer received his bachelor's and master's degrees from Williams College, and his Ph.D. in Physics from Northwestern University, and he was a member of the research staff at Massachusetts Institute of Technology for five years.

     DOUGLAS L. REX has served as the Chief Financial Officer of the Company since May 1997. For the past seven years Mr. Rex has been President of Tebbs & Smith P.C., a business consulting, tax planning, accounting and auditing firm. Mr. Rex is a member of the American Institute of Certified Public Accountants (AICPA) and the Utah Association of Certified Public Accountants (UACPA). Mr. Rex is also the Chief Financial Officer of KLSE. Mr. Rex is also a Vice President and the CFO of SCC.

     ALAN C. ASHTON, Ph.D., Director. Dr. Ashton, 54, has served on the Company's Board of Directors since October 23, 1995. He conducted research and taught computer science for more than 16 years before launching his own word-processing computer software company, WordPerfect Corporation, where he also served as an executive officer and director. WordPerfect employed more than 4,000 employees worldwide and realized annual revenues of more than $700 million before being acquired by Novell, Inc. in 1994. Dr. Ashton served as a director Novell from 1994 until 1996. He presently serves on the board of directors of Geneva Steel and SkyMall, Inc. Novell, Geneva Steel and SkyMall each have a class of securities registered under
     Section 12 of the Exchange Act. Dr. Ashton also currently serves on the governing board of Utah Valley State College.

     JOSEPH VERNER REED, Director. Ambassador Reed, 61, has served as a director of the Company since June 1994. He is President of the Secretariat and was Under Secretary General of the United Nations in New York. Following a career as a senior advisor to the Chairman of the Chase Manhattan Bank, Ambassador Reed received several Presidential appointments in the United States diplomatic service, including that of United States Ambassador to Morocco, United States Ambassador to the United Nations, and Chief of Protocol of the United States. He has extensive corporate experience and holds honorary doctorates from several universities. Since December 31, 1996, Ambassador Reed also has served as a director of KLSE, a company with a class of securities registered under Section 12 of the Exchange Act.

     JAMES B. HAYES, Director. Mr. Hayes, 58, is the former Publisher of FORTUNE, one of America's most prestigious business publications, and a former Vice President of Time, Inc. He joined Time, Inc. in 1959 and held various positions including Publisher of Discover. In July 1995, he was appointed President and Chief Executive Officer of Junior Achievement, Inc., a position he continues to occupy. He was one of 15 U.S. business executives selected for a Presidential Mission to the former Soviet Union to discuss business development and economic cooperation. He presently is Chairman of Moorehouse School of Medicine. Mr. Hayes has served on the Company's Board of Directors since June 1994.

     RICK D. NYDEGGER, Director. Mr. Nydegger, 49, is a patent and trademark attorney. Mr. Nydegger was a founder and, during the past five years, has been a shareholder and director of the law firm Workman, Nydegger & Seeley in Salt Lake City, Utah, a firm specializing in patent, trademark, copyright, trade secret, unfair competition, licensing and intellectual property matters. Mr. Nydegger received his law degree from the J. Reuben Clark Law School (cum laude, 1974) in Provo, Utah. He has published numerous articles in trade journals and law reviews on the subject of computer law and intellectual property. Mr. Nydegger is registered to practice before the U.S. Patent and Trademark Office and has been admitted to practice before the U.S. Court of Appeals in the Federal Circuit and the Fifth and Tenth Circuits, as well as the U.S. Supreme Court. Mr. Nydegger has been a member of the Company's Board of Directors since December 1996. He also joined the Board of Directors of KLSE in December 1996.

     REGINALD K. BRACK, Director. Mr. Brack, 60, was named to the Board of Directors in September 1997. He is the chairman emeritus of Time Inc., serving as the CEO of Time Inc. from 1986 until 1994 and as chairman of the board until 1997. Time Inc., a wholly owned subsidiary of Time Warner Inc., is the world's largest book and magazine publishing company and the fastest growing on-line media entity.

                     SIGNIFICANT EMPLOYEES AND CONSULTANTS

In addition to the officers and directors identified above, the Company expects the following individuals (listed in alphabetical order) to make significant contributions to the Company's business.

     CARL HAL HANSEN. Mr. Hansen, 47, is Senior Project Engineer for the Company's automatic speech recognition technologies ("ASRT"), and Chairman and CEO of Synergetics. Mr. Hansen holds a degree in Electronics from the Utah Trade Technical Institute of Provo, Utah. For approximately fourteen years, Mr. Hansen was employed by Signetics, Inc. in various capacities, including Test Equipment Engineer, Characterization Engineer, Product Engineer, and as an Electronic Specialist. He was involved in the design, fabrication and release of layout design for PC boards and interfaces. In 1991, Mr. Hansen founded Synergetics, where he continues to have direct leadership with respect to new product development and engineering. Since March 13, 1997, he has been a full-time consultant to the Company.

     CAROLINE HENTON, Ph.D. Dr. Henton, 43, is Vice President and Strategic Technology Adviser of the Company since February 1998. Dr. Henton received a masters degree in General Linguistics and a Doctorate in Acoustic Phonetics from the University of Oxford. After an academic career in the UK and California, she joined Apple Computer, Inc. to produce the high quality synthetic speech available on all Apple platforms. For the past five years, Dr. Henton has been Director of Language Development for Voice Processing Corp. (Cambridge, MA) and Director of Linguistic Development for the DECtalk speech synthesizer produced by Digital Equipment Corp. She has also acted as a consultant in speech synthesis, linguistics, localization, speech interface design and as a voice talent for Sun Microsystems, Inc., Claris Corp., Digital Sound Corp., Lexicon naming Inc., Interval Research Inc., Apple Computer, General Magic, Inc., and Digital Equipment Corp.

     TONY R. MARTINEZ, Ph.D. Dr. Martinez, 38, is senior consulting scientist for the Company's neural network development. He received his Ph.D. in computer science at UCLA in 1986. He is an associate professor of Computer Science at Brigham Young University and currently heads up the Neural Network and Machine Learning Laboratory in the BYU Ph.D./MS program. His main research is in neural networks, machine learning, ASOCS, connectionist systems, massively parallel algorithms and architectures, and non-von Neuman computing methods. He is associate editor of the Journal of Artificial Neural Networks.

     R. BRIAN MONCUR. Mr. Moncur, 39, was employed by Synergetics from 1992 to March 13, 1997, when he became a full-time employee of the Company. He graduated from Brigham Young University with a Bachelor of Science degree in chemical engineering. Before his employment with Synergetics, Mr. Moncur was employed by Signetics, Inc. and Mentorgraphics, where he was a Senior Process Engineer and Software Development Engineer.

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

     E. DAVID BARTON. Mr. Barton was a founder of AcuVoice and continues to serve as its Chief Executive Officer. Before founding AcuVoice in 1985, Mr. Barton was the founder and Chief Executive Officer of Bartco International, Inc., a Texas corporation from 1976 to 1985. Since 1959, Mr. Barton has held a number of executive positions with companies doing business in the U.S. and abroad. He holds a BA in Psychology and an MA in Psychology and Language from the Catholic University of America, an MA in Japanese Language, History and Culture from the Institute of Oriental Languages in Tokyo, Japan, and an MS (with credits in Linguistics, Phonology and Semantics) from the University of New York.

None of the executive officers or directors of the Company are related to any other officer or director of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid to the Company's Chief Executive Officer and the Company's other executive officers whose annual compensation exceeded $100,000 during the last fiscal year (other than the Chief Executive Officer), collectively the "Named Executive Officers":

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION          LONG-TERM COMPENSATION
                               -------------------          ----------------------

                                                                    AWARDS
-----------------------------------------------------------------------------------

                                                                         SECURITIES
                                                              OTHER      UNDERLYING
                                                              ANNUAL     OPTIONS/
NAME AND PRINCIPAL POSITION    YEAR (1)      SALARY           BONUS      SARS(#)
---------------------------    -------      --------        ---------    ----------
Stephen M. Studdert              1995        -- /(2)/       -- /(2)/             0
CEO (4/96-Present)               1996       $ 131,539       -- /(2)/       400,000
                                 1997       $ 305,385       -- /(2)/       400,000

Thomas A. Murdock                1995        -- /(2)/       -- /(2)/             0
CEO (6/94 to 4/96)               1996       $ 131,539       -- /(2)/       400,000
President, COO                   1997       $ 305,385       -- /(2)/       400,000

Roger D. Dudley                  1995        -- /(2)/       -- /(2)/             0
Exec. VP                         1996       $ 131,539       -- /(2)/       400,000
                                 1997       $ 305,385       -- /(2)/       400,000

---------------------------

     (1) All options granted to named executive officers during fiscal 1996 were granted under the Company's 1996 Director's Stock Option Plan as compensation for their service on the Company's Board of Directors [See Director Compensation, below]. All options granted in 1997 were granted pursuant to the Company's 1997 Stock Option Plan.

     (2) During fiscal 1995 and part of 1996, these executive officers were not compensated directly by the Company. During those periods, any compensation received by the Named Executive Officers for any services rendered by them to the Company was paid by SCC, an entity owned and controlled by the Named Executive Officers. [See, "Certain Relationships and Related Transactions."] Although the Company makes no representation about the compensation arrangements between SCC and its employees, including the Named Executive Officers, the total compensation paid by the Company to SCC during such periods is as follows:

                                       Management Fee   Management Fee
                     Year                 (Cash)           (Stock)
                     ----              --------------   --------------

                     1995                 $111,339        3,699,900 *
                     1996                 $120,000               --

          The management services contract between the Company and SCC obligated the Company to pay SCC a monthly management fee of $50,000, which amounts were invoiced monthly by SCC but often accrued due to the Company's cash flow constraints. By July 1995, the Company owed SCC approximately $1,417,000 of accrued but unpaid management fees. On November 16, 1994, the

          Company's Board of Directors approved the issuance of warrants (the "SCC Warrants") to purchase up to 3,700,000 shares of the Company's Common Stock to SCC. The authorized purchase price of the SCC Warrants was $.033 per share, and the authorized exercise price for each share of Common Stock underlying the SCC Warrants was $.35. The Board of Directors' resolution authorizing the issuance of the SCC Warrants specified that the purchase price for the SCC Warrants and the exercise price for shares of Common Stock underlying the SCC Warrants could be satisfied by canceling invoices for services previously rendered to the Company under the Consulting Agreement or by cash payment. On July 31, 1995, the Company issued and SCC purchased the SCC Warrants. The purchase price of the SCC Warrants was $.033 per share of Common Stock underlying the SCC Warrants, or an aggregate of $122,100. On August 11, 1995, SCC exercised the SCC Warrants at an exercise price of $.35 per share of Common Stock underlying the SCC Warrants. Both the $122,100 purchase price and the $1,295,000 aggregate exercise price for the SCC Warrants were satisfied by the cancellation of amounts invoiced to the Company by SCC pursuant to the SCC Agreement during the fiscal year ended December 31, 1994 and the period between January 1, 1995 and August 11, 1995. Such cancellation was accomplished on a dollar-for-dollar basis. The total dollar value of the transaction subsequently was adjusted upward and expensed as compensation paid by the Company in the amount of $3,699,900. [See, "Certain Relationships and Related Transactions."]

          The Company presently has executive employment agreements with each of the Named Executive Officers. The material terms of each executive employment agreement with each executive officer are identical and are as follows: The term of each employment contract is from November 1, 1996 through December 31, 2001. Annual base compensation for each executive for the first three years of such term is $250,000 from November 1, 1996 through December 31, 1996; $325,000 from January 1, 1997 through December 31, 1997; and $425,000 from January 1, 1998 through December 31, 1999. The annual base compensation for the final two years of the employment agreement is $550,000 from January 1, 2000 through December 31, 2000; and $750,000 from January 1, 2001 through December 31, 2001. However, for these final two contract years, annual base compensation and the performance-based incentive compensation will be subject to review by the Company's Board of Directors based upon either or both of the market price of the Company's Common Stock and profits derived by the Company from annual revenues from operations. In addition, each executive officer is entitled to annual performance-based incentive compensation payable on or before December 31 of each calendar year during the contract term. During the first three years of the contract term, the performance-based incentive compensation is determined with relation to the market price of the Company's Common Stock, adjusted for stock dividends and splits. If the price of the Company's Common Stock maintains an average price equal to or greater than the level set forth below over a period of any three consecutive months during the calendar year, the performance-based incentive compensation will be paid in the corresponding percentage amount of annual base salary for each year as follows:

          Quarterly Average Stock Price          Percentage Bonus
          -----------------------------          ----------------

                    $10.00                              30%
                    $12.50                              35%
                    $15.00                              40%
                    $20.00                              45%
                    $25.00+                             50%

          Each such executive officer also is entitled to customary insurance benefits, office and support staff and the use of an automobile. In addition, if any executive is terminated without cause during the contract term then all salary then and thereafter due and owing under the executive employment agreement shall, at the executive's option, be immediately paid in a lump sum payment to the executive officer and all stock options, warrants and other similar rights granted by the Company and then vested or earned shall be immediately granted to the executive officer without restriction or limitation of any kind. Further, the Board of Directors authorized the payment of a cash bonus to SCC in an amount sufficient to pay all personal state and federal income taxes on the 3.7 million shares purchased by SCC on August 11, 1995 and on the bonus amount. The amounts allocated for this bonus was $2.5 million, of which $2,102,585 had been paid out as of December 31, 1997.

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

                       OPTION GRANTS IN FISCAL YEAR 1997

                                                                                          POTENTIAL REALIZABLE
                                                                                            VALUE AT ASSUMED
                                                                                             ANNUAL RATES OF
                              INDIVIDUAL GRANTS                                        APPRECIATION FOR OPTION TERM
--------------------------------------------------------------------------------       ----------------------------
(a)                        (b)             (c)             (d)           (e)               (f)             (g)
                        NUMBER OF
                        SECURITIES      % OF TOTAL
                        UNDERLYING       OPTIONS         EXERCISE
                         OPTIONS        GRANTED TO       OR BASE
                         GRANTED         EMPLOYEES        PRICE      EXPIRATION
NAME                       (#)        IN FISCAL YEAR    ($/SHARE)      DATE              5%  ($)         10%  ($)
-------------------    ------------  ----------------  -----------  -------------       ---------       ----------

Stephen M. Studdert       200,000          4.2%           $6.00      10/28/2007          $60,000         $120,000

Thomas A. Murdock         200,000          4.2%           $6.00      10/28/2007          $60,000         $120,000

Roger D. Dudley           200,000          4.2%           $6.00      10/28/2007          $60,000         $120,000

No options were exercised by the Named Executive Officers during the fiscal year and no options held by them were in the money as of December 31, 1997.

       BOARD OF DIRECTORS MEETINGS, COMMITTEES AND DIRECTOR COMPENSATION

The Company's Board of Directors took action at 7 duly noticed meetings of the Board during 1997. Each director attended (in person or telephonically) at least 75% of the meetings of the Company's Board of Directors except for Messrs. Hayes and Reed, who attended or otherwise participated in 5 of the 7 meetings. During 1997, the Company's Board of Directors had the following committees: 1996 Directors' Stock Option Plan Committee, comprised of Messrs. Ashton, Reed and Studdert; 1997 Stock and Incentive Plan Committee, comprised of Messrs Nydegger and Reed, Audit Committee, comprised of Messrs. Hayes, Reed and Dudley, and Compensation Committee, comprised of Messrs. Studdert, Reed, Ashton and Nydegger. These standing committees conducted meetings in conjunction with meetings of the full Board of Directors.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Preliminary Note: Notwithstanding anything to the contrary set forth in any of the previous filings made by the Company under the Securities Act or the 1934 Act that might incorporate future filings, including, but not limited to, this Annual Report on Form 10-K, in whole or in part, the following Executive Compensation Report and the performance graph appearing herein shall not be deemed to be incorporated by reference into any such future filings.

This Executive Compensation Report discusses the Company's executive compensation policies and the basis for the compensation paid to the Named Executive Officers, including its Chief Executive Officer, Stephen M. Studdert, during the year ended December 31, 1997.

Compensation Policy. The Committee's policy with respect to executive compensation has been designed to:

          . Adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to the Company and in a manner that is commensurate with compensation paid by companies of comparable size or within the Company's industry;

          . Reward executive officers for the achievement of short-term operating goals and for the enhancement of the long-term value of the Company; and

          . Align the interests of the executive officers with those of the Company's shareholders with respect to short-term operating goals and long-term increases in the price of the Company's Common Stock.

The components of compensation paid to executive officers consist of: (a) base salary, (b) incentive compensation in the form of annual bonus payments and stock options awarded by the Company under the Company's Stock Incentive Plans and (c) certain other benefits provided to the Company's executive officers.
The Company's Compensation Committee is responsible for reviewing and approving cash compensation paid by the Company to its executive officers and members of the Company's senior management team, including annual bonuses and stock options awarded under the Company's Stock Incentive Plans, selecting the individuals who will be awarded bonuses and stock options under the Stock Incentive Plans, and for determining the timing, pricing and amount of all stock options granted thereunder, each within the terms of the Company's Stock Incentive Plans.

The Company's executive compensation program historically has emphasized the use of incentive-based compensation to reward the Company's executive officers and members of senior management for the achievement of goals established by the Board of Directors. The Company uses stock options to provide an incentive for a substantial number of its officers and employees, including selected members of management, and to reward such officers and employees for achieving goals that have been established for the Company. The Company believes its incentive compensation plan rewards management when the Company and its shareholders have benefitted from achieving the Company's goals and targeted research and development objectives, all of which the Compensation Committee feels will dictate, in large part, the Company's future operating results. The Compensation Committee believes that its policy of compensating officers and employees with incentive-based compensation fairly and adequately compensates those individuals in relation to their responsibilities, capabilities and contribution to the Company, and in a manner that is commensurate with compensation paid by companies of comparable size or within the Company's industry.

Components of Compensation. The primary components of compensation paid by the Company to its executive officers and senior management personnel, and the relationship of such components of compensation to the Company's performance, are discussed below:

          . Base Salary. The Compensation Committee periodically reviews and approves the base salary paid by the Company to its executive officers and members of the senior management team. Adjustments to base salaries are determined based upon a number of factors, including the Company's performance (to the extent such performance can fairly be attributed or related to each executive's performance), as well as the nature of each executive's responsibilities, capabilities and contributions. In addition, the Compensation Committee periodically reviews the base salaries of its senior management personnel in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for the Company's executive officers have historically been reasonable in relation to the Company's size and performance in comparison with the compensation paid by similarly sized companies or companies within the Company's industry.

          . Incentive Compensation. As discussed above, a substantial portion of each executive officer's compensation package is in the form of incentive compensation designed to reward the achievement of short-term operating goals and long-term increases in shareholder value. The Company's Stock Incentive Plans allow the Board of Directors or the Compensation

               Committee to grant stock options to executive officers and employees for the purchase of shares of the Company's Common Stock. Under the terms of the Stock Incentive Plans, the Board of Directors and the Compensation Committee have authority, within the terms of the Stock Incentive Plans, to select the executive officers and employees who will be granted stock options and to determine the timing, pricing and number of stock options to be awarded. The Compensation Committee believes that the stock options granted under the Stock Incentive Plans reward executive officers only to the extent that shareholders have benefitted from increases in the value of the Company's Common Stock.

          . Other Benefits. The Company maintains certain other plans and arrangements for the benefit of its executive officers and members of senior management. The Company believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the Company's industry.

Compensation of the Chief Executive Officer. As described elsewhere in this Report, the Company has entered into executive employment agreements with Messrs. Studdert, Murdock and Dudley. The material terms of each executive employment agreement with each executive officer are identical and are described above. The Compensation Committee believes that the monthly compensation under such contracts adequately and fairly compensates these executive officers in relation to their respective responsibilities, capabilities, contributions and dedication to the Company and secures for the Company the benefit of their leadership, management and financial skills and capabilities. Moreover, the Compensation Committee believes that the salary and other benefits are reasonable in relation to the responsibilities, capabilities, contributions and dedication of these men to the Company and are warranted to keep them in line with the compensation earned by chief executive officers employed by companies of comparable size or within the Company's industry.

Conclusion. The Compensation Committee believes that the concepts discussed above further the shareholders' interests because a significant part of executive compensation is based upon the Company achieving its research and development goals and other specific goals set by the Board of Directors. At the same time, the Compensation Committee believes that the program encourages responsible management of the Company in the short-term. The Compensation Committee regularly considers plan design so that the total program is as effective as possible in furthering shareholder interests.

The Compensation Committee bases its review on the experience of its own members, on information requested from management personnel, and on discussions with and information compiled by various independent consultants retained by the Company.

                              Respectfully submitted,

                              Compensation Committee:

                              Stephen M. Studdert
                              Joseph Verner Reed
                              Alan C. Ashton
                              Rick D. Nydegger

                           COMPENSATION OF DIRECTORS

Prior to April 1996, the Company's directors received no compensation for their service as such, although the Company historically has reimbursed its directors for actual expenses incurred in traveling to and participating in director's meetings, and the Company intends to continue that policy for the foreseeable future. On April 30, 1996, the Company's board of directors adopted, and the Company's shareholders subsequently approved, the Company's 1996 Directors' Stock Option Plan (the "Directors Plan"). Under the Directors Plan, members of the Board as constituted on the date of adoption received options to purchase 200,000 shares of the Company's Common Stock for each year (or any portion thereof consisting of at least six months) during which such persons had served on the board for each of fiscal years 1994 and 1995 and were granted 200,000 for each of fiscal 1996 and 1997 which options vest after completion of at least six
months' service on the Board during those fiscal years.   Such options have
terms of 10 years.

Thus, under the Directors Plan, during the fiscal year ended
December 31, 1997, the Company granted stock options to members of the Board as follows:

           STOCK OPTIONS GRANTED TO DIRECTORS DURING FISCAL YEAR 1997

                       SHARES       DATE      EXERCISE         SHARES VESTED
NAME                   GRANTED (#)  GRANTED   PRICE PER SHARE    AT FY-END
----                   -----------  --------  ---------------  -------------

Stephen M. Studdert    200,000      10/28/97  $6.00               600,000
Alan C. Ashton         200,000      10/28/97  $6.00               200,000
Joseph Verner Reed     200,000      10/28/97  $6.00               600,000
James B. Hayes         200,000      10/28/97  $6.00               600,000
Rick D. Nydegger       200,000       3/13/97  $7.13               200,000
                       200,000      10/28/97  $6.00                     0
Reginald K. Brack      200,000      10/28/97  $6.00                     0
Thomas A. Murdock      200,000      10/28/97  $6.00               600,000
Roger D. Dudley        200,000      10/28/97  $6.00               600,000

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on its review of the copies of such forms furnished to the Company during the fiscal year ended December 31, 1997, the Company is aware of the following untimely filings: the grant of the options to each director in October 1997 was reported on a Form 5 which was filed after the 45/th/ day following the fiscal year end. However, the Company believes that all other transactions required to be reported under
Section 16(a) of the Securities Exchange Act were reported on timely filed reports by the affected individuals.

                            STOCK PERFORMANCE GRAPH

The following graph compares the yearly cumulative total returns from the Company's Common Stock during the five fiscal year period ended December 31, 1997, with the cumulative total return on the Media General Index and the Standard Industrial Classification (SIC) Code Index for that same period. The comparison assumes $100 was invested on January 1, 1993 in the Company's Common Stock and in the Common Stock of the companies in the referenced Indexes and further assumes reinvestments of dividends.

                       [PERFORMANCE GRAPH APPEARS HERE]

                   COMPARISON OF FIVE YEAR CUMULATIVE RETURN
        AMONG FONIX CORPORATION, MEDIA GENERAL INDEX AND SIC CODE INDEX

                                              Media
Measurement period                 fonix     General     SIC Code
(Fiscal Year Covered)           Corporation   Index       Index
---------------------           -----------  --------    --------
Measurement PT -
12/1992                         $100.00      $100.00     $100.00

FYE 12/1993                     $102.67      $119.95     $124.40
FYE 12/1994                     $ 93.99      $125.94     $ 82.68
FYE 12/1995                     $222.72      $163.35     $ 75.34
FYE 12/1996                     $495.88      $202.99     $ 78.19
FYE 12/1997                     $174.00      $248.30     $104.53

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 31, 1998, the number of shares of Common Stock of the Company beneficially owned by all persons known to be holders of more than 5 percent of the Company's Common Stock and by the Executive Officers and Directors of the Company individually and as a group. Unless indicated otherwise, the address of the shareholder is the Company's offices, 60 East South Temple Street, Suite 1225, Salt Lake City, Utah 84111.

                                                             NUMBER OF
                                                              SHARES
NAME AND ADDRESS OF 5% BENEFICIAL OWNERS,                  BENEFICIALLY        PERCENT OF
EXECUTIVE OFFICERS AND DIRECTORS                               OWNED           CLASS/(1)/
-----------------------------------------                ------------------    ----------
     Thomas A. Murdock                                   26,947,981/(2)/          51.2%
     President, COO and Director

     Alan C. Ashton, Director                            12,329,167/(3)(4)/       23.7%
     c/o Beesmark Investments, L.C.
     261 East 1200 South
     Orem, Utah 84097

     Beesmark Investments, L.C.                          11,729,167/(4)/          22.8%
     5% Beneficial Owner
     261 East 1200 South
     Orem, Utah  84097

     Roger D. Dudley, Executive Vice President            8,329,596/(5)/          15.9%
     and Director

     Stephen M. Studdert, Chairman of the Board           8,329,296/(6)/          15.9%
     Chief Executive Officer

     Studdert Companies Corp.                             3,700,000/(7)/           7.2%
     5% Beneficial Owner

     Joseph Verner Reed, Director                         1,020,000/(8)/           2.0%
     73 Sterling Road
     Greenwich, Connecticut 06831

     James B. Hayes, Director                             1,020,000/(8)/           2.0%
     One Education Way
     Colorado Springs, Colorado 80906

     Rick D. Nydegger, Director                             400,000                1.0%
     10217 North Oak Creek Lane
     Highland, Utah 84003

     John A. Oberteuffer, Ph.D.                             180,000                *
     Voice Information Associates, Inc.
     14 Glen Road South
     Lexington, Massachusetts 02173

     Reginald K. Brack, Director                            226,500/(9)/           *

     Douglas L. Rex, Chief Financial Officer                205,300/(10)/          *

     Officers and Directors as a Group (10 persons)      33,086,587               56.4%
---------------

     [Footnotes on following page.]

     * Less than 1 percent.

     /(1)/ Percentages rounded to nearest 1/10th of one percent. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of the Company's Common Stock listed for each such person in the table.

     /(2)/ Includes 25,657,749 shares of Common Stock deposited in a voting trust (the "Voting Trust") as to which Mr. Murdock is the sole trustee. Persons who have deposited their shares of the Company's Common Stock into the Voting Trust have dividend and liquidation rights in proportion to the number of shares of the Company's Common Stock they have deposited in the Voting Trust, but have no voting rights with respect to such shares. All voting rights associated with the shares deposited into the Voting Trust are exercisable solely and exclusively by the Trustee of the Voting Trust. The Voting Trust expires, unless extended according to its terms, on the earlier of September 30, 1999 or any of the following events: (i) the Trustee terminates it; (ii) the participating shareholders unanimously terminate it; or (iii) the Company is dissolved or liquidated. Although as the sole trustee of the Voting Trust Mr. Murdock exercises the voting rights of all of the shares deposited into the Voting Trust, and accordingly has listed all shares in the Table above, he has no economic or pecuniary interest in any of the shares deposited into the Voting Trust except 3,465,083 shares as to which he directly owns the economic interest, 3,700,000 shares the economic rights as to which are owned by SCC, of which Mr. Murdock is a 1/3 equity owner and 11,400 shares the economic rights as to which are owned by a limited liability company of which Mr. Murdock is a 1/3 equity owner. Also includes 2,813 shares owned directly by Mr. Murdock, 140,232 shares (including shares issuable upon the exercise of options) beneficially owned by members of Mr. Murdock's immediate family and 1,150,000 shares of Common Stock underlying stock options exercisable presently or within 60 days.

     /(3)/ Includes all Common Stock beneficially owned by Beesmark Investments, L.C. ("Beesmark") but only to the extent that Dr. Ashton is one of two managers of Beesmark, and, as such, is deemed to share investment power with respect to shares beneficially owned by Beesmark. Also includes 600,000 shares of Common Stock underlying stock options exercisable by Dr. Ashton presently or within 60 days.

     /(4)/ Beesmark's beneficial ownership includes 166,667 shares of Common Stock presently issuable upon the conversion of shares of Series A Preferred Stock. All shares are deposited into the Voting Trust. The managers of Beesmark are Alan C. Ashton and Karen Ashton. As managers of Beesmark, they each are deemed to share voting control over shares beneficially owned by Beesmark. Mrs. Ashton beneficially owns no shares other those deemed to be owned by her as a control person of Beesmark, and consequently her beneficial ownership is not separately reported.

     /(5)/ Includes (i) 3,465,083 shares owned by Mr. Dudley and deposited into the Voting Trust, (ii) 3,700,000 shares owned by SCC as to which Mr. Dudley shares investment power because of his management position with and 1/3 ownership of SCC, which shares are deposited in the Voting Trust; (iii) 2,813 shares owned directly by Mr. Dudley; (iv) 300 shares owned by Mr. Dudley's minor children; (v) 11,400 shares owned by SMD, as to which Mr. Dudley has 1/3 indirect equity ownership and control and that are deposited into the Voting Trust; and (vi) 1,150,000 shares underlying stock options exercisable presently or within 60 days.

     /(6)/ Includes (i) 3,465,083 shares owned by Mr. Studdert and deposited into the Voting Trust, (ii) 3,700,000 shares owned by SCC as to which Mr. Studdert shares investment power because of his management position with and 1/3 ownership of SCC, which shares are deposited in the Voting Trust; (iii) 2,813 shares owned directly by Mr. Studdert; (iv) 11,400 shares owned by SMD, as to which Mr. Studdert has 1/3 direct equity ownership and control and which are deposited in the Voting Trust; and (v) 1,150,000 shares underlying stock options exercisable presently or within 60 days.

     /(7)/    All shares deposited into the Voting Trust.

     /(8)/ Includes 1,000,000 shares of Common Stock underlying presently exercisable stock options.

     /(9)/ Includes 26,000 shares owned directly by Mr. Brack and 500 shares owned by Mr. Brack's son and 200,000 shares underlying options.

     /(10)/ Includes 2,400 shares owned directly by Mr. Rex, 2,400 shares owned by his spouse, 500 shares owned by an entity owned and controlled by him, and 200,000 shares underlying presently exercisable stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The Company paid no compensation in any form directly to any of its executive officers during fiscal 1995 and until April 1, 1996. However, as the principals of SCC, during such periods, the Company's executive officers received a portion of the amounts paid by the Company to SCC under the SCC Agreement. See "Executive Compensation."

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

Alan C. Ashton and Beesmark Investments, L.C.

On October 23, 1995, the Company, Beesmark and Dr. Ashton entered into the Beesmark Agreement. Dr. Ashton is presently a director of the Company, although he did not occupy such position when the Beesmark Agreement was negotiated and executed. Dr. Ashton also is a co-manager of and has an indirect pecuniary interest in a portion of Beesmark's assets. Pursuant to the Beesmark Agreement, Beesmark agreed to provide a total of $6,050,000 of funding to the Company over a period of approximately 11 months, provided that during that time the Company was able to timely meet, to Beesmark's satisfaction, specified developmental milestones. In return for the funding provided to Beesmark, the Company issued 11,562,500 shares of Common Stock at a price of $.48 per share and a $500,000 Series A Convertible Subordinated Debenture. The Debenture was subsequently converted to 166,667 shares of Series A Preferred Stock.

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

John A. Oberteuffer

Mr. Oberteuffer has been a director of the Company since March 1997 and an executive officer of the Company since January 1998. Mr. Oberteuffer is also the founder and president of Voice Information Associates, Inc. ("VIA"), a consulting group providing strategic technical, market evaluation, product development and corporate information to the speech recognition industry.
During fiscal year 1997, the Company paid approximately $110,000 in consulting fees to VIA for services provided to the Company. In April 1998, the Company entered into an agreement with Dr. Oberteuffer under which Dr. Oberteuffer assigned certain patent and other rights to certain technology for 500,000 Common Stock purchase warrants. The exercise price of the warrants is $5.13 per share (the closing price of the Company's Common Stock on the date of the agreement). 250,000 warrants are exercisable for a three-year period commencing with the date of the agreement and the balance of the warrants become exercisable at such time as a patent is issued relating to the technology.

SMD

From September 4, 1997, through October 15, 1997 and again on December 31, 1997, the Company borrowed funds from SMD pursuant to a revolving, unsecured promissory note, bearing interest at the rate of 12% per annum. The aggregate of all amounts loaned under the note was $2,000,000 and the highest outstanding balance at any one time was $1,550,000. All amounts have been repaid, together with $5,542.14 in interest. The loan and its terms were approved by the independent members of the board of directors of the Company.

On March 19, 1998, the Company granted an aggregate of 450,000 stock options to the three executive officers and directors who also own SMD. These options have a ten-year life and an exercise price of $5.16 per share.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  Documents filed as part of this Form 10-K:

     1.   Consolidated Financial Statements (included in Part II, Item 8)

          Consolidated Balance Sheets as of December 31, 1997 and 1996

          Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995 and for the Period October 1, 1993 (Date of Inception) to December 31, 1997

          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997,1996 and 1995 and for the Period October 1, 1993 (Date of Inception) to December 31, 1997

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995 and for the Period October 1, 1993 (Date of Inception) to December 31, 1997

          Notes to Consolidated Financial Statements

     2. Financial Statement Schedules: Financial statement schedules have been omitted because they are not required or are not applicable, or because the required information is shown in the financial statements or notes thereto.

     3. Exhibits: The following Exhibits are filed with this Form 10-K pursuant to Item 601(a) of Regulation S-K:

     Exhibit No.    Description of Exhibit
     -----------    ----------------------

     (2) Agreement and Plan of Reorganization among the Company, fonix Acquisition Corporation and AcuVoice dated as of January 13, 1998, incorporated by reference from the Company's Current Report on Form 8-K, filed March 20, 1998

     (3)(i) Articles of Incorporation of the Company which are incorporated by reference from the Company's Registration Statement on Form S-18 dated as of September 12, 1989

     (3)(ii) Certificate of Amendment of Certificate of Incorporation dated as of March 21, 1994, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (3)(iii) Certificate of Amendment of Certificate of Incorporation dated as of May 13, 1994, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (3)(iv) Certificate of Amendment of Certificate of Incorporation dated as of September 24, 1997, which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

     (3)(v) The Company's Bylaws, as amended, which are incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (4)(i) Description of the Company's common stock and other securities and specimen certificates representing such securities which are incorporated by reference from the Company's Registration Statement on Form S-18 dated as of September 12, 1989, as amended

     (4)(ii) Certificate of Designation of Rights and Preferences of Series A Preferred Stock, filed with the Secretary of State of Delaware on September 24, 1997, which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

     (4)(iii) Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on October 27, 1997, which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

     (4)(iv) Certificate of Designation of Rights and Preferences of 5% Series C Convertible Preferred Stock, filed with the Secretary of State of Delaware on October 24, 1997, which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

     (9)(i) Voting Trust Agreement dated as of December 10, 1993 by and among Phonic Technologies, Inc., Stephen M. Studdert, Thomas
                    A. Murdock and Roger D. Dudley, which is incorporated by reference from the Company's Current Report on Form 8-K dated as of June 17, 1994

     (9)(ii) Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger D. Dudley, Beesmark Investments, L.C., Studdert Companies Corporation, and Thomas A. Murdock as Trustee, dated as of October 23, 1995, incorporated by reference from the Company's Current Report on Form 8-K dated as of October 23, 1995

     (9)(iii) Second Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger D. Dudley, Beesmark Investments, L.C., Studdert Companies Corporation, and Thomas A. Murdock as Trustee, dated as of July 2, 1996, incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (9)(iv) Third Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger D. Dudley, Beesmark Investments, L.C., Studdert Companies Corporation, and Thomas A. Murdock as Trustee, dated as of September 20, 1996, incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (9)(v) Fourth Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger D. Dudley, Beesmark Investments, L.C., Studdert Companies Corporation, and Thomas A. Murdock as Trustee, dated as of September 20, 1996, incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(i) Product Development and Assignment Agreement dated as of October 16, 1993 between Phonic Technologies, Inc. and Synergetics, Inc., which is incorporated by reference from the Company's Current Report on Form 8-K dated as of June 17, 1994

     (10)(ii) Re-Stated Product Development and Assignment Agreement dated as of March 30, 1995, between fonix Corporation and Synergetics, Inc., which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (10)(iii) Memorandum of Understanding dated as of March 13, 1997, by and among the Company, Synergetics, Inc. and C. Hal Hansen, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(iv)       Employment Agreement by and between the Company and Stephen
                    M. Studdert, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(v)        Employment Agreement by and between the Company and Thomas
                    A. Murdock, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(vi) Employment Agreement by and between the Company and Roger D. Dudley, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(vii) Convertible Debenture Purchase Agreement dated as of June 18, 1997 between the Company and Southbrook International Investments, Ltd., incorporated by reference from Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended June 30, 1997

     (10)(viii) Amended and Restated Purchase Agreement effective as of September 30, 1997 and dated as of October 24, 1997 by and between the Company and Southbrook International Investments, Ltd., which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

     (10)(ix) Convertible Preferred Stock Purchase Agreement effective as of September 30, 1997 and dated as of October 24, 1997 by and among the Company and JNC Opportunity Fund Ltd. and Diversified Strategies Fund, L.P., which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

     (10)(x) Restated Master Agreement for Joint Collaboration between the Company and Siemens, dated November 14, 1997, filed herewith

     (10)(xi) Restated First Statement of Work and License Agreement between the Company and Siemens, dated February 11, 1998, as revised*

     (10)(xii) Master Technology Collaboration Agreement between the Company and OGI, dated October 14, 1997, filed herewith.

     (10)(xiii) Common Stock Purchase Agreement among the Company and JNC Opportunity Fund Ltd. and Diversified Strategies Fund, LP, dated as of March 9, 1998, filed herewith

     (10)(xiv) Common Stock Purchase Agreement between the Company and Thomson Kernaghan & Co., dated as of March 9, 1998, filed herewith.

     (10)(xv) Royalty Modification Agreement among the Company and Synergetics, dated as of April 6, 1998, filed herewith

     (10)(xvi) Purchase Agreement with John Oberteuffer and the Company dated April 9, 1998, filed herewith

     (10)(xvii) Employment Agreement by and between the Company and John A. Oberteuffer, filed herewith

     (10)(xviii) First Amendment to Master Agreement for Joint Collaboration between the Company and Siemens, dated February 13, 1998, filed herewith.

     (10)(xix) Second Amendment to Master Agreement for Joint Collaboration between the Company and Siemens, dated March 13, 1998, filed herewith.

     (22)           Subsidiaries of Registrant, filed herewith

     (23)(i)        Consent of Arthur Andersen LLP

     (23)(ii)       Consent of Pritchett Siler & Hardy, P.C.

     (23)(iii)      Consent of Deloitte & Touche LLP

     (27)           Financial Data Schedule
____________________

     * This document contains confidential information. The Confidential Portion has been filed separately with the Commission pursuant to an application for confidential treatment of such information.

(B) Reports filed on Form 8-K during the last quarter of the fiscal year ended December 31, 1997:

     On October 27, 1997, the Company filed a Current Report on Form 8-K to report modifications and additional payments under a convertible debenture purchase agreement with an investor and to file pro forma financial information that included the proceeds received in connection with such modifications.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of April, 1998.

                                        FONIX CORPORATION


Date:    13 April 1998                By:   /s/ Stephen M. Studdert
     ---------------------               ---------------------------------------
                                         Stephen M. Studdert, Chairman and
                                         Chief Executive Officer


Date:    13 April 1998                By:    /s/ Douglas L. Rex
     ---------------------               ---------------------------------------
                                         Douglas L. Rex, Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Oficer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


 /s/ Stephen M. Studdert
--------------------------               _______________________________________
Stephen M. Studdert, Chairman,           Alan C. Ashton, Ph.D., Director
  Principal Executive Officer


13 April 1998
--------------------------               _______________________________________
Date                                     Date


 /s/ Roger D. Dudley                      /s/ Joseph Verner Reed
--------------------------               ---------------------------------------
Roger D. Dudley, Director                Ambassador Joseph Verner Reed, Director


 13 April 1998                            13 April 1998
--------------------------               ---------------------------------------
Date                                     Date

/s/ Thomas A. Murdock
__________________________               _______________________________________
Thomas A. Murdock, Director              James B. Hayes, Director

14 April 1998
__________________________               _______________________________________
Date                                     Date


 /s/ John A. Oberteuffer                 /s/ Rick D. Nydegger
--------------------------               _______________________________________
John A. Oberteuffer, Ph.D.,              Rick D. Nydegger, Director
        Director


 13 April 1998                           14 April 1998
------------------------------           _______________________________________
Date                                     Date


 /s/ Reginald K. Brack
------------------------------
Reginald K. Brack, Director


 12 April 1998
------------------------------
Date

                               TABLE OF CONTENTS

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS                                                               F-2

FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1997 and 1996..........................................  F-5

Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995
   and for the period from October 1, 1993 (Date of Inception) to December 31, 1997...................  F-6

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995 and for the period from October 1, 1993 (Date of Inception) to December 31, 1997...................  F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,  1996 and 1995
   and for the period from October 1, 1993 (Date of Inception) to December 31, 1997...................  F-10

Notes to Consolidated Financial Statements............................................................  F-12


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To fonix/(TM)/ corporation:

We have audited the accompanying consolidated balance sheet of fonix/(TM)/ corporation (a Utah corporation in the development stage) and subsidiary as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, and for the period from inception (October 1, 1993) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 1996 and for the year then ended, and for the period from inception (October 1, 1993) to December 31, 1996, were audited by other auditors whose report dated March 28, 1997, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from inception (October 1, 1993) to December 31, 1996 reflect a net loss of $19,841,807 of the total net loss. The consolidated financial statements of the Company for the year ended December 31, 1995 and for the period from inception (October 1, 1993) to December 31, 1995 were audited by other auditors whose report dated March 4, 1996, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the reports of other auditors for the cumulative information for the period from inception (October 1, 1993) to December 31, 1996, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of fonix/(TM)/ corporation and subsidiary as of December 31, 1997 and the results of their operations and their cash flows for the year then ended and for the period from inception (October 1, 1993) to December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has generated no revenues through December 31,1997 and has incurred significant recurring losses since its inception. The Company expects these losses to continue at least through December 31, 1998. As of December 31, 1997, the Company has an accumulated deficit of $45,017,746, minimal stockholders' equity of $2,372,475 and minimal working capital of $678,823. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
April 8, 1998

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  and Shareholders of
fonix/(TM)/ corporation
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of fonix/(TM)/ corporation and subsidiary (a development stage company) as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended, and for the period from October 1, 1993 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements as of and for the year ended December 31, 1995, and for the period from October 1, 1993 (date of inception) to December 31, 1995 were audited by other auditors whose report, dated March 4, 1996, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period October 1, 1993 (date of inception) through December 31, 1995 reflect a net loss of $12,012,299 of the total net loss. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and the results of its operations and its cash flows for the year then ended, and for the period from October 1, 1993 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

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


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Salt Lake City, Utah
   March 28, 1997

INDEPENDENT AUDITORS' REPORT



To the Board of Directors
fonix/(TM)/ corporation
Salt Lake City, Utah


We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of fonix/(TM)/ corporation and subsidiary [a development stage company] for the year ended December 31, 1995, and for the period from October 1, 1993 (date of inception) to December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of fonix/(TM)/ corporation and subsidiary (a development stage company) for the year ended December 31, 1995 and for the period from October 1, 1993 (date of inception) to December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is still in the development stage and has suffered recurring losses which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 4, 1996
                               fonix corporation
                         [A Development Stage Company]

                          CONSOLIDATED BALANCE SHEETS


ASSETS
------
                                                                                 December 31,          December 31,
                                                                                    1997                  1996
                                                                                 ------------          ------------
Current assets:
   Cash and cash equivalents                                                     $ 20,501,676          $ 22,805,786
   Notes receivable                                                                   600,000             1,000,000
   Interest and other receivables                                                      14,919               157,643
   Prepaid assets                                                                      32,094                 4,172
                                                                                 ------------          ------------
      Total current assets                                                         21,148,689            23,967,601

Property and equipment, net of accumulated
  depreciation of $464,100 in 1997 and $80,232 in 1996                              1,567,279             1,279,746

Intangible assets, net of accumulated amortization
  of $25,509 in 1997 and $4,168 in 1996                                               138,951                53,011

Other assets                                                                           39,647                30,912
                                                                                 ------------          ------------
         Total assets                                                            $ 22,894,566          $ 25,331,270
                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Revolving note payable                                                        $ 18,612,272          $ 16,377,358
   Revolving note payable - related party                                             551,510                     -
   Accounts payable                                                                   291,638               307,931
   Accrued liabilities                                                                505,619               114,049
   Accrued liabilities - related party                                                459,502             1,761,743
   Capital lease obligation - current portion                                          49,325                     -
   Series A convertible debenture                                                           -               500,000
                                                                                 ------------          ------------
      Total current liabilities                                                    20,469,866            19,061,081

Capital lease obligation, net of current portion                                       52,225                     -
                                                                                 ------------          ------------
         Total liabilities                                                         20,522,091            19,061,081
                                                                                 ------------          ------------

Commitments and contingencies (Notes 1, 11 and 13)

Stockholders' equity:
   Preferred stock, $.0001 par value;  100,000,000 shares authorized:
      Series A, convertible; 166,667 shares outstanding in
         1997 (aggregate liquidation preference of $6,055,012)                        500,000                     -
      Series B, 5% cumulative convertible; 27,500 shares outstanding in
         1997 (aggregate liquidation preference of $555,197)                          667,659                     -
      Series C, 5% cumulative convertible; 185,000 shares outstanding in
         1997 (aggregate liquidation preference of $3,734,550)                      4,644,785                     -
   Common stock, $.0001 par value;  100,000,000 shares authorized;
     43,583,875 and 41,626,563 shares outstanding, respectively                         4,358                 4,163
   Additional paid-in capital                                                      38,637,059            26,107,473
   Outstanding warrants                                                             2,936,360                   360
   Deficit accumulated during the development stage                               (45,017,746)          (19,841,807)
                                                                                 ------------          ------------
         Total stockholders' equity                                                 2,372,475             6,270,189
                                                                                 ------------          ------------
                                                                                 $ 22,894,566          $ 25,331,270
                                                                                 ============          ============

         See accompanying notes to consolidated financial statements.

                               fonix corporation
                         [A Development Stage Company]

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              OCTOBER 1,
                                                                                                1993
                                                     YEARS ENDED DECEMBER 31,               (INCEPTION) TO
                                           -------------------------------------------       DECEMBER 31,
                                                1997          1996            1995              1997
                                           ------------   ------------     -----------    -----------------
Revenues                                   $          -   $          -     $         -     $             -
                                           ------------   ------------     -----------    -----------------
Expenses:
   General and administrative                12,947,112      3,530,400       3,553,665          22,246,670
   Research and development                   7,066,294      4,758,012       2,704,165          17,937,293
                                           ------------   ------------     -----------    -----------------
     Total expenses                          20,013,406      8,288,412       6,257,830          40,183,963
                                           ------------   ------------     -----------    -----------------

Loss from operations                        (20,013,406)    (8,288,412)     (6,257,830)        (40,183,963)
                                           ------------   ------------     -----------    -----------------

Other income (expense):
   Interest income                            1,199,610      1,180,259         191,929           2,592,067
   Interest expense                          (2,758,288)      (721,355)       (279,996)         (3,852,543)
                                           ------------   ------------     -----------    -----------------

     Total other income (expense), net       (1,558,678)       458,904         (88,067)         (1,260,476)
                                           ------------   ------------     -----------    -----------------

Loss before extraordinary items             (21,572,084)    (7,829,508)     (6,345,897)        (41,444,439)

Extraordinary items:
   Loss on extinguishment of debt              (881,864)             -               -            (881,864)
   Gain on forgiveness of debt                        -              -          30,548              30,548
                                           ------------   ------------     -----------    -----------------

Net loss                                   $(22,453,948)  $ (7,829,508)    $(6,315,349)    $   (42,295,755)
                                           ============   ============     ===========    =================

Basic and diluted net loss per
 common share                              $      (0.59)  $      (0.21)    $     (0.30)
                                           ============   ============     ===========

         See accompanying notes to consolidated financial statements.

                               fonix corporation

                         [A Development Stage Company]

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Series A           Series B          Series C
                                                       Preferred Stock    Preferred Stock   Preferred Stock       Common Stock
                                                       ---------------    ---------------   ---------------   -------------------
                                                       Shares   Amount    Shares   Amount   Shares   Amount    Shares     Amount
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                                -     $  -         -     $  -        -     $  -     37,045,000  $ 3,704

Reverse stock split one share for ninety shares           -        -         -        -        -        -    (36,633,389)  (3,663)

Restatement for reverse acquisition of fonix
  corporation by Phonic Technology, Inc.                  -        -         -        -        -        -      9,983,638      999
---------------------------------------------------------------------------------------------------------------------------------

Balance, October 1, 1993 (date of inception)              -        -         -        -        -        -     10,395,249    1,040

Net loss for the period October 1, 1993
  (date of inception) to December 31, 1993                -        -         -        -        -        -              -        -
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993                                -        -         -        -        -        -     10,395,249    1,040

Acquisition of Taris, Inc.                                -        -         -        -        -        -        411,611       41

Shares issued for services at $.14 to $.18 per share      -        -         -        -        -        -      1,650,000      165

Shares issued for services at $.25 per share              -        -         -        -        -        -         20,000        2

Shares issued for conversion of notes payable
  and interest payable at $.04 per share                  -        -         -        -        -        -      3,900,000      390

Shares issued for cash at $1.19 to $3.13 per
  share, less offering costs of $368,450                  -        -         -        -        -        -      1,819,293      181

Net loss for the year ended December 31, 1994             -        -         -        -        -        -              -        -
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                                -        -         -        -        -        -     18,196,153    1,819

Shares issued during the year for cash at $.45 to
  $2.50 per share, less offering costs of $267,714        -        -         -        -        -        -      6,442,538      645

Shares issued during the year for services
  rendered and cancellation of accounts payable
  at $.55 to $1.55 per share                              -        -         -        -        -        -        516,630       52

Warrants issued during the year for
  cancellation of accounts payable at $.033
  per warrant (additional compensation expense
  of $2,282,900 or $.62 per share was recorded)           -        -         -        -        -        -              -        -

                                                                                         Deficit
                                                                                       Accumulated
                                                       Additional                      During the
                                                        Paid-in        Outstanding     Development
                                                        Capital         Warrants          Stage            Total
------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                             $  136,659                      $  (29,495)       $ 110,868

Reverse stock split one share for ninety shares             3,663                -              -                -

Restatement for reverse acquisition of fonix
  corporation by Phonic Technology, Inc.                 (141,362)               -         29,495         (110,868)
------------------------------------------------------------------------------------------------------------------

Balance, October 1, 1993 (date of inception)               (1,040)               -              -                -

Net loss for the period October 1, 1993
  (date of inception) to December 31, 1993                      -                -     (1,782,611)      (1,782,611)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993                                 (1,040)               -     (1,782,611)      (1,782,611)

Acquisition of Taris, Inc.                                  1,240                -              -            1,281

Shares issued for services at $.14 to $.18 per share      249,835                -              -          250,000

Shares issued for services at $.25 per share                4,998                -              -            5,000

Shares issued for conversion of notes payable
  and interest payable at $.04 per share                  156,515                -              -          156,905

Shares issued for cash at $1.19 to $3.13 per
  share, less offering costs of $368,450                3,315,874                -              -        3,316,055

Net loss for the year ended December 31, 1994                   -                -     (3,914,339)      (3,914,339)
------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                              3,727,422                -     (5,696,950)      (1,967,709)

Shares issued during the year for cash at $.45 to
  $2.50 per share, less offering costs of $267,714      4,509,542                -              -        4,510,187

Shares issued during the year for services
  rendered and cancellation of accounts payable
  at $.55 to $1.55 per share                              355,319                -              -          355,371

Warrants issued during the year for
  cancellation of accounts payable at $.033
  per warrant (additional compensation expense
  of $2,282,900 or $.62 per share was recorded)                 -        2,405,000              -        2,405,000

         See accompanying notes to consolidated financial statements.

                               fonix corporation

                         [A Development Stage Company]

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                          Series A           Series B          Series C
                                                       Preferred Stock    Preferred Stock   Preferred Stock       Common Stock
                                                       ---------------    ---------------   ---------------   -------------------
                                                       Shares   Amount    Shares   Amount   Shares   Amount    Shares     Amount
---------------------------------------------------------------------------------------------------------------------------------
Shares issued during the year upon conversion of
  warrants for cancellation of accounts
  payable at $.35 per share                                 -   $    -         -   $    -        -   $    -    3,700,000  $   370

Warrants issued during the year for cash at .0033 to
  $.10 per warrant, less offering costs of $5,040           -        -         -        -        -        -            -        -

Shares issued during the year upon conversion of
  warrants for cash at $.50 to $1.00 per share              -        -         -        -        -        -      550,000       55

Forgiveness of debt with related parties                    -        -         -        -        -        -            -        -

Net loss for the year ended December 31, 1995               -        -         -        -        -        -            -        -
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                  -        -         -        -        -        -   29,405,321    2,941

Shares issued during the year for finders' fees
  at $1.52 to $2.72 per share                               -        -         -        -        -        -      420,000       42

Shares issued during the year upon conversion
  of warrants for cash at $.50 per share                    -        -         -        -        -        -       60,000        6

Shares issued during the year for cash at $.48 to
  $3.38 per share, less offering costs of $2,033,286        -        -         -        -        -        -   11,741,242    1,174

Net loss for the year ended December 31, 1996               -        -         -        -        -        -            -        -
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                  -        -         -        -        -        -   41,626,563    4,163

Shares issued for services at $3.75 to $5.31 per share      -        -         -        -        -        -       87,500        9

Shares issued for services at $6.50 to $8.38 per share      -        -         -        -        -        -      505,000       50

Warrants issued during the year for services                -        -         -        -        -        -            -        -

Shares issued upon the exercise of warrants
  for services at $2.00 per share                           -        -         -        -        -        -      150,000       15

Shares issued during the year for cash at $2.50
  per share                                                 -        -         -        -        -        -      150,000       15

Warrants issued during the year in connection with
  the issuance of a convertible debenture and
  convertible preferred stock                               -        -         -        -        -        -            -        -

Shares issued upon conversion of convertible
  debenture to common shares                                -        -         -        -        -        -      145,747       15

                                                                                                Deficit
                                                                                              Accumulated
                                                            Additional                        During the
                                                             Paid-in         Outstanding      Development
                                                             Capital          Warrants           Stage             Total
----------------------------------------------------------------------------------------------------------------------------
Shares issued during the year upon conversion of
  warrants for cancellation of accounts
  payable at $.35 per share                                 $ 3,699,630     $ (2,405,000)     $          -      $  1,295,000

Warrants issued during the year for cash at .0033 to
  $.10 per warrant, less offering costs of $5,040                     -           45,360                 -            45,360

Shares issued during the year upon conversion of
  warrants for cash at $.50 to $1.00 per share                  519,945          (45,000)                -           475,000

Forgiveness of debt with related parties                        506,874                -                 -

Net loss for the year ended December 31, 1995                         -                -        (6,315,349)       (6,315,349)
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1995                                   13,318,732              360       (12,012,299)        1,309,734

Shares issued during the year for finders' fees
  at $1.52 to $2.72 per share                                   901,478                -                 -           901,520

Shares issued during the year upon conversion
  of warrants for cash at $.50 per share                         29,994                -                 -            30,000

Shares issued during the year for cash at $.48 to
  $3.38 per share, less offering costs of $2,033,286         11,857,269                -                 -        11,858,443

Net loss for the year ended December 31, 1996                         -                -        (7,829,508)       (7,829,508)
----------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                                   26,107,473              360       (19,841,807)        6,270,189

Shares issued for services at $3.75 to $5.31 per share          386,710                -                 -           386,719

Shares issued for services at $6.50 to $8.38 per share        3,426,202                -                 -         3,426,252

Warrants issued during the year for services                          -        1,165,500                 -         1,165,500

Shares issued upon the exercise of warrants
  for services at $2.00 per share                               689,085         (389,100)                -           300,000

Shares issued during the year for cash at $2.50
  per share                                                   1,256,235                -                 -         1,256,250

Warrants issued during the year in connection with
  the issuance of a convertible debenture and
  convertible preferred stock                                         -        1,559,600                 -         1,559,600

Shares issued upon conversion of convertible
  debenture to common shares                                    857,835                -                 -           857,850

         See accompanying notes to consolidated financial statements.

                               fonix corporation

                         [A Development Stage Company]

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 Series A              Series B              Series C
                                                              Preferred Stock       Preferred Stock       Preferred Stock
                                                            --------------------  --------------------  --------------------
                                                             Shares      Amount    Shares      Amount    Shares      Amount
----------------------------------------------------------------------------------------------------------------------------
Series B preferred shares issued for extinguishment of
  convertible debenture at $20 stated value per share             -    $      -   108,911  $ 2,178,213        -  $        -

Sale of Series C preferred shares  and warrants,
  less cash fees of $201,500                                      -           -         -            -  187,500   2,948,500

Sale of Series B preferred shares for cash, less cash
  fees of $145,000                                                -           -   125,000    2,355,000        -           -

Capital contribution in connection with put options               -           -         -            -        -           -

Beneficial conversion features of Series B convertible
   debenture                                                      -           -         -            -        -           -

Series A preferred shares issued upon conversion
  of convertible debenture at $3 per share                  166,667     500,000         -            -        -           -

Conversion of Series B and Series C preferred shares
  to common shares                                                -           -  (206,411)  (4,828,488)  (2,500)    (62,772)

Shares issued during the year in connection with
  exercise of options at $2.97 per share                          -           -         -            -        -           -

Shares issued during the year in connection with the
  exercise of warrants at $.50 per share                          -           -         -            -        -           -

Accretion of Series C preferred stock                             -           -         -            -        -     600,000

Dividends on preferred stock                                      -           -         -      962,934        -   1,159,057

Net loss for the year ended December 31, 1997                     -           -         -            -        -           -

Balance, December 31, 1997                                  166,667   $ 500,000    27,500    $ 667,659  185,000 $ 4,644,785

                                                                                                        Deficit
                                                                                                       Accumulated
                                                            Common Stock      Additional                During the
                                                          -----------------    Paid-in    Outstanding  Development
                                                           Shares   Amount     Capital     Warrants       Stage         Total
---------------------------------------------------------------------------------------------------------------------------------
Series B preferred shares issued for extinguishment of
  convertible debenture at $20 stated value per share           -  $     -  $          -  $         - $          -   $  2,178,213

Sale of Series C preferred shares  and warrants,
  less cash fees of $201,500                                    -        -             -      600,000            -      3,548,500

Sale of Series B preferred shares for cash, less cash
  fees of $145,000                                              -        -             -            -            -      2,355,000

Capital contribution in connection with put options             -        -       500,000            -            -        500,000

Beneficial conversion features of Series B convertible
   debenture                                                    -        -       427,850            -            -        427,850

Series A preferred shares issued upon conversion
  of convertible debenture at $3 per share                      -        -             -            -            -        500,000

Conversion of Series B and Series C preferred shares
  to common shares                                        804,065       80     4,891,180            -            -              -

Shares issued during the year in connection with
  exercise of options at $2.97 per share                   15,000        1        44,499            -            -         44,500

Shares issued during the year in connection with the
  exercise of warrants at $.50 per share                  100,000       10        49,990            -            -         50,000

Accretion of Series C preferred stock                           -        -             -            -     (600,000)             -

Dividends on preferred stock                                    -        -             -            -   (2,121,991)             -

Net loss for the year ended December 31, 1997                   -        -             -            -  (22,453,948)   (22,453,948)
---------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1997                             43,583,875  $ 4,358  $ 38,637,059  $ 2,936,360 $(45,017,746)  $  2,372,475
=================================================================================================================================

         See accompanying notes to consolidated financial statements.

                               fonix corporation
                         [A Development Stage Company]

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               Increase (Decrease) in Cash and Cash Equivalents



                                                                                                                       October 1,
                                                                                                                          1993
                                                                          Years Ended December 31,                   (Inception) to
                                                            ---------------------------------------------------       December 31,
                                                                 1997              1996                1995               1997
                                                            -------------      -------------      -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $ (22,453,948)     $  (7,829,508)     $  (6,315,349)     $  (42,295,755)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Issuance of common stock for services                      4,112,970            901,520            167,750           5,437,240
     Non-cash expense related to issuance of debentures,
       warrants, preferred and common stock                     3,967,337                  -                  -           3,967,337
     Non-cash compensation expense related to issuance
       of stock options                                                 -                  -          2,282,900           2,282,900
     Write-off of assets received in acquisition                        -                  -                  -               1,281
     Depreciation and amortization                                405,209             83,183              1,217             489,609
     Extraordinary loss on extinguishment of debt                 881,864                  -                  -             881,864
     Extraordinary gain on forgiveness of debt                          -                  -            (30,548)            (30,548
     Changes in assets and liabilities:
       Interest and other receivables                             142,724           (131,419)           (21,827)            (14,919)
       Prepaid assets                                             (27,922)            (4,172)                 -             (32,094)
       Other assets                                                (8,735)           (30,912)                 -             (39,647)
       Accounts payable                                           128,638             42,702          1,652,731           2,071,838
       Accrued liabilities - related party                         47,759          1,500,918           (970,180)            459,502
       Accrued liabilities                                       (922,367)            83,053             50,136             633,600
                                                            -------------      -------------      -------------      --------------
     Net cash used in operating activities                    (13,726,471)        (5,384,635)        (3,183,170)        (26,187,792)
                                                            -------------      -------------      -------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                            (671,401)        (1,311,236)           (48,742)         (2,031,379)
   Investment in intangible assets                               (107,281)           (33,126)           (24,053)           (164,460)
   Issuance of notes receivable                                (1,483,600)          (963,106)           (36,894)         (2,483,600)
   Payments received on notes receivable                        1,883,600                  -                  -           1,883,600
                                                            -------------      -------------      -------------      --------------
     Net cash used in investing activities                       (378,682)        (2,307,468)          (109,689)         (2,795,839)
                                                            -------------      -------------      -------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from revolving note payable                     2,234,914         10,759,836          3,619,300          18,612,272
   Net proceeds from revolving note payable - related party       551,510                  -                  -             551,510
   Proceeds from other notes payable                                    -                  -            824,551           2,351,667
   Payments on other notes payable                                      -                  -           (977,818)         (1,779,806)
   Principal payments on capital lease obligation                 (43,381)                 -                  -             (43,381)
   Proceeds from issuance of convertible debentures, net        2,685,000                  -            500,000           3,185,000
   Proceeds from sale of warrants                                 600,000                  -                  -             600,000
   Proceeds from sale of common stock, net                        469,500         11,888,443          5,030,547          20,704,545
   Proceeds from sale of Series B and C preferred stock, net    5,303,500                  -                  -           5,303,500
                                                            -------------      -------------      -------------      --------------
     Net cash provided by financing activities                 11,801,043         22,648,279          8,996,580          49,485,307
                                                            -------------      -------------      -------------      --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS           (2,304,110)        14,956,176          5,703,721          20,501,676

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               22,805,786          7,849,610          2,145,889                   -
                                                            -------------      -------------      -------------      --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $  20,501,676      $  22,805,786      $   7,849,610      $   20,501,676
                                                            =============      =============      =============      ==============

         See accompanying notes to consolidated financial statements.

                               fonix corporation
                         [A Development Stage Company]

               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                                                                     OCTOBER 1,
                                                                                                                        1993
                                                                                   YEARS ENDED DECEMBER 31,        (INCEPTION) TO
                                                                         ---------------------------------------    DECEMBER 31,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:                           1997          1996          1995            1997
                                                                         -----------   -----------   -----------   --------------
     Cash paid during the year for interest                              $ 1,148,553   $   638,302   $   229,039   $    2,037,019

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     FOR THE YEAR ENDED DECEMBER 31, 1997:

     A $500,000 Series A Convertible Debenture was converted into 166,667 shares of Series A Preferred Stock.

     Series B Convertible Debentures in the amount of $850,000 and related accrued interest of $7,850 were converted into 145,747 shares of common stock.

     Series B Convertible Debentures in the amount of $2,150,000 and related accrued interest of $28,213 were converted into 108,911 shares of Series B Preferred Stock.

     During July, 1994, the Company converted $150,000 of notes payable and $6,905 of accrued interest payable to restricted common stock.

     On June 17, 1994, Taris, Inc., issued 10,395,249 shares of common stock in exchange for all of the issued stock of Phonic Technologies, Inc. Inasmuch as the 10,395,249 shares of common stock is deemed to have acquired Taris, Inc.

     Taris, Inc. had the following assets and liabilities at the transaction date:

     Dividends of $2,721,991 were recorded related to the beneficial conversion features and accretion of Series B and Series C Convertible Preferred Stock.

     206,411 shares of Series B Preferred Stock and related dividends of $13,422 were converted into 786,867 shares common stock.

     2,500 shares of Series C Preferred Stock and related dividends of $472 were converted into 17,198 shares common stock.

     Accounts payable of $144,931 was converted into a capital lease obligation of the same amount.

     FOR THE YEAR ENDED DECEMBER 31, 1996:

     The Company issued 420,000 shares of common stock to unrelated parties for finders' fees of $901,520.

     FOR THE YEAR ENDED DECEMBER 31, 1995:

     The Company was forgiven of related-party notes payable of $286,493 and $135,386 with accrued interest of $65,715 and $19,298, respectively.

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

         See accompanying notes to consolidated financial statements.

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS - fonix/(TM)/ corporation (known as Taris, Inc. prior to its acquisition of Phonic Technologies, Inc., as described below) (the "Company") was organized under the laws of the state of Delaware on September 12, 1985. Taris, Inc. was a public company with no operations. Prior to June 17, 1994, Taris, Inc. effected a reverse stock split of one share for ninety shares. The financial statements have been adjusted to reflect the stock split as though it had happened January 1, 1993. Phonic Technologies, Inc. ("PTI"), a Utah corporation and the Company's predecessor in interest with respect to some of the Company's technology, was organized on October 1, 1993 (the Company's date of inception) for the purpose of developing proprietary automatic speech recognition technologies. On June 17, 1994, fonix/(TM)/ corporation
("fonix") entered into a merger agreement with PTI whereby fonix corporation issued 10,395,249 shares of its common stock for all of the issued and outstanding common shares of PTI. Upon completion of the merger, PTI stockholders owned in excess of 90 percent of the outstanding common stock of fonix. The transaction was accounted for as a reverse acquisition as though PTI acquired fonix. The financial statements, therefore, reflect the operations of fonix since the acquisition on June 17, 1994 and PTI since October 1, 1993.

The Company's primary emphasis and focus to date have been the development of its sound recognition engine, neural network, audio signal processor, and command processing engine for use in its core automatic speech recognition technologies. The Company licenses its technologies to and has entered into co-development relationships and strategic alliances with third parties that are participants in the horizontal computer industry (including producers of application software, operating systems, computers and microprocessor chips) or are research and development entities, including academia and industry and commercial speech product developers. The Company intends for the foreseeable future to continue this practice and will seek to generate revenues from its proprietary speech recognition technologies from licensing royalties and strategic partnerships and alliances. To date, the Company has entered into two strategic partnerships and one license agreement relating to its automatic speech recognition technologies. The Company received its first revenue from its automatic speech recognition technologies in February 1998 under a license agreement (see Note 13). The Company has received a patent and continues to seek additional United States and foreign patent protection for various aspects of its technologies through the filing of domestic and international applications. The U.S. Patent and Trademark Office issued the initial patent to the Company describing 36 claims on June 17, 1997. Although the Company has completed development of the key components of its core technologies, there can be no assurance that fonix will be able to sell, license or otherwise market its technologies to third parties in order to generate sufficient revenues to pay its operating costs and complete the development of its technologies.

DEVELOPMENT STAGE PRESENTATION - fonix is a development stage company. The Company generated no revenues and reported net losses totaling $22,453,948 for the year ended December 31, 1997, and cumulative losses of $42,295,755 for the period from inception to December 31, 1997. The Company has minimal stockholders' equity of $2,372,475 and minimal working capital of $678,823 as of December 31, 1997. Although the Company received its first revenue in February 1998, the Company expects to continue to incur significant losses through at least December 31, 1998, primarily due to expenditures associated with the marketing and development of its proprietary automatic speech recognition and related technologies. These factors, as well as the risk factors set out elsewhere in the Company's Annual Report on Form 10-K, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to fund the operations of the Company through proceeds from additional sales of equity securities (see Note
13).

CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, fonix systems corporation ("fonix systems"), which is the primary operating entity in the consolidated group. All significant intercompany balances and transactions have been eliminated in consolidation.

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid short-term investments with a maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets as follows:

        Furniture and fixtures                                 5 years
        Computer equipment                                     3 to 5 years
        Leasehold improvements                                 8 years

Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are included in the consolidated statements of operations in the year of disposition.

INTANGIBLE ASSETS - Intangible assets consist of the direct costs incurred by the Company in applying for patents on its technologies. Amortization is computed on a straight-line basis over the estimated useful life of five years.

RESEARCH AND DEVELOPMENT - All expenditures for research and development are charged to research and development expense as incurred. The Company incurred total research and development expenses of $7,066,294, $4,758,012 and $2,704,165 for the years ended December 31, 1997, 1996 and 1995, respectively.

CONCENTRATION OF CREDIT RISKS - The Company's cash and cash equivalents are maintained in bank deposit accounts which exceed federally insured limits. The Company has not experienced any losses with respect to these deposits and believes it is not exposed to any significant credit risk on cash and cash equivalents.

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET LOSS PER COMMON SHARE - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. At December 31, 1997, 1996 and 1995 there were outstanding common stock equivalents to purchase 8,223,623, 2,450,000 and 410,000 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing
the net loss per common share.   Net loss per common share amounts and share
data have been restated for all periods presented to reflect basic and diluted per share presentations.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended December 31, 1997, 1996 and 1995.

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           1997                     1996                      1995
                                               ------------------------   -----------------------   -----------------------
                                                              Per Share                 Per Share                 Per Share
                                                               Amount                    Amount                    Amount
                                                   Loss       ---------      Loss       ---------      Loss       ---------
                                               ------------               -----------               -----------
   Loss before extraordinary items             $(21,572,084)              $(7,829,508)              $(6,345,897)
   Preferred stock dividends                     (2,721,991)                        -                         -
                                               ------------               -----------               -----------
   Loss attributable to common stockholders
      before extraordinary items                (24,294,075)  $   (0.57)   (7,829,508)  $   (0.21)   (6,345,897)  $   (0.30)
    Extraordinary items:
      Loss on extinguishment of debt               (881,864)      (0.02)            -           -             -           -
      Gain on forgiveness of debt                         -           -             -           -        30,548       (0.00)
                                               ------------   ---------   -----------   ---------   -----------   ---------
     Net loss attributable to common
        stockholders                           $(25,175,939)  $   (0.59)  $(7,829,508)  $   (0.21)  $(6,315,349)  $   (0.30)
                                               ============   =========   ===========   =========   ===========   =========

     Weighted average common shares
         outstanding                             42,320,188                36,982,610                21,343,349
                                               ============               ===========               ===========

INCOME TAXES - The Company recognizes deferred income tax assets or liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred income tax assets or liabilities are determined based upon the difference between the financial and income tax bases of assets and liabilities using enacted tax rates expected to apply when differences are expected to be settled or realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The book value of the Company's financial instruments approximates fair value. The estimated fair values have been determined using appropriate market information and valuation methodologies.

RECLASSIFICATIONS - Certain reclassifications have been made to the prior years' financial statements to conform with the current year presentation.

2.  CERTIFICATE OF DEPOSIT

At December 31, 1997 and 1996, the Company maintained a $20,000,000 short-term certificate of deposit at a bank which is included in cash and cash equivalents. The certificate bore interest at 5.50 percent and 4.75 percent at December 31, 1997 and 1996, respectively. Interest is payable monthly. This certificate is pledged as collateral on a revolving note payable (see Note 5).

3.  NOTES RECEIVABLE

At December 31, 1997, the Company had a short-term unsecured, non-interest bearing note receivable from an unrelated entity in the amount of $500,000. This note receivable was issued in connection with the Company's intended acquisition of that entity (see Note 13).

At December 31, 1997, the Company had a short-term unsecured, demand note receivable from an unrelated entity in the amount of $100,000. Interest begins to accrue at six percent per year on the date the Company demands payment. This note receivable was issued in connection with the Company's intended acquisition of that entity. This note is payable 90 days following demand by the Company in the event both parties agree that the acquisition will not proceed. Subsequent to December 31, 1997, the Company has advanced an additional $300,000 under similar terms.

At December 31, 1996, the Company had an unsecured note receivable from an unrelated third party in the amount of $1,000,000 which bore interest at 12% per annum and was due and payable thirty days after written notice from the Company. Payment on this note was received in full during 1997.

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                                          1997          1996
                                                       ----------    ----------
    Furniture and fixtures                             $  640,992    $  602,620
    Computer equipment                                  1,321,016       687,987
    Leasehold improvements                                 69,371        69,371
                                                       ----------    ----------

    Less accumulated depreciation and amortization      2,031,379     1,359,978
                                                         (464,100)      (80,232)
                                                       ----------    ----------

       Net property and equipment                      $1,567,279    $1,279,746
                                                       ==========    ==========

5.  REVOLVING NOTES PAYABLE


At December 31, 1997 and 1996, the Company has a revolving note payable to a bank in the amount of $18,612,272 and $16,377,358, respectively. Borrowings under the revolving note payable are limited to $20,000,000. The weighted average outstanding balance during 1997 and 1996 was $18,861,104 and $11,786,889, respectively. The weighted average interest rate was 5.94 percent and 5.80 percent during 1997 and 1996, respectively. This note is due April 29, 1998, bore an interest rate of 6.50 percent at December 31,1997, and is secured by a certificate of deposit in the amount of $20,000,000 (see Note 2). This revolving note is renegotiated quarterly and interest is payable monthly. The Company plans to continue renewing the note indefinitely.

The Company has an unsecured revolving note payable to a company owned by three individuals who are executive officers and directors of the Company and who each beneficially own more than 10 percent of the Company's common stock. At December 31, 1997, $551,510 in principal and $22,243 in accrued interest was outstanding under this revolving note payable. The weighted average balance outstanding during the borrowing period was $555,407. This revolving note is payable on demand and bears interest at an annual rate of 12 percent. The maximum amount outstanding under this revolving note was $1,550,000 in 1997. In connection with this revolving note, the Company accrued a loan fee of $93,000 payable to the related entity. To date, no interest has been paid on the note. Subsequent to December 31, 1997, the principal balance has been reduced to $37,853. The Company believes the terms of the related-party revolving note payable are at least as favorable as the terms that could have been obtained from an unrelated third party in a similar transaction.

6.  CONVERTIBLE DEBENTURES

SERIES A CONVERTIBLE DEBENTURE - On October 23, 1995, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Beesmark Investments, L.C., a Utah limited liability company controlled by an individual who assumed a position on the Company's board of directors in connection with the execution of the Securities Purchase Agreement. Under the Securities Purchase Agreement, the Company issued a Series A Convertible Debenture in the amount of $500,000. The debenture was originally due October 23,1996 and was subsequently extended to October 23, 1997 and then to October 23, 1998. The debenture bore an annual interest rate of 5 percent. On September 25, 1997, the debenture was converted into 166,667 shares of Series A Preferred Stock.

SERIES B CONVERTIBLE DEBENTURES - On June 18, 1997, the Company entered into a Convertible Debenture Purchase Agreement (the "Agreement") whereby an unrelated investment entity agreed to purchase up to an aggregate principal amount of $10,000,000 of the Company's Series B Convertible Debentures. The debentures were due June 18, 2007,

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

bore interest at 5 percent and were convertible into shares of the Company's common stock at anytime after issuance at the holder's option. The debentures were convertible into shares of the Company's common stock at the lesser of $6.81 or the average of the per share market value for the five trading days immediately preceding the conversion date multiplied by 90 percent for any conversion on or prior to the 120/th/ day after the original issue date and 87.5 percent for any conversion thereafter. On June 18, 1997, the Company received $3,000,000 in proceeds related to the issuance of Series B Convertible Debentures. Using the conversion terms most beneficial to the investor, the Company recorded a prepaid financing cost of approximately $427,900 in connection with the debenture to be amortized as additional interest expense over the 120 day period commencing June 18, 1997. As part of the same transaction, the Company also issued to the investor a warrant to purchase up to 250,000 shares of common stock at any time prior to June 18, 2002, at the exercise price of $8.28 per share. The Company recorded the fair value of the warrants, totaling $897,750, as a charge to interest expense. The fair value of the warrants was determined as of the date of grant using the Black-Scholes pricing model assuming the following: dividend yield of 0 percent; expected volatility of 65 percent; risk free interest rate of 5.9 percent and an expected life to exercise of 5 years. On July 31, 1997 and September 26,1997, $500,000 and $350,000 of the Series B Convertible Debentures together with interest earned thereon were converted into 87,498 and 58,249 shares of common stock, respectively.

Effective September 30, 1997, the Company and the Series B Convertible Debenture holders agreed to modify the Agreement to provide that the holders exchange all then outstanding debentures in the amount of $2,150,000 and accrued interest thereon in the amount of $28,213 into 108,911 shares of Series B Preferred Stock that would have essentially the same terms as the debentures and that any additional purchases under the Agreement would be for the purchase of Series B Preferred Stock. In connection with the extinguishment of the Series B Convertible Debenture and the issuance of Series B Preferred Stock, the Company recorded all unamortized prepaid financing costs as a loss on extinguishment of debt. Also in connection with this modification, the Company issued an additional warrant to purchase up to 175,000 shares of common stock at any time prior to October 24, 2002, at the exercise price of $7.48 per share. In connection with the issuance of that warrant, the Company recorded the fair value of the warrant, totaling $661,850 as an additional loss on extinguishment of debt. The fair value of the warrants was determined as of the date of the grant using the Black-Scholes pricing model assuming the following: dividend yield of 0 percent; expected volatility of 65 percent; risk free interest rate of 5.8 percent and expected life to exercise of 5 years.

7.  STOCKHOLDERS' EQUITY

COMMON STOCK - During the year ended December 31, 1997, the Company issued 1,957,312 shares of common stock. Of such shares, 150,000 were issued to an unrelated private investor, 265,000 were issued upon the exercise of previously granted warrants and options, 145,747 were issued upon conversion of convertible debentures, 804,065 were issued upon the conversion of convertible preferred stock and 592,500 were issued to unaffiliated individuals for services rendered valued at $3,812,971.

During the year ended December 31,1996, the Company issued 11,741,242 shares of common stock to unrelated private investors pursuant to various stock purchase agreements and 60,000 shares were issued upon the exercise of warrants. In connection with these stock issuances, the Company issued 420,000 shares of common stock valued at $901,520 as payment of finders' fees to unrelated third parties.

During the year ended December 31, 1995, the Company issued a total of 11,209,168 shares of common stock. Of this total, 6,442,538 shares were issued to unrelated private investors pursuant to various stock purchase agreements. A total of 516,630 shares were issued for non-cash consideration including cancellation of $187,621 of accounts payable and $167,750 for services rendered. An additional 4,250,000 shares were issued upon exercise of warrants.

PREFERRED STOCK - In 1995, the Company's board of directors adopted a resolution to amend the articles of incorporation to provide for the issuance of preferred stock and give the board of directors authority to fix the rights, preferences and

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restrictions of any series of preferred stock. At the same time, the board of directors established a class of Series A Preferred Stock. In August 1997, a majority of the shareholders of the Company authorized an amendment to the Company's certificate of incorporation authorizing and approving the issuance of preferred stock in such series and having such terms and conditions as the Company's board of directors may designate. The amendment became effective September 24, 1997. Subsequent to the approval of rights and preferences of Series A Preferred Stock, the Company's board of directors adopted resolutions establishing Series B Preferred Stock and Series C Preferred Stock in connection with certain capital fund raising.

SERIES A PREFERRED STOCK - In September 1997, the Series A Convertible Debenture was converted into 166,667 shares of Series A Preferred Stock. The holder of the Series A Preferred Stock has the same voting rights as common stockholders, has the right to elect one person to the board of directors and receives a one time preferential dividend of $2.905 per share of Series A Preferred Stock prior to the payment of any dividend on any class or series of stock. At the option of the holder, each share of Series A Preferred Stock is convertible into one share of common stock and in the event that the common stock price has equaled or exceeded $10 for a fifteen day period, the Series A Preferred Stock shares are automatically converted into common stock. In the event of liquidation, the holder is entitled to a liquidating distribution of $36.33 per share and a conversion of Series A Preferred Stock at an amount equal to 1.5 shares of common stock for each share of Series A Preferred Stock.

SERIES B PREFERRED STOCK - Effective September 30, 1997, the Company and the Series B Convertible Debenture holders agreed to modify the Agreement to provide that the holders exchange all then outstanding debentures in the amount of $2,150,000 and accrued interest thereon in the amount of $28,213 into 108,911 shares of Series B Preferred Stock. Dividends accrue on the stated value ($20 per share) of Series B Preferred Stock at a rate of 5 percent per year, are payable quarterly in cash or common stock, at the option of the Company, and are convertible into shares of the Company's common stock at anytime after issuance at the holders' option. In the event of liquidation, the holders of the Series B Preferred Stock are entitled to an amount equal to the stated value plus accrued but unpaid dividends whether declared or not. The holders of Series B Preferred Stock have no voting rights. The Series B Preferred Stock, together with dividends accrued thereon, may be converted into shares of the Company's common stock at the lesser of $6.81 or the average of the per share market value for the five trading days immediately preceding the conversion date multiplied by 90 percent for any conversion on or prior to the 120/th/ day after the original issue date and 87.5 percent for any conversion thereafter. Using the conversion terms most beneficial to the holder, the Company recorded a dividend of $219,614 which represents a discount of 10 percent, which is available to the holder upon issuance. The additional 2.5 percent discount of $68,509 was amortized as a dividend over the remaining days in the original 120 vesting period the Series B Convertible Debentures. Prior to the actual issuance of the Series B Preferred Stock in exchange for the outstanding balance under the debenture, the holder converted the balance of $2,150,000, and related dividends, into 431,679 shares of common stock.

On October 24, 1997, the Company sold an additional 125,000 shares of Series B Preferred Stock for $2,500,000 less $145,000 in related offering costs. Using the conversion terms most beneficial to the holder, the Company recorded a dividend of $576,667 which represents a discount of 10 percent, which is available to the holder on or before 120 days subsequent to closing. A 2.5 percent discount of $87,905 is being amortized as a dividend over 120 days. As a condition for issuing convertible preferred stock, the holder was granted a put option by SMD, L.L.C. ("SMD"), a company which is controlled by three shareholders who are officers of fonix. The put option requires SMD to purchase the Series B Preferred Stock from the holder at the holder's option but only in the event that the common stock of fonix is removed from listing on the Nasdaq Small Cap Market or any other national securities exchange. In addition, fonix has not entered into any type of agreement which would require fonix to reimburse SMD should SMD be required to purchase the Series B Preferred Stock from the holder. In connection with this put option, the Company recorded a financing expense and a corresponding capital contribution of $125,000. As of December 31, 1997, 97,500 of the Series B Preferred Stock and dividends earned thereon had been converted into 355,188 shares of common stock. In January

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1998, the remaining 27,500 shares of Series B Preferred Stock and dividends earned thereon were converted into 193,582 shares of common stock.

SERIES C PREFERRED STOCK - Effective September 30, 1997, the Company entered into an agreement with an unrelated investment entity whereby that entity agreed to purchase 187,500 shares of the Company's Series C Preferred Stock for $3,750,000. The cash purchase price was received in October 1997. Dividends accrue on the stated value ($20 per share) of Series C Preferred Stock at a rate of 5 percent per year, are payable quarterly in cash or common stock, at the option of the Company, and are convertible into shares of the Company's common stock at anytime after issuance at the holders' option. In the event of liquidation, the holders of the Series C Preferred Stock are entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series C Preferred Stock have no voting rights. The Series C Preferred Stock, together with dividends accrued thereon, may be converted into shares of the Company's common stock at the lesser of $5.98 or the average of the five lowest closing bid prices for the 15 trading days preceding the date of any conversion notice multiplied by 91 percent for any conversion on or prior to the 120/th/ day after the original issue date, 90 percent for any conversion between 121 and 180 days and 88 percent for any conversion thereafter. Using the conversion terms most beneficial to the holder, the Company recorded a dividend of $1,060,718 which represents a discount of 9 percent, which is available to the holder on or before 120 days subsequent to closing. The additional 3 percent discount of $164,002 is being amortized as a dividend over 180 days. As a condition for issuing convertible preferred stock, the Series C Preferred Stockholder was granted a put option by SMD. The put option requires SMD to purchase the Series C Preferred Stock from the holder at the holder's option but only in the event that the common stock of fonix is removed from listing on the Nasdaq Small Cap Market or any other national securities exchange. In addition, fonix has not entered into any type of agreement which would require fonix to reimburse SMD should SMD be required to purchase the preferred stock from the holder. In connection with this put option, the Company recorded a financing expense and a corresponding capital contribution of $375,000. Associated with the issuance of the Series C Preferred Stock, the Company issued a warrant to purchase up to 200,000 shares of common stock at any time prior to October 24, 2000, at the exercise price of $7.18 per share. The Company recorded the fair value of the warrant of $600,000 as determined as of October 24,1997 using the Black-Scholes pricing model assuming the following: dividend yield of 0 percent; expected volatility of 65 percent; risk free interest rate of 5.8 percent and expected life to exercise of 3 years. During the year ended December 31, 1997, the Company issued 17,198 shares of common stock upon conversion of 2,500 shares of Series C Preferred Stock and related accrued dividends. Subsequent to December 31, 1997, the balance of 185,000 shares of Series C Preferred Stock and related dividends were converted into 1,295,699 shares of the Company's common stock.

REGISTRATION RIGHTS AND RESERVED SHARES - During 1997, the Company entered into an amended and restated registration rights agreement with investors under which the Company agreed to register the common stock issuable upon the conversion of all series of preferred stock and the exercise of warrants. The Company covenanted to reserve out of its authorized and unissued shares of common stock no less than that number of shares that would be issuable upon the conversion of all series of preferred stock and any dividends then payable in stock thereon and the exercise of warrants. As of December 31, 1997, the Company had reserved 1,655,948 shares of common stock for this purpose.

STOCK OPTIONS - On March 10, 1997, the Company's board of directors approved the 1997 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance is 7,500,000. The plan is administered by a committee consisting of two or more directors of the Company. The exercise price of such options is the closing market price of the stock on the date the options are granted. The option term is ten years from the date of grant. As of December 31, 1997, the number of shares available for granting under this plan is 1,511,000.

In April 1996, the Company's board of directors approved the 1996 Directors' Stock Option Plan, under which the aggregate number of shares authorized for issuance is 5,400,000. The shareholders of the Company approved the plan at their annual meeting in July 1996. The plan is administered by a committee consisting of two or more directors of

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company. The plan provides that each director shall receive options to purchase 200,000 shares of common stock for services rendered as a director during each entire calendar year or portion of a calendar year in excess of six months. The exercise price of such options is the closing market price of the stock on the date options are granted. The option term is ten years from date of grant. As of December 31, 1997, the number of shares available for granting under this plan is 1,000,000.

In April 1996, the Company's board of directors approved a Long-Term Stock Investment and Incentive Plan for officers, key employees and other persons acting on behalf of the Company under which the aggregate number of shares authorized for issuance is 900,000 shares. The exercise price of such options is the closing market price of the stock on the date the options are granted. The term of the plan is ten years and options are subject to a three-year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised each year. As of December 31, 1997, the number of shares available for granting under this plan is 709,000.

A summary of options granted under the Company's various stock option plans for the years ended December 31, 1997 and 1996 is presented below (no options were issued or outstanding during 1995):

                                                                1997                  1996
                                                       ---------------------  -------------------
                                                                    WEIGHTED             WEIGHTED
                                                                    AVERAGE              AVERAGE
                                                         STOCK      EXERCISE    STOCK    EXERCISE
                                                        OPTIONS     PRICE      OPTIONS   PRICE
                                                       ----------   --------  ---------  --------
     Total options outstanding at beginning of year
           Granted                                      4,626,000      $4.07          -     $   -
           Exercised                                    6,009,000       6.38  4,626,000      4.07
           Forfeited                                      (15,000)      2.97          -         -
           Canceled                                       (30,000)      7.66          -         -
                                                          (25,000)      5.00          -         -
                                                       ----------             ---------
     Total options outstanding at end of year          10,565,000       5.38  4,626,000      4.07
                                                       ==========             =========

     Total options exercisable at end of year           5,392,675       5.05  2,000,000      4.06
                                                       ==========             =========

     Weighted average fair value of options granted
       during the year                                                 $6.38                $4.07

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of options outstanding and options exercisable under the Company's various stock option plans at December 31, 1997 and 1996 is presented below (no options were issued or outstanding during 1995):

            OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
-------------------------------------------------  ---------------------
                             WEIGHTED
                             AVERAGE     WEIGHTED               WEIGHTED
  RANGE OF                   REMAINING   AVERAGE                AVERAGE
EXERCISABLE      NUMBER     CONTRACTUAL  EXERCISE    NUMBER     EXERCISE
  PRICES       OUTSTANDING     LIFE       PRICE    EXERCISABLE   PRICE
-------------  -----------  -----------  --------  -----------  --------
 $2.97-3.66        140,000   8.3 years      $3.61       60,669     $3.55
  4.06           4,400,000   8.3 years       4.07    3,200,000      4.07
  5.00-6.50      5,715,000   9.6 years       6.33    1,828,672      6.48
  7.13-8.50        310,000   9.2 years       7.17      303,334      7.15
                ----------                           ---------
  2.97-8.50     10,565,000   9.0 years      $5.38    5,392,675     $5.05
                ==========                           =========

The Company accounts for its stock option plans as they relate to employees and directors under Accounting Principles Board Opinion No. 25, and therefore, no compensation expense has been recognized in the accompanying consolidated statements of operations. Had compensation expense for these options been determined in accordance with the method prescribed by Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation", the Company's net loss per common share would have been increased to the pro forma amounts indicated below for the years ended December 31, 1997, 1996 and 1995:

                                                     1997          1996          1995
                                                 -----------   -----------    ----------
Net loss attributable to common stockholders:
  As reported                                    $25,175,939   $ 7,829,508    $6,315,349

  Pro forma                                       48,870,670    20,289,706     6,486,254

Basic and diluted net loss per common share:
  As reported                                    $     (0.59)  $     (0.21)   $    (0.30)

  Pro forma                                            (1.15)        (0.55)        (0.30)

The fair value of options and warrants is estimated on the date granted using the Black-Scholes pricing model with the following weighted-average assumptions used for grants during 1997, 1996 and 1995:

Risk-free interest rate of 5.6 percent, 6.5 percent and 6.0 percent for 1997, 1996 and 1995, respectively; expected dividend yield of 0 percent for 1997, 1996 and 1995; expected exercise lives of 5 years, 10 years and 3 years for 1997, 1996 and 1995, respectively; expected volatility of 75 percent, 103 percent and 205 percent for 1997, 1996 and 1995, respectively. The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change the estimated fair value amounts could be significantly different.
The pro forma net loss attributable to common stockholders for 1996 of $20,289,706 has been adjusted from the amount reported in the prior year to reflect a change in the Company's assumptions used to compute the estimated fair value of the options.

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

WARRANTS - A summary of warrants granted by the Company during the years ended December 31, 1997, 1996 and 1995 is presented below:

                                                        1997                  1996                 1995
                                               ---------------------  ------------------  ----------------------
                                                           WEIGHTED             WEIGHTED               WEIGHTED
                                                           AVERAGE              AVERAGE                AVERAGE
                                                           EXERCISE             EXERCISE               EXERCISE
                                                SHARES       PRICE    SHARES     PRICE      SHARES       PRICE
                                               ---------   ---------  -------   --------  ----------   ---------
     Total outstanding at beginning of year      450,000       $1.50  410,000      $0.93     155,000       $0.50
      Granted                                    975,000        6.92  100,000       3.24   4,505,000        0.51
      Exercised                                 (250,000)       1.40  (60,000)      0.50  (4,250,000)       0.47
                                               ---------              -------             ----------

     Total outstanding at end of year          1,175,000        6.39  450,000       1.63     410,000        0.93
                                               =========              =======             ==========

     Total exercisable at end of year          1,175,000        6.39  450,000       1.63     410,000        0.93
                                               =========              =======             ==========


VOTING TRUST - As of December 31, 1997, 25,657,749 shares of the Company's outstanding common stock were deposited in a voting trust (the "Voting Trust") as to which the President and Chief Operating Officer of the Company is the sole trustee. Persons who have deposited their shares of the Company's common stock into the Voting Trust have dividend and liquidation rights in proportion to the number of shares of the Company's common stock they have deposited in the Voting Trust, but have no voting rights with respect to such shares. All voting rights associated with the shares deposited into the Voting Trust are exercisable solely and exclusively by the trustee of the Voting Trust. The Voting Trust expires, unless extended according to its terms, on the earlier of September 30, 1999 or any of the following events: (i) the trustee terminates it; (ii) the participating stockholders unanimously terminate it; or (iii) the Company is dissolved or liquidated.

8.  RELATED-PARTY  TRANSACTIONS

Studdert Companies Corp.

Studdert Companies Corp. ("SCC") is a Utah corporation that provides investment and management services. The officers, directors and owners of SCC are directors and executive officers of the Company and each of whom beneficially owns more than ten percent of the Company's issued and outstanding Common Stock. Between June 1994, when the Company commenced its present business of developing its ASRT, and April 30, 1996, the Company did not pay or award any compensation in any form directly to the Company's executive officers. Rather, in June 1994, the Company entered into an Independent Consulting Agreement (the "SCC Agreement") with SCC pursuant to which SCC rendered certain management and financial services to the Company.

Pursuant to the SCC Agreement, between January and July 1995, SCC invoiced the Company for services rendered. By July 1995, the Company owed SCC approximately $1,417,000 pursuant to the terms of the SCC Agreement. On July 31, 1995, the Company issued warrants to purchase up to 3,700,000 shares of the Company's common stock to SCC. The purchase price of the warrants was $.033 per share of common stock, or an aggregate of $122,100. On August 11, 1995, SCC exercised the warrants at an exercise price of $.35 per share. Both the $122,100 purchase price and the $1,295,000 aggregate exercise price for the warrants were satisfied by the cancellation of amounts invoiced to the Company by SCC pursuant to the SCC Agreement during the fiscal year ended December 31, 1994 and the period between January 1, 1995 and August 11, 1995. Such cancellation was accomplished on a dollar-for-dollar basis.

Between August 1995 and October 1995, SCC continued to invoice the Company for its $50,000 monthly management fee. On October 23, 1995, the Company entered into an investment agreement (the "Beesmark Agreement") with Beesmark. In connection with the Company's execution of the Beesmark Agreement, SCC and the Company collaterally

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

agreed that any then accrued but unpaid balance due to SCC for management services rendered under the SCC Agreement would be placed on "conditional status" and deferred until the Company successfully completed certain developmental milestones set forth in the Beesmark Agreement, at which time such amounts would be due and payable in full. With respect to management services to be rendered by SCC after the closing of the Beesmark Agreement, SCC agreed that the Company would pay only $30,000 of the monthly invoiced $50,000, the balance to be placed on conditional status. Thus, of the total $600,000 invoiced to the Company by SCC during the year ended December 31, 1995, the Company paid SCC $90,000 in cash; $257,000 of accrued but unpaid amounts were placed on conditional status under the Beesmark Agreement; and $253,000 was canceled in partial payment of the exercise price of the SCC Warrants. In addition to the amounts invoiced by SCC for management fees during the 1995 fiscal year, the Company also reimbursed SCC for actual expenses incurred in the amount of $337,405. Thus, at December 31, 1995, the Company owed SCC $257,000 in management fees, all of which was on conditional status under the terms of the Beesmark Agreement and was payable to SCC only in the event that the Company achieved the developmental milestones set forth in the Beesmark Agreement. At December 31, 1995, the Company also owed SCC $3,825 for expenses incurred. Additionally, during the year ended December 31, 1995, SCC charged a total of $70,915 in capital raising fees to the Company. Of that amount, $49,576 was written off by SCC in connection with the Beesmark Agreement, and $21,339 was paid to SCC.

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

Related-party transactions with SCC not otherwise disclosed herein for the years ended December 31, 1997, 1996 and 1995 were as follows:

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      1997        1996        1995
                                    --------   ----------   --------
        Expenses:
         Management fees            $      -   $  200,000   $600,000
         Interest                          -            -      8,881
         Rent                         77,203       52,000     24,000

        Liabilities:
         Accounts payable                  -      411,743          -
         Accrued liabilities         459,502    1,350,000          -

The Company rents office space under a month-to-month lease from SCC and the lease from SCC is guaranteed by the officers, owners and directors of SCC. The Company believes the terms of the related-party lease are at least as favorable as the terms that could have been obtained from an unaffiliated third party in a similar transaction.

Cancellation of Debt By SCC and A Director and Executive Officer

In connection with the Beesmark Agreement, SCC and the Company entered into a collateral agreement whereby SCC agreed that it would cancel principal debt of $135,368 and accrued interest of $19,298 owed by the Company to SCC in connection with a promissory note executed by PTI and assumed by the Company at the time of the merger of PTI with and into a subsidiary of the Company. In another collateral agreement, the Company and a director and executive officer of the Company, agreed that the Company would cancel principal debt of $286,493 and accrued interest of $65,715 due to the director and executive officer under a promissory note initially made by PTI and assumed by the Company at the time of the merger of PTI with and into a subsidiary of the Company.

Beesmark Investments, L.C.

On October 23, 1995, the Company, Beesmark and a director entered into the Beesmark Agreement. The director did not occupy such position when the Beesmark Agreement was negotiated and executed. The director also is a co-manager of and has an indirect pecuniary interest in a portion of Beesmark's assets. Pursuant to the Beesmark Agreement, Beesmark agreed to provide a total of $6,050,000 of funding to the Company over a period of approximately 11 months, provided that during that time the Company was able to timely meet, to Beesmark's satisfaction, specified developmental milestones. In return for the funding provided to Beesmark, the Company agreed to issue 11,562,500 shares of common stock at a price of $.48 per share and a $500,000 Series A Convertible Subordinated Debenture that is convertible into either 166,667 shares of Series
A Preferred Stock or 166,667 shares of the Company's common stock.   During the
year ended December 31, 1996, Beesmark paid all installments payable by Beesmark under the Beesmark Agreement, and the Company issued, in the increments specified, all of the securities issuable to Beesmark under the Beesmark Agreement.

K.L.S. Enviro Resources, Inc. and SMD, L.L.C.

Between May 1996 and August 1996, as part of the Company's short-term cash management policy, the Company entered into a series of loan transactions with KLSE, an entity which then was unaffiliated with the Company. The Company was introduced to KLSE by an unaffiliated third party. As of August 12, 1996, the Company had loaned to KLSE a total of $1,900,000, which loans were due upon demand, bore interest at the rate of 12% per annum, required the payment of certain loan origination fees, and were secured by substantially all of the assets of KLSE, except its real property. The first of the loans from the Company in the amount of $710,000 was made on May 16, 1996 and the last advance prior to August 12, 1996, in the amount of $590,000, was made on July 16, 1996. Pursuant to the terms of the promissory note representing the $710,000 advanced by the Company to KLSE in May 1996, all or part of the balance due under that note was convertible at the option of the holder of the note to 2,366,667 shares of the restricted common

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock of KLSE at the rate of $.30 per share. Similarly, the remaining $1,190,000 owed to the Company, represented by four separate promissory notes, was convertible into a total of 2,975,000 shares of KLSE restricted Common Stock at the rate of $.40 per share. KLSE also entered into a registration rights agreement with the Company. In connection with that course of financing, a director and executive officer of the Company assumed a position on KLSE's board of directors, effective July 10, 1996.

On September 30, 1996, SMD, L.L.C., a company owned by directors and officers of the Company, advanced debt financing (the "SMD Loan") to KLSE in the amount of $1,673,730. The SMD Loan was due on demand, bore interest at the rate of 12% per annum and was secured by the assets of KLSE, except its real property. The proceeds of the SMD Loan enabled KLSE to pay the Company $1,673,700 in satisfaction of all then-outstanding balances due the Company except a balance of $272,156 due and owing under the first promissory note from KLSE to the
Company in the amount of $710,000.   In return for the provision of the SMD Loan
to KLSE, SMD acquired warrants to purchase 6,600,000 shares of KLSE restricted Common Stock at the exercise price of $.40 per share. Such warrants have never been exercised and no gain has been realized thereon by SMD.

Based upon certain changed circumstances at KLSE, on October 29, 1996, the Company made an additional loan of $200,000 to KLSE. That additional advance was repaid in full, with accrued interest, by KLSE on December 24, 1996. Also, on December 31, 1996 the Company sold for cash and assigned $270,000 of the balance due under the $710,000 promissory note to Ballard Investment Company, a Utah limited partnership unaffiliated with the Company. Also, on December 31, 1996, KLSE paid the Company the balance of approximately $10,500 due and owing under the $710,000 promissory note. Thus, as of December 31, 1996, KLSE was not indebted to the Company in any amount nor did the Company have any beneficial interest in KLSE.

SMD

From September 4, 1997, through October 15, 1997 and again on December 31, 1997, the Company borrowed funds from SMD pursuant to a revolving, unsecured promissory note, bearing interest at the rate of 12% per annum. The aggregate of all amounts loaned under the note was $2,000,000 and the highest outstanding balance at any one time was $1,550,000. All amounts have been repaid, together with $5,542.14 in interest. The loan and its terms were approved by the independent members of the board of directors of the Company.

On March 19, 1998, the Company granted an aggregate of 450,000 stock options to the three executive officers who also own SMD. These options have a ten-year life and an exercise price of $5.16 per share.

Synergetics

A director and the chief operating officer of the Company, is also one of seven directors of Synergetics. In addition, three executive officers and directors of the Company own shares of the common stock of Synergetics, although such share ownership in the aggregate constitutes less than 5% of the total shares of Synergetics common stock issued and outstanding (see Note 9).

VIA

A director and executive officer of the Company is also the founder and president of Voice Information Associates, Inc. ("VIA"), a consulting group providing strategic technical, market evaluation, product development and corporate information to the speech recognition industry. During 1997, the Company paid approximately $110,000 in consulting fees to VIA for services provided to the Company.

Other Transactions

During 1996, disinterested members of the Company's board of directors authorized the Company to reimburse certain officers for all taxes payable by the officers in conjunction with the 1995 exercise of 3,700,000 warrants by a company owned by the officers. The total amount authorized to be reimbursed was $1,150,000 in 1997 and $1,350,000 in 1996. As of December 31, 1997, the Company
had paid $2,159,484 of the authorized reimbursements. The balance of the liability is included in accrued expenses-related party in the accompanying 1997 consolidated balance sheet.

9.  RESEARCH AND DEVELOPMENT

In October 1993, the Company entered into an agreement with Synergetics, Inc.(the "Synergetics Agreement"), a research and development entity, whereby Synergetics was to develop certain technologies related to the Company's

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

automated speech recognition technology ("ASRT"). The president of the Company is one of seven members of the board of directors of Synergetics, and three executive officers, directors and 10 percent beneficial owners of the Company own less than five percent of the common stock of Synergetics. Under the terms of the Synergetics Agreement, as subsequently modified, the Company acquired intellectual property rights, technologies and technology rights that were developed by Synergetics. The Company agreed to provide all funding necessary for Synergetics to develop commercially viable technologies. There was no minimum requirement or maximum limit with respect to the amount of the funding to be provided by the Company. However, under the terms of the Synergetics Agreement, the Company is obligated to use its best efforts in raising the necessary funding for the engineering, development and marketing of the ASRT. As part of the Synergetics Agreement, the Company agreed to pay Synergetics a royalty of 10 percent of gross revenues from sales of its ASRT (the "Royalty"). As of December 31, 1997, the Company had not yet licensed or sold its technologies, and consequently, had not made any royalty payments. Under the terms of the Synergetics Agreement, the Company paid to Synergetics $2,819,427, $4,758,012, and $2,704,165 in 1997, 1996 and 1995, respectively, for research and development efforts.

Until March 1997, Synergetics had compensated its engineers, employees, members of its development team, and other financial backers (collectively, the "Developers"), in part, with the issuance of "Project Shares" granting the holders of such shares the right, within limits, to share pro rata in future royalty payments. In addition to issuance of Project Shares, Synergetics had made advances to some members of its project team on a non-recourse basis. Repayment of the advances was secured by future disbursements under the Project Shares.

On March 13, 1997, the Company and Synergetics signed a Memorandum of Understanding (the "MOU") which manifested their agreement in principle that the Royalty should be canceled in exchange for the offering and issuance by the Company of warrants to purchase up to 4,800,000 shares of the Company's common stock. Certain of the employees and independent contractors then engaged by Synergetics became full-time employees or independent contractors of the Company. The majority shareholder and president of Synergetics, became a full-time consultant to the Company. Commencing on March 14, 1997, the Company has been conducting research and development of the ASRT at its own research facility staffed by its own employees, including some Developers who have been employees of the Company since March 14, 1997.

On April 6, 1998, the Company and Synergetics entered into the Royalty Modification Agreement, which provides for the Company to make an offer of exchange of the Company's warrants to purchase common stock with a $10 per share exercise price for the project shares at a rate of one warrant to purchase 800 common shares for each project share. The warrants are not exercisable until the earlier of (1) the date the Company's common stock is trading for a period of 15 consecutive trading days at a minimum of $37.50 per share or (2) September 30, 2000. The offer of the warrants cannot be made by the Company until a registration statement covering the total number of warrants issuable upon the exercise of the warrants has been declared effective by the U.S. Securities and Exchange Commission. Upon the tender to the Company of any Project Shares the related Royalty commitment will be canceled.


10.  INCOME TAXES

At December 31, 1997 and 1996, net deferred income tax assets, before considering the valuation allowance, totaled $15,746,597 and $7,830,697, respectively. The amount of and ultimate realization of the benefits from the deferred income tax assets is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to
the uncertainty of their realization.   Accordingly, there is no provision for
income taxes in the accompanying consolidated statements of operations. The net change in the valuation allowance was an increase of $7,844,007 for the year ended December 31, 1997.

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has available at December 31, 1997, unused federal net operating loss carryforwards of approximately $ 41,227,000 and unused state net operating loss carryforwards of approximately $41,606,000, which may be applied against future taxable income, if any, and which expire in various years from 2008 through 2012. The Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place.

The temporary differences and carryforwards which give rise to the deferred income tax assets (liabilities) as of December 31, 1997 and 1996 are as follows:

                                                                         1997                 1996
                                                                         ----                 ----
DEFERRED INCOME TAX ASSETS:
     Net operating loss carryforwards
       Federal                                                       $ 14,030,670        $ 5,737,199
       State                                                            1,312,988            884,388
     Research and development credits                                     275,927            551,980
     Payables to cash-basis related parties                                     -            153,580
     Accrued bonus liabilities                                            127,012            503,550
                                                                     ------------        -----------
     Total deferred income tax assets before valuation allowance       15,746,597          7,830,697

     Valuation allowance                                              (15,646,783)        (7,802,776)
                                                                     ------------        -----------
     Net deferred income tax assets                                        99,814             27,921
                                                                     ------------        -----------

DEFERRED INCOME TAX LIABILITIES:
     Depreciation                                                         (99,514)           (27,621)
     Intangibles                                                             (300)              (300)
                                                                     ------------        -----------
     Total deferred income tax liabilities                                (99,814)           (27,921)
                                                                     ------------        -----------
                                                                     $          -        $         -
                                                                     ============        ===========

A reconciliation of income taxes at the federal statutory rate to the Company's effective rate is as follows:

                                              1997       1996       1995
                                             ------     ------     ------
     Federal statutory income tax rate        34.0%      34.0%      34.0%
     State and local income tax rate,
        net of federal benefit                 3.3        3.3        3.3
     Valuation allowance                     (37.3)     (37.3)     (37.3)
                                             -----      -----      -----
     Effective income tax rate                   -%         -%         -%
                                             =====      =====      =====

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS - On November 1, 1996, the Company entered into employment contracts with three executive officers which expire on December 31, 2001. The minimum salary payments required on these contracts are as follows:

        Years ending December 31,
         -------------------------

                1998                    $1,024,750
                1999                     1,337,500
                2000                     1,750,000
                2001                     1,875,250
                                        ----------
                  Total                 $5,987,500
                                        ==========


Additionally, each executive officer is entitled to annual performance-based incentive compensation payable on or before December 31 of each calendar year during the contract term. During the first three years of the contract term, the performance-based incentive compensation is determined in relation to the market price of the Company's common stock, adjusted for stock dividends and splits. If the price of the Company's common stock maintains an average price equal to or greater than the level set forth below over a period of any three consecutive months during the calendar year, the performance-based incentive compensation will be paid in the corresponding percentage amount of annual base salary for each year as follows:

      Quarterly Average Stock Price         Percentage Bonus
      -----------------------------         ----------------

                $10.00                             30%
                $12.50                             35%
                $15.00                             40%
                $20.00                             45%
                $25.00+                            50%

In the event that, during the contract term, both a change of control occurs, and within six months after such change in control occurs, the executive's employment is terminated by the Company for any reason other than cause, death, or retirement, the executive shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within thirty days of termination.

LITIGATION - The Company is involved in various lawsuits, claims and actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company (see Note 13).

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OPERATING LEASE AGREEMENT - In October 1996, the Company entered into a long-term non-cancelable operating lease agreement for its research facility with an unrelated party. Future aggregate minimum obligations under this operating lease are as follows:

        Years ending December 31,
        -------------------------

                1998                        $  340,672
                1999                           340,672
                2000                           340,672
                2001                           340,672
                2002                           340,672
              Thereafter                       617,877
                                            ----------
                        Total               $2,321,237
                                            ==========

The Company incurred rental expense of $416,798 and $103,139 during 1997 and 1996, respectively, related to this lease.

CAPITAL LEASE OBLIGATION - Future minimum lease payments for equipment held under a capital lease arrangement as of December 31, 1997 are as follows:

        Years ending December 31,
        -------------------------

                1998                               $ 61,374
                1999                                 56,260
                                                   --------

 Total future minimum lease payments                117,634
 Less amount representing interest                  (16,084)
                                                   --------

 Present value of future minimum lease payments     101,550
 Less current portion                               (49,325)
                                                   --------

                                                   $ 52,225
                                                   ========

Total assets held under the capital lease arrangement were $150,208 with accumulated depreciation of $29,067 as of December 31, 1997.

12.  EMPLOYEE PROFIT SHARING PLAN

The Company has a 401 (k) profit sharing plan covering essentially all of its full-time employees. Under the plan, employees may reduce their salaries, in amounts allowed by law, and contribute the salary reduction amount to the plan on a pretax basis. The plan also allows the Company to make matching and profit sharing contributions as determined by the board of directors. To date, no matching or profit sharing contributions have been made by the Company.

13.  SUBSEQUENT EVENTS

EMPLOYMENT AGREEMENTS - In January 1998, the Company entered into employment contracts with two executives which expire in January 2001. The minimum annual salary payments required by these contracts total $405,000. In connection with these agreements, these individuals were granted options to purchase 355,000 shares of the Company's

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock at $3.34 per share. These options have a ten-year life and are subject to a three-year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised each year. One-third of the options are vested on the date of grant. In the event that, during the contract term, both a change of control occurs, and within six months after such change in control occurs, the executive's employment is terminated by the Company for any reason other than cause, death or retirement, the executive shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within thirty days of termination.

SIEMENS STATEMENT OF WORK - On February 11, 1998, the Company entered into its first Statement of Work agreement with Siemens Semiconductor Group of Siemens Aktiengesellschaft ("Siemens") pursuant to which the Company and Siemens will jointly pursue the development of Siemens integrated circuits incorporating the Company's technologies for use in certain telecommunications applications. The Company has received $2,691,066 from Siemens. Of this amount: (1) $1,291,712 was paid to the Company as a non-refundable payment to license certain automatic speech recognition technologies for which the Company has no further obligation; (2) $322,928 was paid to purchase warrants to acquire 1,000,000 shares of fonix restricted common stock at an average exercise price of $20 per share with expiration dates ranging from December 31, 1998 to December 31, 1999; and (3) $1,076,426 was paid to the Company to acquire shares of the Company's restricted common stock (the "Shares") at any time prior to March 12, 1998. The exercise period was subsequently extended to April 30, 1998. If Siemens elects not to acquire all or a part of the Shares on or prior to April 30, 1998, the $1,076,426 or any portion thereof not used to purchase all or a portion of the Shares will be a nonrefundable royalty payment. The purchase price of the Shares shall be the closing price of the stock on the day preceding the day on which Siemens notifies the Company of its election to purchase the Shares.

ISSUANCE OF STOCK - On March 11, 1998, the Company completed a private placement (the "Offering") of 6,666,666 shares of its restricted common stock to seven separate investment funds. The total purchase price to be paid by the investors pursuant to the Offering is $30,000,000. Of that amount, $15,000,000 was received by the Company on March 12, 1998, in return for which the Company issued a total of 3,333,333 shares of restricted stock. Finders' fees in the amount of $850,000 were paid in connection with the $15,000,000 received. The remainder of the purchase price is to be paid by the investors 60 days after the effectiveness of a registration statement that the Company will prepare and file with the Securities and Exchange Commission covering all of the restricted common stock to be issued in connection with the Offering, provided that, as of such date, certain conditions are satisfied. Specifically, such conditions include the following: (i) the registration statement covering all of the common stock to be issued is effective as of such date, (ii) the representation and warranties of the Company as set forth in the documents underlying the Offering shall be correct in all material respects, (iii) the market price of the Company's common stock shall exceed $4.50 per share, (iv) the dollar volume of trading in the Company's common stock for the 10-trading day period preceding such date shall equal or exceed $1,000,000, (v) there shall be at least 18 market makers for the Company's common stock, and (vi) there shall be no material adverse change in the Company's business or financial condition.

Additionally, the investors in the Offering will have certain "reset" rights pursuant to which the investors will receive additional shares of restricted common stock if the average market price of the Company's common stock for the 60-day periods following the initial closing date and the second funding date does not equal or exceed $5.40 per share. The number of additional shares that will be issued pursuant to such reset provisions will be determined by dividing
(x), the product of (A) the amount by which such 60-day average price is less than $5.40 and (B) the number of shares of common stock issued to the investor by, (y) the 60-day average price. The investors in the Offering also have certain first rights of refusal and other rights if the Company conducts other offerings in the near future with other investors and the terms of such other offerings are more advantageous to such other investors than the terms of the Offering.

LITIGATION - On March 11, 1998, an action (the "J&L Action") was filed against the Company in the Supreme Court of the State of New York for the County of New York by Jesup & Lamont Securities Corporation. The J&L Action alleges that the Company is obligated to pay a fee in excess of $1,200,000 plus 30,000 shares of the Company's restricted common stock in connection with the Offering. The Company has not yet filed an answer or other pleading in response

                            FONIX/(TM)/ CORPORATION
                         [A DEVELOPMENT STAGE COMPANY]
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the claims set forth in the J&L Action. Management and legal counsel of the Company believe that the J&L Action is without merit, and the Company intends to vigorously defend the action. There can be no assurance that the Company will prevail in the J&L Action, or that the pendency of the lawsuit will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonable determined, the Company has not accrued any potential losses.

ACQUISITION - The Company created a wholly owned subsidiary for the purpose of acquiring AcuVoice, Inc., a California corporation, in March 1998, which changed its name to AcuVoice, Inc. subsequent to the acquisition. AcuVoice, Inc. develops and markets text-to-speech or speech synthesis technologies and products directly to end-users, systems integrators and original equipment manufacturers for use in the telecommunications, multi-media, education and assistive technology markets. On March 13, 1998, the Company acquired 100 percent of the outstanding common stock of AcuVoice, Inc. for the issuance of 2,692,218 shares the Company's restricted common stock (having a market value of $16,995,972 on that date)and a cash payment of approximately $8,000,000. This acquisition will be accounted for as a purchase.

ISSUANCE OF STOCK OPTIONS - On March 19, 1998, the Company granted an aggregate of 450,000 stock options to three individuals who are executive officers and directors of the Company and who each beneficially own more than 10 percent of the Company's common stock. These options have a ten-year life and an exercise price of $5.16 per share.