Form 10-Q
period 1998-03-31
FONIX CORP
filed 1998-05-18
CIK 855585

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ______.

Commission file number    0-23862
                       ---------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

As of May 8, 1998, 51,313,739 shares of the issuer's Common Stock, par value $.0001 per share, were issued and outstanding.

                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The interim unaudited condensed consolidated financial statements required by Rule 10-01 of Regulation S-X follow immediately.

                               fonix corporation
                        [A Development Stage Company]

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                    March 31,       December 31,
                                                                      1998              1997
                                                                ---------------    ---------------
ASSETS
------
Current assets:
     Cash and cash equivalents                                  $   20,212,465     $   20,501,676
     Notes receivable                                                  250,000            600,000
     Interest and other receivables                                      9,332             14,919
     Prepaid assets                                                     69,411             32,094
                                                                ---------------    ---------------
         Total current assets                                       20,541,208         21,148,689

Property and equipment, net of accumulated depreciation of
  $612,314 and $464,100, respectively                                1,704,194          1,567,279

Intangible assets, net of accumulated amortization of
  $79,095 and $25,509, respectively                                  7,585,365            138,951

Other assets                                                            39,647             39,647
                                                                ---------------    ---------------
              Total assets                                      $   29,870,414     $   22,894,566
                                                                ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Revolving note payable                                     $   14,157,257     $   18,612,272
     Revolving note payable - related party                             36,909            551,510
     Accounts payable                                                  436,404            291,638
     Accrued liabilities                                               431,375            505,619
     Accrued liabilities - related party                               221,147            459,502
     Capital lease obligation - current portion                         51,191             49,325
                                                                ---------------    ---------------
         Total current liabilities                                  15,334,283         20,469,866

Capital lease obligation, net of current portion                        38,672             52,225
Advances (Note 9)                                                    1,076,426               -
                                                                ---------------    ---------------
              Total liabilities                                     16,449,381         20,522,091
                                                                ---------------    ---------------

Commitments and contingencies (Note 11)

Stockholders' equity:
     Preferred stock                                                   500,000          5,812,444
     Common stock                                                        5,130              4,358
     Additional paid-in capital                                     75,517,409         38,637,059
     Outstanding warrants                                            3,259,048          2,936,360
     Deficit accumulated during the development stage              (65,860,554)       (45,017,746)
                                                                ---------------    ---------------
              Total stockholders' equity                            13,421,033          2,372,475
                                                                ---------------    ---------------
              Total liabilities and stockholders' equity        $   29,870,414     $   22,894,566
                                                                ===============    ===============



   See accompanying notes to condensed consolidated financial statements.

                              fonix corporation
                        [A Development Stage Company]

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                                                            October 1,
                                                            Three Months Ended                 1993
                                                                 March 31,                (Inception) to
                                                      --------------------------------       March 31,
                                                           1998              1997              1998
                                                      --------------    --------------    --------------
Revenues                                              $   1,295,785     $        -        $   1,295,785
                                                      --------------    --------------    --------------
Expenses:
    Purchased in-process research and development        17,839,840              -           17,839,840
    Research and development                              2,701,203         1,610,058        20,638,496
    General and administrative                            1,425,443         1,293,391        23,672,113
                                                      --------------    --------------    --------------
         Total expenses                                  21,966,486         2,903,449        62,150,449
                                                      --------------    --------------    --------------
Loss from operations                                    (20,670,701)       (2,903,449)      (60,854,664)
                                                      --------------    --------------    --------------
Other income (expense):
    Interest income                                         271,477           305,549         2,863,544
    Interest expense                                       (311,924)         (265,563)       (4,164,467)
                                                      --------------    --------------    --------------
         Total other income (expense), net                  (40,447)           39,986        (1,300,923)
                                                      --------------    --------------    --------------

Loss before extraordinary items                         (20,711,148)       (2,863,463)      (62,155,587)

Extraordinary items:
    Loss on extinguishment of debt                             -                  -            (881,864)
    Gain on forgiveness of debt                                -                  -              30,548
                                                      --------------    --------------    --------------
Net loss                                              $ (20,711,148)    $  (2,863,463)    $ (63,006,903)
                                                      ==============    ==============    ==============

Basic and diluted net loss per common share           $       (0.46)    $       (0.07)
                                                      ==============    ==============



  See accompanying notes to condensed consolidated financial statements.

                             fonix corporation
                        [A Development Stage Company]

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
              Increase (Decrease) in Cash and Cash Equivalents


                                                                                                                   October 1,
                                                                                    Three Months Ended                1993
                                                                                          March 31,             (Inception) to
                                                                               -------------------------------      March 31,
                                                                                    1998             1997             1998
                                                                               --------------   --------------   --------------
Cash flows from operating activities:
   Net loss                                                                    $ (20,711,148)   $  (2,863,463)   $ (63,006,903)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Issuance of common stock for services                                            -             331,406        5,437,240
       Issuance of common stock for patent                                           100,807             -             100,807
       Non-cash expense related to issuance of debentures,
         warrants, preferred and common stock                                           -                -           3,967,337
       Non-cash compensation expense related to issuance
         of stock options                                                               -                -           2,282,900
       Non-cash portion of purchased in-process research and development          17,339,608             -          17,339,608
       Write-off of assets received in acquisition                                      -                -               1,281
       Depreciation and amortization                                                 181,832           66,178          671,441
       Extraordinary loss on extinguishment of debt                                     -                -             881,864
       Extraordinary gain on forgiveness of debt                                        -                -             (30,548)
       Changes in assets and liabilities, net of acquisition:
           Interest and other receivables                                             19,314           70,198            4,395
           Prepaid assets                                                            (36,517)         (35,620)         (68,611)
           Other assets                                                                 -              (8,735)         (39,647)
           Accounts payable                                                          138,642          (72,525)       2,210,480
           Accrued liabilities - related party                                      (238,355)        (373,129)         221,147
           Accrued liabilities                                                       (90,817)         116,061          542,783
                                                                               --------------   --------------   --------------
       Net cash used in operating activities                                      (3,296,634)      (2,769,629)     (29,484,426)
                                                                               --------------   --------------   --------------

Cash flows from investing activities:
   Acquisition of business                                                        (7,246,119)            -          (7,246,119)
   Purchase of property and equipment, net of acquisition                           (255,259)        (226,140)      (2,286,638)
   Investment in intangible assets, net of acquisition                                  -                -            (164,460)
   Issuance of notes receivable                                                     (200,000)        (883,600)      (2,683,600)
   Payments received on notes receivable                                                -                -           1,883,600
                                                                               --------------   --------------   --------------
       Net cash used in investing activities                                      (7,701,378)      (1,109,740)     (10,497,217)
                                                                               --------------   --------------   --------------

Cash flows from financing activities:
   Net proceeds from (payments on) revolving note payable                         (4,504,265)       1,892,530       14,108,007
   Net proceeds from (payments on) revolving note payable - related party           (514,601)            -              36,909
   Proceeds from other notes payable                                                    -                -           2,351,667
   Payments on other notes payable                                                      -                -          (1,779,806)
   Principal payments on capital lease obligation                                    (11,687)            -             (55,068)
   Proceeds from advances (Note 8)                                                 1,076,426             -           1,076,426
   Proceeds from issuance of convertible debentures, net                                -                -           3,185,000
   Proceeds from sale of warrants                                                    322,928             -             922,928
   Proceeds from sale of common stock, net                                        14,340,000          425,000       35,044,545
   Proceeds from sale of Series B and C preferred stock, net                            -                -           5,303,500
                                                                               --------------   --------------   --------------
       Net cash provided by financing activities                                  10,708,801        2,317,530       60,194,108
                                                                               --------------   --------------   --------------

Net (decrease) increase in cash and cash equivalents                                (289,211)      (1,561,839)      20,212,465

Cash and cash equivalents at beginning of period                                  20,501,676       22,805,786             -
                                                                               --------------   --------------   --------------
Cash and cash equivalents at end of period                                     $  20,212,465    $  21,243,947    $  20,212,465
                                                                               ==============   ==============   ==============


   See accompanying notes to condensed consolidated financial statements.

                              fonix corporation
                       [A Development Stage Company]

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)


                                                                                            October 1,
                                                            Three Months Ended                 1993
                                                                 March 31,                (Inception) to
                                                      --------------------------------       March 31,
                                                           1998              1997              1998
                                                      --------------    --------------    --------------
Supplemental disclosure of cash flow information:

        Cash paid during the period for interest      $     311,863     $     247,785     $   2,348,882

Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the three months ended March 31, 1998:

     Dividends of $131,660 were recorded related to the beneficial conversion features of Series B and Series C Convertible Preferred Stock.

     A total of 27,500 shares of Series B Preferred Stock and related dividends of $8,531 were converted into 193,582 shares of common stock.

     A total of 185,000 shares of Series C Preferred Stock and related dividends of $123,129 were converted into 1,295,919 shares of common stock.

     The Company issued 2,692,216 shares of common stock (having a market value of $16,995,972) in connection with the acquisition of AcuVoice, Inc.

     For the three months ended March 31, 1997:

     The Company issued 155,000 shares of common stock to unrelated parties for consulting fees valued at $730,975.


 See accompanying notes to condensed consolidated financial statements.

                             fonix corporation
                        [A Development Stage Company]
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                [Unaudited]


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of fonix corporation and subsidiaries (collectively the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.

These condensed financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented.

Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Recently Enacted Accounting Standards - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The adoption of this statement had no effect on the Company's statements of operations presentation.

In June 1997, the Financial Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. This statement is effective for financial statements issued for periods beginning after December 15, 1997. Accordingly, the Company will adopt SFAS No. 131 beginning with its December 31, 1998 consolidated financial statements.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At March 31, 1998 and 1997, there were outstanding common stock equivalents to purchase 13,951,667 and 5,417,667 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby
decreasing the net loss per common share.   Net loss per common share
amounts have been restated for all periods presented to reflect basic and diluted per share presentations.

                             fonix corporation
                        [A Development Stage Company]
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                [Unaudited]

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months ended March 31, 1998 and 1997:


                                                 1998                        1997
                                      --------------------------   ---------------------------
                                                   Per Share                   Per Share
                                          Loss          Amount         Loss         Amount
                                      ------------   -----------   ------------   ------------
Net loss                              $(20,711,148)                $ (2,863,463)

Preferred stock dividends                 (131,660)                        -
                                      -------------                -------------
Net loss attributable to common
  stockholders                        $(20,842,808)      $(0.46)   $(2,863,463)        $(0.07)
                                      =============      =======   ============        =======

Weighted average common shares
  outstanding                           45,740,942                  41,834,372
                                      =============                ============

2.  ACQUISITION

The Company created a wholly-owned subsidiary for the purpose of acquiring AcuVoice, Inc., a California corporation, in March 1998. After the acquisition, the subsidiary changed its name to fonix/AcuVoice, Inc. ("fonix AcuVoice"). fonix AcuVoice develops and markets text-to-speech or speech synthesis technologies and products directly to end-users, systems integrators and original equipment manufacturers for use in the telecommunications, multi-media, education and assistive technology markets. The merger was closed on March 13, 1998, in connection with which the Company exchanged 2,692,216 shares of restricted common stock (having a market value of $16,995,972 on that date) and cash payment of approximately $8,000,000 for all of the then outstanding common shares of AcuVoice, Inc. The AcuVoice acquisition was accounted for as a purchase.

The excess of the purchase price over the estimated fair market value of the acquired tangible net assets of AcuVoice, Inc. was $25,339,840, of which $6,750,000 was capitalized as purchased core technology, $750,000 was capitalized as goodwill and $17,839,840 was expensed as purchased in-process research and development.

The following unaudited pro forma financial statement data for the three months ended March 31, 1998 and March 31, 1997 present the results of operations of the Company as if the acquisition of fonix AcuVoice had occurred at the beginning of each three-month period. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the applicable period or of future results.

                                           Three Months Ended March 31,
                                         --------------------------------
                                             1998               1997
                                         --------------    --------------

      Revenues                           $   1,342,520     $      17,249

      Loss from operations                 (21,019,432)      (21,075,343)

      Net loss                             (21,052,113)      (21,035,301)

      Basic and diluted net loss
        per common share                         (0.44)            (0.47)
                             fonix corporation
                        [A Development Stage Company]
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                [Unaudited]

3.  CERTIFICATE OF DEPOSIT

At March 31, 1998, the Company had a $20,000,000 short-term certificate of deposit at a bank which amount is included in cash and cash equivalents. The certificate bore interest at 5.50 percent per annum at March 31, 1998. Interest is payable monthly. This certificate is pledged as collateral on a revolving note payable (see Note 6).

4.  NOTES RECEIVABLE

At March 13, 1998, the Company had a short-term unsecured, non-interest bearing note receivable from AcuVoice, Inc. in the amount of $550,000. AcuVoice, Inc. was merged with a wholly-owned subsidiary of the Company effective March 13, 1998. At March 31, 1998, this note receivable was eliminated in consolidation.

At March 31, 1998, the Company had a short-term, unsecured, demand note receivable from an unrelated entity in the amount of $250,000 which was issued in connection with the Company's intended acquisition of that entity. Interest begins to accrue at six percent per annum on the date which is 90 days after the Company demands payment, which the Company may do in the event both parties agree that the acquisition will not proceed. Subsequent to March 31, 1998, the Company has advanced an additional $171,139 to the same entity under similar terms.

5.  INTANGIBLE ASSETS

Intangible assets consist of purchased core technology and goodwill in connection with the acquisition of AcuVoice, Inc. and direct costs incurred by the Company in applying for patents covering its technologies. Amortization is computed on a straight-line basis over the estimated useful life of five to eight years. Total accumulated amortization was $79,095 at March 31, 1998.

6.  REVOLVING NOTES PAYABLE

At March 31, 1998, the Company had a revolving note payable to a bank in the amount of $14,157,257. Loaned amounts under the revolving note payable are limited, in the aggregate at any time, to $20,000,000. The weighted average outstanding balance during the three months ended March 31, 1998 was $17,465,681. This note was due April 29, 1998, bore an interest rate of 6.50 percent per annum, and was secured by a certificate of deposit in the amount of $20,000,000 (see Note 3). This revolving note is renegotiated quarterly and interest is payable monthly. Subsequent to March 31, 1998, similar terms were negotiated to extend the maturity date of the note to August 4, 1998. The Company plans to continue renewing the note indefinitely.

The Company has an unsecured revolving note payable to a company owned by three individuals who are executive officers and directors of the Company and who each beneficially own more than ten percent of the Company's common stock. At March 31, 1998, $36,909 in principal and $129,004 in accrued interest and loan fees were outstanding under this revolving note payable. The weighted average balance outstanding during the three months ended March 31, 1998 was $214,219. This revolving note is payable on demand and bears interest at an annual rate of 12 percent. The maximum amount outstanding under this revolving note was $551,510 during the three months ended March 31, 1998. As of March 31, 1998, no interest or loan fees had been paid related to the note. Subsequent to March 31, 1998, the outstanding principal, accrued interest and loan fees were paid in full. The Company believes the terms of the related-party revolving note payable were at least as favorable as the terms that could have been obtained from an unrelated third party in a similar transaction.

                             fonix corporation
                        [A Development Stage Company]
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                [Unaudited]

7.  STOCKHOLDERS' EQUITY

Common Stock - During the three months ended March 31, 1998, the Company issued 7,719,864 shares of common stock. Of such shares, 3,333,333 shares were issued in connection with a private placement (see below), 2,692,216 shares were issued in connection with the acquisition of AcuVoice, Inc. (see Note 2), 1,489,501 shares were issued upon the conversion of convertible preferred stock and related dividends, 180,000 shares were issued upon the exercise of previously granted warrants and 24,814 shares were issued for the purchase of a patent.

Private Placement - On March 12, 1998, the Company completed a private placement (the "Offering") of up to 6,666,666 shares of its restricted common stock to seven separate accredited investors. The total purchase price to be paid by the investors pursuant to the Offering is $30,000,000. Of that amount, $15,000,000 was received by the Company on March 12, 1998, in return for which the Company issued a total of 3,333,333 shares of restricted common stock. Finders' fees of $870,000 were paid in connection with the $15,000,000 received. The remainder of the purchase price is to be paid by the investors 60 days after the effectiveness of a registration statement that the Company filed with the Securities and Exchange Commission on April 16, 1998 (the "Second Funding Date"), provided that, as of such date, certain conditions are satisfied. Specifically, as of the Second Funding Date: (i) the registration statement covering all of the common stock to be issued must be effective, (ii) the representations and warranties of the Company as set forth in the documents underlying the Offering shall be correct in all material respects, (iii) the market price of the Company's common stock shall exceed $4.50 per share, (iv) the dollar volume of trading in the Company's common stock for the 10-trading day period preceding such date shall equal or exceed $1,000,000, (v) there shall be at least 18 market makers for the Company's common stock, and (vi) there shall be no material adverse change in the Company's business or financial condition.

Additionally, the investors in the Offering have certain "reset" rights pursuant to which the investors will receive additional shares of restricted common stock if the average market price of the Company's common stock for the 60-day periods following the initial closing date and the Second Funding Date does not equal or exceed $5.40 per share. The investors in the Offering also have certain first rights of refusal and other rights if the Company conducts other offerings in the near future with other investors and the terms of such other offerings are more advantageous to such other investors than the terms of the Offering.

Series B Preferred Stock - In January 1998, 27,500 shares of Series B Preferred Stock and related dividends were converted into 193,582 shares of common stock. At March 31, 1998, no shares of Series B Preferred Stock were outstanding.

Series C Preferred Stock - During the three months ended March 31, 1998, 185,000 shares of Series C Preferred Stock and related dividends were converted into 1,295,919 shares of the Company's common stock. At March 31, 1998, no shares of Series C Preferred Stock were outstanding.

Common Stock Options - During the three months ended March 31, 1998, the Company granted 1,225,000 stock options. 450,000 of such options having an exercise price of $5.16 per share were granted to three individuals who are executive officers and directors of the Company and who each beneficially own more than 10 percent of the Company's common stock. 355,000 and 420,000 of such options were granted to various employees at exercise prices of $3.34 and $6.50 per share, respectively. The term of all options granted during such three month period is ten years from the date of grant. As of March 31, 1998, the Company had a total of 11,790,000 options outstanding.

                             fonix corporation
                        [A Development Stage Company]
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                [Unaudited]

8.  RELATED-PARTY  TRANSACTIONS

Related-party transactions with entities owned by three individuals who are directors and executive officers of the Company and each of whom beneficially own more than ten percent of the Company's issued and outstanding common stock not otherwise disclosed herein for the three months ended March 31, 1998 and 1997 were as follows:

                                    1998             1997
                              --------------    --------------
Expenses:

     Base rent                $      23,130      $     19,300

Liabilities:

     Accrued liabilities            221,147         1,388,614

During 1996, disinterested members of the Company's Board of Directors authorized the Company to reimburse three executive officers for all taxes payable by them in conjunction with the 1995 exercise of 3,700,000 warrants by a company owned by them. The total authorized reimbursement was $1,150,000 in 1997 and $1,350,000 in 1996. As of March 31, 1998, the
Company had paid $2,407,857 of the authorized reimbursement. The unpaid balance of the authorized reimbursement is included in accrued expenses-related party in the accompanying condensed consolidated balance sheet as of March 31, 1998.

9.  STATEMENTS OF WORK

On February 11, 1998, the Company entered into a Statement of Work agreement with Siemens Semiconductor Group of Siemens Aktiengesellschaft ("Siemens") pursuant to which the Company and Siemens will jointly pursue the development of Siemens' integrated circuits incorporating the Company's technologies for use in certain telecommunications applications. During the three months ended March 31, 1998, the Company received $2,691,066 in cash from Siemens. Of that amount: (1) $1,291,712 was paid to the Company as a non-refundable payment to license certain automatic speech recognition technologies for which the Company has no further obligation;
(2) $322,928 was paid to purchase warrants to acquire 1,000,000 shares of fonix restricted common stock at an average exercise price of $20 per share with expiration dates ranging from December 31, 1998 to December 31, 1999; and (3) $1,076,426 was paid to the Company to acquire, if Siemens so elects, shares of the Company's restricted common stock (the "Shares") at any time prior to March 12, 1998, (this exercise period subsequently was
extended to May 31, 1998).   The purchase price of the Shares, if purchased
by Siemens, shall be the closing price of the common stock on the day preceding the day on which Siemens notifies the Company of its election to purchase the Shares. If Siemens elects not to acquire all or a part of the Shares on or prior to May 31, 1998, the $1,076,426 or any portion thereof not used to purchase all or a portion of the Shares will become a non-refundable royalty payment, unless the Company and Siemens mutually agree to extend that deadline.

10.  RESEARCH AND DEVELOPMENT

In October 1993, the Company entered into an agreement with Synergetics, Inc. (the "Synergetics Agreement"), an unaffiliated research and development entity, whereby Synergetics was to develop certain technologies related to the Company's automated speech recognition ("ASR") technologies. The president of the Company is one of seven members of the board of directors of Synergetics, and three executive officers, directors and ten percent beneficial owners of the Company own less than five percent of the common stock of Synergetics. Under the terms of the Synergetics Agreement, as subsequently modified, the Company acquired intellectual property rights, technologies and technology rights that were developed by Synergetics and that pertained to the ASR technologies. The Company agreed to provide all funding necessary for Synergetics to develop commercially viable technologies. There was no minimum requirement or maximum limit with respect to the amount of the funding to be provided by the Company. However, fonix corporation
                        [A Development Stage Company]
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                [Unaudited]

under the terms of the Synergetics Agreement, the Company was obligated to use its best efforts in raising the necessary funding for the engineering, development and marketing of the ASR technologies. As part of the Synergetics Agreement, the Company agreed to pay Synergetics a royalty of ten percent of gross revenues from sales of its ASR technologies (the "Royalty"). Under the terms of the Synergetics Agreement, the Company paid to Synergetics $935,957 and $1,361,977 for the three months ended March 31, 1998 and 1997, respectively, for research and development efforts.

Until March 1997, Synergetics had compensated its engineers, employees, members of its development team, and other financial backers (collectively, the "Developers"), in part, with the issuance of "Project Shares" granting the holders of such shares the right, within limits, to share pro rata in future Royalty payments by the Company. In addition to issuance of Project Shares, Synergetics had made cash advances to some members of its project team on a non-recourse basis. Repayment of those advances was secured by future disbursements, if any, under the borrower's Project Shares.

On April 6, 1998, the Company and Synergetics entered into a Royalty Modification Agreement, under which the Company agreed, subject to its compliance with applicable securities laws, to make an offer to exchange common stock purchase warrants having an exercise price of $10 per share for the Project Shares at the rate of one warrant to purchase 800 fonix common shares for each Project Share. The warrants, if and when issued, will not exercisable until the earlier of (1) the date the Company's common stock has traded for a period of 15 consecutive trading days at a minimum of $37.50 per share or (2) September 30, 2000. The offer of warrants to holders of Project Shares cannot be made by the Company until a registration statement covering the total number of warrants issuable upon the exercise of the warrants has been declared effective by the U.S. Securities and Exchange Commission. Upon the tender to the Company of any Project Shares a corresponding percentage of the Royalty will be canceled.

11.  COMMITMENTS AND CONTINGENCIES

Employment Agreements - In January 1998, the Company entered into employment contracts with two executives which expire in January 2001. The minimum annual salary payments required by these contracts total $405,000. In connection with those agreements, the executives were granted options to purchase an aggregate of 355,000 shares of the Company's common stock at $3.34 per share. The options have a ten-year term and are subject to a two-year vesting schedule, pursuant to which one-third of the total number of options vested on the grant date, and one third vest on the following two anniversaries of the grant date. If, during the contract term, both a change of control of the Company occurs, and within six months after such change in control occurs, the executive's employment is terminated by the Company for any reason other than cause, death or retirement, the executive shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within thirty days of termination.

Professional Services Agreement - On February 23, 1998, the Company entered into a two-year professional services agreement with Meridian Speech Technology, Inc. ("Meridian"), whereby Meridian agreed to provide consulting services in connection with the research and development of the ASR technologies. The minimum monthly fee payable to Meridian is $30,000 per month for the first six months and $10,000 per month for the remaining eighteen months of the agreement. The agreement may be terminated by either party if the other party has not performed any material covenant or has otherwise breached any material term of the agreement.

Litigation - On March 11, 1998, an action (the "J&L Action") was filed against the Company in the Supreme Court of the State of New York for the County of New York by Jesup & Lamont Securities Corporation. The J&L Action alleges that the Company must pay a fee in excess of $1,200,000 plus 30,000 shares of the Company's restricted common stock in connection with the Offering (see Note 7). An answer has been filed by the Company and limited discovery has taken place. The Company's Board of Directors and its management believe that the J&L Action is without merit, and the Company intends to vigorously defend the action. There can be no assurance that the Company will prevail in the J&L fonix corporation
                        [A Development Stage Company]
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                [Unaudited]

Action, or that the pendency of the lawsuit will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued any reserve to cover potential losses.

In addition to the J&L action, the Company from time to time is or may be involved in various lawsuits, claims and actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.

License Agreement - On September 23, 1997, AcuVoice, Inc., fonix AcuVoice's predecessor-in-interest, entered into a license agreement with General Magic, Inc. ("General Magic"). Under that agreement, General Magic was granted a perpetual, irrevocable, worldwide license in a specific field of use to use, reproduce, publicly display and distribute fonix AcuVoice's text-to-speech software in connection with General Magic's voice accessed integrated network service. The license is exclusive for the first three years and non-exclusive thereafter. Under the license agreement, the Company is entitled to royalty payments based upon monthly subscriber revenue from the use of the integrated network service. Additionally, AcuVoice, Inc. granted an option to General Magic to purchase the then-current text-to-speech source code and all source code documentation for a cash payment of $2,500,000 and $2,500,000 in General Magic common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997.

Overview

fonix is a development-stage company engaged in scientific research and development of proprietary automatic speech recognition ("ASR") technologies comprised of components that may be licensed in whole or in part to third parties. The Company also has developed, and seeks to license, certain other technologies related to the ASR technologies such as data compression and neural network design technologies (collectively the ASR technologies and such other related technologies are referred to in this report as the "Core Technologies"). The Company has completed the Core Technologies such that they are available for third-party licensing and co-development.

In November 1997, the Company entered into an agreement (the "Siemens Agreement") with the Siemens Semiconductor Group of Siemens Aktiengesellschaft ("Siemens") pursuant to which the Company and Siemens agreed to pursue research and development of certain technologies related to ASR and the commercialization of such technologies for the telecommunications industry through a strategic alliance. Pursuant to the terms of the Siemens Agreement, the Company and Siemens entered into the First Statement of Work and License Agreement (see Note 9 to the condensed consolidated financial statements) pursuant to which Siemens paid the Company a license fee for the development and production of fonix Core Technologies in integrated circuits suitable for certain telecommunications applications. The Siemens Agreement calls for the payment to the Company of additional license fees when the Company and Siemens have entered into further agreements for the development of specific technologies, although there can be no assurance that the parties will enter into such additional agreements.

On October 14, 1997, the Company entered into a Master Technology Collaboration Agreement (the "OGI Agreement") with the Oregon Graduate Institute of Science and Technology ("OGI") under which the Company and OGI have agreed to pursue research and development of certain Core Technologies. In furtherance of the OGI Agreement, the Company and OGI have entered into the first Statement of Work, under which the parties are collaborating on advanced ASR applications for entry in the 1999 DARPA competition. The OGI Agreement contemplates that the Company and OGI will enter into other agreements to pursue research and development of certain technologies related to the Core Technologies, although there can be no assurance that such additional agreements will be entered into by the Company and OGI.

Other than the arrangements with Siemens and OGI, the Company has no licensing or co-development agreements with any third party and, other than the non-refundable license fee paid by Siemens, the Company has received no revenue to date. fonix presently anticipates that any products incorporating the Company's Core Technologies would be manufactured and marketed by third-party licensees and co-development and strategic alliance partners such as Siemens and therefore has no plans to manufacture products incorporating the Core Technologies for the foreseeable future. The Company is presently engaged in discussions with numerous potential licensees and co-developers. There can be no assurance that the Company will be able to license its Core Technologies to third parties other than Siemens or enter into additional co-development or strategic alliance agreements.

The Company's primary development objective is to further develop, refine and enhance the main components of its Core Technologies. The Company's initial marketing direction is to focus on licensing its Core Technologies to third parties and co-developers. These licenses will be made broadly available to many segments of the computer industry, including application software, operating systems, computers and microprocessor chips, and research and development entities worldwide, including academia, government, industry and commercial speech product developers who may want to take advantage of the Company's Core Technologies in their existing products. The Company anticipates that it will sell or license its Core Technologies on terms advantageous to the Company, and that run-time product license royalty rates will vary according to applications, sales volumes, and end-user pricing of products using the Core Technologies. The Company may reserve exclusive rights in some fields of use for the internal development of high value end-user products and applications.

The Company's Board of Directors has determined that the Company's ability to enter into profitable licensing arrangements with third parties could be enhanced by the Company's acquisition of other technologies complementary to the ASR technologies. The Company believes such acquisitions would allow the Company to substantially increase the pool of potential licensees of the Company's technologies by offering a more comprehensive suite of computer voice recognition, voice synthesis and other advance human computer interface technology solutions. Furthermore, because many such complementary technologies involve research and development challenges similar in nature to those involved in the development of the Core Technologies, the Company believes that developmental efficiencies can be achieved by coordinating new development among a variety of applications (see "Outlook" below).

In furtherance of this strategy, in March 1998, the Company acquired the award-winning voice synthesis technologies of AcuVoice, Inc. That acquisition was accomplished through a merger of AcuVoice, Inc. into a wholly-owned subsidiary of the Company now known as fonix/AcuVoice, Inc. AcuVoice, Inc. was incorporated in 1984 and since that time has been engaged in development of a software only text-to-human-speech synthesis technology called "concatenative speech synthesis," now recognized in the speech technology industry as a leading method of achieving natural sounding speech from a computer. Beginning in early 1996, AcuVoice, Inc. began selling developer kits based on its technology, and companies that presently are believed to be developing marketable products based on the fonix AcuVoice technologies include IBM, General Motors, Kurzweil Educational Systems, Pratt & Whitney, Octel Communications, Andersen Consulting, NEC, Dialogic and Bell Atlantic. Companies that have developed products using fonix AcuVoice developer kits, and now are selling or using products containing fonix AcuVoice text-to-speech technologies include AT&T, Motorola, Northern Telecom, Lucky Goldstar (Korea), Smart Dial, Signet, Concierge, Ultimate Technology, First Call, XL Vision, Applied Future Technologies and Productivity Works.

In addition to fonix AcuVoice, the Company is presently considering other mergers and acquisitions involving additional complementary technologies. There can be no assurance that any other acquisitions will be consummated, or that the AcuVoice merger, or any other acquisition or merger consummated, will result in increased opportunities for the Company to enter into profitable licensing arrangements or that such additional technologies can be successfully integrated with the Core Technologies. To the extent the Company finances such acquisitions by issuances of its capital stock, additional, and possibly substantial dilution will result to existing shareholders.

Results of Operations

Three months ended March 31, 1998 compared with three months ended March
31, 1997

During the three months ended March 31, 1998, the Company recorded its first revenues of $1,295,785, of which, $1,291,712 was paid by Siemens as a non-refundable license fee, for which the Company has no further obligation.

Prior to March 1997, the Company conducted its scientific research and development activities through Synergetics, Inc., an unaffiliated research and development entity ("Synergetics"), pursuant to product development and assignment contracts between the Company and Synergetics (collectively the "Synergetics Agreement"). Under that arrangement, Synergetics provided personnel and facilities and the Company financed scientific research and development of the ASR technologies on an as-required basis. There was no minimum requirement or maximum limit with respect to the amount of funding the Company was obligated to provide to Synergetics under the Synergetics Agreement, and the Company was obligated to use its best efforts in raising all of the necessary funding for the development of the ASR technologies. Synergetics submitted pre-authorized work orders and budgets, which were then reviewed and approved by the Company. All funds paid to Synergetics have been accounted for by the Company as research and development expense. Under the Synergetics Agreement, the Company had also agreed to pay a royalty to Synergetics equal to ten percent of revenues from sales of the ASR technologies or products incorporating the ASR technologies (the "Royalty"). On March 13, 1997, the Company and Synergetics reached an agreement in principle to modify the Synergetics Agreement with regard to the development and assignment of the Company's ASR technologies. Most research and development activities previously conducted by Synergetics were moved in-house to the Company in or about March 1997. On April 6, 1998, the parties finalized their understanding in a written Royalty Modification Agreement (the

"Modification Agreement"). Under the Modification Agreement, the Company, to the extent Project Shares are exchanged for warrants, will not have any obligation to pay the Royalty or any percentage of the revenues received from entering into licensing or co-development agreements or otherwise from the manufacture of products incorporating the ASR technologies. Assignment to the Company of all technology relating to the ASR technologies is confirmed by the Modification Agreement.

From inception on October 1, 1993 through March 31, 1998, the Company has invested $20,487,690 in research and development relating to its Core Technologies. During the three months ended March 31, 1998, the Company incurred research and development expenses of $2,701,203, an increase of $1,091,145 over the same period in the previous year. This increase is due primarily to the addition of research and development personnel, equipment and facilities. The Company anticipates similar or increased research and development costs as it expands and continues to develop and market its Core Technologies. Additionally, the Company purchased in-process research and development totaling $17,839,840 during the three months ended March 31, 1998 in connection with the acquisition of AcuVoice, Inc.

General and administrative expenses were $1,425,443 and $1,293,391, respectively, for the three months ended March 31, 1998 and 1997. This increase over the previous period was due primarily to increases in salaries. Salaries were $687,930 and $375,497 for the three months ended March 31, 1998 and 1997, respectively, an increase of $312,433 over the three months ended March 31, 1997. Additionally, the Company incurred increased expenses in legal, accounting and travel of $246,271 and a decrease in consulting and outside services of $421,968.

Due to minimal revenues and significant research and development and general and administrative expenses, the Company has incurred losses from operations since inception totaling $60,854,664, of which $20,670,701 and $2,903,449 were incurred during the three months ended March 31, 1998 and
1997, respectively.   At March 31, 1998, the Company had an accumulated
deficit of $65,860,554 and stockholders' equity of $13,421,033. The Company anticipates that its investment in ongoing scientific research and development of the Core Technologies will continue at present or increased levels for at least the remainder of fiscal 1998.

Net other expense was $40,447 for the three months ended March 31, 1998, an increase in net expense of $80,433 over the three months ended March 31, 1997. This increase was due to increased interest expense and reduced interest income from notes receivable.

Liquidity and Capital Resources

The Company's current assets exceeded its current liabilities by $5,206,925 at March 31, 1998 compared to $678,823 at December 31, 1997. The current ratio was 1.34 at March 31, 1998, compared to 1.03 at December 31, 1997. Current assets decreased by $607,481 to $20,541,208 from December 31, 1997 to March 31, 1998. Current liabilities decreased by $5,135,583 to $15,334,283 during the same period. The increase in working capital from December 31, 1997 to March 31, 1998 is primarily attributable to a decrease in the Company's revolving note payable of $4,455,015 due to the sale of common stock. Total assets were $29,870,414 at March 31 ,1998 compared to $22,894,566 at December 31, 1997.

From its inception, the Company's principal source of capital has been private and other exempt sales of the Company's debt and equity securities. During the three months ended March 31, 1998, the Company issued 7,719,864 shares of common stock for net cash proceeds of $14,340,000. Of such amount, 3,333,333 shares were issued in connection with a private placement (see below), 2,692,216 shares were issued in connection with the acquisition of AcuVoice, Inc., 1,489,501 shares were issued upon the conversion of convertible preferred stock and related dividends, 180,000 shares were issued upon the exercise of previously granted warrants and 24,814 shares were issued for the purchase of a patent.

On March 12, 1998, the Company completed a private placement (the "Offering") of up to 6,666,666 shares of its restricted common stock to seven separate accredited investors. The total purchase price to be paid by the investors pursuant to the Offering is $30,000,000. Of that amount, $15,000,000 was received by the Company on March 12, 1998, in return for which the Company issued a total of 3,333,333 shares of restricted common stock. Finders' fees of $870,000 were paid in connection with the $15,000,000 received. The remainder of the purchase price is to be paid by the investors 60 days after the effectiveness of a registration statement that the Company filed with the Securities and Exchange Commission on April 16, 1998 (the "Second Funding Date"), provided that, as of such date, certain conditions are satisfied. Specifically, as of the Second Funding Date: (i) the registration statement covering all of the common stock to be issued must be effective, (ii) the representations and warranties of the Company as set forth in the documents underlying the Offering shall be correct in all material respects, (iii) the market price of the Company's common stock shall exceed $4.50 per share, (iv) the dollar volume of trading in the Company's common stock for the 10-trading day period preceding such date shall equal or exceed $1,000,000, (v) there shall be at least 18 market makers for the Company's common stock, and (vi) there shall be no material adverse change in the Company's business or financial condition.

Additionally, the investors in the Offering have certain "reset" rights pursuant to which the investors will receive additional shares of restricted common stock if the average market price of the Company's common stock for the 60-day periods following the initial closing date and the Second Funding Date does not equal or exceed $5.40 per share. The number of additional shares that will be issued pursuant to such reset provisions will be determined by dividing (x), the product of (A) the amount by which such 60-day average price is less than $5.40 and (B) the number of shares of common stock issued to the investor by, (y) the 60-day average price. The investors in the Offering also have certain first rights of refusal and other rights if the Company conducts other offerings in the near future with other investors and the terms of such other offerings are more advantageous to such other investors than the terms of the Offering.

In January 1998, 27,500 shares of Series B Preferred Stock and related dividends were converted into 193,582 shares of common stock. At March 31, 1998, no shares of Series B Preferred Stock were outstanding.

During the three months ended March 31, 1998, 185,000 shares of Series C Preferred Stock and related dividends were converted into 1,295,919 shares of the Company's common stock. At March 31, 1998, no shares of Series C Preferred Stock were outstanding.

During the three months ended March 31, 1998, the Company granted 1,225,000 stock options. 450,000 of such options having an exercise price of $5.16 per share, were granted to three individuals who are executive officers and directors of the Company and who each beneficially own more than ten percent of the Company's common stock. 355,000 and 420,000 of such options were granted to various employees at an exercise price per share of $3.34 and $6.50, respectively. These options have a ten-year term.

Although the Company has signed its first Statement of Work with Siemens and the Company anticipates that it will enter into additional third-party license or licenses or co-development agreements for its Core Technologies with Siemens and other parties during fiscal year 1998, there can be no assurance that this will occur. Even with the Siemens Agreement in place and taking into account expected revenues from the AcuVoice merger, the Company's ongoing operating expenses remain higher than revenues from operations. Accordingly, the Company expects to incur significant losses at least through the end of fiscal year 1998 and until such time as it is able to enter into substantial licensing and co-development agreements and receive substantial revenues from such arrangements, of which there can be no assurance.

The Company has established a relationship with a major regional federally insured financial institution pursuant to which the Company is permitted to borrow against its own funds on deposit with the institution. As of March 31, 1998, the Company had funds on deposit of $20,000,000. As of March 31, 1998, the Company owed $14,157,257 to the institution, compared with $18,612,272 as of December 31, 1997. The weighted average outstanding balance during the three months ended March 31, 1998 was $17,465,681. This note was due April 29, 1998 and bore an interest rate of 6.50 percent per annum at March 31, 1998. This note has been renewed through August 4, 1998. This revolving note is renegotiated quarterly and the Company plans to continue renewing the note indefinitely. The net difference between the rate of interest paid by the institution for the Company's funds on deposit at the institution and the interest rate paid to the Company by the institution is approximately one percent. Interest income and expense is payable monthly and the principal amount is payable in full at maturity.

The Company anticipates that it will need to raise additional funds to satisfy its cash requirements during the next twelve months. Scientific research and development, corporate operations and marketing expenses will continue to require additional capital. In addition, the Company has recently acquired AcuVoice, Inc. and is actively seeking additional complementary acquisition opportunities. These transactions will require additional capital resources, even if the Company uses its securities in payment of all or part of the purchase price of such acquisitions, because AcuVoice, Inc.

and certain acquisition targets presently do not have monthly income to provide sufficient revenue to finance such acquisitions. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through sales of its equity and debt securities to satisfy future capital requirements until such time as the Company is able to enter into additional acceptable third-party licensing or co-development arrangements such that it will be able to finance ongoing operations out of license, royalty and sales revenues. There can be no assurance that the Company will be able to sell its equity and debt securities or enter into such arrangements, or both such that sufficient operating capital will be available when and in the amounts needed. Furthermore, the issuance of equity securities or other securities which are or may become convertible to the equity securities of the Company in connection with such financing (or in connection with acquisitions) will result in dilution to the stockholders of the Company which could be substantial.

The Company presently has no plans to purchase any new plants or office facilities. The Company is currently planning to lease a larger office facility in the San Jose, California area to house a growing fonix AcuVoice staff and anticipates that it will incur approximately $950,000 in capital expenditures for equipment Company-wide over the next twelve months.

Outlook

Corporate Objectives, Technology Vision and Acquisition Strategy

The Company has positioned itself as a developer of "next generation" speech and human-computer interface technologies that will provide multiple product solutions for business, consumer and service applications. The fonix management team has assembled leading talents in the speech recognition, speech synthesis and other arenas related to its Core Technologies. The Board of Directors and management have developed a business strategy that identifies the Company's strengths and objectives, outlines a vision of the next major market opportunities in the computer, telephony and electronics industries and articulates a corporate and technology strategy that includes strategic alliances, collaborative development agreements, strategic acquisitions and, ultimately, marketing a suite of fonix-branded products.

Management believes the primary strengths of fonix include:

     *     Next generation Core Technologies
     * Growing suite of complementary advanced speech and human-computer interface technologies
     * Strong Board of Directors and management team with experience in industry and finance sectors
     *     Inclusive, open, supportive corporate culture
     * Depth of technological expertise, including product engineering teams in Salt Lake City, Silicon Valley and Boston
     *     Reasoned global market strategy

Management believes that these strengths can be used by the Company to provide added access to capital markets, facilitate accomplishment of the objectives of the Company and position the Company as an attractive investment and development partner.

The Company believes that its Core Technologies will be the platform for the next generation of automatic speech technology and products. Most speech recognition products offered by other companies are based on technologies such as HMMs, that are largely in the public domain and represent nothing particularly "new" or creative. The fonix Core Technologies are based on proprietary, patented technology. The Company will continue to seek patent protection of the Core Technologies and will seek to add, including through acquisitions such as the AcuVoice merger, products and technologies that are either patented or unique in the marketplace. Management believes this strategy will set the Company's advanced speech products apart from the competition.

The Company is determined to become a multi-market, multi-product enterprise offering advanced speech and human-computer interface technologies for business, consumer and service applications. Advance human-computer interface technologies and multi-modal systems include:

     *     speech recognition
     *     speech synthesis
     *     speaker identification and verification
     *     handwriting recognition
     *     pen and touch screen input
     *     facial and gesture input and output
     *     natural language understanding

Products anticipated to incorporate such advanced multi-modal human computer interface technologies include, among others, the following:

     *     PC's and cellular phones
     *     automotive and home environment speech controls
     *     automated information and transaction kiosks
     *     telephone systems with natural dialogue and gesture controls
     *     medical reporting systems
     *     smart consumer appliances and electronics
     *     speech and pen-based computers
     *     interactive education and entertainment systems
     *     interactive advertising
     *     real-time translation systems

This next generation technology presents important product and service opportunities for fonix in a variety of industry segments, including:

     *   semiconductors
     *   telecommunications
     *   computers
     *   software
     *   consumer electronics
     *   entertainment

fonix is a technology company. Since its inception, the Company has focused on the development of its Core Technologies and related complementary technologies. The Company will pursue the development and acquisition of advanced speech and computer-interface technologies that will enhance or may be enhanced by its own Core Technologies. fonix will pursue this development through strategic alliances, such as the Siemens agreement in the telecommunications industry, and through collaborative research arrangements such as its agreement with OGI.

Acquisition targets will (i) have technologies that are complementary to the Core Technologies, (ii) offer existing products and marketing strengths that provide immediate revenues to the Company, (iii) open new marketing channels for existing technologies or products of the Company, (iv) provide new product vehicles for the Core Technologies and (v) possess vertical market applications expertise that can be leveraged by the Company in further product development and marketing opportunities. The Company has observed that there are numerous small "boutique" speech technology vendors. An alliance with or acquisition of such vendors by the Company can offer these small companies greater access to human and financial resources which, it is hoped, will lead to greater market share, improved product development and support, and creation of additional applications. The Company believes that the ideal candidates will be involved in one or more of these categories:

     * Core speech and language technology, which would include companies with speech products or technology involving text-to-speech, multiple languages, natural language processing, translation, speaker identification, and microphone design.

     * Speech products and applications, such as interactive natural dialogue systems, telephone systems, large vocabulary medical, legal systems, compression, and chip-based systems.

     * Other computer interface technologies, such as pen input and handwriting recognition, haptic (manual) input and output, face and gesture recognition, pentop and wearable computers.

The strategy described above is not without risk, and shareholders and others interested in the Company and its common stock should carefully consider the risks contained the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

              Special Note Regarding Forward-Looking Statements

Certain statements contained herein under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Outlook," including statements concerning (i) the Company's strategy, (ii) the Company's expansion plans, (iii) the market for and potential applications of the Company's technologies, (iv) the results of research and development efforts, and (v) the growth of the Company's business contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not necessarily limited to, those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


                       PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Polomba Action

As previously reported, the Company was named as a defendant in a shareholder derivative action brought by a shareholder of the Company against certain directors of the Company and a third party affiliated with certain of the director-defendants. The parties have executed settlement documents and are awaiting a court hearing for preliminary approval of the settlement and approval of the form of notice to be sent to the shareholders. If the settlement and notice are approved, notice of the content of the settlement together with notice of a hearing to approve the
settlement  will be provided to shareholders of record.   Regardless of the
outcome of the settlement or the commencement of litigation proceedings, if the settlement is not consummated, the Company believes that the claims asserted against the Company in this action are entirely without merit. After consideration of the nature of the claims and the facts relating to this action, the Company believes that the resolution of this action will not have a material effect on the Company's business, financial condition and results of operations; however, the ultimate effect of this action, including any potential settlement on the business and financial condition of the Company, are uncertain and there can be no assurance to that effect.

Item 2.  Changes in Securities

     c. Unregistered sales of equity securities during the quarter (other than in reliance on Regulation S).

     Recent Sales of Unregistered Securities. During the quarter ending March 31, 1998, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"), other than unregistered sales in reliance on Regulation S under the Act as follows:

     On February 24, 1998 the Company issued 24,814 shares of common stock to an unaffiliated entity as payment for certain intellectual property.
The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or pursuant to an exemption.

     On March 5, 1998 the Company issued 80,000 shares of common stock to unaffiliated individuals upon the exercise by them of warrants at a per share price of $2.00. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or pursuant to an exemption.

     On March 12, 1998, the Company issued 3,333,333 shares of common stock as part of the Offering. The consideration received by the Company for these shares was $15,000,000 ($4.50 per share). As part of those same transactions, the Company agreed to issue 3,333,333 additional shares on the same terms, subject to the fulfillment on certain conditions by the 60 days after the effectiveness of a registration statement which the Company filed on April 16, 1998 covering all of the common stock issued as part of the Offering. This second payment of $15,000,000 is subject to fulfillment
of certain conditions by the Company.    Additionally the investors have
certain "reset" rights pursuant to which the investors will receive additional shares of common stock if the average market price of the Company's common stock for the 60 day periods following the effective date of the registration statement and the second funding date does not equal or exceed $5.40 per share. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or pursuant to an exemption.

     On March 13, 1998 the Company issued 100,000 shares of common stock to unaffiliated individuals upon the exercise of warrants. The exercise price was $0.50 per share. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or pursuant to an exemption.

     On March 13, 1998 the Company issued 2,692,216 shares of common stock to various shareholders of AcuVoice, Inc. as part of the consideration for the merger of AcuVoice, Inc. with and into a subsidiary of the Company. The common stock was valued at $6.31 per share. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or pursuant to an exemption.

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits: The following Exhibits are filed with this Form 10-K pursuant to Item 601(a) of Regulation S-K:

       Exhibit
         No.   Description of Exhibit
       -------    ---------------------------------------

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

                  Investments, Ltd., which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

       (10)(ix) Convertible Preferred Stock Purchase Agreement effective as of September 30, 1997 and dated as of October 24, 1997 by and among the Company and JNC Opportunity Fund Ltd. and Diversified Strategies Fund, L.P., which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

       (10)(x) Restated Master Agreement for Joint Collaboration between the Company and Siemens, dated November 14, 1997, as revised, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

       (10)(xi) Restated First Statement of Work and License Agreement between the Company and Siemens, dated February 11, 1998, as revised, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

       (10)(xii) Master Technology Collaboration Agreement between the Company and OGI, dated October 14, 1997, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

       (10)(xiii) Common Stock Purchase Agreement among the Company and JNC
                  Opportunity Fund Ltd. and Diversified Strategies Fund, LP, dated as of March 9, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

       (10)(xiv) Common Stock Purchase Agreement between the Company and Thomson Kernaghan & Co., dated as of March 9, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

       (10)(xv) Royalty Modification Agreement among the Company and Synergetics, dated as of April 6, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

       (10)(xvi) Purchase Agreement with John Oberteuffer and the Company dated April 9, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

       (10)(xvii) Employment Agreement by and between the Company and John
                  A. Oberteuffer, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

       (10)(xviii)First Amendment to Master Agreement for Joint
                  Collaboration between the Company and Siemens, dated February 13, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

       (10)(xix)  Second Amendment to Master Agreement for Joint
                  Collaboration between the Company and Siemens, dated March 13, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (27)      Financial Data Schedule

b.   Reports filed on Form 8-K during the three month period ended March
     31, 1998:

     (i) On February 3, 1998, the Company filed a Current Report on Form 8-K, dated January 28, 1998, which report contained item 5 disclosure pertaining to the engagement by the Company of John
           A. Oberteuffer, Ph.D., as the Company's Vice President of
           Technology.

     (ii) On February 17, 1998, the Company filed a Current Report on Form 8-K, dated February 11, 1998, containing item 5 disclosure pertaining to the Company's execution of the first Statement of Work agreement with Siemens.

     (iii) On March 5, 1998, the Company filed a Current Report on Form 8-K, dated February 23, 1998, containing item 4 disclosure about the a change in the Company's certifying accountants from Deloitte & Touche LLP to Arthur Andersen LLP. That report was subsequently amended by the filing of a Form 8-K/A on March 5, 1998, which amendment was filed to submit the required letter regarding change of certifying accountant -- Exhibit 16.

      (iv) On March 30, 1998, the Company filed a Current Report on Form 8-K, dated March 13, 1998, containing item 2 disclosure pertaining to the Company's acquisition by merger of AcuVoice, Inc. Although audited financial statements of AcuVoice, Inc. and pro forma financial information was required to be filed by the Company in connection with that Current Report, pursuant to item 7(a)(4) of Form 8-K, the Company has not yet filed such audited and pro forma financial information.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   fonix corporation



Date: May 15, 1998                  /s/ Douglas L. Rex
     -------------                 ------------------------------------
                                   Douglas L. Rex, Chief Financial Officer