Form 10-Q
period 1998-06-30
FONIX CORP
filed 1998-08-19
CIK 855585

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

                      COMMISSION FILE NUMBER    0-23862
                                              ------------

                               fonix corporation
             (Exact name of registrant as specified in its charter)

         Delaware                                    22-2994719
   -----------------------               -----------------------------------
   (State of incorporation)              (I.R.S. Employer Identification No.)

                       180 West Election Drive, Suite 200
                              Draper, Utah 84020
              ---------------------------------------------------
             (Address of principal executive offices and zip code)

                                (801) 553-6600
              --------------------------------------------------
             (Registrant's telephone number, including area code)

                    60 East South Temple Street, Suite 1225
                          Salt Lake City, Utah 84111
                          ----------------------------
                         (Former address of registrant)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X  or No
                                               -----      -----

As of August 12, 1998, 52,055,406 shares of the issuer's Common Stock, par value $.0001 per share, were issued and outstanding.

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

     Interim unaudited condensed consolidated financial statements as required by Rule 10-01 of Regulation S-X follow immediately.

                               FONIX CORPORATION
                         [A Development Stage Company]

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS
-----                                                                                           June 30,            December 31,
                                                                                                  1998                  1997
                                                                                        --------------------- ---------------------
Current assets:
       Cash and cash equivalents                                                               $ 22,123,499          $ 20,501,676
       Notes receivable                                                                             831,140               600,000
       Accounts receivable                                                                           66,153                     -
       Interest and other receivables                                                                20,968                14,919
       Prepaid expense                                                                              178,345                32,094
                                                                                         --------------------- ---------------------

              Total current assets                                                               23,220,105            21,148,689

Property and equipment, net of accumulated depreciation of $757,989 and $464,100,
respectively                                                                                      1,973,906             1,567,279

Intangible assets, net of accumulated amortization of $321,693 and $25,509, respectively          7,342,767               138,951

Other assets                                                                                        104,874                39,647
                                                                                         --------------------- ---------------------

              Total assets                                                                      $ 32,641,652          $ 22,894,566
                                                                                         ===================== =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
       Revolving note payable                                                                   $ 19,838,783          $ 18,612,272
       Revolving note payable - related party                                                              -               551,510
       Accounts payable                                                                              688,222               291,638
       Accrued liabilities                                                                           338,040               505,619
       Accrued liabilities - related party                                                            22,786               459,502
       Capital lease obligation - current portion                                                     53,171                49,325
                                                                                         --------------------- ---------------------

              Total current liabilities                                                           20,941,002            20,469,866

Capital lease obligation, net of current portion                                                      24,628                52,225
                                                                                         --------------------- ---------------------

              Total liabilities                                                                    20,965,630           20,522,091
                                                                                         --------------------- ---------------------
Commitments and contingencies (Notes 9,10,11 and 12)

Stockholders' equity:
       Preferred stock                                                                                500,000            5,812,444
       Common stock                                                                                     5,183                4,358
       Additional paid-in capital                                                                  78,132,576           38,637,059
       Outstanding warrants                                                                         3,258,928            2,936,360
       Deferred consulting expense                                                                   (266,750)                   -
       Deficit accumulated during the development stage                                           (69,953,915)         (45,017,746)
                                                                                         --------------------- ---------------------

              Total stockholders' equity                                                            11,676,022           2,372,475
                                                                                         --------------------- ---------------------

              Total liabilities and stockholders' equity                                          $ 32,641,652          $ 22,894,566
                                                                                         ===================== =====================

    See accompanying notes to condensed consolidated financial statements.

                               FONIX CORPORATION
                         [A Development Stage Company]

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                                                                   October 1,
                                               Three Months Ended                    Six Months Ended                1993
                                                    June 30,                            June 30,                (Inception) to
                                      -----------------------------------------------------------------------       June 30,
                                               1998               1997              1998              1997           1998
                                      ----------------- ----------------- ------------------ ---------------- -------------------
Revenues                                 $ 1,176,500       $         -        $ 2,472,285       $        -         $ 2,472,285
                                      ----------------- ----------------- ------------------ ---------------- -------------------
Expenses:
    Purchased in-process research and
     development                                   -                 -         17,839,840                -          17,839,840
    Research and development               2,960,292         1,455,221          5,661,495        3,065,279          23,598,788
    General and administrative             2,318,997         2,457,278          3,744,440        3,750,669          25,991,110
                                      ----------------- ----------------- ------------------ ---------------- -------------------

       Total expenses                      5,279,289         3,912,499         27,245,775        6,815,948          67,429,738
                                      ----------------- ----------------- ------------------ ---------------- -------------------

Loss from operations                      (4,102,789)       (3,912,499)       (24,773,490)      (6,815,948)        (64,957,453)
                                      ----------------- ----------------- ------------------ ---------------- -------------------

Other income (expense):
    Interest income                          292,405           296,876            563,882          602,425           3,155,949
    Interest expense                        (282,977)       (1,240,622)          (594,901)      (1,506,185)         (4,447,444)
                                      ----------------- ----------------- ------------------ ---------------- -------------------

       Total other income (expense), net       9,428          (943,746)           (31,019)        (903,760)         (1,291,495)
                                      ----------------- ----------------- ------------------ ---------------- -------------------

Loss before extraordinary items           (4,093,361)       (4,856,245)       (24,804,509)      (7,719,708)        (66,248,948)

Extraordinary items:
    Loss on extinguishment of debt                 -                 -                  -                -            (881,864)
    Gain on forgiveness of debt                    -                 -                  -                -              30,548
                                      ----------------- ----------------- ------------------ ---------------- -------------------

Net loss                                $ (4,093,361)     $ (4,856,245)     $ (24,804,509)    $ (7,719,708)      $ (67,100,264)
                                      ================= ================= ================== ================ ===================


Basic and diluted net loss per common
 share                                  $      (0.08)     $      (0.12)     $       (0.51)    $      (0.18)
                                      ================= ================= ================== ================


    See accompanying notes to condensed consolidated financial statements.

                               FONIX CORPORATION
                         [A Development Stage Company]

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents


                                                                                                                   October 1,
                                                                                                                     1993
                                                                                   Six Months Ended             (Inception) to
                                                                                       June 30,                    June 30,
                                                                        ------------------------------------
                                                                              1998                1997               1998
                                                                        ----------------- ------------------ -------------------
Cash flows from operating activities:
       Net loss                                                         $ (24,804,509)     $ (7,719,708)      $ (67,100,264)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
          Issuance of common stock for services                                     -           915,000           5,437,240
          Issuance of common stock for patent                                 100,807                 -             100,807
          Non-cash expense related to issuance of debentures,
            warrants, preferred and common stock                                    -           941,543           3,967,337
          Non-cash compensation expense related to issuance
            of stock options                                                  320,100                 -           2,603,000
          Non-cash portion of purchased in-process research and
            development                                                    17,339,608                 -          17,339,608
          Write-off of assets received in acquisition                               -                 -               1,281
          Depreciation and amortization                                       570,105           146,243           1,059,714
          Extraordinary loss on extinguishment of debt                              -                 -             881,864
          Extraordinary gain on forgiveness of debt                                 -                 -             (30,548)
          Changes in assets and liabilities, net of acquisition:
            Accounts receivable                                               (52,425)                -             (52,425)
              Interest and other receivables                                   (6,050)           71,863             (20,969)
              Prepaid financing costs                                               -          (315,000)                  -
              Prepaid assets                                                 (412,201)         (287,142)           (444,295)
              Other assets                                                    (65,227)          (13,735)           (104,874)
              Accounts payable                                                390,460            39,478           2,462,298
              Accrued liabilities - related party                            (436,716)         (403,434)             22,786
              Accrued liabilities                                            (184,152)       (1,002,540)            449,448
                                                                        ----------------- ------------------ -------------------

          Net cash used in operating activities                            (7,240,200)       (7,627,432)        (33,427,992)
                                                                        ----------------- ------------------ -------------------

Cash flows from investing activities:
       Acquisition of AcuVoice, Inc.                                       (7,246,119)                -          (7,246,119)
       Purchase of property and equipment, net of acquisition                (670,646)         (536,978)         (2,702,025)
       Investment in intangible assets, net of acquisition                          -           (15,264)           (164,460)
       Issuance of notes receivable                                          (781,140)         (883,600)         (3,264,740)
       Payments received on notes receivable                                        -           933,600           1,883,600
                                                                        ----------------- ------------------ --------------------

          Net cash used in investing activities                            (8,697,905)         (502,242)        (11,493,744)
                                                                        ----------------- ------------------ ---------------------

Cash flows from financing activities:
       Net proceeds from revolving note payable                             1,226,511         1,592,630          19,838,783
       Net payments on revolving note payable - related party                (551,510)                -                   -
       Proceeds from other notes payable                                            -                 -           2,351,667
       Payments on other notes payable                                        (49,250)                -          (1,829,056)
       Principal payments on capital lease obligation                         (23,751)                -             (67,132)
       Proceeds from issuance of convertible debentures, net                        -         3,000,000           3,185,000
       Proceeds from sale of warrants                                         322,928                 -             922,928
       Proceeds from sale of common stock, net                             16,635,000           425,000          37,339,545
       Proceeds from sale of Series B and C preferred stock, net                    -                 -           5,303,500
                                                                        ----------------- ------------------ ------------------

          Net cash provided by financing activities                        17,559,928         5,017,630          67,045,235
                                                                        ----------------- ------------------ ------------------

Net increase (decrease) in cash and cash equivalents                        1,621,823        (3,112,044)         22,123,499

Cash and cash equivalents at beginning of period                           20,501,676        22,805,786                   -
                                                                        ----------------- ------------------ ------------------

Cash and cash equivalents at end of period                              $  22,123,499      $ 19,693,742        $ 22,123,499
                                                                         ================ ================== ==================

    See accompanying notes to condensed consolidated financial statements.

                               FONIX CORPORATION
                         [A Development Stage Company]

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                                                                                     October 1,
                                                                                                                       1993
                                                                                         Six Months Ended          (Inception) to
                                                                                             June 30,                 June 30,
                                                                                    ----------------------------
Supplemental disclosure of cash flow information:                                       1998           1997            1998
                                                                                    -------------- ------------- ------------------
         Cash paid during the period for interest                                       $ 639,472     $ 534,248      $ 2,676,491


Supplemental Schedule of Non-cash Investing and Financing Activities:

         For the Six months ended June 30, 1998:

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

                               FONIX CORPORATION
                         [A Development Stage Company]
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements of fonix corporation and subsidiaries (collectively, the "Company") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of the balance sheet dates and for the periods presented.

Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

RECENTLY ENACTED ACCOUNTING STANDARDS - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The adoption of this statement had no effect on the Company's statements of operations presentation.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. This statement is effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. Accordingly, the Company will adopt SFAS No. 131 beginning with its consolidated financial statements for the year ended December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of this statement will not have a material effect on the Company's consolidated financial statements as the Company does not currently hold any derivative or hedging instruments.

NET LOSS PER COMMON SHARE - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At June 30, 1998 and 1997, there were outstanding common stock equivalents to purchase 13,966,667 and 8,667,667 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per
common share.   Net loss per common share amounts have been restated for all periods presented to reflect basic and diluted per share presentations.

                               FONIX CORPORATION
                         [A Development Stage Company]
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and six months ended June 30, 1998 and 1997:

                                                           Three Months Ended June 30,
                                                --------------------------------------------------
                                                         1998                      1997
                                                --------------------------------------------------
                                                              Per Share                 Per Share
                                                    Loss        Amount        Loss        Amount
                                                ------------  ----------  ------------  ----------
Net loss                                        $(4,093,361)              $(4,856,245)
Preferred stock dividends                                 -                         -
                                                -----------               -----------
Net loss attributable to common
 stockholders                                   $(4,093,361)     $(0.08)  $(4,856,245)     $(0.12)
                                                ===========   =========   ===========   =========
Weighted average common shares
 outstanding                                     51,343,293                42,105,189
                                                ===========               ===========

                                                             Six Months Ended June 30,
                                                ---------------------------------------------------
                                                         1998                      1997
                                                ---------------------------------------------------
                                                               Per Share                 Per Share
                                                    Loss         Amount        Loss        Amount
                                                -------------  ----------  ------------  ----------
Net loss                                        $(24,804,509)              $(7,719,708)

Preferred stock dividends                           (131,660)                        -
                                                ------------               -----------
Net loss attributable to common
 stockholders                                   $(24,936,169)     $(0.51)  $(7,719,708)     $(0.18)
                                                ============   =========   ===========   =========
Weighted average common shares
 outstanding                                      48,557,594                41,982,952
                                                ============               ===========

2.  ACQUISITION

The Company created a wholly owned subsidiary for the purpose of acquiring AcuVoice, Inc., a California corporation, in March 1998. After the acquisition, the subsidiary changed its name to fonix/AcuVoice, Inc. ("fonix AcuVoice"). fonix AcuVoice develops and markets text-to-speech or speech synthesis technologies and products directly to end-users, systems integrators and original equipment manufacturers for use in the telecommunications, multi-media, education and assistive technology markets. The merger was closed on March 13, 1998, in connection with which the Company exchanged 2,692,216 shares of restricted common stock (having a market value of $16,995,972 on that date) and a cash payment of approximately $8,000,000 for all of the then outstanding common shares of AcuVoice, Inc. The acquisition was accounted for as a purchase.

The excess of the purchase price over the estimated fair market value of the acquired tangible net assets of AcuVoice, Inc. was $25,339,840, of which $6,750,000 was capitalized as purchased core technology, $750,000 was capitalized as goodwill and $17,839,840 was expensed as purchased in-process research and development.

                               FONIX CORPORATION
                         [A Development Stage Company]
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The following unaudited pro forma financial statement data for the three and six months ended June 30, 1998 and 1997 present the results of operations of the Company as if the acquisition of AcuVoice, Inc. had occurred at the beginning of each six-month period. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the applicable period or of future results. A $17,346,849 expense related to the purchased in-process research and development was recorded at the date of the acquisition and is not presented in the following pro forma financial statement data since it is a non recurring charge directly attributable to the acquisition.

                                   Three Months Ended June 30,    Six Months Ended June 30,
                                   ----------------------------  ---------------------------
                                       1998            1997          1998           1997
                                   --------------  ------------  -------------  ------------

Revenues                           $ 1,176,500     $    95,900   $ 2,519,020    $   113,149

Loss from operations                (4,102,789)     (4,150,695)   (7,282,381)    (7,386,198)

Net loss attributable to common
   stockholders                     (4,093,361)     (5,094,439)   (7,305,634)    (8,289,900)

Basic and diluted net loss
   per common share                      (0.08)          (0.11)        (0.15)         (0.19)

3.  CERTIFICATE OF DEPOSIT

As of June 30, 1998, the Company had a $20,000,000 short-term certificate of deposit at a bank which amount is included in cash and cash equivalents. The certificate bore interest at 5.55 percent per annum at June 30, 1998. Interest is payable monthly. This certificate is pledged as collateral on a revolving note payable (see Note 6).

4.  NOTES RECEIVABLE

As of June 30, 1998, the Company had a short-term, unsecured, demand note receivable from an unrelated entity in the amount of $100,000 which was issued in connection with the Company's intended acquisition of that entity. Interest begins to accrue at six percent per annum on the date which is 90 days after the Company demands payment, which the Company may do in the event both parties agree that the acquisition will not proceed.

As of June 30, 1998, the Company had a short-term, unsecured, demand note receivable from an unrelated entity in the amount of $250,000 which was issued in connection with the Company's intended acquisition of that entity. Interest begins to accrue at six percent per annum on the date which is 90 days after the Company demands payment, which the Company may do in the event both parties agree that the acquisition will not proceed.

As of June 30, 1998, the Company had a short-term, unsecured, demand note receivable from an unrelated entity in the amount of $481,140 which was issued in connection with the Company's intended acquisition of that entity. Interest begins to accrue at six percent per annum on the date which is 90 days after the Company demands payment, which the Company may do in the event both parties agree that the acquisition will not proceed. Subsequent to June 30, 1998, the Company has advanced an additional $141,000 to the same entity under similar terms.

5.  INTANGIBLE ASSETS

Intangible assets consist of purchased core technology and goodwill in connection with the acquisition of AcuVoice, Inc. and direct costs incurred by the Company in applying for patents covering its technologies. Amortization is

                               FONIX CORPORATION
                         [A Development Stage Company]
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

computed on a straight-line basis over the estimated useful life of the core technology and goodwill of eight years, and of the patents of five years.

6.  REVOLVING NOTE PAYABLE

As of June 30, 1998, the Company had a revolving note payable to a bank in the amount of $19,838,783. Loaned amounts under the revolving note payable are limited, in the aggregate at any time, to $20,000,000. The weighted average outstanding balance during the six months ended June 30, 1998 was $17,378,973. This note was due August 4, 1998, bore interest at 6.55 percent per annum, and was secured by a certificate of deposit in the amount of $20,000,000 (see Note
3). This revolving note is renegotiated quarterly and interest is payable monthly. Subsequent to June 30, 1998, similar terms were negotiated to extend the maturity date of the note to October 29, 1998. The Company plans to continue renewing the note indefinitely.

7.  STOCKHOLDERS' EQUITY

COMMON STOCK - During the six months ended June 30, 1998, the Company issued 8,249,309 shares of common stock. Of such shares, 3,777,778 shares were issued in connection with a private placement (see below), 2,692,216 shares were issued in connection with the acquisition of AcuVoice, Inc. (see Note 2), 1,489,501 shares were issued upon the conversion of convertible preferred stock and related dividends, 265,000 shares were issued upon the exercise of previously granted warrants and options and 24,814 shares were issued for the purchase of a patent.

PRIVATE PLACEMENT - On March 12, 1998, the Company completed a private placement (the "Offering") of up to 6,666,666 shares of its restricted common stock to seven accredited investors. The total purchase price to be paid by the investors pursuant to the Offering is $30,000,000. Of that amount, $15,000,000 was received by the Company on March 12, 1998, in return for which the Company issued a total of 3,333,333 shares of restricted common stock. Finders' fees of $870,000 were paid in connection with the $15,000,000 received. The remainder of the purchase price was to be paid by the investors on July 27, 1998 (60 days after the effectiveness of a registration statement that the Company filed with the Securities and Exchange Commission covering the common stock issued and issuable to the investors) (the "Second Funding Date"), provided that, as of such date, certain conditions were satisfied. Certain conditions precedent to receiving the additional funding were not met as of July 27, 1998 (see Note 12). On June 29, 1998, some of the investors paid the Company $2,000,000. In return for that payment, the Company issued 444,445 additional shares under the terms and conditions as set forth in the Offering documents.

Additionally, the investors in the Offering had certain "reset" rights pursuant to which the investors would receive additional shares of restricted common stock ("Reset Shares") if the average market price of the Company's common stock for the 60-day periods following the initial closing date and the Second Funding Date did not equal or exceed $5.40 per share (see Note 12).

SERIES B PREFERRED STOCK - In January 1998, 27,500 shares of Series B Convertible Preferred Stock and related dividends were converted into 193,582 shares of common stock. At June 30, 1998, no shares of Series B Convertible Preferred Stock were outstanding.

SERIES C PREFERRED STOCK - During the three months ended March 31, 1998, 185,000 shares of Series C Convertible Preferred Stock and related dividends were converted into 1,295,919 shares of the Company's common stock. At June 30, 1998, no shares of Series C Convertible Preferred Stock were outstanding.

                               FONIX CORPORATION
                         [A Development Stage Company]
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

COMMON STOCK OPTIONS - During the six months ended June 30, 1998, the Company granted 1,325,000 stock options. 450,000 of such options having an exercise price of $5.16 per share were granted to three individuals who are executive officers and directors of the Company and who each beneficially own more than ten percent of the Company's common stock. 355,000 and 420,000 of such options were granted to various employees at exercise prices of $3.34 and $6.50 per share, respectively, and 100,000 options were granted to an unrelated party for services at $3.75 per share. The term of all options granted during such six month period is ten years from the date of grant. As of June 30, 1998, the Company had a total of 11,855,000 options outstanding.

On June 1, 1998, the Company's board of directors approved the 1998 Stock Option and Incentive Plan (the "Plan") for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance is 10,000,000. On July 14, 1998, the Company's shareholders approved the Plan. The Plan is administered by a committee consisting of two or more directors of the Company. The exercise price of such options is the closing market price of the stock on the date the options are granted. The option term is ten years from the date of grant. As of June 30, 1998, no options had been granted under the Plan.

8.  RELATED-PARTY  TRANSACTIONS

Related-party transactions with entities owned by three individuals who are directors and executive officers of the Company and each of whom beneficially own more than ten percent of the Company's issued and outstanding common stock not otherwise disclosed herein for the six months ended June 30, 1998 and 1997 were as follows:


                            Six Months Ended June 30,
                            -------------------------
                                1998         1997
                            ------------  -----------
Expenses:

     Base rent                   $54,235      $38,600

Liabilities:

     Accrued liabilities          22,786        8,309


During 1996, disinterested members of the Company's Board of Directors authorized the Company to reimburse three executive officers for all taxes payable by them in conjunction with the 1995 exercise of 3,700,000 warrants by a company owned by them. The total authorized reimbursement was $1,150,000 in 1997 and $1,350,000 in 1996. As of June 30, 1998, the Company had paid $2,477,214 of the authorized reimbursement, $317,730 of which was paid during the six months ended June 30, 1998. The unpaid balance of the authorized reimbursement is included in accrued liabilities-related party in the accompanying condensed consolidated balance sheet as of June 30, 1998.

9.  STATEMENTS OF WORK

On February 11, 1998, the Company entered into a First Statement of Work and License Agreement with Siemens Semiconductor Group of Siemens Aktiengesellschaft ("Siemens"). The Company and Siemens are jointly pursuing the development of Siemens' integrated circuits incorporating the Company's technologies for use in certain telecommunications applications. On February 20, 1998, the Company received $2,691,066 in cash from Siemens. Of that amount: (1) $1,291,712 was paid to the Company as a non-refundable payment to license certain automatic speech recognition technologies for which the Company has no further obligation;
(2) $322,928 was paid to purchase warrants to acquire 1,000,000 shares of fonix restricted common stock at an average exercise price of $20 per share with expiration dates ranging from December 31, 1998 to December 31, 1999; and (3) $1,076,426 was paid to the Company to acquire, if

                               FONIX CORPORATION
                         [A Development Stage Company]
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Siemens so elected, shares of the Company's restricted common stock or to become a non-refundable license payment. In June 1998, Siemens elected to apply the $1,076,426 portion as a non-refundable payment to license certain automatic speech recognition technologies for which the Company has no further obligation. The Company recorded the $1,291,712 license payment as revenue during the three months ended March 31, 1998 and the $1,076,426 license payment as revenue during the three months ended June 30, 1998.

10.  RESEARCH AND DEVELOPMENT

In October 1993, the Company entered into an agreement with Synergetics, Inc. (the "Synergetics Agreement"), an unaffiliated research and development entity, whereby Synergetics was to develop certain technologies related to the Company's automated speech recognition ("ASR") technologies. The president of the Company is one of seven members of the board of directors of Synergetics, and three executive officers, directors and ten percent beneficial owners of the Company own less than five percent of the common stock of Synergetics. Under the terms of the Synergetics Agreement, as subsequently modified, the Company acquired intellectual property rights, technologies and technology rights that were developed by Synergetics and that pertained to the ASR technologies. The Company agreed to provide all funding necessary for Synergetics to develop commercially viable technologies. There was no minimum requirement or maximum limit with respect to the amount of the funding to be provided by the Company. However, under the terms of the Synergetics Agreement, the Company was obligated to use its best efforts in raising the necessary funding for the engineering, development and marketing of the ASR technologies. As part of the Synergetics Agreement, the Company agreed to pay Synergetics a royalty of ten percent of gross revenues from sales of its ASR technologies (the "Royalty"). Under the terms of the Synergetics Agreement, the Company paid to Synergetics $935,957 and $1,502,438 for the three and six months ended June 30, 1998, respectively, for research and development efforts.

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

On April 6, 1998, the Company and Synergetics entered into a Royalty Modification Agreement, under which the Company agreed, subject to its compliance with applicable securities laws, to make an offer to exchange common stock purchase warrants having an exercise price of $10 per share for the Project Shares at the rate of one warrant to purchase 800 fonix common shares for each Project Share. The warrants, if and when issued, will not be exercisable until the earlier of (1) the date the Company's common stock has traded for a period of 15 consecutive trading days at a minimum of $37.50 per share or (2) September 30, 2000. The offer of warrants to holders of Project Shares cannot be made by the Company until a registration statement covering the total number of warrants issuable upon the exercise of the warrants has been declared effective by the U.S. Securities and Exchange Commission. Upon the tender to the Company of any Project Shares a corresponding percentage of the Royalty will be canceled.

                               FONIX CORPORATION
                         [A Development Stage Company]
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

11.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASE AGREEMENT - In June 1998, the Company entered into a long-term non cancelable operating lease agreement for a facility in Cupertino, California, which houses its fonix/AcuVoice subsidiary. Future aggregate minimum obligations under this operating lease are as follows:

   Years ending December 31,


          1998                         $  163,883
          1999                            292,899
          2000                            308,474
          2001                            320,531
          2002                            332,589
          Thereafter                      140,672
                                       ----------

            Total                      $1,559,048
                                       ==========

PROFESSIONAL SERVICES AGREEMENT - Effective May 7, 1998, the Company entered into a one-year professional services agreement with a public relations firm. The minimum monthly retainer is $15,000 per month. In connection with this agreement, the firm was granted options to purchase 100,000 shares of the Company's common stock at $3.75 per share. The options have a ten-year term and are fully vested. In connection with this transaction, the Company recorded $320,100 of consulting expense, $266,750 of which has been deferred and will be recognized ratably over the life of the agreement.

LITIGATION - On March 11, 1998, an action (the "J&L Action") was filed against the Company in the Supreme Court of the State of New York for the County of New York by Jesup & Lamont Securities Corporation. The J&L Action alleges that the Company must pay a fee in excess of $1,200,000 plus 30,000 shares of the Company's restricted common stock in connection with the Offering (see Note 7). The Company has filed an answer and limited discovery has taken place. The Company's Board of Directors and its management believe that the J&L Action is without merit, and the Company intends to vigorously defend the action. There can be no assurance that the Company will prevail in the J&L Action, or that the pendency of the lawsuit will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential losses.

The Polomba Action - On July 9, 1998, the Company settled a case brought by a shareholder of the Company against certain directors of the Company and K.L.S. Enviro Resources, Inc. ("KLSE"), a third party affiliated with certain of the director-defendants. Pursuant to the settlement, the Company is to receive warrants to purchase 583,000 shares of KLSE common stock at a purchase price of $0.40 per share.

In addition to the J&L action, the Company from time to time is or may be involved in various lawsuits, claims and actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.

12.  SUBSEQUENT EVENTS

On July 2, 1998 and August 4, 1998, the Company advanced $50,000 and $50,000 respectively, to an unrelated entity in connection with the Company's intended acquisition of that entity. This unsecured, demand note receivable begins to accrue interest at six percent per annum

                               FONIX CORPORATION
                         [A Development Stage Company]
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

on the date which is 90 days after the Company demands payment, which the Company may do in the event both parties agree that the acquisition will not proceed.

On July 10, 1998, the Company advanced $50,000 to an unrelated entity in connection with the Company's intended acquisition of that entity. This unsecured, demand note receivable begins to accrue interest at six percent per annum on the date which is 90 days after the Company demands payment, which the Company may do in the event both parties agree that the acquisition will not proceed.

In connection with the Offering discussed in Note 7, July 27, 1998 was the Second Funding Date. As of that date, the conditions precedent to the investors' obligations to provide the additional $13,000,000 of funding were not satisfied. Nevertheless, some of the investors provided $3,000,000 in additional funding in exchange for which the Company issued a total of 666,666 shares of common stock subject to the terms and conditions of the Offering documents. As of August
19, 1998, the Company had not issued any Reset Shares pursuant to the Offering documents. The investors in the Offering and the Company have agreed in principle to restructure the reset provisions of the Offering documents, although there can be no assurance that any such restructuring agreement will be consummated.

On July 31, 1998, the Company signed a definitive Agreement and Plan of Merger pursuant to which Articulate Systems, Inc., a Delaware corporation with its principal place of business is Boston, Massachusetts ("Articulate") will be merged into a wholly owned subsidiary of the Company. Articulate is a provider of sophisticated voice recognition products to specialized segments of the health care industry. The Company anticipates that the Articulate merger will close during the third quarter of 1998, although there can be no assurance that the merger will close or that it will be successful.

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

OVERVIEW
--------

fonix is a development-stage company engaged in scientific research and development of proprietary automatic speech recognition ("ASR") technologies comprised of components that may be licensed in whole or in part to third parties. The Company also has developed, and seeks to license, certain other technologies related to the ASR technologies such as data compression and neural network design technologies (collectively, the ASR technologies and such other related technologies are referred to in this report as the "Core Technologies"). The Company has completed the Core Technologies such that they are available for third-party licensing and co-development.

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

Other than the arrangements with Siemens and OGI, the Company has no licensing or co-development agreements with respect to the Core Technologies with any third party. The Company is presently engaged in discussions with potential licensees and co-developers. There can be no assurance, however, that the Company will be able to license its Core Technologies to third parties other than Siemens or enter into additional co-development or strategic alliance agreements.

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

In furtherance of this strategy, in March 1998, the Company acquired the award-winning voice synthesis technologies of AcuVoice, Inc. That acquisition was accomplished through a merger of AcuVoice, Inc. into a wholly owned subsidiary of the Company now known as fonix/AcuVoice, Inc. AcuVoice, Inc. was incorporated in 1984 and since that time has been engaged in development of a software only text-to-human-speech synthesis technology called "concatenative speech synthesis," now recognized in the speech technology industry as a leading method of achieving natural sounding speech from a computer. Beginning in early 1996, AcuVoice, Inc. began selling developer kits based on its technology, and companies that the Company presently believes to be developing marketable products based on the fonix AcuVoice technologies include IBM, General Motors, Kurzweil Educational Systems, Pratt & Whitney, Octel Communications, Andersen Consulting, NEC, Dialogic and Bell Atlantic. Companies that have developed products using fonix AcuVoice developer kits, and now are selling or using products containing fonix AcuVoice text-to-speech technologies include AT&T, Motorola, Northern Telecom, Lucky Goldstar (Korea), Smart Dial, Signet, Concierge, Ultimate Technology, First Call, XL Vision, Applied Future Technologies and Productivity Works.

In addition to fonix/AcuVoice, the Company presently is considering other mergers and acquisitions involving additional complementary technologies (see
Note 12 to the condensed consolidated financial statements). There can be no assurance that any other acquisitions will be consummated, or that the AcuVoice, Inc. or Articulate mergers, or any other acquisition or merger already consummated or to be consummated in the future, will result in increased opportunities for the Company to enter into profitable licensing arrangements or that such additional technologies can be successfully integrated with the Core Technologies. To the extent the Company finances such acquisitions by issuances of its capital stock, additional, and possibly substantial, dilution will result to existing shareholders.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

During the three months ended June 30, 1998, the Company recorded revenues of $1,176,500, of which $100,074 is from the operations of fonix/AcuVoice and $1,076,426 is from Siemens as a non-refundable license fee, for which the Company has no further obligation.

Prior to March 1997, the Company conducted its scientific research and development activities through Synergetics, Inc., an unaffiliated research and development entity ("Synergetics"), pursuant to product development and assignment contracts between the Company and Synergetics (collectively, the "Synergetics Agreement"). Under that arrangement, Synergetics provided personnel and facilities and the Company financed scientific research and development of the ASR technologies on an as-required basis. There was no minimum requirement or maximum limit with respect to the amount of funding the Company was obligated to provide to Synergetics under the Synergetics Agreement, and the Company was obligated to use its best efforts in raising all of the necessary funding for the development of the ASR technologies. Synergetics submitted pre-authorized work orders and budgets, which were then reviewed and approved by the Company. All funds paid to Synergetics have been accounted for by the Company as research and development expense. Under the Synergetics Agreement, the Company had also agreed to pay a royalty to Synergetics equal to ten percent of revenues from sales of the ASR technologies or products incorporating the ASR technologies (the "Royalty"). On March 13, 1997, the Company and Synergetics reached an agreement in principle to modify the Synergetics Agreement with regard to the development and assignment of the Company's ASR technologies. Most research and development activities previously conducted by Synergetics were moved in-house to the Company in or about March 1997. On April 6, 1998, the parties finalized their understanding in a written Royalty Modification Agreement (the "Modification Agreement"). Under the Modification Agreement, the Company, to the extent Project Shares are exchanged for warrants, will not have any obligation to pay the Royalty or any percentage of the revenues received from entering into licensing or co-development agreements or otherwise from the manufacture of products incorporating the ASR technologies. Assignment to the Company of all technology relating to the ASR technologies is confirmed by the Modification Agreement.

From inception on October 1, 1993 through June 30, 1998, the Company has invested $23,598,788 in research and development relating to its Core Technologies. During the three months ended June 30, 1998, the Company incurred research and development expenses of $2,960,292, an increase of $1,505,071 over the same period in the previous year. This increase is due primarily to the addition of research and development personnel, equipment and facilities. Approximately $201,000 of such increase is for development costs associated with AcuVoice. The Company anticipates similar or increased research and development costs as it continues to expand, develop and market its Core Technologies.

General and administrative expenses were $2,318,997 and $2,457,278, respectively, for the three months ended June 30, 1998 and 1997. This decrease from the previous period was due primarily to decreases in consulting and outside services. Consulting and outside services were $97,346 and $1,209,693 for the three months ended June 30, 1998 and 1997, respectively, a decrease of $1,112,347 over the three months ended June 30, 1997. Additionally, the Company incurred increased expenses in salaries, legal and accounting, travel and depreciation and amortization of $196,365, $211,719, $177,451 and $301,267, respectively. The $301,267 increase in depreciation and amortization is primarily attributable to the amortization of intangible assets acquired in connection with the acquisition of AcuVoice.

Due to minimal revenues and significant research and development and general and administrative expenses, the Company has incurred losses from operations since inception totaling $64,957,453, of which $4,102,789 and $3,912,499 were incurred
during the three months ended June 30, 1998 and 1997, respectively.   At June
30, 1998, the Company had an accumulated deficit of $69,953,915 and stockholders' equity of $11,676,022. The Company anticipates that its investment in ongoing scientific research and development of the Core Technologies will continue at present or increased levels for at least the remainder of fiscal 1998.

Net other income was $9,428 for the three months ended June 30, 1998, an increase in net other income of $953,174 over the three months ended June 30, 1997. This increase was due to decreased interest expense of $957,645 from the comparable period in 1997 for debt financing for the Company.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

During the six months ended June 30, 1998, the Company recorded revenues of $2,472,285, of which $2,368,138 was a non-refundable license fee from Siemens, for which the Company has no further obligation.

During the six months ended June 30, 1998, the Company incurred research and development expenses of $5,661,495, an increase of $2,596,216 over the same period in the previous year. This increase is due primarily to the addition of research and development personnel, equipment and facilities. Approximately $220,000 of such increase is for development costs associated with AcuVoice, Inc. The Company anticipates similar or increased research and development costs as it expands and continues to develop and market its Core Technologies. Additionally, the Company purchased in-process research and development totaling $17,839,840 during the six months ended June 30, 1998, in connection with the acquisition of AcuVoice, Inc.

General and administrative expenses were $3,744,440 and $3,750,669, respectively, for the six months ended June 30, 1998 and 1997. This decrease from the previous period was due primarily to decreases in consulting and outside services. Consulting and outside services were $108,391 and $1,698,651 for the six months ended June 30, 1998 and 1997, respectively, a decrease of $1,590,260 over the six months ended June 30, 1997. Additionally, the Company incurred increased expenses in salaries, legal and accounting, travel and depreciation and amortization of $511,407,

$388,148, $239,157 and $322,265, respectively. The $322,265 increase in depreciation and amortization is primarily attributable to the amortization of intangible assets in connection with the acquisition of AcuVoice, Inc.

The Company incurred losses from operations of $24,773,490 and $6,815,948 during the six months ended June 30, 1998 and 1997, respectively. The significant increase in losses from operations is primarily due to purchased in-process research and development charges of $17,839,840 associated with the acquisition of AcuVoice, Inc. The Company anticipates that its investment in ongoing scientific research and development of the Core Technologies will continue at present or increased levels for at least the remainder of fiscal 1998.

Net other expense was $31,019 for the six months ended June 30, 1998, a decrease in net other expense of $872,741 over the six months ended June 30, 1997. This decrease was primarily due to decreased interest expense of $911,284 from the comparable period in 1997 for debt financing for the Company.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's current assets exceeded its current liabilities by $2,279,103 at June 30, 1998 compared to $678,823 at December 31, 1997. The current ratio was
1.11 at June 30, 1998, compared to 1.03 at December 31, 1997. Current assets increased by $2,071,416 to $23,220,105 from December 31, 1997 to June 30, 1998.
Current liabilities increased by $471,136 to $20,941,002 during the same period. The increase in working capital from December 31, 1997 to June 30, 1998 was primarily attributable to an increase in cash due to the sale of common stock. Total assets were $32,641,652 at June 30, 1998 compared to $22,894,566 at December 31, 1997.

From its inception, the Company's principal source of capital has been private and other exempt sales of the Company's debt and equity securities. During the six months ended June 30, 1998, the Company issued 8,249,309 shares of common stock. Of such shares, 3,777,778 shares were issued in connection with a private placement (see below), 2,692,216 shares were issued in connection with the acquisition of AcuVoice, Inc., 1,489,501 shares were issued upon the conversion of convertible preferred stock and related dividends, 265,000 shares were issued upon the exercise of previously granted warrants and options and 24,814 shares were issued for the purchase of a patent.

On March 12, 1998, the Company completed a private placement (the "Offering") of up to 6,666,666 shares of its restricted common stock to seven accredited investors. The total purchase price to be paid by the investors pursuant to the Offering is $30,000,000. Of that amount, $15,000,000 was received by the Company on March 12, 1998, in return for which the Company issued a total of 3,333,333 shares of restricted common stock. Finders' fees of $870,000 were paid in connection with the $15,000,000 received. The remainder of the purchase price was to be paid by the investors on July 27, 1998 (60 days after the effectiveness of a registration statement that the Company filed with the Securities and Exchange Commission covering the common stock issued and issuable to the investors) (the "Second Funding Date"), provided that, as of such date, certain conditions were satisfied. Certain conditions precedent to receiving the additional funding were not met as of July 27, 1998. On June 29, 1998, some of the investors paid the Company $2,000,000. In return for that payment, the Company issued 444,445 additional shares under the terms and conditions set forth in the Offering documents.

Additionally, the investors in the Offering had certain "reset" rights pursuant to which the investors would receive additional shares of restricted common stock if the average market price of the Company's common stock for the 60-day periods following the initial closing date and the Second Funding Date did not equal or exceed $5.40 per share (see Note 12 to the condensed consolidated financial statements).

In connection with the Offering, July 27, 1998 was the Second Funding Date. As of that date, the conditions precedent to the investors' obligations to provide an additional $13,000,000 of funding were not satisfied. Nevertheless, some of the investors provided $3,000,000 in additional funding in exchange for which the Company issued 666,666 shares of common stock subject to the terms and conditions of the Offering documents. As of August 19, 1998, the Company had not issued any Reset Shares pursuant to the Offering documents. The investors in the Offering and the Company have agreed in principle to restructure the reset provisions of the Offering documents, although there can be no assurance that any such restructuring agreement will be consummated.

In January 1998, 27,500 shares of Series B Convertible Preferred Stock and related dividends were converted into 193,582 shares of common stock. At June 30, 1998, no shares of Series B Convertible Preferred Stock were outstanding.

During the three months ended March 31, 1998, 185,000 shares of Series C Convertible Preferred Stock and related dividends were converted into 1,295,919 shares of the Company's common stock. At June 30, 1998, no shares of Series C Convertible Preferred Stock were outstanding.

During the six months ended June 30, 1998, the Company granted 1,325,000 stock options. 450,000 of such options having an exercise price of $5.16 per share were granted to three individuals who are executive officers and directors of the Company and who each beneficially own more than ten percent of the Company's common stock. 355,000 and 420,000 of such options were granted to various employees at exercise prices of $3.34 and $6.50 per share, respectively, and 100,000 options were granted to an unrelated party for services at $3.75 per share. The term of all options granted during such six month period is ten years from the date of grant. As of June 30, 1998, the Company had a total of 11,855,000 options outstanding.

Although the Company has signed its first Statement of Work with Siemens and the Company anticipates that it will enter into additional third-party licenses or co-development agreements for its Core Technologies with Siemens and other parties during fiscal year 1998, there can be no assurance that this will occur. Even with the Siemens Agreement in place and taking into account expected revenues from the AcuVoice merger, the Company's ongoing operating expenses remain higher than revenues from operations. Accordingly, the Company expects to incur significant losses at least through the end of fiscal year 1998 and until such time as it is able to enter into substantial licensing and co-development agreements and receive substantial revenues from such arrangements, of which there can be no assurance.

The Company has established a relationship with a major regional federally insured financial institution pursuant to which the Company is permitted to borrow against its own funds on deposit with the institution. As of June 30, 1998, the Company had funds on deposit of $20,000,000. As of June 30, 1998, the Company owed $19,838,783 to the institution, compared with $18,612,272 as of December 31, 1997. The weighted average outstanding balance during the six months ended June 30, 1998 was $17,378,973. This note was due August 4, 1998 and bore interest at 6.55 percent per annum. Subsequent to June 30, 1998, similar terms were negotiated to extend the maturity date of the note to October 29, 1998. This revolving note is renegotiated quarterly and the Company plans to continue renewing the note indefinitely. The net difference between the rate of interest paid by the institution for the Company's funds on deposit at the institution and the interest rate paid to the Company by the institution is approximately one percent. Interest income and expense is payable monthly and the principal amount is payable in full at maturity.

The Company will need to raise additional funds to satisfy its cash requirements during the next twelve months. Scientific research and development, corporate operations and marketing expenses will continue to require substantial additional capital. In addition, the Company recently has acquired AcuVoice, Inc. and is actively seeking additional complementary acquisition opportunities. On July 31, 1998, the Company signed a definitive agreement pursuant to which Articulate Systems, Inc., will be merged into a wholly owned subsidiary of the Company, which acquisition will require approximately $13,200,000 in cash at the anticipated closing in the third quarter of 1998, although there can be no assurance that the merger will close. These and other acquisition transactions will require substantial additional capital resources, even if the Company uses its securities in payment of all or part of the purchase price of such acquisitions. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through sales of its equity and debt securities to satisfy future capital requirements until such time as the Company is able to enter into additional acceptable third-party licensing or co-development arrangements such that it will be able to finance ongoing operations out of license, royalty and sales revenues. There can be no assurance that the Company will be able to sell its equity and debt securities or enter into such arrangements, such that sufficient operating capital will be available when and in the amounts needed. Furthermore, the issuance of equity securities or other securities which are or may become convertible to the equity securities of the Company in connection with such financing (or in connection with acquisitions) will result in dilution to the stockholders of the Company which could be substantial.

The Company presently has no plans to purchase any new plants or office facilities. The Company presently anticipates that it will incur approximately $950,000 in capital expenditures for equipment Company-wide over the next twelve months.

YEAR 2000

The Year 2000 issue affects virtually all companies and organizations, including the Company. If a company does not successfully address its Year 2000 issues, it may face material adverse consequences. The Company has formed a committee to address the Year 2000 issue and is in the process of insuring that its internal computer systems and computer interface technology being developed by the Company are Year 2000 compliant. With respect to third-party providers whose services are critical to the Company, the Company intends to monitor the efforts of such providers as they become Year 2000 compliant. Management is presently not aware of any Year 2000 issues that have been encountered by any such third-party which could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems.

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

Management believes the primary strengths of fonix include:

     .    Next generation Core Technologies
     . Growing suite of complementary advanced speech and human-computer interface technologies
     . Strong Board of Directors and management team with experience in industry and finance sectors
     .    Inclusive, open, supportive corporate culture
     . Depth of technological expertise, including product engineering teams in Salt Lake City, Silicon Valley and Boston
     .    Reasoned global market strategy

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

The Company is determined to become a multi-market, multi-product enterprise offering advanced speech and human-computer interface technologies for business, consumer and service applications. Advanced human-computer interface technologies and multi-modal systems include:

     .    speech recognition
     .    speech synthesis
     .    speaker identification and verification
     .    handwriting recognition
     .    pen and touch screen input
     .    facial and gesture input and output
     .    natural language understanding

Products anticipated to incorporate such advanced multi-modal human computer interface technologies include, among others, the following:

     .    PC's
     .    Cellular phones
     .    automotive and home environment speech controls
     .    automated information and transaction kiosks
     .    telephone systems with natural dialogue and gesture controls
     .    medical reporting systems
     .    smart consumer appliances and electronics
     .    speech and pen-based computers
     .    interactive education and entertainment systems
     .    interactive advertising
     .    real-time translation systems

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

The strategy described above is not without risk, and shareholders and others interested in the Company and its common stock should carefully consider the risks contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

THE POLOMBA ACTION

As previously reported, the Company was named as a defendant in a shareholder derivative action brought by a shareholder of the Company against certain directors of the Company and a third party affiliated with certain of the director-defendants. On July 9, 1998, the Company settled the case. Pursuant to the terms of the settlement, the Company is to receive warrants to purchase 583,000 shares of the common stock of K.L.S. Enviro Resources, Inc., a Nevada corporation, which warrants are exercisable at the price of $.40 per share.

THE J&L ACTION

On March 11, 1998, an action (the "J&L Action") was filed against the Company in the Supreme Court of the state of New York for the county of New York by Jesup & Lamont Securities Corporation. The J&L Action alleges that the Company must pay a fee in excess of $1,200,000 plus 30,000 shares of the Company's restricted common stock in connection with the Offering. The Company has filed an answer and limited discovery has taken place. The Company's Board of Directors and its management believe that the J&L Action is without merit, and the Company intends to vigorously defend the action. There can be no assurance that the Company will prevail in the J&L Action, or that the pendency of the lawsuit will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued for any potential losses.

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

     Recent Sales of Unregistered Securities.  During the quarter ended June 30,
     ---------------------------------------
1998, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"), other than unregistered sales in reliance on Regulation S under the Act as follows:

          On April 16, 1998, the Company issued 10,000 shares of common stock to a non-employee director upon the exercise by such director of warrants to purchase 10,000 shares of common stock at the exercise price of $.50 per share. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or pursuant to an exemption.

          On May 7, 1998, the Company issued 40,000 shares of common stock to an unaffiliated entity upon the exercise by it of warrants at a per share price of $2.00. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or pursuant to an exemption.

          On June 12, 1998, the Company issued options to purchase 100,000 shares of common stock at an exercise price of $3.75 per share to an unaffiliated entity as partial payment for professional services to be rendered by such entity. The Company issued such shares without registration under the Act in reliance on

     Section 4(2) of the Act or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or pursuant to an exemption.

          On June 23, 1998, the Company issued 35,000 shares of common stock to an unaffiliated person upon the exercise by him of options at a per share price of $6.00. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or pursuant to an exemption.

          On June 29, 1998, the Company issued 444,444 shares of common stock as part of the Offering upon the payment by some of the investors in the Offering of an advance of $2,000,000. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act or Regulation D. Such shares of common stock were issued as restricted stock, but were covered, as of the date of their issuance for public resales by the investors, by an effective registration statement filed with the Securities and Exchange Commission.

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

(b) Reports filed on Form 8-K during the three-month period ended June 30, 1998:

    (i) On May 21, 1998, the Company filed amendment no. 1 to the Current Report on Form 8-K originally filed on March 30, 1998, and dated March 13, 1998, containing item 2 disclosure pertaining to the Company's acquisition by merger of AcuVoice, Inc. The amendment was filed to submit the audited and unaudited financial statements of AcuVoice, Inc., and certain pro forma financial information required by Item 7 of Form 8-K.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FONIX CORPORATION



Date:  August 19, 1998                         /s/ Douglas L. Rex
     -------------------                       ---------------------------
                                                   Douglas L. Rex,
                                                   Chief Financial Officer