Form 10-Q
period 1998-09-30
FONIX CORP
filed 1998-11-16
CIK 855585

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1998

[_] Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from __________________________ to________________________.

                      COMMISSION FILE NUMBER    0-23862
                                              ------------

                               fonix corporation
             (Exact name of registrant as specified in its charter)

           Delaware                                  22-2994719
   ------------------------              ------------------------------------
   (State of incorporation)              (I.R.S. Employer Identification No.)

                    60 East South Temple Street, Suite 1225
                          Salt Lake City, Utah  84111
             -----------------------------------------------------
             (Address of principal executive offices and zip code)

                                (801) 328-0161
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                         ------------------------------
                         (Former address of registrant)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X   or No
                                 ------      ------

As of November 9, 1998, 62,828,552 shares of the issuer's common stock, par value $.0001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Interim unaudited condensed consolidated financial statements as required by Rule 10-01 of Regulation S-X follow immediately.

                               FONIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS
                                                                                                     September 30,    December 31,
                                                                                                          1998           1997
                                                                                                     -------------   --------------
Current assets:
   Cash and cash equivalents                                                                         $  20,053,030     $ 20,501,676
   Notes receivable                                                                                        822,139          600,000
   Accounts receivable, net                                                                                257,186                -
   Interest and other receivables                                                                           91,722           14,919
   Inventory                                                                                                65,523                -
   Prepaid expense                                                                                         136,775           32,094
   Stock subscription receivable                                                                         2,000,000                -
                                                                                                     -------------   --------------
      Total current assets                                                                              23,426,375       21,148,689

Property and equipment, net of accumulated depreciation of $955,944 and $464,100, respectively           2,462,907        1,567,279

Intangible assets, net of accumulated amortization of $764,502 and $25,509, respectively                24,984,215          138,951

Other assets                                                                                               130,302           39,647
                                                                                                     -------------   --------------
      Total assets                                                                                   $  51,003,799   $   22,894,566
                                                                                                     =============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Bank overdraft                                                                                    $     178,757   $            -
   Revolving notes payable                                                                              20,034,536       18,612,272
   Notes payable - related party                                                                         6,737,453          551,510
   Notes payable - other                                                                                   100,000                -
   Accounts payable                                                                                      2,868,670          291,638
   Accrued liabilities                                                                                   1,133,388          505,619
   Accrued liabilities - related party                                                                     492,636          459,502
   Deferred revenues                                                                                       931,816                -
   Capital lease obligation - current portion                                                               55,227           49,325
                                                                                                     -------------   --------------
      Total current liabilities                                                                         32,532,483       20,469,866

Capital lease obligation, net of current portion                                                            10,039           52,225
                                                                                                     -------------   --------------
      Total liabilities                                                                                 32,542,522       20,522,091
                                                                                                     -------------   --------------
Commitments and contingencies (Notes 11 and 12)

Stockholders' equity:
   Preferred stock                                                                                      25,697,414        5,812,444
   Common stock                                                                                              5,859            4,358
   Additional paid-in capital                                                                           82,266,674       38,637,059
   Outstanding warrants                                                                                  3,258,928        2,936,360
   Deferred consulting expense                                                                            (186,725)               -
   Deficit accumulated during the development stage                                                    (92,580,873)     (45,017,746)
                                                                                                     -------------   --------------
      Total stockholders' equity                                                                        18,461,277        2,372,475
                                                                                                     -------------   --------------
      Total liabilities and stockholders' equity                                                      $ 51,003,799   $   22,894,566
                                                                                                     =============   ==============

    See accompanying notes to condensed consolidated financial statements.

                               FONIX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                                       OCTOBER 1,
                                               THREE MONTHS ENDED            NINE MONTHS ENDED            1993
                                                  SEPTEMBER 30,                 SEPTEMBER 30,        (INCEPTION) TO
                                           --------------------------   ---------------------------   SEPTEMBER 30,
                                               1998           1997          1998           1997           1998
                                           ------------   -----------   ------------   ------------   -------------
Revenues                                   $    199,017   $       -     $  2,671,302   $        -     $  2,671,302
Cost of revenues                                 33,164           -           57,353            -           57,353
                                           ------------   -----------   ------------   ------------   ------------
  Gross profit                                  165,853           -        2,613,949            -        2,613,949
                                           ------------   -----------   ------------   ------------   ------------
Expenses:
 Purchased in-process research and
  development                                 5,500,000           -       23,339,840            -       23,339,840
 Product development and research             4,419,400     1,650,371     10,080,895      4,715,650     28,018,188
 Selling, general and administrative          4,048,834     2,185,169      7,769,085      5,935,838     30,015,755
                                           ------------   -----------   ------------   ------------   ------------

    Total expenses                           13,968,234     3,835,540     41,189,820     10,651,488     81,373,783
                                           ------------   -----------   ------------   ------------   ------------

Loss from operations                        (13,802,381)   (3,835,540)   (38,575,871)   (10,651,488)   (78,759,834)
                                           ------------   -----------   ------------   ------------   ------------
Other income (expense):
 Interest income                                292,526       279,671        856,408        882,096      3,448,475
 Interest expense                              (378,636)   (1,697,550)      (973,537)    (3,203,735)    (4,826,080)
 Cancellation of common stock
  reset provisions                           (6,111,577)          -       (6,111,577)           -       (6,111,577)
                                           ------------   -----------   ------------   ------------   ------------

    Total other expense, net                 (6,197,687)   (1,417,879)    (6,228,706)    (2,321,639)    (7,489,182)
                                           ------------   -----------   ------------   ------------   ------------

Loss before extraordinary items             (20,000,068)   (5,253,419)   (44,804,577)   (12,973,127)   (86,249,016)

Extraordinary items:
 Loss on extinguishment of debt                     -        (881,864)           -         (881,864)      (881,864)
 Gain on forgiveness of debt                        -             -              -              -           30,548
                                           ------------   -----------   ------------   ------------   ------------

Net loss                                   $(20,000,068)  $(6,135,283)  $(44,804,577)  $(13,854,991)  $(87,100,332)
                                           ============   ===========   ============   ============   ============
Basic and diluted net loss per
 common share                              $      (0.42)  $     (0.18)  $      (0.94)  $      (0.37)
                                           ============   ===========   ============   ============

    See accompanying notes to condensed consolidated financial statements.

                               fonix corporation
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                                                                                    October 1,
                                                                                     Nine Months Ended                 1993
                                                                                        September 30,             (Inception) to
                                                                              --------------------------------     September 30,
                                                                                   1998              1997              1998
                                                                              ---------------   --------------   ----------------
Cash flows from operating activities:
   Net loss                                                                   $   (44,804,577)  $  (13,854,991)   $   (87,100,332)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Issuance of common stock for services                                                  -        1,120,004          5,437,240
     Issuance of common stock for patent                                              100,807                -            100,807
     Non-cash expense related to issuance of debentures,
       warrants, preferred stock and common stock                                   6,111,577        2,489,336         10,078,914
     Non-cash compensation expense related to issuance
       of stock options                                                               133,375                -          2,416,275
     Non-cash expense related to issuance of notes payable and
       accrued expense for services                                                   857,000                -            857,000
     Non-cash expense related to exchange of notes receivable for services            150,000                -            150,000
     Non-cash expense related to purchased in-process research and development     22,839,608                -         22,839,608
     Gains (losses) on asset disposals                                                    (88)               -              1,193
     Depreciation and amortization                                                  1,210,935          237,784          1,700,544
     Extraordinary loss on extinguishment of debt                                           -          881,864            881,864
     Extraordinary gain on forgiveness of debt                                              -                -            (30,548)
     Changes in assets and liabilities, net of acquisitions:
       Accounts receivable, net                                                      (183,418)               -           (183,418)
       Interest and other receivables                                                 (74,009)         157,643            (88,928)
       Inventory                                                                       (8,358)               -             (8,358)
       Prepaid expense                                                               (100,281)        (152,689)          (132,375)
       Other assets                                                                   (80,212)         (18,420)          (119,859)
       Accounts payable                                                             2,381,610           40,870          4,453,448
       Accrued liabilities                                                            482,568       (1,006,905)         1,116,168
       Accrued liabilities - related party                                           (370,966)          (4,978)            88,536
       Deferred revenues                                                                2,126                -              2,126
                                                                                -------------    -------------     --------------
     Net cash used in operating activities                                        (11,352,303)     (10,110,482)       (37,540,095)
                                                                                -------------    -------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES, NET OF EFFECTS OF ACQUISITIONS:
   Acquisition of subsidiaries, net of cash acquired                              (14,738,495)               -        (14,738,495)
   Purchase of property and equipment                                              (1,240,540)        (625,597)        (3,271,919)
   Proceeds from sale of equipment                                                        500                -                500
   Investment in intangible assets                                                    (94,789)         (75,035)          (259,249)
   Issuance of notes receivable                                                    (1,322,139)        (883,600)        (3,805,739)
   Payments received on notes receivable                                                    -        1,633,600          1,883,600
                                                                                -------------    -------------     --------------
     Net cash (used in) provided by investing activities                          (17,395,463)          49,368        (20,191,302)
                                                                                -------------    -------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Bank overdraft                                                                     178,757                -            178,757
   Net proceeds from revolving note payable                                         1,422,264        3,352,637         20,034,536
   Net (payments) proceeds on revolving note payable - related party                 (514,296)         760,000             37,214
   Proceeds from notes payable - other                                                100,000                -          2,451,667
   Payments on notes payable - other                                                  (49,250)               -         (1,829,056)
   Principal payments on capital lease obligation                                     (36,284)               -            (79,665)
   Proceeds from issuance of convertible debentures, net                                    -        2,685,000          3,185,000
   Proceeds from sale of warrants                                                     322,928                -            922,928
   Proceeds from sale of common stock, net                                         17,471,155          425,000         38,175,700
   Proceeds from sale of Series B, C and D preferred stock, net                     9,403,846                -         14,707,346
                                                                                -------------    -------------     --------------
     Net cash provided by financing activities                                     28,299,120        7,222,637         77,784,427
                                                                                -------------    -------------     --------------
Net increase (decrease) in cash and cash equivalents                                 (448,646)      (2,838,477)        20,053,030

Cash and cash equivalents at beginning of period                                   20,501,676       22,805,786                  -
                                                                                -------------    -------------     --------------
Cash and cash equivalents at end of period                                      $  20,053,030    $  19,967,309     $   20,053,030
                                                                                =============    =============     ==============

    See accompanying notes to condensed consolidated financial statements.

                               FONIX CORPORATION
                         (A Development Stage Company)

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)


                                                                                      October 1,
                                                            Nine Months Ended            1993
                                                              September 30,         (Inception) to
                                                           ----------------------    September 30,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:              1998       1997           1998
                                                           ----------  ----------   --------------
   Cash paid during the period for interest                $  747,629   $ 771,037     $  2,784,648

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

   The Company has a stock subscription receivable in the amount of $2,000,000 in connection with the issuance of 100,000 shares of Series E 4% Convertible Preferred Stock that was consummated as of September 30, 1998. This receivable was collected subsequent to period end.

   Preferred Stock Dividends of $1,553,001 were recorded related to the beneficial conversion features of Series D and Series E 4% Convertible Preferred Stock.

   The Company issued 1,390,476 shares of common stock and 608,334 shares of Series D 4% Convertible Preferred Stock in connection with the cancellation of existing reset provisions and costs associated with the issuance of Series D 4% Convertible Preferred Stock (see Note 8).

   Preferred Stock Dividends of $1,000,000 were recorded related to the issuance of 1,390,476 common shares and 608,334 shares of Series D 4% Convertible Preferred Stock in connection with the cancellation of existing reset provisions (see Note 8).

   Preferred Stock Dividends of $73,889 were accrued on Series D 4% Convertible
       Preferred Stock.

   The Company exchanged 150,000 shares of Series D 4% Convertible Preferred
       Stock for 150,000 shares of Series E 4% Convertible Preferred Stock.

   The Company issued 5,140,751 shares of common stock (having a market value of $8,353,720) and notes payable of $4,747,339 in connection with the acquisition of Articulate Systems, Inc.

   Preferred Stock Dividends of $131,660 were recorded related to the beneficial conversion features of Series B and Series C Convertible Preferred Stock.

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

   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997:

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

   Preferred Stock Dividends of $2,647,171 were recorded related to the beneficial conversion features and accretion of Series B and Series C Convertible Preferred Stock.

    See accompanying notes to condensed consolidated financial statements.

                               FONIX CORPORATION
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made in the prior period consolidated financial statements to conform with the current period presentation.

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. This statement is effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. Accordingly, the Company will adopt SFAS No. 131 beginning with its consolidated financial statements for the year ending December 31, 1998.

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

NET LOSS PER COMMON SHARE - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At September 30, 1998 and 1997, there were outstanding common stock equivalents to purchase 38,321,643 and 9,982,403 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share. Net loss per common share amounts have been restated for all periods presented to reflect basic and diluted per share presentations.

                               FONIX CORPORATION
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and nine months ended September 30, 1998 and 1997:

                                                             Three Months Ended September 30,
                                                    ---------------------------------------------------
                                                               1998                      1997
                                                    -------------------------  ------------------------
                                                                   Per Share                 Per Share
                                                        Loss         Amount        Loss        Amount
                                                    -------------  ----------  ------------  ----------
Loss before extraordinary items                     $(20,000,068)              $(5,253,419)

Preferred stock dividends                             (2,626,890)               (1,660,718)
                                                    ------------               -----------
Loss attributable to common stockholders
 before extraordinary items                          (22,626,958)     $(0.42)   (6,914,137)     $(0.16)

Extraordinary loss on extinguishment of
 debt                                                          -           -      (881,864)      (0.02)
                                                    ------------   ---------   -----------   ----------

Net loss attributable to common
 stockholders                                       $(22,626,958)     $(0.42)  $(7,796,001)     $(0.18)
                                                    ============   =========   ===========   =========

Weighted average common shares
 outstanding                                          54,020,736                42,192,776
                                                    ============               ===========

                                                              Nine Months Ended September 30,
                                                    ----------------------------------------------------
                                                               1998                      1997
                                                    -------------------------  -------------------------
                                                                   Per Share                  Per Share
                                                        Loss         Amount        Loss         Amount
                                                    -------------  ----------  -------------  ----------
Loss before extraordinary items                     $(44,804,577)              $(12,973,127)

Preferred stock dividends                             (2,758,550)                (1,660,718)
                                                    ------------               ------------
Loss attributable to common stockholders
 before extraordinary items                          (47,563,127)     $(0.94)   (14,633,845)     $(0.35)


Extraordinary loss on extinguishment of
 debt                                                          -           -       (881,864)      (0.02)
                                                    ------------      ------   ------------      ------
Net loss attributable to common
 stockholders                                       $(47,563,127)     $(0.94)  $(15,515,709)     $(0.37)
                                                    ============      ======   ============      ======

Weighted average common shares
 outstanding                                          50,385,468                 42,053,697
                                                    ============               ============

                               FONIX CORPORATION
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


2.  ACQUISITIONS

The Company created a wholly-owned subsidiary ("fonix/Articulate") for the sole purpose of acquiring Articulate Systems, Inc. ("ASI"), a Delaware corporation, in September 1998. ASI was a provider of sophisticated voice recognition products to specialized segments of the health care industry. Those same products and services are now provided by the Company's HealthCare Solutions Group. The acquisition was closed on September 2, 1998. The Company delivered to the former ASI stockholders 5,140,751 shares of restricted common stock (having a market value of $8,353,720 on that date), cash payment of $7,787,249 and 8.5 percent demand notes in the aggregate amount of $4,747,339. Additionally, the Company has agreed in principle to issue stock options in exchange for all of ASI's stock options outstanding on the date of acquisition (see Note 8). Subsequent to the acquisition, the Company agreed to pay several ASI employees incentive compensation for continued employment in the aggregate amount of $857,000, in connection with which the Company issued 8.5 percent demand notes for $452,900 and recorded an accrued liability of $404,100 for the balance. The demand notes issued to both the ASI stockholders and the ASI employees are payable after November 1, 1998. The $404,100 accrued liability is payable on or before January 31, 1999. The ASI acquisition was accounted for as a purchase.

The excess of the purchase price over the estimated fair market value of the acquired tangible net assets of ASI was $23,584,256, of which $13,700,000 was capitalized as the purchase cost of completed technology, $4,384,256 was capitalized as goodwill and other intangibles and $5,500,000 was expensed as purchased in-process research and development. These allocations were based on a third-party valuation of the relative fair values.

The Company also created a wholly-owned subsidiary for the sole purpose of acquiring AcuVoice, Inc. ("AcuVoice"), a California corporation, in March 1998. After the acquisition, the acquisition subsidiary changed its name to fonix/AcuVoice, Inc. ("fonix/AcuVoice"). AcuVoice developed and marketed text-to-speech or speech synthesis technologies and products directly to end-users, systems integrators and original equipment manufacturers for use in the telecommunications, multi-media, education and assistive technology markets. Those same products and services are now provided by the Company's Interactive Technologies Solutions Group. The AcuVoice acquisition was closed on March 13, 1998. The Company issued 2,692,216 shares of restricted common stock (having a market value of $16,995,972 on that date) and paid a cash payment of approximately $8,000,000 for all of the then outstanding common shares of AcuVoice. The acquisition was accounted for as a purchase.

The excess of the purchase price over the estimated fair market value of the acquired tangible net assets of AcuVoice was $25,339,840, of which $6,750,000 was capitalized as the purchase cost of the completed technology, $750,000 was capitalized as goodwill and $17,839,840 was expensed as purchased in-process research and development. These allocations were based on a third-party valuation of the relative fair values.

The following unaudited pro forma financial statement data for the three and nine months ended September 30, 1998 and 1997 present the results of operations of the Company as if the acquisitions of AcuVoice and ASI had occurred at the beginning of each three and nine-month period. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the applicable period or of future results. Expenses related to purchased in-process research and development related to the acquisitions of AcuVoice and ASI of $17,839,849 and $5,500,000, respectively, were recorded at the date of the acquisitions and are not presented in the following pro forma financial statement data since they are non-recurring charges directly attributable to the acquisitions.

                               FONIX CORPORATION
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                   ---------------------------------   -------------------------------
                                         1998              1997              1998            1997
                                   ----------------  ---------------   ---------------  --------------
Revenues                               $    239,980     $    195,517     $  3,233,621   $      755,191

Loss before extraordinary items         (15,583,360)      (6,966,077)     (31,373,544)     (18,152,534)

Net loss                                (15,583,360)      (7,847,941)     (31,373,544)     (19,034,398)

Basic and diluted net loss
   per common share                           (0.32)           (0.20)           (0.63)           (0.44)

3.  CERTIFICATE OF DEPOSIT

As of September 30, 1998, the Company had a $20,000,000 short-term certificate of deposit at a bank which amount is included in cash and cash equivalents. The certificate bore interest at an annual rate of 5.55 percent at September 30, 1998. Interest is payable monthly. This certificate is pledged as collateral on a revolving note payable (see Note 6).

4.  NOTES RECEIVABLE

As of September 30, 1998, the Company had short-term, unsecured, demand notes receivable from two unrelated entities in the amounts of $662,139 and $160,000 which notes were issued in connection with the Company's intended acquisition of these entities. Interest begins to accrue at an annual rate of six percent on the date which is 90 days after the Company demands payment, which the Company may do if both parties agree that the acquisition of any entity will not proceed.

Previously, the Company had entered into short-term, unsecured, demand notes receivable agreements with two unrelated entities in the amounts of $100,000 and $50,000 which were issued in connection with the Company's intended acquisition of these entities. The Company no longer intends to pursue these acquisitions, and has canceled these notes as consideration for product development and research services rendered by these entities to the Company.

5.  INTANGIBLE ASSETS

Intangible assets consist of the purchase cost of completed technology, goodwill and other intangibles in connection with the acquisitions of AcuVoice and ASI and direct costs incurred by the Company in applying for patents covering its technologies. Amortization is computed on a straight-line basis over the estimated useful lives of the completed technology, goodwill, other intangibles and patents of four to eight years.

6.  NOTES PAYABLE

As of September 30, 1998, the Company had a revolving note payable to a bank in the amount of $19,984,536. Loaned amounts under the revolving note payable are limited, in the aggregate at any time, to $20,000,000. The weighted average outstanding balance during the nine months ended September 30, 1998 was $18,121,205. This note was due October 29, 1998, bore interest at an annual rate of 6.55 percent, and is secured by a certificate of deposit in the amount of $20,000,000 (see Note 3). This revolving note is renegotiated quarterly and interest is payable monthly. As of September 30, 1998, the Company owed the bank $309,457 in past due interest. Subsequently, all such amounts were paid to the bank and the note has been negotiated to extend the maturity date of the note to December 4, 1998. The Company plans to continue renewing the note indefinitely.

                               FONIX CORPORATION
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

As of September 30, 1998, the Company had an unsecured revolving note payable to a bank in the amount of $50,000. Loaned amounts under the revolving note payable are limited, in the aggregate at any time, to $50,000. The weighted average outstanding balance during the nine months ended September 30, 1998 was $2,390. This note is payable on demand and bears interest at an annual rate of 10.5 percent.

As of September 30, 1998, the Company had an unsecured, non-interest bearing demand note payable in the amount of $100,000 to Synergetics, Inc. ("Synergetics"), a research and development entity (see Note 11). This note is payable on demand.

7.  RELATED-PARTY NOTES PAYABLE

As of September 30, 1998, the Company had unsecured demand notes payable to ASI stockholders in the aggregate amount of $4,747,339, which notes were issued in connection with the ASI acquisition on September 2, 1998 (see Note 2). These demand notes bear interest at an annual rate of 8.5 percent and are payable after November 1, 1998.

As of September 30, 1998, the Company had unsecured demand notes payable to various ASI employees in the aggregate amount of $452,900. The Company agreed to pay several ASI employees incentive compensation for continued employment in the aggregate amount of $857,000, for which the Company issued demand notes for $452,900 and recorded an accrued liability of $404,100 for the balance (see
Note 2). The demand notes bear interest at an annual rate of 8.5 percent and are payable after November 1, 1998.

In connection with the acquisition of certain liabilities of ASI pursuant to the ASI merger (see Note 2), the Company executed and delivered a $1,500,000 unsecured demand note payable to a company which is a stockholder of the Company. This demand note bears interest at an annual rate of 8.5 percent and is payable after November 1, 1998.

As of September 30, 1998, the Company had a $37,214 unsecured revolving note payable to a company owned by three individuals who are executive officers and directors of the Company and who each beneficially own more than ten percent of the Company's common stock. The weighted average balance outstanding during the nine months ended September 30, 1998 was $85,967. This revolving note is payable on demand and bears interest at an annual rate of 12 percent. The maximum amount outstanding under this revolving note was $551,510 during the nine months ended September 30, 1998. The Company believes the terms of the related-party revolving note payable are at least as favorable to the Company as the terms that could have been obtained from an unrelated third party in a similar transaction.

8.  STOCKHOLDERS' EQUITY

COMMON STOCK - During the nine months ended September 30, 1998, the Company issued 15,002,758 shares of common stock. Of such shares, 5,390,476 shares were issued in connection with a private placement (see below), 7,832,967 shares were issued in connection with the acquisitions of AcuVoice and ASI (see
Note 2), 1,489,501 shares were issued upon the conversion of Series B and C Convertible Preferred Stock and related dividends, 265,000 shares were issued upon the exercise of previously granted warrants and options and 24,814 shares were issued for the purchase of a patent.

PRIVATE PLACEMENT - On March 12, 1998, the Company completed a private placement (the "Offering") of up to 6,666,666 shares of its restricted common stock to seven accredited investors (the "Investors"). The total purchase price to be paid by the Investors pursuant to the Offering was $30,000,000. Of that amount, $15,000,000 was received by the Company on March 12, 1998, in return for which the Company issued a total of 3,333,333 shares of restricted common stock. Finders' fees of $870,000 were paid in connection with the $15,000,000 received. The remainder of the purchase price was to be paid by the Investors on July 27, 1998 (60 days after the effectiveness of a registration statement that the Company filed with the Securities and Exchange Commission covering the common stock issued and

                               FONIX CORPORATION
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


issuable to the investors) (the "Second Funding Date"), provided that, as of such date, certain conditions were satisfied. Certain conditions precedent to receiving the additional funding were not met as of the Second Funding Date. In separate transactions in June and August 1998, certain Investors paid to the Company $3,000,000 in return for which the Company issued 666,667 additional shares under the terms and conditions set forth in the Offering documents. Finders' fees of $163,846 have been accrued in connection with the $3,000,000 received. No other payment has been received by the Company pursuant to the Offering, and the Company does not expect any further payment to be made.

The Investors acquired certain "reset rights" in connection with the Offering pursuant to which the Investors would receive additional shares of restricted common stock ("Reset Shares") if the average market price of the Company's common stock for the 60-day period following the initial closing date did not equal or exceed $5.40 per share. On August 31, 1998, the Company and the Investors in the Offering restructured the reset provision whereby the Company issued 608,334 shares of Series D 4% Convertible Preferred Stock ("Series D") and 1,390,476 shares of common stock for (i) the relinquishment of the Investors' contractual right to receive Reset Shares in connection with the $15,000,000 received in March 1998, and the $3,000,000 received in June and August 1998, and (ii) a financing cost in connection with the issuance of 500,000 shares of Series D. In connection with the restructuring, the Company recorded an expense of $6,111,577 for the difference between the Company's original obligation to issue additional shares under the "reset rights" provision in the Offering and the fair value of the shares that were actually issued in settlement for the relinquishment of the reset provision, and recorded a preferred stock dividend of $1,000,000 related to financing costs in connection with the issuance of 500,000 shares of Series D (see Series D Preferred Stock below).

SERIES B PREFERRED STOCK - In January 1998, 27,500 shares of Series B Convertible Preferred Stock and related dividends were converted into 193,582 shares of common stock. At September 30, 1998, no shares of Series B Convertible Preferred Stock were outstanding.

SERIES C PREFERRED STOCK - During the three months ended March 31, 1998, 185,000 shares of Series C Convertible Preferred Stock and related dividends were converted into 1,295,919 shares of the Company's common stock. At September 30, 1998, no shares of Series C Convertible Preferred Stock were outstanding.

SERIES D PREFERRED STOCK - On August 31, 1998, the Company entered into an agreement with the Investors whereby the Company issued 500,000 shares of the Company's Series D for $10,000,000. Additionally, the Company issued to certain of the Investors a total of 608,334 shares of Series D (i) in return for their relinquishment of their contractual right to receive Reset Shares in connection with the Offering (see Private Placement above), and as (ii) an additional cost of raising the $10,000,000 from the Series D placement. Dividends accrue on the stated value ($20 per share) of Series D at the rate of 4 percent per year, are payable annually or upon conversion, in cash or common stock, at the option of the Company, and are convertible into shares of the Company's common stock at the holder's option anytime after the earlier of November 29, 1998 or the date the registration statement which the Company has agreed to file with the Securities and Exchange Commission covering the common stock issuable upon the conversion of the Series D is declared effective. Each month the holders of the Series D may not convert more than 25 percent of the total number of shares of Series D originally issued to such holders on a cumulative basis. For example, during the first month a holder may convert up to 25% of the total preferred stock issued to the holder, and during the following month that same holder may convert, on an aggregate to date basis, up to 50% of the total number of shares of Series D held by the holder. Additionally, each month, the holders may convert up to 50 percent of the total number of shares of Series D originally issued to such holders on a cumulative basis, if both of the following conditions are satisfied: the average daily trading volume of the Company's common stock is more than 500,000 shares for the 10-trading-day period before the conversion; and the average per share closing bid price for such 10-trading-day period has not decreased by more than 5 percent during that 10-trading-day period. Any outstanding shares of Series D as of August 31, 2001 automatically will be converted at the conversion price described below most beneficial to the holders on such date. In the event of liquidation, the holders of the Series D are entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series D have no voting rights. The Series D shares,

                               FONIX CORPORATION
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


together with dividends accrued thereon, may be converted into shares of the Company's common stock at the lesser of: $3.50 per share; or the lesser of 110 percent of the average per share closing bid price for the 15 trading days immediately preceding the date of issuance of the Series D shares; or 90 percent of the average of the three lowest per share closing bid prices during the 22 trading days immediately preceding the conversion date. In the event that the holders convert at the $3.50 per share price, the Company is obligated to issue warrants to purchase 0.8 shares of common stock for each share of Series D converted to common stock. Using the conversion terms most beneficial to the holder, the Company is amortizing a beneficial conversion feature of $2,462,964 as a dividend over a 180 day-period.

SERIES E PREFERRED STOCK - Effective as of September 30, 1998, the Company entered into an agreement with two of the Investors whereby the Company issued 100,000 shares of the Company's Series E 4% Convertible Preferred Stock ("Series E") for $2,000,000. Additionally, the Company issued to the purchasers of the Series E a total of 150,000 additional shares of Series E in exchange for which those purchasers surrendered a total of 150,000 shares of Series D. Dividends accrue on the stated value ($20 per share) of Series E at a rate of 4 percent per year, are payable annually or upon conversion, in cash or common stock, at the option of the Company, and are convertible into shares of the Company's common stock at anytime at the holder's option. Any outstanding shares of Series E as of September 30, 2001 are automatically converted at the conversion price described below most beneficial to the holders on such date. In the event of liquidation, the holders of the Series E are entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series E have no voting rights. The Series E, together with dividends accrued thereon, may be converted into shares of the Company's common stock at the lesser of: $3.50 per share; or the lesser of 110 percent of the average per share closing bid price for the 15 trading days immediately preceding the date of issuance of the Series E shares; or 90 percent of the average of the three lowest per share closing bid prices during the 22 trading days immediately preceding the conversion date. If the Investors convert at the $3.50 per share price, the Company is obligated to issue warrants to purchase 0.8 shares of common stock for each share of Series E converted to common stock. Using the conversion terms most beneficial to the holder, the Company recorded a preferred stock dividend of $968,047 for the beneficial conversion feature of the Series E. As of September 30, 1998, no shares of Series E had been converted to common stock. On November 4, 1998, 50,000 shares of Series E and related dividends were converted into 1,130,805 shares of common stock.

COMMON STOCK OPTIONS - During the nine months ended September 30, 1998, the Company granted options to purchase 2,734,000 shares of common stock. Of such options, 450,000 (having an exercise price of $5.16 per share) were granted to three individuals who are executive officers and directors of the Company and who each beneficially own more than ten percent of the Company's common stock; 355,000, 1,240,000, and 589,000 options were granted to various employees at exercise prices of $3.34, $3.54, and $6.50 per share, respectively, and 100,000 options were granted to an unrelated party for services with an exercise price of $3.75 per share. The term of all options granted during the nine months ended September 30, 1998 is ten years from the date of grant. Additionally, the Company has agreed in principle to issue stock options in exchange for the ASI stock options in connection with the acquisition of ASI (see Note 2). These options will have expiration dates ranging from January 1, 2001 to November 2, 2002. As of September 30, 1998, the Company had a total of 13,319,920 options outstanding.

On June 1, 1998, the Company's board of directors approved the 1998 Stock Option and Incentive Plan (the "Plan") for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance is 10,000,000. On July 14, 1998, the Company's shareholders approved the Plan. The Plan is administered by a committee consisting of two or more directors of the Company. The exercise price for these options is the closing market price of the stock on the date the options are granted. The option term is ten years from the date of grant.

                               FONIX CORPORATION
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


9.  RELATED-PARTY TRANSACTIONS

Related-party transactions with entities owned by three individuals who are directors and executive officers of the Company and each of whom beneficially own more than ten percent of the Company's issued and outstanding common stock not otherwise disclosed herein for the nine months ended September 30, 1998 and 1997 were as follows:

The Company subleases office space leased by a company owned by the three individuals described above. The rent and other related charges are passed through without mark-up to the Company:

                               Nine months Ended September 30,
                               -------------------------------
                                    1998             1997
                               ---------------  --------------
Expenses:
     Base rent                         $83,788         $57,900
     Leasehold improvements             35,247               -
Liabilities:
     Accrued liabilities                44,846           5,772

During 1996, disinterested members of the Company's Board of Directors authorized the Company to reimburse three executive officers for all taxes payable by them in conjunction with the 1995 exercise of 3,700,000 warrants by a company owned by them. The total authorized reimbursement was $1,150,000 in 1997 and $1,350,000 in 1996. As of September 30, 1998, the Company had paid the total authorized reimbursement of $2,500,000, $340,516 of which was paid during the nine months ended September 30, 1998.

10.  STATEMENTS OF WORK

On February 11, 1998, the Company entered into a Restated First Statement of Work and License Agreement with Siemens Semiconductor Group of Siemens Aktiengesellschaft ("Siemens"). The Company and Siemens are jointly pursuing the development of Siemens' integrated circuits incorporating the Company's technologies for use in certain telecommunications applications. On February 20, 1998, the Company received $2,691,066 in cash from Siemens. Of that amount: (1) $1,291,712 was paid to the Company as a non-refundable payment to license certain automatic speech recognition technologies for which the Company has no further obligation; (2) $322,928 was paid to purchase warrants to acquire 1,000,000 shares of the Company's restricted common stock at an average exercise price of $20 per share with expiration dates ranging from December 31, 1998 to December 31, 1999; and (3) $1,076,426 was paid to the Company to acquire, if Siemens so elected, shares of the Company's restricted common stock or to become a non-refundable license payment. In June 1998, Siemens elected to apply the $1,076,426 portion as a non-refundable payment to license certain automatic speech recognition technologies for which the Company has no further obligation.

The Company recorded the $1,291,712 and $1,076,426 license payments as revenue during the nine months ended September 30, 1998.

11.  PRODUCT DEVELOPMENT AND RESEARCH

In October 1993, the Company entered into an agreement (the "Synergetics Agreement") with Synergetics, whereby Synergetics was to develop certain technologies related to the Company's automated speech recognition ("ASR") technologies. The Company's president is one of seven members of the board of directors of Synergetics, and three executive officers, directors and ten percent beneficial owners of the Company own less than five percent of the common stock of Synergetics. Under the terms of the Synergetics Agreement, as subsequently modified, the Company

                               FONIX CORPORATION
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


acquired intellectual property rights, technologies and technology rights that were developed by Synergetics and that pertained to the ASR technologies. The Company agreed to provide all funding necessary for Synergetics to develop commercially viable technologies. There was no minimum requirement or maximum limit with respect to the amount of the funding to be provided by the Company. However, under the terms of the Synergetics Agreement, the Company was obligated to use its best efforts in raising the necessary funding for the engineering, development and marketing of the ASR technologies. As part of the Synergetics Agreement, the Company agreed to pay Synergetics a royalty of ten percent of gross revenues from sales of its ASR technologies (the "Royalty"). Under the terms of the Synergetics Agreement, the Company paid to Synergetics $125,995 and $1,628,433 for the three and nine months ended September 30, 1998, respectively, for product development and research efforts.

Until March 1997, Synergetics had compensated its engineers, employees, members of its development team, and other financial backers (collectively, the "Developers"), in part, with the issuance of "Project Shares" granting the holders of such shares the right, within limits, to share pro rata in future Royalty payments by the Company. In addition to issuance of Project Shares, Synergetics had made cash advances to some members of its project team (which members are not employees of the Company) on a non-recourse basis. Repayment of those advances was secured by future disbursements, if any, under the borrower's Project Shares.

On April 6, 1998, the Company and Synergetics entered into a Royalty Modification Agreement, under which the Company agreed, subject to its compliance with applicable securities laws, to make an offer to exchange common stock purchase warrants having an exercise price of $10 per share for the Project Shares at the rate of one warrant to purchase 800 shares of the Company's common shares for each Project Share. The warrants, if and when issued, will not be exercisable until the earlier of (1) the date the Company's common stock has traded for a period of 15 consecutive trading days at a minimum of $37.50 per share or (2) September 30, 2000. The offer of warrants to holders of Project Shares cannot be made by the Company until a registration statement covering the total number of warrants issuable upon the exercise of the warrants has been declared effective by the U.S. Securities and Exchange Commission. Upon the tender to the Company of any Project Shares a corresponding percentage of the Royalty will be canceled.

12.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASE AGREEMENT - In June 1998, the Company entered into a long-term noncancellable operating lease agreement for a facility in Cupertino, California, which houses its Silicon Valley operations. Future aggregate minimum obligations under this operating lease are as follows:

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
                                       ==========

The Company has a noncancellable operating lease agreement for a facility in Woburn, Massachusetts, which houses its HealthCare Solutions and Interactive Technologies Solutions Groups. Future aggregate minimum obligations under this operating lease for the years ended December 31, 1998 and 1999 are $89,373 and $245,776, respectively.

                               FONIX CORPORATION
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


PROFESSIONAL SERVICES AGREEMENT - Effective May 7, 1998, the Company entered into a one-year professional services agreement with a public relations firm. The minimum monthly retainer is $15,000 per month. In connection with this agreement, the firm was granted options to purchase 100,000 shares of the Company's common stock at $3.75 per share. The options have a ten-year term and are fully vested. In connection with this transaction, the Company recorded $320,100 of consulting expense, of which $186,725 is deferred as of September 30, 1998, and will be recognized ratably over the life of the agreement.

LITIGATION - On August 28, 1998, John R. Clarke and Perpetual Growth Fund, a company Clarke's spouse purportedly owns, commenced an action against the Company in federal court for the Southern District of New York. Clarke and Perpetual Growth assert claims for breach of contract relating to certain financing the Company received during 1998. Specifically, Clarke and Perpetual Growth allege that they entered into a contract with the Company under which the Company agreed to pay them a commission of 5 percent of all financing provided to the Company by Southridge Capital Management or its affiliates. Clarke and Perpetual claim that they are entitled to commissions with respect to approximately $3,000,000 of equity financing to the Company in July and August 1998, and the Company's offerings of Series D and Series E preferred stock (totaling together $12,000,000) in August and September 1998.

The Company believes that the Clarke lawsuit is without merit and filed a motion to dismiss based upon the court's lack of personal jurisdiction over the Company. The court granted the Company's motion to dismiss, subject to the right of Clarke and Perpetual Growth to produce additional evidence which would establish jurisdiction of the New York court over the Company. Even if such evidence is available, the Company intends to vigorously defend the claims asserted in that action. However, Clarke and Perpetual Growth could prevail in the lawsuit, in which case the Company may be required to pay significant amounts of monetary damages or other amounts awarded by the court. At a minimum, the ongoing nature of this action will result in some diversion of management time and effort from the operation of the business.

On March 11, 1998, an action (the "J&L Action") was filed against the Company in the Supreme Court of the State of New York for the County of New York by Jesup & Lamont Securities Corporation ("J&L"). The J&L Action alleged that the Company was obligated to pay a fee in excess of $1,200,000 plus 30,000 shares of the Company's restricted common stock in connection with the Offering (see Note 8). The J & L Action was settled upon payment of $385,000 by the Company to J&L.
The J&L Action has been dismissed with prejudice.

On July 9, 1998, the Company settled a case brought by a shareholder of the Company against certain directors of the Company and K.L.S. Enviro Resources, Inc. ("KLSE"), a third party affiliated with certain of the director-defendants. Pursuant to the settlement, and at no cost to the Company, the Company received warrants to purchase 583,000 shares of KLSE common stock at a purchase price of $0.40 per share.

In addition to these actions, the Company from time to time may be involved in various lawsuits, claims and actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.

13.  SUBSEQUENT EVENTS

NOTE PAYABLE - Subsequent to September 30, 1998, in connection with the employment of a person as an officer of the Company, the Company issued a $20,000 unsecured note payable to that officer. This note bears interest at ten percent and is due on December 31, 1998.

ACQUISITIONS - The Company created a wholly-owned subsidiary for the purpose of acquiring Papyrus Associates, a Pennsylvania corporation and Papyrus Development, a Massachusetts corporation, in October 1998. Papyrus Associates

                               FONIX CORPORATION
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


is now marketed by the Company's Interactive Technologies Solutions Group. On October 29,1998, the Company acquired 100 percent of the outstanding common stock of Papyrus Associates for the issuance of 1,076,926 shares of the Company's restricted common stock (having a market value of $1,110,580 on that date) and promissory notes to the shareholders of Papyrus Associates totaling $360,000, due the fifth business day following the closing of the Company's next equity funding, but no later than February 28, 1999 and notes totaling $180,000, due April 30, 1999. These notes bear interest at an annual rate of six percent.

Papyrus Development has developed and has expertise in embedded systems and enhanced Internet applications. Such activities are now conducted by the Company's Interactive Technologies Solutions Group. On October 29,1998, the Company acquired 100 percent of the outstanding common stock of Papyrus Development for the issuance of 2,034,188 shares of the Company's restricted common stock (having a market value of $2,097,756 on that date) and promissory notes to the shareholders of Papyrus Development totaling $490,000, due the fifth business day following the closing of the Company's next equity funding, but no later than February 28, 1999, notes totaling $340,000, due February 28, 1999 and notes totaling $340,000, due September 30, 1999. These notes bear interest at an annual rate of six percent. These acquisitions will be accounted for as purchases.

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

OVERVIEW
--------

fonix is a development stage company that aims to make commercially available a comprehensive package of human-computer interaction technology products and solutions. The Company has developed proprietary automatic computer voice recognition technologies and related technologies such as text-to-speech, neural network design and data compression. These technologies, as developed to date, employ a proprietary phonetic speech modeling engine and a linguistic and contextual process based on a proprietary neural network system (artificial intelligence).

In November 1997, the Company entered into an agreement (the "Siemens Agreement") with the Siemens Semiconductor Group of Siemens Aktiengesellschaft ("Siemens") pursuant to which the Company and Siemens agreed to pursue research and development of certain of the Company's technologies and the commercialization of such technologies for the telecommunications industry through a strategic alliance. Pursuant to the terms of the Siemens Agreement, the Company and Siemens entered into the First Statement of Work and License Agreement (see Note 10 to the condensed consolidated financial statements) pursuant to which Siemens paid the Company a license fee for the development and production of certain of its technologies in integrated circuits suitable for certain telecommunications applications. The Siemens Agreement calls for the payment to the Company of additional license fees when the Company and Siemens have entered into further agreements for the development of specific technologies, although there can be no assurance that the parties will enter into such additional agreements.

In March 1998, the Company expanded its suite of human-computer interaction technologies by acquiring the award-winning voice synthesis technologies of AcuVoice, Inc. ("AcuVoice"). That acquisition was accomplished through a merger of AcuVoice into a wholly-owned subsidiary of the Company now known as fonix/AcuVoice, Inc ("fonix/AcuVoice"). The business operations previously conducted by AcuVoice are now part of the Company's Interactive Technologies Solutions Group. AcuVoice was incorporated in 1984 and since that time has been engaged in development of a software only text-to-human-speech synthesis technology called "concatenative speech synthesis," now recognized in the speech technology industry as a leading method of achieving natural sounding speech from a computer. Beginning in early 1996, AcuVoice began selling developer kits based on its technology. Companies that the Company believes to be developing marketable products based on the fonix/AcuVoice technologies include IBM, General Motors, Kurzweil Educational Systems, Pratt & Whitney, Octel Communications, Andersen Consulting, NEC, Dialogic and Bell Atlantic. Companies that have developed products using fonix/AcuVoice developer kits, and now are selling or using products containing fonix/AcuVoice text-to-speech technologies include AT&T, Motorola, Northern Telecom, Lucky Goldstar (Korea), Smart Dial, Signet, Concierge, Ultimate Technology, First Call, XL Vision, Applied Future Technologies and Productivity Works.

In September 1998, the Company acquired Articulate Systems, Inc. ("ASI"), a developer of leading voice recognition and systems software for specialized applications in the health care industry. That acquisition was accomplished through a merger of ASI into a wholly-owned subsidiary of the Company now known as fonix/Articulate, Inc. ("fonix/Articulate"). The business operations previously conducted by Articulate are now conducted by the Company's HealthCare Solutions Group based in Woburn, Massachusetts.

In October 1998, the Company acquired Papyrus Associates, Inc. ("PAI") and Papyrus Development Corporation ("PDC"). PAI develops and markets printing and cursive handwriting recognition software for personal digital assistants, pen tablets and mobile phones. The Papyrus Recognizer is marketed under the trademark "Allegro." PDC is a systems integration provider with expertise and intellectual property related to embedded systems and enhanced Internet applications. PDC has an ongoing partnership with e-Travel that resulted in the first corporate travel management Web-browser client software system. The acquisition of both PDC and PAI (collectively "Papyrus") was accomplished through a merger of PDC and PAI into a wholly-owned subsidiary of the Company, Papyrus Acquisition Corporation. Following the acquisitions, the Company operates the business formerly operated by Papyrus as part of its Interactive Technologies Solutions Group in Woburn, Massachusetts.

The Company markets its previously developed technologies, together with text-to-speech technologies and products acquired from AcuVoice, handwriting recognition technologies and products acquired from Papyrus, and intelligent agent technologies, through its Interactive Technologies Solutions Group. The present marketing direction for the Interactive Technologies Group is to form relationships with third parties who can incorporate the Company's technologies and the other technologies available to the Interactive Technologies Group into their own products or product development efforts. Such relationships may be structured in any of a variety of ways including traditional technology licenses, co-development relationships through joint ventures or otherwise, and strategic alliances. The third parties with whom the Company presently has such relationships and with which it may have similar relationships in the future include participants in the application software, operating systems, computer, microprocessor chips, consumer electronics, automobile, telephony and health care technology industries.

The Company markets its voice recognition and systems software for specialized applications in the health care industry through its HealthCare Solutions Group. The HealthCare Solutions Group presently markets large vocabulary voice recognition software for the rapid capture, transcription and management of clinical information dictated by radiologists and emergency medical physicians. The two products now being sold by the HealthCare Solutions Group, PowerScribe Radiology and PowerScribeEM, are marketed to major hospitals and medical centers by The MRC Group, Inc., an unaffiliated third party distributor. The MRC Group also supports and services the systems within the United States.

The Company presently intends to consummate other previously announced acquisitions involving additional complementary technologies (see Note 13 to the condensed consolidated financial statements). There can be no assurance that any other acquisitions will be consummated, however, or that the AcuVoice, ASI or Papyrus acquisitions, or any other acquisition or merger already consummated or that may be consummated in the future, will generate substantial revenues or result in increased opportunities for the Company to enter into profitable licensing arrangements or that such additional technologies can be successfully integrated with the Company's existing technologies. To the extent the Company finances such acquisitions by issuances of its capital stock, additional, and possibly substantial, dilution will result to existing shareholders.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

During the three months ended September 30, 1998, the Company recorded revenues of $199,017 from the operations of its HealthCare Solutions and Interactive Technologies Solutions Groups.

Prior to March 1997, the Company conducted its scientific research and development activities solely through Synergetics, Inc.("Synergetics"), a research and development entity, pursuant to product development and assignment contracts between the Company and Synergetics (collectively, the "Synergetics Agreement"). Under that arrangement, Synergetics provided personnel and facilities and the Company financed scientific research and development of the its technologies on an as-required basis. There was no minimum requirement or maximum limit with respect to the amount of funding the Company was obligated to provide to Synergetics under the Synergetics Agreement, and the Company was obligated to use its best efforts in raising all of the necessary funding for the development of its technologies. Synergetics submitted pre-authorized work orders and budgets, which were then reviewed and approved by the Company. All funds paid to Synergetics have been accounted for by the Company as research and development expense. Under the Synergetics Agreement, the Company had also agreed to pay a royalty to Synergetics equal to ten percent of revenues from sales of the technologies developed by Synergetics or products incorporating such technologies (the "Royalty"). On March 13, 1997, the Company and Synergetics reached an agreement in principle to modify the Synergetics Agreement with regard to the development and assignment of the technologies developed by Synergetics. Most research and development activities previously conducted by Synergetics were moved in-house to the Company in or about March 1997. On April 6, 1998, the parties finalized their understanding in a written Royalty Modification Agreement (the "Modification Agreement"). Under the Modification Agreement, the Company will issue warrants in exchange for a pro rata cancellation of its obligation to pay the Royalty or any percentage of the revenues received from entering into licensing or co-development agreements or otherwise from the manufacture of products incorporating the technologies developed by Synergetics. Assignment to the Company of all technology relating to the technologies developed by Synergetics is confirmed by the Modification Agreement.

From inception on October 1, 1993 through September 30, 1998, the Company has invested $28,018,188 in product development and research relating to its technologies. During the three months ended September 30, 1998, the Company incurred product development and research expenses of $4,419,400, an increase of $2,769,029 over the same period in the previous year. This increase is due primarily to the addition of product development and research personnel, increased use of independent contractors, equipment, facilities and the acquisitions of AcuVoice and ASI. Approximately $423,727 of such increase is for development costs from the operations of fonix/AcuVoice and fonix/Articulate. The Company anticipates similar or increased product development and research costs as it continues to expand, develop and market its technologies. Additionally, the Company purchased in-process research and development totaling $5,500,000 during the three months ended September 30, 1998, in connection with the acquisition of fonix/Articulate.

Selling, general and administrative expenses were $4,048,834 and $2,185,169 for the three months ended September 30, 1998 and 1997, respectively. This increase from the previous period was due primarily to the hiring of additional employees and the resulting increases in salaries, wages and related costs, legal and accounting and depreciation and amortization. Salaries, wages and related costs were $1,754,401 and $772,744 for the three months ended September 30, 1998 and 1997, respectively, an increase of $981,657 over the three months ended September 30, 1997. This increase is attributable to incentive compensation for continue employment paid to employees of ASI of $857,000, and to increases in personnel from recent acquisitions. Legal and accounting expenses increased $386,328 and depreciation and amortization increased $467,852. The $467,852 increase in depreciation and amortization is primarily attributable to the amortization of intangible assets acquired in connection with the acquisitions of AcuVoice and ASI.

Due to significant product development and research and selling, general and administrative expenses, the Company has incurred losses from operations since inception totaling $78,759,834, of which $13,802,381 and $3,835,540 were incurred during the three months ended September 30, 1998 and 1997,
respectively.   At September 30, 1998, the Company had an accumulated deficit of
$92,580,873 and stockholders' equity of $18,461,277. The Company anticipates that its investment in ongoing scientific product development and research of its technologies will continue at present or increased levels for at least the remainder of fiscal 1998 assuming the availability of working capital.

Net other expense was $6,197,687 for the three months ended September 30, 1998, an increase of $4,779,808 over the three months ended September 30, 1997. This increase was due primarily to a $6,111,577 expense recorded in connection with the cancellation of a reset provision associated with a private placement of the Company's common stock (see Liquidity and Capital Resources).

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

During the nine months ended September 30, 1998, the Company recorded revenues of $2,671,302, of which $2,368,138 was a non-refundable license fee from Siemens, for which the Company has no further obligation. The remainder of such revenues were from sales and licensing fees.

During the nine months ended September 30, 1998, the Company incurred product development and research expenses of $10,080,895, an increase of $5,365,245 over the same period in the previous year. This increase was due primarily to the addition of product development and research personnel, increased use of independent contractors, equipment, facilities and the operations of AcuVoice and ASI. Approximately $643,575 of such increase is for development costs from the operations of the HealthCare Solutions and Interactive Technologies Solutions Groups. The Company anticipates similar or increased product development and research costs as it expands and continues to develop and market the applications and products offered by its HealthCare Solutions and Interactive Technologies Solutions Groups. Additionally, the Company purchased in-process product development and research totaling $23,339,840 during the nine months ended September 30, 1998, in connection with the acquisitions of AcuVoice and ASI.

Selling, general and administrative expenses were $7,769,085 and $5,935,838, respectively, for the nine months ended September 30, 1998 and 1997. This increase from the previous period was due primarily to the hiring of additional employees and the resulting increases in salaries, wages and related costs, legal and accounting and depreciation and amortization. Salaries, wages and related costs were $3,280,790 and $1,787,726 for the nine months ended September 30, 1998 and 1997, respectively, an increase of $1,493,064 over the nine months ended September 30, 1997. This increase is attributable to incentive compensation for continued employment paid to employees of ASI of $857,000, and to increases in personnel from recent acquisitions. Legal and accounting expenses increased $774,475 and depreciation and amortization increased $790,117. The $790,117 increase in depreciation and amortization is primarily attributable to the amortization of intangible assets acquired in connection with the acquisitions of AcuVoice and ASI. Additionally, consulting and outside services decreased by $2,303,087.

The Company incurred losses from operations of $38,575,871 and $10,651,488 during the nine months ended September 30, 1998 and 1997, respectively. The significant increase in losses from operations is primarily due to purchased in-process product development and research charges of $23,339,840 associated with the acquisitions of AcuVoice and ASI. The Company anticipates that its investment in ongoing scientific product development and research will continue at present or increased levels for at least the remainder of fiscal 1998 assuming availability of working capital.

Net other expense was $6,228,706 for the nine months ended September 30, 1998, an increase in net other expense of $3,907,067 over the nine months ended September 30, 1997. This increase was primarily due to a $6,111,577 expense recorded in connection with the settlement of a reset provision associated with a private placement of the Company's common stock (see Liquidity and Capital Resources). Additionally, interest expense decreased $2,230,198 from the nine months ended September 30, 1997, primarily due to financing costs associated with the issuance and extinguishment of debt instruments during the nine months ended September 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had negative working capital of $9,106,108 at September 30, 1998 compared to positive working capital of $678,823 at December 31, 1997. The current ratio was 0.72 at September 30, 1998, compared to 1.03 at December 31, 1997. Current assets increased by $2,277,686 to $23,426,375 from December 31, 1997 to September 30, 1998. Current liabilities increased by $12,062,617 to $32,532,483 during the same period. The decrease in working capital from December 31, 1997 to September 30, 1998, was primarily attributable to an increase in notes payable associated with the acquisition of ASI and increases in accounts payable and notes payable of $859,000 as incentive compensation to ASI employees to ensure continued employment, and accrued liabilities due to a cash shortage. Total assets were $51,003,799 at September 30,1998 compared to $22,894,566 at December 31, 1997.

From its inception, the Company's principal source of capital has been private and other exempt sales of the Company's debt and equity securities. During the nine months ended September 30, 1998, the Company issued 15,002,758 shares of common stock. Of such shares, 5,390,476 shares were issued in connection with a private placement (see below), 7,832,967 shares were issued in connection with the acquisitions of AcuVoice and ASI, 1,489,501 shares were issued upon the conversion of Series B and C Convertible Preferred Stock and related dividends, 265,000 shares were issued upon the exercise of previously granted warrants and options and 24,814 shares were issued for the purchase of a patent.

On March 12, 1998, the Company completed a private placement (the "Offering") of up to 6,666,666 shares of its restricted common stock to seven accredited investors (the "Investors"). The total purchase price to be paid by the Investors pursuant to the Offering was $30,000,000. Of that amount, $15,000,000 was received by the Company on March 12, 1998, in return for which the Company issued a total of 3,333,333 shares of restricted common stock. Finders' fees of $870,000 were paid in connection with the $15,000,000 received. The remainder of the purchase price was to be paid by the Investors on July 27, 1998 (60 days after the effectiveness of a registration statement that the

Company filed with the Securities and Exchange Commission covering the common stock issued and issuable to the investors) (the "Second Funding Date"), provided that, as of such date, certain conditions were satisfied. Certain conditions precedent to receiving the additional funding were not met as of the Second Funding Date. In separate transactions in June and August 1998, certain Investors paid to the Company $3,000,000 in return for which the Company issued 666,667 additional shares under the terms and conditions set forth in the Offering documents. Placement fees of $163,846 have been accrued in connection with the $3,000,000 received. No other payment has been received by the Company pursuant to the Offering and the Company does not expect any further payment to be made.

The Investors acquired certain "reset rights" in connection with the Offering pursuant to which the Investors would receive additional shares of restricted common stock ("Reset Shares") if the average market price of the Company's common stock for the 60-day period following the initial closing date did not equal or exceed $5.40 per share. On August 31, 1998, the Company and the Investors in the Offering restructured the reset provision whereby the Company issued 608,334 shares of Series D 4% Convertible Preferred Stock ("Series D") and 1,390,476 shares of common stock for (i) the relinquishment of the Investors' contractual right to receive Reset Shares in connection with the $15,000,000 received in March 1998, and the $3,000,000 received in June and August 1998, and (ii) a financing cost in connection with the issuance of 500,000 shares of Series D. In connection with the restructuring, the Company recorded an expense of $6,111,577 for the difference between the Company's original obligation to issue additional shares under the "reset rights" provision in the Offering and the fair value of the shares that were actually issued in settlement for the relinquishment of the reset provision and recorded a preferred stock dividend of $1,000,000 related to financing costs in connection with the issuance of 500,000 shares of Series D (see Series D Preferred Stock below).

In January 1998, 27,500 shares of Series B Convertible Preferred Stock and related dividends were converted into 193,582 shares of common stock. At September 30, 1998, no shares of Series B Convertible Preferred Stock were outstanding.

During the three months ended March 31, 1998, 185,000 shares of Series C Convertible Preferred Stock and related dividends were converted into 1,295,919 shares of the Company's common stock. At September 30, 1998, no shares of Series C Convertible Preferred Stock were outstanding.

On August 31, 1998, the Company entered into an agreement with the Investors whereby the Company issued 500,000 shares of the Company's Series D for $10,000,000. Additionally, the Company issued to certain of the Investors a total of 608,334 shares of Series D (i) in return for their relinquishment of their contractual right to receive Reset Shares in connection with the Offering (see Private Placement above), and as (ii) an additional cost of raising the $10,000,000 from the Series D placement. Dividends accrue on the stated value ($20 per share) of Series D at the rate of 4 percent per year, are payable annually or upon conversion, in cash or common stock, at the option of the Company, and are convertible into shares of the Company's common stock at the holder's option anytime after the earlier of November 29, 1998 or the date the registration statement which the Company has agreed to file with the Securities and Exchange Commission covering the common stock issuable upon the conversion of the Series D is declared effective. Each month the holders of the Series D may not convert more than 25 percent of the total number of shares of Series D originally issued to such holders on a cumulative basis. For example, during the first month a holder may convert up to 25% of the total preferred stock issued to the holder, and during the following month that same holder may convert, on an aggregate to date basis, up to 50% of the total number of shares of Series D held by the holder. Additionally, each month, the holders may convert up to 50 percent of the total number of shares of Series D originally issued to such holders on a cumulative basis, if both of the following conditions are satisfied: the average daily trading volume of the Company's common stock is more than 500,000 shares for the 10-trading-day period before the conversion; and the average per share closing bid price for such 10-trading-day period has not decreased by more than 5 percent during that 10-trading-day period. Any outstanding shares of Series D as of August 31, 2001 automatically will be converted at the conversion price described below most beneficial to the holders on such date. In the event of liquidation, the holders of the Series D are entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series D have no voting rights. The Series D shares, together with dividends accrued thereon, may be converted into shares of the Company's common stock at the lesser of: $3.50 per share; or the lesser of 110 percent of the average per share closing bid price for the 15 trading days immediately preceding the date of issuance of the Series D shares; or 90 percent of the average of the three lowest per share closing bid prices during the 22 trading days immediately preceding the conversion date. In the event that the holders convert at the $3.50 per share price, the Company is obligated to issue warrants to purchase 0.8 shares of common stock for each share of Series D converted to common stock. Using the conversion terms most beneficial to the holder, the Company is amortizing a beneficial conversion feature of $2,462,964 as a dividend over a 180 day-period.

Effective as of September 30, 1998, the Company entered into an agreement with two of the Investors whereby the Company issued 100,000 shares of the Company's Series E 4% Convertible Preferred Stock ("Series E") for $2,000,000. Additionally, the Company issued to the purchasers of the Series E a total of 150,000 additional shares of Series E in exchange for which those purchasers surrendered a total of 150,000 shares of Series D. Dividends accrue on the stated value ($20 per share) of Series E at a rate of 4 percent per year, are payable annually or upon conversion, in cash or common stock, at the option of the Company, and are convertible into shares of the Company's common stock at anytime at the holder's option. Any outstanding shares of Series E as of September 30, 2001 are automatically converted at the conversion price described below most beneficial to the holders on such date. In the event of liquidation, the holders of the Series E are entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series E have no voting rights. The Series E, together with dividends accrued thereon, may be converted into shares of the Company's common stock at the lesser of: $3.50 per share; or the lesser of 110 percent of the average per share closing bid price for the 15 trading days immediately preceding the date of issuance of the Series E shares; or 90 percent of the average of the three lowest per share closing bid prices during the 22 trading days immediately preceding the conversion date. If the Investors convert at the $3.50 per share price, the Company is obligated to issue warrants to purchase 0.8 shares of common stock for each share of Series E converted to common stock. Using the conversion terms most beneficial to the holder, the Company recorded a preferred stock dividend of $968,047 for the beneficial conversion feature of the Series
E. As of September 30, 1998, no shares of Series E had been converted to common stock. On November 4, 1998, 50,000 shares of Series E and related dividends were converted into 1,130,805 shares of common stock.

During the nine months ended September 30, 1998, the Company granted options to purchase 2,734,000 shares of common stock. Of such options, 450,000 (having an exercise price of $5.16 per share) were granted to three individuals who are executive officers and directors of the Company and who each beneficially own more than ten percent of the Company's common stock; 355,000, 1,240,000, and 589,000 options were granted to various employees at exercise prices of $3.34, $3.54, and $6.50 per share, respectively, and 100,000 options were granted to an unrelated party for services with an exercise price of $3.75 per share. The term of all options granted during the nine months ended September 30, 1998 is ten years from the date of grant. Additionally, the Company agreed in principle to issue stock options in exchange for the ASI stock options in connection with the acquisition of ASI. These options have expiration dates ranging from January 1, 2001 to November 2, 2002. As of September 30, 1998, the Company had a total of 13,319,920 options outstanding.

Although the Company has signed its first Statement of Work with Siemens and the Company anticipates that it will enter into additional third-party licenses or co-development agreements for its technologies with Siemens during fiscal year 1998, there can be no assurance that this will occur. Even with the Siemens Agreement in place and taking into account expected revenues from the HealthCare Solutions and Interactive Technologies Solutions Groups, the Company's ongoing operating expenses will remain higher than revenues from operations at least through the first half of 1999. Accordingly, the Company expects to incur significant losses at least through the end of fiscal year 1998 and until such time as it is able to enter into substantial licensing and co-development agreements and receive substantial revenues from such arrangements or from the operations of its recently acquired subsidiaries, of which there can be no assurance.

As of September 30, 1998, the Company had a revolving note payable to a bank in the amount of $19,984,536. Loaned amounts under the revolving note payable are limited, in the aggregate at any time, to $20,000,000. The weighted average outstanding balance during the nine months ended September 30, 1998 was $18,121,205. This note was due October 29, 1998, bore interest at an annual rate of 6.55 percent, and is secured by a certificate of deposit in the amount of $20,000,000. This revolving note is renegotiated quarterly and interest is payable monthly. As of September 30, 1998, the Company owed the bank $309,457 in past due interest. Subsequently, all such amounts were paid to the bank and the note has been negotiated to extend the maturity date of the note to December 4, 1998. The Company plans to continue renewing the note indefinitely.

The Company will need to raise additional funds in the near term to satisfy its cash requirements for operations and current liabilities. Scientific product development and research, corporate operations and marketing expenses will continue to require substantial additional capital. In addition, the Company recently has acquired AcuVoice and ASI and intends to complete other previously announced acquisitions. These and other acquisition transactions have required and will require substantial additional capital resources, even if the Company uses its securities in payment of all or part of the purchase price of such acquisitions. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through sales of its equity, convertible equity and debt securities to satisfy future capital requirements until such time as the Company is able to generate sufficient revenues to enable it to finance ongoing operations. There can be no assurance that the Company will be able to sell its equity and debt securities or enter into such arrangements, such that sufficient operating capital will be available when and in the amounts needed. If such financing is not available, the Company will have to significantly reduce or suspend its operations. Furthermore, the issuance of equity securities or other securities which are or may become convertible to the equity securities of the Company in connection with such financing (or in connection with acquisitions) will result in dilution to the stockholders of the Company which could be substantial.

The Company presently has no plans to purchase any new plants or office facilities. The Company presently anticipates that it will incur approximately $900,000 in capital expenditures for equipment Company-wide over the next twelve months.

YEAR 2000 RISKS

Many computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems will need to be upgraded or replaced in order to comply with such Year 2000 requirements.

In the ordinary course of its business, the Company tests and evaluates its technologies and software and hardware products. The Company believes that all of its technologies and products generally are Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of such technologies or products with respect to four digit date dependent data or the ability of such products to correctly create, store, process, and output information related to such data. However, the Company may learn that certain of its technologies or products do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage, and manipulation of data involving dates. In addition, the Company has warranted or expects to warrant that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of its technologies or products with respect to four digit date dependent data or the ability to create, store, process, and output information related to such data. If the end users of any of the Company's technologies or products experience Year 2000 problems, those persons could assert claims for damages.

The Company uses third party equipment and software that may not be Year 2000 compliant. The Company has implemented a review of key products provided by outside vendors to determine if their products are Year 2000 compliant and presently believes that all software provided by third parties that is critical to its business is Year 2000 compliant or will be before the year 2000. The Company believes that all computer software and hardware acquired from third parties after the 2nd quarter of 1997 is Year 2000 compliant. However, if third party equipment or software does not operate properly with regard to the Year 2000 issue, the Company may incur unexpected expenses to remedy any problems. Such costs may materially adversely affect the Company's business, operating results, and financial condition. In addition, if the Company's key systems, or a significant number of its systems, failed as a result of Year 2000 problems the Company could incur substantial costs and disruption of its business. The Company may also experience delays in implementing Year 2000 compliant software products. Any of these problems have the potential to cause a material adverse affect on the Company's business, operating results, or financial condition by making it difficult to bill customers timely and accurately, meet product development or production schedules, or pay obligations and operating expenses timely.

In addition, the purchasing patterns of the Company's licensees, potential licensees, customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to license fonix technologies or to purchase other Company products. This may adversely affect the Company's business, operating results, and financial condition.

The Company expects that its Year 2000 compliance efforts will cost approximately $70,000 per year through the year 2000.

OUTLOOK

CORPORATE OBJECTIVES, TECHNOLOGY VISION AND ACQUISITION STRATEGY

The Company has positioned itself as a developer of "next generation" speech and human-computer interaction technologies that will provide multiple product solutions for business, consumer and service applications. The Company's management team has assembled leading talents in the speech recognition, speech synthesis, handwriting recognition and other arenas related to its two primary business units; the HealthCare Solutions and Interactive Technologies Solutions Groups. The Board of Directors and management have developed a business strategy that focuses on the health care and interactive systems markets, outlines a vision of the next major market opportunities in these industries and articulates a corporate and technology strategy that includes marketing of a suite of fonix-branded products, strategic alliances, collaborative development agreements and technology licenses.

The Company is determined to become a multi-market, multi-product enterprise offering advanced speech and human-computer interaction technologies for health care, embedded and interactive applications. Advanced human-computer interface technologies and multi-modal systems include:

     .    speech recognition
     .    speech synthesis
     .    speaker identification and verification
     .    handwriting recognition
     .    pen and touch screen input
     .    intelligent agents
     .    natural language understanding

Products anticipated to incorporate such advanced multi-modal human computer interaction technologies include, among others, the following:

     .    PCs and PDAs
     .    cellular phones
     .    automotive and home environment speech controls
     .    automated information and transaction kiosks
     .    telephone systems with natural dialogue and gesture controls
     .    medical transcription and reporting systems, including PowerScribe
           Radiology and PowerScribe EM
     .    smart consumer appliances and electronics
     .    speech and pen-based computers utilizing handwriting and cursive recognition
     .    interactive education and entertainment systems
     .    interactive advertising
     .    real-time translation systems

This next generation technology presents important product and service opportunities for the Company in a variety of industry segments, including:

     .    semiconductors
     .    health care
     .    telecommunications
     .    computers
     .    software
     .    consumer electronics
     .    entertainment
     .    automotive

The Company has observed that there are numerous small "boutique" speech technology vendors. The Company has previously acquired several such vendors including AcuVoice, ASI and Papyrus. An alliance with other such vendors by the Company can offer these small companies greater access to human and other resources which, it is hoped, will lead to greater market share, improved product development and support, and creation of additional product opportunities. In turn, the Company believes that such alliances will provide it with additional speech and human computer interaction technologies, including haptic (manual) input and output, face and gesture recognition, pentop and wearable computers.

The strategy described above is not without risk, and shareholders and others interested in the Company and its common stock should carefully consider the risks contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained herein under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Outlook," including statements concerning (i) the Company's strategy, (ii) the Company's expansion plans, (iii) the market for and potential applications of the Company's technologies, (iv) the results of product development and research efforts, and (v) the growth of the Company's business contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not necessarily limited to, those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

THE CLARK ACTION

On August 28, 1998, John R. Clarke and Perpetual Growth Fund, a company Clarke's spouse purportedly owns, commenced an action against the Company in federal court for the Southern District of New York. Clarke and Perpetual Growth assert claims for breach of contract relating to certain financing the Company received during 1998. Specifically, Clarke and Perpetual Growth allege that they entered into a contract with the Company under which the Company agreed to pay them a commission of 5 percent of all financing provided to the Company by Southridge Capital Management or its affiliates. Clarke and Perpetual claim that they are entitled to commissions with respect to approximately $3,000,000 of equity financing to the Company in July and August 1998, and the Company's offerings of Series D and Series E preferred stock (totaling together $12,000,000) in August and September 1998.

The Company believes that the Clarke lawsuit is without merit and filed a motion to dismiss based upon the court's lack of personal jurisdiction over the Company. The court granted the Company's motion to dismiss, subject to the right of Clarke and Perpetual Growth to produce additional evidence which would establish jurisdiction of the New York court over the Company. Even if such evidence is available, the Company intends to vigorously defend the claims asserted in that action. However, Clarke and Perpetual Growth could prevail in the lawsuit, in which case the Company may be required to pay significant amounts of money damages or other amounts awarded by the court. At a minimum, the ongoing nature of this action will result in some diversion of management time and effort from the operation of the business.

THE J&L ACTION

On March 11, 1998, an action (the "J&L Action") was filed against the Company in the Supreme Court of the State of New York for the County of New York by Jesup & Lamont Securities Corporation ("J&L"). The J&L Action alleged that the Company was obligated to pay a fee in excess of $1,200,000 plus 30,000 shares of the Company's restricted common stock in connection with the Offering (see Note 8). The J & L Action was settled upon payment of $385,000 by the Company to J&L.
The J&L Action has been dismissed with prejudice.

On July 9, 1998, the Company settled a case brought by a shareholder of the Company against certain directors of the Company and K.L.S. Enviro Resources, Inc. ("KLSE"), a third party affiliated with certain of the director-defendants. Pursuant to the settlement, and at no cost to the Company, the Company received warrants to purchase 583,000 shares of KLSE common stock at a purchase price of $0.40 per share.

In addition to these actions, the Company from time to time may be involved in various lawsuits, claims and actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

     c. Unregistered sales of equity securities during the quarter (other than in reliance on Regulation S).

During the quarter ended September 30, 1998, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"), other than unregistered sales in reliance on Regulation S under the Act as follows:

     On August 7, 1998, the Company issued 222,222 shares of common stock as part of the Offering upon the payment by some of the Investors of an advance of $1,000,000. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act or Regulation D. Such shares of common stock were issued as restricted stock, but were covered, as of the date of their issuance for public resales by the Investors, by an effective registration statement filed with the Securities and Exchange Commission.

     On August, 31, 1998, the Company issued 1,390,476 shares of common stock for (i) the relinquishment of Investors' contractual right to receive Reset Shares in connection with $3,000,000 received in June and August 1998, and
     (ii) a financing cost in connection with the issuance of 500,000 shares of Series D 4% Convertible Preferred Stock. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act or Regulation D. Such shares of common stock were issued as restricted stock, but were covered, as of the date of their issuance for public resales by the Investors, by an effective registration statement filed with the Securities and Exchange Commission.

     On September 2, 1998 the Company issued 5,140,751 shares of common stock to various shareholders of Articulate Systems, Inc. as part of the consideration for the merger of Articulate Systems, Inc. with and into a subsidiary of the Company. The common stock was valued at $1.63 per share. The Company issued such shares without registration under the Act in reliance on Section 4(2) of the Act or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or pursuant to an exemption.

     On August 31, 1998 the Company issued an aggregate of 1,108,334 shares of Series D 4% Convertible Preferred Stock to various unaffiliated Investors for the payment of $10,000,000 and (i) the relinquishment of investors' contractual right to receive Reset Shares in connection with $15,000,000 received in March 1998, and (ii) a financing cost in connection with the issuance of 500,000 shares of Series D 4% Convertible Preferred Stock. See
     Part I, Item 2 -- Management's Discussion and Analysis -- Liquidity and Capital Resources. The Company issued the Series D without registration under the Act in reliance on Section 4(2) of the Act or Regulation D. The Series D were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or pursuant to an exemption.

     On September 30, the Company issued an aggregate of 250,000 shares of Series E 4% Convertible Preferred Stock to various unaffiliated Investors in exchange for the payment of $2,000,000 which was received in October 1998 and 150,000 shares of Series D 4% Convertible Preferred Stock. See
     Part I, Item 2 -- Management's Discussion and Analysis -- Liquidity and Capital Resources. The Company issued The Series E without registration under the Act in reliance on Section 4(2) of the Act or Regulation D. The Series E were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the Act or pursuant to an exemption.

ITEM 4.  SUBMISSION OF VOTE OF SECURITY HOLDERS

At its Annual Meeting of Shareholders on July 14, 1998, the following actions were submitted and approved by vote of the majority of the issued and outstanding shares of the Company:

     (1)  Election of directors;
     (2)  Approval of the Company's 1998 Stock Option and Incentive Plan;
     (3) Ratification of the Company's adoption of the 1997 Stock Option and Incentive Plan;
     (4) Approval of the issuance by the Company of up to 6,666,666 shares of restricted common stock to private investors, together with such additional amounts of common stock as may be issuable as a result of certain "reset" and "reset adjustment" provisions applicable to such shares;
     (5) To approve the Board of Directors' selection of Arthur Andersen LLP, as the Company's independent public accountant for the fiscal year ended December 31, 1998.

     A total of 40,717,920 shares ( approximately 79.6%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

     1. For the directors as follows:

                                                        # Shares Abstaining/
Name                   # Shares For  # Shares Against         Withheld
---------------------  ------------  ----------------   --------------------
Stephen M. Studdert      40,353,825           364,095             0
Alan C. Ashton           40,459,965           257,955             0
Joseph Verner Reed       40,453,615           264,305             0
Reginald K. Brack        40,459,105           258,815             0
Rick D. Nydegger         40,431,379           286,541             0
John A. Oberteuffer      40,430,065           287,855             0
Thomas A. Murdock        40,375,625           342,295             0
Roger D. Dudley          40,356,225           361,695             0

     2. For the approval of the Company's 1998 Stock Option and Incentive Plan as follows:

# Shares For            # Shares Against  # Shares Abstaining
----------------------  ----------------  -------------------
          30,208,251             865,933               31,320

     3. For the ratification of the Company's approval of the 1997 Stock Option and Incentive Plan as follows:


# Shares For            # Shares Against  # Shares Abstaining
----------------------  ----------------  -------------------
          30,144,438             888,446               72,620

     4. For approval of the issuance by the Company of up to 6,666,666 shares of restricted common stock as follows:

# Shares For            # Shares Against  # Shares Abstaining
----------------------  ----------------  -------------------
          30,531,169             519,038               55,297

     5. For approval of the Board of Directors' selection of Arthur Andersen as the independent certified accountants of the Company as follows:

# Shares For            # Shares Against  # Shares Abstaining
----------------------  ----------------  -------------------
          40,607,162              61,969               48,789

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits: The following Exhibits are filed with this Form 10-K pursuant to
     Item 601(a) of Regulation S-K:

Exhibit No.    Description of Exhibit
-------------  ----------------------
     (2)(i)    Agreement and Plan of Reorganization among the Company, fonix
               Acquisition Corporation and AcuVoice dated as of January 13,
               1998, incorporated by reference from the Company's Current Report on Form 8-K, filed March 20, 1998

     (2)(ii)   Agreement and Plan of Merger among the Company, ASI Acquisition
               Corporation and Articulate Systems, Inc., dated as of July 31,
               1998, incorporated by reference from the Company's Current Report on Form 8-K, filed September 17, 1998

     (2)(iii)  Amendment No. 1 to Agreement and Plan of Merger Agreement and
               Plan of Merger among the Company, ASI Acquisition Corporation and
               Articulate Systems, Inc., dated as of September 2, 1998, incorporated by reference from the Company's Current Report on Form 8-K, filed September 17, 1998

     (3)(i) Articles of Incorporation of the Company which are incorporated by reference from the Company's Registration Statement on Form S-18 dated as of September 12, 1989

     (3)(ii) Certificate of Amendment of Certificate of Incorporation dated as of March 21, 1994, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31,
               1994 on Form 10-KSB

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

     (4)(i) Certificate of Designation of Rights and Preferences of Series D 4% Convertible Preferred Stock, filed with the Secretary of State of Delaware on August 27, 1998, filed herewith

     (4)(ii) Certificate of Designation of Rights and Preferences of Series E 4% Convertible Preferred Stock, filed with the Secretary of State of Delaware on October 15, 1998, filed herewith

     (10)(i) Product Development and Assignment Agreement dated as of October 16, 1993 between Phonic Technologies, Inc. and Synergetics, Inc., which is incorporated by reference from the Company's Current Report on Form 8-K dated as of June 17, 1994

     (10)(ii) Re-Stated Product Development and Assignment Agreement dated as of March 30, 1995, between fonix Corporation and Synergetics, Inc., which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (10)(iii) Memorandum of Understanding dated as of March 13, 1997, by and among the Company, Synergetics, Inc. and C. Hal Hansen, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(iv) Employment Agreement by and between the Company and Stephen M. Studdert, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(v) Employment Agreement by and between the Company and Thomas A. Murdock, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(vi) Employment Agreement by and between the Company and Roger D. Dudley, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(vii) Restated Master Agreement for Joint Collaboration between the Company and Siemens, dated November 14, 1997, as revised, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (10)(viii) Restated First Statement of Work and License Agreement between the Company and Siemens, dated February 11, 1998, filed herewith *

     (10)(ix) Master Technology Collaboration Agreement between the Company and OGI, dated October 14, 1997, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (10)(x) Common Stock Purchase Agreement among the Company and JNC Opportunity Fund Ltd. and Diversified Strategies Fund, LP, dated as of March 9, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (10)(xi) Common Stock Purchase Agreement between the Company and Thomson Kernaghan & Co., dated as of March 9, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (10)(xii) Royalty Modification Agreement among the Company and Synergetics, dated as of April 6, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (10)(xiii) Purchase Agreement with John Oberteuffer and the Company dated April 9, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (10)(xiv) Employment Agreement by and between the Company and John A. Oberteuffer, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (10)(xv) First Amendment to Master Agreement for Joint Collaboration between the Company and Siemens, dated February 13, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (10)(xvi) Second Amendment to Master Agreement for Joint Collaboration between the Company and Siemens, dated March 13, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (10)(xvii) Series D Convertible Preferred Stock Purchase Agreement Among fonix corporation, JNC Opportunity Fund, Ltd., Diversified Strategies Fund, L.P., Dominion Capital Fund, Ltd., Sovereign Partners, LP, Canadian Advantage Limited Partnership and Thomson Kernaghan & Co. (as agent) dated as of August 31, 1998, filed herewith

     (10)(xviii) Series E Convertible Preferred Stock Exchange and Purchase
                 Agreement among fonix corporation, Sovereign Partners, LP and Dominion Capital Fund, Ltd., dated as of September 30, 1998, filed herewith

     (27)        Financial Data Schedule

     * Originally filed as part of Annual Report on Form 10-K for fiscal year ended December 31, 1997 pursuant to Request for Confidential Treatment ("CTR"). Pursuant to subsequent correspondence with the staff of the Commission during the quarter ended September 30, 1998, the exhibit, as redacted, is filed herewith and is not subject to the pending CTR. Redacted portions are excluded pursuant to the CTR.

(b) Reports filed on Form 8-K during the three-month period ended September 30, 1998:

     (i) On September 17, 1998, the Company filed a Current Report on Form 8-K, dated September 2, 1998, containing Item 2 disclosure pertaining to the Company's acquisition by merger of Articulate Systems, Inc.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FONIX CORPORATION



Date:  November 16, 1998                 /s/ Douglas L. Rex
     ----------------------              ---------------------------------------
                                         Douglas L. Rex, Chief Financial Officer