Form 10-K/A
period 1997-12-31
FONIX CORP
filed 1999-03-17
CIK 855585

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997, or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
     _____________.

Commission File No. 0-23862

                               fonix corporation
             (Exact name of registrant as specified in its charter)

          Delaware                                     87-0380088
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


                    60 East South Temple Street, Suite 1225
                           Salt Lake City, Utah 84111
             (Address of principal executive offices with Zip Code)

                                 (801) 328-8700
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock
     ($0.0001 par value per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     This Amendment No. 1 to the Annual Report on Form 10-K of Fonix Corporation is submitted to amend the following Items, which originally were submitted as part of the Annual Report filed with the Securities and Exchange Commission as of April 15, 1998:

Part I                                                                        Page
------                                                                        ----
 Item  1.    Business.......................................................     3
 Item  2.    Properties.....................................................    14
 Item  3.    Legal Proceedings..............................................    15

Part II
-------
 Item  7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................    16

Part III
--------
 Item 13.    Certain Relationships and Related Transactions.................    24


     Pursuant to SEC Rule 12b-15, each of the foregoing Items, as amended hereby, is set forth below in its entirety.

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

The executive offices of the Company are located at 60 East South Temple Street, Suite 1225, Salt Lake City, Utah 84111, and its telephone number is (801) 328-8700. The executive offices of AcuVoice are located at 84 West Santa Clara Street, Suite 720, San Jose, CA 95113, and its telephone number is (408) 289-1661. The Company also maintains offices in Lexington, Massachusetts and a research facility in Draper, Utah.

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

Concatenative speech synthesis refers to the basic methodology used to synthesize the human voice. Specifically, the method involves the recording and then recombining of speech units into a new, synthesized word or pattern. The speech units that are recorded and then recombined for a concatenative speech synthesis system may vary in size from single sounds, to syllables, to whole words, and frequent phrases. The manner in which recorded speech units are recombined to form new utterances is essentially the same across all concatenative systems, although the "glue," or linguistic knowledge that holds the segments together is proprietary to each system. The "glue" will vary in form and content, according to the size of units on which the system is based, the supplemental units that may be needed, and the number of time-varying parameters that are available for manipulation.

Other differences among various concatenative speech synthesis systems include the extent of the language inventory covered by the system and the signal processing that is required to overlap and add the recorded segments in a natural sounding manner with no bubbles, pops or squeaks resulting from the synthesis process. Additionally, concatenative systems differ in the way they process syntax, semantic marking, the way alphanumeric text is handled, e-mail and in the extent to which they generate natural word stress and intonation.

The fonix concatenative text-to-speech, or TTS, system is based on syllables. Other commercially available concatenative TTS systems use diphones, or a hybrid
of whole words and parametric values.   Fonix believes that the distinguishing
feature of its TTS system lies in its decade-long development of a complete syllabic database for American English, with other polysyllables added where appropriate, special attention to the holistic pronunciation of numbers and dates, and a sophisticated method for producing natural sentence stress and intonation.

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

The Company has had substantial and continuing losses which have not been offset by the Company's limited revenues, resulting in a significant accumulated deficit and the necessity of raising additional capital to finance ongoing operations.

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

The Company has not entered into significant revenue generating operations because its Core Technologies are still in development, and there is a risk the Company may not be able to engage in such operations.

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

The Company's business plan is dependent upon licensing arrangements with third parties, and there is a risk that the Company will not be able to create or maintain such relationships sufficient to allow it to achieve profitable operations.

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

The market for speech recognition and related technologies is not yet mature, and there is a risk that such markets may never mature, which could adversely affect the Company, its financial condition and its future prospects.

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

The Company may not be able to compete successfully with larger, better established companies that may develop or market similar technologies and services.

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

The Company's ongoing needs for operating capital will require the Company to offer and sell more of its equity capital which will be dilutive to existing stockholders and costly for the Company.

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

If the Company's Common Stock is delisted from the Nasdaq Stock Market, the liquidity of the Common Stock could be adversely affected which could, in turn, adversely affect the market price of the Common Stock.

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

Fonix's operations and financial condition could be adversely affected by Fonix's failure or inability to protect its intellectual property or if Fonix's technologies are found to infringe the intellectual property of a third party.

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

Some matters affecting Fonix effectively could be determined by a controlling shareholder.

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

Fonix is subject to the risk that certain key personnel, on whom Fonix depends, in part, for its operations, will cease to be involved with Fonix.

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

Risks associated with pending litigation could adversely affect Fonix.

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

Risks Associated with the Acquisition of AcuVoice

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

ITEM 2.   PROPERTIES

The Company owns no real property. Commencing in October 1996, the Company leased from an unaffiliated third party a 25,600 square foot facility in Draper, Utah, at which it conducts its principal scientific research and development activities. The Company's lease of that facility is for a term of 8 years. Provided that the Company is not in default under the lease, the Company has the option to extend the lease for 5 additional years. If the Company requires additional space in the same building and the landlord is unable to provide such additional space, the Company has the right after 5 years to terminate the lease. The average base monthly lease payment over the 8-year life of the lease for the facility is $28,389.

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

ITEM 3.   LEGAL PROCEEDINGS

The Polomba Action

On February 10, 1997, a shareholder derivative action was filed in the Delaware Chancery Court for New Castle County by Richard J. Palomba, the owner of approximately 15,000 shares of the Company's common stock, against the Company, certain directors of the Company and a third party affiliated with
certain of the director-defendants.   Although the parties have reached, in
principal, a settlement agreement, as is discussed in more detail below, the complaint in that action alleges that certain of the individual employee director defendants wrongfully caused the Company to engage in a series of loan transactions with K.L.S. Enviro Resources, Inc., a Nevada corporation ("KLSE"), and thereafter appropriated to themselves certain corporate opportunities resulting from such loan transactions. The Complaint further alleges that the non-employee director defendants wrongfully acquiesced in or ratified the conduct of the employee-directors, and that all of the individual defendants breached their fiduciary duties to the Company. The complaint seeks to compel an accounting for any alleged profits earned by the employee director defendants, equitable relief in the form of an order requiring certain of the employee director defendants to forfeit certain securities of KLSE they allegedly acquired in breach of their fiduciary duties to the Company, monetary damages in an unspecified amount, and costs and legal fees. After that action was filed but before process was served, the Company commenced settlement negotiations with the plaintiff. A settlement agreement in principal was reached by the parties. Limited discovery has been undertaken and documentation is being drafted to submit to the court for approval. Regardless of the outcome of the settlement or the commencement of litigation proceedings if the settlement is not consummated, the Company believes that the claims asserted against the Company in this action are entirely without merit, and that the material facts and circumstances surrounding the relationship between the Company and KLSE have been fully disclosed in accordance with applicable laws and regulations. After consideration of the nature of the claims and the facts relating to this action, the Company believes that the resolution of this action will not have a material effect on the Company's business, financial condition and results of operations; however, the results of this action, including any potential settlement, are uncertain and there can be no assurance to that effect. At a minimum this action will result in some diversion of management time and effort from the operations of the business.

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


                                    PART II

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

The Company is a development stage company and generated no revenues for the year ended December 31, 1997. The Company reported net losses totaling $22,453,948 for the year ended December 31, 1997, and cumulative losses of $42,295,755 for the period from inception to December 31, 1997. The Company has minimal stockholders' equity of $2,372,475 and minimal working capital of
$678,823 as of December 31, 1997.   The Company expects to continue to incur
significant losses through at least December 31, 1998, primarily due to expenditures associated with the marketing and development of its proprietary automatic speech recognition and related technologies. The Company must secure substantial funding to be able to satisfy its cash requirements during the next 12 months. Scientific research and development, corporate operations and marketing expenses will continue to require additional capital. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements until such time as the Company is able to enter into additional acceptable third-party licensing or co-development arrangements such that it will be able to finance ongoing operations out of license, royalty and sales revenue. The Company anticipates that it will be able to secure adequate funding to finance its operations and acquisitions over the next 12 months, although there can be no assurance that such financing will be available. If such financing is not available, the Company will significantly reduce or suspend its operations. Furthermore, the issuance of equity securities or other securities which are or may become convertible to the equity securities of the Company to secure financing will result in dilution to the stockholders of the Company, which could be substantial. These factors, as well as the risk factors set out elsewhere in this document, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                    PART III

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

The Company believes that the related party transactions described in this Item 13 were on terms no less favorable to the Company than it could have obtained with unaffiliated third parties.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 1997 to be signed on its behalf by the undersigned, thereunto duly authorized, on this _______/th/ day of March, 1999.



                                    fonix corporation




Date:     March 12, 1999             By:   /s/ Roger D. Dudley
      ----------------------------         ----------------------------
                                           Roger D. Dudley,
                                           Executive Vice President