Form 10-Q/A
period 1998-03-31
FONIX CORP
filed 1999-03-17
CIK 855585

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
                                              ------------

                               fonix corporation
             (Exact name of registrant as specified in its charter)

               Delaware                           22-2994719
      ------------------------       -----------------------------------
      (State of Incorporation)       (I.R.S. Employer Identification No.)

                    60 East South Temple Street, Suite 1225
                           Salt Lake City, UT 84111
                 ---------------------------------------------
             (Address of principal executive offices and zip code)

                                (801) 328-8700
                        ------------------------------
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

                                 INTRODUCTION

     This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, of Fonix Corporation (the "Company") is submitted to amend the following Items:

Part I - Financial Information
     Item 1.   Financial Statements
     Item 2.   Management's Discussion and Analysis



                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

     The interim unaudited condensed consolidated financial statements required by Rule 10-01 of Regulation S-X follow immediately.

                               fonix corporation
                         [A Development Stage Company]
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS
                                                                                                March 31,    December 31,
                                                                                                  1998          1997
                                                                                               ------------  ------------
Current assets:
        Cash and cash equivalents                                                              $ 20,212,465  $ 20,501,676
        Notes receivable                                                                            250,000       600,000
        Interest and other receivables                                                                9,332        14,919
        Prepaid assets                                                                               69,411        32,094
                                                                                               ------------  ------------

              Total current assets                                                               20,541,208    21,148,689

Property and equipment, net of accumulated depreciation of $612,314 and $464,100, respectively    1,704,194     1,567,279

Intangible assets, net of accumulated amortization of $132,515 and $25,509, respectively         16,056,785       138,951

Other assets                                                                                         39,647        39,647
                                                                                               ------------  ------------
                    Total assets                                                               $ 38,341,834  $ 22,894,566
                                                                                               ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
        Revolving note payable                                                                 $ 14,157,257  $ 18,612,272
        Revolving note payable - related party                                                       36,909       551,510
        Accounts payable                                                                            436,404       291,638
        Accrued liabilities                                                                         431,375       505,619
        Accrued liabilities - related party                                                         221,147       459,502
        Capital lease obligation - current portion                                                   51,191        49,325
                                                                                               ------------  ------------
              Total current liabilities                                                          15,334,283    20,469,866

Capital lease obligation, net of current portion                                                     38,672        52,225
Advances (Note 9)                                                                                 1,076,426             -
                                                                                               ------------  ------------

                    Total liabilities                                                            16,449,381    20,522,091
                                                                                               ------------  ------------

Commitments and contingencies (Note 11)

Stockholders' equity:
        Preferred stock                                                                             500,000     5,812,444
        Common stock                                                                                  5,130         4,358
        Additional paid-in capital                                                               75,517,409    38,637,059
        Outstanding warrants                                                                      3,259,048     2,936,360
        Deficit accumulated during the development stage                                        (57,389,134)  (45,017,746)
                                                                                               ------------  ------------
                    Total stockholders' equity                                                   21,892,453     2,372,475
                                                                                               ------------  ------------

                    Total liabilities and stockholders' equity                                 $ 38,341,834  $ 22,894,566
                                                                                               ============  ============



    See accompanying notes to condensed consolidated financial statements.

                               fonix corporation
                         [A Development Stage Company]

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                               October 1,
                                                                                Three Months Ended               1993
                                                                                    March 31,                (Inception) to
                                                                         -------------------------------       March 31,
                                                                              1998            1997               1998
                                                                         -------------   ---------------   ----------------
Revenues                                                                 $   1,295,785   $             -   $      1,295,785
                                                                         -------------   ---------------   ----------------
Expenses:
      Purchased in-process research and development                          9,315,000                 -          9,315,000
      Research and development                                               2,701,203         1,610,058         20,638,496
      General and administrative                                             1,478,863         1,293,391         23,725,533
                                                                         -------------   ---------------   ----------------

           Total expenses                                                   13,495,066         2,903,449         53,679,029
                                                                         -------------   ---------------   ----------------

Loss from operations                                                       (12,199,281)       (2,903,449)       (52,383,244)
                                                                         -------------   ---------------   ----------------

Other income (expense):
      Interest income                                                          271,477           305,549          2,863,544
      Interest expense                                                        (311,924)         (265,563)        (4,164,467)
                                                                         -------------   ---------------   ----------------
           Total other income (expense), net                                   (40,447)           39,986         (1,300,923)
                                                                         -------------   ---------------   ----------------

Loss before extraordinary items                                            (12,239,728)       (2,863,463)       (53,684,167)

Extraordinary items:
      Loss on extinguishment of debt                                                 -                 -           (881,864)
      Gain on forgiveness of debt                                                    -                 -             30,548
                                                                         -------------   ---------------   ----------------

Net loss                                                                 $ (12,239,728)   $   (2,863,463)   $   (54,535,483)
                                                                         =============   ===============   ================

Basic and diluted net loss per common share                              $       (0.27)   $        (0.07)
                                                                         =============   ===============   ================

    See accompanying notes to condensed consolidated financial statements.

                               fonix corporation
                         [A Development Stage Company]
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                                                                                   October 1,
                                                                                                                      1993
                                                                                 Three Months Ended              (Inception) to
                                                                                     March 31,                     March 31,
                                                                             ---------------------------------
                                                                               1998               1997                1998
                                                                             -------------- -----------------  -------------------
Cash flows from operating activities:
       Net loss                                                              $ (12,239,728)     $ (2,863,463)       $ (54,535,483)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
           Issuance of common stock for services                                         -           331,406            5,437,240
           Issuance of common stock for patent                                     100,807                 -              100,807
           Non-cash expense related to issuance of debentures,
             warrants, preferred and common stock                                        -                 -            3,967,337
           Non-cash compensation expense related to issuance
             of stock options                                                            -                 -            2,282,900
           Non-cash portion of purchased in-process research and development     8,814,768                 -            8,814,768
           Write-off of assets received in acquisition                                   -                 -                1,281
           Depreciation and amortization                                           235,252            66,178              724,861
           Extraordinary loss on extinguishment of debt                                  -                 -              881,864
           Extraordinary gain on forgiveness of debt                                     -                 -              (30,548)
           Changes in assets and liabilities, net of acquisition:
              Interest and other receivables                                        19,314            70,198                4,395
              Prepaid assets                                                       (36,517)          (35,620)             (68,611)
              Other assets                                                               -            (8,735)             (39,647)
              Accounts payable                                                     138,642           (72,525)           2,210,480
              Accrued liabilities - related party                                 (238,355)         (373,129)             221,147
              Accrued liabilities                                                  (90,817)          116,061              542,783
                                                                             -------------- -----------------  -------------------

           Net cash used in operating activities                                (3,296,634)       (2,769,629)         (29,484,426)
                                                                             -------------- -----------------  -------------------

Cash flows from investing activities:
       Acquisition of business                                                  (7,246,119)                -           (7,246,119)
       Purchase of property and equipment, net of acquisition                     (255,259)         (226,140)          (2,286,638)
       Investment in intangible assets, net of acquisition                               -                 -             (164,460)
       Issuance of notes receivable                                               (200,000)         (883,600)          (2,683,600)
       Payments received on notes receivable                                             -                 -            1,883,600
                                                                             -------------- -----------------  -------------------

           Net cash used in investing activities                                (7,701,378)       (1,109,740)         (10,497,217)
                                                                             -------------- -----------------  -------------------

Cash flows from financing activities:
       Net proceeds from (payments on) revolving note payable                   (4,504,265)        1,892,530           14,108,007
       Net proceeds from (payments on) revolving note payable - related party     (514,601)                -               36,909
       Proceeds from other notes payable                                                 -                 -            2,351,667
       Payments on other notes payable                                                   -                 -           (1,779,806)
       Principal payments on capital lease obligation                              (11,687)                -              (55,068)
       Proceeds from advances (Note 8)                                           1,076,426                 -            1,076,426
       Proceeds from issuance of convertible debentures, net                             -                 -            3,185,000
       Proceeds from sale of warrants                                              322,928                 -              922,928
       Proceeds from sale of common stock, net                                  14,340,000           425,000           35,044,545
       Proceeds from sale of Series B and C preferred stock, net                         -                 -            5,303,500
                                                                             -------------- -----------------  -------------------

           Net cash provided by financing activities                            10,708,801         2,317,530           60,194,108
                                                                             -------------- -----------------  -------------------

Net (decrease) increase in cash and cash equivalents                              (289,211)       (1,561,839)          20,212,465

Cash and cash equivalents at beginning of period                                20,501,676        22,805,786                    -
                                                                             -------------- -----------------  -------------------

Cash and cash equivalents at end of period                                    $ 20,212,465      $ 21,243,947         $ 20,212,465
                                                                             ============== =================  ===================


     See accompanying notes to condensed consolidated financial statements.

                               fonix corporation
                         [A Development Stage Company]
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                                                                                      October 1,
                                                                                                                         1993
                                                                                          Three Months Ended        (Inception) to
                                                                                               March 31,               March 31,
                                                                                     ----------------------------
Supplemental disclosure of cash flow information:                                         1998           1997            1998
                                                                                     --------------  ------------  -----------------
         Cash paid during the period for interest                                    $      311,863  $    247,785   $      2,348,882

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


The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months ended March 31, 1998 and 1997:

                                                  1998                         1997
                                       ---------------------------   ---------------------------
                                                        Per Share                     Per Share
                                            Loss         Amount          Loss          Amount
                                       ------------   ------------   -----------    ------------
Net loss                               $(12,239,728)                 $(2,863,463)

Preferred stock dividends                  (131,660)                      -
                                       ------------                  -----------

Net loss attributable to common
 stockholders                          $(12,371,388)        $(0.27)  $(2,863,463)         $(0.07)
                                       ============   ============   ===========    ============

Weighted average common shares
 outstanding                             45,740,942                   41,834,372
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

Purchase price allocations to tangible assets included $253,881 of cash, $13,728 of accounts receivable, $9,902 of fixed assets and $800 of prepaid expense. Purchase price allocations to liabilities assumed included $22,929 of accounts payable and accrued expenses and $599,250 of notes payable.

The excess of the purchase price over the estimated fair market value of the tangible net assets (liabilities) assumed of AcuVoice, Inc. was $25,339,840, of which $11,192,000 was capitalized as purchased core technology, $4,832,840 was capitalized as goodwill and $9,315,000 was expensed as purchased in-process research and development.

The following unaudited pro forma financial statement data for the three months ended March 31, 1998 and March 31, 1997 present the results of operations of the Company as if the acquisition of fonix AcuVoice had occurred at the beginning of each three-month period. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the applicable period or of future results. A $9,315,000 expense related to the purchased in-process research and development was recorded at the date of acquisition and is not presented in the following pro forma financial statement data because it is a non-recurring charge directly attributable to the acquisition.

                               fonix corporation
                         [A Development Stage Company]
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 [Unaudited]

                                   Three Months Ended March 31,
                                   -----------------------------
                                        1998            1997
                                   -------------   -------------

     Revenues                      $   1,342,520   $      17,249

     Loss from operations             (3,445,993)     (3,501,904)

     Net loss                         (3,478,674)     (3,461,862)

     Basic and diluted net loss
       per common share                    (0.07)          (0.08)


3.  CERTIFICATE OF DEPOSIT

At March 31, 1998, the Company had a $20,000,000 short-term certificate of deposit at a bank which amount is included in cash and cash equivalents. The certificate bore interest at 5.50 percent per annum at March 31, 1998. Interest is payable monthly. This certificate is pledged as collateral on a revolving note payable (see Note 6).

4.  NOTES RECEIVABLE

At March 13, 1998, the Company had a short-term unsecured, non-interest bearing note receivable from AcuVoice, Inc. in the amount of $550,000. AcuVoice, Inc. was merged with a wholly owned subsidiary of the Company effective March 13, 1998. At March 31, 1998, this note receivable was eliminated in consolidation.

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

5.  INTANGIBLE ASSETS

Intangible assets consist of purchased core technology and goodwill in connection with the acquisition of AcuVoice, Inc. and direct costs incurred by the Company in applying for patents covering its technologies. Amortization is computed on a straight-line basis over the estimated useful life of five to eight years. Total accumulated amortization was $132,515 at March 31, 1998.

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

The Company has an unsecured revolving note payable to a company owned by three individuals who are executive officers and directors of the Company and who each beneficially own more than ten percent of the Company's common stock. At March 31, 1998, $36,909 in principal and $129,004 in accrued interest and loan fees were outstanding under fonix corporation
                         [A Development Stage Company]
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  [Unaudited]

this revolving note payable. The weighted average balance outstanding during the three months ended March 31, 1998 was $214,219. This revolving note is payable on demand and bears interest at an annual rate of 12 percent. The maximum amount outstanding under this revolving note was $551,510 during the three months ended March 31, 1998. As of March 31, 1998, no interest or loan fees had been paid related to the note. Subsequent to March 31, 1998, the outstanding principal, accrued interest and loan fees were paid in full. The Company believes the terms of the related-party revolving note payable were at least as favorable as the terms that could have been obtained from an unrelated third party in a similar transaction.

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

Common Stock Options - During the three months ended March 31, 1998, the Company granted 1,225,000 stock options. 450,000 of such options having an exercise price of $5.16 per share were granted to three individuals who are executive officers and directors of the Company and who each beneficially own more than 10 percent of the Company's fonix corporation
                         [A Development Stage Company]
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 [Unaudited]

common stock. 355,000 and 420,000 of such options were granted to various employees at exercise prices of $3.34 and $6.50 per share, respectively. The term of all options granted during such three month period is ten years from the date of grant. As of March 31, 1998, the Company had a total of 11,790,000 options outstanding.

8.  RELATED-PARTY TRANSACTIONS

Related-party transactions with entities owned by three individuals who are directors and executive officers of the Company and each of whom beneficially own more than ten percent of the Company's issued and outstanding common stock not otherwise disclosed herein for the three months ended March 31, 1998 and 1997 were as follows:

                              1998       1997
                            --------  ----------
Expenses:

     Base rent              $ 23,130  $   19,300

Liabilities:

     Accrued liabilities     221,147   1,388,614

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

9.  STATEMENTS OF WORK

On February 11, 1998, the Company entered into a Statement of Work agreement with Siemens Semiconductor Group of Siemens Aktiengesellschaft ("Siemens") pursuant to which the Company and Siemens will jointly pursue the development of Siemens' integrated circuits incorporating the Company's technologies for use in certain telecommunications applications. During the three months ended March 31, 1998, the Company received $2,691,066 in cash from Siemens. Of that amount:
(1) $1,291,712 was paid to the Company as a non-refundable payment to license certain automated speech recognition technologies for which the Company has no further obligation; (2) $322,928 was paid to purchase warrants to acquire 1,000,000 shares of fonix restricted common stock at an average exercise price of $20 per share with expiration dates ranging from December 31, 1998 to December 31, 1999; and (3) $1,076,426 was paid to the Company to acquire, if Siemens so elects, shares of the Company's restricted common stock (the "Shares") at any time prior to March 12, 1998, (this exercise period
subsequently was extended to May 31, 1998).   The purchase price of the Shares,
if purchased by Siemens, shall be the closing price of the common stock on the day preceding the day on which Siemens notifies the Company of its election to purchase the Shares. If Siemens elects not to acquire all or a part of the Shares on or prior to May 31, 1998, the $1,076,426 or any portion thereof not used to purchase all or a portion of the Shares will become a non-refundable license payment, unless the Company and Siemens mutually agree to extend that deadline.

10.  RESEARCH AND DEVELOPMENT

In October 1993, the Company entered into an agreement with Synergetics, Inc. (the "Synergetics Agreement"), a research and development entity, whereby Synergetics was to develop certain technologies related to the Company's automated speech recognition ("ASR") technologies. The president of the Company is one of seven members of the board of directors of Synergetics, and three executive officers, directors and ten percent beneficial owners of the Company own less than five percent of the common stock of Synergetics. Under the terms of the Synergetics fonix corporation
                         [A Development Stage Company]
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 [Unaudited]

Agreement, as subsequently modified, the Company acquired intellectual property rights, technologies and technology rights that were developed by Synergetics and that pertained to the ASR technologies. The Company agreed to provide all funding necessary for Synergetics to develop commercially viable technologies. There was no minimum requirement or maximum limit with respect to the amount of the funding to be provided by the Company. However, under the terms of the Synergetics Agreement, the Company was obligated to use its best efforts in raising the necessary funding for the engineering, development and marketing of the ASR technologies. As part of the Synergetics Agreement, the Company agreed to pay Synergetics a royalty of ten percent of gross revenues from sales of its ASR technologies (the "Royalty"). Under the terms of the Synergetics Agreement, the Company paid to Synergetics $935,957 and $1,361,977 for the three months ended March 31, 1998 and 1997, respectively, for research and development efforts.

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

On April 6, 1998, the Company and Synergetics entered into a Royalty Modification Agreement, under which the Company agreed, subject to its compliance with applicable securities laws, to make an offer to exchange common stock purchase warrants having an exercise price of $10 per share for the Project Shares at the rate of one warrant to purchase 800 fonix common shares for each Project Share. The warrants, if and when issued, will not be exercisable until the earlier of (1) the date the Company's common stock has traded for a period of 15 consecutive trading days at a minimum of $37.50 per share or (2) September 30, 2000. The offer of warrants to holders of Project Shares cannot be made by the Company until a registration statement covering the total number of warrants issuable upon the exercise of the warrants has been declared effective by the Securities and Exchange Commission. Upon the tender to the Company of any Project Shares a corresponding percentage of the Royalty will be canceled.

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

Litigation - On March 11, 1998, an action (the "J&L Action") was filed against the Company in the Supreme Court of the State of New York for the County of New York by Jesup & Lamont Securities Corporation. The J&L Action alleges that the Company must pay a fee in excess of $1,200,000 plus 30,000 shares of the Company's restricted common stock in connection with the Offering (see Note 7). An answer has been filed by the Company and limited discovery has taken fonix corporation
                         [A Development Stage Company]
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  [Unaudited]

place. The Company's Board of Directors and its management believe that the J&L Action is without merit, and the Company intends to vigorously defend the action. There can be no assurance that the Company will prevail in the J&L Action, or that the pendency of the lawsuit will not adversely affect the Company's operations. As the outcome of this matter cannot be reasonably determined, the Company has not accrued any reserve to cover potential losses.

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

Overview
--------

fonix is a development-stage company engaged in scientific research and development of proprietary automated speech recognition ("ASR") technologies comprised of components that may be licensed in whole or in part to third parties. The Company also has developed, and seeks to license, certain other technologies related to the ASR technologies such as data compression and neural network design technologies (collectively the ASR technologies and such other related technologies are referred to in this report as the "Core Technologies"). The Company has completed the Core Technologies such that they are available for third-party licensing and co-development.

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

Acquisition
-----------

During the quarter ended March 31, 1998, the Company acquired AcuVoice, Inc. for the in-process research and development (IPR&D) of that company.

AcuVoice is a developer of a speech-synthesizing software system that is capable of translating text into natural sounding speech. Its currently available products include the AcuVoice Speech Synthesizer AV1700 Text Reader and the AcuVoice Speech Synthesizer AV2001 Telephony/Multimedia Interface. These applications are able to read a variety of input text in an American English male voice.

At the date of acquisition, AcuVoice IPR&D efforts were focused on the continued development and evolution of the next generation of these products. Specifically, the Company is working to expand voice capacity to include both a male and female voice, and to expand language capacity to include Japanese, Mandarin Chinese, French, German, and Spanish. In addition to the technological issues resulting from these efforts, the Company also intends to enhance the next generation applications with a stronger Text-to-Speech engine, sound bank, SAPI 4.0, SDK, and user dictionary; and increased VOX file output, documentation, C++ API and JSAPI. AcuVoice is also developing an ESL product for the Windows 95/Windows NT environments that would have a customized dictionary and sample English sentences, and a highly scalable multi-channel version for applications that would operate in Windows NT/Solaris environments.

The developmental projects at the time of the acquisition were not technologically feasible and had no alternative future use. This conclusion was attributable to the fact that AcuVoice had not completed a working model that had been tested and proven to work at performance levels which were expected to be commercially viable, and that the technologies constituting the projects had no alternative use other than their intended use. The value is attributable solely to the development efforts completed as of the acquisition date. The acquired IPR&D was valued at approximately $9.3 million based on an analysis of forecasted income.

As of the date of acquisition, AcuVoice had invested approximately $3.5 million in the IPR&D identified above. Development of the acquired in-process technology into commercially viable products and services required efforts principally related to the completion of all planning, designing, coding, prototyping, scalability verification, and testing activities necessary to establish that the proposed technologies would meet their design specifications, including functional, technical, and economic performance requirements. Management estimates that approximately $1.0 million will be required over the next 12 months to develop the aforementioned products to commercial viability.

The Company currently estimates that a redeveloped version of its AcuVoice applications will be released within range of the development horizon in terms of date of release and cost to complete anticipated at the date of acquisition. Management confirms that remaining IPR&D projects are continuing to be developed as anticipated.

Valuation Methodology

The valuations of the respective acquired IPR&D included, but were not limited to, an analysis of (1) the market for AcuVoice products; (2) the completion costs for the projects; (3) the expected cash flows attributable to the in-process research and development projects; and (4) the risks associated with achieving such cash flows. The assumptions underlying the cash flow projections were derived from investment banking reports, independent analyst reports, fonix and AcuVoice company records, and discussions with the management of both companies. Primary assumptions such as revenue growth and profitability were compared to indications of similar companies as well as to indications from industry analyst reports, to determine the extent to which these assumptions were supportable. The Company did not assume in its valuation any material change in its profit margins as a result of the acquisition and did not assume any material increases in selling, general and administrative expenses as a result of the acquisition. The Company did not anticipate any expense reductions or other synergies as a result of the acquisition. The basis of the acquisition was an attempt to enhance the Company's competitive position by offering a broader product line, including applications and functionality based upon the acquired Text-to-Speech technology.

The Company does not break down revenues attributable specifically to AcuVoice-derived products. As products are offered both as a suite and as individual applications, fonix license fees are not necessarily application specific. However, the Company believes that revenues generated to date concur with the assumptions used in the valuation analysis.

Because the Company does not account for expenses by product, it is not possible to determine the actual expenses associated with the technology acquired from AcuVoice. The Company currently believes that expenses associated with completing the purchased IPR&D and integrating the technology with the Company's existing products are approximately consistent with the Company's estimates used in the analysis and that completion dates for the development projects discussed above concur with projections used at the time of the acquisition. Research and development spending with respect to these offerings is expected to continue at a rate that is consistent with the Company's overall research and development spending. The Company does not believe that the acquisition resulted in any material changes in its profit margins or in selling, general and administrative expenses. The Company does not believe that it achieved any material expense reductions or synergies as a result of the acquisition.

The rates utilized to discount the net cash flows to their present value were consistent with the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects. Discount rates of 50% and 60% for AcuVoice were deemed appropriate for the business enterprise and for the acquired IPR&D, respectively. These discount rates were consistent with the acquired company's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty at the time of the acquisition surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and the inherent uncertainties of the technological advances that were indeterminable at the time of the acquisition.

The forecasts used in valuing the IPR&D were based upon assumptions the Company believed to be reasonable but which were inherently uncertain and unpredictable. For these reasons, actual results may vary from projected results.

The Company currently markets the AcuVoice acquired and subsequently-developed products. Management intends to continue AcuVoice's development program until the Company is able to successfully introduce the new suite of products.

Results of Operations
---------------------

Three months ended March 31, 1998 compared with three months ended March 31,
1997

During the three months ended March 31, 1998, the Company recorded its first revenues of $1,295,785, of which, $1,291,712 was paid by Siemens as a non-refundable license fee, for which the Company has no further obligation.

Prior to March 1997, the Company conducted its scientific research and development activities through Synergetics, Inc., a research and development entity ("Synergetics"), pursuant to product development and assignment contracts between the Company and Synergetics (collectively, the "Synergetics Agreement"). Under that arrangement, Synergetics provided personnel and facilities and the Company financed scientific research and development of the ASR technologies on an as-required basis. There was no minimum requirement or maximum limit with respect to the amount of funding the Company was obligated to provide to Synergetics under the Synergetics Agreement, and the Company was obligated to use its best efforts in raising all of the necessary funding for the development of the ASR technologies. Synergetics submitted pre-authorized work orders and budgets, which were then reviewed and approved by the Company. All funds paid to Synergetics have been accounted for by the Company as research and development expense. Under the Synergetics Agreement, the Company had also agreed to pay a royalty to Synergetics equal to ten percent of revenues from sales of the ASR technologies or products incorporating the ASR technologies (the "Royalty"). On March 13, 1997, the Company and Synergetics reached an agreement in principle to modify the Synergetics Agreement with regard to the development and assignment of the Company's ASR technologies. Most research and development activities previously conducted by Synergetics were moved in-house to the Company in or about March 1997. On April 6, 1998, the Company and Synergetics entered into a Royalty Modification Agreement, under which the Company agreed, subject to its compliance with applicable securities laws, to make an offer to exchange common stock purchase warrants having an exercise price of $10 per share for the Project Shares at the rate of one warrant to purchase 800 fonix common shares for each Project Share. The warrants, if and when issued, will not be exercisable until the earlier of (1) the date the Company's common stock has traded for a period of 15 consecutive trading days at a minimum of $37.50 per share or (2) September 30, 2000. The offer of warrants to holders of Project Shares cannot be made by the Company until a registration statement covering the total number of warrants issuable upon the exercise of the warrants has been declared effective by the Securities and Exchange Commission. Upon the tender to the Company of any Project Shares a corresponding percentage of the Royalty will be canceled. Assignment to the Company of all technology relating to the ASR technologies is confirmed by the Modification Agreement.

From inception on October 1, 1993 through March 31, 1998, the Company has invested $20,638,496 in research and development relating to its Core Technologies. During the three months ended March 31, 1998, the Company incurred research and development expenses of $2,701,203, an increase of $1,091,145 over the same period in the previous year. This increase is due primarily to the addition of research and development personnel, equipment and facilities. The Company anticipates similar or increased research and development costs as it expands and continues to develop and market its Core Technologies. Additionally, the Company purchased in-process research and development totaling $9,315,000 during the three months ended March 31, 1998 in connection with the acquisition of AcuVoice, Inc.

General and administrative expenses were $1,478,863 and $1,293,391, respectively, for the three months ended March 31, 1998 and 1997. This increase over the previous period was due primarily to increases in salaries. Salaries were $687,930 and $375,497 for the three months ended March 31, 1998 and 1997, respectively, an increase of $312,433 over the three months ended March 31, 1997. Additionally, the Company incurred increased expenses in legal, accounting and travel of $246,271 and a decrease in consulting and outside services of $421,968.

Due to minimal revenues and significant research and development and general and administrative expenses, the Company has incurred losses from operations since inception totaling $52,383,244, of which $12,199,281 and $2,903,449 were incurred during the three months ended March 31, 1998 and 1997, respectively. At March 31, 1998, the Company had an accumulated deficit of $57,389,134 and stockholders' equity of $21,892,453. The Company anticipates that its investment in ongoing scientific research and development of the Core Technologies will continue at present or increased levels for at least the remainder of fiscal 1998.

Net other expense was $40,447 for the three months ended March 31, 1998, an increase in net expense of $80,433 over the three months ended March 31, 1997. This increase was due to increased interest expense and reduced interest income from notes receivable.

Liquidity and Capital Resources
-------------------------------

The Company's current assets exceeded its current liabilities by $5,206,925 at March 31, 1998 compared to $678,823 at December 31, 1997. The current ratio was
1.34 at March 31, 1998, compared to 1.03 at December 31, 1997. Current assets decreased by $607,481 to $20,541,208 from December 31, 1997 to March 31, 1998.
Current liabilities decreased by $5,135,583 to $15,334,283 during the same period. The increase in working capital from December 31, 1997 to March 31, 1998 is primarily attributable to a decrease in the Company's revolving note payable of $4,455,015 due to the sale of common stock. Total assets were $38,341,834 at March 31 ,1998 compared to $22,894,566 at December 31, 1997.

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

Outlook
-------

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

The Company believes that its Core Technologies will be the platform for the next generation of automated speech technology and products. Most speech recognition products offered by other companies are based on technologies such as HMMs, that are largely in the public domain and represent nothing particularly "new" or creative. The fonix Core Technologies are based on proprietary, patented technology. The Company will continue to seek patent protection of the Core Technologies and will seek to add, including through acquisitions such as the AcuVoice merger, products and technologies that are either patented or unique in the marketplace. Management believes this strategy will set the Company's advanced speech products apart from the competition.

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

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       fonix corporation



Date:       March 12, 1999               /s/ Douglas L. Rex
      -----------------------------    -------------------------
                                         Douglas L. Rex,
                                         Chief Financial Officer