Form 10-Q/A
period 1998-06-30
FONIX CORP
filed 1999-03-17
CIK 855585

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

[  ] Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ___________________ to_________________.

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

                             1225 Eagle Gate Tower
                          60 East South Temple Street
                          Salt Lake City, Utah 84111
             -----------------------------------------------------
             (Address of principal executive offices and zip code)

                                (801) 328-8700
              ----------------------------------------------------
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

                                  INTRODUCTION

         This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 of Fonix Corporation (the "Company") is submitted to amend the following Items:

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

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS
                                                                                                June 30,           December 31,
                                                                                                 1998                  1997
                                                                                          -------------------- ---------------------
Current assets:
       Cash and cash equivalents                                                             $ 22,123,499          $ 20,501,676
       Notes receivable                                                                           831,140               600,000
       Accounts receivable                                                                         66,153                     -
       Interest and other receivables                                                              20,968                14,919
       Prepaid expense                                                                            178,345                32,094
                                                                                          -------------------- ---------------------

              Total current assets                                                             23,220,105            21,148,689

Property and equipment, net of accumulated depreciation of $757,989 and
   $464,100, respectively                                                                       1,973,906             1,567,279

Intangible assets, net of accumulated amortization of $641,514 and $25,509, respectively       15,547,786               138,951

Other assets                                                                                      104,874                39,647
                                                                                         -------------------- ---------------------

              Total assets                                                                   $ 40,846,671          $ 22,894,566
                                                                                         ==================== =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Revolving note payable                                                                $ 19,838,783          $ 18,612,272
       Revolving note payable - related party                                                           -               551,510
       Accounts payable                                                                           688,222               291,638
       Accrued liabilities                                                                        338,040               505,619
       Accrued liabilities - related party                                                         22,786               459,502
       Capital lease obligation - current portion                                                  53,171                49,325
                                                                                         -------------------- ---------------------

              Total current liabilities                                                        20,941,002            20,469,866

Capital lease obligation, net of current portion                                                   24,628                52,225
                                                                                         -------------------- ---------------------

              Total liabilities                                                                20,965,630            20,522,091
                                                                                         -------------------- ---------------------

Commitments and contingencies (Notes 9,10,11 and 12)

Stockholders' equity:
       Preferred stock                                                                            500,000             5,812,444
       Common stock                                                                                 5,183                 4,358
       Additional paid-in capital                                                              78,132,576            38,637,059
       Outstanding warrants                                                                     3,258,928             2,936,360
       Deferred consulting expense                                                               (266,750)                    -
       Deficit accumulated during the development stage                                       (61,748,896)          (45,017,746)
                                                                                         -------------------- ---------------------

              Total stockholders' equity                                                       19,881,041             2,372,475
                                                                                         -------------------- ---------------------

              Total liabilities and stockholders' equity                                     $ 40,846,671          $ 22,894,566
                                                                                         ==================== =====================

    See accompanying notes to condensed consolidated financial statements.

                               fonix corporation
                         [A Development Stage Company]

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                                     October 1,
                                                                                                                        1993
                                                     Three Months Ended                 Six Months Ended            (Inception) to
                                                        June 30,                            June 30,                   June 30,
                                          -----------------------------------------------------------------------
                                                1998               1997              1998              1997              1998
                                          ---------------     -------------     --------------     --------------    -------------
                                          $     1,176,500     $           -     $    2,472,285     $            -    $   2,472,285
                                          ---------------     -------------     --------------     --------------    -------------
Purchased in-process research
  and development                                       -                 -          9,315,000                -          9,315,000
Research and development                        2,960,292         1,455,221          5,661,495          3,065,279       23,598,788
General and administrative                      2,585,398         2,457,278          4,064,261          3,750,669       26,310,931
                                          ---------------     -------------     --------------     --------------    -------------

    Total expenses                              5,545,690         3,912,499         19,040,756          6,815,948       59,224,719
                                          ---------------     -------------     --------------     --------------    -------------

                                               (4,369,190)       (3,912,499)       (16,568,471)        (6,815,948)     (56,752,434)
                                          ---------------     -------------     --------------     --------------    -------------

Interest income                                   292,405           296,876            563,882            602,425        3,155,949
Interest expense                                 (282,977)       (1,240,622)          (594,901)        (1,506,185)      (4,447,444)
                                          ---------------     -------------     --------------     --------------    -------------

    Total other income (expense), net               9,428          (943,746)           (31,019)          (903,760)      (1,291,495)
                                          ---------------     -------------     --------------     --------------    -------------

                                               (4,359,762)       (4,856,245)       (16,599,490)        (7,719,708)     (58,043,929)


Loss on extinguishment of debt                          -                 -                  -                  -         (881,864)
Gain on forgiveness of debt                             -                 -                  -                  -           30,548
                                          ---------------     -------------     --------------     --------------    -------------

                                          $    (4,359,762)    $  (4,856,245)    $  (16,599,490)    $   (7,719,708)   $ (58,895,245)
                                          ===============     =============     ==============     ==============    =============


                                          $         (0.08)    $       (0.12)    $        (0.34)    $        (0.18)
                                          ===============     =============     ==============     ==============    =============

    See accompanying notes to condensed consolidated financial statements.

                                fonix corporation
                          [A Development Stage Company]

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                                     October 1,
                                                                                                                        1993
                                                                                     Six Months Ended              (Inception) to
                                                                                         June 30,                     June 30,
                                                                           -------------------------------------
                                                                                  1998               1997               1998
                                                                           ------------------- ----------------- -------------------
Cash flows from operating activities:
       Net loss                                                                 $ (16,599,490)     $ (7,719,708)      $ (58,895,245)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
          Issuance of common stock for services                                             -           915,000           5,437,240
          Issuance of common stock for patent                                         100,807                 -             100,807
          Non-cash expense related to issuance of debentures,
            warrants, preferred and common stock                                            -           941,543           3,967,337
          Non-cash compensation expense related to issuance
            of stock options                                                          320,100                 -           2,603,000
          Non-cash portion of purchased in-process research and development         8,814,768                 -           8,814,768
          Write-off of assets received in acquisition                                       -                 -               1,281
          Depreciation and amortization                                               889,926           146,243           1,379,535
          Extraordinary loss on extinguishment of debt                                      -                 -             881,864
          Extraordinary gain on forgiveness of debt                                         -                 -             (30,548)
          Changes in assets and liabilities, net of acquisition:
              Accounts receivable                                                     (52,425)                -             (52,425)
              Interest and other receivables                                           (6,050)           71,863             (20,969)
              Prepaid financing costs                                                       -          (315,000)                  -
              Prepaid assets                                                         (412,201)         (287,142)           (444,295)
              Other assets                                                            (65,227)          (13,735)           (104,874)
              Accounts payable                                                        390,460            39,478           2,462,298
              Accrued liabilities - related party                                    (436,716)         (403,434)             22,786
              Accrued liabilities                                                    (184,152)       (1,002,540)            449,448
                                                                           ------------------- ----------------- -------------------

          Net cash used in operating activities                                    (7,240,200)       (7,627,432)        (33,427,992)
                                                                           ------------------- ----------------- -------------------

Cash flows from investing activities:
       Acquisition of AcuVoice, Inc.                                               (7,246,119)                -          (7,246,119)
       Purchase of property and equipment, net of acquisition                        (670,646)         (536,978)         (2,702,025)
       Investment in intangible assets, net of acquisition                                  -           (15,264)           (164,460)
       Issuance of notes receivable                                                  (781,140)         (883,600)         (3,264,740)
       Payments received on notes receivable                                                -           933,600           1,883,600
                                                                           ------------------- ----------------- -------------------

          Net cash used in investing activities                                    (8,697,905)         (502,242)        (11,493,744)
                                                                           ------------------- ----------------- -------------------

Cash flows from financing activities:
       Net proceeds from revolving note payable                                     1,226,511         1,592,630          19,838,783
       Net payments on revolving note payable - related party                        (551,510)                -                   -
       Proceeds from other notes payable                                                    -                 -           2,351,667
       Payments on other notes payable                                                (49,250)                -          (1,829,056)
       Principal payments on capital lease obligation                                 (23,751)                -             (67,132)
       Proceeds from issuance of convertible debentures, net                                -         3,000,000           3,185,000
       Proceeds from sale of warrants                                                 322,928                 -             922,928
       Proceeds from sale of common stock, net                                     16,635,000           425,000          37,339,545
       Proceeds from sale of Series B and C preferred stock, net                            -                 -           5,303,500
                                                                           ------------------- ----------------- -------------------

          Net cash provided by financing activities                                17,559,928         5,017,630          67,045,235
                                                                           ------------------- ----------------- -------------------

Net increase (decrease) in cash and cash equivalents                                1,621,823        (3,112,044)         22,123,499

Cash and cash equivalents at beginning of period                                   20,501,676        22,805,786                   -
                                                                           ------------------- ----------------- -------------------

Cash and cash equivalents at end of period                                       $ 22,123,499      $ 19,693,742        $ 22,123,499
                                                                           =================== ================= ===================

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

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and six months ended June 30, 1998 and 1997:

                                                           Three Months Ended June 30,
                                                --------------------------------------------------
                                                           1998                     1997
                                                ------------------------   -----------------------
                                                               Per Share                 Per Share
                                                    Loss        Amount         Loss        Amount
                                                ------------   ---------   -----------  ----------
Net loss                                        $ (4,359,762)              $(4,856,245)
Preferred stock dividends                                  -                         -
                                                ------------               -----------
Net loss attributable to common
 stockholders                                   $ (4,359,762)     $(0.08)  $(4,856,245)     $(0.12)
                                                ============   =========   ===========  ==========
Weighted average common shares
 outstanding                                      51,343,293                42,105,189
                                                ============               ===========

                                                             Six Months Ended June 30,
                                                --------------------------------------------------
                                                           1998                     1997
                                                -------------------------  -----------------------
                                                               Per Share                 Per Share
                                                    Loss         Amount        Loss        Amount
                                                ------------   ----------  -----------   ---------
Net loss                                        $(16,599,490)              $(7,719,708)

Preferred stock dividends                           (131,660)                        -
                                                ------------               -----------
Net loss attributable to common
 stockholders                                   $(16,731,150)     $(0.34)  $(7,719,708)     $(0.18)
                                                ============   =========   ===========   =========
Weighted average common shares
 outstanding                                      48,557,594                41,982,952
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

                                                    Three Months Ended June 30,  Six Months Ended June 30,
                                                   ----------------------------  -------------------------
                                                      1998            1997          1998           1997
                                                   ------------  ------------  -------------  ------------

Revenues                                           $ 1,176,500   $    95,900    $ 2,519,020   $   113,149

Loss from operations                                (4,369,190)   (4,417,096)    (7,815,183)   (7,919,000)

Net loss attributable to common
   stockholders                                     (4,359,762)   (5,360,840)    (7,838,436)   (8,822,702)

Basic and diluted net loss
   per common share                                      (0.08)        (0.12)         (0.16)        (0.20)

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

As of June 30, 1998, the Company had a short-term, unsecured, demand note receivable from an unrelated entity in the amount of $250,000 which was issued in connection with the Company's intended acquisition of that entity. Interest fonix corporation
                         [A Development Stage Company]
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


begins to accrue at six percent per annum on the date which is 90 days after the Company demands payment, which the Company may do in the event both parties agree that the acquisition will not proceed.

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

5.  INTANGIBLE ASSETS

Intangible assets consist of purchased core technology and goodwill in connection with the acquisition of AcuVoice, Inc. and direct costs incurred by the Company in applying for patents covering its technologies. Amortization is computed on a straight-line basis over the estimated useful life of the core technology and goodwill of eight years, and of the patents of five years.

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

Private Placement - On March 12, 1998, the Company completed a private placement (the "Offering") of up to 6,666,666 shares of its restricted common stock to seven accredited investors. The total purchase price to be paid by the investors pursuant to the Offering is $30,000,000. Of that amount, $15,000,000 was received by the Company on March 12, 1998, in return for which the Company issued a total of 3,333,333 shares of restricted common stock. Finders' fees of $870,000 were paid in connection with the $15,000,000 received. The remainder of the purchase price was to be paid by the investors on July 27, 1998 (60 days after the effectiveness of a registration statement that the Company filed with the Securities and Exchange Commission covering the common stock issued and issuable to the investors) (the "Second Funding Date"), provided that, as of such date, certain conditions were satisfied. Certain conditions precedent to receiving the additional funding were not met as of July 27, 1998 (see Note 12). On June 29, fonix corporation
                         [A Development Stage Company]
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1998, some of the investors paid to the Company $2,000,000. In return for that payment, the Company issued 444,445 additional shares under the terms and conditions set forth in the Offering documents.

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

9.  STATEMENTS OF WORK

On February 11, 1998, the Company entered into a First Statement of Work and License Agreement with Siemens Semiconductor Group of Siemens Aktiengesellschaft ("Siemens"). The Company and Siemens are jointly pursuing the development of Siemens' integrated circuits incorporating the Company's technologies for use in certain telecommunications applications. On February 20, 1998, the Company received $2,691,066 in cash from Siemens. Of that amount: (1) $1,291,712 was paid to the Company as a non-refundable payment to license certain automated speech recognition technologies for which the Company has no further obligation;
(2) $322,928 was paid to purchase warrants to acquire 1,000,000 shares of fonix restricted common stock at an average exercise price of $20 per share with expiration dates ranging from December 31, 1998 to December 31, 1999; and (3) $1,076,426 was paid to the Company to acquire, if Siemens so elected, shares of the Company's restricted common stock or to become a non-refundable license payment. In June 1998, Siemens elected to apply the $1,076,426 portion as a non-refundable payment to license certain automated speech recognition technologies for which the Company has no further obligation. The Company recorded the $1,291,712 license payment as revenue during the three months ended March 31, 1998 and the $1,076,426 license payment as revenue during the three months ended June 30, 1998.

10.  RESEARCH AND DEVELOPMENT

In October 1993, the Company entered into an agreement with Synergetics, Inc. (the "Synergetics Agreement"), a research and development entity, whereby Synergetics was to develop certain technologies related to the Company's automated speech recognition ("ASR") technologies. The president of the Company is one of seven members of the board of directors of Synergetics, and three executive officers, directors and ten percent beneficial owners of the Company own less than five percent of the common stock of Synergetics. Under the terms of the Synergetics Agreement, as subsequently modified, the Company acquired intellectual property rights, technologies and technology rights that were developed by Synergetics and that pertained to the ASR technologies. The Company agreed to provide all funding necessary for Synergetics to develop commercially viable technologies. There was no minimum requirement or maximum limit with respect to the amount of the funding to be provided by the Company. However, under the terms fonix corporation
                         [A Development Stage Company]
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

of the Synergetics Agreement, the Company was obligated to use its best efforts in raising the necessary funding for the engineering, development and marketing of the ASR technologies. As part of the Synergetics Agreement, the Company agreed to pay Synergetics a royalty of ten percent of gross revenues from sales of its ASR technologies (the "Royalty"). Under the terms of the Synergetics Agreement, the Company paid to Synergetics $935,957 and $1,502,438 for the three and six months ended June 30, 1998, respectively, for research and development efforts.

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

11.  COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement - In June 1998, the Company entered into a long-term noncancelable operating lease agreement for a facility in Cupertino, California, which houses its fonix/AcuVoice subsidiary. Future aggregate minimum obligations under this operating lease are as follows:


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
                                       ==========

Professional Services Agreement - Effective May 7, 1998, the Company entered into a one-year professional services agreement with a public relations firm. The minimum monthly retainer is $15,000 per month. In connection with this agreement, the firm was granted options to purchase 100,000 shares of the Company's common stock at $3.75 per share. The options have a ten-year term and are fully vested. In connection with this transaction, the Company recorded fonix corporation
                         [A Development Stage Company]
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

$320,100 of consulting expense, $266,750 of which has been deferred and will be recognized ratably over the life of the agreement.

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

12.  SUBSEQUENT EVENTS

On July 2, 1998 and August 4, 1998, the Company advanced $50,000 and $50,000, respectively to an unrelated entity in connection with the Company's intended acquisition of that entity. This unsecured, demand note receivable begins to accrue interest at six percent per annum on the date which is 90 days after the Company demands payment, which the Company may do in the event both parties agree that the acquisition will not proceed.

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

General and administrative expenses were $2,585,398 and $2,457,278, respectively, for the three months ended June 30, 1998 and 1997. Consulting and outside services were $97,346 and $1,209,693 for the three months ended June 30, 1998 and 1997, respectively, a decrease of $1,112,347 over the three months ended June 30, 1997. Additionally, the Company incurred increased expenses in salaries, legal and accounting, travel and depreciation and amortization of $196,365, $211,719, $177,451 and $567,668, respectively. The $567,668 increase in depreciation and amortization is primarily attributable to the amortization of intangible assets acquired in connection with the acquisition of AcuVoice.

Due to minimal revenues and significant research and development and general and administrative expenses, the Company has incurred losses from operations since inception totaling $56,752,434, of which $4,369,190 and $3,912,499 were incurred
during the three months ended June 30, 1998 and 1997, respectively.   At June
30, 1998, the Company had an accumulated deficit of $61,748,896 and stockholders' equity of $19,881,041. The Company anticipates that its investment in ongoing scientific research and development of the Core Technologies will continue at present or increased levels for at least the remainder of fiscal 1998.

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

During the six months ended June 30, 1998, the Company incurred research and development expenses of $5,661,495, an increase of $2,596,216 over the same period in the previous year. This increase is due primarily to the addition of research and development personnel, equipment and facilities. Approximately $220,000 of such increase is for development costs associated with AcuVoice, Inc. The Company anticipates similar or increased research and development costs as it expands and continues to develop and market its Core Technologies. Additionally, the Company purchased in-process research and development totaling $9,315,000 during the six months ended June 30, 1998, in connection with the acquisition of AcuVoice, Inc.

General and administrative expenses were $4,064,261 and $3,750,669, respectively, for the six months ended June 30, 1998 and 1997. Consulting and outside services were $108,391 and $1,698,651 for the six months ended June 30, 1998 and 1997, respectively, a decrease of $1,590,260 over the six months ended June 30, 1997. Additionally, the Company incurred increased expenses in salaries, legal and accounting, travel and depreciation and amortization of $511,407, $388,148, $239,157 and $642,086, respectively. The $642,086 increase in depreciation and amortization is primarily attributable to the amortization of intangible assets in connection with the acquisition of AcuVoice, Inc.

The Company incurred losses from operations of $16,568,471 and $6,815,948 during the six months ended June 30, 1998 and 1997, respectively. The significant increase in losses from operations is primarily due to purchased in-process research and development charges of $9,315,000 associated with the acquisition of AcuVoice, Inc. The Company anticipates that its investment in ongoing scientific research and development of the Core Technologies will continue at present or increased levels for at least the remainder of fiscal 1998.

Net other expense was $31,019 for the six months ended June 30, 1998, a decrease in net other expense of $872,741 over the six months ended June 30, 1997. This decrease was primarily due to decreased interest expense of $911,284 from the comparable period in 1997 for debt financing for the Company.

Liquidity and Capital Resources
-------------------------------

The Company's current assets exceeded its current liabilities by $2,279,103 at June 30, 1998 compared to $678,823 at December 31, 1997. The current ratio was
1.11 at June 30, 1998, compared to 1.03 at December 31, 1997. Current assets increased by $2,071,416 to $23,220,105 from December 31, 1997 to June 30, 1998.
Current liabilities increased by $471,136 to $20,941,002 during the same period. The increase in working capital from December 31, 1997 to June 30, 1998 was primarily attributable to an increase in cash due to the sale of common stock. Total assets were $40,846,671 at June 30,1998 compared to $22,894,566 at December 31, 1997.

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

The Company will need to raise additional funds to satisfy its cash requirements during the next twelve months. Scientific research and development, corporate operations and marketing expenses will continue to require substantial additional capital. In addition, the Company recently has acquired AcuVoice, Inc. and is actively seeking additional complementary acquisition opportunities. On July 31, 1998, the Company signed a definitive agreement pursuant to which Articulate Systems, Inc. will be merged into a wholly owned subsidiary of the Company, which acquisition will require approximately $13,200,000 in cash at the anticipated closing in the third quarter of 1998, although there can be no assurance that the merger will close. These and other acquisition transactions will require substantial additional capital resources, even if the Company uses its securities in payment of all or part of the purchase price of such acquisitions. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through sales of its equity and debt securities to satisfy future capital requirements until such time as the Company is able to enter into additional acceptable third-party licensing or co-development arrangements such that it will be able to finance ongoing operations out of license, royalty and sales revenues. There can be no assurance that the Company will be able to sell its equity and debt securities or enter into such arrangements, such that sufficient operating capital will be available when and in the amounts needed. Furthermore, the issuance of equity securities or other securities which are or may become convertible to the equity securities of the Company in connection with such financing (or in connection with acquisitions) will result in dilution to the stockholders of the Company which could be substantial.

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

                                                        Fonix Corporation



Date:          March 12, 1999                           /s/ Douglas L. Rex
     -----------------------------------------          -----------------------
                                                        Douglas L. Rex,
                                                        Chief Financial Officer