Form 10-Q/A
period 1998-09-30
FONIX CORP
filed 1999-03-17
CIK 855585

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

                             Yes   X  or No
                                 ----      ----

As of November 9, 1998, 62,828,552 shares of the issuer's common stock, par value $.0001 per share, were issued and outstanding.

                                  INTRODUCTION

     This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, of Fonix Corporation (the "Company") is submitted to amend the following Items:

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

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS
                                                                                              September 30,         December 31,
                                                                                                  1998                  1997
                                                                                         --------------------- ---------------------
Current assets:
       Cash and cash equivalents                                                                 $ 20,053,030          $ 20,501,676
       Notes receivable                                                                               822,139               600,000
       Accounts receivable, net                                                                       257,186                     -
       Interest and other receivables                                                                  91,722                14,919
       Inventory                                                                                       65,523                     -
       Prepaid expense                                                                                136,775                32,094
       Stock subscription receivable                                                                2,000,000                     -
                                                                                         --------------------- ---------------------

              Total current assets                                                                 23,426,375            21,148,689

Property and equipment, net of accumulated depreciation of $955,944 and
  $464,100, respectively                                                                            2,462,907             1,567,279

Intangible assets, net of accumulated amortization of $1,356,381 and
  $25,509, respectively                                                                            34,726,176               138,951

Other assets                                                                                          130,302                39,647
                                                                                        --------------------- ---------------------

              Total assets                                                                       $ 60,745,760          $ 22,894,566
                                                                                        ===================== =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Bank overdraft                                                                            $    178,757          $          -
       Revolving notes payable                                                                     20,034,536            18,612,272
       Notes payable - related party                                                                6,737,453               551,510
       Notes payable - other                                                                          100,000                     -
       Accounts payable                                                                             2,868,670               291,638
       Accrued liabilities                                                                          1,133,388               505,619
       Accrued liabilities - related party                                                            492,636               459,502
       Deferred revenues                                                                              931,816                     -
       Capital lease obligation - current portion                                                      55,227                49,325
                                                                                         --------------------- ---------------------

              Total current liabilities                                                            32,532,483            20,469,866

Capital lease obligation, net of current portion                                                       10,039                52,225
                                                                                        --------------------- ---------------------

              Total liabilities                                                                    32,542,522            20,522,091
                                                                                         --------------------- ---------------------

Commitments and contingencies (Notes 11 and 12)

Stockholders' equity:
       Preferred stock                                                                             25,697,414             5,812,444
       Common stock                                                                                     5,859                 4,358
       Additional paid-in capital                                                                  82,396,674            38,637,059
       Outstanding warrants                                                                         3,258,928             2,936,360
       Deferred consulting expense                                                                   (186,725)                    -
       Deficit accumulated during the development stage                                           (82,968,912)          (45,017,746)
                                                                                         --------------------- ---------------------

              Total stockholders' equity                                                           28,203,238             2,372,475
                                                                                         --------------------- ---------------------

              Total liabilities and stockholders' equity                                         $ 60,745,760          $ 22,894,566
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

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                                      October 1,
                                                                                                                         1993
                                                 Three Months Ended                   Nine Months Ended             (Inception) to
                                                  September 30,                         September 30,                September 30,
                                     ----------------------------------------------------------------------------
                                          1998               1997               1998               1997                1998
                                     ------------------ ----------------- ------------------- ------------------ -------------------
Revenues                                      $ 199,017     $           -         $ 2,671,302     $            -         $ 2,671,302
Cost of revenues                                 33,164                 -              57,353                  -              57,353
                                     ------------------ ----------------- ------------------- ------------------ -------------------

       Gross profit                             165,853                 -           2,613,949                  -           2,613,949
                                     ------------------ ----------------- ------------------- ------------------ -------------------

Expenses:
    Purchased in-process research
     and development                          3,821,000                 -          13,136,000                  -          13,136,000
    Product development and research          4,419,400         1,650,371          10,080,895          4,715,650          28,018,188
    Selling, general and
     administrative                           4,320,891         2,185,169           8,360,964          5,935,838          30,607,634
                                     ------------------ ----------------- ------------------- ------------------ -------------------

       Total expenses                        12,561,291         3,835,540          31,577,859         10,651,488          71,761,822
                                     ------------------ ----------------- ------------------- ------------------ -------------------

Loss from operations                       (12,395,438)       (3,835,540)        (28,963,910)       (10,651,488)        (69,147,873)
                                     ------------------ ----------------- ------------------- ------------------ -------------------

Other income (expense):
    Interest income                            292,526           279,671             856,408            882,096           3,448,475
    Interest expense                          (378,636)       (1,697,550)           (973,537)        (3,203,735)         (4,826,080)
    Cancellation of common stock
     reset provisions                       (6,111,577)                -          (6,111,577)                 -          (6,111,577)
                                     ------------------ ----------------- ------------------- ------------------ -------------------

       Total other expense, net             (6,197,687)       (1,417,879)         (6,228,706)        (2,321,639)         (7,489,182)
                                     ------------------ ----------------- ------------------- ------------------ -------------------

Loss before extraordinary items            (18,593,125)       (5,253,419)        (35,192,616)       (12,973,127)        (76,637,055)

Extraordinary items:
    Loss on extinguishment of debt                   -          (881,864)                  -           (881,864)           (881,864)
    Gain on forgiveness of debt                      -                 -                   -                  -              30,548
                                     ------------------ ----------------- ------------------- ------------------ -------------------

Net loss                                 $ (18,593,125)     $ (6,135,283)      $ (35,192,616)     $ (13,854,991)      $ (77,488,371)
                                     ================== ================= =================== ================== ===================


Basic and diluted net loss per
 common share                            $       (0.39)     $      (0.18)      $       (0.75)     $       (0.37)
                                     ================== ================= =================== ==================

    See accompanying notes to condensed consolidated financial statements.

                               fonix corporation
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                                                                                      October 1,
                                                                                       Nine Months Ended                1993
                                                                                        September 30,              (Inception) to
                                                                         ---------------------------------------    September 30,
                                                                                1998                1997                1998
                                                                         ------------------- ------------------- -------------------
Cash flows from operating activities:
       Net loss                                                               $ (35,192,616)      $ (13,854,991)      $ (77,488,371)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
          Issuance of common stock for services                                           -           1,120,004           5,437,240
          Issuance of common stock for patent                                       100,807                   -             100,807
          Non-cash expense related to issuance of debentures,
            warrants, preferred stock and common stock                            6,111,577           2,489,336          10,078,914
          Non-cash compensation expense related to issuance
            of stock options                                                        133,375                   -           2,416,275
          Non-cash expense related to issuance of notes payable and
            accrued expense for services                                            857,000                   -             857,000
          Non-cash expense related to exchange of notes receivable for services     150,000                   -             150,000
          Non-cash expense related to purchased in-process research and
           development                                                           12,635,768                   -          12,635,768
          Gains (losses) on asset disposals                                             (88)                  -               1,193
          Depreciation and amortization                                           1,802,814             237,784           2,292,423
          Extraordinary loss on extinguishment of debt                                    -             881,864             881,864
          Extraordinary gain on forgiveness of debt                                       -                   -             (30,548)
          Changes in assets and liabilities, net of acquisitions:
              Accounts receivable, net                                             (183,418)                  -            (183,418)
              Interest and other receivables                                        (74,009)            157,643             (88,928)
              Inventory                                                              (8,358)                  -              (8,358)
              Prepaid expense                                                      (100,281)           (152,689)           (132,375)
              Other assets                                                          (80,212)            (18,420)           (119,859)
              Accounts payable                                                    2,381,610              40,870           4,453,448
              Accrued liabilities                                                   482,568          (1,006,905)          1,116,168
              Accrued liabilities - related party                                  (370,966)             (4,978)             88,536
              Deferred revenues                                                       2,126                   -               2,126
                                                                         ------------------- ------------------- -------------------

          Net cash used in operating activities                                 (11,352,303)        (10,110,482)        (37,540,095)
                                                                         ------------------- ------------------- -------------------

Cash flows from investing activities, net of effects of acquisitions:
       Acquisition of subsidiaries, net of cash acquired                        (14,738,495)                  -         (14,738,495)
       Purchase of property and equipment                                        (1,240,540)           (625,597)         (3,271,919)
       Proceeds from sale of equipment                                                  500                   -                 500
       Investment in intangible assets                                              (94,789)            (75,035)           (259,249)
       Issuance of notes receivable                                              (1,322,139)           (883,600)         (3,805,739)
       Payments received on notes receivable                                              -           1,633,600           1,883,600
                                                                         ------------------- ------------------- -------------------

          Net cash (used in) provided by investing activities                   (17,395,463)             49,368         (20,191,302)
                                                                         ------------------- ------------------- -------------------

Cash flows from financing activities:
       Bank overdraft                                                               178,757                   -             178,757
       Net proceeds from revolving note payable                                   1,422,264           3,352,637          20,034,536
       Net (payments) proceeds on revolving note payable - related party           (514,296)            760,000              37,214
       Proceeds from notes payable - other                                          100,000                   -           2,451,667
       Payments on notes payable - other                                            (49,250)                  -          (1,829,056)
       Principal payments on capital lease obligation                               (36,284)                  -             (79,665)
       Proceeds from issuance of convertible debentures, net                              -           2,685,000           3,185,000
       Proceeds from sale of warrants                                               322,928                   -             922,928
       Proceeds from sale of common stock, net                                   17,471,155             425,000          38,175,700
       Proceeds from sale of Series B, C and D preferred stock, net               9,403,846                   -          14,707,346
                                                                         ------------------- ------------------- -------------------

          Net cash provided by financing activities                              28,299,120           7,222,637          77,784,427
                                                                         ------------------- ------------------- -------------------

Net increase (decrease) in cash and cash equivalents                               (448,646)         (2,838,477)         20,053,030

Cash and cash equivalents at beginning of period                                 20,501,676          22,805,786                   -
                                                                         ------------------- ------------------- -------------------

Cash and cash equivalents at end of period                                     $ 20,053,030        $ 19,967,309        $ 20,053,030
                                                                         =================== =================== ===================

    See accompanying notes to condensed consolidated financial statements.

                               fonix corporation
                         (A Development Stage Company)

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                                                                                     October 1,
                                                                                       Nine Months Ended               1993
                                                                                         September 30,             (Inception) to
                                                                                  ----------------------------     September 30,
Supplemental disclosure of cash flow information:                                     1998           1997               1998
                                                                                  -------------  -------------   -------------------
       Cash paid during the period for interest                                      $ 747,629      $ 771,037           $ 2,784,648

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

       Preferred Stock Dividends of $73,889 were accrued on Series D 4%
           Convertible Preferred Stock.

       The Company exchanged 150,000 shares of Series D 4% Convertible Preferred
           Stock for 150,000 shares of Series E 4% Convertible Preferred Stock.

       The Company issued 5,140,751 shares of common stock (having a market value of $8,353,720) and notes payable of $4,747,339 in connection with the acquisition of Articulate Systems, Inc. The Company has agreed to issue options to purchase 91,830 shares of common stock to the holders of Articulate Systems, Inc. (having a fair market value of approximately $130,000).

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

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At September 30, 1998 and 1997, there were outstanding common stock equivalents to purchase 38,413,473 and 9,982,403 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share. Net loss per common share amounts have been restated for all periods presented to reflect basic and diluted per share presentations.

                               fonix corporation
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and nine months ended September 30, 1998 and 1997:

                                                             Three Months Ended September 30,
                                                    ---------------------------------------------------
                                                               1998                 1997
                                                    ---------------------------------------------------
                                                                   Per Share                 Per Share
                                                        Loss         Amount        Loss        Amount
                                                    -------------  ----------  ------------  ----------
Loss before extraordinary items                     $(18,593,125)              $(5,253,419)

Preferred stock dividends                             (2,626,890)               (1,660,718)
                                                    ------------               -----------
Loss attributable to common stockholders
 before extraordinary items                          (21,220,015)     $(0.39)   (6,914,137)     $(0.16)
                                                    ============      ======   ===========      ======
Extraordinary loss on extinguishment of
 debt                                                          -           -      (881,864)      (0.02)
                                                    ------------      ------   -----------      ------
Net loss attributable to common
 stockholders                                       $(21,220,015)     $(0.39)  $(7,796,001)     $(0.18)
                                                    ============      ======   ===========      ======
Weighted average common shares
 outstanding                                          54,020,736                42,192,776
                                                    ============               ===========

                                                              Nine Months Ended September 30,
                                                    ----------------------------------------------------
                                                                1998                 1997
                                                    ----------------------------------------------------
                                                                   Per Share                  Per Share
                                                        Loss         Amount        Loss         Amount
                                                    -------------  ----------  -------------  ----------
Loss before extraordinary items                     $(35,192,616)              $(12,973,127)

Preferred stock dividends                             (2,758,550)                (1,660,718)
                                                    ------------               ------------
Loss attributable to common stockholders
 before extraordinary items                          (37,951,166)     $(0.75)   (14,633,845)     $(0.35)


Extraordinary loss on extinguishment of
 debt                                                          -           -       (881,864)      (0.02)
                                                    ------------      ------   ------------      ------
Net loss attributable to common
 stockholders                                       $(37,951,166)     $(0.75)  $(15,515,709)     $(0.37)
                                                    ============      ======   ============      ======
Weighted average common shares
 outstanding                                          50,385,468                 42,053,697
                                                    ============               ============

                               fonix corporation
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

2.  ACQUISITIONS

The Company created a wholly owned subsidiary ("fonix/Articulate") for the sole purpose of acquiring Articulate Systems, Inc. ("ASI"), a Delaware corporation, in September 1998. ASI was a provider of sophisticated voice recognition products to specialized segments of the health care industry. Those same products and services are now provided by the Company's HealthCare Solutions Group. The acquisition was closed on September 2, 1998. The Company delivered to the former ASI stockholders 5,140,751 shares of restricted common stock (having a market value of $8,353,720 on that date), a cash payment of $7,787,249 and 8.5 percent demand notes in the aggregate amount of $4,747,339. Additionally, the Company agreed to issue stock options in exchange for all of ASI's stock options outstanding and unexercised on the date of acquisition at a rate designed to allow the holders thereof to receive that amount of fonix stock as they would have received had they exercised their options before the merger closed for payment of the same exercise price (see Note 8). The fair market value of the options to be issued to ASI option holders is approximately $130,000 using the Black-Scholes option pricing model. Subsequent to the acquisition, the Company agreed to pay several ASI employees incentive compensation for continued employment in the aggregate amount of $857,000 (which was not included in the purchase price of ASI), in connection with which the Company issued 8.5 percent demand notes for $452,900 and recorded an accrued liability of $404,100 for the balance. The demand notes issued to both the ASI stockholders and the ASI employees are payable after November 1, 1998. The $404,100 accrued liability is payable on or before January 31, 1999. The ASI acquisition was accounted for as a purchase.

Purchase price allocations to tangible assets included $286,954 of cash, $62,835 of accounts receivable, $57,165 of inventory, $14,043 of prepaid expense and $117,540 of fixed assets. Purchase price allocations to liabilities assumed included $310,008 of accounts payable and accrued expenses, $1,900,000 of notes payable and $929,690 of deferred revenue.

The excess of the purchase price over the estimated fair market value of the acquired assets and liabilities of ASI was $23,714,256, including direct acquisition costs of $94,787, of which $13,945,000 was capitalized as the purchase cost of completed technology, $5,948,256 was capitalized as goodwill and other intangibles and $3,821,000 was expensed as purchased in-process research and development.

The Company also created a wholly owned subsidiary for the sole purpose of acquiring AcuVoice, Inc. ("AcuVoice"), a California corporation, in March 1998. After the acquisition, the acquisition subsidiary changed its name to fonix/AcuVoice, Inc. ("fonix/AcuVoice"). AcuVoice developed and marketed text-to-speech or speech synthesis technologies and products directly to end-users, systems integrators and original equipment manufacturers for use in the telecommunications, multi-media, education and assistive technology markets. Those same products and services are now provided by the Company's Interactive Technologies Solutions Group. The AcuVoice acquisition was closed on March 13, 1998. The Company issued 2,692,216 shares of restricted common stock (having a market value of $16,995,972 on that date) and paid a cash payment of approximately $8,000,000 for all of the then outstanding common shares of AcuVoice. The acquisition was accounted for as a purchase.

Purchase price allocations to tangible assets included $253,881 of cash, $13,728 of accounts receivable, $9,902 of fixed assets and $800 of prepaid expense. Purchase price allocations to liabilities assumed included $22,929 of accounts payable and accrued expenses and $599,250 of notes payable.

The excess of the purchase price over the estimated fair market value of the acquired tangible net assets of AcuVoice was $25,339,840, of which $11,192,000 was capitalized as the purchase cost of the completed technology, $4,832,840 was capitalized as goodwill and $9,315,000 was expensed as purchased in-process research and development.

The following unaudited pro forma financial statement data for the three and nine months ended September 30, 1998 and 1997 present the results of operations of the Company as if the acquisitions of AcuVoice and ASI had occurred at the beginning of each three and nine-month period. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the applicable period or of future results. Expenses related to purchased in-process research and development related fonix corporation
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

to the acquisitions of AcuVoice and ASI of $9,315,000 and $3,821,000, respectively, were recorded at the date of the acquisitions and are not presented in the following pro forma financial statement data since they are non-recurring charges directly attributable to the acquisitions.

                                                    Three Months Ended September 30,                 Nine Months Ended September 30,
                                                    --------------------------------                 -------------------------------

                                                            1998          1997                             1998           1997
                                                       -------------  ------------                     -------------  -------------

Revenues                                               $    239,980   $   195,517                      $  3,233,621   $    755,191

Loss before extraordinary items                         (15,875,374)   (7,258,091)                      (26,749,586)   (19,028,576)

Net loss                                                (15,875,374)   (8,139,955)                      (26,749,586)   (19,910,440)

Basic and diluted net loss
   per common share                                           (0.28)        (0.16)                            (0.48)         (0.40)

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

5.  INTANGIBLE ASSETS

Intangible assets consist of the purchase cost of completed technology, goodwill and other intangibles in connection with the acquisitions of AcuVoice and ASI and direct costs incurred by the Company in applying for patents covering its technologies. Amortization is computed on a straight-line basis over the estimated useful lives of the completed technology, goodwill, other intangibles and patents of five to eight years.

6.  NOTES PAYABLE

As of September 30, 1998, the Company had a revolving note payable to a bank in the amount of $19,984,536. Loaned amounts under the revolving note payable are limited, in the aggregate at any time, to $20,000,000. The weighted average outstanding balance during the nine months ended September 30, 1998 was $18,121,205. This note was due October 29, 1998, bore interest at an annual rate of 6.55 percent, and is secured by a certificate of deposit in the amount of $20,000,000 (see Note 3). This revolving note is renegotiated quarterly and interest is payable monthly. As of fonix corporation
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

September 30, 1998, the Company owed the bank $309,457 in past due interest. Subsequently, all such amounts were paid to the bank and the note has been negotiated to extend the maturity date of the note to December 4, 1998.

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

Private Placement - On March 12, 1998, the Company completed a private placement (the "Offering") of up to 6,666,666 shares of its restricted common stock to seven accredited investors (the "Investors"). The total purchase price to be paid by the Investors pursuant to the Offering was $30,000,000. Of that amount, $15,000,000 was received by fonix corporation
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

the Company on March 12, 1998, in return for which the Company issued a total of 3,333,333 shares of restricted common stock. Finders' fees of $870,000 were paid in connection with the $15,000,000 received. The remainder of the purchase price was to be paid by the Investors on July 27, 1998 (60 days after the effectiveness of a registration statement that the Company filed with the Securities and Exchange Commission covering the common stock issued and issuable to the investors) (the "Second Funding Date"), provided that, as of such date, certain conditions were satisfied. Certain conditions precedent to receiving the additional funding were not met as of the Second Funding Date. In separate transactions in June and August 1998, certain Investors paid to the Company $3,000,000 in return for which the Company issued 666,667 additional shares under the terms and conditions set forth in the Offering documents. Finders' fees of $163,846 have been accrued in connection with the $3,000,000 received. No other payment has been received by the Company pursuant to the Offering, and the Company does not expect any further payment to be made.

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

Series D Preferred Stock - On August 31, 1998, the Company entered into an agreement with the Investors whereby the Company issued 500,000 shares of the Company's Series D for $10,000,000. Additionally, the Company issued to certain of the Investors a total of 608,334 shares of Series D (i) in return for their relinquishment of their contractual right to receive Reset Shares in connection with the Offering (see Private Placement above), and as (ii) an additional cost of raising the $10,000,000 from the Series D placement. Dividends accrue on the stated value ($20 per share) of Series D at the rate of 4 percent per year, are payable annually or upon conversion, in cash or common stock, at the option of the Company, and are convertible into shares of the Company's common stock at the holder's option anytime after the earlier of November 29, 1998 or the date the registration statement which the Company has agreed to file with the Securities and Exchange Commission covering the common stock issuable upon the conversion of the Series D is declared effective. Each month the holders of the Series D may not convert more than 25 percent of the total number of shares of Series D originally issued to such holders on a cumulative basis. For example, during the first month a holder may convert up to 25% of the total preferred stock issued to the holder, and during the following month that same holder may convert, on an aggregate to date basis, up to 50% of the total number of shares of Series D held by the holder. Additionally, each month, the holders may convert up to 50 percent of the total number of shares of Series D originally issued to such holders on a cumulative basis, if both of the following conditions are satisfied: the average daily trading volume of the Company's common stock is more than 500,000 shares for the 10-trading-day period before the conversion; and the average per share closing bid price for such 10-trading-day period has not decreased by more fonix corporation
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

than 5 percent during that 10-trading-day period. Any outstanding shares of Series D as of August 31, 2001 automatically will be converted at the conversion price described below most beneficial to the holders on such date. In the event of liquidation, the holders of the Series D are entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series D have no voting rights. The Series D shares, together with dividends accrued thereon, may be converted into shares of the Company's common stock at the lesser of: $3.50 per share; or the lesser of 110 percent of the average per share closing bid price for the 15 trading days immediately preceding the date of issuance of the Series D shares; or 90 percent of the average of the three lowest per share closing bid prices during the 22 trading days immediately preceding the conversion date. In the event that the holders convert at the $3.50 per share price, the Company is obligated to issue warrants to purchase 0.8 shares of common stock for each share of Series D converted to common stock. Using the conversion terms most beneficial to the holder, the Company is amortizing a beneficial conversion feature of $2,462,964 as a dividend over a 180 day-period.

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

Common Stock Options - During the nine months ended September 30, 1998, the Company granted options to purchase 2,734,000 shares of common stock. Of such options, 450,000 (having an exercise price of $5.16 per share) were granted to three individuals who are executive officers and directors of the Company and who each beneficially own more than ten percent of the Company's common stock; 355,000, 1,240,000, and 589,000 options were granted to various employees at exercise prices of $3.34, $3.54, and $6.50 per share, respectively, and 100,000 options were granted to an unrelated party for services with an exercise price of $3.75 per share. The term of all options granted during the nine months ended September 30, 1998 is ten years from the date of grant. Additionally, the Company agreed to issue stock options in exchange for ASI stock options in connection with the acquisition of ASI (see Note 2). These options will have expiration dates ranging from January 1, 2001 to November 2, 2002. As of September 30, 1998, the Company had a total of 13,411,750 options outstanding.

On June 1, 1998, the Company's board of directors approved the 1998 Stock Option and Incentive Plan (the "Plan") for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance is 10,000,000. On July 14, 1998, the Company's shareholders approved the Plan. The Plan is administered by a committee consisting of two or more directors of the Company. The exercise price for these fonix corporation
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

options is the closing market price of the stock on the date the options are granted. The option term is ten years from the date of grant.

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

11.  PRODUCT DEVELOPMENT AND RESEARCH

In October 1993, the Company entered into an agreement (the "Synergetics Agreement") with Synergetics, whereby Synergetics was to develop certain technologies related to the Company's automated speech recognition ("ASR")
                               fonix corporation
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

technologies. The Company's president is one of seven members of the board of directors of Synergetics, and three executive officers, directors and ten percent beneficial owners of the Company own less than five percent of the common stock of Synergetics. Under the terms of the Synergetics Agreement, as subsequently modified, the Company acquired intellectual property rights, technologies and technology rights that were developed by Synergetics and that pertained to the ASR technologies. The Company agreed to provide all funding necessary for Synergetics to develop commercially viable technologies. There was no minimum requirement or maximum limit with respect to the amount of the funding to be provided by the Company. However, under the terms of the Synergetics Agreement, the Company was obligated to use its best efforts in raising the necessary funding for the engineering, development and marketing of the ASR technologies. As part of the Synergetics Agreement, the Company agreed to pay Synergetics a royalty of ten percent of gross revenues from sales of its ASR technologies (the "Royalty"). Under the terms of the Synergetics Agreement, the Company paid to Synergetics $125,995 and $1,628,433 for the three and nine months ended September 30, 1998, respectively, for product development and research efforts.

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

12.  COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement - In June 1998, the Company entered into a long-term noncancellable operating lease agreement for a facility in Cupertino, California, which houses its Silicon Valley operations. Future aggregate minimum obligations under this operating lease are as follows:

    Years ending December 31,

          1998                         $  163,883
          1999                            292,899
          2000                            308,474
          2001                            320,531
          2002                            332,589
          Thereafter                      140,672
                                       ----------

            Total                      $1,559,048
                                       ==========
                               fonix corporation
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

Acquisitions - The Company created a wholly owned subsidiary for the purpose of acquiring Papyrus Associates, a Pennsylvania corporation and Papyrus Development, a Massachusetts corporation, in October 1998. Papyrus Associates develops, markets and supports handwriting recognition software. Such software is now marketed by the Company's Interactive Technologies Solutions Group. On October 29,1998, the Company acquired 100 percent of the outstanding common stock of Papyrus Associates for the issuance of 1,076,926 shares of the Company's restricted common stock (having a market value of $1,110,580 on that date) and promissory notes to the shareholders of Papyrus Associates totaling $360,000, due the fifth business day following the closing of the Company's next equity funding, but no later than February 28, 1999 and notes totaling $180,000, due April 30, 1999. These notes bear interest at an annual rate of six percent.

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

Overview
--------

fonix is a development stage company that aims to make commercially available a comprehensive package of human-computer interaction technology products and solutions. The Company has developed proprietary automated computer voice recognition technologies and related technologies such as text-to-speech, neural network design and data compression. These technologies, as developed to date, employ a proprietary phonetic speech modeling engine and a linguistic and contextual process based on a proprietary neural network system (artificial intelligence).

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

In March 1998, the Company expanded its suite of human-computer interaction technologies by acquiring the award-winning voice synthesis technologies of AcuVoice, Inc. ("AcuVoice"). That acquisition was accomplished through a merger of AcuVoice into a wholly owned subsidiary of the Company now known as fonix/AcuVoice, Inc ("fonix/AcuVoice"). The business operations previously conducted by AcuVoice are now part of the Company's Interactive Technologies Solutions Group. AcuVoice was incorporated in 1984 and since that time has been engaged in development of a software only text-to-human-speech synthesis technology called "concatenative speech synthesis," now recognized in the speech technology industry as a leading method of achieving natural sounding speech from a computer. Beginning in early 1996, AcuVoice began selling developer kits based on its technology. Companies that the Company believes to be developing marketable products based on the fonix/AcuVoice technologies include IBM, General Motors, Kurzweil Educational Systems, Pratt & Whitney, Octel Communications, Andersen Consulting, NEC, Dialogic and Bell Atlantic. Companies that have developed products using fonix/AcuVoice developer kits, and now are selling or using products containing fonix/AcuVoice text-to-speech technologies include AT&T, Motorola, Northern Telecom, Lucky Goldstar (Korea), Smart Dial, Signet, Concierge, Ultimate Technology, First Call, XL Vision, Applied Future Technologies and Productivity Works.

In September 1998, the Company acquired Articulate Systems, Inc. ("ASI"), a developer of leading voice recognition and systems software for specialized applications in the health care industry. That acquisition was accomplished through a merger of ASI into a wholly owned subsidiary of the Company now known as fonix/Articulate, Inc. ("fonix/Articulate"). The business operations previously conducted by Articulate are now conducted by the Company's HealthCare Solutions Group based in Woburn, Massachusetts.

In October 1998, the Company acquired Papyrus Associates, Inc. ("PAI") and Papyrus Development Corporation ("PDC"). PAI develops and markets printing and cursive handwriting recognition software for personal digital assistants, pen tablets and mobile phones. The Papyrus Recognizer is marketed under the trademark "Allegro." PDC is a systems integration provider with expertise and intellectual property related to embedded systems and enhanced Internet applications. PDC has an ongoing partnership with e-Travel that resulted in the first corporate travel management Web-browser client software system. The acquisition of both PDC and PAI (collectively "Papyrus") was accomplished through a merger of PDC and PAI into a wholly owned subsidiary of the Company, Papyrus Acquisition Corporation. Following the acquisitions, the Company operates the business formerly operated by Papyrus as part of its Interactive Technologies Solutions Group in Woburn, Massachusetts.

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

Acquisitions
------------

During the nine months ended September 30, 1998, the Company acquired AcuVoice, and ASI, for the in-process research and development (IPR&D) of each of the respective companies.

AcuVoice (Acquired March 13, 1998)

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

ASI (Acquired September 2, 1998)

ASI focuses on developing and marketing speech recognition and integrated speech-oriented software applications for desk-top and client server-based computer environments. In 1993, the company focused on developing large-vocabulary speech applications for the heath care market, with a primary focus on medical records management. In 1995, ASI began development of PowerScribe, which converts speech into text to create an electronic medical report. The first PowerScribe application focused on the radiology market.

At the date of acquisition, ASI's IPR&D focused on (1) enhancing its current PowerScribe Radiology application to meet the needs of the health care market, and (2) develop products addressing the needs of other health care segments. The next generation of PowerScribe Radiology, identified as Version 2.5, will differ from Version 1.0, in that it will have an enhanced tool kit, providing a common set of services including storage and retrieval, and improved voice recognition technology using a different set of language models. In addition, Version 2.5 will also be developed with new version of SQL. SQL Version 7.0 is significantly improved over Version 6.5, in that it self-administers more effectively, and incorporates technology supporting remote access via a virtual connection. ASI is also developing PowerScribe products for emergency, cardiology, and pathology health care segments.

The developmental projects at the time of the acquisition were not technologically feasible and had no alternative future use. This conclusion was attributable to the fact that ASI had not completed a working model that had been tested and proven to work at performance levels which were expected to be commercially viable, and that the technologies constituting the projects had no alternative use other than their intended use. The value is attributable solely to the development efforts completed as of the acquisition date. The acquired IPR&D was valued at approximately $3.8 million based on an analysis of forecasted income.

As of the date of acquisition, ASI had invested approximately $3.4 million in the IPR&D identified above. Development of the acquired in-process technology into commercially viable products and services required efforts principally related to the completion of all planning, designing, coding, prototyping, scalability verification, and testing activities necessary to establish that the proposed technologies would meet their design specifications, including functional, technical, and economic performance requirements. Management estimates that an additional $1.0 million will be required over the next 12 months to develop the aforementioned products to commercial viability.

Of the projects deemed IPR&D, both Radiology 2.5 and Emergency 1.0 achieving technological feasibility and commercial viability subsequent to the acquisition date, within range of the anticipated time of release and cost to complete. Management confirms that remaining IPR&D projects are continuing to be developed as anticipated.

Valuation Methodology

The valuations of the respective acquired IPR&D included, but were not limited to, an analysis of (1) the market for AcuVoice products; (2) the completion costs for the projects; (3) the expected cash flows attributable to the IPR&D projects; and (4) the risks associated with achieving such cash flows. The assumptions underlying the cash flow projections were derived from investment banking reports, independent analyst reports, fonix, AcuVoice, and ASI company records, and discussions with the management of both companies. Primary assumptions such as revenue growth and profitability were compared to indications of similar companies as well as to indications from industry analyst reports, to determine the extent to which these assumptions were supportable. The Company did not assume in its valuation any material change in its profit margins as a result of the acquisition and did not assume any material increases in selling, general and administrative expenses as a result of the acquisition. The Company did not anticipate any expense reductions or other synergies as a result of the acquisition. The basis of the acquisition was an attempt to enhance the Company's competitive position by offering a broader product line, including applications and functionality based upon the acquired Speech Recognition and Text-to-Speech technology.

The Company does not break down revenues attributable specifically to AcuVoice- and ASI-derived products. As products are offered both as a suite and as individual applications, fonix license fees are not necessarily application specific. However, the Company believes that revenues generated to date concur with the assumptions used in the valuation analysis.

Because the Company does not account for expenses by product, it is not possible to determine the actual expenses associated with the technology acquired from AcuVoice and ASI. The Company currently believes that expenses associated with completing the purchased IPR&D are approximately consistent with the Company's estimates used in the analysis and that completion dates for the development projects discussed above concur with projections used at the time of the acquisition. Research and development spending with respect to these offerings is expected to continue at a rate that is consistent with the Company's overall research and development spending. The Company does not believe that the acquisition resulted in any material changes in its profit margins or in selling, general and administrative expenses. The Company does not believe that it achieved any material expense reductions or synergies as a result of the acquisition.

The rates utilized to discount the net cash flows to their present value were consistent with the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects. Discount rates of 50% and 60% for AcuVoice and 35% and 40% for ASI were deemed appropriate for the business enterprises and for the acquired IPR&D, respectively. These discount rates were consistent with the acquired companies' various stages of development; the uncertainties in the economic estimates described above; the inherent uncertainty at the time of the acquisition surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and the inherent uncertainties of the technological advances that were indeterminable at the time of the acquisition.

The forecasts used in valuing the IPR&D were based upon assumptions the Company believed to be reasonable but which were inherently uncertain and unpredictable. For these reasons, actual results may vary from projected results. The Company currently markets the AcuVoice and ASI acquired and subsequently-developed products. Management intends to continue the acquired companies' development programs until the Company is able to successfully introduce the new suite of products.

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

From inception on October 1, 1993 through September 30, 1998, the Company has invested $28,018,188 in product development and research relating to its technologies. During the three months ended September 30, 1998, the Company incurred product development and research expenses of $4,419,400, an increase of $2,769,029 over the same period in the previous year. This increase is due primarily to the addition of product development and research personnel, increased use of independent contractors, equipment, facilities and the acquisitions of AcuVoice and ASI. Approximately $423,727 of such increase is for development costs from the operations of fonix/AcuVoice and fonix/Articulate. The Company anticipates similar or increased product development and research costs as it continues to expand, develop and market its Technologies. Additionally, the Company purchased in-process research and development totaling $3,821,000 during the three months ended September 30, 1998, in connection with the acquisition of fonix/Articulate.

Selling, general and administrative expenses were $4,320,981 and $2,185,169 for the three months ended September 30, 1998 and 1997, respectively. This increase from the previous period was due primarily to the hiring of additional employees and the resulting increases in salaries, wages and related costs, legal and accounting and depreciation and amortization. Salaries, wages and related costs were $1,754,401 and $772,744 for the three months ended September 30, 1998 and 1997, respectively, an increase of $981,657 over the three months ended September 30, 1997. This increase is attributable to incentive compensation for continue employment paid to employees of ASI of $857,000, and to increases in personnel from recent acquisitions. Legal and accounting expenses increased $386,328 and depreciation and amortization increased $739,909. The $739,909 increase in depreciation and amortization is primarily attributable to the amortization of intangible assets acquired in connection with the acquisitions of AcuVoice and ASI.

Due to significant product development and research and selling, general and administrative expenses, the Company has incurred losses from operations since inception totaling $69,147,873, of which $12,395,438 and $3,835,540 were incurred during the three months ended September 30, 1998 and 1997,
respectively.   At September 30, 1998, the Company had an accumulated deficit of
$82,968,912 and stockholders' equity of $28,203,238. The Company anticipates that its investment in ongoing scientific product development and research of its Technologies will continue at present or increased levels for at least the remainder of fiscal 1998 assuming the availability of working capital.

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

During the nine months ended September 30, 1998, the Company incurred product development and research expenses of $10,080,895, an increase of $5,365,245 over the same period in the previous year. This increase was due primarily to the addition of product development and research personnel, increased use of independent contractors, equipment, facilities and the operations of AcuVoice and ASI. Approximately $643,575 of such increase is for development costs from the operations of the HealthCare Solutions and Interactive Technologies Solutions Groups. The Company anticipates similar or increased product development and research costs as it expands and continues to develop and market the applications and products offered by its HealthCare Solutions and Interactive Technologies Solutions Groups. Additionally, the Company purchased in-process product development and research totaling $13,136,000 during the nine months ended September 30, 1998, in connection with the acquisitions of AcuVoice and ASI.

Selling, general and administrative expenses were $8,360,964 and $5,935,838, respectively, for the nine months ended September 30, 1998 and 1997. This increase from the previous period was due primarily to the hiring of additional employees and the resulting increases in salaries, wages and related costs, legal and accounting and depreciation and amortization. Salaries, wages and related costs were $3,280,790 and $1,787,726 for the nine months ended September 30, 1998 and 1997, respectively, an increase of $1,493,064 over the nine months ended September 30, 1997. This increase is attributable to incentive compensation for continued employment paid to employees of ASI of $857,000, and to increases in personnel from recent acquisitions. Legal and accounting expenses increased $774,475 and depreciation and amortization increased $1,381,996. The $1,381,996 increase in depreciation and amortization is primarily attributable to the amortization of intangible assets acquired in connection with the acquisitions of AcuVoice and ASI. Additionally, consulting and outside services decreased by $2,303,087.

The Company incurred losses from operations of $28,963,910 and $10,651,488 during the nine months ended September 30, 1998 and 1997, respectively. The significant increase in losses from operations is primarily due to purchased in-process product development and research charges of $13,136,000 associated with the acquisitions of AcuVoice and ASI. The Company anticipates that its investment in ongoing scientific product development and research will continue at present or increased levels for at least the remainder of fiscal 1998 assuming availability of working capital.

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

Liquidity and Capital Resources
-------------------------------

The Company had negative working capital of $9,106,108 at September 30, 1998 compared to positive working capital of $678,823 at December 31, 1997. The current ratio was 0.72 at September 30, 1998, compared to 1.03 at December 31, 1997. Current assets increased by $2,277,686 to $23,426,375 from December 31, 1997 to September 30, 1998. Current liabilities increased by $12,062,617 to $32,532,483 during the same period. The decrease in working capital from December 31, 1997 to September 30, 1998, was primarily attributable to an increase in notes payable associated with the acquisition of ASI and increases in accounts payable and notes payable of $859,000 as incentive compensation to ASI employees to ensure continued employment, and accrued liabilities due to a cash shortage. Total assets were $60,745,760 at September 30,1998 compared to $22,894,566 at December 31, 1997.

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

During the nine months ended September 30, 1998, the Company granted options to purchase 2,734,000 shares of common stock. Of such options, 450,000 (having an exercise price of $5.16 per share) were granted to three individuals who are executive officers and directors of the Company and who each beneficially own more than ten percent of the Company's common stock; 355,000, 1,240,000, and 589,000 options were granted to various employees at exercise prices of $3.34, $3.54, and $6.50 per share, respectively, and 100,000 options were granted to an unrelated party for services with an exercise price of $3.75 per share. The term of all options granted during the nine months ended September 30, 1998 is ten years from the date of grant. Additionally, the Company agreed to issue stock options in exchange for ASI stock options in connection with the acquisition of ASI. These options have expiration dates ranging from January 1, 2001 to November 2, 2002. As of September 30, 1998, the Company had a total of 13,319,920 options outstanding.

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

The Company uses third party equipment and software that may not be Year 2000 compliant. The Company has implemented a review of key products provided by outside vendors to determine if their products are Year 2000 compliant and presently believes that all software provided by third parties that is critical to its business is Year 2000 compliant or will be before the year 2000. The Company believes that all computer software and hardware acquired from third parties after the 2/nd/ quarter of 1997 is Year 2000 compliant. However, if third party equipment or software does not operate properly with regard to the Year 2000 issue, the Company may incur unexpected expenses to remedy any problems. Such costs may materially adversely affect the Company's business, operating results, and financial condition. In addition, if the Company's key systems, or a significant number of its systems, failed as a result of Year 2000 problems the Company could incur substantial costs and disruption of its business. The Company may also experience delays in implementing Year 2000 compliant software products. Any of these problems have the potential to cause a material adverse affect on the Company's business, operating results, or financial condition by making it difficult to bill customers timely and accurately, meet product development or production schedules, or pay obligations and operating expenses timely.

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

                                       fonix corporation



Date:     March 12, 1999               /s/ Douglas L. Rex
     ------------------------          -----------------------
                                       Douglas L. Rex,
                                       Chief Financial Officer