Form 10-K
period 1998-12-31
FONIX CORP
filed 1999-04-15
CIK 855585

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998, or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
     _____________.

Commission File No. 0-23862

                                Fonix Corporation
             (Exact name of registrant as specified in its charter)


           Delaware                                 87-0380088
(State  or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)



                        60 East South Temple, Suite 1225
                           Salt Lake City, Utah 84111
             (Address of principal executive offices with zip code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $35,828,186.25 calculated using a closing price of $0.75 per share on April 9, 1999. For purposes of this calculation, the registrant has included only the number of shares held by its officers and directors directly of record as of April 9, 1999, (and not counting shares beneficially owned on that date) in determining the shares held by non-affiliates. As of April 9, 1999, there were issued and outstanding 70,064,495 shares of the Company's common stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                Fonix Corporation

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     Part I



Item  1. Business..............................................................3
Item  2. Properties...........................................................22
Item  3. Legal Proceedings....................................................23
Item  4. Submission of Matters to a Vote of Security Holders..................24

                                     Part II

Item  5. Market for Registrant's Common Equity and Related
         Stockholder Matters..................................................24
Item  6. Selected Financial Data..............................................27
Item  7. Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................28
Item  8. Financial Statements and Supplementary Data..........................39
Item  9. Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................40

                                    Part III

Item 10. Directors and Executive Officers of the Registrant...................40
Item 11. Executive Compensation...............................................42
Item 12. Security Ownership of Certain Beneficial Owners and Management.......50
Item 13. Certain Relationships and Related Transactions.......................52

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......54

                                     PART I

ITEM 1.  BUSINESS

Overview

Fonix Corporation ("Fonix" or the "Company") is a development-stage company that aims to make commercially available a comprehensive package of products and technologies that allow humans to interact with computer and other electronic products in a more efficient, intuitive and natural way than traditional methods such as the keyboard. Specifically, Fonix has developed proprietary automated speech recognition and related technologies such as text-to-speech (speech synthesis), handwriting recognition and speech compression. These technologies, as developed to date, use speech recognition techniques that include the use of a proprietary neural network method. Neural networks are computer-based methods which simulate the way the human brain processes information. Fonix licenses its technologies to and has entered into co-development relationships and strategic alliances with third parties including producers of application software, operating systems, computers and microprocessor chips.

In March 1998, the Company acquired AcuVoice, Inc., a California corporation and award winning developer of text-to-speech technologies ("AcuVoice"). AcuVoice had developed and marketed its text-to-speech or speech synthesis technologies and products directly to end-users, systems integrators and original equipment manufacturers ("OEMs") for use in the telecommunications, multi-media, education and assistive technology markets. The acquisition of AcuVoice by the Company resulted in the introduction of Fonix-branded products to the market for the first time in the Company's history. The transaction by which Fonix acquired AcuVoice is referred to in this report as the AcuVoice Acquisition.

In September 1998, the Company acquired Articulate Systems, Inc., a Delaware corporation and leading developer of specialized speech recognition applications used in the health care industry ("Articulate"). This transaction is referred to in this report as the Articulate Acquisition. Articulate's market focus, prior to and following the acquisition, is providing solutions for healthcare organizations for cost effective and rapid capture, transcription and management of dictated clinical information across a network. Specifically, Articulate develops, markets and supports an integrated dictation/transcription solutions process called PowerScribe(R) to healthcare organizations utilizing advanced continuous speech recognition technology to significantly automate medical reporting. The PowerScribe system is intended to be user friendly to physicians and other medical professionals, to significantly reduce transcription costs and report turnaround time, and to provide other key benefits without sacrificing dictation accuracy or physician acceptance. Articulate entered into its first sales contracts for its first product, PowerScribeRAD, a product designed specifically for radiologists, in January 1998. Articulate's first contracts for its second product, PowerScribe EM for emergency medicine physicians, were signed in January 1999. Fonix is in the process of developing a suite of speech recognition solutions for the healthcare and other markets.

In October 1998, the Company acquired Papyrus Associates, Inc., a Pennsylvania corporation ("PAI"), and Papyrus Development Corporation, a Massachusetts corporation ("PDC" and together with PAI, "Papyrus"). The acquisition of PDC and PAI by Fonix is referred to in this report as the Papyrus Acquisition. PAI develops and markets printing and cursive handwriting recognition software for personal digital assistants ("PDAs"), pen tablets and mobile phones. Its customers include Philips, Hitachi, Olivetti/Oracle Research Lab, NuovoMedia, ARM, Amstrad, Purple Software and Digital Equipment. The Papyrus technology is marketed under the trademark Allegro(TM). PAI's software and technology are an integral part of the Psion PDA. PDC is a systems integration provider with expertise and intellectual property in embedded systems and enhanced Internet applications. PDC had a partnership with e-Travel which resulted in the first corporate travel management Web-browser client software system. This product is now shipped by e-Travel to customers such as Fidelity Investments, ADP, Travel One, Coca Cola, Time Inc., and Unisys.

The Company markets speech recognition technologies it has developed, together with text-to-speech technologies and products acquired from AcuVoice and handwriting recognition products and applications acquired from Papyrus, through its Interactive Technologies Solutions Group. The present marketing direction for the Interactive Technologies Solutions Group is to form relationships with third parties who can incorporate the Company's technologies into their own products or product development efforts. Such relationships may be structured in any of a variety of ways including traditional technology licenses, co-development relationships through joint ventures or otherwise, and strategic alliances. The third parties with whom the Company presently has such relationships and with which it may have similar relationships in the future include participants in the application software, operating systems, computer, microprocessor chips, consumer electronics, automobile, telephony and health care technology industries. The Company received its first revenues from its internally developed speech recognition technologies in 1998.

The Company markets its voice recognition and systems software for specialized applications in the health care industry through its HealthCare Solutions Group. The HealthCare Solutions Group presently markets large vocabulary voice recognition software to major hospitals and medical centers for the rapid capture, transcription and management of clinical information dictated by radiologists and emergency medical physicians. The HealthCare Solutions Group also supports and services the systems within the United States. In December 1998, the Company acquired the assets used in the marketing of the HealthCare Solutions Group's products from The MRC Group, Inc. ("MRC").

The executive offices of the Company are located at 60 East South Temple Street, Suite 1225, Salt Lake City, Utah 84111, and its telephone number is (801) 328-8700. The principal executive offices of the HealthCare Solutions Group are located at 600 West Cummings Park, Suite 4500, Woburn, Massachusetts 01801. The executive offices of the Interactive Technologies Solutions Group are located at 180 West Election Drive, Draper, Utah 84020. The Company also maintains a facility in Cupertino, California.

Technology and Product Overview

Automated Speech Recognition

Presently available traditional voice recognition technologies have been used in a variety of products for industrial, telecommunications, business and personal applications. Speech recognition algorithms in software have been developed and refined over the past several years. However, the increase in processing speed and memory capacity of personal computers has accounted for much of the improvement in traditional speech recognition systems during that period. This improvement includes vocabulary size, recognition accuracy and continuous speech recognition ability. Currently available speech recognition systems for personal computers include speech command systems for navigating the Windows(R) interface and inexpensive, discrete word dictation systems offered by Dragon Systems, IBM, Lernout & Hauspie and others. Recently, general and specific vocabulary continuous speech dictation systems also have been introduced by Philips, IBM, Dragon Systems and others. In addition, telephony applications with menu choice systems and small vocabulary dialogue systems have been demonstrated by Nuance, Nortel and others.

Despite the nominal advances in performance of such presently available systems, there are significant limitations inherent in all of these systems, each of which continues to use traditional approaches generally based on Hidden Markov Models ("HMM") technology. These traditional approaches have not advanced appreciably since the late 1980s. Applications based on such traditional speech recognition systems for personal computers all require close-talking microphones in relatively low noise environments and a formal speaking style to achieve acceptable accuracy. In so-called continuous dictation systems, significant adaptation to user speech, speaking style, and content area also are required. These traditional systems are generally restricted to speech recognition for a single individual dictating in a quiet environment; presently available telephony-based systems are even more limited in general functionality.

The present industry standard methodology, the HMM, uses a general template or pattern matching technique based on statistical language models. Massachusetts Institute of Technology researcher Dr. Victor Zue has noted that speech-recognition systems based on such technology

     "utilize little or no specific-speech knowledge, but rely instead primarily on general-purpose pattern- recognition algorithms. While such techniques are adequate for a small class of well-constrained speech recognition problems, their extendibility to multiple speakers, large vocabularies, and/or continuous speech is highly questionable. In fact, even for the applications that these devices are designed to serve, their performance typically falls far short of human performance."

HMM's widely recognized weaknesses are many: (i) it does not meet the needs for many mass market implementations, (ii) it has limited input feature types, (iii) it accounts for only limited context, (iv) it has limited ability to generalize acoustic and language structure, (v) it requires training data from the end-user for acceptable performance, (vi) models become extremely large and complex as vocabulary grows, and (vii) there is a lack of hardware parallel processing capability.

In contrast to HMM, Fonix researchers have developed what the Company believes to be a fundamentally new approach to the analysis of human speech sounds and the contextual recognition of speech. The core Fonix automated speech recognition technologies (the "ASRT" or "Core Technologies") attempt to approximate the techniques employed by the human auditory system and language understanding centers in the human brain. The ASRT use information in speech sounds perceptible to humans but not discernible by current automated speech recognition systems. They also employ neural net technologies (artificial intelligence techniques) for identifying speech components and word sequences contextually, similar to the way in which scientists believe information is processed by the human brain. As presently developed, the ASRT are comprised of several components including a phonetic sound representation recognition engine, audio signal processing, a feature extraction process, a phoneme estimation process, and a linguistic process consisting of two components, one of which is expert- or rule-based and one of which is based on proprietary neural net technologies, that are designed to interpret human speech contextually.

Fonix believes the reliable recognition of natural, spontaneous speech spoken by one or more individuals in a variety of common environments by means of a conveniently placed microphone, all based on its ASRT, will significantly improve the performance, utility and convenience of applications currently based on traditional HMM technology such as computer interface navigation, data input, text generation, telephony transactions, continuous dictation and other applications. Additionally, the Company believes that its ASRT will make possible major new speech recognition applications such as the transcription of business meetings and conversations, real-time speech-to-speech language translation, natural dialogues with computers for information access and consumer electronic devices controlled by natural language.

Thus, the Company believes that its ASRT offers unique speech processing techniques that will complement and significantly enhance currently available speech recognition systems. Through its Interactive Technologies Solutions Group, Fonix intends to continue to license its ASRT, to continue to co-develop the ASRT with research and development groups in industry and academia and ultimately to market a suite of Fonix-branded technologies and products. In the long term, the Company anticipates that automated speech recognition systems employing the Company's unique ASRT will set the industry standard for all automated speech recognition applications because of its anticipated capacities to overcome the weaknesses of HMM. In addition, the Company expects that certain elements of its Core Technologies will have industry-leading applications in non-speech recognition industries, market segments and disciplines such as artificial intelligence and data compression. Although these plans represent management's beliefs and expectations based on its current understanding of the market and its experience in the industry, there can be no assurance that actual results will meet these expectations. See "Certain Significant Risk Factors." In the last two fiscal years, the Company has expended $13,620,748 and $7,066,294 on research and development activities. Since its inception (October 1, 1993), the Company has spent $31,558,041on research and development of the ASRT. The Company expects that a substantial part of its capital resources will continue to be devoted to research and development of the ASRT and other proprietary technologies for the foreseeable future.

HealthCare Solutions Group Products

The three PowerScribe products now being sold by the HealthCare Solutions Group are PowerScribeRAD, PowerScribeRAD Software Development Kit ("SDK")TM, and PowerScribeEM. PowerScribe products use state-of-the- art continuous speech recognition engines licensed from Dragon Systems, Inc., which enables a user to dictate naturally and continuously without having to pause between words. PowerScribe incorporates customized medical language models gleaned from millions of words  sampled  from  medical  specialty  departments  across  North
America.

PowerScribe products have been designed as mission-critical applications to operate as an open and scalable continuous speech reporting and charting system. PowerScribe products utilize core technologies from Microsoft's Back Office(R) applications development suite and rely on Windows NT(R), Open Database Connectivity (ODBC) and SQL Server(R) as the foundation operational elements.

         PowerScribeRAD for Radiology Reporting

PowerScribeRAD enables the full automation of the radiology reporting process and replaces existing digital dictation and transcription systems. PowerScribeRAD permits the dictation of radiology reports directly into text, with edit, approve, and sign functions accomplished within a matter of minutes; thereby significantly reducing transcription costs and report turnaround time. Once reports are dictated, they may be automatically stored in the Radiology Information System ("RIS"), the Hospital Information System ("HIS") or PowerScribeRAD's own report repository.

         PowerScribeEM for Emergency Medicine Reporting

PowerScribeEM is a completely integrated emergency medicine dictation and transcription system which allows emergency department professionals to dictate their reports directly into text in the first total solution for capturing and documenting emergency medicine clinical encounters. PowerScribeEM minimizes training and the need for healthcare professionals to modify their work styles. PowerScribe includes post-processing of the text for organization into a typical structured emergency medicine report. PowerScribeEM seamlessly handles the overall workflow of an emergency department. Once reports are dictated, reports are either automatically stored in the HIS or in PowerScribe's own report repository for further analysis at a later date.

         PowerScribe Radiology SDK for User Development Applications

The PowerScribe Radiology SDK allows users to integrate the full functionality of the PowerScribeRAD system into the user's own radiology applications. For radiology environments such as a RIS or Picture Archival Communication System ("PACS") the PowerScribe SDK allows users to develop a completely integrated dictation and transcription system utilizing continuous speech recognition. Using this SDK, the PowerScribeRAD client functionality can be embedded into the user's application while also customizing the user interface and report workflow to meet specific application needs. The PowerScribeRAD SDK supports multiple development environments including Microsoft(R) Visual Basic, C++ and the Microsoft(R) Internet Explorer environment. The SDK includes an Active-X composite control along with sample code and developer documentation.

Interactive Solutions Group Products

The Interactive Technologies Solutions Group offers products and technologies which include automated speech recognition, text-to-speech, and handwriting recognition for a variety of hardware and software platforms. The marketing direction for the Interactive Technologies Solutions Group is to form relationships with third parties who can incorporate Fonix technologies into their own products or product development efforts. Such relationships may be structured in any of a variety of ways including traditional technology licenses, co-development relationships through joint ventures or otherwise, and strategic alliances. The third parties with whom Fonix presently has such relationships and with which it may have similar relationships in the future include participants in the application software, operating systems, computer, microprocessor chips, consumer electronics, automobile, telephony and health care technology market sectors. Interactive Technologies Group products include AcuVoice AV 1700, AV 2001 text-to-speech systems, and Allegro handwriting recognition.

         Embedded Technologies

Fonix has developed an application development tool, the Fonix Advanced Application Speech Toolkit (FAAST(TM)) which allows developers to simulate, prototype and create code for embedded applications using Fonix' human computer interaction technologies. This system currently supports Fonix speech recognition for command and control applications and Fonix AcuVoice text-to-speech engines for both very high quality limited vocabulary and high quality unlimited vocabulary applications. The system is designed to support a number of popular microprocessors and operating systems for embedded applications. Currently, FAAST supports the Siemens TriCore micro-controller. The beta version of the FAAST system will be available for developers in June 1999. An alpha version of the system is currently being used internally at Fonix to support the development of embedded systems applications for several companies including consumer electronic, automotive, and cell phone devices.

         Core Speech Recognition Technologies

Since 1994 Fonix has pursued the development of a "3rd Generation" automated speech recognition technology to overcome the limitations of currently available commercial speech recognition systems. This development has yielded a proprietary ASR system utilizing a unique front-end analysis of the acoustic speech signal, a neural net based phoneme identifier, and a completely novel neural net architecture for back-end language modeling. The latter component is the MULTCONS or multi-level constraint satisfaction network. These developments have been the subject of two issued patents. In addition, the Company has acquired a related patent covering portions of this technology. Portions of this technology are currently being employed in Fonix embedded systems applications.


         Text-to-Speech (Speech Synthesis)

In 1986 AcuVoice began to develop and market a new approach to synthesized speech, a system using actual recordings of "units" of human speech (i.e., the sound pulsation). Since the unit of speech consists of more than one phoneme (sound), AcuVoice's approach has been called a "large segment concatenative speech synthesis" approach. Other companies such as DEC and AT&T began in the early 1960s and continue until the present to use a system called "parametric speech synthesis." Parametric systems are plagued with problems of speech quality, because their unit is not an actual recording, but a computer's version of what a human voice sounds like. Poor speech quality also occurs because the parametric unit consists, for the most part, of a single phoneme, such as the "t" in the word "time."

Although as early as 1994 AcuVoice released versatile prototypes of its system, it was not until early 1996 that the AcuVoice Speech Synthesizer was ready for sale into the telecommunications, multi-media, educational and assistive technology markets. AcuVoice won awards as "best text-to-speech" product at the Computer Technology Expo '97 and '98 and the best of show award at AVIOS '97. Presently AcuVoice products are sold to end-users, systems integrators and OEMs.

Fonix text-to-speech products include those developed by AcuVoice and those developed by Fonix. All are sold under the AcuVoice brand name. The products include the AcuVoice AV 1700 TTS system for end-user desktop and laptop system use. The AcuVoice AV 2001 SDK is a software development kit for developers of telephony applications. Run-time software licenses for the AV 2001 are offered for applications developed with the SDK. The SDK supports major computer telephony platforms.

         Handwriting Recognition

Prior to the Papyrus Acquisition in October 1998, PAI developed and began selling handwriting recognition software including the Allegro handwriting recognition software. The Allegro handwriting recognition software is a single letter recognition system like the popular Graffiti handwriting recognition software for the PalmPilot PDA. However, Allegro's alphabet is all natural in appearance as lower case letters. Because the letters are written in the standard way in almost all instances, the Allegro system is easy to use and requires practically no learning. Allegro is sold by Purple Software in England for the Psion Series 5 hand-held PC. This software has also been licensed to Philips for its popular smart cell phone. Allegro is also the subject of a sales agreement with Lucent Technologies for use in its Inferno operating system. Papyrus has also developed cursive handwriting recognition software which recognizes naturally-written whole words. This cursive technology is only available as a licensed product to OEM customers. Both the Allegro and the cursive handwriting recognition software are user independent and require no training of the software.

Employees

As of March 31, 1999, the Company employed 129 persons. Of this total, 74 persons are employed in the Interactive Technologies Solutions Group, 34 are employed in the HealthCare Solutions Group and 21 are employed on the executive and administrative staff.

Recent Developments

Consistent with the objectives, vision and strategy of the Company outlined above, Fonix entered into several key transactions in 1998 and the first quarter of 1999. These are discussed briefly in the following section.

Acquisition of AcuVoice

The AcuVoice Acquisition was effected by an exchange of restricted shares of Fonix common stock and cash for the issued and outstanding common stock of AcuVoice. A total of 2,692,216 shares of Fonix common stock (having a market value of $16,995,772) were issued in exchange for AcuVoice common stock and a total of $8,000,232 was paid in cash (including amounts paid in lieu of fractional shares). Of the 2,692,216 shares of Fonix stock issued, 80,000 shares were placed in an escrow against which any claims for breach of warranty by the Company against AcuVoice could be asserted. The closing was deemed to have occurred on March 13, 1998, although certain acts such as the payment of consideration to some AcuVoice stockholders and the filing of articles of merger occurred after that date. After the AcuVoice Acquisition, the former shareholders of AcuVoice, consisting of 52 persons, beneficially owned 5.25% of the total of 51,303,739 shares of Fonix common stock then issued and outstanding.

Before the acquisition, AcuVoice released the first versatile prototypes of its system in 1994. By early 1996, the AcuVoice Speech Synthesizer was ready for sale into the telecommunications, multi-media, educational and assistive technology markets. Companies that have purchased developer kits from AcuVoice and are now developing products for the market include IBM, General Motors, Kurzweil Educational Systems, Pratt & Whitney, Octel Communications, Andersen Consulting, NEC, Dialogic and Bell Atlantic. Companies that have developed products using AcuVoice developer kits, and now are selling or using products containing AcuVoice text-to-speech include AT&T, Motorola, Northern Telecom, Lucky Goldstar (Korea), Aumtech Inc., Mail Call, Inc., IMG, Hurdman Communications (Better Business Bureau), SmartDial, Signet, Concierge, Ultimate Technology, FirstCall, XL Vision, Applied Future Technologies and Productivity Works.

To the Company's knowledge, no other company has succeeded in developing a versatile system of large segment concatenative synthesis. However, the AcuVoice speech synthesis products compete with other concatenative and parametric speech synthesis products. AcuVoice's main competitors are Lernout & Hauspie, Lucent Technologies, Eloquent Technologies and Apple Computer.

AcuVoice's competitors offer a range of voices (male, female, child) and languages. AcuVoice presently offers only a male voice which speaks American English. However, AcuVoice is developing a female voice, and is working to expand language capacity to major languages other than English.

Fonix believes that the AcuVoice text-to-speech technologies are an important and complementary addition to the ASRT the Company has developed to date and will develop in the future. For example, because both voice synthesis and voice recognition technologies are dependent upon the analysis of human speech patterns, those technologies share many similar challenges, and a solution in one arena often will be portable to the other. Additionally, the Company believes that a state- of-the-art voice synthesis technology, coupled with the ASRT, will substantially increase the marketability of both technologies by broadening the potential product applications, thereby increasing the pool of potential licensees of the technologies.

In connection with the AcuVoice Acquisition, AcuVoice and its founder, David Barton, made certain representations and warranties to the Company. One of those representations focused on the scope of a license agreement previously entered into between AcuVoice and General Magic for the use of AcuVoice's text-to-speech software in General Magic's Serengeti product. After the AcuVoice Acquisition closed, the Company determined that AcuVoice and Barton had breached the representation concerning the scope of the General Magic license agreement. Under the terms of the AcuVoice Acquisition agreement, on March 12, 1999, the Company submitted a claim for the 80,000 shares deposited into the escrow account by the former stockholders of AcuVoice. Barton, as agent for the former stockholders of AcuVoice, denied the claim. The Company is presently preparing a response to Barton's denial of the claim. If Barton continues to deny the claim after review of the Company's response, the Company will seek to arbitrate its claim pursuant to the terms of the AcuVoice Acquisition agreement. The Company is presently considering other possible remedies against Barton and the other former directors of AcuVoice.

Acquisition of Articulate and Certain Assets of  MRC

The Articulate Acquisition was effected through a merger of Articulate into a wholly owned subsidiary of the Company that closed on September 2, 1998. As consideration for the Company's acquisition by merger of Articulate, the Company tendered to the stockholders of Articulate, in the aggregate, (i) 5,140,751 shares of the Company's restricted common stock (having a market value of $8,353,720) and (ii) a cash payment of $12,534,588 (the "Cash Payment"). Of the 5,140,751 shares of stock issued, 315,575 shares were placed in an escrow against which claims by the Company for breach of warranty against Articulate could be asserted and 1,985,000 shares were placed in a separate escrow to be converted to a new class of non-voting common stock to be issued upon authorization by the shareholders of the Company. The balance of 2,840,176 shares of restricted common stock was issued to the shareholders of Articulate. At closing, 13 of the Articulate stockholders agreed to accept a portion of the Cash Payment payable to them in the form of demand notes bearing interest at the rate of 8.5% per annum, payable at any time after November 1, 1998. The aggregate principal amount of such notes is $4,747,339. The Company made partial payments of several of these notes and has agreed with all of the holders to extend the due dates to between March 15, 1999 and April 30, 1999. The balance due and owing the holders of these notes was $4,708,980 at March 31, 1999. Additionally, the Company agreed to pay seven Articulate employees cash bonuses in the aggregate amount of $857,000. At Closing, the Company delivered demand notes representing $452,900 of that aggregate bonus amount. These notes bear interest at 8.5% per annum. The balance was payable on or before January 31, 1999. None of the holders of these notes have made demand for payment of the balance due and they have verbally agreed to extend the due date to April 30, 1999. After the merger, the former shareholders of Articulate, constituting 62 persons, beneficially owned 8.8% of the total 58,586,633 shares of Fonix common stock then issued and outstanding.

At the time the Company acquired Articulate, MRC marketed Articulate's PowerScribeRAD and PowerScribeEM products to hospitals and medical centers. The Company intended to continue to use MRC to market its PowerScribe products after the acquisition. However, shortly after the acquisition the Company learned that MRC had agreed to be acquired by Medquist, Inc., which, the Company believes, had little or no interest in marketing the PowerScribe products. Thereafter, the Company commenced negotiations to acquire certain assets of MRC relating to MRC's sales, marketing and service of the PowerScribe products. On December 31, 1998, the Company entered into an Asset Acquisition Agreement with MRC pursuant to which it acquired certain fixed assets, license agreements, intellectual property, advertising materials and other property used by MRC to market, sell and service the PowerScribe products. In consideration of the assets described above, the Company agreed to pay MRC at closing $219,833, less amounts then owed to the Company, plus $133,333 per month for each of the three months immediately following the closing, less certain credits. The unpaid balance due and owing MRC was $190,144 as of March 31, 1999. In addition to acquiring certain assets of MRC relating to PowerScribe products, the Company hired approximately 20 former employees of MRC who had been engaged in the marketing, sales and servicing of PowerScribe products.

Acquisition of Papyrus

The Papyrus Acquisition which closed October 29, 1998, was effected by an exchange of restricted shares of the Company's common stock and the Company's promissory notes for all of the issued and outstanding common stock of PAI and PDC as follows:

     PAI

     The Company issued 1,076,926 shares of its restricted common stock (having a market value of $1,110,580 on the closing date) and promissory notes aggregating $540,000 to the stockholders of PAI in exchange for all of the outstanding shares of PAI common stock. The promissory notes were payable as follows: $360,000 of notes were payable not later than February 28, 1999; and $180,000 of notes are payable on April 30, 1999. The notes bear interest at the rate of 6% per annum after they become payable. The Company has entered into agreements with four of the holders of these promissory notes to pay approximately 88% of the balances due under the promissory notes on or before May 15, 1999 in consideration for which the holders will surrender to the Company 30%, or approximately 276,630 shares, of the common stock issued to the note holders in the PAI Acquisition. The Company is in default with respect to the remaining five promissory notes totaling $51,750. However, the Company anticipates paying the balances of these notes on or before May 15, 1999.

     PDC

     The Company issued 2,034,188 shares of its restricted common stock (having a market value of $2,097,756 on the closing date) and promissory notes aggregating $1,170,000 to the stockholders of PDC in exchange for all of the outstanding shares of PDC common stock. The promissory notes are payable as follows: $490,000 of notes were payable not later than February 28, 1999; $340,000 of notes were payable on February 28, 1999; and $340,000 of the notes are due and payable on September 30, 1999. The notes bear interest at the rate of 6% per annum after they become payable. The Company has entered into an agreement with all of the holders of these promissory notes to pay approximately 70% of the balances due under the notes on or before May 15, 1999, in consideration for which the holders will surrender to the Company 30%, or approximately 610,256 shares, of the common stock issued to the note holders in the PDC Acquisition.

After the Papyrus Acquisition, the former shareholders of PAI and PDC, constituting 10 persons, beneficially owned less than 1% of the total 61,697,747 shares of the Company's common stock then issued and outstanding. Of the 3,111,114 shares of the stock issued in the Papyrus Acquisition, 311,106 shares were placed in an escrow against which any claims by the Company for breach of warranty against Papyrus could be asserted. After the Papyrus Acquisition closed, the Company investigated some of the representations and warranties made by Papyrus to induce the Company to acquire Papyrus. The Company determined that certain of the representations made by Papyrus and the executive officers of Papyrus were not accurate. At about the same time, the Company began negotiations with the former executive officers of Papyrus. On February 26, 1998, the Company filed an action against Papyrus in the United States District Court for the District of Utah, Central Division (the "Utah Action"). In the Utah Action, the Company alleged claims for misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and rescission. On March 11, 1999, three of the former shareholders of Papyrus filed an action against the Company in the United States District Court for the District of Massachusetts (the "First Massachusetts Action"), alleging a default under the terms of the promissory notes issued to them in connection with the Papyrus Acquisition. On April 8, 1999, a fourth former Papyrus shareholder filed an action against the Company in the United States District Court for the District of Massachusetts (the "Second Massachusetts Action") alleging a default under the terms of the promissory notes issued to him in connection with the Papyrus Acquisition and seeking additional remedies including violation of Massachusetts unfair and deceptive acts and practices statutes and copyright infringement. The Company has entered into agreements with the four former Papyrus shareholders for dismissal of the First and Second Massachusetts Actions and the Utah Action upon payment to the former shareholders of $1,122,209 (the "Settlement Payment") an amount equal to approximately 73% of the balance due them under the notes issued to them in the Papyrus Acquisition, and return for cancellation by the Company of 970,586 shares of restricted common stock issued in the Papyrus Acquisition. This represents approximately 30% of the total number of shares of the Company's common stock originally issued to these shareholders in the Papyrus Acquisition. The Company must pay the Settlement Payment before May 16, 1999. If it does not, the Company and the four former Papyrus shareholders are free to pursue their respective claims in the Utah Action and the First and Second Massachusetts Actions.

Status of Acquisition Activities

In addition to the transactions involving AcuVoice, Articulate and Papyrus in 1998, the Company also was in negotiations to acquire several other speech technology companies in 1998. The Company has now terminated all such acquisition discussions. The Company advanced money during 1998 to some of those acquisition candidates in anticipation of the completion of an acquisition transaction. The Company presently is pursuing the return of such loaned funds which amount, in the aggregate, is $245,000.

Financing Activities

         Series D and Series E Preferred Stock

In March 1998, the Company completed a private placement (the "March 1998 Offering") of 6,666,666 shares of its restricted common stock to seven separate investment funds. The total purchase price to be paid by the investors pursuant to the March 1998 Offering was $30,000,000. Of that amount, $15,000,000 was paid to the Company on March 12, 1998, in return for which the Company issued a total of 3,333,333 shares of restricted stock, pro rata to the investors in proportion to the total amount of the purchase price paid by them. Finders' fees of $870,000 were paid in connection with the $15,000,000 received. The proceeds of that offering were used to fund the AcuVoice Acquisition and for operating capital. The remainder of the purchase price was to be paid by the investors on July 27, 1998 (60 days after the effectiveness of a registration statement that the Company filed with the Securities and Exchange Commission covering the common stock issued and issuable to the investors (the "Second Funding Date")), provided that, as of such date, certain conditions were satisfied. Additionally, the investors in the March 1998 Offering acquired certain "reset" rights pursuant to which the investors would receive additional shares of restricted common stock if the average market price of the Company's common stock for the 60-day periods following the initial closing date and the Second Funding Date did not equal or exceed $5.40 per share. On August 31, 1998, the Company and the investors in the March 1998 Offering restructured the reset provision whereby the Company issued 608,334 shares of Series D 4% Convertible Preferred Stock ("Series D") and 1,390,476 shares of common stock for (i) the relinquishment of the investors' contractual right to receive reset shares in connection with the $15,000,000 received in March 1998, and an additional $3,000,000 received in June and August 1998. On that same date, the Company issued 500,000 additional shares of Series D in consideration for the investment of $10,000,000 of additional funds by the investors. These proceeds were used primarily to finance the Articulate Acquisition.

Effective September 30, 1998, the Company entered into an agreement with two of the investors in the March 1998 Offering whereby the Company issued 100,000 shares of the Company's Series E 4% Convertible Preferred Stock ("Series E") for $2,000,000. Additionally, the Company issued to the purchasers of the Series E a total of 150,000 additional shares of Series E in exchange for which those purchasers surrendered a total of 150,000 shares of Series D.

Subsequently, on November 13, 1998, the Company sold 50,000 additional shares of Series D on the same terms and conditions as the August 31, 1998 agreement.

Each share of Series D and Series E is convertible into that number of shares of common stock as determined by dividing $20 by the lesser of any of the following (at the option of the converting holder):

     1.   $3.50, or

     2.   the lesser of

          * $2.3375 (for the Series D) or $1.4369 (for the Series E) which amounts constitute 110% of the average per share closing bid prices for the 15 trading days immediately preceding the dates of the Series D and Series E Agreements, respectively; or

          * 90% of the average of the three lowest per share closing bid prices during the 22 trading days immediately preceding the conversion date.

If the converting holder elects conversion option 1, in addition to the shares of common stock issued upon the conversion, the converting holder will receive a warrant to purchase 0.8 shares of common stock. Those warrants will have an exercise price that will be 120% of the per share closing bid price of the common stock on the date the warrants are issued and will have a three-year term. Any shares of Series D or Series E not converted as of August 31, 2001 will automatically be converted to common stock according to whichever of the conversion formulas described above yields the greatest number of shares of common stock.

As part of the Series D and Series E transactions, the Company agreed that it would register the shares of common stock issuable upon conversion of the Series D and Series E or the exercise of any warrants issued upon conversion for public resales by the converting or exercising holder. On November 19, 1998, the Company filed a registration statement with the Securities and Exchange Commission on Form S-3 to register the sale by the holders of the Series D and Series E of up to 58,623,442 shares of the Company's common stock (File No. 333-67573). The shares covered by the registration statement are the shares of common stock issued or issuable by the Company upon the conversion of the Series D or Series E, or the exercise of the warrants, if any warrants are issued. That registration statement has not yet been declared effective.

When the registration statement is declared effective, the selling stockholders will be able to sell the Company's shares issued upon conversion of the Series D and Series E preferred stock in public transactions or otherwise, on the Nasdaq

SmallCap Market or in privately negotiated transactions. Those resales may be at the then-prevailing market price or at any other price the selling stockholders may negotiate.

         December 1998 Private Placement of Common Stock

On December 22, 1998, the Company completed a private placement of 1,801,802 shares of common stock. Additionally, for each share of common stock issued, the Company issued one "Repricing Right" that entitles the holder thereof to receive upon exercise additional shares of the Company's common stock for no additional consideration according to a formula that is related to the then-prevailing market price of the Company's common stock. The Company also issued 200,000 common stock purchase warrants in connection with this transaction. The number of additional shares of common stock issuable upon exercise of the Repricing Rights is determined by multiplying the number of Repricing Rights exercised by the following fraction:

                        (Repricing Price - Market Price)
                        --------------------------------
                                  Market Price

"Market Price" means the lowest closing bid price of common stock, as quoted on the Nasdaq Small Cap Market, during the 15 consecutive trading days immediately preceding the exercise date. "Repricing Price" means:

     $1.3875 from March 22, 1999 to and including April 21, 1999,

     $1.3986 from April 22, 1999 to and including May 21, 1999,

     $1.4097 from May 22, 1999 to and including June 20, 1999,

     $1.4208 from June 21, 1999 to and including July 20, 1999, and

     $1.4319 at any time after July 20, 1999 until the expiration of the Repricing Rights.

The investor that purchased the common stock in the December 1998 private placement has the right, upon the occurrence of a "Major Transaction" or "Triggering Event" as those terms are defined in the transaction documents to require the Company to repurchase all or a portion of such holder's common shares or Repricing Rights at a price equal to (i) for each common share with an associated Repricing Right, the greater of (A) 125% of the purchase price and
(B) the sum of (I) the purchase price and (II) the product of (x) the Repricing Rate of the Repricing Right on the date of such holder's delivery of a notice of repurchase and (y) the last reported sale price of the common stock on the date of such holder's delivery of a notice of repurchase, (ii) for each Repricing Right without the associated share of common stock, the product of (x) the Repricing Rate of the Repricing Right on the date such holder's delivery of a notice of repurchase and (y) the last reported sale price of the common stock on the date of such holder's delivery of a notice of repurchase and (iii) for each common share without an associated Repricing Right, 125% of the purchase price. One of the several events described in the transaction documents as a "Triggering Event"is the suspension from listing or delisting of the common stock from The Nasdaq SmallCap Market for a period of three trading days. In March 1999, trading in the Company's common stock was temporarily halted for more than three days. Trading resumed within five trading days, and the Company has not been notified that the holders of the common stock and Repricing Rights desire to exercise any repurchase rights they may have.

         Series C 5% Convertible Debentures

On January 29, 1999, the Company entered into a Securities Purchase Agreement with four investors pursuant to which the Company sold its Series C 5% Convertible Debentures (the "Debentures") in the aggregate principal amount of $4,000,000. The outstanding principal amount of the Debentures is convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price equal to the lesser of $1.25 or 80% of the average of the closing bid price of the Company common stock for the five trading days immediately preceding the conversion date. The Company also issued 400,000 warrants in connection with this financing. Each warrant entitles the holder to purchase up to 400,00 shares of the Company common stock at an exercise price of $1.1625 per share. On March 3, 1999, the Company executed a Supplemental Agreement pursuant to which the Company agreed to sell an additional $2,500,000 principal amount of the Debentures on the same terms and conditions as the January 29, 1999 agreement, except no additional warrants were issued. Gross proceeds to the Company from these two transactions were $6,500,000. The obligations of the Company for repayment of the Debentures, as well as its obligation to register the common stock underlying the potential conversion of the Debentures and the exercise of the warrants issued in these transactions, were personally guaranteed by Thomas A. Murdock, Roger D. Dudley (each of whom are executive officers and directors of the Company) and Stephen M. Studdert (Chairman of the Board of Directors of the Company). The personal guarantees of these three directors were secured by a pledge of 6,000,000 shares of Fonix common stock beneficially owned by them and held in the name of Thomas A. Murdock, Trustee. In connection with the Supplemental Agreement, the Company agreed to pledge as collateral for repayment of the Debentures, a lien on the patent covering the ASRT. At the present time the Company has not executed a security agreement in favor of the investors describing the patent. In connection with the guaranty and the pledge for that guaranty given by these directors, the Company agreed to indemnify and hold them harmless in the event of a default by the Company that results in any payment or other liability or damage incurred by any of them. In consideration for the guaranty and pledge by these directors, the Company agreed to grant each of them common stock purchase warrants to purchase 666,666 shares of common stock at a price of $1.59 per share. On or about April 6, 1999, the holders of the Debentures notified the Company and the Guarantors that the Guarantors were in default under the terms of the pledge, and that the holders intended to exercise their rights to sell some or all of the pledged shares. At the present time, the Company has no knowledge of sales of the Guarantors' shares by the holders. However, if the holders proceed to sell some or all of the Guarantors' shares, the Company may be obligated under its indemnity agreement in favor of the Guarantors to issue shares to the Guarantors in replacement of all shares sold by the holders and reimburse the Guarantors for any income tax liability incurred as a result of the holders' sales of the Guarantors' shares.

Grants Of Stock Options

During the year ended December 31, 1998, the Company granted options to purchase 6,414,782 shares of common stock. Of such options, 450,000 (having an exercise price of $5.16 per share) and 1,200,000 (having an exercise price of $1.18 per share) were granted to three individuals who are executive officers and directors of the Company; 1,600,000 (having an exercise price of $1.18 per share) were granted to directors and 400,000 (having an exercise price of $1.18 per share) were granted to two officers of the Company, 360,000, 1,595,000, and 617,950 options were granted to a director and various employees at exercise prices of $3.34, $1.00, and $6.50 per share, respectively, and 100,000 options were granted to an unrelated party for services with an exercise price of $3.75 per share. The term of all of these stock options is ten years from the date of grant. Additionally, the Company agreed to issue options to purchase 91,832 shares of common stock in exchange for stock options granted in connection with the acquisition of Articulate. Of these options, 58,678 are exercisable at a price of $0.83 per share and have expiration dates ranging from June 1, 2000 to November 2, 2002. During the year ended December 31, 1998, 35,000 options previously outstanding were exercised, and 1,067,000 options previously outstanding were forfeited. As of December 31, 1998, the Company had a total of 15,877,782 options outstanding, of which 9,524,766 were exercisable on or before December 31, 1998.

The Synergetics Transaction

Prior  to  March  1997,  the  Company's   scientific  research  and  development
activities were conducted solely by a third party, Synergetics, Inc. ("Synergetics"), pursuant to product development and assignment contracts (collectively, the "Synergetics Agreement"). Under that arrangement, Synergetics provided personnel and facilities, and the Company financed the scientific research and development activities on an as-required basis. There was no minimum requirement or maximum limit with respect to the amount of funding the Company was obligated to provide to Synergetics and the Company was obligated to use its best efforts in raising all of the necessary funding for the development of the ASRT. Moreover, under the Synergetics Agreement, the Company was obligated to pay to Synergetics a royalty of 10% (the "Royalty") of net revenues from sales of products incorporating Synergetics' "VoiceBox" technology as well as technologies derivatives thereof. Synergetics compensated its developers and others contributing to the development effort by granting project shares to share in royalty payments received by Synergetics ("Project Shares"). On March 13, 1997, the Company and Synergetics reached an agreement in principle to modify the Synergetics Agreement (the "Modification Terms") with regard to the development and assignment of the ASRT. On April 6, 1998, the Company and Synergetics entered into a Royalty Modification Agreement to finalize the Modification Terms. Under the terms of the Royalty Modification Agreement, the Company agreed to offer an aggregate of 4,800,000 non-transferable common stock purchase warrants to the holders of the Project Shares in consideration for which Synergetics agreed to cancel any further obligation on the part of the Company to pay the Royalty. The exercise price of the warrants is $10 per share. The Company has agreed to register the shares of common stock underlying the warrants. No warrants will be offered to the holders of the Project Shares until such time as the registration statement relating to such shares has been declared effective by the Securities and Exchange Commission. After issuance, the warrants will not be exercisable until the first to occur of (i) the date that the per share closing bid price of the common stock is equal to or greater than $37.50 per share for a period of 15 consecutive trading days, or (ii) September 30, 2000. In addition, the warrants will become immediately exercisable in the event of a merger or similar transaction in which the Company is not the surviving entity or the sale of substantially all of the Company assets.

Termination of Financing Relationship

For several years, the Company has maintained a relationship with a major regional federally insured financial institution pursuant to which the Company borrowed against its own funds on deposit with the institution. Borrowings under this arrangement accrued interest at a rate approximately 1% greater than the rate of interest earned by the Company on its funds on deposit with the institution. In order to reduce interest expenses, on January 8, 1999, the Company applied its deposit account in the amount of $20,024,109 against the unpaid loan balance of $20,046,776, resulting in an unpaid loan balance of $22,667, which amount subsequently was paid by the Company.

Resignation of Stephen M. Studdert as Chief Executive Officer

On January 26, 1999, Stephen M. Studdert resigned as the Company's Chief Executive Officer. Mr. Studdert continues as the non-executive Chairman of the Board of Directors of the Company. In connection with his resignation, the Company entered into a separation agreement with Mr. Studdert pursuant to which Mr. Studdert released the Company from all claims and obligations under his employment agreement, and the Company agreed to pay Mr. Studdert $250,000 during 1999, $250,000 in 2000 and $100,000 in 2001.

Cost Reduction Plan

On January 28, 1999, the Company announced a plan to reduce overall monthly operating expenses by approximately $8,000,000 for all of 1999. The Company has taken steps to implement these reductions by terminating certain consulting relationships, reducing personnel, realizing cost efficiencies from the integration of acquired business units and the reduction of salary of all officers and certain employees of the Company. The Company believes such cost reductions were necessary and appropriate in light of ongoing operating requirements and limited revenues to date to offset such expenses. The Company is not able to predict whether such present cost reductions will be sufficient to achieve its goal of $8,000,000 of overall reductions for 1999. Similarly, the Company cannot give any assurance that its operations and financial condition will not be adversely affected by these measures.

                        Certain Significant Risk Factors

The short- and long-term success of the Company is subject to certain risks, many of which are substantial in nature and outside the control of the Company. You should consider carefully the following risk factors, in addition to other information contained herein. All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 (the "1995 Act"). You should understand that several factors govern whether any forward-looking statement contained herein will or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including the strategies, plans and objectives relating to the products and the future economic performance of the Company and its subsidiaries discussed above. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

FONIX'S  SUBSTANTIAL  AND  CONTINUING  LOSSES  SINCE  INCEPTION,   COUPLED  WITH
SIGNIFICANT ONGOING OPERATING COSTS, RAISE DOUBT ABOUT FONIX'S ABILITY TO CONTINUE AS A GOING CONCERN.

Since its inception, Fonix has sustained ongoing losses. Such losses are presently continuing at an accelerated rate due to recent acquisitions, ongoing operating expenses and a lack of revenues sufficient to offset the increased operating expenses. Because past and current expenses exceed revenues, Fonix has negative working capital and has been forced to raise capital to fund ongoing operations by private sales of its securities, the terms of which transactions have been highly dilutive and involve considerable expense. Furthermore, in recent months, the financial condition of the Company has required the Company to negotiate with its creditors to extend the due date of certain obligations and has resulted in the Company's failure to make timely payment of certain of its obligations. In its present circumstances, there is substantial doubt about Fonix's ability to continue as a going concern absent immediate and significant sales of its existing products, substantial revenues from new licensing contracts or a relatively large sale of its securities in the near term.

Fonix incurred a net loss of $43,118,782 for the year ended December 31, 1998 and a net loss of $22,453,948 for the year ended December 31, 1997. For the year ended December 31, 1998, Fonix recorded revenues from the operations of AcuVoice and Articulate businesses in the aggregate amount of $521,546. Other than these revenues, Fonix's only revenues to date resulted from one-time non-refundable license fees totaling $2,368,138 paid by Siemens Aktiengesellschaft for the use of technologies in integrated circuits suitable for telecommunications applications.

Fonix expects continuing losses fro operating activities until such time as:

         o Fonix is able to complete additional licensing or co-development arrangements with third parties that produce revenues sufficient to offset Fonix's ongoing operating expenses; or

         o revenues from Fonix's HealthCare Solutions and Interactive Technologies Solutions Groups increase to levels sufficient to exceed Fonix's aggregate operating expenses.

RECENTLY INCURRED DEBT OBLIGATIONS COULD IMPAIR FONIX'S ABILITY TO CONTINUE AS A GOING CONCERN.

During the last half of 1998, Fonix incurred substantial amounts of debt which, coupled with Fonix's ongoing operating expenses, could hamper Fonix's ability to continue as a going concern unless Fonix is immediately able to generate significant revenues or to raise a substantial amount of capital to pay that debt. Presently, Fonix is in default on notes in the aggregate principal amount of $3,116,000. Much of Fonix's debt is payable on demand. Fonix does not presently have sufficient operating capital or revenues to allow Fonix to satisfy notes presently in default or additional demand obligations if demand for payment is made and Fonix cannot renegotiate the terms of the debt or otherwise persuade its creditors to withdraw their demand. In such event, Fonix's financial condition and operations could be adversely affected. The following discussion summarizes the extent and nature of such recently incurred debt.

In connection with Fonix's acquisition of Articulate in September 1998, Fonix incurred new debt obligations to 13 former shareholders of Articulate in the aggregate amount of $4,747,339. These debt obligations are in the form of demand notes payable at any time after November 1, 1998, and bear interest at the annual rate of 8.5%. The due dates of these obligations subsequently were extended to dates ranging from April 1999 to October 1999, and, in some cases, Fonix has agreed to pay interest at rates exceeding 8.5% per annum. Fonix is presently in default on $2,943,206 of these notes. After the acquisition, Fonix agreed to pay several Articulate employees incentive compensation for continued employment in the aggregate amount of $857,000, in connection with which Fonix issued 8.5% demand notes for $452,900 and recorded an accrued liability of $404,100 for the balance. The notes issued to the Articulate employees are presently payable on demand, but, as of the date hereof, Fonix has not received any demand for payment of the notes by the former Articulate employees. The $404,100 accrued liability was payable on or before January 31, 1999. The payees with respect to this obligation have orally agreed to an extension of the payment date to June 30, 1999. In connection with Fonix's acquisition of Papyrus in October 1998, Fonix also incurred new debt obligations to the former shareholders of Papyrus in the aggregate amount of $1,710,000. These debt obligations are in the form of promissory notes which bear interest at the annual rate of 6.0% after they become due and were originally payable as follows:

           Amount              Due Date
           ------              --------

           $ 1,190,000         Presently payable

           $   180,000         April 30, 1999

           $   340,000         September 30, 1999

With respect to the debt listed immediately above that is presently due and payable, holders of $1,632,375 of the notes, including substantially all of the debt which is presently due and payable, have agreed to accept an aggregate payment of $1,632,375 in full satisfaction of the notes, if paid before May 15, 1999.

On December 2, 1998, Fonix borrowed $560,000 from an unaffiliated private lender. The loan accrues interest at the rate of 18% per annum, is secured by certain accounts receivable and was due January 2, 1999. Fonix has subsequently extended the due date of this loan from month to month by paying the lender the accrued interest plus a fee of $5,600. The loan balance is due May 28, 1999. However, Fonix anticipates that it will request and pay for an extension of the due date for one or more additional months beyond that date.

In addition to these notes, Fonix presently owes trade payables in the aggregate amount of approximately $2,700,000, some of which are more than 120 days overdue.

All of these debt obligations are in addition to Fonix's regularly recurring operating expenses. At present, Fonix's revenues from existing licensing arrangements and products are not sufficient to offset Fonix's ongoing operating expenses or to pay substantial amounts of Fonix's presently due debt. There is substantial risk, therefore, that the existence and extent of the debt obligations described above could adversely affect Fonix, its operations and financial condition.

IF FONIX DOES NOT RECEIVE ADDITIONAL CAPITAL WHEN AND IN THE AMOUNTS IT WILL NEED IN THE NEAR FUTURE, ITS ABILITY TO CONTINUE AS A GOING CONCERN WILL BE DOUBTFUL.

Fonix anticipates incurring substantial product development and research and general operating expenses for the foreseeable future which will require substantial amounts of additional cash on an ongoing basis. These capital needs are in addition to the amounts required to repay the debt discussed above. Fonix most likely will have to obtain such capital from sales of its equity, convertible equity and debt securities. Obtaining future financing may be costly and will be dilutive to existing stockholders. If Fonix is not able to obtain financing when and in the amounts needed, and on terms that are acceptable to it, Fonix's operations, financial condition and prospects could be materially and adversely affected, and Fonix could be forced to curtail its operations or sell part or all of its assets, including its technology.

HOLDERS OF FONIX COMMON STOCK ARE SUBJECT TO THE RISK OF ADDITIONAL AND SUBSTANTIAL DILUTION TO THEIR INTERESTS AS A RESULT OF THE CONVERSION OF PRESENTLY ISSUED PREFERRED STOCK AND OTHER SECURITIES CONVERTIBLE INTO COMMON STOCK.

Introduction

Fonix's present outstanding Series D and Series E are convertible into shares of Fonix common stock. The Series D and Series E are convertible into Fonix common stock according to one of three separate conversion formulas, one of which is based, in part, on the market price of Fonix common stock during the several week period leading up to the conversion date. Such conversion formulas are described above under the heading "Recent Developments - Series D and Series E Preferred Stock." In addition to the Series D and Series E, Fonix has other contractual obligations to issue additional shares of its common stock that are dependent on the prevailing market price of Fonix common stock, including the Repricing Rights issued in December 1998 and the $6,500,000 principal amount of Debentures issued in January and March 1999. The market price conversion features of the Repricing Rights and the Debentures are described above under the headings "Recent Developments - December 1998 Private Placement" and "Recent Developments - Series C 5% Convertible Debentures."

The following table identifies the total number of shares of all series of preferred stock with floating conversion rates, the total number of Repricing Rights outstanding and the total principal amount of the Debentures outstanding, and the total number of shares of common stock issuable assuming the hypothetical conversion or exercise of all such preferred stock, Repricing Rights or Debentures as of February 25, 1999, and the percentage of common stock that would be issued to the holders of such convertible securities assuming such conversions or exercises. For purposes of this table, Fonix has assumed that the holders of the Series D and Series E, Repricing Rights and Debentures would have elected that conversion price that would yield the greatest number of shares of common stock upon conversion. All calculations exclude the issuance of shares of common stock as payment of dividends accrued on the Series D and Series E and the Debentures at the date of conversion.



                                 Number of Convertible                                     Percent of Common
                                 Securities Outstanding/      Shares of Common             Stock Owned By
                                 Principal Amount of          Stock Issuable Upon          Holders After
Convertible Security             Debentures                   Conversion or Exercise       Conversion
-----------------------------  ---------------------------  ---------------------------  -----------------------
Series D Preferred Stock                       990,834                   24,465,037               26.5%

Series E Preferred Stock                        90,000                    2,222,222               3.2%

Repricing Rights                             1,801,802                            0               0.0%

Debentures                                  $6,500,000                    5,200,000               7.1%
                                                                    -------------------
                      Total                                              31,887,259               32.0%
                                                                    ===================


The following table describes the number of shares of common stock that would be issuable assuming all of the presently issued and outstanding shares of Series D and Series E were converted, the Repricing Rights were exercised on the terms most beneficial to the holder, and the Debentures were converted, and further assuming that the applicable conversion or exercise prices at the time of such conversion or exercise were the following amounts (the table excludes effect of the issuance of shares of common stock upon payment of accrued dividends and also excludes differences among the various methods of calculating the applicable conversion or exercise price):


                                Shares of Common Stock Issuable Upon Conversion or Exercise of
-------------------   -----------------------------------------------------------------------------------   --------------------

Hypothetical            Series D              Series E
Conversion/             Preferred             Preferred            Repricing                                   Total Common
Exercise  Price         Stock                 Stock                Rights                Debentures            Stock Issuable
-------------------   -------------------   ------------------   -------------------   ---------------------  --------------------
             $0.75         26,422,240            2,400,000              1,531,531           8,666,667             39,020,438

             $1.50         13,211,120            1,200,000                      0           4,333,333             18,744,453

             $2.25          8,807,413              800,000                      0           2,888,889             12,496,302

             $3.00          6,605,560              600,000                      0           2,166,667              9,372,227


Given the structure of the conversion formulas applicable to the Series D and Series E, and the other convertible securities described above, there effectively is no limitation on the number of shares of Fonix common stock into which such convertible securities may be converted or exercised. As the market price of the Fonix common stock decreases, the number of shares of Fonix common stock underlying the Series D and Series E and such other convertible securities continues to increase. Following are specific risk factors relative to this dilution.

Overall Dilution to Market Price and Relative Voting Power of Previously Issued Common Stock

The conversion of the Series D and Series E, the exercise of the Repricing Rights and the conversion of the Debentures may result in substantial dilution to the equity interests of other holders of Fonix common stock. Specifically, the issuance of a significant amount of additional Fonix common stock would result in a decrease of the relative voting control of Fonix common stock issued and outstanding prior to the conversion of the Series D and Series E, the exercise of the Repricing Rights and the conversion of the Debentures. Furthermore, public resales of Fonix common stock following the conversion of the Series D and Series E, the exercise of the Repricing Rights or the conversion of the Debentures likely would depress the prevailing market price of Fonix common stock. Even prior to the time of actual conversions, exercises and public resales, the market "overhang" resulting from the mere existence of Fonix's obligation to honor such conversions or exercises could depress the market price of Fonix common stock.

Increased Dilution With Decreases in Market Price of Common Stock

The outstanding shares of Series D and Series E are convertible, the Repricing Rights are exercisable and the Debentures may be convertible, at a floating price that may and likely will be below the market price of Fonix common stock prevailing at the time of conversion or exercise. As a result, the lower the market price of Fonix common stock at and around the time the holder converts or exercises, the more shares of Fonix common stock the holder of such convertible securities receives. Any increase in the number of shares of Fonix common stock issued upon conversion or exercise of these securities as a result of decreases in the prevailing market price would compound the risks of dilution described in the preceding paragraph of this risk factor.

Increased Potential for Short Sales

Downward pressure on the market price of Fonix common stock that likely would result from sales of Fonix common stock issued on conversion of the Series D and Series E, the exercise of the Repricing Rights or the conversion of the Debentures could encourage short sales of common stock by the holders of the Series D and Series E, the Repricing Rights, the Debentures or others. Material amounts of such short selling could place further downward pressure on the market price of Fonix common stock.

Limited Effect of Restrictions on Extent of Conversions

The holders of the Series D and Series E, the Repricing Rights and the Debentures are prohibited from converting their preferred stock or exercising their Repricing Rights into more than 4.999% of the then outstanding Fonix common stock. This restriction, however, does not prevent such holders from either waiving such limitation or converting or exercising and selling some of their convertible security position and thereafter converting or exercising the rest or another significant portion of their holding. In this way, individual holders of Series D and Series E, the Repricing Rights, and the Debentures could sell more than 4.999% of the outstanding Fonix common stock in a relatively short time frame while never holding more than 4.999% at a time.

IF FONIX HAS DIFFICULTY INTEGRATING INTO ITS BUSINESS AND CAPITALIZING ON RECENT
ACQUISITIONS,   ITS  OPERATIONS  AND  FINANCIAL  PROSPECTS  COULD  BE  ADVERSELY
AFFECTED.

Fonix recently completed the acquisitions of AcuVoice, Articulate, Papyrus and MRC. Fonix's acquisitions of AcuVoice, Articulate, Papyrus and MRC, present risks including at least the following:

     o Fonix may have difficulty financing ongoing operations of the acquired businesses to the extent such businesses are not generating positive cash flows;

     o Fonix may have difficulty combining or integrating the technology, operations, management or work force of the acquired businesses with Fonix's existing operations;

     o Fonix may have difficulty retaining the key personnel of the acquired businesses;

     o    Fonix may have difficulty  expanding  Fonix's financial and management
          controls  and  reporting   systems  and  procedures  to  the  acquired
          businesses;

     o Fonix may have difficulty maintaining uniform standards, controls, procedures, and policies across its entire organization, including the acquired businesses;

     o There may be impairment of relationships with employees, vendors and customers as a result of the integration of new businesses and management personnel; and

     o There may be diversion of management attention during the pendency of transactions, and increased commitment of management resources and related expenses resulting from efforts to integrate and manage acquired businesses located at a distance from Fonix's principal executive offices and research facilities.

FONIX HAS ONLY A LIMITED PRODUCT OFFERING AND MANY OF ITS KEY TECHNOLOGIES ARE STILL IN THE DEVELOPMENT STAGE.

There presently are only a limited number of commercially available applications or products incorporating the Fonix technologies. Through its HealthCare Solutions Group, Fonix offers PowerScribeRAD and PowerScribeEM, sophisticated voice recognition products for radiologists and emergency medical doctors. Through its Interactive Technologies

Solutions Group, Fonix markets text-to-speech products acquired from AcuVoice and the Allegro handwriting recognition software acquired from Papyrus. Fonix has also licensed certain elements of its speech recognition technologies to Siemens for incorporation into telecommunications equipment to be manufactured by Siemens. Those products are not yet being manufactured. These product offerings are still relatively limited and have not generated to date significant revenues. An additional element of Fonix's business strategy is to achieve revenues through appropriate strategic alliances, co-development arrangements and license agreements with third parties. Other than the arrangement with Siemens, a collaborative scientific agreement with the Oregon Graduate Institute of Science and Technology, a similar agreement with Brigham Young University and a license of its Allegro handwriting recognition technology, Fonix presently has no licensing or co-development agreements with any third party for the technologies which it has developed to date.

THE MARKET FOR MANY OF FONIX'S TECHNOLOGIES IS LARGELY UNPROVEN AND MAY NEVER DEVELOP SUFFICIENTLY TO ALLOW FONIX TO CAPITALIZE ON ITS TECHNOLOGY AND PRODUCTS.

The market for human-computer interaction technologies, including automated speech recognition technologies, is relatively new. Fonix's technologies are new and, in many instances, represent a significant departure from technologies which already have found a degree of acceptance in the human-computer interaction marketplace. The financial performance of Fonix will depend, in part, on the future development, growth and ultimate size of the market for human- computer interaction applications and products generally, and applications and products incorporating Fonix's technologies and the
applications   and  products  of  its  HealthCare   Solutions  and   Interactive
Technologies Solutions Groups specifically. Applications and products incorporating Fonix's technologies will compete with more conventional means of information processing such as data entry, access by keyboard or touch-tone phone or professional dictation services. Fonix believes that there is a substantial potential market for applications and products incorporating advanced human- computer interface technologies including speech recognition, speech synthesis, speech compression, speaker identification and verification, handwriting recognition, pen and touch screen input and natural language understanding. Nevertheless, such a market for Fonix's technologies or for products incorporating Fonix's technologies may never develop to the point that profitable operations can be achieved or sustained.

COMPETITION FROM OTHER INDUSTRY PARTICIPANTS AND RAPID TECHNOLOGICAL CHANGE COULD IMPEDE FONIX'S ABILITY TO ACHIEVE PROFITABLE OPERATIONS.

The computer hardware and software industries are highly and intensely competitive. In particular, the human computer interaction market sector and specifically the speech recognition, computer voice and communications industries are characterized by rapid technological change. Competition in the market sector of human-computer interaction technology is based largely on marketing ability and resources, distribution channels, technology and product superiority and product service and support. The development of new technology or material improvements to existing technologies by Fonix's competitors may render Fonix's technologies less attractive or even obsolete. Accordingly, the success of Fonix will depend upon its ability to continually enhance its technologies and interactive and health care solutions and products to keep pace with or ahead of technological developments and to address the changing needs of the marketplace. Some of Fonix's competitors have greater experience in developing, manufacturing and marketing human computer interface technologies, applications and products, and some have far greater financial and other resources than Fonix, or its potential licensees and co-developers, as well as broader name-recognition, more-established technology reputations, and mature distribution channels for their products and technologies. Barriers to entry in the software industry are low, and as the market for various human computer interaction products expands and matures, Fonix expects more entrants into this already competitive arena.

FONIX'S INDEPENDENT PUBLIC ACCOUNTANTS HAVE INCLUDED A "GOING CONCERN" PARAGRAPH IN THEIR AUDIT REPORTS FOR 1998, 1997 AND 1996.

The auditors' reports for Fonix's financial statements for fiscal years 1998, 1997 and 1996 include an explanatory paragraph regarding substantial doubt about Fonix's ability to continue as a going concern. This may have an adverse effect on the Company's ability to obtain financing.

THE COMPANY'S SHARE PRICE AND FINANCIAL CONDITION MAY RESULT IN A FAILURE TO CONTINUE TO MEET THE NASDAQ STOCK MARKET LISTING REQUIREMENTS.

To maintain its stock listing on the Nasdaq SmallCap Market, Fonix is subject to certain maintenance standards. One such maintenance standard is that Fonix common stock must have a minimum bid price of $1 per share. Fonix will be deemed to be in violation of this particular requirement if the bid price of Fonix common stock is less than $1 for a period of 30 consecutive business days. Thereafter, upon receipt of a notice from the Nasdaq SmallCap Market regarding such failure, Fonix would have a period of 90 calendar days from receipt of such notification to achieve compliance with the listing requirement. Fonix would be deemed to be in compliance with the standard if the bid price of the Fonix common stock was $1 or more for a minimum of 10 consecutive business days during such 90 day period. Fonix has not received any notification from the Nasdaq SmallCap Market that the Fonix common stock will be delisted from the Nasdaq SmallCap Market. During the last half of 1998, and continuing to the present date, Fonix common stock has traded at levels that have periodically been less than $1 per share. If the Fonix common stock were to be delisted from the Nasdaq SmallCap Market, it would likely continue to be traded in the over-the-counter market. Nevertheless, such delisting could adversely affect the prevailing market price of the common stock or the general liquidity of an investment in Fonix common stock. A delisting would be deemed an event of default under the rights and preferences of its outstanding series of preferred stock, the terms and conditions of the Debentures and the terms of its agreement for the sale of common stock entered into in December 1998.

FONIX'S OPERATIONS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED BY FONIX'S FAILURE OR INABILITY TO PROTECT ITS INTELLECTUAL PROPERTY OR IF FONIX'S TECHNOLOGIES ARE FOUND TO INFRINGE THE INTELLECTUAL PROPERTY OF A THIRD PARTY.

Dependence on proprietary technology

Fonix's success is heavily dependent upon proprietary technology. On June 17, 1997, the United States Patent and Trademark Office issued U.S. Patent No. 5,640,490 entitled "A User Independent, Real-time Speech Recognition System and Method." The patent has a 20-year life running from the November 4, 1994 filing date, and has been assigned to Fonix. This patent covers certain elements of the Fonix ASRT. Fonix has acquired other patents and has filed additional patent applications. In addition to its patents, Fonix relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Such means of protecting Fonix's proprietary rights may not be adequate because such laws provide only limited protection. Despite precautions that Fonix takes, it may be possible for unauthorized third parties to duplicate aspects of the Fonix technologies or the current or future products or technologies of its business units or to obtain and use information that Fonix regards as proprietary. Additionally, Fonix's competitors may independently develop similar or superior technology. Policing unauthorized use of proprietary rights is difficult, and some non-U.S. laws do not protect proprietary rights to the same extent as United States laws. Litigation periodically may be necessary to enforce Fonix's intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others. Fonix presently is prosecuting an infringement action brought by Articulate against Apple Computer, which action is now pending in federal court in Boston, Massachusetts. Such litigation often results in substantial costs and diversion of management resources and could materially adversely affect Fonix's business, operating results, and financial condition. The Company has agreed to pledge the ASRT patent as additional security for the repayment of the Company's Debentures. While the Company has not executed a pledge agreement in favor of the holders of the Debentures, it may be required to do so in the future. A breach of the Company's obligations under such Debentures could result in a loss of the Company's control of or rights under the patent.

Risks of infringement

Fonix is not aware and does not believe that any of its technologies or products infringe the proprietary rights of third parties. Nevertheless, third parties may claim infringement with respect to its current or future technologies or products or products manufactured by others and incorporating Fonix's technologies. Fonix expects that participants in the human- computer interaction industry increasingly will be subject to infringement claims as the number of products and competitors in the industry grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause development delays, or require Fonix to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. As a result, infringement claims could have a material adverse affect on Fonix's business, operating results, and financial condition.

SOME MATTERS AFFECTING FONIX EFFECTIVELY COULD BE DETERMINED BY A CONTROLLING SHAREHOLDER.

Thomas A. Murdock, a director, the Chief Executive Officer and a founding shareholder of Fonix, is the trustee of a voting trust into which is deposited approximately 33% of Fonix's common stock, based on the number of shares outstanding as of April 9, 1999. This concentration of voting power in a single individual could allow Mr. Murdock to control certain matters as to which the Fonix shareholders are asked to vote. Such concentrated share ownership also may prevent or discourage potential bids to acquire Fonix unless the terms of the acquisition are approved by Mr. Murdock.

FONIX IS SUBJECT TO THE RISK THAT CERTAIN KEY PERSONNEL, ON WHOM FONIX DEPENDS, IN PART, FOR ITS OPERATIONS, WILL CEASE TO BE INVOLVED WITH FONIX.

Fonix is dependent on the knowledge, skill and expertise of several key scientific employees and independent contractors, including John A. Oberteuffer, Ph.D., Dale Lynn Shepherd, Ivan Mimica, R. Brian Moncur, Tony R. Martinez, Ph.D., and Caroline Henton, Ph.D., and its executive officers, Thomas A. Murdock and Roger D. Dudley. The loss of any of the key personnel listed above could materially and adversely affect Fonix's future business efforts. Fonix has taken reasonable steps to protect its intellectual property rights including obtaining non-competition and non-disclosure agreements from all of its employees and independent contractors. However, if one or more of Fonix's key scientific or executive employees or independent contractors resigns from Fonix to join a competitor, to the extent not prohibited by such person's non-competition and non-disclosure agreement, the loss of such personnel and the employment of such personnel by a competitor could have a material adverse effect on Fonix. Fonix does not presently have any key man life insurance on any of its employees.

RISKS ASSOCIATED WITH PENDING LITIGATION COULD ADVERSELY AFFECT FONIX.

The Company is party to certain  litigation as described  more  particularly  in
Part I, Item 3 of this Report. An adverse ruling or judgment against the Company in any of such actions may have a material adverse effect on the Company's business, results of operations or financial condition.

YEAR 2000 PROBLEMS COULD ADVERSELY AFFECT FONIX.

Many computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems will need to be upgraded or replaced in order to comply with such Year 2000 requirements. Fonix is subject to the risk that problems encountered with Year 2000 issues, either in its internal systems, technologies and products, or in external systems could adversely affect its operations and financial condition.

In the ordinary course of its business, Fonix tests and evaluates its technologies and software and hardware products. Fonix believes that its technologies and products generally are Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of such technologies or products with respect to four digit date dependent data or the ability of such products to correctly create, store, process, and output information related to such data. However, Fonix may learn that certain of its technologies or products do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage, and manipulation of data involving dates. In addition, Fonix has warranted or expects to warrant that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of its technologies or products with respect to four digit date dependent data or the ability to create, store, process, and output information related to such data. If the end users of any of Fonix's technologies or products experience Year 2000 problems, those persons could assert claims for damages.

Fonix uses third-party equipment and software that may not be Year 2000 compliant. Fonix is presently conducting a review of key products provided by outside vendors to determine if their products are Year 2000 compliant. Although that process is not yet completed, Fonix presently believes that all software provided by third parties that is critical to its business is Year 2000 compliant. Fonix expects to complete its review of all internal systems for Year 2000 compliance by June 30, 1999. If this third-party equipment or software does not operate properly with regard to the Year 2000 issue,

Fonix may incur unexpected expenses to remedy any problems. Such costs may materially adversely affect Fonix's business, operating results, and financial condition. In addition, if Fonix's key systems, or a significant number of its systems, fail as a result of Year 2000 problems Fonix could incur substantial costs and disruption of its business. Fonix may also experience delays in implementing Year 2000 compliant software products. Any of these problems may materially adversely affect Fonix's business, operating results or financial condition.

In addition, the purchasing patterns of Fonix's licensees, potential licensees, customers and potential customers may be affected by Year 2000 issues. Many companies are expending significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to license Fonix technologies or to purchase other Fonix products. This may adversely affect Fonix's business, operating results, and financial condition.

OTHER DEMANDS ON MANAGEMENT COULD ADVERSELY AFFECT FONIX.

In addition to occupying positions as the Company's Chairman of the Board of Directors, Chief Executive Officer and President, and Executive Vice President, respectively, Messrs. Stephen M. Studdert, Thomas A. Murdock and Roger D. Dudley are executive officers and owners of Studdert Companies Corp. ("SCC"), an international investment, finance and management firm based in Salt Lake City, Utah. SCC engages in a variety of commercial activities unrelated to the Company. Mr. Studdert recently resigned his position as Chief Executive Officer, and Mr. Murdock replaced Mr. Studdert as Chief Executive Officer of the Company. Further, in addition to serving as Vice President, Technology for the Company, Dr. John A. Oberteuffer is the sole shareholder and President of Voice Information Associates, Inc. ("VIA"), a company which publishes ASRNews, and provides marketing consulting and other related services to other ASR companies, groups and associations. Under the terms of his employment agreement with Fonix, executed in February 1998, Dr. Oberteuffer is not required to devote more than 4 days per week to the business of Fonix. Although the Company anticipates that Dr. Oberteuffer can fully discharge all of his duties and responsibilities to the Company by working 4 days per week, the Company has no comparable prior experience with such an arrangement. There can be no assurance that the outside activities of Messrs. Murdock, Dudley or Oberteuffer, in connection with SCC, VIA or otherwise, will not materially impede their ability to perform as executive officers of the Company, in which case the Company's operations and financial condition could be adversely affected.

THE MARKET PRICE OF FONIX'S COMMON STOCK IS EXTREMELY VOLATILE.

The trading price of the Company's common stock has been characterized by wide fluctuations and the common stock must be considered a speculative investment. Persons should not invest in Fonix common stock unless they can bear the economic risks thereof, including the possibility of losing their entire investment. Fonix believes that factors such as announcements of developments related to the Company's business, announcements by competitors, the issuance of patents, financings, and other factors have caused the price of the Company's stock and its trading volume to fluctuate, in some cases substantially, and could continue to do so in the future. In addition, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market price for many technology companies and that have often been unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's common stock. The trading prices of many technology companies' stocks are at or near their historical highs, and reflect price/earnings ratios substantially above historical norms. In the Company's case the absence of revenues from operations before February 1998 indicates that the market price of the Company's common stock fluctuates as a result of highly speculative factors. In addition, the Company has issued debt and equity securities convertible to common stock. The conversion features of these securities are adjusted based on the market price of the Company's common stock and conversion is likely to occur at times when the price for the common stock is low, resulting in the issuance of a greater number of shares of common stock and increasing, sometimes significantly, the dilution experienced by the Company's shareholders. Such conversions, or the possibility of the significant dilution that may be experienced as a result of such conversions, is also a factor contributing to the volatility of the market price of the Company's common stock.

ITEM 2.   PROPERTIES

The Company owns no real property. Commencing in October 1996, the Company leased a 25,600 square foot facility in Draper, Utah, from an unaffiliated third party at which it conducts its principal scientific research and development activities and operates its Interactive Technologies Solutions Group. The Company's lease of that facility is for a term of 8 years. Provided that the Company is not in default under the lease, the Company has the option to extend the lease for 5 additional years. The average base monthly lease payment over the 8-year life of the lease for that facility is $28,389.

In addition to the Draper facility, the Company sub-leases office space on a month-to-month basis at market rates for its corporate headquarters and administrative operations in Salt Lake City, Utah, from SCC. SCC is owned and controlled by three individuals who are executive officers and directors of the Company. [See "Certain Relationships and Related Transactions," and "Security Ownership of Certain Beneficial Owners and Management"]. The three executive officers of the Company have personally guaranteed this lease in favor of SCC's landlord. The base monthly rental for the sub-leased space during 1998 was approximately $10,369, plus reimbursable direct expenses for the use of telephone, facsimile, photocopy and other business equipment. The Company anticipates continuing the month-to-month sublease agreement with SCC for 1999 whereby the Company will pay the actual monthly rental and common area fees incurred by SCC.

The Company also leases approximately 10,000 square feet of office space in Cupertino, California. The lease on this space is for 5 additional years, with rent of $24,412 per month. The Company is presently seeking to sublease all or part of this space. In the event the Company can sublease all of the space, it will seek to relocate its operations in California to a smaller facility.

The Company leases approximately 16,810 square feet of office space in Woburn, Massachusetts, at which it conducts the operations of its Health Care Solutions Group. This lease extends through November 1999, and monthly rents are $22,343. The Company intends to negotiate an extension of the term of this lease for at least one year or locate comparable space in the greater Boston area.

The Company believes that the facilities described above are adequate for its current needs.


ITEM 3.   LEGAL PROCEEDINGS

The Polomba Action

On July 9, 1998, the Company settled a case brought by a shareholder of the Company against certain directors of the Company and K.L.S. Enviro Resources, Inc. ("KLSE"), a third party affiliated with certain of the director-defendants. Pursuant to the settlement, the Company has received warrants to purchase 583,000 shares of KLSE common stock at a purchase price of $0.40 per share.

The J&L Action

On March 11, 1998 an action (the "J&L Action) was filed against the Company in the Supreme Court of the State of New York for the County of New York by Jesup & Lamont Securities Corporation ("J&L"). The J&L Action alleged that the Company was obligated to pay a fee in excess of $1,200,000 plus 30,000 shares of the Company's restricted common stock in connection with the March 1998 Offering. In September 1998, the J & L Action was settled and dismissed with prejudice upon payment of $385,000 by the Company to J&L.

The Clarke Action

On August 28, 1998, John R. Clarke ("Clarke") and Perpetual Growth Fund ("Perpetual Growth"), a company Clarke's spouse purportedly owns, commenced an action against the Company in federal court for the Southern District of New York. Clarke and Perpetual Growth assert claims for breach of contract relating to certain financing the Company received during 1998. Specifically, Clarke and Perpetual Growth allege that they entered into a contract with the Company under which the Company agreed to pay them a commission of 5% of all financing provided to the Company by Southridge Capital Management or its affiliates. Clarke and Perpetual Growth claim that they are entitled to commissions with respect to approximately $3,000,000 of equity financing to the Company in July and August 1998, and the Company's offerings of Series D and Series E (totaling together $12,000,000) in August and September 1998.

The Company believes that the Clarke lawsuit is without merit. The Company filed a motion to dismiss based upon the court's lack of personal jurisdiction over the Company. The court granted the Company's motion to dismiss, but Clarke and Perpetual have appealed the New York court's decision that it lacks jurisdiction over the Company. On November 9, 1998, the Company filed an action in the United States District Court for the Central District of Utah, against Clarke and Perpetual seeking a declaratory judgment that the Company is not obligated to Clarke or Perpetual. Clarke and Perpetual have sought to have this action dismissed, but the Utah court has not yet ruled on their motion. However, Clarke and Perpetual Growth could prevail in the lawsuit, in which case the Company may be required to pay significant amounts of money damages or other amounts awarded by the court. At a minimum, the ongoing nature of this action will result in some diversion of management time and effort from the operation of the business, as well as additional legal fees and related costs and expenses.

The Papyrus Actions

On February 26, 1998, the Company filed an action against Papyrus in the United States District Court for the District of Utah, Central Division (the "Utah Action"). In the Utah Action, the Company alleged claims for misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and rescission. On March 11, 1999, three of the former shareholders of Papyrus filed an action against the Company in the United States District Court for the District of Massachusetts (the "First Massachusetts Action"), alleging a default under the terms of the promissory notes issued to them in connection with the Papyrus Acquisition. On April 8, 1999, a fourth former Papyrus shareholder filed an action against the Company in the United States District Court for the District of Massachusetts (the "Second Massachusetts Action") alleging a default under the terms of the promissory notes issued to him in connection with the Papyrus Acquisition and seeking additional remedies including violation of Massachusetts unfair and deceptive acts and practices statutes and copyright infringement. The Company has entered into agreements with the four former Papyrus shareholders for dismissal of the First and Second Massachusetts Actions and the Utah Action upon payment to the former shareholders of $1,122,209 (the "Settlement Payment") an amount equal to approximately 73% of the balance due them under the notes issued to them in the Papyrus Acquisition, and return for cancellation by the Company of 970,586 shares of restricted common stock issued to them in the Papyrus Acquisition. This represents approximately 30% of the total number of the Company's common stock originally issued to these shareholders in the Papyrus Acquisition. The Company must pay the Settlement Payment before May 16, 1999. If it does not, the Company and the four former Papyrus shareholders are free to pursue their respective claims in the Utah Action and the First and Second Massachusetts Actions.

The Apple Litigation

In February 1995, Articulate received a patent (the "303 Patent") for a product that would allow users of Apple Macintosh computers to use voice commands for certain computer control commands. Soon after the 303 Patent issued, Articulate notified Apple that its "PlainTalk" product infringed the 303 Patent. When Apple ignored Articulate's notice, Articulate sued Apple in the United States District Court for the District of Massachusetts. Apple responded to the suit by suing Articulate and Dragon Systems, Inc. in California. The California suit against Articulate and Dragon Systems has now been dismissed. The Company acquired Articulate's claims against Apple in the Articulate acquisition. The Company has completed discovery in the action pending in Massachusetts and is awaiting the scheduling of trial.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Fonix common stock is listed on the Nasdaq SmallCap Market under the trading symbol FONX. The following table shows the range of high and low sales price information for the Company's common stock as quoted on Nasdaq for the four quarters of calendar 1998 and 1997. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                         Calendar Year 1998                 Calendar Year 1997
                         ------------------                 ------------------
                       High              Low              High              Low
                       ----              ---              ----              ---

     First Quarter    $ 6.50            $ 3.50            $ 9.00           $7.13
     Second Quarter   $ 6.34            $ 3.00            $ 8.75           $6.50
     Third Quarter    $ 4.00            $ 1.12            $ 7.44           $6.50
     Fourth Quarter   $ 2.63            $ 0.94            $ 7.00           $2.88


As of April 9, 1999, there were 7,064,495 shares of Fonix common stock outstanding, held by 239 holders of record and approximately 5,100 beneficial holders. This number of beneficial holders represents an estimate of the number of actual holders of the Company's stock, including beneficial owners of shares held in "nominee" or "street" name. The actual number of beneficial owners is not known to the Company.

The Company has never declared any dividends on its common stock and it is expected that earnings, if any, in future periods will be retained to further the development and sale of the Company's human-computer interaction technologies and products. No dividends can be paid on the common stock of the Company until such time as all accrued and unpaid dividends on the Company's preferred stock have been paid.

                 Recent Sales of Unregistered Equity Securities

During fiscal year 1998, the Company issued a total of 59,814 restricted shares of common stock to various third parties in payment for services rendered under consulting and other agreements. The shares were issued pursuant to and in reliance on exemptions from registration under the Securities Act of 1933, as amended (the "1933 Act"), particularly pursuant to Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The value of the shares issued in these transactions, based on the fair market value of the shares on the several dates of issuance was approximately $151,119 or an average of approximately $2.53 per share. More detail concerning these transactions is included below.

On February 24, 1998, the Company issued 24,814 shares of common stock to an unaffiliated entity as payment for certain intellectual property. The Company issued such shares without registration under the 1933 Act in reliance on
Section 4(2). Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

On March 5, 1998, the Company issued 80,000 shares of common stock to unaffiliated individuals upon the exercise of warrants at a per share price of $2.00. The Company issued such shares without registration under the 1933 Act in reliance on Section 4(2) or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

On March 12, 1998, the Company issued 3,333,333 shares of common stock to seven institutional investors under the terms of the March 1998 Offering. The consideration received by the Company for these shares was $15,000,000 ($4.50 per share). In connection with the sale of those shares, the investors acquired "reset" rights obligating the Company to issue to them additional shares of common stock (the "Reset Shares") for no additional consideration if the average market price of the Company's common stock for the 60 day period preceding July 27, 1998, did not equal or exceed $5.40 per share. The Company issued such shares without registration under the 1933 Act in reliance on Section 4(2) or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

On March 13, 1998, the Company issued 100,000 shares of common stock to unaffiliated individuals upon the exercise of warrants. The exercise price was $0.50 per share. The Company issued such shares without registration under the 1933 Act in reliance on Section 4(2) or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

On March 13, 1998, the Company issued 2,692,216 shares of common stock to various shareholders of AcuVoice. as part of the consideration for the AcuVoice Acquisition. The common stock was valued at $6.31 per share. The Company issued such shares without registration under the 1933 Act in reliance on Section 4(2) or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

On April 16, 1998, the Company issued 10,000 shares of common stock to a non-employee director upon the exercise of warrants at a price of $.50 per share. The Company issued such shares without registration under the 1933 Act in reliance on Section 4(2). Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

On May 7, 1998, the Company issued 40,000 shares of common stock at a price of $2.00 per share to an unaffiliated entity upon the exercise of warrants. The Company issued such shares without registration under the 1933 Act in reliance on Section 4(2) or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

On June 12, 1998, the Company issued options to purchase 100,000 shares of common stock at an exercise price of $3.75 per share to an unaffiliated entity as partial payment for professional services to be rendered by such entity. The Company issued such shares without registration under the 1933 Act in reliance on Section 4(2) or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

On June 23, 1998, the Company issued 35,000 shares of common stock at $6.00 per share to an unaffiliated person upon the exercise of options. The Company issued such shares without registration under the 1933 Act in reliance on Section 4(2) or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

On June 29, 1998, the Company issued 444,444 shares of common stock as part of the March 1998 Offering upon the payment by some of the investors in the March 1998 Offering of $2,000,000. The Company issued such shares without registration under the 1933 Act in reliance on Section 4(2) or Regulation D. Such shares of common stock were issued as restricted stock, but were covered, as of the date of their issuance for public resales by the investors, by an effective registration statement filed with the Securities and Exchange Commission ("SEC").

On August 7, 1998, the Company issued 222,222 shares of common stock as part of the March 1998 Offering upon the payment by some of the investors in the March 1998 Offering of $1,000,000. The Company issued such shares without registration under the 1933 Act in reliance on Section 4(2) or Regulation D. Such shares of common stock were issued as restricted stock, but were covered, as of the date of their issuance for public resales by the investors, by an effective registration statement filed with the SEC.

On August, 31, 1998, the Company issued 1,390,476 shares of common stock for (i) the relinquishment of the rights of the investors in the March 1998 Offering to receive Reset Shares in connection with $3,000,000 received in June and August 1998, and (ii) a financing cost in connection with the issuance of 500,000 shares of Series D preferred stock. The Company issued such shares without registration under the 1933 Act in reliance on Section 4(2) or Regulation D. Such shares of common stock were issued as restricted stock, but were covered, as of the date of their issuance for public resales by the investors, by an effective registration statement filed with the SEC.

Also on August 31, 1998, the Company issued an aggregate of 1,108,334 shares of Series D to various unaffiliated institutional investors for the payment of $10,000,000 and the relinquishment of investors' contractual right to receive Reset Shares in connection with $15,000,000 received in March 1998. Subsequently, on November 13, 1998, the

Company issued 50,000 additional shares of Series D preferred stock in considerations of $1,000,000 of additional investment. The Company issued the Series D shares without registration under the 1933 Act in reliance on Section 4(2) or Regulation D. The Series D shares were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

On September 2, 1998, the Company issued 5,140,751 shares of common stock to various shareholders of Articulate as part of the consideration for the Articulate acquisition. The common stock was valued at $1.63 per share. The Company issued such shares without registration under the 1933 Act in reliance on Section 4(2) or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

On September 30, 1998, the Company issued an aggregate of 250,000 shares of Series E to various unaffiliated institutional investors in exchange for the payment of $2,000,000 which was received in October 1998 and 150,000 shares of Series D that were tendered in exchange for 150,000 shares of Series E. The Company issued the Series E shares without registration under the 1933 Act in reliance on Section 4(2) or Regulation D. The Series E shares were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

On October 29, 1998, the Company issued a total of 3,111,114 shares of common stock to the Papyrus shareholders as part of the consideration for the Papyrus Acquisition. The common stock was valued at $1.17 per share. The Company issued such shares without registration under the 1933 Act in reliance on Section 4(2) or Regulation D. Such shares of common stock were issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

On November 13, 1998, the Company sold 50,000 additional shares of Series D to the investors who had purchased under the August 31, 1998 agreement, on the same terms and conditions as the August 31, 1998 agreement.

On December 22, 1998, the Company issued 1,801,802 shares of common stock, together with a corresponding number of Repricing Rights, which entitle the holder thereof to receive additional shares of common stock at the time of exercise of the Repricing Rights, depending upon the prevailing market price of the common stock. The Company issued the common stock and the Repricing Rights without registration under the 1933 Act in reliance on Section 4(2) or Regulation D. The common stock was issued as restricted securities and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

On January 29, 1999, the Company sold Debentures in the aggregate principal amount of $4,000,000 to four investors. The outstanding principal amount of the Debentures is convertible at any time at the option of the holder into shares of Fonix common stock at a conversion price equal to the lesser of $1.25 or 80% of the average of the closing bid price of the Fonix common stock for the five trading days immediately preceding the conversion date. The Company also issued warrants to purchase 400,000 shares of common stock in connection with this financing. The warrants are exercisable at a price of $1.25 per share and have a three year term. On March 3, 1999, the Company executed a Supplemental Agreement with the same four investors, pursuant to which the Company sold another $2,500,000 principal amount of the Debentures on the same terms and conditions as the January 29, 1999 agreement, except no additional warrants were issued. The Company issued all of the Debentures without registration under the 1933 Act in reliance on Section 4(2) or Regulation D. The Debentures were issued as restricted securities and the Debentures were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below is derived from the Company's consolidated statements of operations and balance sheets for the fiscal years ended December 31, 1998, 1997, 1996, 1995 and 1994. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in this Report.




                                                                           For the Year Ended December 31,
                                            ---------------------------------------------------------------------------------------
                                                     1998              1997             1996             1995             1994
                                            ---------------------------------------------------------------------------------------
                                                                     (in thousands, except per share data)
Statement of Operations Data:

Revenues                                      $    2,889,684        $        --       $      --       $       --       $       --

General and administrative expenses               12,612,015         12,947,112       3,530,400        3,553,665        1,339,987

Research and development expenses                 13,620,748          7,066,294       4,758,012        2,704,165        2,522,090

Purchase of in-process research and
  development                                     13,136,000                 --              --               --               --

Loss from operations                            (36,555,423)       (20,013,406)     (8,288,412)      (6,257,830)      (3,862,077)

Other income (expense)                           (6,563,359)        (1,558,678)         458,904         (88,067)         (52,262)

Gain (loss) on extraordinary item                         --          (881,864)              --           30,548               --

Net loss                                        (43,118,782)       (22,453,948)     (7,829,508)      (6,315,349)      (3,914,339)

Basic and diluted net loss per common share            (.91)   $          (0.59)  $         (0.21)$          (0.30)$          (0.28)

Weighted average number of common shares          52,511,185         42,320,188      36,982,610       21,343,349       14,095,000
outstanding

                                                                             As of December 31,
                                    -------------------------------------------------------------------------------------

                                          1998             1997             1996             1995             1994
                                    -------------------------------------------------------------------------------------
                                                                       (in thousands)
Balance Sheet Data:

Current assets                       $20,715,206       $ 21,148,689     $ 23,967,601       $ 7,912,728     $ 2,150,286

Total assets                          61,989,927          22,894,566       25,331,270         7,984,306       2,150,286

Current liabilities                   35,394,181          20,469,866       19,061,081         6,674,572       4,117,995

Long-term debt, net of current
  portion                                     --              52,225               --                --              --

Stockholders' equity (deficit)        24,765,746           2,372,475        6,270,189         1,309,734      (1,967,709)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION
ENTITLED "FACTORS AFFECTING FUTURE OPERATING RESULTS" AND UNDER THE HEADING "CERTAIN SIGNIFICANT RISK FACTORS" IN ITEM 1 PART i OF THIS REPORT, ABOVE.

Overview

Fonix is a development-stage company engaged in scientific research and development of proprietary automated speech recognition and related technologies ("ASRT") comprised of components which may be licensed in whole or in part to third parties. The Company has completed the Core Technologies related to the ASRT such that they are available for third-party licensing and co-development. In November 1997, the Company entered into an agreement with the semiconductor unit of Siemens AG pursuant to which the Company and Siemens agreed to pursue research and development of certain technologies related to the ASRT and the commercialization of such technologies for the telecommunications industry through a strategic alliance. Pursuant to the terms of the Siemens agreement, the Company and Siemens entered into the First Statement of Work and License Agreement pursuant to which Siemens paid the Company a license fee for the development and production of Fonix ASRT in integrated circuits suitable for certain telecommunications applications. Under the Siemens agreement, Fonix received its first revenue associated with the ASRT in 1998. On October 14, 1997, the Company entered into a Master Technology Collaboration Agreement (the "OGI Agreement") with the Oregon Graduate Institute of Science and Technology ("OGI") pursuant to which the Company and OGI have agreed to pursue research and development of certain ASRT. Under the terms of the first Statement of Work entered into pursuant to the OGI Agreement, the parties are collaborating on advanced automated speech recognition applications for entry in the 1999 DARPA competition. The OGI Agreement contemplates that the Company and OGI will enter into other agreements to pursue research and development of certain technologies related to the ASRT, although there can be no assurance that such additional agreements will be entered into by the Company and OGI. In 1998, the Company entered into a similar arrangement with Brigham Young University.

Other than the arrangements with Siemens, OGI, and Brigham Young University, the Company has no licensing or co- development agreements with any third party for its ASRT. Other than the non-refundable license fee paid by Siemens, the Company has received no revenue to date with respect to the ASRT. Fonix presently anticipates that any products incorporating the Company's Core Technologies would be manufactured and marketed by such third party licensees and co-development and strategic alliance partners such as Siemens and therefore has no plans to manufacture products incorporating the ASRT for the foreseeable future. There can be no assurance that the Company will be able to license its Core Technologies or enter into additional co-development or strategic alliance agreements.

In March 1998, the Company expanded its suite of human-computer interaction technologies by acquiring the award-winning voice synthesis technologies of AcuVoice. The business operations previously conducted by AcuVoice are now part of the Company's Interactive Technologies Solutions Group, which also includes the Company's previously developed Core Technologies. During the year ended December 31, 1998, the Company received in the aggregate, $236,586 in revenue from licensing or sale of the AcuVoice technologies.

In September 1998, the Company acquired Articulate, a developer of leading voice recognition and systems software for specialized applications in the health care industry. The business operations previously conducted by Articulate are now conducted by the Company's HealthCare Solutions Group based in Woburn, Massachusetts. During the year ended December 31, 1998, the Company received, in the aggregate, $284,960 from sales of the PowerScribe products acquired from Articulate.

In October 1998, the Company acquired Papyrus. Papyrus develops and markets printing and cursive handwriting recognition software for PDAs, pen tablets and mobile phones. The Company operates the business formerly operated by Papyrus as part of its Interactive Technologies Solutions Group in Woburn, Massachusetts. During the year ended December 31, 1998, the Company received, in the aggregate, $0 from licensing of technologies acquired from Papyrus.

The Company markets its previously developed technologies, together with text-to-speech technologies and products acquired from AcuVoice, handwriting recognition technologies and products acquired from Papyrus, and intelligent agent technologies, through its Interactive Technologies Solutions Group. The present marketing direction for the Interactive Technologies Solutions Group is to form relationships with third parties who can incorporate the Company's technologies and the other technologies available to the Interactive
Technologies Solutions Group into their own products or product development efforts. Such relationships may be structured in any of a variety of ways including traditional technology licenses, co-development relationships through joint ventures or otherwise, and strategic alliances. The third parties with whom the Company presently has such relationships and with which it may have similar relationships in the future include participants in the application software, operating systems, computer, microprocessor chips, consumer electronics, automobile, telephony and health care technology industries.

The Company markets its voice recognition and systems software for specialized applications in the health care industry through its HealthCare Solutions Group. The HealthCare Solutions Group presently markets large vocabulary voice recognition software for the rapid capture, transcription and management of clinical information dictated by radiologists and emergency medical physicians. The products now being sold by the HealthCare Solutions Group, including PowerScribeRAD and PowerScribeEM, are marketed to major hospitals and medical centers.

In addition to the transactions involving AcuVoice, Articulate and Papyrus in 1998, the Company also was in negotiations to acquire several other speech technology companies. The Company has now terminated all such acquisition discussions. The Company advanced money to some of those acquisition candidates in anticipation of the completion of an acquisition transaction. The Company presently is pursuing the return of such funds in the aggregate amount of $245,000.

Details of Acquisitions and Valuation Methodologies

During fiscal year 1998, the Company acquired AcuVoice and Articulate. A portion of the consideration paid in each acquisition was for in-process research and development ("IPR&D").

AcuVoice (Acquired March 13, 1998)

At the date of acquisition, AcuVoice was a developer of a speech-synthesizing software system that is capable of translating text into natural sounding speech. Its currently available products include the AcuVoice Speech Synthesizer AV1700 Text Reader and the AcuVoice Speech Synthesizer AV2001 Telephony/Multimedia Interface. These applications are able to read a variety of input text in an American English male voice.

At the date of acquisition, AcuVoice's IPR&D efforts were focused on the continued development and evolution of the next generation of these products. The Company now is working to expand voice capacity to include both a male and female voice, and to expand language capacity to include Japanese, Mandarin Chinese, French, German, and Spanish. In addition to the technological issues resulting from these efforts, the Company also intends to enhance the next generation applications with a stronger text-to-speech engine, sound bank, SAPI 4.0, SDK, and user dictionary; and increased VOX file output, documentation, C++ API and JSAPI. The Company is also developing an ESL product for the Windows 95/Windows NT environments that would have a customized dictionary and sample English sentences, and a highly scalable multi-channel version for applications that would operate in Windows NT/Solaris environments.

The developmental projects at the time of the acquisition were not technologically feasible and had no alternative future use. This conclusion was attributable to the fact that AcuVoice had not completed a working model that had been tested and proven to work at performance levels which were expected to be commercially viable, and that the technologies constituting the projects had no alternative use other than their intended use. The value is attributable solely to the development efforts completed as of the acquisition date. The acquired IPR&D was valued at $9.3 million based on an analysis of forecasted income.

As of the date of acquisition, AcuVoice had invested $3.5 million in the IPR&D identified above. Development of the acquired in-process technology into commercially viable products and services required efforts principally related to the completion of all planning, designing, coding, prototyping, scalability verification, and testing activities necessary to establish that the proposed technologies would meet their design specifications, including functional, technical, and economic performance requirements. Management estimates that approximately $1.0 million will be required over the next 12 months to develop the aforementioned products to commercial viability.

The Company currently estimates that a redeveloped version of its AcuVoice applications will be released within range of the development horizon in terms of date of release and cost to complete anticipated at the date of acquisition. The remaining IPR&D projects are continuing to be developed as anticipated.

Articulate (Acquired September 2, 1998)

Articulate focused on developing and marketing speech recognition and integrated speech-oriented software applications for desk-top and client server-based computer environments. In 1993, Articulate focused on developing large-vocabulary speech applications for the heath care market, with a primary focus on medical records management. In 1995, Articulate began development of PowerScribe, which converts speech into text to create an electronic medical report. The first PowerScribe application focused on the radiology market.

At the date of acquisition, Articulate's IPR&D focused on (1) enhancing its current PowerScribeRAD application to meet the needs of the health care market, and (2) developing products addressing the needs of other health care segments. The next generation of PowerScribeRAD, identified as Version 2.5, will differ from Version 1.0 in that it will have an enhanced tool kit, providing a common set of services including storage and retrieval, and improved voice recognition technology using a different set of language models. In addition, Version 2.5 will also be developed with a new version of SQL. SQL Version 7.0 is significantly improved over Version 6.5 in that it self-administers more effectively and incorporates technology supporting remote access via a virtual connection. Articulate is also developing PowerScribe products for emergency, cardiology, and pathology health care segments.

The developmental projects at the time of the acquisition were not technologically feasible and had no alternative future use. This conclusion was attributable to the fact that Articulate had not completed a working model that had been tested and proven to work at performance levels which were expected to be commercially viable, and that the technologies constituting the projects had no alternative use other than their intended use. The value is attributable solely to the development efforts completed as of the acquisition date. The acquired IPR&D was valued at $3.8 million based on an analysis of forecasted income.

As of the date of acquisition, Articulate had invested $3.4 million in the IPR&D identified above. Development of the acquired in-process technology into commercially viable products and services required efforts principally related to the completion of all planning, designing, coding, prototyping, scalability verification, and testing activities necessary to establish that the proposed technologies would meet their design specifications, including functional, technical, and economic performance requirements. Management estimates that an additional $1.0 million will be required over the next 12 months to develop the aforementioned products to commercial viability.

Of the projects deemed IPR&D, both Radiology 2.5 and Emergency 1.0 achieved technological feasibility and commercial viability subsequent to the acquisition date, within range of the anticipated time of release and cost to complete. The remaining IPR&D projects are continuing to be developed as anticipated.

Valuation Methodology

The valuations of the respective acquired IPR&D included, but were not limited to, an analysis of (1) the market for AcuVoice and Articulate products and technologies; (2) the completion costs for the projects; (3) the expected cash flows attributable to the IPR&D projects; and (4) the risks associated with achieving such cash flows. The assumptions underlying the cash flow projections were derived from investment banking reports, independent analyst reports, Fonix, AcuVoice, and Articulate company records, and discussions with the management of all companies. Primary assumptions such as revenue growth and profitability were compared to indications of similar companies as well as to indications from industry analyst reports, to determine the extent to which these assumptions were supportable. The Company did not assume in its valuation any material change in its profit margins as a result of the acquisitions and did not assume any material increases in selling, general and administrative expenses as a result of the acquisitions. The Company did not anticipate any expense reductions or other synergies as a result of the acquisitions. The basis of the acquisitions was an attempt to enhance the Company's competitive position by offering a broader product line, including applications and functionality based upon the acquired speech recognition and text-to-speech technologies.

The Company does not break down revenues attributable specifically to AcuVoice- and Articulate-derived products. As products are offered both as a suite and as individual applications, Fonix license fees are not necessarily application specific. However, the Company believes that revenues generated to date concur with the assumptions used in the valuation analysis.

Because the Company does not account for expenses by product, it is not possible to determine the actual expenses associated with the technologies acquired from AcuVoice and Articulate. The Company currently believes that expenses associated with completing the purchased IPR&D and integrating the technologies with the Company's existing products are approximately consistent with the Company's estimates used in the analysis and that completion dates for the development projects discussed above concur with projections used at the time of the acquisition. Research and development spending with respect to these offerings is expected to continue at a rate that is consistent with the Company's overall research and development spending. The Company does not believe that the acquisitions resulted in any material changes in its profit margins or in selling, general and administrative expenses. The Company does not believe that it achieved any material expense reductions or synergies as a result of the acquisitions.

The rates utilized to discount the net cash flows to their present value were consistent with the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects. Discount rates of 50% and 60% for AcuVoice and 35% and 40% for Articulate were deemed appropriate for the business enterprises and for the acquired IPR&D, respectively. These discount rates were consistent with the acquired companies' various stages of development; the uncertainties in the economic estimates described above; the inherent uncertainty at the time of the acquisition surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and the inherent uncertainties of the technological advances that were indeterminable at the time of the acquisition.

The forecasts used in valuing the IPR&D were based upon assumptions the Company believed to be reasonable but which were inherently uncertain and unpredictable. For these reasons, actual results may vary from projected results. The Company currently markets the AcuVoice and Articulate acquired and subsequently-developed products.

Results of Operations

1998 Compared to 1997

During fiscal year 1998, the Company recorded revenues of $2,889,684, of which $2,368,138 was a non-refundable license fee from Siemens for which the Company has no further obligation. The remainder of such revenues were from sales and licensing fees related to the PowerScribe dictation and text-to-speech voice synthesis technologies.

During fiscal year 1998, the Company incurred product development and research expenses of $13,620,748, an increase of $6,554,454 over the $7,066,294 incurred in 1997. This increase was due primarily to the addition of product development and research personnel, increased use of independent contractors, equipment, facilities and the operations of AcuVoice and Articulate. The Company anticipates similar or increased product development and research costs as it expands and continues to develop and market the applications and products offered by its HealthCare Solutions and Interactive Technologies Solutions
Groups. Additionally, the Company purchased IPR&D totaling approximately $13,136,000 during fiscal year 1998, in connection with the acquisitions of AcuVoice and Articulate.

Selling, general and administrative expenses remained relatively flat at $12,612,015 and $12,947,112 respectively, for fiscal years 1998 and 1997. Salaries, wages and related costs were $4,163,943 and $2,216,400 for fiscal years 1998 and 1997, respectively, an increase of $1,947,543. This increase is attributable to incentive compensation for continued employment paid to employees of Articulate of $857,000, and to increases in personnel from recent acquisitions. Legal and accounting expenses increased $1,234,178 and depreciation and amortization increased $2,629,956. The $2,629,956 increase in depreciation and amortization is primarily attributable to the amortization of intangible assets acquired in connection with the acquisitions of AcuVoice and Articulate. Additionally, consulting and outside services decreased by $6,740,619.

The Company  incurred  losses from  operations of  $36,555,423  and  $20,013,406 during fiscal years 1998 and 1997,  respectively.  The  significant  increase in losses from operations is primarily due to purchased IPR&D charges of $13,136,000 associated with the acquisitions of AcuVoice and Articulate. The Company anticipates that its investment in ongoing scientific product development and research will continue at present or increased levels for at least the remainder of fiscal year 1999 assuming availability of working capital.

Net other expense was $6,563,359 for the year ended December 31, 1998, an increase of $5,004,681 over the previous year. This increase was primarily due to a $6,111,577 expense recorded in connection with the settlement of a reset provision associated with a private placement of the Company's common stock (see Liquidity and Capital Resources). This increase was offset in part by a reduction in interest expense of $1,231,182 from the previous year, primarily due to extinguishment of certain debt instruments during the year ended December 31, 1998.

1997 Compared to 1996

Prior to March 1997, the Company conducted its scientific research and development activities through Synergetics, Inc. ("Synergetics"), pursuant to product development and assignment contracts (collectively the "Synergetics
Agreement"). Synergetics provided personnel and facilities and the Company financed scientific research and development of the ASRT on an as-required basis. There was no minimum requirement or maximum limit with respect to the amount of funding the Company was obligated to provide to Synergetics under the Synergetics Agreement, and the Company was obligated to use its best efforts in raising all of the necessary funding for the development of the ASRT. Synergetics submitted pre-authorized work orders and budgets, which were then reviewed and approved by the Company. All funds paid to Synergetics have been accounted for by the Company as research and development expense. Under the Synergetics Agreement, the Company had also agreed to pay a royalty to
Synergetics equal to 10% of revenues from sales of the ASRT or products incorporating the ASRT (the "Royalty"). On March 13, 1997, the Company and
Synergetics reached an agreement in principle to modify the Synergetics Agreement with regard to the development and assignment of the Company's ASRT. On April 6, 1998, the Company and Synergetics entered into a Royalty
Modification Agreement, under which the Company agreed, subject to its compliance with applicable securities laws, to make an offer to exchange common stock purchase warrants having an exercise price of $10 per share for the Project Shares at the rate of one warrant to purchase 800 shares of the Company's common shares for each Project Share. The warrants, if and when issued, will not be exercisable until the earlier of (1) the date the Company's common stock has traded for a period of 15 consecutive trading days at a minimum of $37.50 per share or (2) September 30, 2000. The offer of warrants to holders of Project Shares cannot be made by the Company until a registration statement covering the total number of warrants issuable upon the exercise of the warrants has been declared effective by the Securities and Exchange Commission. Upon the tender to the Company of any Project Shares a corresponding percentage of the Royalty will be canceled.

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

Due to the lack of revenues and significant research and development and general and administrative expenses, the Company has incurred losses from operations since inception totaling $40,183,963, of which $20,013,406 and $8,288,412 were incurred in the years ended December 31, 1997 and 1996, respectively. The Company anticipates that its investment in ongoing scientific research and development of the ASRT and related artificial intelligence and compression/decompression technologies will continue at present or increased levels.

Net other expense was $1,558,678 for the year ended December 31, 1997, an increase of $2,017,582 over the previous year. This increase was due primarily to expenses associated with the issuance of convertible debentures and warrants. In addition, the Company drew down its line of credit to fund its operations, thereby investing smaller amounts of cash reserves which decreased interest income and increased interest expense.

The Company converted debentures in the amount of $2,150,000 and related accrued interest of $28,213 by issuing 108,911 shares of Series B Preferred Stock. In connection with the extinguishment of the debentures and the issuance of Series B Preferred Stock, the Company expensed unamortized prepaid financing costs in the amount of $220,014 as a loss on extinguishment of debt. In connection with this extinguishment, the Company issued a warrant to purchase up to 175,000 shares of common stock. The Company recorded the fair value of the warrant of $661,850 as an additional loss on extinguishment of debt.

Liquidity and Capital Resources

The Company must raise additional funds to be able to satisfy its cash requirements during the next twelve months. The scientific research and development, corporate operations and marketing expenses will continue to require additional capital. In addition, the Company's recent acquisitions of AcuVoice, Articulate, and Papyrus place further requirements on the Company's limited cash resources. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements until such time as the Company is able to enter into additional acceptable third party licensing or co-development arrangements such that it will be able to finance ongoing operations out of license, royalty and sales revenue. There can be no assurance that the Company will be able to enter into such agreements. Furthermore, the issuance of equity securities or other securities which are or may become convertible to the equity securities of the Company in connection with such financing (or in connection with acquisitions) would result in dilution to the stockholders of the Company which could be substantial.

The Company had negative working capital of $14,678,975 at December 31, 1998, compared to positive working capital of $678,823 at December 31, 1997. The current ratio was 0.59 at December 31, 1998, compared to 1.03 at December 31, 1997. Current assets increased by $433,483 to $20,715,206 from December 31, 1997 to December 31, 1998. Current liabilities increased by $14,924,315 to $35,394,181 during the same period. The decrease in working capital from December 31, 1997, to December 31, 1998, was primarily attributable to an increase in notes payable associated with the acquisition of Articulate and increases in accounts payable, notes payable of $857,000 as incentive compensation to Articulate employees to ensure continued employment, and accrued liabilities due to minimal available cash. Total assets were $61,989,927 at December 31, 1998, compared to $22,894,566 at December 31, 1997.

From its inception, the Company's principal source of capital has been private and other exempt sales of the Company's debt and equity securities. During the year ended December 31, 1998, the Company issued 22,542,407 shares of common stock. Of such shares, 7,192,078 shares were issued in connection with three private placements (see below), 10,944,081 shares were issued in connection with the acquisitions of AcuVoice, Articulate and Papyrus, 4,081,234 shares were issued upon the conversion of preferred stock and related dividends, 265,000 shares were issued upon the exercise of previously granted warrants and options, 35,000 shares were issued for loan structuring advice and 24,814 shares were issued for the purchase of a patent. For the years ended December 31, 1998 and 1997, respectively, private and other exempt sales of the Company's debt and equity securities resulted in net cash proceeds of $33,693,981 and $11,844,424.

In January 1998, 27,500 shares of Series B Convertible Preferred Stock and related dividends were converted into 193,582 shares of common stock. At December 31, 1998, no shares of Series B Convertible Preferred Stock were outstanding.

During the first quarter of 1998, 185,000 shares of Series C Convertible Preferred Stock and related dividends were converted into 1,295,919 shares of the Company's common stock. At December 31, 1998, no shares of Series C Convertible Preferred Stock were outstanding.

On March 12, 1998, the Company the March 1998 Offering of its restricted common stock to seven accredited investors. $15,000,000 was received by the Company on March 12, 1998, in return for which the Company issued a total of 3,333,333 shares of restricted common stock and paid finders' fees of $870,000. The investors agreed to purchase an additional $15,000,000 on July 27, 1998 (60 days after the effectiveness of a registration statement that the Company filed with the SEC covering the common stock issued and issuable to the investors) (the "Second Funding Date"), provided that, as of such date, certain conditions were satisfied. Certain conditions precedent to receiving the additional funding were not met as of the Second Funding Date. In separate transactions in June and August 1998, certain investors paid to the Company $3,000,000 in return for which the Company issued 666,667 additional shares under the terms and conditions set forth in the March 1998 Offering documents. Placement fees of $163,846 were recorded in connection with the $3,000,000 received. No other payment was received by the Company pursuant to the March 1998 Offering.

The investors in the March 1998 Offering acquired certain "reset rights" pursuant to which they would receive additional shares of restricted common stock ("Reset Shares") if the average market price of the Company's common stock for the 60-day period following the effectiveness date and Second Funding Date did not equal or exceed $5.40 per share. On August 31, 1998, the Company and the investors restructured the reset provision whereby the Company issued 608,334 Series D shares and 1,390,476 shares of common stock for (i) the relinquishment of the investors' contractual right to receive Reset Shares in connection with the $15,000,000 received in March 1998 and the $3,000,000 received in June and August 1998. In connection with the restructuring, the Company recorded an expense of $6,111,577 for the difference between the Company's original obligation to issue Reset Shares and the fair value of the shares of preferred and common stock that were actually issued in settlement for the relinquishment of the reset provision. The Company also issued 500,000 shares of Series D for $10,000,000. The Company recorded a preferred stock dividend of $1,000,000 related to financing costs in connection with the issuance of these Series D shares. Dividends accrue on the stated value ($20 per share) of Series D at the rate of 4% per year, are payable annually or upon conversion, in cash or common stock, at the option of the Company, and are presently convertible into shares of the Company's common stock at the holder's option Each month the holders of the Series D may not convert more than 25% of the total number of shares of Series D originally issued to such holders on a cumulative basis. For example, during the first month a holder may convert up to 25% of the total preferred stock issued to the holder, and during the following month that same holder may convert, on an aggregate to date basis, up to 50% of the total number of shares of Series D held by the holder. Additionally, each month, the holders may convert up to 50% of the total number of shares of Series D originally issued to such holders on a cumulative basis, if both of the following conditions are satisfied: (1) the average daily trading volume of the Company's common stock is more than 500,000 shares for the 10-trading-day period before the conversion; and (2) the average per share closing bid price for such 10-trading-day period has not decreased by more than 5% during that 10-trading-day period. Any outstanding shares of Series D as of August 31, 2001 automatically will be converted at the conversion price most beneficial to the holders on such date. In the event of liquidation, the holders of the Series D are entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series D have no voting rights. The Series D shares, together with dividends accrued thereon, may be converted into shares of the Company's common stock at the lesser of: $3.50 per share; or the lesser of 110% of the average per share closing bid price for the 15 trading days immediately preceding the date of issuance of the Series D shares; or 90% of the average of the three lowest per share closing bid prices during the 22 trading days immediately preceding the conversion date. In the event that the holders convert at the $3.50 per share price, the Company is obligated to issue warrants to purchase 0.8 shares of common stock for each share of Series D converted to common stock. Using the conversion terms most beneficial to the holder, the Company is amortizing a beneficial conversion feature of $2,462,964 as a dividend over a 180 day-period. As of December 31, 1998, no shares of Series D had been converted into common stock.

Effective as of September 30, 1998, the Company entered into an agreement with two of the investors who participated in the March 1998 Offering whereby the Company issued 100,000 shares of Series E for $2,000,000. Additionally, the Company issued to the purchasers of the Series E a total of 150,000 additional shares of Series E in exchange for which those purchasers surrendered a total of 150,000 shares of Series D. Dividends accrue on the stated value ($20 per share) of Series E at a rate of 4% per year, are payable annually or upon conversion, in cash or common stock, at the option of the Company, and are convertible into shares of the Company's common stock at anytime at the holder's option. Any outstanding shares of Series E as of September 30, 2001 automatically will be converted at the conversion price most beneficial to the holders on such date. In the event of liquidation, the holders of the Series E are entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series E have no voting rights. The Series E, together with dividends accrued thereon, may be converted into shares of the Company's common stock at the lesser of: $3.50 per share; or the lesser of 110% of the average per share closing bid price for the 15 trading days immediately preceding the date of issuance of the Series E shares; or 90% of the average of the three lowest per share closing bid prices during the 22 trading days immediately preceding the conversion date. If the investors convert at the $3.50 per share price, the Company is obligated to issue warrants to purchase 0.8 shares of common stock for each share of Series E converted to common stock. Using the conversion terms most beneficial to the holder, the Company recorded a preferred stock dividend of $968,047 for the beneficial conversion feature of the Series E. As of December 31, 1998, 114,928 shares of Series E and related dividends had been converted into 2,591,733 shares of common stock.

On December 22, 1998, the Company completed a private placement of 1,801,802 shares of common stock. The investor that participated in that transaction also acquired "Repricing Rights" that entitle the holder thereof to receive upon exercise that number of additional shares of common stock for no additional consideration as shall be determined by multiplying the number of Repricing Rights exercised by the following fraction:

                        (Repricing Price - Market Price)
                        --------------------------------
                                  Market Price

The investor acquired one Repricing Right for each share of common stock purchased. "Market Price" means the lowest closing bid price of common stock, as quoted on the Nasdaq SmallCap Market, during the 15 consecutive trading days immediately preceding the exercise date. "Repricing Price" means:

     $1.3875 from March 22, 1999 to and including April 21, 1999,

     $1.3986 from April 22, 1999 to and including May 21, 1999,

     $1.4097 from May 22, 1999 to and including June 20, 1999,

     $1.4208 from June 21, 1999 to and including July 20, 1999,and

     $1.4319 at any time after July 20, 1999 until the expiration of the Repricing Rights

On January 29, 1999, the Company entered into a Securities Purchase Agreement with four investors pursuant to which the Company sold its Series C 5% Convertible Debentures (the "Debentures") in the aggregate principal amount of $4,000,000. The outstanding principal amount of the Debentures is convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price equal to the lesser of $1.25 or 80% of the average of the closing bid price of the Company common stock for the five trading days immediately preceding the conversion date. The Company also issued 400,000 warrants in connection with this financing. Each warrant entitles the holder to purchase up to 400,00 shares of the Company common stock at an exercise price of $1.1625 per share. On March 3, 1999, the Company executed a Supplemental Agreement pursuant to which the Company agreed to sell an additional $2,500,000 principal amount of the Debentures on the same terms and conditions as the January 29, 1999 agreement, except no additional warrants were issued. Gross proceeds to the Company from these two transactions were $6,500,000. The obligations of the Company for repayment of the Debentures, as well as its obligation to register the common stock underlying the potential conversion of the Debentures and the exercise of the warrants issued in these transactions, were personally guaranteed by Thomas A. Murdock, Roger D. Dudley (each of whom are executive officers and directors of the Company) and Stephen M. Studdert (Chairman of the Board of Directors of the Company). The personal guarantees of these three directors were secured by a pledge of 6,000,000 shares of Fonix common stock beneficially owned by them and held in the name of Thomas A. Murdock, Trustee. In connection with the Supplemental Agreement, the Company agreed to pledge as collateral for repayment of the Debentures, a lien on the patent covering the ASRT. At the present time the Company has not executed a security agreement in favor of the investors describing the patent. In connection with the guaranty and the pledge for that guaranty given by these directors, the Company agreed to indemnify and hold them harmless in the event of a default by the Company that results in any payment or other liability or damage incurred by any of them. In consideration for the guaranty and pledge by these directors, the Company agreed to grant each of them common stock purchase warrants to purchase 666,666 shares of common stock at a price of $1.59 per share. On or about April 6, 1999, the holders of the Debentures notified the Company and the Guarantors that the Guarantors were in default under the terms of the pledge, and that the holders intended to exercise their rights to sell some or all of the pledged shares. At the present time, the Company has no knowledge of sales of the Guarantors' shares by the holders. However, if the holders proceed to sell some or all of the Guarantors' shares, the Company may be obligated under its indemnity agreement in favor of the Guarantors to issue shares to the Guarantors in replacement of all shares sold by the holders and reimburse the Guarantors for any income tax liability incurred as a result of the holders' sales of the Guarantors' shares.

At December 31, 1998 and 1997, the Company had a revolving note payable to a bank in the amount of $19,988,193 and $18,612,272, respectively. Borrowings under the revolving note payable were limited to $20,000,000. The weighted average outstanding balance during 1998 and 1997 was $18,590,642 and $18,861,104, respectively. The weighted average interest rate was 6.40 percent and 5.94 percent during 1998 and 1997, respectively. This note was due January 8, 1999, bore an interest rate of 6.00 percent at December 31,1998, and was secured by a certificate of deposit in the amount of $20,000,000. This revolving note has been renegotiated quarterly and interest was payable monthly. The

Company paid this revolving note in full, including accrued interest, on January 8, 1999 with proceeds from the related certificate of deposit and $22,667 in cash.

At December 31, 1998, the Company has an unsecured revolving note payable to a bank in the amount of $50,000. Loaned amounts under the revolving note payable are limited to $50,000. The weighted average outstanding balance during the year ended December 31, 1998 was $14,384. The weighted average interest rate was 9.4 percent during 1998. This note is payable on demand, matures April 1, 2007, bears interest at an annual rate of the banks prime rate plus 2.0 percent (9.75 percent at December 31, 1998) and interest is payable monthly.

At December 31, 1998, the Company has an unsecured, non-interest bearing demand note payable in the amount of $100,000 to Synergetics, Inc. ("Synergetics"), a research and development entity. This note is payable on demand.

At December 31, 1998, the Company has a note payable to a lender in the amount of $560,000 which bears interest at 18 percent, was due January 2, 1999 and is secured by certain accounts receivable. The Company has subsequently extended the due date from month to month by paying the lender accrued interest plus a fee of $5,600. The loan balance is currently due May 1, 1999. The Company anticipates that it will request additional extensions of the due date. Interest is payable monthly on the first day of the following month. In connection with the issuance of the note payable, the Company issued 35,000 shares of common stock (having a fair value of $50,314 on the date of issuance) as a loan fee. This amount is included in interest expense in the accompanying consolidated statement of operations. The note is guaranteed by three officers and directors of the Company. The Company has entered into an indemnity agreement with the three officers and directors relating to this and other guarantees and pledges.

At December 31, 1998, the Company has unsecured 8.5 percent demand notes payable outstanding to former Articulate stockholders in the aggregate amount of $4,708,980, issued in connection with the Articulate acquisition (see Note 2). These notes bear interest at an annual rate of 9.0 percent to 10.0 percent and were payable on demand after November 1, 1998. The Company has made partial payment of several of these notes and has agreed with all the holders of these notes to extend the due dates of these notes to between March 15 and April 30, 1999.

At December 31, 1998, the Company has unsecured 8.5 percent demand notes payable outstanding to various Articulate employees in the aggregate amount of $452,900. Subsequent to the Articulate acquisition, the Company agreed to pay several Articulate employees incentive compensation for continued employment in the aggregate amount of $857,000, for which the Company issued demand notes for $452,900 and recorded an accrued liability of $404,100 for the balance. The demand notes bear interest currently at an annual rate of 9.0 percent and were payable upon demand after November 1, 1998. None of the holders of these notes have made demand for payment and they all have agreed to extend the due dates of these notes to April 30 1999. The Company has not yet paid $404,100 of the accrued liability due on or before January 31, 1999.

In connection with the acquisition of certain liabilities of Articulate pursuant to the Articulate merger (see Note 2), the Company executed and delivered a $1,500,000 unsecured demand note payable to a company which is a stockholder of the Company. This demand note bore interest at an annual rate of ten percent and was payable upon demand after November 1, 1998. The Company obtained an extension of the due date from the holder of the note and on February 2, 1999, this note, including all accrued interest, was paid in full.

At December 31, 1998, the Company has an unsecured note payable to an officer of the Company in the amount of $20,000, which bears interest at an annual rate of ten percent and was due December 31, 1998. The holder of this note has agreed to extend the due date to June 30, 1999.

Even taking into account expected revenues from the HealthCare Solutions and Interactive Technologies Solutions Groups, the Company's ongoing operating expenses will remain higher than revenues from operations at least through the first half of 1999. Accordingly, the Company expects to incur significant losses until such time as it is able to enter into substantial licensing and co-development agreements and receive substantial revenues from such arrangements or from the operations of its recently acquired subsidiaries, of which there can be no assurance.

As of December 31, 1998, the Company had a revolving note payable to a bank in the amount of $19,988,193. Loaned amounts under the revolving note payable are limited, in the aggregate at any time, to $20,000,000. In order to reduce interest expenses, on January 8, 1999, the Company applied its deposit account in the amount of $20,024,109 against the unpaid loan balance of $20,046,776, resulting in a balance of $22,667 due, which amount was subsequently paid by the Company.

The Company's Core Technologies are designed to be Year 2000 compliant. The Company intends to monitor the efforts of third-party providers whose services are critical to the Company as they become Year 2000 compliant. Management is presently not aware of any Year 2000 issues that have been encountered by any such third-party which could materially affect the Company's operations. Notwithstanding the foregoing, there can be no assurance that the Company will not experience operational difficulties as a result of Year 2000 issues, either arising out of internal operations, or caused by third-party service providers, which individually or collectively could have an adverse impact on business operations or require the Company to incur unanticipated expenses to remedy any problems. The Company expects that its year 2000 compliance efforts will cost approximately $70,000 during fiscal year 1999.

The Company presently has no plans to purchase any new research and development or office facilities.

                                     Outlook

Corporate Objectives and Technology Vision

The Company believes that its Core Technologies will be the platform for the next generation of automated speech technology and products. Most speech recognition products offered by other companies are based on technologies such as HMM, that are largely in the public domain and represent nothing particularly "new" or creative. The Fonix Core Technologies are based on proprietary, patented technology. The Company will continue to seek patent protection of the Core Technologies as well as technologies and inventions derived from the knowhow, technologies and products obtained with the acquisition of AcuVoice, Articulate and Papyrus. Management believes this strategy will set the Company's advanced human computer interaction products apart from the competition.

The Company is determined to become a multi-market, multi-product enterprise offering advanced speech and human- computer interface technologies for business, consumer and service applications. Advanced human-computer interface technologies and multi-modal systems include:

     o     speech recognition and synthesis
     o     speaker identification and verification
     o     handwriting recognition
     o     pen and touch screen input
     o     natural language understanding

Anticipated products incorporating such advanced multi-modal human computer interface technology include the following:

     o     PCs and PDAs
     o     cellular phones
     o     automotive and home environment speech controls
     o     automated information and transaction kiosks
     o     telephone systems with natural dialogue and gesture controls
     o     medical transcription and reporting systems, including PowerScribeRAD
     o     PowerScribeEM
     o     smart consumer appliances and electronics
     o speech and pen-based computers utilizing handwriting and cursive recognition
     o     interactive education and entertainment systems
     o     redesigned appliances
     o     toys and games

This  next  generation   technology   presents  important  product  and  service
opportunities for companies like Fonix in a variety of industry segments, including:

     o     semiconductors
     o     health care
     o     telecommunications
     o     computers
     o     software
     o     consumer electronics
     o     entertainment
     o     automotive

Fonix is a technology company. Since its inception, the Company has focused on the development of its Core Technologies and related complementary technologies., including those technologies obtained in connection with the acquisitions of AcuVoice, Articulate and Papyrus. The Company will pursue the development of advanced speech and computer-interface technologies that will enhance or may be enhanced by its own Core Technologies. Fonix will pursue this development through strategic alliances, such as the Siemens agreement in the telecommunications industry, and through collaborative research arrangements such as its agreements with OGI and Brigham Young University.

As the Company proceeds to implement its strategy and to reach its objectives, it anticipates that it will continue to realize several benefits for itself and for its shareholders. In addition, the Company expects further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments.

The strategy described above is not without risk, and shareholders and others interested in the Company and its common stock should carefully consider the risks contained elsewhere in this report.

                Special Note Regarding Forward-Looking Statements

Certain statements contained herein under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Outlook," including statements concerning (i) the Company's strategy, (ii) the Company's expansion plans, (iii) the market for the Company's technology, products and services, (iv) the effects of future government regulation of the Company's products, (v) the development and launch of new products and the results of research and development efforts, and (vi) the growth of the Company's business, contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not necessarily limited to, those discussed under the heading "Certain Significant Risk Factors," in Item I, Part I, above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

     Report of Independent Public Accountants (Arthur Andersen LLP)......... F-2

     Report of Independent Public Accountants Deloitte & Touche LLP)........ F-3

     Report of Independent Public Accountants  (Pritchett,
          Siler & Hardy, P.C.)...............................................F-4

     Consolidated Balance Sheets as of December 31, 1998 and 1997............F-5

     Consolidated Statements of Operations for the Years Ended
          December 31, 1998,  1997 and 1996 and for the Period from  October
          1, 1993 (Date of Inception) to December 31, 1998...................F-6

     Consolidated  Statements  of  Stockholders'  Equity  for  the
          Years  Ended December  31,  1998,  1997 and 1996 and for
          the Period from October 1, 1993 (Date of Inception) to
          December 31, 1998..................................................F-7

     Consolidated  Statements  of Cash Flows for the Years  Ended
          December  31, 1998, 1997 and 1996 and  for the Period from
          October 1, 1993 (Date of  Inception)  to December
          31, 1998..........................................................F-10

     Notes to Consolidated Financial Statements.............................F-12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


During the years ended December 31, 1998, and December 31, 1997, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information concerning the executive officers and directors of the Company as of April 8, 1999:



Name                                Age              Position
----                                ---              --------
Stephen M. Studdert                 50               Chairman
Thomas A. Murdock                   55               Director, President and Chief Executive Officer
Roger D. Dudley                     46               Director, Executive Vice President, Corporate Finance
John A. Oberteuffer, Ph.D.          58               Director, Vice President, Technology
Joseph Verner Reed                  62               Director
Rick D. Nydegger                    50               Director
Reginald K. Brack                   61               Director
Douglas L. Rex                      53               Vice President, Chief Financial Officer and Treasurer


All directors hold office until the next annual meeting of the stockholders of the Company or until their successors have been elected and qualified. The officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

     STEPHEN M. STUDDERT is a co-founder of the Company and has been Chairman since the merger of Phonic Technologies, Inc. ("PTI") and the Company in June 1994. He served as the Company's Chief Executive Officer from May 1996 to January 1999. Since 1992, Mr. Studdert has been Chairman of Studdert Companies Corp. ("SCC"), an international investment management company that is owned and controlled by three individuals, two of whom, Messrs. Murdock and Dudley, are executive officers and directors of the Company. Mr. Studdert served as a White House advisor to U.S. Presidents Bush, Reagan and Ford. Mr. Studdert has served as a member of the President's Export Council and the Foreign Trade Practices Subcommittee, and he is a director and former chairman of the Federal Home Loan Bank of Seattle. During the year ended December 31, 1998, Mr. Studdert was Chairman of the Board of K.L.S. Enviro Resources, Inc. ("KLSE"), a company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934 ("1934 Act"). In February 1999, Mr. Studdert resigned from the Board of Directors of KLSE. Mr. Studdert resigned as the Company's Chief Executive Officer in January 1999.

     THOMAS A. MURDOCK is a co-founder of the Company and has served as an executive officer and member of the Company's Board of Directors since June 1994. He has been the Company's Chief Executive Officer since January 26, 1999. Mr. Murdock also has served as President of SCC since 1992. For much of his career, Mr. Murdock was a commercial banker and a senior corporate executive with significant international emphasis and experience. Mr. Murdock also serves as a director of KLSE and of Advocast, Inc. an Internet research and development company.

     ROGER D. DUDLEY is a co-founder of the Company and has served as an executive officer and member of the Company's Board of Directors since June 1994. Mr. Dudley is also executive vice president of SCC, a position he has held since 1993. After several years at IBM in marketing and sales, he began his career in the investment banking and asset management industry. He has extensive experience in real estate asset management and in project development. Mr. Dudley also serves as an executive officer of an entity which manages a foreign investment fund, and is a director of KLSE.

     JOHN A. OBERTEUFFER, Ph.D. has been a Director of the Company since March 1997 and Vice President Technology since January 1998. He is also the founder and president of Voice Information Associates, Inc. ("VIA"). VIA is a consulting group providing strategic technical, market evaluation, product development and corporate information to the automated speech recognition industry. In addition, VIA publishes the monthly newsletter, ASRNews. Dr. Oberteuffer also is executive director of the American Voice Input/Output Society ("AVIOS"). He was formerly vice president, personal computer systems, of Voice Processing Corp. (now merged with Voice Control Systems, Inc.), and also was founder and CEO of Iris Graphics, which was acquired by Seitex Corp. Dr. Oberteuffer received his bachelor's and master's degrees from Williams College, and his Ph.D. in Physics from Northwestern University. He was a member of the research staff at Massachusetts Institute of Technology for five years.

     JOSEPH VERNER REED has served as a director of the Company since June 1994. Ambassador Reed is President of the Secretariat and was Under Secretary General of the United Nations in New York. Following a career as a senior advisor to the Chairman of the Chase Manhattan Bank, Ambassador Reed received several Presidential appointments in the United States diplomatic service, including that of United States Ambassador to Morocco, United States Ambassador to the United Nations, and Chief of Protocol of the United States. He has extensive corporate experience and holds honorary doctorates from several universities.

     RICK D. NYDEGGER is a patent and trademark attorney. Mr. Nydegger was a founder and is a shareholder and director of the law firm Workman, Nydegger & Seeley in Salt Lake City, Utah. Mr. Nydegger received his law degree from the J. Reuben Clark Law School (cum laude, 1974) in Provo, Utah. He has published numerous articles in trade journals and law reviews on the subject of computer law and intellectual property. Mr. Nydegger is registered to practice before the U.S. Patent and Trademark Office and has been admitted to practice before the U.S. Court of Appeals in the Federal Circuit and the Fifth and Tenth Circuits, as well as the U.S. Supreme Court. Mr. Nydegger has been a member of the Company's Board of Directors since December 1996. During the year ended December 31, 1998, and until March 1999, Mr. Nydegger was a director of KLSE.

     REGINALD K. BRACK has been a member of the Company's Board of Directors since September 1997. He is the chairman emeritus of Time Inc., serving as the CEO of Time Inc. from 1986 until 1994 and as chairman of the board until 1997. Time Inc. is a wholly owned subsidiary of Time Warner Inc.

     DOUGLAS L. REX has served as the Chief Financial Officer of the Company since May 1997. From 1989 to 1996, Mr. Rex was President of Tebbs & Smith P.C., a business consulting, tax planning, accounting and auditing firm. Mr. Rex is a member of the American Institute of Certified Public Accountants and the Utah Association of Certified Public Accountants.

                      Significant Employees and Consultants

In addition to the officers and directors identified above, the Company expects the following individuals to make significant contributions to the Company's business during 1999.

     CAROLINE HENTON, Ph.D. Dr. Henton, 44, has been Vice President and Strategic Technology Adviser of the Company since February 1998. Dr. Henton received a masters degree in General Linguistics and a Doctorate in Acoustic Phonetics from the University of Oxford. After an academic career in the UK and California, she joined Apple Computer, Inc. to produce the high quality synthetic speech available on all Apple platforms. For the past five years, Dr. Henton has been Director of Language Development for Voice Processing Corp. (Cambridge, MA) and Director of Linguistic Development for the DECtalk speech synthesizer produced by Digital
     Equipment Corp. She has also acted as a consultant in speech synthesis, linguistics, localization, speech interface design and as a voice talent for Sun Microsystems, Inc., Claris Corp., Digital Sound Corp., Lexicon Naming Inc., Interval Research Inc., Apple Computer, General Magic, Inc., and Digital Equipment Corp.

     TONY R. MARTINEZ, Ph.D. Dr. Martinez, 39, is senior consulting scientist for the Company's neural network development. He received his Ph.D. in computer science at UCLA in 1986. He is an associate professor of Computer Science at Brigham Young University and currently heads up the Neural Network and Machine Learning Laboratory in the BYU Ph.D./MS program. His main research is in neural networks, machine learning, ASOCS, connectionist systems, massively parallel algorithms and architectures, and non-von Neuman computing methods. He is associate editor of the Journal of Artificial Neural Networks.

     R. BRIAN MONCUR. Mr. Moncur, 40, was employed by Synergetics from 1992 to March 13, 1997, when he became a full-time employee of the Company. He graduated from Brigham Young University with a Bachelor of Science degree in chemical engineering. Before his employment with Synergetics, Mr. Moncur was employed by Signetics, Inc. and Mentorgraphics, where he was a Senior Process Engineer and Software Development Engineer.

     DALE LYNN SHEPHERD. Mr. Shepherd, 39, was employed by Synergetics from 1992 to March 13, 1997, when he became a full-time employee of the Company. He graduated from Brigham Young University with a Bachelor of Science Degree in Electrical Engineering. He also received a Masters of Business Administration from B.Y.U. Before his employment with Synergetics, Mr. Shepherd was employed with Mentorgraphics where he acted as a software systems architect in automatic semiconductor design. Before Mentorgraphics, Mr. Shepherd worked on a contract basis with Signetics, Inc.

None of the executive officers or directors of the Company is related to any other officer or director of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid to all persons serving as the Company's Chief Executive Officer and the Company's four most highly compensated executive officers other than its Chief Executive Officer who were serving as executive officers at December 31, 1998, and whose annual compensation exceeded $100,000 during such year (collectively the "Named Executive Officers"):

                                                Summary Compensation Table

                                               Annual Compensation                     Long-Term Compensation
                                               -------------------                     ----------------------
-------------------------------------------------------------------------------------------------------------
                                                                                            Securities
                                                                             Other          Underlying
                                                                            Annual           Options/
Name and Principal Position         Year (1)           Salary                Bonus            SARs(2)
---------------------------        ----------      -------------          -----------       -----------


Stephen M. Studdert                 1996             $131,539                    -           400,000/0
CEO (4/96-1/26/99)                  1997             $305,385                    -           400,000/0
                                    1998             $425,000                    -           550,000/0


Thomas A. Murdock                   1996             $131,539                    -           400,000/0
CEO (6/94 to 4/96 and               1997             $305,385                    -           400,000/0
1/26/99 - present) and              1998             $425,000                    -           550,000/0
President


Roger D. Dudley                     1996             $131,539                    -           400,000/0
Executive Vice President            1997             $305,385                    -           400,000/0
                                    1998             $425,000                    -           550,000/0


Douglas L. Rex                      1998             $157,685                    -           200,000/0
Chief Financial Officer


John A. Oberteuffer                 1998             $203,941                    -           580,000/0
Vice President Technology

(1) During fiscal year 1995 and part of 1996, these executive officers were not compensated directly by the Company. During those periods, any compensation received by Messrs. Studdert, Murdock and Dudley for any services rendered by them to the Company was paid by SCC, an entity owned and controlled by those individuals. [See "Certain Relationships and Related Transactions."] Although the Company makes no representation about the compensation arrangements between SCC and its employees, including Messrs. Studdert, Murdock and Dudley, the total compensation paid by the Company to SCC during such periods is as follows:

                               Management Fee                 Management Fee
           Year                   (Cash)                          (Stock)
           ----                   ------                          -------
           1995                  $111,339                        3,699,900
           1996                  $120,000                            --

     The management services contract between the Company and SCC obligated the Company to pay SCC a monthly management fee of $50,000, which amounts were invoiced monthly by SCC but often accrued due to the Company's cash flow constraints. By July 1995, the Company owed SCC approximately $1,417,000 of accrued but unpaid management fees. On November 16, 1994, the Company's Board of Directors approved the issuance of warrants (the "SCC Warrants") to purchase up to 3,700,000 shares of the Company's common stock to SCC. The authorized purchase price of the SCC Warrants was $.033 per share, and the authorized exercise price for each share of common stock underlying the SCC Warrants was $.35. The board resolution authorizing the issuance of the SCC Warrants specified that the purchase price for the SCC Warrants and the exercise price for shares of common stock underlying the SCC Warrants could be satisfied by canceling invoices for services previously rendered to the Company under the Consulting Agreement or by cash payment. On July 31, 1995, the Company issued and SCC purchased the SCC Warrants. The purchase price of the SCC Warrants was $.033 per share of common stock underlying the SCC Warrants, or an aggregate of $122,100. On August 11, 1995, SCC exercised the SCC Warrants at an exercise price of $.35 per share of common stock underlying the SCC Warrants. Both the $122,100 purchase price and the $1,295,000 aggregate exercise price for the SCC Warrants were satisfied by the cancellation of amounts invoiced to the Company by SCC pursuant to the SCC Agreement during the fiscal year ended December 31, 1994 and the period between January 1, 1995 and August 11, 1995. Such cancellation was accomplished on a dollar-for-dollar basis. The total dollar value of the transaction subsequently was adjusted upward and expensed as compensation paid by the Company in the amount of $3,699,900. [See "Certain Relationships and Related Transactions."]

     The Company presently has executive employment agreements with Messrs. Murdock and Dudley. The material terms of each executive employment agreement with Messrs. Murdock and Dudley are identical and are as follows:
     The term of each employment contract is from November 1, 1996 through December 31, 2001. Annual base compensation for each executive for the first three years of such term is $250,000 from November 1, 1996 through December 31, 1996; $325,000 from January 1, 1997 through December 31, 1997; and $425,000 from January 1, 1998 through December 31, 1999. The annual base compensation for the final two years of the employment agreement is $550,000 from January 1, 2000 through December 31, 2000; and $750,000 from January 1, 2001 through December 31, 2001. However, for these final two contract years, annual base compensation and the performance-based incentive compensation will be subject to review by the Company's Board of Directors based upon either or both of the market price of the Company's common stock and profits derived by the Company from annual revenues from operations. Notwithstanding the foregoing, Messrs. Murdock and Dudley voluntarily reduced their compensation to $297,500 commencing January 1, 1999 as part of the Company's overall efforts to reduce expenses. In addition, each executive officer is entitled to annual performance-based incentive compensation payable on or before December 31 of each calendar year during the contract term. During the first three years of the contract term, the performance-based incentive compensation is determined with relation to the market price of the Company's common stock, adjusted for stock dividends and splits. If the price of the Company's common stock maintains an average price equal to or greater than the level set forth below over a period of any three consecutive months during the calendar year, the performance-based incentive compensation will be paid in the corresponding percentage amount of annual base salary for each year as follows:

                  Quarterly Average Stock Price      Percentage Bonus

                           $10.00                          30%
                           $12.50                          35%
                           $15.00                          40%
                           $20.00                          45%
                           $25.00+                         50%

     Each such executive officer also is entitled to customary insurance benefits, office and support staff and the use of an automobile. In addition, if any executive is terminated without cause during the contract term then all salary then and thereafter due and owing under the executive employment agreement shall, at the executive's option, be immediately paid in a lump sum payment to the executive officer and all stock options, warrants and other similar rights granted by the Company and then vested or earned shall be immediately granted to the executive officer without restriction or limitation of any kind. Further, the Board of Directors authorized the payment of a cash bonus to SCC in an amount sufficient to pay all personal state and federal income taxes on the 3.7 million shares purchased by SCC on August 11, 1995 and on the bonus amount. The amount allocated for this bonus was approximately $2.5 million, all of which had been paid out as of December 31, 1998.

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

     During the entirety of the year ended December 31, 1998, Stephen M. Studdert had an employment agreement identical in material terms to the agreements of Messrs. Murdock and Dudley described above. In January 1999, in conjunction with his resignation as the Company's Chief Executive Officer, Mr. Studdert entered into a Separation Agreement with the Company. Under that Separation Agreement, Mr. Studdert's employment agreement was terminated. The Company agreed to pay Mr. Studdert severance pay consisting of $250,000 for the last 11 months of 1999, $250,000 during 2000 and $100,000 during 2001. Additionally, the Company agreed to continue to pay for Mr. Studdert's health insurance coverage until such time as he obtains coverage from another employer and to pay for an automobile for Mr. Studdert until June 30, 1999.

     All options granted to named executive officers during fiscal 1996 were granted under the Company's 1996 Director's Stock Option Plan as compensation for their service on the Company's Board of Directors. All options granted in 1997 were granted pursuant to the Company's 1997 Stock Option Plan. All options granted in 1998 were granted pursuant to the Company's 1998 Stock Option Plan.



                                              Option Grants in Fiscal Year 1998
                                                                                           Potential Realizable
                                                                                             Value at Assumed
                                                                                              Annual Rates of
                                                                                               Stock Price
                                    Individual Grants                                   Appreciation for Option Term
---------------------------------------------------------------------------------     -------------------------------
     (a)                       (b)           (c)        (d)             (e)                (f)           (g)
                            Number of
                           Securities     % of Total
                          Underlying       Options     Exercise
                             Options      Granted to   or Base
                             Granted      Employees     Price         Expiration
 Name                         (#)           in FY      ($/Share)         Date               5%($)         10%($)
----------------------     ----------      --------   ---------      ------------       ---------     ------------

Stephen M. Studdert         150,000           2%       $ 5.16          3/18/2008         $38,700        $77,400
                            400,000           6%       $ 1.18         11/30/2008         $23,600        $47,200

Thomas A. Murdock           150,000           2%       $ 5.16          3/18/2008         $38,700        $77,400
                            400,000           6%       $ 1.18         11/30/2008         $23,600        $47,200

Roger D. Dudley             150,000           2%       $ 5.16          3/18/2008         $38,700        $77,400
                            400,000           6%       $ 1.18         11/30/2008         $23,600        $47,200

Douglas L. Rex              200,000           2%       $ 1.18         11/30/2008         $11,800        $23,600

John A. Oberteuffer         400,000           6%       $ 1.18          12/1/2008         $23,600        $47,200
                            180,000           2%       $ 5.16          3/19/2008         $46,440        $92,880

No options were exercised by the Named Executive Officers during the fiscal year and no options held by them were in the money as of December 31, 1998.

        Board of Directors Meetings, Committees and Director Compensation

The Company's Board of Directors took action at seven duly noticed meetings of the Board during 1998. Each director attended (in person or telephonically) at least 75% of the meetings of the Company's Board of Directors. During 1998, the Company's Board of Directors had the following committees: 1996 Directors' Stock Option Plan Committee, comprised of Messrs. Ashton, Reed and Studdert; 1997 Stock and Incentive Plan Committee, comprised of Messrs Nydegger and Reed; Audit Committee, comprised of Messrs. Brack , Reed and Dudley; and Compensation Committee, comprised of Messrs. Studdert, Reed and Nydegger. These standing committees conducted meetings in conjunction with meetings of the full Board of Directors.

             Compensation Committee Report on Executive Compensation

Preliminary Note: Notwithstanding anything to the contrary set forth in any of the previous filings made by the Company under the 1933 Act or the 1934 Act that might incorporate future filings, including, but not limited to, this Annual Report on Form 10-K, in whole or in part, the following Executive Compensation Report and the performance graph appearing herein shall not be deemed to be incorporated by reference into any such future filings.

This Executive Compensation Report discusses the Company's executive compensation policies and the basis for the compensation paid to the Named Executive Officers, including the persons serving as its Chief Executive Officer during the year ended December 31, 1998.

Compensation   Policy.   The  Committee's   policy  with  respect  to  executive
compensation has been designed to:

     o Adequately and fairly compensate executive officers in relation to their responsibilities, capabilities and contributions to the Company and in a manner that is commensurate with compensation paid by companies of comparable size or within the Company's industry;

                                   Page 45 of60

     o Reward executive officers for the achievement of short-term operating goals and for the enhancement of the long-term value of the Company; and

     o Align the interests of the executive officers with those of the Company's shareholders with respect to short-term operating goals and long-term increases in the price of the Company's common stock.

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

Components of Compensation. The primary components of compensation paid by the Company to its executive officers and senior management personnel, and the relationship of such components of compensation to the Company's performance, are discussed below:

     o Base Salary. The Compensation Committee periodically reviews and approves the base salary paid by the Company to its executive officers and members of the senior management team. Adjustments to base salaries are determined based upon a number of factors, including the Company's performance (to the extent such performance can fairly be attributed or related to each executive's performance), as well as the nature of each executive's responsibilities, capabilities and contributions. In addition, the Compensation Committee periodically reviews the base salaries of its senior management personnel in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for the Company's executive officers have historically been reasonable in relation to the Company's size and performance in comparison with the compensation paid by similarly sized companies or companies within the Company's industry.

     o Incentive Compensation. As discussed above, a substantial portion of each executive officer's compensation package is in the form of incentive compensation designed to reward the achievement of short-term operating goals and long-term increases in shareholder value. The Company's Stock Incentive Plans allow the Board of Directors or the Compensation Committee to grant stock options to executive officers and employees for the purchase of shares of the Company's common stock. Under the terms of the Stock Incentive Plans, the Board of Directors and the Compensation Committee have authority, within the terms of the Stock Incentive Plans, to select the executive officers and employees who will be granted stock options and to determine the timing, pricing and number of stock options to be awarded. The Compensation Committee believes that the stock options granted under the Stock Incentive Plans reward executive officers only to the extent that shareholders have benefitted from increases in the value of the Company's common stock.

     o Other Benefits. The Company maintains certain other plans and arrangements for the benefit of its executive officers and members of senior management. The Company believes these benefits are reasonable in relation to the executive compensation practices of other similarly sized companies or companies within the Company's industry.

Compensation of the Chief Executive Officer. As described elsewhere in this Report, the Company has entered into executive employment agreements with Messrs. Murdock and Dudley and a Separation Agreement with Mr. Studdert. The material terms of each executive employment agreement with each executive officer are identical and are described above. The Compensation Committee believes that the monthly compensation under such contracts adequately and fairly compensates these executive officers in relation to their respective responsibilities, capabilities, contributions and dedication to the Company and secures for the Company the benefit of their leadership, management and financial skills and capabilities. Moreover, the Compensation Committee believes that the salary and other benefits are reasonable in relation to the responsibilities, capabilities, contributions and dedication of these men to the Company and are warranted to keep them in line with the compensation earned by chief executive officers employed by companies of comparable size or within the Company's industry.

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

                                 Respectfully submitted,

                                 Compensation Committee:

                                 Stephen M. Studdert
                                 Joseph Verner Reed
                                 Rick D. Nydegger

                            Compensation of Directors

Prior to April 1996, the Company's directors received no compensation for their service. The Company historically has reimbursed its directors for actual expenses incurred in traveling to and participating in directors' meetings, and the Company intends to continue that policy for the foreseeable future. On April 30, 1996, the Company's board of directors adopted, and the Company's shareholders subsequently approved, the Company's 1996 Directors' Stock Option Plan (the "Directors Plan"). Under the Directors Plan, members of the Board as constituted on the date of adoption received options to purchase 200,000 shares of the Company's common stock for each year (or any portion thereof consisting of at least six months) during which such persons had served on the board for each of fiscal years 1994 and 1995 and were granted 200,000 shares for each of fiscal years 1996 through 1999, which options vest after completion of at least six months' service on the Board during those fiscal years. These options have terms of 10 years. Similar grants have been made to the Company's directors under the Company's 1998 Stock Option Plan. Thus, under the Directors Plan and the 1998 Stock Option Plan, during 1998, the Company granted stock options to members of the Board as follows:

           Stock Options Granted to Directors During Fiscal Year 1998
           ----------------------------------------------------------

                         Shares      Date      Exercise          Shares Vested
Name(1)                  Granted    Granted    Price Per Share   at FY-End
-------                  -------    -------    ---------------   ---------
Joseph Verner Reed       400,000    12/1/98    $1.18             800,000

Rick D. Nydegger         400,000    12/1/98    $1.18             400,000

Reginald K. Brack        400,000    12/1/98    $1.18             200,000


     (1) Directors who are also Named Executive Officers also received options as set forth in the table above.

                Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten- percent shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on its review of the copies of such forms furnished to the Company during the fiscal year ended December 31, 1998, the Company is aware of the following untimely filings:

Roger D. Dudley, Stephen M. Studdert, and Joseph V. Reed each filed year-end Forms 5 as required by Section 16(a). The Forms 5 were filed on April 15, 1998.

James B. Hayes, Rick D. Nydegger, Thomas A. Murdock, and Reginald K. Brack each filed year-end Forms 5 as required by Section 16(a). The Forms 5 were filed on April 17, 1998.

Alan C. Ashton filed a year-end Form 5 as required by Section 16(a). The Form 5 was filed on May 11, 1998.

John A. Oberteuffer acquired options to purchase up to 180,000 shares of common stock of the Company on January 23, 1998. Mr. Oberteuffer filed a Form 4 reporting the transaction on May 8, 1998.

Thomas A. Murdock, Roger D. Dudley, Stephen M. Studdert, and SCC filed amended Forms 4 for the month of October
1998 on December 9, 1998.

All such untimely filings reflected transactions based on grants of converted stock options. The Company believes that all other transactions required to be reported under Section 16(a) of the Securities Exchange Act were reported in a timely manner on reports filed by the affected individuals.



                                   Page 48 of

                             Stock Performance Graph

The following graph compares the yearly cumulative total returns from the Company's common stock during the five fiscal year period ended December 31, 1998, with the cumulative total return on the Media General Index and the Standard Industrial Classification (SIC) Code Index for that same period. The comparison assumes $100 was invested on January 1, 1994, in the Company's common stock and in the common stock of the companies in the referenced Indexes and further assumes reinvestments of dividends. [GRAPHIC OMITTED]


                           1993      1994     1995     1996     1997      1998
                           ----      ----     ----     ----     ----      ----
   FONIX CORPORATION      100.00    91.54    216.92   482.97   169.47    72.67
   SIC CODE INDEX         100.00    66.46     60.56    62.86    84.03    79.56
   NASDAQ MARKET INDEX    100.00   104.99    136.18   169.23   207.00    291.96

Assumes $100 invested on Jan. 01, 1994

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 31, 1999, the number of shares of common stock of the Company beneficially owned by all persons known to be holders of more than 5% of the Company's common stock and by the executive officers and directors of the Company individually and as a group. Unless indicated otherwise, the address of the shareholder is the Company's principal executive offices, 60 East South Temple Street, Suite 1225, Salt Lake City, Utah 84111.


                                                                   Number of
                                                                    Shares
           Name and Address of 5% Beneficial Owners,             Beneficially                 Percent of
               Executive Officers and Directors                      Owned                     Class(1)
               --------------------------------                      -----                     --------

          Alan C. Ashton, Ph.D.                                12,329,167(2)(3)                  17.4%
          c/o Beesmark Investments, L.C.
          5% Beneficial Owner
          261 East 1200 South
          Orem, Utah 84097

          Beesmark Investments, L.C.                             11,729,167(3)                   16.7%
          5% Beneficial Owner
          261 East 1200 South
          Orem, Utah  84097

          Thomas A. Murdock, Director                            23,605,854(4)                   33.1%
          Chief Executive Officer, and president

          Roger D. Dudley, Director and                          5,185,389(5)                     7.3%
          Executive Vice President

          Stephen M. Studdert, Director                          5,185,089(6)                     7.3%
          10252 Oak Creek Lane
          Highland, Utah 84003

          Joseph Verner Reed, Director                           1,220,000(7)                     1.7%
          73 Sterling Road
          Greenwich, Connecticut 06831

          Rick D. Nydegger, Director                                600,000                       *
          10217 North Oak Creek Lane
          Highland, Utah 84003

          John A. Oberteuffer, Ph.D., Director and                  580,000                       *
          Vice President
          600 West Cummings Park, Suite 4650
          Woburn, MA  01801

          Reginald K. Brack, Director                             426,500(8)                      *
          1271 Avenue of the Americas, 43rd Floor
          New York, New York 10020

          Douglas L. Rex, Chief Financial Officer                  405,300(9)                     *

          Officers and Directors as a Group (8 persons)          29,330,180                      38.0%


     *    Less than 1%.

     (1) Percentages rounded to nearest 1/10th of 1%. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over all shares of common stock listed for each such person in the table.

     (2) Includes all common stock beneficially owned by Beesmark Investments, L.C. ("Beesmark"), but only to the extent that Dr. Ashton is one of two managers of Beesmark, and, as such, is deemed to share investment power with respect to shares beneficially owned by Beesmark. Also includes 600,000 shares of common stock underlying stock options exercisable by Dr. Ashton presently or within 60 days.

     (3) Beesmark's beneficial ownership includes 166,667 shares of common stock presently issuable upon the conversion of 166,667 shares of Series A preferred stock. All shares of common stock owned by Beesmark are deposited into the Voting Trust. The managers of Beesmark are Dr. Ashton and Karen Ashton. As managers of Beesmark, they each are deemed to share voting control over shares beneficially owned by Beesmark. Mrs. Ashton beneficially owns no shares other those deemed to be owned by her as a control person of Beesmark, and consequently her beneficial ownership is not separately reported.

     (4) Includes 22,213,542 shares of common stock deposited in a voting trust (the "Voting Trust") as to which Mr. Murdock is the sole trustee. Persons who have deposited their shares of common stock into the Voting Trust have dividend and liquidation rights ("Economic Rights") in proportion to the number of shares of common stock they have deposited in the Voting Trust, but have no voting rights with respect to such shares. All voting rights associated with the shares deposited into the Voting Trust are exercisable solely and exclusively by the Trustee of the Voting Trust. The Voting Trust expires, unless extended according to its terms, on the earlier of September 30, 1999 or any of the following events: (i) the Trustee terminates it; (ii) the participating shareholders unanimously terminate it; or (iii) the Company is dissolved or liquidated. Although as the sole trustee of the Voting Trust Mr. Murdock exercises the voting rights of all of the shares deposited into the Voting Trust, and accordingly has listed all shares in the table above, he has no economic or pecuniary interest in any of the shares deposited into the Voting Trust except for 3,415,083 shares as to which he directly owns Economic Rights, and 405,793 shares the Economic Rights as to which are owned by SCC, a corporation of which Mr. Murdock is a 1/3 equity owner. Also includes 2,813 shares owned directly by Mr. Murdock, 11,400 shares owned by a limited liability company of which Mr. Murdock is a 1/3 equity owner, 28,099 shares (including 20,000shares issuable upon the exercise of options) beneficially owned by members of Mr. Murdock's immediate family residing in the same household and 1,350,000 shares of common stock underlying stock options owned by Mr. Murdock and exercisable presently or within 60 days.

     (5) Includes (i) 3,415,083 shares owned by Mr. Dudley and deposited into the Voting Trust, (ii) 405,793 shares owned by SCC as to which Mr. Dudley shares investment power because of his management position with and 1/3 ownership of SCC, which shares are deposited in the Voting Trust; (iii) 2,813 shares owned directly by Mr. Dudley; (iv) 300 shares owned by Mr. Dudley's minor children; (v) 11,400 shares owned by a limited liability company of which Mr. Dudley is a 1/3 equity owner; and (vi) 1,350,000 shares underlying stock options exercisable presently or within 60 days.

     (6) Includes (i) 3,415,083 shares owned by Mr. Studdert and deposited into the Voting Trust, (ii) 405,793 shares owned by SCC as to which Mr. Studdert shares investment power because of his management position with and 1/3 ownership of SCC, which shares are deposited in the Voting Trust; (iii) 2,813 shares owned directly by Mr. Studdert; (iv) 11,400 shares owned by a limited liability company of which Mr. Studdert is a 1/3 equity owner and controls; and (v) 1,350,000 shares underlying stock options exercisable presently or within 60 days.

     (7)  Includes  1,200,000  shares  of  common  stock  underlying   presently
          exercisable stock options.

     (8) Includes 26,000 shares owned directly by Mr. Brack and 500 shares owned by Mr. Brack's son and 400,000 shares underlying presently exercisable stock options.

     (9) Includes 2,400 shares owned directly by Mr. Rex, 2,400 shares owned by his spouse, 500 shares owned by an entity owned and controlled by him, and 400,000 shares underlying presently exercisable stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Studdert Companies Corp. (SCC)

SCC is a Utah corporation that provides investment and management services. The officers, directors and owners of SCC are Stephen M. Studdert, Thomas A. Murdock and Roger D. Dudley, each of whom is a director of the Company. Additionally, Messrs. Murdock and Dudley are executive officers of the Company. Between June 1994 and April 30, 1996, the Company did not pay or award any compensation in any form directly to the Company's executive officers. Rather, in June 1994 the Company entered into an Independent Consulting Agreement (the "SCC Agreement") with SCC pursuant to which SCC, through Messrs. Studdert, Murdock and Dudley, rendered certain management and financial services to the Company.

Under the SCC Agreement, SCC agreed that for a period of two years it would manage all aspects of the Company's day-to-day business. In return for such services, the Company agreed to compensate SCC in the amount of $50,000 per month, which monthly amount was exclusive of (i) fees for capital raising activities by SCC on the Company's behalf and (ii) actual expenses incurred by SCC.

On July 31, 1995, the Company issued and SCC purchased warrants to purchase 3,700,000 shares of common stock for $.35 per share (the "SCC Warrants"). On August 11, 1995, SCC exercised the SCC Warrants. Both the $122,100 purchase price and the $1,295,000 aggregate exercise price for the SCC Warrants were satisfied by the cancellation of amounts invoiced to the Company by SCC pursuant to the SCC Agreement.

In 1997, the Company's Board of Directors authorized the payment of a cash bonus to SCC in an amount sufficient to pay all personal state and federal income taxes on the 3,700,000 shares of common stock issued to SCC upon exercise of the SCC Warrants, and on the bonus amount. Pursuant to that authorization $340,516 and $2,159,484 were paid to SCC in the years ended December 31, 1998 and 1997, respectively.

On April 30, 1996, the disinterested members of the Company's Board of Directors authorized the Company to enter into an agreement with SCC modifying the SCC Agreement effective May 1, 1996. Under the SCC Agreement, as modified, SCC no longer invoiced the Company for management services, but continued to invoice the Company for reimbursement of actual expenses incurred on the Company's behalf. On February 10, 1997, the Company paid to SCC the entire balance due to SCC for accrued management fees in the amount of $337,000. During 1998, the Company paid to SCC a total of $590,390 under the SCC Agreement, which terminated in December 1998.

The Company entered subleases from SCC its corporate headquarters located at 60 East South Temple Street, Salt Lake City, Utah. The sublease is from month-to-month pursuant to which the Company has agreed to pay the actual monthly rental of $10,369 and all common area charges payable under the lease with SCC's landlord.

The Company has an unsecured revolving note payable to SCC. At December 31, 1998 and 1997, $0 and $551,510 in principal and $2,482 and $22,243in accrued interest, respectively, were outstanding under this revolving note payable. The weighted average balance outstanding during the borrowing period was $73,811 in 1998 and $555,407 in 1997. This revolving note is payable on demand and bears interest at an annual rate of 12 percent. The maximum amount outstanding under this revolving note was $551,510 in 1998 and $1,550,000 in 1997. In connection with this revolving note, the Company paid a loan fee of $93,000 to the related entity. The Company believes the terms of the related-party revolving note payable are at least as favorable as the terms that could have been obtained from an unrelated third party in a similar transaction.

John A. Oberteuffer

Mr. Oberteuffer has been a director of the Company since March 1997 and an executive officer of the Company since January 1998. Mr. Oberteuffer is also the founder and president of VIA, a consulting group providing strategic technical, market evaluation, product development and corporate information to the speech recognition industry. During fiscal year 1997, the Company paid approximately $110,000 in consulting fees to VIA for services provided to the Company.

SMD

From September 4, 1997, through October 15, 1997 and again on December 31, 1997, the Company borrowed funds from SMD, an entity owned by three individuals two of whom are officers and all of whom are directors of the Company, pursuant to a revolving, unsecured promissory note, bearing interest at the rate of 12% per annum. The aggregate of all amounts loaned under the note was $2,000,000 and the highest outstanding balance at any one time was $1,550,000. All amounts were repaid, together with $5,542 in interest. The loan and its terms were approved by the independent members of the board of directors of the Company.


Indemnity Agreement Related to Debenture Offering

In connection with the Company's January and March 1999 offering of its Debentures, Stephen M. Studdert, Thomas A. Murdock and Roger D. Dudley entered into Stock Pledge Agreements, whereby each personally guaranteed the performance and obligations of the Company under the Debentures, and pledged 6,000,000 shares of common stock of the Company owned by them as security for their obligations under the guaranty. The Company entered into an Indemnity Agreement under which it agreed that, in the event of a default by the Company under the terms of the Debenture offering and any or all of Messrs. Studdert, Murdock, or Dudley were required to pay money or forfeit any of their pledged shares, the Company would reimburse and repay the obligation and liability of each of Messrs. Studdert, Murdock, and Dudley by transferring shares of the Company's common stock on a one-for-one basis and paying cash in amounts equal to the out-of-pocket expenses of Messrs. Studdert, Murdock, and Dudley, including without limitation any income tax liability they incur as a result of foreclosure sales of the pledged shares. Additionally, the disinterested members of the Company's Board of Directors agreed that, in consideration of the pledge, the Company would issue to each of Messrs. Studdert, Murdock and Dudley warrants to purchase 666,666 shares of common stock at an exercise price of $1.59 per share. The warrants have a 10-year term.

Messrs. Studdert, Murdock, and Dudley also entered into agreements with the purchasers of the Debentures whereby Messrs. Studdert, Murdock, and Dudley agreed to deliver the pledged shares of stock for the use or benefit of the investors. In the event that the shares are not returned to Messrs. Studdert, Murdock, or Dudley, the Company's obligation under the associated Debentures would be reduced accordingly.

Loans to the Company

During 1998, Messrs. Murdock and Dudley advanced funds in the aggregate amount of $89,073 and $74,181, respectively, to pay certain operating expenses of the Company. In addition, Mr. Dudley has advanced funds in 1999 in the aggregate amount of $68,691 to pay Company expenses. The Company has recorded these advances as loans from shareholders. Certain additional advances resulted from margin account pledges of Company common stock, the cash proceeds of which were used to pay Company expenses. Upon the subsequent foreclosure of such pledged shares, the Company incurred the obligation to repay Messrs. Studdert, Murdock and Dudley for the value of the shares forfeited by them upon foreclosure, in the aggregate amount of $234,316.

Stock Pledges for Payment of Legal Fees

The Company and Messrs. Murdock and Dudley entered into an agreement with the law firm of Davis Weber & Edwards, P.C., regarding payment of the Company's legal fees owed to that firm. Under the agreement, Thomas A. Murdock, as Trustee, entered into a Stock Pledge Agreement pledging 100,000 shares of the Company's common stock beneficially owned by Messrs. Murdock and Dudley, and Messrs. Murdock and Dudley guaranteed the full payment of the Company's legal fees to Davis Weber & Edwards, P.C., together with any other indebtedness of the Company to Davis Weber & Edwards, P.C. At the time Messrs. Murdock and Dudley agreed to guarantee the payment, the Company owed fees in the approximate amount of $142,875 to Davis Weber & Edwards, P.C.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) Documents filed as part of this Form 10-K:

     1.   Consolidated Financial Statements (included in Part II, Item 8)

          Consolidated Balance Sheets as of December 31, 1998 and 1997

          Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996 and for the Period October 1, 1993 (Date of Inception) to December 31, 1998

          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996 and for the Period October 1, 1993 (Date of Inception) to December 31, 1998

          Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996 and for the Period October 1, 1993 (Date of Inception) to December 31, 1998

          Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules: None

     3. Exhibits: The following Exhibits are filed with this Form 10-K pursuant to Item 601(a) of Regulation S-K:

     Exhibit No. and Description of Exhibit
     --------------------------------------

     (2)(i) Agreement and Plan of Reorganization among the Company, Fonix Acquisition Corporation and AcuVoice dated as of January 13, 1998, incorporated by reference from the Company's Current Report on Form 8-K, filed March 20, 1998

     (2)(ii) Agreement and Plan of Merger among Fonix, Articulate Acquisition Corporation, and Articulate, dated as of July 31, 1998, incorporated by reference from the Company's Current Report on Form 8-K, filed September 17, 1998

     (2)(iii) Agreement and Plan of Merger among Fonix, Papyrus Acquisition Corporation, and Papyrus Associates, Inc., dated as of September 10, 1998, incorporated by reference from the Company's Current Report on Form 8-K, filed November 13, 1998

     (3)(i) Articles of Incorporation of the Company which are incorporated by reference from the Company's Registration Statement on Form S-18 dated as of September 12, 1989

     (3)(ii) Certificate of Amendment of Certificate of Incorporation dated as of March 21, 1994, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (3)(iii) Certificate of Amendment of Certificate of Incorporation dated as of May 13, 1994, which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (3)(iv) Certificate of Amendment of Certificate of Incorporation dated as of September 24, 1997, which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

     (3)(v) The Company's Bylaws, as amended, which are incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (4)(i) Description of the Company's common stock and other securities and specimen certificates representing such securities which are incorporated by reference from the Company's Registration Statement on Form S-18 dated as of September 12, 1989, as amended

     (4)(ii) Certificate of Designation of Rights and Preferences of Series A Preferred Stock, filed with the Secretary of State of Delaware on September 24, 1997, which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

     (4)(iii) Certificate of Designation of Rights and Preferences of Series B Convertible Preferred Stock, filed with the Secretary of State of Delaware on October 27, 1997, which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

     (4)(iv) Certificate of Designation of Rights and Preferences of 5% Series C Convertible Preferred Stock, filed with the Secretary of State of Delaware on October 24, 1997, which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

     (4)(v) Certificate of Designation of Rights and Preferences of Series D 4% Convertible Preferred Stock, filed with the secretary of State of Delaware on August 27, 1998, which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998

     (4)(vi) Certificate of Designation of Rights and Preferences of Series E 4% Convertible Preferred Stock, filed with the secretary of State of Delaware on October 15, 1998, which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998

     (9)(i) Voting Trust Agreement dated as of December 10, 1993 by and among Phonic Technologies, Inc., Stephen M. Studdert, Thomas A. Murdock and Roger D. Dudley, which is incorporated by reference from the Company's Current Report on Form 8-K dated as of June 17, 1994

     (9)(ii)  Amendment  of Voting  Trust  Agreement  by and among the  Company,
          Stephen M. Studdert, Thomas A. Murdock, Roger D. Dudley, Beesmark Investments, L.C., Studdert Companies Corporation, and Thomas A.
          Murdock as Trustee, dated as of October 23, 1995, incorporated by reference from the Company's Current Report on Form 8-K dated as of October 23, 1995

     (9)(iii) Second Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger D. Dudley, Beesmark Investments, L.C., Studdert Companies Corporation, and Thomas
          A. Murdock as Trustee, dated as of July 2, 1996, incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (9)(iv) Third Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger D. Dudley, Beesmark Investments, L.C., Studdert

          Companies Corporation, and Thomas A. Murdock as Trustee, dated as of September 20, 1996, incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (9)(v) Fourth Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger D. Dudley, Beesmark Investments, L.C., Studdert Companies Corporation, and Thomas A. Murdock as Trustee, dated as of September 20, 1996, incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(i) Product Development and Assignment Agreement dated as of October 16, 1993 between Phonic Technologies, Inc. and Synergetics, Inc., which is incorporated by reference from the Company's Current Report on Form 8-K dated as of June 17, 1994

     (10)(ii) Re-Stated Product Development and Assignment Agreement dated as of March 30, 1995, between Fonix Corporation and Synergetics, Inc., which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

     (10)(iii) Memorandum of Understanding dated as of March 13, 1997, by and among the Company, Synergetics, Inc. and C. Hal Hansen, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(iv) Employment Agreement by and between the Company and Stephen M. Studdert, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(v) Employment Agreement by and between the Company and Thomas A. Murdock, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(vi) Employment Agreement by and between the Company and Roger D. Dudley, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

     (10)(vii)Restated Master Agreement for Joint Collaboration between the Company and Siemens, dated November 14, 1997, as revised, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (10)(viii) Restated First Statement of Work and License Agreement between the Company and Siemens, dated February 11, 1998, as revised, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (10)(ix) Master Technology Collaboration Agreement between the Company and OGI, dated October 14, 1997, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (10)(x) Common stock Purchase Agreement among the Company and JNC Opportunity Fund Ltd. and Diversified Strategies Fund, LP, dated as of March 9, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (10)(xi) Common stock Purchase Agreement between the Company and Thomson Kernaghan & Co., dated as of March 9, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

                                   Page 56 of

     (10)(xii) Royalty Modification Agreement among the Company and Synergetics, dated as of April 6, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (10)(xiii) Purchase Agreement with John Oberteuffer and the Company dated April 9, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (10)(xiv)Employment Agreement by and between the Company and John A. Oberteuffer, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (10)(xv) First Amendment to Master Agreement for Joint Collaboration between the Company and Siemens, dated February 13, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (10)(xvi)Second Amendment to Master Agreement for Joint Collaboration between the Company and Siemens, dated March 13, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

     (10)(vii) Series D Convertible Preferred Stock Purchase Agreement Among Fonix corporation, JNC Opportunity Fund, Ltd., Diversified Strategies Fund, L.P., Dominion Capital Fund, Ltd., Sovereign Partners, LP, Canadian Advantage Limited Partnership and Thomson Kernaghan & Co. (as agent) dated as of August 31, 1998, incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998

          (10)(xviiSeries E Convertible Preferred Stock Exchange and Purchase Agreement among Fonix corporation, Sovereign Partners, LP and Dominion Capital Fund, Ltd., dated as of September 30, 1998, incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998

          (10)(xix)Securities Purchase Agreement among Fonix Corporation and JNC Strategic Fund, dated December 21, 1998 for 1,801,802 shares of common stock and Repricing Rights, incorporated by reference from Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-67573)

          (10)(xx) Securities Purchase Agreement among Fonix Corporation and the investors identified therein dated January 29, 1999, as supplemented on March 3, 1999, concerning sales of $6,500,000 principal amount of Series C 5% Convertible Debentures, incorporated by reference from Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-67573)

          (22) Subsidiaries of Registrant

          (23)(i) Consent of Arthur Andersen LLP

          (23)(ii) Consent of Deloitte & Touche LLP

          (23)(iii) Consent of Pritchett Siler & Hardy, P.C.

          (27) Financial Data Schedule

(B) Reports filed on Form 8-K during the last quarter of the fiscal year ended December 31, 1998:

     On November 13, 1998, the Company filed a Current Report on Form 8-K to report the acquisition of Papyrus and to file the Agreements and Plans of Merger with the two acquired companies.

     On November 16, 1998, the Company filed a Current Report on Form 8-K to file financial information relating to the Company's acquisition of Articulate, previously reported by the Company in a Current Report on Form 8-K filed on September 17, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April 1999.

                                         Fonix Corporation


Date:   April 14, 1999                   By:   /s/ Thomas A. Murdock
     ------------------                    -----------------------------
                                          Thomas A. Murdock, President and
                                            Chief Executive Officer


Date:   April 14, 1999                   By:    /s/ Douglas L. Rex
     ------------------                    -----------------------------
                                          Douglas L. Rex, Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


  /s/ Thomas A. Murdock                    /s/ Stephen M. Studdert
--------------------------------        --------------------------------
Thomas A. Murdock, President and        Stephen M. Studdert, Director
       Chief Executive Officer

April 12, 1999                          April 8, 1999
--------------------------------        -------------------------------
Date                                    Date


  /s/ Roger D. Dudley                     /s/ Joseph Verner Reed
--------------------------------        --------------------------------
Roger D. Dudley, Director               Ambassador Joseph Verner Reed, Director

April 9, 1999                           April 8, 1999
--------------------------------        -------------------------------
Date                                    Date


/s/ Reginald K. Brack
--------------------------------
Reginald K. Brack, Director

April 9, 1999
--------------------------------
Date


 /s/ John A. Oberteuffer                 /s/ Rick D. Nydegger
--------------------------------        --------------------------------
John A. Oberteuffer, Ph.D.              Rick D. Nydegger, Director

 April 12, 1999                         April 12, 1999
--------------------------------        -------------------------------
Date                                    Date

                                   EXHIBIT 22

                           SUBSIDIARIES OF REGISTRANT

     Fonix Systems Corporation, a Utah corporation, wholly owned by the Company

     Fonix/AcuVoice, Inc., a Utah corporation, wholly owned by the Company

     Fonix/Articulate, Inc., a Utah corporation, wholly owned by the Company

     Fonix/Papyrus Inc., a Utah corporation, wholly owned by the Company

                                TABLE OF CONTENTS








REPORT   OF   INDEPENDENT    PUBLIC    ACCOUNTANTS
    (ARTHUR    ANDERSEN   LLP)...............................................F-2

INDEPENDENT AUDITORS' REPORT (DELOITTE & TOUCHE LLP).........................F-3

INDEPENDENT AUDITORS' REPORT (PRITCHETT, SILER & HARDY, P.C.)................F-4

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 1998 and 1997.................F-5

Consolidated Statements of Operations for the Years Ended December
  31, 1998, 1997 and 1996 and for the Period from October 1, 1993
  (Date of Inception) to December 31, 1998...................................F-6

Consolidated Statements of Stockholders' Equity for the Years
  ended December 31, 1998, 1997 and 1996 and for the Period
  from October 1, 1993 (Date of Inception) to December 31, 1998..............F-7

Consolidated Statements of Cash Flows for the Years Ended December
  31, 1998,  1997 and 1996 and for the Period from October 1, 1993
  (Date of Inception) to December 31, 1998..................................F-10

Notes to Consolidated Financial Statements .................................F-12

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fonix Corporation:

We have audited the accompanying consolidated balance sheets of Fonix Corporation (a Delaware corporation in the development stage) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception (October 1, 1993) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 1996 and for the period from inception (October 1, 1993) to December 31, 1996, were audited by other auditors whose report dated March 28, 1997, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from inception (October 1, 1993) to December 31, 1996 reflect a net loss of $19,841,807 of the total inception to date net loss of $85,414,537. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors for the cumulative information for the period from inception (October 1, 1993) to December 31, 1996, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fonix Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years then ended and for the period from inception (October 1, 1993) to December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has generated no significant recurring revenues through December 31,1998 and has incurred significant recurring losses since its inception. The Company expects these losses to continue at least through December 31, 1999. As of December 31, 1998, the Company has an accumulated deficit of $92,933,777, negative working capital of $14,678,975, demand and other notes currently due of $29,438,218 (some of which are in default) and $1,965,490 of accounts payable over 60 days past due. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
April 14, 1999

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
   and Shareholders of
Fonix Corporation
Salt Lake City, Utah

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Fonix Corporation and subsidiary (a development stage company) (the Company) for the year ended December 31, 1996, and for the period from October 1, 1993 (date of inception) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company's consolidated financial statements for the period from October 1, 1993 (date of inception) to December 31, 1995 were audited by other auditors whose report, dated March 4, 1996, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period October 1, 1993 (date of inception) through December 31, 1995 reflect a net loss of $12,012,299 of the total inception to date net loss. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audit and the report of other auditors, such financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 1996, and for the period from October 1, 1993 (date of inception) to December 31, 1996, in conformity with generally accepted accounting principles.

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


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

Salt Lake City, Utah
March 28, 1997

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Fonix Corporation
Salt Lake City, Utah


We have audited the consolidated statements of operations, stockholders' equity and cash flows of Fonix Corporation and subsidiary [a development stage company] for the year ended December 31, 1995, and for the period from October 1, 1993 (date of inception) to December 31, 1995 (these financial statements are not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Fonix Corporation and subsidiary (a development stage company) for the period from October 1, 1993 (date of inception) to December 31, 1995 in conformity with generally accepted accounting principles.

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is still in the development stage and has suffered recurring losses which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ PRITCHETT, SILER & HARDY, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 4, 1996

                                Fonix Corporation
                          [A Development Stage Company]

                           CONSOLIDATED BALANCE SHEETS



                                                                                           December 31,   December 31,
                                                                                              1998           1997
                                                                                         --------------- --------------
ASSETS
------
Current assets:
      Cash and cash equivalents                                                            $ 20,045,539   $ 20,501,676
      Notes receivable                                                                          245,000        600,000
      Accounts receivable, net of allowance for doubtful accounts of $8,115                     219,908              -
      Employee advances                                                                          67,231              -
      Interest and other receivables                                                              8,276         14,919
      Inventory                                                                                  77,386              -
      Prepaid expenses                                                                           51,866         32,094
                                                                                         --------------- --------------

          Total current assets                                                               20,715,206     21,148,689

Property and equipment, net of accumulated depreciation of
   $1,195,390 and $464,100, respectively                                                      2,328,012      1,567,279

Intangible assets, net of accumulated amortization of $2,599,554
   and $25,509, respectively                                                                 38,816,421        138,951

Other assets                                                                                    130,288         39,647
                                                                                         --------------- --------------

          Total assets                                                                     $ 61,989,927   $ 22,894,566
                                                                                         =============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
      Bank overdraft                                                                       $    138,034   $          -
      Revolving notes payable                                                                20,038,193     18,612,272
      Notes payable - related parties                                                         8,491,880        551,510
      Notes payable - other                                                                     560,000              -
      Accounts payable                                                                        3,536,074        291,638
      Accrued liabilities                                                                       981,774        505,619
      Accrued liabilities - related parties                                                     900,004        459,502
      Deferred revenues                                                                         695,997              -
      Capital lease obligation - current portion                                                 52,225         49,325
                                                                                         --------------- --------------

          Total current liabilities                                                          35,394,181     20,469,866

Capital lease obligation, net of current portion                                                      -         52,225
                                                                                         --------------- --------------

          Total liabilities                                                                  35,394,181     20,522,091
                                                                                         --------------- --------------

Common stock and related repricing rights subject to redemption; 1,801,802 shares and repricing rights outstanding in 1998 (aggregate redemption
   value of $2,500,000                                                                        1,830,000              -
                                                                                         --------------- --------------

Commitments and contingencies (Notes 1, 7, 12, 14, 16, 17 and 20)

Stockholders' equity:
      Preferred stock, $.0001 par value;  100,000,000 shares authorized;
          Series A, convertible; 166,667 shares outstanding
               (aggregate liquidation preference of $6,055,012)                                 500,000        500,000
          Series B, 5% cumulative convertible; 27,500 shares outstanding in 1997
               (aggregate liquidation preference of $555,197)                                         -        667,659
          Series C, 5% cumulative convertible; 185,000 shares outstanding in 1997
               (aggregate liquidation preference of $3,734,550)                                       -      4,644,785
          Series D, 4% cumulative convertible; 1,008,334 shares outstanding
               in 1998 (aggregate liquidation preference of $20,441,828)                     22,200,936              -
          Series E, 4% cumulative convertible; 135,072 shares outstanding in 1998
               (aggregate liquidation preference of $2,739,403)                               3,257,886              -
      Common stock, $.0001 par value; 100,000,000 shares authorized;
          64,324,480 and 43,583,875 shares outstanding, respectively                              6,432          4,358
      Additional paid-in capital                                                             88,517,711     38,637,059
      Outstanding warrants                                                                    3,323,258      2,936,360
      Deferred consulting expense                                                              (106,700)             -
      Deficit accumulated during the development stage                                      (92,933,777)   (45,017,746)
                                                                                         --------------- --------------

          Total stockholders' equity                                                         24,765,746      2,372,475
                                                                                         --------------- --------------

          Total liabilities and stockholders' equity                                       $ 61,989,927   $ 22,894,566
                                                                                         =============== ==============


          See accompanying notes to consolidated financial statements.

                                Fonix Corporation
                          [A Development Stage Company]

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      October 1,
                                                                                                         1993
                                                                  Years Ended December 31,           (Inception) to
                                                      -------------------------------------------     December 31,
                                                          1998            1997            1996           1998
                                                      ------------    ------------    -----------    ------------
Revenues                                              $  2,889,684    $       --      $      --      $  2,889,684
Cost of revenues                                            76,344            --             --            76,344
                                                      ------------    ------------    -----------    ------------
      Gross margin                                       2,813,340            --             --         2,813,340
                                                      ------------    ------------    -----------    ------------

Expenses:
      Product development and research                  13,620,748       7,066,294      4,758,012      31,558,041
      Purchased in-process research and development     13,136,000            --             --        13,136,000
      Selling, general and administrative               12,612,015      12,947,112      3,530,400      34,858,685
                                                      ------------    ------------    -----------    ------------
           Total expenses                               39,368,763      20,013,406      8,288,412      79,552,726
                                                      ------------    ------------    -----------    ------------
Loss from operations                                   (36,555,423)    (20,013,406)    (8,288,412)    (76,739,386)
                                                      ------------    ------------    -----------    ------------

Other income (expense):
      Interest income                                    1,075,324       1,199,610      1,180,259       3,667,391
      Interest expense                                  (1,527,106)     (2,758,288)      (721,355)     (5,379,649)
      Cancellation of common stock reset provision      (6,111,577)           --             --        (6,111,577)
                                                      ------------    ------------    -----------    ------------
           Total other income (expense), net            (6,563,359)     (1,558,678)       458,904      (7,823,835)
                                                      ------------    ------------    -----------    ------------
Loss before extraordinary items                        (43,118,782)    (21,572,084)    (7,829,508)    (84,563,221)

Extraordinary items:
      Loss on extinguishment of debt                          --          (881,864)          --          (881,864)
      Gain on forgiveness of debt                             --              --             --            30,548
                                                      ------------    ------------    -----------    ------------
Net loss                                              $(43,118,782)   $(22,453,948)   $(7,829,508)   $(85,414,537)
                                                      ============    ============    ===========    ============


Basic and diluted net loss per common share           $      (0.91)   $     (0.59)   $      (0.21)
                                                      ============    ===========    ============


          See accompanying notes to consolidated financial statements.

                                Fonix Corporation
                          [A Development Stage Company]


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                    Series A                Series B                 Series C
                                                                 Preferred Stock         Preferred Stock         Preferred Stock
                                                                 ---------------         ---------------         ---------------
                                                                Shares      Amount      Shares      Amount      Shares      Amount
                                                                ------      ------      ------      ------      ------      ------

Balance, December 31, 1992                                           -      $    -           -      $    -           -      $    -

Reverse stock split one share for ninety shares                      -           -           -           -           -           -

Restatement for reverse acquisition of fonix
  corporation by Phonic Technologies, Inc.                           -           -           -           -           -           -
                                                                ------      ------      ------      ------      ------      ------
Balance, October 1, 1993 (date of inception)                         -           -           -           -           -           -

Net loss for the period October 1, 1993
  (date of inception) to December 31, 1993                           -           -           -           -           -           -
                                                                ------      ------      ------      ------      ------      ------
Balance, December 31, 1993                                           -           -           -           -           -           -


Acquisition of Taris, Inc.                                           -           -           -           -           -           -

Shares issued for services at $.14 to $.18 per share                 -           -           -           -           -           -

Shares issued for services at $.25 per share                         -           -           -           -           -           -

Shares issued for conversion of notes payable
  and interest payable at $.04 per share                             -           -           -           -           -           -

Shares issued for cash at $1.19 to $3.13 per
  share, less offering costs of $368,450                             -           -           -           -           -           -

Net loss for the year ended December 31, 1994                        -           -           -           -           -           -
                                                                ------      ------      ------      ------      ------      ------
Balance, December 31, 1994                                           -           -           -           -           -           -

Shares issued during the year for cash at $.45 to
  $2.50 per share, less offering costs of $ 267,714                  -           -           -           -           -           -

Shares issued during the year for services
  rendered and cancellation of accounts payable
  at $.55 to $1.55 per share                                         -           -           -           -           -           -

Warrants issued during the year for  cancellation
  of accounts  payable at $.033
  per warrant (additional compensation expense
  of $2,282,900 or $.62 per share was recorded)                      -           -           -           -           -           -

Shares issued during the year upon conversion of
  warrants for cancellation of accounts
  payable at $.35 per share                                          -           -           -           -           -           -

Warrants issued during the year for cash at $.0033 to
  $.10 per warrant, less offering costs of$5,040                     -           -           -           -           -           -

Shares issued during the year upon conversion of
  warrants for cash at $.50 to $1.00 per share                       -           -           -           -           -           -

Forgiveness of debt with related parties                             -           -           -           -           -           -

Net loss for the year ended December 31, 1995                        -           -           -           -           -           -
                                                                ------      ------      ------      ------      ------      ------
Balance, December 31, 1995                                           -           -           -           -           -           -



                                                                    Series D          Series E
                                                                Preferred Stock   Preferred Stock            Common Stock
                                                                ---------------   ---------------   ------------------------------
                                                                Shares   Amount   Shares   Amount      Shares            Amount
                                                                ------   ------   ------   ------   -------------    -------------
Balance, December 31, 1992                                           -   $     -       -   $    -     37,045,000     $      3,704

Reverse stock split one share for ninety shares                      -         -       -        -    (36,633,389)          (3,663)

Restatement for reverse acquisition of fonix
  corporation by Phonic Technologies, Inc.                           -         -       -        -      9,983,638              999
                                                                ------   ------   ------   ------   -------------    -------------
Balance, October 1, 1993 (date of inception)                         -         -       -        -     10,395,249            1,040

Net loss for the period October 1, 1993
  (date of inception) to December 31, 1993                           -         -       -        -              -                -
                                                                ------   ------   ------   ------   -------------    -------------

Balance, December 31, 1993                                           -         -       -        -     10,395,249            1,040


Acquisition of Taris, Inc.                                           -         -       -        -        411,611               41

Shares issued for services at $.14 to $.18 per share                 -         -       -        -      1,650,000              165

Shares issued for services at $.25 per share                         -         -       -        -         20,000                2

Shares issued for conversion of notes payable
  and interest payable at $.04 per share                             -         -       -        -      3,900,000              390

Shares issued for cash at $1.19 to $3.13 per
  share, less offering costs of $368,450                             -         -       -        -      1,819,293              181

Net loss for the year ended December 31, 1994                        -         -       -        -              -                -
                                                                ------   ------   ------   ------   -------------    -------------
Balance, December 31, 1994                                           -         -       -        -     18,196,153            1,819


Shares issued during the year for cash at $.45 to $2.50
  per share, less offering costs of $ 267,714                        -         -       -        -      6,442,538              645

Shares issued during the year for services
  rendered and cancellation of accounts payable
  at $.55 to $1.55 per share                                         -         -       -        -        516,630               52

Warrants issued during the year for
  cancellation of accounts payable at $.033
  per warrant (additional compensation expense
  of $2,282,900 or $.62 per share was recorded)                      -         -       -        -              -                -

Shares issued during the year upon conversion of
  warrants for cancellation of
  accounts payable at $.35 per share                                 -         -       -        -      3,700,000              370

Warrants issued during the year for cash at $.0033 to
  $.10 per warrant, less offering costs of$5,040                     -         -       -        -              -                -

Shares issued during the year upon conversion of
  warrants for cash at $.50 to $1.00 per share                       -         -       -        -        550,000               55

Forgiveness of debt with related parties                             -         -       -        -              -                -

Net loss for the year ended December 31, 1995                        -         -       -        -              -                -
                                                                ------   ------   ------   ------   -------------    -------------
Balance, December 31, 1995                                           -         -       -        -     29,405,321            2,941



                                                                                                         Deficit
                                                                                           Deferred    Accumulated
                                                                Additional                 Consult-    During the
                                                                 Paid-in     Outstanding      ing      Development
                                                                 Capital       Warrants    Expense        Stage          Total
                                                              -------------  -----------   --------   -------------   -----------
Balance, December 31, 1992                                    $    136,659   $        -    $     -    $    (29,495)   $  110,868

Reverse stock split one share for ninety shares                      3,663            -          -               -             -

Restatement for reverse acquisition of fonix
  corporation by Phonic Technologies, Inc.                        (141,362)           -          -          29,495      (110,868)
                                                              -------------  -----------   --------   -------------   -----------
Balance, October 1, 1993 (date of inception)                        (1,040)           -          -               -             -

Net loss for the period October 1, 1993
  (date of inception) to December 31, 1993                               -            -          -      (1,782,611)   (1,782,611)
                                                              -------------  -----------   --------   -------------   -----------

Balance, December 31, 1993                                          (1,040)           -          -      (1,782,611)   (1,782,611)

Acquisition of Taris, Inc.                                           1,240            -          -               -         1,281

Shares issued for services at $.14 to $.18 per share               249,835            -          -               -       250,000

Shares issued for services at $.25 per share                         4,998            -          -               -         5,000

Shares issued for conversion of notes payable
  and interest payable at $.04 per share                           156,515            -          -               -       156,905

Shares issued for cash at $1.19 to $3.13 per
  share, less offering costs of $368,450                         3,315,874            -          -               -     3,316,055

Net loss for the year ended December 31, 1994                            -            -          -      (3,914,339)   (3,914,339)
                                                              -------------  -----------   --------   -------------   -----------
Balance, December 31, 1994                                       3,727,422            -          -      (5,696,950)   (1,967,709)

Shares issued during the year for cash at $.45 to
  $2.50 per share, less offering costs of $267,714               4,509,542            -          -               -     4,510,187

Shares issued during the year for services
  rendered and cancellation of accounts payable
  at $.55 to $1.55 per share                                       355,319            -          -               -       355,371

Warrants issued during the year for
  cancellation of accounts payable at $.033
  per warrant (additional compensation expense
  of $2,282,900 or $.62 per share was recorded)                          -    2,405,000          -               -     2,405,000

Shares issued during the year upon conversion of
  warrants for cancellation of accounts
  payable at $.35 per share                                      3,699,630   (2,405,000)         -               -     1,295,000

Warrants issued during the year for cash at $.0033 to
  $.10 per warrant, less offering costs of$5,040                         -       45,360          -               -        45,360

Shares issued during the year upon conversion of
  warrants for cash at $.50 to $1.00 per share                     519,945      (45,000)         -               -       475,000

Forgiveness of debt with related parties                           506,874            -          -               -       506,874

Net loss for the year ended December 31, 1995                            -            -          -      (6,315,349)   (6,315,349)
                                                              -------------  -----------   --------   -------------   -----------
Balance, December 31, 1995                                      13,318,732          360          -     (12,012,291)    1,309,734


          See accompanying notes to consolidated financial statements

                                Fonix Corporation
                          [A Development Stage Company]

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Series A                   Series B                   Series C
                                                       Preferred Stock            Preferred Stock             Preferred Stock
                                                       ---------------            ---------------             ---------------
                                                     Shares       Amount        Shares        Amount        Shares        Amount
                                                  ------------  ------------  ------------  ------------  ------------  -----------


Shares issued during the year for finders' fees
  at $1.52 to $2.72 per share                               -  $          -             -   $         -             -   $         -

Shares issued during the year upon conversion
  of warrants for cash at $.50 per share                    -             -             -             -             -             -

Shares issued during the year for cash at $.48
  to $3.38 per share, less offering costs of
  $2,033,286                                                -             -             -             -             -             -

Net loss for the year ended December 31, 1996               -             -             -             -             -             -
                                                  ------------  ------------  ------------  ------------  ------------  -----------
Balance, December 31, 1996                                  -             -             -             -             -             -

Shares issued for services at $3.75 to $5.31
  per share                                                 -             -             -             -             -             -

Shares issued for services at $6.50 to
  $8.38 per share                                           -             -             -             -             -             -

Warrants issued during the year for services                -             -             -             -             -             -

Shares issued upon the exercise of warrants
  for services at $2.00 per share                           -             -             -             -             -             -

Shares issued during the year for cash at
  $2.50 per share                                           -             -             -             -             -             -

Warrants issued during the year in connection
  with the issuance of a convertible debenture
  and convertible preferred stock                           -             -             -             -             -             -

Shares issued upon conversion of convertible
  debenture to common shares                                -             -             -             -             -             -

Series B preferred shares issued for
  extinguishment of convertible debenture at
  $20 stated value per share                                -             -       108,911     2,178,213             -             -

Sale of Series C preferred shares and
  warrants, less cash fees of $201,500                      -             -             -             -       187,500     2,948,500

Sale of Series B preferred shares for cash,
  less cash fees of $145,000                                -             -       125,000     2,355,000             -             -

Capital contribution in connection with
  put options                                               -             -             -             -             -             -

Beneficial conversion features of Series B
  convertible debenture                                     -             -             -             -             -             -

Series A preferred shares issued upon
  conversion of convertible debenture at
  $3 per share                                        166,667       500,000             -             -             -             -

Conversion of Series B and Series C
  preferred shares to common shares                         -             -      (206,411)   (4,828,488)       (2,500)      (62,772)

Shares issued during the year in connection
  with exercise of options at $2.97 per share               -             -             -             -             -             -

Shares issued during the year in connection
  with the exercise of warrants at $.50
  per share                                                 -             -             -             -             -             -

Accretion of Series C preferred stock                       -             -             -             -             -       600,000

Dividends on preferred stock                                -       $     -             -     $ 962,934             -   $ 1,159,057

Net loss for the year ended December 31, 1997               -             -             -             -             -             -
                                                  ------------  ------------  ------------  ------------  ------------  ------------


                                                             Series D                   Series E
                                                         Preferred Stock           Preferred Stock               Common Stock
                                                         ---------------           ---------------         -----------------------
                                                     Shares        Amount        Shares         Amount       Shares        Amount
                                                  ------------  ------------  ------------  ------------  ------------  ------------


Shares issued during the year for finders' fees
  at $1.52 to $2.72 per share                               -   $         -             -   $         -       420,000   $        42

Shares issued during the year upon conversion
  of warrants for cash at $.50 per share                    -             -             -             -        60,000             6

Shares issued during the year for cash at $.48
  to $3.38 per share, less offering costs of
  $2,033,286                                                -             -             -             -    11,741,242         1,174

Net loss for the year ended December 31, 1996               -             -             -             -             -             -
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1996                                  -             -             -             -    41,626,563         4,163

Shares issued for services at $3.75 to $5.31
  per share                                                 -             -             -             -        87,500             9

Shares issued for services at $6.50 to
  $8.38 per share                                           -             -             -             -       505,000            50

Warrants issued during the year for services                -             -             -             -             -             -

Shares issued upon the exercise of warrants
  for services at $2.00 per share                           -             -             -             -       150,000            15

Shares issued during the year for cash at
  $2.50 per share                                           -             -             -             -       150,000            15

Warrants issued during the year in connection
  with the issuance of a convertible debenture
  and convertible preferred stock                           -             -             -             -             -             -

Shares issued upon conversion of convertible
  debenture to common shares                                -             -             -             -       145,747            15

Series B preferred shares issued for
  extinguishment of convertible debenture at
  $20 stated value per share                                -             -             -             -             -             -

Sale of Series C preferred shares and
  warrants, less cash fees of $201,500                      -             -             -             -             -             -

Sale of Series B preferred shares for cash,
  less cash fees of $145,000                                -             -             -             -             -             -

Capital contribution in connection with
  put options                                               -             -             -             -             -             -

Beneficial conversion features of Series B
  convertible debenture                                     -             -             -             -             -             -

Series A preferred shares issued upon
  conversion of convertible debenture at
  $3 per share                                              -             -             -             -             -             -

Conversion of Series B and Series C
  preferred shares to common shares                         -             -             -             -       804,065            80

Shares issued during the year in connection
  with exercise of options at $2.97 per share               -             -             -             -        15,000             1

Shares issued during the year in connection
  with the exercise of warrants at $.50                     -             -             -             -       100,000            10
  per share

Accretion of Series C preferred stock                       -             -             -             -             -             -

Dividends on preferred stock                                -       $     -             -       $     -             -    $        -

Net loss for the year ended December 31, 1997               -             -             -             -             -             -
                                                  ------------  ------------  ------------  ------------  ------------  ------------

                                                                                             Deficit
                                                                               Deferred     Accumulated
                                                    Additional                  Consult-     During the
                                                      Paid-in   Outstanding       ing       Development
                                                      Capital     Warrants      Expense        Stage          Total
                                                  ------------  ------------  ------------  ------------  ------------


Shares issued during the year for finders' fees
  at $1.52 to $2.72 per share                         901,478   $         -   $         -   $         -   $   901,520

Shares issued during the year upon conversion
  of warrants for cash at $.50 per share               29,994             -             -             -        30,000

Shares issued during the year for cash at $.48
  to $3.38 per share, less offering costs of
  $2,033,286                                       11,857,269             -             -             -    11,858,443

Net loss for the year ended December 31, 1996               -             -             -    (7,829,508)   (7,829,508)
                                                  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1996                         26,107,473           360             -   (19,841,807)    6,270,189

Shares issued for services at $3.75 to $5.31
  per share                                           366,710             -             -             -       366,719

Shares issued for services at $6.50 to
  $8.38 per share                                   3,426,202             -             -             -     3,426,252

Warrants issued during the year for services                -     1,165,500             -             -     1,165,500

Shares issued upon the exercise of warrants
  for services at $2.00 per share                     689,085      (389,100)            -             -       300,000

Shares issued during the year for cash at
  $2.50 per share                                   1,256,235             -             -             -     1,256,250

Warrants issued during the year in connection
  with the issuance of a convertible debenture
  and convertible preferred stock                           -     1,559,600             -             -     1,559,600

Shares issued upon conversion of convertible
  debenture to common shares                          857,835             -             -             -       857,850

Series B preferred shares issued for
  extinguishment of convertible debenture at
  $20 stated value per share                                -             -             -             -     2,178,213

Sale of Series C preferred shares and
  warrants, less cash fees of $201,500                      -       600,000             -             -     3,548,500

Sale of Series B preferred shares for cash,
  less cash fees of $145,000                                -             -             -             -     2,355,000

Capital contribution in connection with
  put options                                         500,000             -             -             -       500,000

Beneficial conversion features of Series B
  convertible debenture                               427,850             -             -             -       427,850

Series A preferred shares issued upon
  conversion of convertible debenture at
  $3 per share                                              -             -             -             -       500,000

Conversion of Series B and Series C
  preferred shares to common shares                 4,891,180             -             -             -             -

Shares issued during the year in connection
  with exercise of options at $2.97 per share          44,499             -             -             -        44,500

Shares issued during the year in connection
  with the exercise of warrants at $.50                49,900             -             -             -        50,000
  per share

Accretion of Series C preferred stock                       -             -             -      (600,000)            -

Dividends on preferred stock                        $       -       $     -      $      -   $(2,121,991)    $       -

Net loss for the year ended December 31, 1997               -             -             -   (22,453,948)  (22,453,948)
                                                  ------------  ------------  ------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                                Fonix Corporation
                          [A Development Stage Company]

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                           Series A                   Series B                   Series C
                                                       Preferred Stock            Preferred Stock             Preferred Stock
                                                       ---------------            ---------------             ---------------
                                                     Shares       Amount        Shares        Amount        Shares        Amount
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1997                            166,667       500,000        27,500       667,659       185,000     4,644,785

Shares issued for debt costs at $1.44 per share             -             -             -             -             -             -

Options issued during the year for services                 -             -             -             -             -             -

Shares issued during the year for patent                    -             -             -             -             -             -

Warrants issued during the year for cash                    -             -             -             -             -             -

Shares issued upon the exercise of options
  and warrants                                              -             -             -             -             -             -

Shares issued during the year for cash at $4.50
  per share, less issuance costs of $1,033,846              -             -             -             -             -             -

Shares issued during the year in connection
  with the acquisitions of AcuVoice, Articulate
  and Papyrus                                               -             -             -             -             -             -

Sale of Series D preferred shares, less
  issuance costs of $546,154                                -             -             -             -             -             -

Sale of Series E preferred shares, less
  issuance costs of $50,000                                 -             -             -             -             -             -

Exchange of Series D for Series E preferred
  stock                                                     -             -             -             -             -             -

Conversions of preferred stock to common
  stock                                                     -             -       (27,500)     (676,190)     (185,000)   (4,767,913)

Shares issued in connection with the
  relinquishment of a reset provision                       -             -             -             -             -             -

Expiration of warrants                                      -             -             -             -             -             -

Amortization of deferred consulting
  expense                                                   -             -             -             -             -             -

Dividends on preferred stock                                -             -             -         8,531             -       123,128

Net loss for the year ended December
  31, 1998                                                  -             -             -             -             -             -
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1998                            166,667     $ 500,000             -     $       -             -     $       -
                                                  ============  ============  ============  ============  ============  ============



                                                             Series D                   Series E
                                                         Preferred Stock           Preferred Stock               Common Stock
                                                         ---------------           ---------------         -----------------------
                                                     Shares        Amount        Shares         Amount       Shares        Amount
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1997                                  -             -             -             -    43,583,875         4,358

Shares issued for debt costs at $1.44 per share             -             -             -             -        35,000             4

Options issued during the year for services                 -             -             -             -             -             -

Shares issued during the year for patent                    -             -             -             -        24,814             3

Warrants issued during the year for cash                    -             -             -             -             -             -

Shares issued upon the exercise of options
  and warrants                                              -             -             -             -       265,000            27

Shares issued during the year for cash at $4.50
  per share, less issuance costs of $1,033,846              -             -             -             -     4,000,000           400

Shares issued during the year in connection
  with the acquisitions of AcuVoice, Articulate
  and Papyrus                                               -             -             -             -    10,944,081         1,094

Sale of Series D preferred shares, less
  issuance costs of $546,154                          500,000    10,453,846             -             -             -             -

Sale of Series E preferred shares, less
  issuance costs of $50,000                                 -             -       100,000     1,950,000             -             -

Exchange of Series D for Series E preferred
  stock                                              (150,000)   (3,079,167)      150,000     3,079,167             -             -

Conversions of preferred stock to common
  stock                                                     -             -      (114,928)   (2,777,292)    4,081,234           407)

Shares issued in connection with the
  relinquishment of a reset provision                 608,334    11,166,668             -             -     1,390,476           139

Expiration of warrants                                      -             -             -             -             -             -

Amortization of deferred consulting
  expense                                                   -             -             -             -             -             -

Dividends on preferred stock                                -     3,659,579             -     1,006,011             -             -

Net loss for the year ended December
  31, 1998                                                  -             -             -             -             -             -
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1998                          1,008,334   $22,200,936       135,072    $3,257,886   $64,324,480     $   6,432
                                                  ============  ============  ============  ============  ============  ============


                                                                                             Deficit
                                                                               Deferred     Accumulated
                                                    Additional                  Consult-     During the
                                                      Paid-in   Outstanding       ing       Development
                                                      Capital     Warrants      Expense        Stage          Total
                                                  ------------  ------------  ------------  ------------  ------------

Balance, December 31, 1997                         38,637,059     2,936,360             -   (45,017,746)    2,372,475

Shares issued for debt costs at $1.44 per share        50,310             -             -             -        50,314

Options issued during the year for services           320,100             -      (320,100)            -             -

Shares issued during the year for patent              100,804             -             -             -       100,807

Warrants issued during the year for cash                    -       472,928             -             -       472,928

Shares issued upon the exercise of options
  and warrabnts                                       505,333           360)            -             -       505,000

Shares issued during the year for cash at $4.50
  per share, less issuance costs of $1,033,846     16,965,754             -             -             -    16,966,154

Shares issued during the year in connection with
  the acquisitions of AcuVoice, Articulate
  and Papyrus                                      28,686,933             -             -             -    28,688,027

Sale of Series D preferred shares, less
  issuance costs of $546,154                                -             -             -             -    10,453,846

Sale of Series E preferred shares, less
  issuance costs of $50,000                                 -             -             -             -     1,950,000

Exchange of Series D for Series E
  preferred stock                                           -             -             -             -             -

Conversions of preferred stock to common stock      8,220,988             -             -             -             -

Shares issued in connection with the
  relinquishment of a reset provision              (5,055,240)            -             -             -     6,111,577

Expiration of warrants                                 85,670       (85,670)            -             -             -

Amortization of deferred consulting expense                 -             -       213,400             -       213,400

Dividends on preferred stock                                -             -             -    (4,797,249)            -

Net loss for the year ended December 31, 1998               -             -             -   (43,118,782)  (43,118,782)
                                                  ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1998                        $88,517,711    $3,323,258     $(106,700) $(92,933,777) $ 24,765,746
                                                  ============  ============  ============  ============ =============


          See accompanying notes to consolidated financial statements.

                                Fonix Corporation
                          [A Development Stage Company]

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                                       October 1,
                                                                                                                         1993
                                                                                Years Ended December 31,             (Inception) to
                                                                   ----------------------------------------------      December 31,
                                                                        1998              1997            1996           1998
                                                                   ---------------   -------------   -------------   --------------
Cash flows from operating activities:
     Net loss                                                      $  (43,118,782)   $(22,453,948)   $ (7,829,508)   $ (85,414,537)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Issuance of common stock for services                              50,314       4,112,970         901,520        5,487,554
        Issuance of common stock for patent                               100,807              --              --          100,807
        Non-cash expense related to issuance of debentures,
          warrants, preferred and common stock                          6,111,577       3,967,337              --       10,078,914
        Non-cash compensation expense related to issuance
          of stock options                                                213,400              --              --        2,496,300
        Non-cash expense related to issuance of notes payable
           and accrued expense for services                               857,000              --              --          857,000
        Non-cash exchange of notes receivable for services                150,000              --              --          150,000
        Non-cash portion of purchased in-process research and
          development                                                  13,136,000              --              --       13,136,000
        Write-off of assets received in acquisition                            --              --              --            1,281
        Depreciation and amortization                                   3,285,845         405,209          83,183        3,775,454
        Extraordinary loss on extinguishment of debt                           --         881,864              --          881,864
        Extraordinary gain on forgiveness of debt                              --              --              --          (30,548)
        Changes in assets and liabilities, net of effects
         of acquisitions:
          Accounts receivable                                            (148,498)             --              --         (148,498)
          Employee advances                                               (67,231)             --              --          (67,231)
          Interest and other receivables                                    9,436         142,724        (131,419)          (5,483)
          Inventory                                                       (20,221)             --              --          (20,221)
          Prepaid assets                                                  (15,372)        (27,922)         (4,172)         (47,466)
          Other assets                                                    (80,198)         (8,735)        (30,912)        (119,845)
          Accounts payable                                              2,941,898         128,638          42,702        5,013,736
          Accrued liabilities                                               8,189        (922,367)         83,053          641,789
          Accrued liabilities - related party                            (311,743)         47,759       1,500,918          147,759
          Deferred revenues                                                81,266              --              --           81,266
                                                                   ---------------   -------------   -------------   --------------
        Net cash used in operating activities                         (16,816,313)    (13,726,471)     (5,384,635)     (43,004,105)
                                                                   ---------------   -------------   -------------   --------------

Cash flows from investing activities, net of effects of
  acquisitions:
     Acquisition of subsidiaries, net of cash acquired                (15,323,173)             --              --      (15,323,173)
     Purchase of property and equipment                                (1,305,091)       (671,401)     (1,311,236)      (3,336,470)
     Investment in intangible assets                                           --        (107,281)        (33,126)        (164,460)
     Issuance of notes receivable                                        (745,000)     (1,483,600)       (963,106)      (3,228,600)
     Payments received on notes receivable                                     --       1,883,600              --        1,883,600
                                                                   ---------------   -------------   -------------   --------------
        Net cash used in investing activities                         (17,373,264)       (378,682)     (2,307,468)     (20,169,103)
                                                                   ---------------   -------------   -------------   --------------

Cash flows from financing activities:
     Bank overdraft                                                       138,034              --              --          138,034
     Net proceeds from revolving note payable                           1,376,671       2,234,914      10,759,836       19,988,943
     Net proceeds (payments) from revolving note
       payable - related parties                                         (469,869)        551,510              --           81,641
     Proceeds from other notes payable                                    560,000              --              --        2,911,667
     Payments on other notes payable                                           --              --              --       (1,779,806)
     Principal payments on capital lease obligation                       (49,325)        (43,381)             --          (92,706)
     Proceeds from issuance of convertible debentures, net                     --       2,685,000              --        3,185,000
     Proceeds from sale of warrants                                       472,928         600,000              --        1,072,928
     Proceeds from sale of common stock, net                           17,471,155         469,500      11,888,443       38,175,700
     Proceeds from sale of preferred stock, net                        12,403,846       5,303,500              --       17,707,346
     Proceeds from sale of common stock and related
       repricing rights subject to redemption, net                      1,830,000              --              --        1,830,000
                                                                   ---------------   -------------   -------------   --------------
        Net cash provided by financing activities                      33,733,440      11,801,043      22,648,279       83,218,747
                                                                   ---------------   -------------   -------------   --------------

Net (decrease) increase in cash and cash equivalents                     (456,137)     (2,304,110)     14,956,176       20,045,539

Cash and cash equivalents at beginning of period                       20,501,676      22,805,786       7,849,610               --
                                                                   ---------------   -------------   -------------   --------------

Cash and cash equivalents at end of period                         $   20,045,539    $ 20,501,676    $ 22,805,786    $  20,045,539
                                                                   ==============    =============   =============   ==============


          See accompanying notes to consolidated financial statements.

                               Fonix Corporation
                         [A Development Stage Company]


               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Supplemental disclosure of cash flow information:

                                                                                                    October 1,
                                                                                                       1993
                                                              Years Ended December 31,             (Inception) to
                                                 -----------------------------------------------    December 31,
                                                      1998            1997             1996           1998
                                                 -------------    -------------    -------------   --------------
   Cash paid during the period for interest      $  1,392,987     $  1,148,553     $    638,302    $   3,430,006


Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the Year Ended December 31, 1998:

     Preferred stock dividends of $3,461,543 were recorded related to the beneficial conversion features of convertible preferred stock.

     Preferred stock dividends of $335,706 were accrued on convertible preferred stock.

     A total of 27,500 shares of Series B convertible preferred stock and related dividends of $8,531 were converted into 193,582 shares of common stock.

     A total of 185,000 shares of Series C convertible preferred stock and related dividends of $123,129 were converted into 1,295,919 shares of common stock.

     TheCompany issued 1,390,476 shares of common stock and 608,334 shares of Series D 4% convertible preferred stock in connection with the cancellation of an existing reset provision and costs associated with the issuance of Series D 4% convertible preferred stock.

     Preferred stock dividends of $1,000,000 were recorded related to the issuance of 1,390,476 common shares and 608,334 shares of Series D 4% convertible preferred stock in connection with the cancellation of an existing reset provision.

     The Company exchanged 150,000 shares of Series D 4% convertible preferred stock for 150,000 shares of Series E 4% convertible preferred stock.

     A total of 114,928 shares of Series E convertible preferred stock and related dividends of $15,969 were converted into 2,591,733 shares of common stock.

     The Company issued 2,692,216 shares of common stock (having a market value of $16,995,972) in connection with the acquisition of AcuVoice, Inc.

     The Company issued 5,140,751 shares of common stock (having a market value of $8,353,720) and notes payable of $4,747,339 in connection with the acquisition of Articulate Systems, Inc.

     The Company issued 3,111,114 shares of common stock (having a market value of $3,208,336) and notes payable of $1,710,000 in connection with the acquisition of Papyrus.

     The Company issued notes payable of $348,145 in connection with the acquisition of certain assets of The MRC Group, Inc.


     For the Year Ended December 31, 1997:

     A $500,000 Series A convertible debenture was converted into 166,667 shares of Series A preferred stock.

     Series B convertible debentures in the amount of $850,000 and related accrued interest of $7,850 were converted into 145,747 shares of common stock.

     Series B convertible debentures in the amount of $2,150,000 and related accrued interest of $28,213 were converted into 108,911 shares of Series B convertible preferred stock.

     Dividends of $2,721,991 were recorded related to the beneficial conversion features and accretion of Series B and Series C convertible preferred stock.

     206,411 shares of Series B convertible preferred stock and related dividends of $13,422 were converted into 786,867 shares of common stock.

     2,500 shares of Series C convertible preferred stock and related dividends of $472 were converted into 17,198 shares of common stock.

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

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations -The Company's primary focus to date has been the development of its human computer interface technologies including: sound recognition engine, neural network, audio signal processor, and command processing engine for use in its core automated speech recognition ("ASR") technologies and the development of its text-to-speech ("TTS") technologies, handwriting recognition technologies, and speech embedded and speech verification technologies. The Company is also developing pen-voice technologies, a combination of handwriting and ASR. The Company has received a patent and continues to seek additional United States and foreign patent protection for various aspects of its technologies through the filing of domestic and international applications. The U.S. Patent and Trademark Office issued the initial patent to the Company describing 36 claims on June 17, 1997. Additionally, Fonix has acquired other patents and has filed additional patent applications. The Company licenses its technologies to and has entered into co-development relationships and strategic alliances with third parties that are participants in the computer and electronic devices industry (including producers of application software, operating systems, computers and microprocessor chips) or are research and development entities, including academia and industrial and commercial speech product developers. The Company intends for the foreseeable future to continue this practice and will seek to generate revenues from its proprietary technologies from product sales, licensing royalties and strategic partnerships and alliances. To date, the Company has entered into a strategic partnership and one license agreement relating to its ASR technologies. The Company generated its first revenue from its ASR technologies in February 1998 under a license agreement (see Note 13). Additionally, in 1998, the Company recorded minimal revenues from sales of its TTS technologies and PowerScribe medical speech recognition and dictation products. Although the Company has completed development of the key components of its core technologies, there can be no assurance that Fonix will be able to sell, license or otherwise market its technologies to third parties in order to generate sufficient recurring revenues to pay its operating costs and complete the development of its technologies.

Fonix Corporation (known as Taris, Inc. prior to its acquisition of Phonic Technologies, Inc., as described below) (the "Company") was organized under the laws of the state of Delaware on September 12, 1985. Taris, Inc. was a public company with no operations. Prior to June 17, 1994, Taris, Inc. effected a reverse stock split of one share for ninety shares. The financial statements have been adjusted to reflect the stock split as though it had happened January 1, 1993. Phonic Technologies, Inc. ("PTI"), a Utah corporation and the Company's predecessor in interest with respect to some of the Company's technology, was organized on October 1, 1993 (the Company's date of inception) for the purpose of developing proprietary ASR technologies. On June 17, 1994, Fonix Corporation ("Fonix") entered into a merger agreement with PTI whereby Fonix issued 10,395,249 shares of its common stock for all of the issued and outstanding common shares of PTI. Upon completion of the merger, PTI stockholders owned in excess of 90 percent of the outstanding common stock of Fonix. The transaction was accounted for as a reverse acquisition as though PTI acquired Fonix. The financial statements, therefore, reflect the operations of Fonix since the acquisition on June 17, 1994 and PTI since October 1, 1993.

Development  Stage  Presentation  - Fonix is a development  stage  company.  The
Company  generated  revenues of  $2,889,684  and  incurred  net losses  totaling
$43,118,782 for the year ended December 31, 1998. The Company has incurred cumulative losses of $85,414,537 for the period from inception to December 31, 1998. The Company has an accumulated deficit of $92,933,777, negative working capital of $14,678,975, demand and other notes currently due of $29,438,218 (of which $1,335,030 is due upon demand or is in default) and $1,965,490 of accounts payable over 60 days past due as of December 31, 1998. The net loss for 1998 and the accumulated deficit as of December 31, 1998 include charges of $9,315,000 and $3,821,000 related to the Company's acquisition of in-process product research and development in connection with its acquisitions of AcuVoice, Inc. and Articulate Systems, Inc., respectively. Although the Company generated its first revenue in February 1998, the Company expects to continue to incur significant losses through at least December 31, 1999, primarily due to significant expenditure requirements associated with the marketing and development of its proprietary ASR and related technologies. These factors, as well as the risk factors set out elsewhere in the Company's Annual Report on Form 10-K, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


from the outcome of this uncertainty. Management plans to fund the operations of the Company through proceeds from sales of debt and equity securities and, if necessary, the sale of certain of its technologies (see Note 20). There can be no assurance that management's plans will be successful.

Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Fonix Systems Corporation, Fonix/AcuVoice, Inc., Fonix/Articulate, Inc. and Fonix/Papyrus, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid short-term investments with a maturity of three months or less to be cash equivalents.

Inventory  -  Inventory,   consisting   primarily  of  microphones  and  related
accessories, is stated at the lower of cost (first-in, first -out method) or market value.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed for financial statement purposes on a straight-line basis over the estimated useful lives of the assets as follows:

         Furniture and fixtures         5 years
         Computer equipment             3 to 5 years
         Leasehold improvements         18 months to 8 years

Leasehold improvements are amortized over the shorter of the useful life of the applicable asset or the remaining lease term. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are included in the consolidated statements of operations in the year of disposition.

Intangible Assets - Intangible assets consist of the purchase cost of completed technology and goodwill in connection with the acquisitions of AcuVoice, Inc., Articulate Systems, Inc., Papyrus Development Corporation, Papyrus Associates, Inc. and certain assets of The MRC Group, Inc. (see Note 2) and direct costs incurred by the Company in applying for patents covering its technologies. Amortization is computed on a straight-line basis over the estimated useful lives of the completed technology, goodwill and patents ranging from five to eight years. The patent covering the Company's core technologies is pledged as collateral for repayment of the Company's Series C 5 % Convertible Debentures that were issued subsequent to December 31, 1998 (see Note 20).

Revenue Recognition - The Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition". The Company generates revenues from licensing the rights to its software products to end users and from royalties. The Company also generates service revenues from the sale of consulting and development services.

Revenues from software license agreements are recognized upon shipment of the software if there are no significant post delivery obligations. If post delivery obligations exist, revenues are recognized upon customer acceptance. Revenues from development and consulting services are recognized upon customer acceptance.

Cost of revenues consists of costs to distribute the product (including the cost of the media on which it is delivered), installation and support personnel salaries and licensed technology and related costs.

Research and Development - All expenditures for research and development are charged to expense as incurred. The Company incurred total research and development expenses of $13,620,748, $7,066,294 and $4,758,012 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company expensed $13,136,000 of research and

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


development costs purchased in connection with the acquisitions of AcuVoice, Inc. and Articulate Systems, Inc. (see Note 2).

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

Concentration of Credit Risks - The Company's cash and cash equivalents are maintained in bank deposit accounts which exceed federally insured limits. The Company has not experienced any losses with respect to these deposits and believes it is not exposed to any significant credit risk on cash and cash equivalents. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs on-going credit evaluations of its customers and maintains allowances for possible losses, which when realized, have been within the range of management's expectations.

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

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. At December 31, 1998, 1997 and 1996, there were outstanding common stock equivalents to purchase 38,319,638, 13,395,948 and 2,450,000 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.



The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended December 31, 1998, 1997 and 1996.

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       1998                           1997                         1996
                                           ----------------------------    ----------------------------   ------------------------
                                                             Loss                            Loss                         Loss
                                                Loss         Per Share           Loss       Per Share        Loss       Per Share
                                           --------------    ---------     --------------   ---------     ------------  ---------
Loss before extraordinary item             $ (43,118,782)                   $(21,572,084)                 $(7,829,508)
Preferred stock dividends                     (4,797,249)                     (2,721,991)                        -
                                           --------------                  --------------                 ------------
Loss attributable to common
    stockholders before extraordinary
    items                                    (47,916,031)     $(0.91)        (24,294,075)   $(0.57)        (7,829,508)   $(0.21)
Extraordinary items:
    Loss on extinguishment of debt                     -           -            (881,864)    (0.02)                 -         -
                                           --------------    ----------    --------------   ----------    ------------   ---------
Net loss attributable to common
        stockholders                        $(47,916,031)     $(0.91)       $(25,175,939)   $(0.59)       $(7,829,508)   $(0.21)
                                           ==============    ==========    ==============   ==========    ============   =========
Weighted average common shares
         outstanding                           52,511,185                    42,320,188                    36,982,610
                                           ==============                  ==============                 ============

Recently Enacted Accounting Standards - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components in financial statements. The adoption of this statement had no effect on the Company's consolidated financial statement presentation.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. The Company has adopted SFAS No. 131 beginning with the year ended December 31, 1998 (see Note 19).

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of this statement in not expected to have a material effect on the Company's consolidated financial statements as the Company does not currently hold any derivative or hedging instruments.

2.  ACQUISITIONS

AcuVoice, Inc. - In March 1998, the Company created a wholly owned subsidiary (Fonix/AcuVoice, Inc.) that acquired AcuVoice, Inc. ("AcuVoice"). AcuVoice developed and marketed TTS technologies and products directly to end-users, systems integrators and original equipment manufacturers for use in the telecommunications, multi-media, education and assistive technology markets. These same products and services are now provided by the Company's Interactive Technologies Solutions Group. The Company issued 2,692,216 shares of restricted common stock (having a market value of $16,995,972 on that date) and paid cash of approximately $8,000,000 for all of the then outstanding common shares of AcuVoice. The acquisition was accounted for as a purchase.

Of the 2,692,216 shares of stock issued, 80,000 shares were placed in escrow against which any claims for breach of warranty against the former shareholders of AcuVoice could be asserted by the Company. On March 12, 1999, the Company submitted a claim for the shares deposited into the escrow account based on the Company's assertion of

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


misrepresentations made to the Company (see Note 16). The shares held in escrow have been excluded from the calculation of basic net loss per common share for the year ended December 31,1998.

The purchase price allocations to tangible assets included $253,881 of cash, $13,728 of accounts receivable, $9,902 of fixed assets and $800 of prepaid expenses. The purchase price allocations to liabilities assumed included $22,929 of accounts payable and accrued expenses and $599,250 of notes payable.

The excess of the purchase price over the estimated fair market value of the acquired tangible net assets of AcuVoice was $25,339,840, of which $11,192,000 was capitalized as the purchase cost of the completed technology, $4,832,840 was capitalized as goodwill and $9,315,000 was expensed as purchased in-process research and development.

The valuation of the acquired in-process research and development included, but was not limited to, an analysis of (1) the market for AcuVoice products and technologies; (2) the completion costs for the projects; (3) the expected cash flows attributed to the projects; and (4) the risks associated with achieving such cash flows. The assumptions used in valuing the in-process research and development were based upon assumptions the Company believed to be reasonable but which are inherently uncertain and unpredictable. For these reasons, actual results may vary from projected results.

Articulate Systems, Inc. - In 1998, the Company created a wholly owned subsidiary ("Fonix/Articulate") that acquired Articulate Systems, Inc. ("Articulate") in September 1998. Articulate was a provider of sophisticated voice recognition products to specialized segments of the health care industry. These same products and services are now provided by the Company's HealthCare Solutions Group. The Company delivered 5,140,751 shares of restricted common stock (having a market value of $8,353,720 on that date), a cash payment of $7,787,249 and 8.5 percent demand notes in the aggregate amount of $4,747,339 for all the then outstanding common shares of Articulate. Additionally, the Company issued 98,132 stock options in exchange for all Articulate stock options outstanding on the date of acquisition at an exchange rate based on the relative fair value of the companies' stocks. The estimated fair value of the options issued was $130,000 using the Black-Scholes option pricing model with weighted average assumptions of a risk-free rate of 5.1 percent, expected life of 2.5 years, expected volatility of 85 percent and an expected dividend yield of 0 percent. Subsequent to the acquisition, the Company agreed to pay several Articulate employees incentive compensation for continued employment in the aggregate amount of $857,000. The Company issued 8.5 percent demand notes for $452,900 and recorded an accrued liability of $404,100 for the balance of this obligation. The demand notes issued to both the Articulate stockholders and the Articulate employees were payable after November 1, 1998 (see Note 7). The $404,100 accrued liability is payable on or before January 31, 1999. The Articulate acquisition was accounted for as a purchase.

Of the 5,140,751 shares of common stock issued, 315,575 shares were placed in escrow against which any claims for breach of warranty against the former shareholders of Articulate could be asserted by the Company and 1,985,000 shares were placed in escrow to be converted to a new class of non-voting common stock upon approval of the establishment of such a class of stock by the shareholders of the Company. The shares held in escrow have been excluded from the calculation of basic net loss per common share for the year ended December 31,1998.

The purchase price allocations to tangible assets included $286,954 of cash, $62,835 of accounts receivable, $57,165 of inventory, $14,043 of prepaid expenses and $117,540 of fixed assets. The purchase price allocations to liabilities assumed included $310,008 of accounts payable and accrued expenses, $1,900,000 of notes payable and $929,690 of deferred revenue.

The excess of the purchase price over the estimated fair market value of the acquired tangible net assets of Articulate was $23,584,256, of which $13,945,000 was capitalized as the purchase cost of completed technology, $5,818,256 was capitalized as goodwill and other intangibles and $3,821,000 was expensed as purchased in-process research and development.

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The valuation of the acquired in-process research and development included, but was not limited to, an analysis of (1) the market for Articulate products and technologies; (2) the completion costs for the projects; (3) the expected cash flows attributed to the projects; and (4) the risks associated with achieving such cash flows. The assumptions used in valuing the in-process research and development were based upon assumptions the Company believed to be reasonable but which are inherently uncertain and unpredictable. For these reasons, actual results may vary from projected results.

Papyrus Associates, Inc. and Papyrus Development Corporation - In October 1998, the Company created a wholly owned subsidiary (Fonix/Papyrus, Inc.) that acquired Papyrus Associates, Inc. ("PAI"), and Papyrus Development Corporation ("PDC") (together with PAI, "Papyrus"). PAI developed, marketed and supported printing and cursive handwriting recognition software for "personal digital assistants", pen tablets and mobile phones under the trademark, Allegro(TM). PDC was a systems integration provider with expertise and intellectual property in imbedded systems and enhanced Internet applications. These same products and services are now provided by the Company's Interactive Technologies Solutions Group. The Company issued 3,111,114 shares of restricted common stock (having a market value of $3,208,336 on that date) and promissory notes aggregating $1,710,000 with due dates from February 28, 1999 to September 30, 1999 for all of the then outstanding common shares of PAI and PDC.

Of the 3,111,114 shares of common stock issued, 311,106 shares were placed in escrow against which any claims for breach of warranty against the former shareholders of Papyrus could be asserted by the Company. The shares held in escrow have been excluded from the calculation of basic net loss per common share for the year ended December 31, 1998. The acquisition was accounted for as a purchase.

The purchase price allocation to tangible assets included $10,342 of cash and $7,629 of accounts receivable. The purchase price allocation to liabilities assumed included $118,293 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair market value of the acquired tangible net assets of Papyrus was $5,018,658 and was capitalized as goodwill.

The Company incurred $821,197 in research and development expenses related to services performed by Papyrus prior to the date of the acquisition.

The MRC Group, Inc. - On December 31, 1998, the Company acquired certain assets of The MRC Group, Inc. ("MRC") relating to MRC's selling, marketing and servicing of the PowerScribe(R) products. In consideration for the assets, the Company agreed to pay MRC $219,833 less certain amounts then owed to the Company, plus $133,333 per month for each of the three months immediately following the closing, less certain credits. Subsequent to December 31, 1998, the remaining amounts owing related to this acquisition are $216,666.

The purchase price allocations to tangible assets included $142,852 of accounts receivable and $40,000 of fixed assets. The purchase price allocations to liabilities assumed included $311,588 of accrued expenses and $849,742 of deferred revenue. Additionally, $152,839 of accounts receivable and $987,531 of deferred revenue from Articulate were eliminated in purchase accounting.

The excess of the purchase price over the estimated fair market value of the acquired tangible net assets of MRC was $314,761 which was capitalized as goodwill.

Proforma Financial Statement Data - The following unaudited pro forma financial statement data for the years ended December 31, 1998 and 1997 present the results of operations of the Company as if the acquisitions of AcuVoice, Articulate and Papyrus had occurred at the beginning of each year. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of future results or what would have occurred had the acquisitions been made at the beginning of the applicable year. Purchased in-process research and development expenses related to the acquisitions of AcuVoice and Articulate of $9,315,000 and $3,821,000, respectively, were recorded at the date of the acquisitions and are not presented in the following unaudited pro forma financial statement data since they

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


are non-recurring charges directly attributable to the acquisitions. The results of operations of MRC are not included in the unaudited pro forma financial statement data as the acquisition did not constitute the purchase of a business.


                                            For the Year  Ended December 31,
                                            ---------------------------------
                                                 1998              1997
                                            --------------    ---------------

   Revenues                                 $   3,493,460     $    2,055,419

   Loss before extraordinary items            (36,131,670)       (21,360,635)

   Net loss                                   (36,131,670)       (22,242,499)

   Basic and diluted net loss per
      common share                                  (0.64)             (0.49)

3.  CERTIFICATE OF DEPOSIT

At December 31, 1998 and 1997, the Company maintained a $20,000,000 short-term certificate of deposit at a bank which is included in cash and cash equivalents. The certificate bore interest at 4.0 percent and 5.5 percent at December 31, 1998 and 1997, respectively. Interest was payable monthly. This certificate was pledged as collateral on a revolving note payable (see Note 6). On January 8, 1999, this certificate of deposit matured and was not renewed. Proceeds from the certificate were applied to reduce the related revolving note payable balance.

4.  NOTES RECEIVABLE

At December 31, 1998, the Company had a note receivable from a research and development entity in the amount of $20,000 which was repaid subsequent to December 31, 1998.

As of December 31, 1998, the Company had a six percent short-term, unsecured, demand note receivable from an unrelated entity in the amount of $225,000, which note was issued in connection with the Company's intended acquisition of the entity. Because the acquisition was not pursued, subsequent to December 31, 1998, the Company demanded and received payment of the $225,000 note.

At December 31, 1997, the Company had a short-term, unsecured, non-interest bearing note receivable from AcuVoice in the amount of $500,000. When AcuVoice was acquired effective March 13, 1998, this note receivable was eliminated in connection with the acquisition. Additionally, at December 31, 1997, the Company had a short-term, unsecured, demand note receivable from an unrelated entity in the amount of $100,000. During 1998, the Company determined this note was uncollectible and expensed the related amount.

5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 1998 and 1997:

                                             1998           1997
                                         ------------    ------------
    Computer equipment                    $2,463,208      $1,321,016
    Furniture and fixtures                   854,050         640,992
    Leasehold improvements                   206,144          69,371
                                         ------------    ------------
    Less accumulated depreciation          3,523,402       2,031,379
       and amortization                   (1,195,390)       (464,100)
                                         ------------    ------------
    Net property and equipment            $2,328,012      $1,567,279
                                         ============    ============

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  REVOLVING AND OTHER NOTES PAYABLE

At December 31, 1998 and 1997, the Company had a revolving note payable to a bank in the amount of $19,988,193 and $18,612,272, respectively. Borrowings under the revolving note payable were limited to $20,000,000. The weighted average outstanding balance during 1998 and 1997 was $18,590,642 and $18,861,104, respectively. The weighted average interest rate was 6.40 percent and 5.94 percent during 1998 and 1997, respectively. This note was due January 8, 1999, bore an interest rate of 6.00 percent at December 31,1998, and was secured by a certificate of deposit in the amount of $20,000,000 (see Note 3). This revolving note was renegotiated quarterly and interest was payable monthly. The Company paid this revolving note in full, including accrued interest, on January 8, 1999 with proceeds from the certificate of deposit that secured the note and $22,667 in cash.

At December 31, 1998, the Company has an unsecured revolving note payable to a bank in the amount of $50,000. Loaned amounts under the revolving note payable are limited to $50,000. The weighted average outstanding balance during the year ended December 31, 1998 was $14,384. The weighted average interest rate was 9.4 percent during 1998. This note is payable on demand, matures April 1, 2007, bears interest at a bank's prime rate plus 2.0 percent (9.75 percent at December 31, 1998) and requires interest to be paid monthly.

At December 31, 1998, the Company has a note payable to a lender in the amount of $560,000 which bears interest at 18 percent, which interest is payable monthly. The note payable was due January 2, 1999 and is secured by certain accounts receivable. The Company has subsequently extended the due date from month to month by paying the lender accrued interest plus a fee of $5,600. The loan balance is currently due May 28, 1999. The Company anticipates that it will request additional extensions of the due date. In connection with the issuance of the note payable, the Company issued 35,000 shares of common stock (having a fair value of $50,314 on the date of issuance) in payment for a loan origination fee. This amount is included in interest expense in the accompanying consolidated statement of operations. The note is personally guaranteed by two officers and directors and the chairman of the board of directors of the Company. The Company has entered into an indemnity agreement with the three directors relating to this and other guarantees and pledges (see Note 12).

7.  RELATED-PARTY NOTES PAYABLE

At December 31, 1998, the Company has unsecured demand notes payable outstanding to the former Articulate stockholders in the aggregate amount of $4,708,980. These notes were issued in connection with the Articulate acquisition (see Note
2). These notes were payable on demand any time after November 1, 1998. In December 1998, the holder of $ 407,971 of notes demanded payment. In connection with this demand, the Company paid the holder $50,000 representing a partial payment and the holder agreed to extend the date to March 15, 1999 and increase the interest rate to 11 percent per annum. No additional demand has been given for this note. Additionally in 1998, the Company negotiated extensions on $3,521,726 of the notes which adjusted the interest rate to 10 percent and extended the due dates to May 30, 1999. No demand has been given for the remaining balance of notes.

Subsequent to the Articulate acquisition, the Company agreed to pay several Articulate employees incentive compensation for continued employment in the aggregate amount of $857,000. The Company issued demand notes for $452,900 and recorded an accrued liability of $404,100 for the balance of this obligation (see Note 2). The demand notes bear interest at an annual rate of 8.5 percent and were payable upon demand after November 1, 1998. None of the holders of these notes has demanded payment and they have verbally agreed to extend the due dates of these notes to April 30, 1999, and the Company has also verbally agreed to pay interest at nine percent per annum after the November 1, 1998 due date. The Company has not paid the $404,100 of accrued liability which was due on or before January 31, 1999.

In connection  with the  acquisition of certain  liabilities of Articulate  (see
Note 2), the Company executed and delivered a $1,500,000 unsecured demand note payable to a company which is a stockholder of the Company. This demand note

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


bore interest at an annual rate of 10 percent and was payable upon demand after November 1, 1998. The Company obtained an extension of the due date from the holder of the note and on February 2, 1999, this note and related interest were paid in full.

At December 31, 1998, the Company has unsecured demand notes payable to former Papyrus stockholders in the aggregate amount of $1,710,000, which notes were issued in connection with the Papyrus acquisition. The notes are payable as follows: $1,190,000 due by February 28, 1999, $180,000 due on April 30, 1999 and
$340,000 due on September 30, 1999, and bear interest at six percent per annum after their due date. The Company has not made any payments on these notes and is negotiating with the former shareholders of Papyrus to resolve issues raised in a legal action filed by the Company against certain former shareholders of Papyrus (see Note 17).

The Company has an unsecured revolving note payable to a company owned by three individuals who are executive officers and directors of the Company and who each beneficially own more than 10 percent of the Company's common stock. At December 31, 1998 and 1997, $0 and $551,510 in principal and $2,482 and $22,243 in accrued interest were outstanding under this revolving note payable, respectively. The weighted average balance outstanding during the borrowing period was $73,811 in 1998 and $555,407 in 1997. This revolving note is payable on demand and bears interest at an annual rate of 12 percent. The maximum amount outstanding under this revolving note was $551,510 in 1998 and $1,550,000 in 1997. In connection with this revolving note, the Company paid a loan origination fee of $93,000 in 1997. The Company believes the terms of the related-party revolving note payable are at least as favorable as the terms that could have been obtained from an unrelated third party in a similar transaction.

At December 31, 1998, the Company has an unsecured, non-interest bearing demand note payable in the amount of $100,000 to Synergetics, Inc. ("Synergetics"), a research and development entity (see Note 12). This note is payable on demand.

At December 31, 1998, the Company has an unsecured note payable to an officer of the Company in the amount of $20,000, which bears interest at an annual rate of 10 percent and was due December 31, 1998. Subsequent to December 31, 1998, the holder of this note agreed to extend the due date to June 30, 1999.

8.  CONVERTIBLE DEBENTURES

Series A Convertible Debenture - On October 23, 1995, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with Beesmark Investments, L.C., a Utah limited liability company controlled by an individual who assumed a position on the Company's board of directors in connection with the execution of the Securities Purchase Agreement. Under the Securities Purchase Agreement, the Company issued a Series A Convertible Debenture in the amount of $500,000. The debenture bore interest at five percent and was originally due October 23, 1996. The debenture was ultimately converted into 166,667 shares of Series A Preferred Stock on September 25, 1997.

Series B Convertible Debentures - On June 18, 1997, the Company entered into a Convertible Debenture Purchase Agreement (the "Agreement") whereby an unrelated investment entity agreed to purchase up to an aggregate principal amount of $10,000,000 of the Company's Series B Convertible Debentures. The debentures were due June 18, 2007, bore interest at five percent and were convertible into shares of the Company's common stock at anytime after issuance at the holder's option. The debentures were convertible into shares of the Company's common stock at the lesser of $6.81 or the average of the per share market value for the five trading days immediately preceding the conversion date multiplied by 90 percent for any conversion on or prior to the 120th day after the original issue date and 87.5 percent for any conversion thereafter. On June 18, 1997, the Company received $3,000,000 in proceeds related to the issuance of Series B Convertible Debentures. Using the conversion terms most beneficial to the investor, the Company recorded a prepaid financing cost of approximately $427,900 to be amortized as additional interest expense over the 120 day period commencing June 18, 1997. As part of the same transaction, the Company also issued to the investor a warrant to purchase up to 250,000 shares of common stock at any time prior to June 18, 2002, at the exercise price of $8.28 per

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

share. The Company recorded the fair value of the warrants, totaling $897,750, as a charge to interest expense. The fair value of the warrants was determined as of the date of grant using the Black-Scholes pricing model assuming the following: dividend yield of 0 percent; expected volatility of 65 percent; risk free interest rate of 5.9 percent and an expected life to exercise of five years. On July 31, 1997 and September 26,1997, $500,000 and $350,000 of the
Series B Convertible Debentures together with interest earned thereon were converted into 87,498 and 58,249 shares of common stock, respectively.

Effective September 30, 1997, the Company and the Series B Convertible Debenture holders agreed to modify the Agreement to provide that the holders exchange all the outstanding debentures in the amount of $2,150,000 and accrued interest thereon in the amount of $28,213 into 108,911 shares of Series B Convertible Preferred Stock that would have essentially the same terms as the debentures and that any additional purchases under the Agreement would be for the purchase of Series B Convertible Preferred Stock. In connection with the extinguishment of the Series B Convertible Debenture and the issuance of Series B Convertible Preferred Stock, the Company recorded all unamortized prepaid financing costs as a loss on extinguishment of debt. Also in connection with this modification, the Company issued an additional warrant to purchase up to 175,000 shares of common stock at any time prior to October 24, 2002, at an exercise price of $7.48 per share. In connection with the issuance of that warrant, the Company recorded the fair value of the warrant, totaling $661,850 as an additional loss on extinguishment of debt. The fair value of the warrants was determined as of the date of the grant using the Black-Scholes pricing model assuming the following: dividend yield of 0 percent; expected volatility of 65 percent; risk free interest rate of 5.8 percent and expected life to exercise of 5 years.

9. PREFERRED STOCK

In 1995, the Company's board of directors adopted a resolution to amend the certificate of incorporation to provide for the issuance of preferred stock and give the board of directors authority to fix the rights, preferences and restrictions of any series of preferred stock. At the same time, the board of directors authorized, subject to approval by the Company's shareholders of the amendment to the certificate of incorporation, a class of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock authorized in 1995 was issued shortly thereafter. In August 1997, a majority of the shareholders of the Company approved the amendment to the Company's certificate of incorporation authorizing and approving the issuance of preferred stock in such series and having such terms and conditions as the Company's board of directors may designate. The amendment became effective September 24, 1997. Thereafter, the Company's board of directors adopted resolutions establishing Series B Convertible Preferred Stock, Series C Convertible Preferred Stock, Series D
Convertible Preferred Stock and Series E Convertible Preferred Stock in connection with certain capital fund-raising in 1997 and 1998, as described below.

Series A Convertible Preferred Stock - In September 1997, the Series A Convertible Debenture was converted into 166,667 shares of Series A Convertible Preferred Stock. The holder of the Series A Convertible Preferred Stock has the same voting rights as common stockholders, has the right to elect one person to the board of directors and receives a one time preferential dividend of $2.905 per share of Series A Convertible Preferred Stock prior to the payment of any dividend on any class or series of stock. At the option of the holder, each share of Series A Convertible Preferred Stock is convertible into one share of common stock and in the event that the common stock price has equaled or exceeded $10 for a fifteen day period, the Series A Convertible Preferred Stock shares are automatically converted into common stock. In the event of liquidation, the holder is entitled to a liquidating distribution of $36.33 per share and a conversion of Series A Convertible Preferred Stock at an amount equal to 1.5 shares of common stock for each share of Series A Convertible Preferred Stock.

Series B Convertible Preferred Stock - Effective September 30, 1997, the Company and the Series B Convertible Debenture holders agreed to exchange all then outstanding Series B debentures in the aggregate amount of $2,150,000 and accrued interest thereon in the amount of $28,213 into 108,911 shares of Series B Convertible Preferred Stock. Dividends accrue on the stated value ($20 per share) of Series B Convertible Preferred Stock at a rate of five percent

                               Fonix Corporation
                         [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


per year, are payable quarterly in cash or common stock, at the option of the Company, and are convertible into shares of the Company's common stock at any time after issuance at the holders' option. In the event of liquidation, the holders of the Series B Convertible Preferred Stock are entitled to an amount equal to the stated value plus accrued but unpaid dividends whether declared or not. The holders of Series B Convertible Preferred Stock have no voting rights. The Series B Convertible Preferred Stock, together with dividends accrued thereon, may be converted into shares of the Company's common stock at the lesser of $6.81 or the average of the per share market value for the five trading days immediately preceding the conversion date multiplied by 90 percent for any conversion on or prior to the 120th day after the original issue date and 87.5 percent for any conversion thereafter. Using the conversion terms most beneficial to the holder, the Company recorded a dividend of $219,614 which represents a discount of 10 percent, which is available to the holder upon issuance. The additional 2.5 percent discount of $68,509 was amortized as a dividend over the remaining days in the original 120 day vesting period of the Series B Convertible Debentures. Prior to the actual issuance of the Series B Convertible Preferred Stock in exchange for the outstanding balance under the debenture, the holder converted the balance of $2,150,000, and related dividends, into 431,679 shares of common stock.

On October 24, 1997, the Company sold an additional 125,000 shares of Series B Convertible Preferred Stock for $2,500,000 less $145,000 in related offering costs. Using the conversion terms most beneficial to the holder, the Company recorded a dividend of $576,667 which represents a discount of 10 percent, which is available to the holder on or before 120 days subsequent to closing. A 2.5 percent discount of $87,905 was amortized as a dividend over 120 days. As a condition for issuing preferred stock, the holder was granted a put option by SMD, L.L.C. ("SMD"), a company which is controlled by three shareholders who are officers or directors of Fonix. The put option requires SMD to purchase the Series B Convertible Preferred Stock from the holder at the holder's option but only in the event that the common stock of Fonix is removed from listing on the NASDAQ Small Cap Market or any other national securities exchange. In addition, Fonix has not entered into any type of agreement which would require Fonix to reimburse SMD should SMD be required to purchase the Series B Convertible Preferred Stock from the holder. In connection with this put option, the Company recorded a financing expense and a corresponding capital contribution of $125,000. As of December 31, 1997, 97,500 of the Series B Convertible Preferred Stock and dividends earned thereon had been converted into 355,188 shares of common stock. In January 1998, the remaining 27,500 shares of Series B Convertible Preferred Stock and dividends earned thereon were converted into 193,582 shares of common stock.

Series C Convertible Preferred Stock - Effective September 30, 1997, the Company entered into an agreement with an unrelated investment entity whereby that entity agreed to purchase 187,500 shares of the Company's Series C Convertible Preferred Stock for $3,750,000. The cash purchase price was received in October 1997. Dividends accrue on the stated value ($20 per share) of Series C Convertible Preferred Stock at a rate of five percent per year, are payable quarterly in cash or common stock, at the option of the Company, and are convertible into shares of the Company's common stock at anytime after issuance at the holders' option. In the event of liquidation, the holders of the Series C Convertible Preferred Stock are entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series C Convertible Preferred Stock have no voting rights. The Series C Convertible Preferred Stock, together with dividends accrued thereon, may be converted into shares of the Company's common stock at the lesser of $5.98 or the average of the five lowest closing bid prices for the 15 trading days preceding the date of any conversion notice multiplied by 91 percent for any conversion on or prior to the 120th day after the original issue date, 90 percent for any conversion between 121 and 180 days and 88 percent for any conversion thereafter. Using the conversion terms most beneficial to the holder, the Company recorded a dividend of $1,060,718 which represents a discount of nine percent, which is available to the holder on or before 120 days subsequent to closing. The additional three percent discount of $164,002 was amortized as a dividend over 180 days. As a condition for issuing preferred stock, the Series C Convertible Preferred Stockholder was granted a put option by SMD. The put option requires SMD to purchase the Series C Convertible Preferred Stock from the holder at the holder's option but only in the event that the common stock of Fonix is removed from listing on the NASDAQ Small Cap Market or any other national securities exchange. In addition, Fonix has not entered into any type of agreement which would require Fonix to reimburse SMD should SMD be required to purchase the preferred stock from the holder. In connection with this put option, the Company recorded a financing expense and a corresponding capital contribution

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of $375,000. Associated with the issuance of the Series C Convertible Preferred Stock, the Company issued a warrant to purchase up to 200,000 shares of common stock at any time prior to October 24, 2000, at the exercise price of $7.18 per share. The Company recorded the fair value of the warrant of $600,000 as determined as of October 24,1997 using the Black-Scholes pricing model assuming the following: dividend yield of 0 percent; expected volatility of 65 percent; risk free interest rate of 5.8 percent and expected life to exercise of 3 years. During the year ended December 31, 1997, the Company issued 17,198 shares of common stock upon conversion of 2,500 shares of Series C Convertible Preferred Stock and related accrued dividends. During 1998, the balance of 185,000 shares of Series C Convertible Preferred Stock and related dividends were converted into 1,295,919 shares of the Company's common stock.

Series D Convertible Preferred Stock - On August 31, 1998, the Company entered into an agreement with investors whereby the Company issued 500,000 shares of the Company's Series D Convertible Preferred Stock for $10,000,000. Additionally, the Company issued to certain investors a total of 608,334 shares of Series D Convertible Preferred Stock (i) in return for their relinquishment of their contractual right to receive Reset Shares in connection with the March 1998 offering (see Note 10), and as (ii) an additional cost of raising the $10,000,000 from the Series D Convertible Preferred Stock placement. Dividends accrue on the stated value ($20 per share) of Series D Convertible Preferred Stock at the rate of four percent per year, are payable annually or upon conversion, in cash or common stock, at the option of the Company, and are convertible into shares of the Company's common stock at the holder's option any time. Each month the holders of the Series D Convertible Preferred Stock may not convert more than 25 percent of the total number of shares of Series D Convertible Preferred Stock originally issued to such holders on a cumulative basis. For example, during the first month a holder may convert up to 25 percent of the total Series D Convertible Preferred Stock issued to the holder, and during the following month that same holder may convert, on an aggregate to date basis, up to 50 percent of the total number of shares of Series D Convertible Preferred Stock held by the holder. Additionally, each month, the holders may convert up to 50 percent of the total number of shares of Series D Convertible Preferred Stock originally issued to such holders on a cumulative basis, if both of the following conditions are satisfied: the average daily trading volume of the Company's common stock is more than 500,000 shares for the 10-trading-day period before the conversion; and the average per share closing bid price for such 10-trading-day period has not decreased by more than five percent during that 10-trading-day period. Any outstanding shares of Series D Convertible Preferred Stock as of August 31, 2001 automatically will be converted at the conversion price most beneficial to the holders on such date. In the event of liquidation, the holders of the Series D Convertible Preferred Stock are entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series D Convertible Preferred Stock have no voting rights. The Series D Convertible Preferred Stock, together with dividends accrued thereon, may be converted into shares of the Company's common stock at the lesser of: $3.50 per share; or the lesser of 110 percent of the average per share closing bid price for the fifteen trading days immediately preceding the date of issuance of the Series D Convertible Preferred shares; or 90 percent of the average of the three lowest per share closing bid prices during the 22 trading days immediately preceding the conversion date. In the event that the holders convert at the $3.50 per share price, the Company is obligated to issue warrants to purchase 0.8 shares of common stock for each share of Series D Convertible Preferred Stock converted to common stock. Using the conversion terms most beneficial to the holder, the Company is amortizing a beneficial conversion feature of $3,638,147 as a dividend over a 180 day-period. Subsequent to December 31, 1998, 45,000 shares of Series D Convertible Preferred Stock and related dividends were converted into 741,749 shares of common stock.

Series E Convertible Preferred Stock - Effective as of September 30, 1998, the Company entered into an agreement with two of the investors who purchased the Series D Convertible Preferred Stock whereby the Company issued 100,000 shares of the Company's Series E Convertible Preferred Stock for $2,000,000. Additionally, the Company issued to the purchasers of the Series E Convertible Preferred Stock a total of 150,000 additional shares of Series E Convertible Preferred Stock in exchange for which those purchasers surrendered a total of 150,000 shares of Series D Convertible Preferred Stock. Dividends accrue on the stated value ($20 per share) of Series E Convertible Preferred Stock at a rate of four percent per year, are payable annually or upon conversion, in cash or common stock, at the option of the Company, and are convertible into shares of the Company's common stock at any time at the holder's option. Any outstanding shares of Series E Convertible Preferred Stock as of September 30, 2001 are automatically converted at the

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


conversion price most beneficial to the holders on such date. In the event of liquidation, the holders of the Series E Convertible Preferred Stock are entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series E Convertible Preferred Stock have no voting rights. The Series E Convertible Preferred Stock, together with dividends accrued thereon, may be converted into shares of the Company's common stock at the lesser of: $3.50 per share; or the lesser of 110 percent of the average per share closing bid price for the 15 trading days immediately preceding the date of issuance of the Series E Convertible Preferred shares; or 90 percent of the average of the three lowest per share closing bid prices during the 22 trading days immediately preceding the conversion date. If the Investors convert at the $3.50 per share price, the Company is obligated to issue warrants to purchase 0.8 shares of common stock for each share of Series E Convertible Preferred Stock converted to common stock. Using the conversion terms most beneficial to the holder, the Company recorded a preferred stock dividend of $968,047 for the beneficial conversion feature of the Series E Convertible Preferred Stock. As of December 31, 1998, 114,928 shares of Series E Convertible Preferred Stock and related dividends had been converted into 2,591,733 shares of common stock. Subsequent to December 31, 1998, 122,572 shares of Series E Convertible Preferred Stock and related dividends were converted into 3,042,145 shares of common stock.

10.  COMMON STOCK AND COMMON STOCK SUBJECT TO REDEMPTION

Common Stock - During the year ended December 31, 1998, the Company issued 20,740,605 shares of common stock. Of such shares, 4,000,000 shares were issued in connection with a private placement transaction, 10,944,081 shares were issued in connection with the acquisitions of AcuVoice, Articulate and Papyrus (see Note 2) (of which 2,691,681 shares are held in escrow), 4,081,234 shares were issued upon the conversion of preferred stock and related dividends, 1,390,476 shares were issued in connection with the restructuring of reset rights, 265,000 shares were issued upon the exercise of previously granted warrants and options, 35,000 shares were issued in payment of a loan origination fee (see Note 6) and 24,814 shares were issued for the purchase of a patent.

On March 12, 1998, the Company completed a private placement offering of up to 6,666,666 shares of its restricted common stock. The total purchase price to be paid by the investors pursuant to the offering was $30,000,000. Of that amount, $15,000,000 was received by the Company on March 12, 1998, in return for which the Company issued a total of 3,333,333 shares of restricted common stock. Finders' fees of $870,000 were paid in connection with the $15,000,000 received. The remainder of the purchase price was to be paid by the investors on July 27, 1998 (60 days after the effectiveness of a registration statement that the Company filed with the Securities and Exchange Commission covering the common stock issued and issuable to the investors) provided that certain conditions were satisfied. As of the July 27, 1998, the certain conditions precedent to receiving the additional funding were not met. In separate transactions in June and August 1998, certain investors paid to the Company a total of $3,000,000 in return for which the Company issued 666,667 additional shares under the terms and conditions set forth in the offering. Finders' fees of $163,846 were incurred in connection with the $3,000,000 received. No other payment has been received by the Company pursuant to the offering, and the Company does not expect any further payment to be made.

The investors acquired certain "reset rights" in connection with the offering pursuant to which the investors would receive additional shares of restricted common stock ("Reset Shares") for no additional consideration if the average market price of the Company's common stock for the 60-day period following the effective date of the related registration statement or the second funding date did not equal or exceed $5.40 per share. On August 31, 1998, the Company and the investors in the offering restructured the reset provision whereby the Company issued 608,334 shares of Series D Convertible Preferred Stock and 1,390,476 shares of common stock for (i) the relinquishment of the investors' contractual right to receive Reset Shares in connection with the $15,000,000 received in March 1998, and the $3,000,000 received in June and August 1998, and (ii) a financing cost in connection with the issuance of 500,000 shares of Series D Convertible Preferred Stock. The Company recorded an expense of $6,111,577 for the difference between the Company's original obligation to issue reset shares and the fair value of the shares that were actually issued in settlement for the relinquishment of the reset provision and recorded a preferred stock dividend of $1,000,000 related to financing costs in connection with the issuance of 500,000 shares of Series D Convertible Preferred Stock.

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Registration Rights and Reserved Shares - During 1997, 1998 and 1999, the Company entered into registration rights agreements with investors under which the Company agreed to register the common stock issuable upon the conversion of all series of preferred stock and debentures and the exercise of warrants. The Company covenanted to reserve out of its authorized and unissued shares of common stock no less than that number of shares that would be issuable upon the conversion of all series of preferred stock and debentures and any dividends and interest then payable in stock thereon and the exercise of warrants. As of December 31, 1998, the Company has reserved 31,887,259 shares of common stock for this purpose. Nevertheless, the Company does not presently have sufficient authorized capital to enable it to issue all of the common stock it would be required to issue if all the presently issued and outstanding convertible preferred stock debentures, options, warrants, and other convertible securities were converted or exercised. The Company is in the process of attempting to obtain shareholder approval of an amendment to the Company's certificate of incorporation that would sufficiently increase the Company's authorized capital, including common stock.

Voting Trust - As of December 31, 1998, 25,657,749 shares of the Company's outstanding common stock were held in a voting trust (the "Voting Trust") as to which the President and Chief Executive Officer of the Company is the sole trustee. Persons who have deposited their shares of the Company's common stock into the Voting Trust have dividend and liquidation rights in proportion to the number of shares of the Company's common stock they have deposited in the Voting Trust, but have no voting rights with respect to such shares. All voting rights associated with the shares deposited into the Voting Trust are exercisable solely and exclusively by the trustee of the Voting Trust. The Voting Trust expires, unless extended according to its terms, on the earlier of September 30, 1999 or any of the following events: (i) the trustee terminates it; (ii) the participating stockholders unanimously terminate it; or (iii) the Company is dissolved or liquidated.

Common Stock Subject to Redemption - On December 21, 1998, the Company entered into a private placement securities agreement. Pursuant to the agreement, the Company received $1,980,000 in net proceeds in exchange for 1,801,802 shares of redeemable common stock, an equal number of "Repricing Rights" and warrants to purchase 200,000 shares of common stock. Each Repricing Right entitles the holder to receive a number of additional shares of common stock for no additional consideration according to a formula ("Repricing Rights") based on the lowest closing bid price of the Company's common stock, as quoted by the NASDAQ Stock Market, during the 15 consecutive trading days immediately preceding the exercise date and a repricing price, as defined, ranging from $1.3875 to $1.4319 depending upon the date of the exercise. The repricing rights became exercisable on March 21, 1999.

Each holder of redeemable common stock has the right ("Repurchase Right"), based on certain conditions, to require the Company to repurchase all or a portion of the holder's common shares or repricing rights. The Repurchase Rights may only be exercised simultaneously with or after the occurrence of a major transaction or triggering event as defined in the private placement agreement. Major transactions and triggering events consist of, among others, certain consolidations, mergers or other business combinations, the sale or transfer of all or substantially all the Company's assets, a purchase, tender or exchange offering of more than 40 percent of the Company's outstanding common stock made and accepted, the failure to have a related registration statement declared effective prior to 180 days after the closing date or a suspension from listing or delisting of the Company's common stock for a period of three days.

The repurchase price for the common stock is $ 1.3875 per share. The repurchase price for the Repricing Rights is based on a formula using the Repricing Rate and the last reported sale price of the Company's common stock on the date of the exercise of the repurchase right.

 The warrants have an exercise price of $1.67 per share and a term of three years. The Company assigned a fair value of $150,000 to the warrants as determined on December 21, 1998 using the Black-Scholes pricing model assuming a dividend yield of 0 percent, expected volatility of 85 percent, a risk free interest rate of 4.5 percent and an expected life of 3 years.

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the year ended December 31, 1997, the Company issued 1,957,312 shares of common stock. Of such shares, 150,000 were issued to an unrelated private investor, 265,000 were issued upon the exercise of previously granted warrants and options, 145,747 were issued upon conversion of convertible debentures, 804,065 were issued upon the conversion of preferred stock and 592,500 were issued to unaffiliated individuals for services rendered valued at $3,812,971 based on the fair market value of the shares at the time of issuance.

During the year ended December 31,1996, the Company issued 11,741,242 shares of common stock to unrelated private investors pursuant to various stock purchase agreements and 60,000 shares were issued upon the exercise of warrant. In connection with these stock issuances, the Company issued 420,000 shares of common stock valued at $901,520 as payment of finders' fees to unrelated third parties.

11. STOCK OPTIONS AND WARRANTS

Common Stock Options - On June 1, 1998, the Company's board of directors approved the 1998 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance is 10,000,000. The Company's shareholders approved the plan on July 14, 1998. The plan is administered by a committee consisting of two or more directors of the Company. The exercise price for options granted under the plan is the closing market price of the common stock on the date the options are granted. The option term is ten years from the date of grant. As of December 31, 1998, the number of shares available for grants under this plan is 3,585,218.

On March 10, 1997, the Company's board of directors approved the 1997 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance is 7,500,000. The plan is administered by a committee consisting of two or more directors of the Company. The exercise price of such options is the closing market price of the stock on the date the options are granted. The option term is ten years from the date of grant. As of December 31, 1998, the number of shares available for grants under this plan is 1,812,000.

In April 1996, the Company's board of directors approved the 1996 Directors' Stock Option Plan, under which the aggregate number of shares authorized for issuance is 5,400,000. The shareholders of the Company approved the plan at their annual meeting in July 1996. The plan is administered by a committee consisting of two or more directors of the Company. The plan provides that each director shall receive options to purchase 200,000 shares of common stock for services rendered as a director during each entire calendar year or portion of a calendar year in excess of six months. The exercise price of such options is the closing market price of the stock on the date the options are granted. The option term is ten years from date of grant. As of December 31, 1998, the number of shares available for granting under this plan is 1,800,000.

In December 1998, the Company granted options to purchase 2,800,000 shares of common stock to members of the board of directors. Of the 2,800,000 shares, 1,400,000 were for services performed in 1998 and 1,400,000 were for services to be performed in 1999 providing the directors serve six months in 1999.

In April 1996, the Company's board of directors approved a Long-Term Stock Investment and Incentive Plan for officers, key employees and other persons acting on behalf of the Company under which the aggregate number of shares authorized for issuance is 900,000 shares. The exercise price of these options is the closing market price of the stock on the date the options are granted. The term of the plan is ten years and options are subject to a three-year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised each year. As of December 31, 1998, the number of shares available for grant under this plan is 725,000.

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A summary of options granted under the Company's various stock option plans for the years ended December 31, 1998, 1997 and 1996 is presented below:


                                                    1998                      1997                               1996
                                 ----------------------------    --------------------------------    ------------------------------
                                                   Weighted                           Weighted                            Weighted
                                                    Average                           Average                             Average
                                     Stock         Exercise          Stock            Exercise            Stock           Exercise
                                    Options         Price           Options            Price             Options            Price
                                --------------   -----------    ----------------    -------------    ----------------     ---------
Total options outstanding
  at beginning of year             10,565,000    $    5.38            4,626,000     $    4.07                   -         $     -
    Granted                         6,414,782         2.08            6,009,000          6.38           4,626,000            4.07
    Exercised                         (35,000)        6.00              (15,000)         2.97                   -               -
    Forfeited                      (1,067,000)        4.56              (30,000)         7.66                   -               -
    Canceled                                -            -              (25,000)         5.00                   -               -
                                --------------                  ----------------                      ----------------
Total options outstanding
  at end of year                   15,877,782         4.10           10,565,000          5.38           4,626,000             4.07
                                ==============                  ================                      ================

Total options exercisable
  at end of year                    9,524,766         5.11            5,392,675          5.05           2,000,000             4.06
                                ==============                  ================                      ================
Weighted average fair
  value of options granted
    during the year                              $    1.98                          $    6.38                             $   4.07


A summary of options outstanding and options exercisable under the Company's various stock option plans at December 31, 1998 is presented below:



                      Options Outstanding                            Options Exercisable
-----------------------------------------------------------    -----------------------------------
                              Weighted
                              Average         Weighted                               Weighted
 Range of                    Remaining         Average                                Average
 Exercise        Number      Contractual       Exercise            Number            Exercise
  Prices      Outstanding       Life            Price            Exercisable           Price
------------  --------------  ----------   ----------------    ---------------    ----------------
 $0.08-1.18     4,886,832     9.9 years     $    1.11              425,422           $  1.13
  2.97-4.06     4,199,000     7.5 years          3.98            3,917,669              4.02
  5.00-6.50     6,471,950     8.7 years          6.28            4,865,008              6.21
  7.13-8.50       320,000     8.2 years          7.17              316,667              7.16

 $0.08-8.50    15,877,782     8.7 years     $    4.10            9,524,766           $  5.11


The Company accounts for its stock option plans as they relate to employees and directors under Accounting Principles Board Opinion No. 25, and therefore, no compensation expense has been recognized in the accompanying consolidated statements of operations. Had compensation expense for these options been determined in accordance with the method prescribed by SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss per common share

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


would have been increased to the pro forma amounts indicated below for the years ended December 31, 1998, 1997 and 1996:

                                                       1998            1997             1996
                                                  -------------    -------------    -------------
 Net loss attributable to common stockholders:
      As reported                                  $47,916,031     $  25,175,939    $  7,829,508
      Pro forma                                     56,576,232        48,870,670      20,289,706

 Basic and diluted net loss per common share:
      As reported                                  $    (0.91)     $       (0.59)   $     (0.21)
      Pro forma                                         (1.08)             (1.15)         (0.55)

The fair value of options and warrants is estimated on the date granted using the Black-Scholes pricing model with the following weighted-average assumptions used for grants during 1998, 1997 and 1996: Risk-free interest rate of 4.8 percent, 5.6 percent and 6.5 percent for 1998, 1997 and 1996, respectively; expected dividend yield of 0 percent for 1998, 1997 and 1996; expected exercise lives of 5 years, 5 years and 10 years for 1998, 1997 and 1996, respectively; expected volatility of 85 percent, 75 percent and 103 percent for 1998, 1997 and 1996, respectively. The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change the estimated fair value amounts could be significantly different.

Warrants - A summary of warrants  granted by the Company  during the years ended
December  31,  1998,  1997  and  1996  is  presented   below:


                                                    1998                      1997                     1996
                                            ---------------------    ---------------------    ---------------------
                                                         Weighted                Weighted                 Weighted
                                                          Average                 Average                  Average
                                                         Exercise                Exercise                 Exercise
                                             Shares       Price         Shares     Price        Shares      Price
                                            ----------  ----------   ----------  ----------   ---------- ----------
Total outstanding at beginning of year      1,175,000   $  6.39        450,000    $ 1.63       410,000     $ 0.93
    Granted                                 1,200,000     16.94        975,000      6.92       100,000       3.24
    Exercised                                (230,000)     1.28       (250,000)     1.40       (60,000)      0.50
    Forfeited                                (220,000)     9.14              -                                  -
Total outstanding at end of year            1,925,000     13.08      1,175,000      6.39       450,000       1.63

Total exercisable at end of year            1,925,000     13.08      1,175,000      6.39       450,000       1.63

12.  RELATED-PARTY  TRANSACTIONS

Employee Advances - The Company advanced funds to certain executives and employees totaling $67,231 as of December 31, 1998. Subsequent to that date, certain executives of the Company have advanced funds totaling approximately $306,000 to the Company. These advances have been used to reduce current obligations of the Company.

Guarantee of Company Obligations and Related Indemnity Agreement -Two of the executive officers and directors and the chairman of the board of directors of the Company (the "Guarantors") have guaranteed certain obligations of the Company. As security for some of the guarantees, the Guarantors have also pledged shares of Fonix common stock beneficially owned by them. The guaranteed obligations and the related pledged Fonix shares are summarized as follows:

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                   Amount           Shares
                                                                 Guaranteed         Pledged
                                                                -------------    --------------
 As of December 31, 1998:
    Revolving bank note in excess of the                        $  222,380         3,500,000
      pledged certificate of deposit,
      credit cards payable, and accrued interest
    Note payable                                                   560,000                 -

 Guarantees issued after December 31, 1998:
    Series C 5% Convertible Debentures                           6,500,000         6,000,000
    Accounts payable - legal fees                                  147,000           100,000

In consideration for the pledge of Fonix common shares as collateral for the Series C 5% Convertible Debentures, the board of directors authorized the issuance, to the guarantors of one common stock purchase warrant for every three shares pledged. The common stock purchase warrants have a term of 10 years and an exercise price of 125 percent of the closing bid price of the Company's common stock on January 29, 1999, the date of issuance of the debentures. The warrants are not exercisable for at least six months after the date of issuance. In addition, the Company has agreed to indemnify the Guarantors if they are required to pay any sums for the benefit of the Company under their guaranty of the Series C 5% Convertible Debentures. The indemnity agreement provides that the Company will issue shares of the Company's common stock of sufficient value to reimburse the guarantors in full, plus interest at 10 percent per annum, for all costs associated with meeting the guarantee commitment, including any income taxes resulting therefrom.

Subsequent to December 31, 1998, 143,230 of the pledged shares were sold by the bank and the proceeds were used to pay the outstanding balance related to the credit cards.

Studdert Companies Corp. - Studdert Companies Corp. ("SCC") is a Utah corporation that provides investment and management services. The officers, directors and owners of SCC are directors and executive officers of the Company and each of whom beneficially owns more than 10 percent of the Company's issued and outstanding common stock. Between June 1994, when the Company commenced its present business of developing its ASR technologies, and April 30, 1996, the Company did not pay or award any compensation in any form directly to the Company's executive officers. Rather, in June 1994, the Company entered into an Independent Consulting Agreement (the "SCC Agreement") with SCC pursuant to which SCC rendered certain management and financial services to the Company.

Pursuant to the SCC Agreement, between January and July 1995, SCC invoiced the Company for services rendered. By July 1995, the Company owed SCC approximately $1,417,000 pursuant to the terms of the SCC Agreement. On July 31, 1995, the Company issued warrants to purchase up to 3,700,000 shares of the Company's common stock to SCC. The purchase price of the warrants was $.033 per share of common stock, or an aggregate of $122,100. On August 11, 1995, SCC exercised the warrants at an exercise price of $0.35 per share. Both the $122,100 purchase price and the $1,295,000 aggregate exercise price for the warrants were satisfied by the cancellation of amounts invoiced to the Company by SCC pursuant to the SCC Agreement during the fiscal year ended December 31, 1994 and the period between January 1, 1995 and August 11, 1995. Such cancellation was accomplished on a dollar-for-dollar basis.

Between August 1995 and October 1995, SCC continued to invoice the Company for its $50,000 monthly management fee. On October 23, 1995, the Company entered into an investment agreement (the "Beesmark Agreement") with Beesmark. In connection with the Company's execution of the Beesmark Agreement, SCC and the Company agreed that any then accrued but unpaid balance due to SCC for management services rendered under the SCC Agreement would be placed on "conditional status" and deferred until the Company successfully completed certain developmental milestones set forth in the Beesmark Agreement, at which time such amounts would be due and payable in full. With respect to management services to be rendered by SCC after the closing of the Beesmark Agreement, SCC agreed that the Company would pay only $30,000 of the monthly invoiced $50,000, the balance to be placed on conditional status.

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Between January 1, 1996 and April 30, 1996, SCC invoiced the Company for services under the SCC Agreement in the amount of $200,000. Of that amount, $80,000 was placed on conditional status pursuant to the Beesmark Agreement and $120,000 was paid to SCC. On April 30, 1996, the disinterested members of the Company's board of directors authorized the Company to enter into an agreement with SCC modifying the SCC Agreement effective May 1, 1996. Under the SCC Agreement, as modified, SCC no longer invoiced the Company for management services, but continued to invoice the Company for reimbursement of actual expenses incurred on the Company's behalf. SCC and the Company agreed that any amounts invoiced under the SCC Agreement but placed on conditional status pursuant to the Beesmark Agreement would remain outstanding obligations of the Company payable only if the Company achieved the milestones specified in the Beesmark Agreement. The Company further agreed to pay any then accrued but unpaid amounts invoiced under the SCC Agreement, including amounts owed and carried over from the year ended December 31, 1995, which amounts totaled $5,862, as well as outstanding amounts for expenses incurred. In September 1996, Beesmark made the last of the funding payments provided for under the terms of the Beesmark Agreement. On February 10, 1997, the Company paid to SCC the entire balance due to SCC for accrued management fees in the amount of $337,000. Thus, during the year ended December 31, 1996, the Company paid to SCC a total of $120,000 for management fees and SCC was reimbursed for actual expenses incurred on the Company's behalf in the amount of $740,052. During 1996, the Company made no payments to SCC for capital raising activities. The Company and SCC have agreed to extend the SCC Agreement, at least insofar as the Company has agreed to reimburse SCC for actual expenses incurred on behalf of the Company through December 1998.

The Company paid no compensation in any form directly to any of its executive officers during fiscal 1995 and until April 1, 1996. However, as the principals of SCC, during such periods, the Company's executive officers received a portion of the amounts paid by the Company to SCC under the SCC Agreement.

Related-party transactions with SCC not otherwise disclosed herein as of and for the years ended December 31, 1998, 1997 and 1996 were as follows:


                                1998              1997            1996
                              -------------   -------------  ---------------

   Expenses:
      Management fees          $       -      $        -     $    200,000
      Rent                       117,228          77,203           52,000
   Liabilities:
      Accounts payable                 -               -          411,743
      Accrued liabilities              -         459,502        1,350,000

The Company rents office space under a month-to-month lease from SCC and the lease from SCC is guaranteed by the three officers, owners and directors of SCC. The lease requires monthly payments of $10,368. The Company believes the terms of the related-party lease are at least as favorable as the terms that could have been obtained from an

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


unaffiliated third party in a similar transaction.

Beesmark Investments, L.C. - On October 23, 1995, the Company, Beesmark and a director entered into the Beesmark Agreement. The director did not occupy such position when the Beesmark Agreement was negotiated and executed. The director also is a co-manager of and has an indirect pecuniary interest in a portion of Beesmark's assets. Pursuant to the Beesmark Agreement, Beesmark agreed to provide a total of $6,050,000 of funding to the Company over a period of approximately 11 months, provided that during that time the Company was able to timely meet, to Beesmark's satisfaction, specified developmental milestones. In return for the funding provided to Beesmark, the Company agreed to issue 11,562,500 shares of common stock at a price of $0.48 per share and a $500,000 Series A Convertible Subordinated Debenture that is convertible into either 166,667 shares of Series A Convertible Preferred Stock or 166,667 shares of the Company's common stock. During the year ended December 31, 1996, Beesmark paid all installments payable by Beesmark under the Beesmark Agreement, and the Company issued, in the increments specified, all of the securities issuable to Beesmark under the Beesmark Agreement.

SMD, L.L.C. - From September 4, 1997, through October 15, 1997 and again on December 31, 1997, the Company, borrowed funds from SMD, L.L.C., a company owned by three directors and executive officers of the Company (each of whom beneficially owns more than 10 percent of the Company's issued and outstanding common stock) pursuant to a revolving, unsecured promissory note, bearing interest at the rate of 12 percent per annum. The aggregate of all amounts loaned under the note was $2,000,000 and the highest outstanding balance at any one time was $1,550,000. All amounts were repaid, together with $5,542 in interest in 1998. The loan and its terms were approved by the independent members of the board of directors of the Company.

K.L.S. Enviro Resources, Inc. - Between May 1996 and August 1996, as part of the Company's short-term cash management policy, the Company entered into a series of loan transactions with KLSE, an entity which then was unaffiliated with the Company. The Company was introduced to KLSE by an unaffiliated third party. As of August 12, 1996, the Company had loaned to KLSE a total of $1,900,000, which loans were due upon demand, bore interest at the rate of 12 percent per annum, required the payment of certain loan origination fees, and were secured by substantially all of the assets of KLSE, except its real property. The first of the loans from the Company in the amount of $710,000 was made on May 16, 1996 and the last advance prior to August 12, 1996, in the amount of $590,000, was made on July 16, 1996. Pursuant to the terms of the promissory note representing the $710,000 advanced by the Company to KLSE in May 1996, all or part of the balance due under that note was convertible at the option of the holder of the note to 2,366,667 shares of the restricted common stock of KLSE at the rate of $.30 per share. Similarly, the remaining $1,190,000 owed to the Company, represented by four separate promissory notes, was convertible into a total of 2,975,000 shares of KLSE restricted common stock at the rate of $.40 per share. KLSE also entered into a registration rights agreement with the Company. In connection with that course of financing, a director and executive officer of the Company assumed a position on KLSE's board of directors, effective July 10, 1996.

On September 30, 1996, SMD advanced debt financing (the "SMD Loan") to KLSE (see below) in the amount of $1,673,730. The SMD Loan was due on demand, bore interest at the rate of 12 percent per annum and was secured by the assets of KLSE, except its real property. The proceeds of the SMD Loan enabled KLSE to pay the Company $1,673,700 in satisfaction of all then-outstanding balances due the Company except a balance of $272,156 due and owing under the first promissory note from KLSE to the Company in the amount of $710,000. In return for the provision of the SMD Loan to KLSE, SMD acquired warrants to purchase 6,600,000 shares of KLSE restricted Common Stock at the exercise price of $.40 per share. These warrants have never been exercised.

Based upon certain changed circumstances at KLSE, on October 29, 1996, the Company made an additional loan of $200,000 to KLSE. That additional advance was repaid in full, with accrued interest, by KLSE on December 24, 1996. Also, on December 31, 1996 the Company sold for cash and assigned $270,000 of the balance due under the $710,000 promissory note to Ballard Investment Company, a Utah limited partnership unaffiliated with the Company. Also, on December 31, 1996, KLSE paid the Company the balance of approximately $10,500 due and owing under the $710,000

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


promissory note. Since December 31, 1996, KLSE has not been indebted to the Company in any amount nor has the Company had any beneficial interest in KLSE.

Synergetics - Through December 1998, a director and the chief executive officer of the Company was also one of seven directors of Synergetics, Inc. In addition, three executive officers and directors of the Company owned shares of the common stock of Synergetics, although such share ownership in the aggregate constituted less than 5 percent of the total shares of Synergetics common stock issued and outstanding. Effective December 31,1998, the chief executive officer and director of the Company resigned from the board of Synergetics and the three executive officers and directors relinquished all ownership of Synergetics shares. The Company engages Synergetics to provide assistance to Fonix in the development of its ASR technologies (see Note 14).

Voice Information Associates, Inc. - A director and executive officer of the Company is also the founder and president of Voice Information Associates, Inc. ("VIA"), a consulting group providing strategic technical, market evaluation, product development and corporate information to the speech recognition industry. During 1997, the Company paid approximately $110,000 in consulting fees to VIA for services provided to the Company. No payments were made by the Company to VIA in 1998.

Other Transactions - During 1996, disinterested members of the Company's board of directors authorized the Company to reimburse certain officers for all taxes payable by the officers in conjunction with the 1995 exercise of 3,700,000 warrants by a company owned by the officers. The total amount authorized to be reimbursed was $1,150,000 in 1997 and $1,350,000 in 1996. During the years ended December 31, 1998 and 1997, the Company paid $340,516 and $2,159,484, respectively, of the authorized reimbursements.

13. STATEMENT OF WORK

On February 11, 1998, the Company entered into a First Statement of Work and License Agreement with Siemens Semiconductor Group of Siemens Aktiengesellschaft ("Siemens") under which the Company and Siemens are jointly pursuing the development of Siemens' integrated circuits incorporating ASR and other related technologies for use in certain telecommunications applications. On February 20, 1998, the Company received $2,691,066 in cash from Siemens. Of that amount: (1) $1,291,712 was paid to the Company as a non-refundable payment to license certain ASR technologies for which the Company has no further obligation; (2) $322,928 was paid to purchase warrants to acquire 1,000,000 shares of restricted common stock at an average exercise price of $20 per share with expiration dates ranging from December 31, 1998 to December 31, 1999; and (3) $1,076,426 was paid to the Company to acquire, if Siemens so elected, shares of the Company's restricted common stock or to become a non-refundable license payment. In June 1998, Siemens elected to apply the $1,076,426 portion as a non-refundable payment to license certain ASR technologies for which the Company has no further obligation. The Company recorded the $2,368,138 license payments as revenue during the year ended December 31, 1998.

14.  PRODUCT DEVELOPMENT AND RESEARCH

Synergetics - In October 1993, the Company entered into an agreement with Synergetics (the "Synergetics Agreement"), a research and development entity, whereby Synergetics was to develop certain technologies related to the Company's ASR technologies. The Chief Executive Officer of the Company was one of seven members of the board of directors of Synergetics, and three executive officers and directors and 10 percent beneficial owners of the Company owned less than five percent of the common stock of Synergetics. Under the terms of the
Synergetics Agreement, as subsequently modified, the Company acquired intellectual property rights, technologies and technology rights that were developed by Synergetics. The Company agreed to provide all funding necessary for Synergetics to develop commercially viable technologies. There was no minimum requirement or maximum limit with respect to the amount of the funding to be provided by the Company. However, under the terms of the Synergetics Agreement, the Company was obligated to use

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


its best efforts in raising the necessary funding for the engineering, development and marketing of the ASR technologies. As part of the Synergetics Agreement, the Company agreed to pay Synergetics a royalty of 10 percent of net revenues from sales of the Company's products incorporating Synergetics' "VoiceBox" speech recognition technologies or technologies derived therefrom (the "Royalty"). As of December 31, 1998, the Company had not yet licensed or sold its technologies, and consequently, had not made any royalty payments. Under the terms of the Synergetics Agreement, the Company paid to Synergetics $1,128,433, $2,819,427, and $4,758,012 in 1998, 1997 and 1996, respectively, for research and development efforts.

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

On March 13, 1997, the Company and Synergetics signed a Memorandum of Understanding (the "MOU") which manifested their agreement in principle that the Royalty should be canceled in exchange for the offering and issuance by the Company of warrants to purchase up to 4,800,000 shares of the Company's common stock. Certain of the employees and independent contractors then engaged by Synergetics became full-time employees or independent contractors of the Company. The majority shareholder and president of Synergetics became a full-time consultant to the Company. Since March 14, 1997, the Company has been conducting the majority of the research and development of the ASR technologies at its own research facility staffed by its own employees, including some Developers who have been employees of the Company since March 14, 1997.

On April 6, 1998, the Company and Synergetics entered into a Royalty Modification Agreement, which provides for the Company to make an offer of exchange of the Company's warrants to purchase common stock with a $10 per share exercise price for the project shares at a rate of one warrant to purchase 800 common shares for each project share. The warrants would not be exercisable until the earlier of (1) the date the Company's common stock is trading for a period of 15 consecutive trading days at a minimum of $37.50 per share or (2) September 30, 2000. The offer of the warrants cannot be made by the Company until a registration statement covering the total number of warrants issuable upon the exercise of the warrants has been declared effective by the U.S. Securities and Exchange Commission. Upon the tender to Synergetics of any Project Shares the related Royalty commitment will be canceled. Pending completion of the registration statement and issuance of the warrant, the Company will not pay any royalties to Synergetics.

IMC-2 - In March 1998, the Company entered into a professional services agreement with IMC-2, a research and development entity, to provide assistance to Fonix in the continuing development of specific ASR technologies. The president of IMC-2 is also the president of Synergetics and Adiva. The agreement is for a term of 36 months and requires the Company to make monthly payments of $22,000. Future noncancellable payments under this agreement are $264,000, $264,000 and $44,000 for the years ended December 31, 1999, 2000 and 2001. Under the terms of the agreement, Fonix expended $220,000 in 1998 for research and development efforts.

Adiva- During 1998, the Company utilized the research and development services of Adiva. The president of Adiva is also the president of Synergetics and IMC-2. During 1998, the Company expended $600,174 for services provided.

Advocast - In July 1997, the Company entered into an arrangement with Advocast, Inc. ("Advocast") an Internet research and development entity, whereby Advocast assisted Fonix in development of technologies to create and locate searchable data bases on the Internet through the use of interactive video and voice technologies. Under the terms of the arrangement Fonix paid $816,750 and $705,005 in 1998 and 1997, respectively, for research and development efforts.

On November 25, 1998, in consideration for the research and development payments received from Fonix through that date, Advocast issued 60,200 shares of Advocast Series A 6% Convertible Preferred Stock. The Advocast shares, if

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


converted, represent less than 20 percent of the total outstanding shares of Advocast voting common stock. Advocast is a development stage company with minimal operations and there is substantial uncertainty as to the value of the Advocast shares. The Company has therefore determined that there is not sufficient marketability in Advocast shares to determine their value. As a result, the Company has not recorded a value for the Advocast shares in the accompanying consolidated financial statements.

15.  INCOME TAXES

At December 31, 1998 and 1997, net deferred income tax assets, before considering the valuation allowance, totaled $24,325,269 and $15,746,597, respectively. The amount of and ultimate realization of the benefits from the deferred income tax assets is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. Accordingly, there is no benefit for income taxes in the accompanying consolidated statements of operations. The net change in the valuation allowance was an increase of $8,529,870 for the year ended December 31, 1998.

The Company has available at December 31, 1998, unused federal net operating loss carryforwards of approximately $62,916,000 and unused state net operating loss carryforwards of approximately $63,295,000 which may be applied against future taxable income, if any, and which expire in various years from 2008 through 2018. The Internal Revenue Code contains provisions which likely could reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. The Company has not performed an analysis to determine whether any such limitations have occurred.

The temporary differences and carryforwards which give rise to the deferred income tax assets (liabilities) as of December 31, 1998 and 1997 are as follows:

                                                          1998               1997
                                                   ---------------     -----------------
Deferred income tax assets:
      Net operating loss carryforwards:
         Federal                                   $   21,391,555      $    14,030,670
         State                                          2,088,746            1,312,988
       Research and development credits                   694,239              275,927
       Accrued bonus liabilities                          150,729              127,012
                                                   ---------------     -----------------
      Total deferred income tax assets before
         valuation allowance                           24,325,269           15,746,597

       Valuation allowance                            (24,176,653)         (15,646,783)
                                                   ---------------     -----------------
       Net deferred income tax assets                     148,616               99,814
                                                   ---------------     -----------------

Deferred income tax liabilities:
       Depreciation                                      (148,316)             (99,514)
       Intangibles                                           (300)                (300)
                                                   ---------------     -----------------
       Total deferred income tax liabilities             (148,616)             (99,814)

                                                    $           -      $             -
                                                   ===============     =================

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of income taxes at the federal statutory rate to the Company's effective rate is as follows:

                                                               Year Ended December 31,
                                                               -----------------------
                                                       1998               1997           1996
                                                       ----               ----           ----


         Federal statutory income tax rate            34.0 %              34.0 %         34.0 %
         State and local income tax rate,
            net of federal benefit                     3.3                 3.3            3.3
         Valuation allowance                         (37.3)              (37.3)         (37.3)

         Effective income tax rate                       -  %                - %            -  %

16.  COMMITMENTS AND CONTINGENCIES

Employment Agreements - In January 1998, the Company entered into employment contracts with two employees which expire in January 2001. The minimum annual salary payments required by these contracts total $405,000. In connection with these agreements, these individuals were granted options to purchase 360,000 shares of the Company's common stock at $3.34 per share. These options have a ten-year life and are subject to a three-year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised each year. One-third of the options are vested on the date of grant. In the event that, during the contract term, both a change of control occurs, and within six months after such change in control occurs, the executive's employment is terminated by the Company for any reason other than cause, death or retirement, the executive shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within thirty days of termination. In January 1999, the Company announced a major cost reduction program for the Company's 1999 operating year wherein the compensation of two employees referred to above was reduced 30 percent effective February 1999.

Executive Employment Agreements - On November 1, 1996, the Company entered into employment contracts with three executive officers (one of whom is no longer an executive officer) which expire on December 31, 2001. The annual base salary compensation for each executive officer for the years ended December 31, 1999, 2000 and 2001 is $425,000, $550,000 and $750,000, respectively.

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

   Quarterly Average Stock Price            Percentage Bonus
   -----------------------------           ------------------
               $10.00                             30%
               $12.50                             35%
               $15.00                             40%
               $20.00                             45%
               $25.00+                            50%

The annual base salary and performance-based incentive compensation for the final two contract years will be subject to review by the Company's board of directors.

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event that, during the contract term, both a change of control occurs, and within six months after such change in control occurs, the executive's employment is terminated by the Company for any reason other than cause, death, or retirement, the executive shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within thirty days of termination.

In January 1999, the Company announced a major cost reduction program for the Company's 1999 operating year wherein the compensation of the two remaining officers will be reduced to $297,500 commencing February 1999. At the same time, Stephen M. Studdert resigned as the Company's Chief Executive Officer and entered into a separation agreement pursuant to which Mr. Studdert will be paid $250,000 per year through January 31, 2001 and $100,000 for the year ended January 31, 2002. Additionally, his employment contract was canceled.

Professional Services Agreement - Effective May 7, 1998, the Company entered into a one-year professional services agreement with a public relations firm. The minimum monthly retainer is $15,000 per month. In connection with this agreement, the firm was granted options to purchase 100,000 shares of the Company's common stock at $3.75 per share. The options have a ten-year term and are fully vested. In connection with this transaction, the Company recorded $320,100 of consulting expense, of which $106,700 is deferred as of December 31, 1998, to be recognized ratably over the life of the agreement.

Operating Lease Agreements - The Company leases certain facilities and equipment used in its operations. The amount of commitments for noncancellable operating leases in effect at December 31, 1998, were as follows:

   Years ending December 31,
   -------------------------
            1999                    $1,043,342
            2000                       677,073
            2001                       685,275
            2002                       696,162
            2003                       507,308
         Thereafter                    293,664
                                    ----------
                Total               $3,902,824
                                    ==========

The Company incurred rental expense of $868,110, $416,798 and $103,139 during 1998, 1997 and 1996, respectively, related to these leases.

In March 1999, the Company entered into an agreement to lease approximately 3,780 square feet of office space in Cleveland, Ohio for sales and installation personnel. The lease is for three years at a monthly rate of $4,260 and is effective May 1, 1999.

Capital Lease Obligation - Future minimum lease payments of $56,260 for equipment held under a capital lease arrangement as of December 31, 1998 are due in 1999. The present value of these future minimum lease payments is $52,225. Total assets held under the capital lease arrangement were $150,208 with accumulated depreciation of $48,737 as of December 31, 1998.

AcuVoice - In connection with the AcuVoice acquisition, AcuVoice and its founder made certain representations and warranties to the Company. One of those representations focused on the scope of a license agreement previously entered into by AcuVoice and General Magic for use by General Magic of AcuVoice's text-to-speech software in General Magic's Serengeti product. After the AcuVoice acquisition closed, the Company determined that AcuVoice and its founder had breached the representation concerning the General Magic license agreement. Under the terms of the

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


AcuVoice acquisition agreement, on March 12, 1999, the Company submitted a claim for the 80,000 shares deposited into the escrow account by the former stockholders of AcuVoice. The founder, as agent for the former stockholders of AcuVoice, denied the claim. The Company is presently preparing, a response to the founder's denial of the claim. If the founder continues to deny the claim after review of the Company's response, the Company will seek to arb its claim pursuant to the terms of the AcuVoice acquisition agreement. The Company is presently considering other possible remedies against the founder and the other former directors of AcuVoice.

General Magic, Inc. - On September 23, 1997, AcuVoice entered into a license agreement with General Magic, Inc. ("General Magic") wherein AcuVoice granted General Magic a perpetual, irrevocable, worldwide license in a specific field of use to use, reproduce, publicly display and distribute AcuVoice's TTS software in connection with General Magic's voice accessed integrated network service, also known as the Serengeti product. The license is exclusive for the first three years and non-exclusive thereafter. Under the terms of the license agreement, the Company is entitled to royalty payments based upon monthly subscriber revenue from the use of the integrated network service. Additionally, the Company granted an option to General Magic to purchase the then current TTS source code and all source code documentation for a cash payment of $2,500,000 and $2,500,000 in General Magic common stock.

 17. LITIGATION

Clarke - On August 28, 1998, John R. Clarke and Perpetual Growth Fund, a company Clarke's spouse purportedly owns, commenced an action against Fonix in federal court for the Southern District of New York. Clarke and Perpetual Growth assert claims for breach of contract relating to certain financing Fonix received during 1998. Specifically, Clarke and Perpetual Growth allege that they entered into a contract with Fonix under which Fonix agreed to pay them a commission of five percent of all financing provided to Fonix by Southridge Capital Management or its affiliates. Clarke and Perpetual claim that they are entitled to commissions with respect to approximately $3,000,000 of equity financing to Fonix in July and August 1998, and Fonix's offerings of Series D and Series E preferred stock, totaling together $12,000,000, in August and September 1998.

Fonix believes that the Clarke lawsuit is without merit and filed a motion to dismiss based upon the court's lack of personal jurisdiction over Fonix. The court granted Fonix's motion to dismiss, on a conditional basis, subject to the right of Clarke and Perpetual Growth to produce additional evidence which would establish jurisdiction of the New York court over Fonix. Clarke and Perpetual Growth filed a motion with the New York court that sought to establish a factual and legal basis for the New York court's exercise of jurisdiction over Fonix. However, the court denied that motion. In the interim, Fonix filed a suit against Clarke and Perpetual Growth in federal court for the Central District of Utah seeking a declaratory judgment that it does not owe any money to Clarke and Perpetual Growth. Now that the action in New York has been dismissed, Fonix intends to vigorously pursue the Utah action. However, Clarke and Perpetual Growth could prevail in the lawsuit, in which case Fonix may be required to pay significant amounts of money damages or other amounts awarded by the court. At a minimum, the ongoing nature of this action will result in some diversion of management time and effort from the operation of the business.

Papyrus - After the Papyrus acquisition closed, the Company investigated some of the representations and warranties made by Papyrus to induce the Company to acquire Papyrus. The Company determined that certain of the representations made by Papyrus and their executive officers were false. At about the same time, the Company began negotiations with the former executive officers of Papyrus, which negotiations, among other things, included discussions regarding rescission of the Papyrus acquisition. On February 26, 1999, the Company filed an action against Papyrus in the United States District Court for the District of Utah, Central Division (the "Utah Action"). In the Utah Action, the Company alleged claims for misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and rescission. On March 11, 1999, three of the former shareholders of Papyrus filed an action against the Company in the United States District Court for the District of Massachusetts (the "Massachusetts Action"), alleging a default under the terms of the promissory notes issued to them in connection with the Papyrus Acquisition. On April 2, 1999, the three former Papyrus shareholders filed an amended complaint against the Company

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


seeking additional remedies including violation of Massachusetts unfair and deceptive acts and practices statutes and copyright infringement. On April 8, 1999, a fourth former Papyrus shareholder filed an action against the Company alleging a default under the terms of the promissory notes issued to him in connection with the Papyrus acquisition and seeking additional remedies including violation of Massachusetts unfair and deceptive acts and practices statutes and copyright infringement. Subsequently, the Company has entered into agreements with the four former Papyrus shareholders for dismissal of the actions and cancellation of the promissory notes upon payment to the former shareholders of $1,122,209 (the "Settlement Payment") an amount equal to approximately 73 percent of the balance due them under the notes issued to them in the Papyrus acquisition, and return for cancellation by the Company of 970,586 shares of restricted common stock issued to them in the Papyrus acquisition. The Company must pay the Settlement Payment before May 16, 1999. If it does not, the Company and the four former Papyrus shareholders are free to pursue their respective claims.

Apple Computer, Inc. - In February 1993, Articulate received a patent (the "303 patent") for a product which would allow the user of an Apple Macintosh to create spoken commands which the computer would recognize and respond to. Soon after the 303 patent was issued, Articulate put Apple Computer, Inc ("Apple") on notice that Apple's "PlainTalk" product infringed the 303 patent. When Apple ignored Articulate's notices, Articulate sued Apple. Apple responded to the suit by suing Articulate and Dragon Systems, Inc., which suit was subsequently dismissed. The Company acquired Articulate's claims against Apple in the Articulate acquisition (see Note 2). The Company has completed discovery in the action pending against Apple and is awaiting the scheduling of a trial.

In addition to the above, the Company is involved in various lawsuits, claims and actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.

18.  EMPLOYEE PROFIT SHARING PLAN

The Company has a 401(k) profit sharing plan covering essentially all of its full-time employees. Under the plan, employees may reduce their salaries, in amounts allowed by law, and contribute the salary reduction amount to the plan on a pretax basis. The plan also allows the Company to make matching and profit sharing contributions as determined by the board of directors. To date, no matching or profit sharing contributions have been made by the Company.

19.  REPORTABLE SEGMENTS

The Company is organized into two business segments based primarily on the nature of the Company's products and customers. Each segment is separately managed because its customers require different technology solutions and marketing strategies.

The Company's HealthCare Solutions Group (HSG) includes the development, manufacture, sale and maintenance of its voice recognition product to the healthcare industry marketed under the PowerScribe(R) trademark. The Company's Interactive Technologies Solutions Group (ITSG) includes the development of relationships with third parties who can incorporate Fonix technologies into their own products or product development efforts. These products include speech recognition technology licensing including speech-to-text (STT) and text-to-speech (TTS) applications.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. These operating segments are components for which separate information is available that is evaluated by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects certain financial information relating to each reportable segment for each of the years ended December 31, 1998, 1997 and 1996:



                                                              1998                1997               1996
                                                         ----------------    --------------     --------------
Revenues:
   HSG - PowerScribe                                     $      284,960      $          -       $          -
   ITSG - STT and TTS                                         2,604,724                 -                  -
                                                         ----------------    --------------     --------------
Total revenues                                           $    2,889,684      $          -       $          -
                                                         ================    ==============     ==============

Gross margin:
   HSG - PowerScribe                                     $      244,056      $          -       $          -
   ITSG - STT and TTS                                         2,569,284                 -                  -
                                                         ----------------    --------------     --------------
Total gross margin                                       $    2,813,340      $          -       $          -
                                                         ================    ==============     ==============

Research and development expenses:
   HSG - PowerScribe                                     $    4,360,619      $          -       $          -
   ITSG - STT and TTS                                        21,896,365         6,816,798          4,758,012
                                                         ----------------    --------------     --------------
Total research and development expenses                  $   26,256,984      $  6,816,798       $  4,758,012
                                                         ================    ==============     ==============

Depreciation and amortization:
   HSG - PowerScribe                                     $      856,253      $          -       $          -
   ITSG - STT and TTS                                         2,429,180           405,209             83,183
                                                         ----------------    --------------     --------------
Total depreciation and amortization                      $    3,285,433      $    405,209       $     83,183
                                                         ================    ==============     ==============

Other operating expenses:
   HSG - PowerScribe                                     $    1,246,377      $          -       $          -
   ITSG - STT and TTS                                         8,579,969        12,791,399          3,447,217
                                                         ----------------    --------------     --------------
Total other operating expenses                           $    9,826,346      $ 12,791,399       $  3,447,217
                                                         ================    ==============     ==============

Loss from operations:
   HSG - PowerScribe                                     $    6,219,193      $          -       $          -
   ITSG - STT and TTS                                        30,336,230        20,013,406          8,288,412
                                                         ----------------    --------------     --------------
Total loss from operations                               $   36,555,423      $ 20,013,406       $  8,288,412

                                                         ================    ==============     ==============
Long-lived assets:
   HSG - PowerScribe                                     $   19,561,867      $          -       $          -
   ITSG - STT and TTS                                        21,582,566         1,706,230          1,332,757
                                                         -----------------   --------------     --------------
Total long-lived assets                                  $   41,144,433      $  1,706,230       $   1,332,757
                                                         =================   ==============     ==============


All of the Company's revenues for 1998 were sourced from the United States. Of the $2,889,684 in revenues for 1998, $2,368,138 was from one customer, Siemens, in connection with non-refundable license payments under a Statement of Work and License Agreement. The remaining amount of revenue was primarily from hospital and medical centers in the eastern United States in connection with sales of the Company's PowerScribe(R) suite of products.

                                Fonix Corporation
                          [A Development Stage Company]
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  SUBSEQUENT EVENTS

Related Party Notes Payable - Subsequent to December 31, 1998, the Company issued unsecured notes payable to an executive officer in the amount of $68,691 for cash used as working capital by the Company. These notes bear interest at 10 percent and are due on July 31, 1999.

Recent Financing Activities - On January 29, 1999, the Company entered into a Securities Purchase Agreement with four investors pursuant to which the Company sold its Series C 5% Convertible Debentures in the aggregate principal amount of $4,000,000. The outstanding principal amount of the debentures is convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price equal to the lesser of $1.25 or 80 percent of the average of the closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. The Company also issued 400,000 warrants in connection with this financing. On March 3, 1999, the Company executed a supplemental agreement pursuant to which the Company agreed to sell another $2,500,000 principal amount of Series C 5% Convertible Debentures on the same terms and conditions as the January 29, 1999 agreement, except no additional warrants were issued. The obligations of the Company for repayment of the debentures, as well as its obligation to register the common stock underlying the potential conversion of the debentures and the exercise of the warrants issued in these transactions, are personally guaranteed by the Guarantors. These personal guarantees are secured by a pledge of 6,000,000 shares of Fonix common stock beneficially owned by them. The Company has entered into an indemnity agreement with the Guarantors relating to this and other guarantees and pledges (see Note 12). In connection with second funding, the Company agreed to pledge, as collateral for repayment of the debentures, a lien on the patent covering the Company's ASR technologies.

Subsequent to the second funding, the holders of the debentures notified the Company and the Guarantors that the Guarantors were in default under the terms of the pledge and that the holders intended to exercise their rights to sell some or all of the pledged shares of the Guarantors. At the present time, the Company has no knowledge of sales of the Guarantors' shares by the holders. However, if the holders proceed to sell some or all of the Guarantors' shares, the Company may be obligated, under its indemnity agreement, to issue replacement shares to the Guarantors for all shares sold by the holders and reimburse Guarantors for any costs incurred as a result of the holders' sales of Guarantors' shares.

One of several events described in the Securities Purchase Agreement as a "Triggering Event" is the suspension from listing or delisting of the Company's common stock from the Nasdaq SmallCap Market for a period of three trading days. In March 1999, trading in the Company's common stock was temporarily halted for more than three days. Trading resumed within five trading days, and the Company has not been notified that the holders of the Series C 5% Convertible Debentures desire to exercise any rights they may have under the agreement.

Issuance of Stock Options - On February 15, 1999, the Company granted an aggregate of 762,500 stock options to various employees of the Company. These options have a ten-year life, an exercise price of $1.53 per share and vested on the grant date.