Form 10-Q
period 1999-03-30
FONIX CORP
filed 1999-05-19
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
           to                        .                        ------------------
             ------------------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

As of May 19, 1999, 70,660,944 shares of common stock, par value $.0001 per share, were issued and outstanding.

                                   Fonix Corporation
                             [A Development Stage Company]

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

ASSETS
                                                                                                       March 31,     December 31,
                                                                                                         1999           1998
                                                                                                      -----------   -------------
Current assets:
      Cash and cash equivalents                                                                       $     76,885  $ 20,045,539
      Notes receivable                                                                                           -       245,000
      Accounts receivable, net of allowance for doubtful accounts of $22,526 and $8,115, respectively    1,146,727       219,908
      Prepaid expenses                                                                                     145,924        51,866
      Inventory                                                                                             88,070        77,386
      Interest and other receivables                                                                        33,127         8,276
      Employee advances                                                                                      3,109        67,231
                                                                                                      ------------  ------------
          Total current assets                                                                           1,493,842    20,715,206

Property and equipment, net of accumulated depreciation of $1,430,367 and $1,195,390, respectively       2,166,005     2,328,012

Intangible assets, net of accumulated amortization of $3,895,358 and $2,599,554, respectively           37,471,697    38,816,421

Other assets                                                                                               129,819       130,288
                                                                                                      ------------  ------------
          Total assets                                                                                $ 41,261,363  $ 61,989,927
                                                                                                      ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Bank overdraft                                                                                  $    167,882     $ 138,034
      Revolving notes payable                                                                               50,000    20,038,193
      Notes payable - related parties                                                                    7,170,410     8,491,880
      Notes payable - other                                                                                560,000       560,000
      Accounts payable                                                                                   3,708,273     3,536,074
      Accrued liabilities                                                                                1,691,058       981,774
      Accrued liabilities - related parties                                                              1,159,139       900,004
      Deferred revenues                                                                                    846,429       695,997
      Capital lease obligation - current portion                                                            44,382        52,225
                                                                                                      ------------  ------------
          Total current liabilities                                                                     15,397,573    35,394,181

Capital lease obligation, net of current portion                                                            28,340             -
Series C 5% Convertible Debentures                                                                       6,500,000             -
                                                                                                      ------------  ------------
          Total liabilities                                                                             21,925,913    35,394,181
                                                                                                      ------------  ------------
Common stock and related repricing rights subject to redemption; 1,801,802 shares and
      repricing rights outstanding (aggregate redemption value of $2,500,000)                            1,830,000     1,830,000
                                                                                                      ------------  ------------
Commitments and contingencies (Notes 5, 6, 7, 9, 12, 13 and 15)

Stockholders' equity:
      Preferred stock, $.0001 par value;  100,000,000 shares authorized;
          Series A, convertible; 166,667 shares outstanding
              (aggregate liquidation preference of $6,055,012)                                             500,000       500,000
          Series D, 4% cumulative convertible; 990,834 shares outstanding in 1999
              (aggregate liquidation preference of $20,293,495)                                         22,902,972    22,200,936
          Series E, 4% cumulative convertible; 90,000 shares outstanding in 1999
              (aggregate liquidation preference of $1,827,249)                                           2,153,357     3,257,886
      Common stock, $.0001 par value; 100,000,000 shares authorized;
          65,837,475 and 64,324,480 shares outstanding, respectively                                         6,584         6,432
      Additional paid-in capital                                                                        91,872,264    88,517,711
      Outstanding warrants                                                                               3,453,147     3,323,258
      Deferred consulting expense                                                                          (26,675)     (106,700)
      Deficit accumulated during the development stage                                                (103,356,199)  (92,933,777)
                                                                                                      ------------  ------------
          Total stockholders' equity                                                                    17,505,450    24,765,746
                                                                                                      ------------  ------------
          Total liabilities and stockholders' equity                                                  $ 41,261,363  $ 61,989,927
                                                                                                      ============  ============

                   See accompanying note to condensed consolidated
                                 financial statements.

                              Fonix Corporation
                        [A Development Stage Company]

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                                                                  October 1,
                                                                                                                    1993
                                                                                Three Months Ended              (Inception) to
                                                                                    March 31,                    March 31,
                                                                                ------------------
                                                                            1999                1998                1999
                                                                        -------------      --------------      -------------
Revenues                                                                $  1,110,332       $   1,295,785       $  4,000,016
Cost of revenues                                                             225,439                   -            301,783
                                                                        -------------      --------------      -------------
      Gross margin                                                           884,893           1,295,785          3,698,233
                                                                        -------------      --------------      -------------
Expenses:
      Selling, general and administrative                                  3,675,561           1,380,080         35,993,093
      Product development and research                                     2,971,279           2,701,203         34,529,320
      Amortization of goodwill and purchased core technology               1,287,581              98,783          3,828,734
      Purchased in-process research and development                                -           9,315,000         13,136,000
                                                                        -------------      --------------      -------------
           Total expenses                                                  7,934,421          13,495,066         87,487,147
                                                                        -------------      --------------      -------------
Loss from operations                                                      (7,049,528)        (12,199,281)       (83,788,914)
                                                                        -------------      --------------      -------------
Other income (expense)
      Interest income                                                         22,046             271,477          3,689,437
      Interest expense                                                    (2,267,379)           (311,924)        (7,647,028)
      Cancellation of common stock reset provision                                 -                   -         (6,111,577)
                                                                        -------------      --------------      -------------
           Total other income (expense), net                              (2,245,333)            (40,447)       (10,069,168)
                                                                        -------------      --------------      -------------
Loss before extraordinary items                                           (9,294,861)        (12,239,728)       (93,858,082)

Extraordinary items:
      Loss on extinguishment of debt                                               -                  -           (881,864)
      Gain on forgiveness of debt                                                  -                  -             30,548
                                                                        -------------      --------------      -------------
Net loss                                                                $ (9,294,861)      $ (12,239,728)      $(94,709,398)
                                                                        =============      ==============      =============

Basic and diluted net loss per common share                             $      (0.16)      $       (0.27)
                                                                        =============      ==============

                   See accompanying note to condensed consolidated
                                 financial statements.

                             Fonix Corporation
                       [A Development Stage Company]

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
             Increase (Decrease) in Cash and Cash Equivalents

                                                                                                              October 1,
                                                                                                                 1993
                                                                                    Three Months Ended        (Inception) to
                                                                                        March 31,              March 31,
                                                                             ------------------------------
                                                                                 1999            1998            1999
                                                                             -------------   --------------   -------------
Cash flows from operating activities:
     Net loss                                                                $ (9,294,861)   $ (12,239,728)   $(94,709,398)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Issuance of common stock for services                                            -               -       5,487,554
       Issuance of common stock for patent                                              -         100,807         100,807
       Non-cash expense related to issuance of debentures,
         warrants, preferred and common stock                                   1,995,760               -      12,074,674
       Non-cash compensation expense related to issuance
         of stock options                                                          92,565               -       2,588,865
       Non-cash expense related to issuance of notes payable
          and accrued expense for services                                              -               -         857,000
       Non-cash exchange of notes receivable for services                               -               -         150,000
       Non-cash portion of purchased in-process research and development                -       8,814,768      13,136,000
       Write-off of assets received in acquisition                                      -               -           1,281
       Depreciation and amortization                                            1,579,701         235,252       5,355,155
       Extraordinary loss on extinguishment of debt                                     -               -         881,864
       Extraordinary gain on forgiveness of debt                                        -               -         (30,548)
       Changes in assets and liabilities, net of effects of acquisitions:
          Accounts receivable                                                    (926,819)              -      (1,075,317)
          Employee advances                                                        (3,864)              -         (71,095)
          Interest and other receivables                                          (16,851)         19,314         (22,334)
          Inventory                                                               (10,684)              -         (30,905)
          Prepaid assets                                                          (94,058)        (36,517)       (141,524)
          Other assets                                                                469               -        (119,376)
          Accounts payable                                                        417,024         138,642       5,430,760
          Accrued liabilities                                                     709,284         (90,817)      1,351,073
          Accrued liabilities - related party                                     259,135        (238,355)        406,894
          Deferred revenues                                                       150,432               -         231,698
                                                                             -------------   -------------    ------------
       Net cash used in operating activities                                   (5,142,767)     (3,296,634)    (48,146,872)
                                                                             -------------   -------------    ------------
Cash flows from investing activities, net of effects of acquisitions:
     Acquisition of subsidiaries, net of cash acquired                                  -      (7,246,119)    (15,323,173)
     Purchase of property and equipment                                           (38,025)       (255,259)     (3,374,495)
     Investment in intangible assets                                                    -               -        (164,460)
     Issuance of notes receivable                                                       -        (200,000)     (3,228,600)
     Payments received on notes receivable                                        245,000               -       2,128,600
                                                                             -------------   -------------    ------------
       Net cash provided by (used in) investing activities                        206,975  #   (7,701,378)  - (19,962,128)
                                                                             -------------   -------------    ------------
Cash flows from financing activities:
     Bank overdraft                                                                29,848               -         167,882
     Net proceeds (payment) from revolving note payable                       (19,988,193)     (4,504,265)            750
     Net proceeds (payments) from revolving note payable - related parties     (1,506,309)       (514,601)     (1,424,668)
     Proceeds from other notes payable                                                  -               -       2,911,667
     Payments on other notes payable                                                    -               -      (1,779,806)
     Principal payments on capital lease obligation                               (14,448)        (11,687)       (107,154)
     Proceeds from advances                                                             -       1,076,426               -
     Proceeds from issuance of convertible debentures, net                      6,446,240               -       9,631,240
     Proceeds from sale of warrants                                                     -         322,928       1,072,928
     Proceeds from sale of common stock, net                                            -      14,340,000      38,175,700
     Proceeds from sale of preferred stock, net                                         -               -      17,707,346
     Proceeds from sale of common stock and related repricing rights
       subject to redemption, net                                                       -               -       1,830,000
                                                                             -------------   -------------    ------------
       Net cash provided by (used in) financing activities                    (15,032,862)     10,708,801      68,185,885
                                                                             -------------   -------------    ------------
Net (decrease) increase in cash and cash equivalents                          (19,968,654)       (289,211)         76,885

Cash and cash equivalents at beginning of period                               20,045,539      20,501,676               -
                                                                             -------------   -------------    ------------
Cash and cash equivalents at end of period                                       $ 76,885    $ 20,212,465        $ 76,885
                                                                             =============   =============    ============


                   See accompanying note to condensed consolidated
                                 financial statements.

                          Fonix Corporation
                    [A Development Stage Company]

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (Unaudited)


                                                                              October 1,
                                                                                 1993
                                                     Three Months Ended      (Inception) to
                                                          March 31,            March 31,
Supplemental disclosure of cash flow information:    1999          1998          1999

       Cash paid during the period for interest      $ 142,701    $ 311,863    $ 3,572,707

Supplemental Schedule of Non-cash Investing and Financing Activities:

       For the Three Months Ended March 31, 1999:

         The Company entered into a capital lease obligation for equipment in the amount of $34,945.

         Advances to employees totaling $59,986 were applied as payments on a related-party note payable.

         A total of 143,230 shares previously pledged to a bank by certain officers and directors of the Company as collateral for Company credit card debt were sold by the bank and the proceeds were used to pay the debt and the related accrued interest in full totaling $244,824.

         Preferred stock dividends of $905,090 were recorded related to the beneficial conversion features of convertible preferred stock.

         Preferred stock dividends of $222,471 were accrued on convertible preferred stock.

         A total of 17,500 shares of Series D convertible preferred stock and related dividends of $5,833 were converted into 426,464 shares of common stock.

         A total of 45,072 shares of Series E convertible preferred stock and related dividends of $12,019 were converted into 1,086,531 shares of common stock.

       For the Three Months Ended March 31, 1998:

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

         The Company issued 2,692,216 shares of common stock (having a quoted market value of $16,995,972) in connection with the acquisition of AcuVoice, Inc.


                   See accompanying note to condensed consolidated
                                 financial statements.

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

Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Recently Enacted Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements as the Company does not currently hold any derivative or hedging instruments.

Reclassifications - Certain reclassifications have been made in the prior period
consolidated   financial   statements   to  conform  with  the  current   period
presentation.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At March 31, 1999 and 1998, there were outstanding common stock equivalents to purchase 44,358,188 and 13,951,667 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months ended March 31, 1999 and 1998:

                                                                    1999                                  1998
                                                                   ------                                -----
                                                                                Per                                     Per
                                                                               Share                                   Share
                                                           Amount              Amount            Amount                Amount
                                                           ------              ------            ------                ------
Net loss                                                   $  (9,294,861)                         $(12,239,728)
Preferred stock dividends                                     (1,127,561)                             (131,660)
                                                            -------------                        --------------
Net loss attributable to common
  stockholders                                              $(10,422,422)         $(0.16)         $(12,371,388)         $(0.27)
                                                            =============         =======         =============         =======
Weighted average common shares
  outstanding                                                 64,476,886                             45,740,942
                                                           ==============                        ==============

2.  ACQUISITIONS

The Company acquired AcuVoice, Inc. ("AcuVoice") in March 1998. AcuVoice developed and marketed TTS technologies and products directly to end-users, systems integrators and original equipment manufacturers for use in the telecommunications, multi-media, education and assistive technology markets. In addition, the Company acquired Papyrus Associates, Inc. ("PAI") and Papyrus Development Corporation ("PDC") (together with PAI, "Papyrus") in October 1998. PAI developed, marketed and supported printing and cursive handwriting recognition software for "personal digital assistants", pen tablets and mobile phones under the trademark, Allegro(TM). PDC was a systems integration provider with expertise and intellectual property in imbedded systems and enhanced Internet applications. The products and services formerly provided by AcuVoice and Papyrus are now provided by the Company's Interactive Technologies Solutions Group.

The Company also acquired Articulate Systems, Inc. ("Articulate") in September 1998. Articulate was a provider of sophisticated voice recognition products to specialized segments of the health care industry under the PowerScribe(R) trade name. These same products and services are now provided by the Company's HealthCare Solutions Group.

All three acquisitions were accounted for as purchases.

The following unaudited pro forma financial statement data for the three months ended March 31, 1998 present the results of operations of the Company as if the acquisitions of AcuVoice, Articulate and Papyrus had occurred at January 1, 1998. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at January 1, 1998 or of future results. Purchased in-process research and development related to the acquisitions of AcuVoice and ASI of $9,315,000 and $3,821,000, respectively, were recorded at the date of the acquisitions and are not presented in the following pro forma financial statement data since they are non-recurring charges directly attributable to the acquisitions.

                                                                              Pro Forma
                                                                          Three Months Ended
                                                                            March 31, 1998
                                                                        ---------------------
Revenues                                                                   $   1,625,764

Loss before extraordinary items                                               (5,425,339)

Net loss                                                                      (5,425,339)

Basic and diluted net loss
   per common share                                                                (0.11)


3.  CERTIFICATE OF DEPOSIT

At December 31, 1998, the Company maintained a $20,000,000 short-term certificate of deposit at a bank which was included in cash and cash equivalents. This certificate was pledged as collateral on a revolving note payable (see Note 5). On January 8, 1999, this certificate of deposit matured and was not renewed. Proceeds from the certificate were applied to reduce the related revolving note payable balance.

4.  INTANGIBLE ASSETS

Intangible assets consist of purchased core technology and goodwill in connection with the acquisition of AcuVoice, Articulate and Papyrus and direct costs incurred by the Company in applying for patents covering its technologies. Amortization is computed on a straight-line basis over the estimated useful lives ranging from five to eight years. Total accumulated amortization was $3,895,358 and $2,599,554 at March 31, 1999 and December 31, 1998, respectively.

The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment of long-lived assets which may require reduction in the book value of such assets. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company assesses impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets. As of March 31, 1999, the Company does not believe any of its long-lived assets are impaired. However, the amount of goodwill and other long-lived assets considered realizable could be reduced in the near term based on changing conditions and the Company's success in funding further marketing and development of its products and technologies.

5.  REVOLVING AND OTHER NOTES PAYABLE

At December 31, 1998, the Company had a revolving note payable to a bank in the amount of $19,988,193. This note was due January 8, 1999, bore an interest rate of 6.00 percent, and was secured by a certificate of deposit in the amount of $20,000,000 (see Note 3). The Company paid this revolving note in full, including accrued interest, on January 8, 1999 with proceeds from the certificate of deposit that secured the note and $22,667 in cash.

At March 31, 1999, the Company had an unsecured revolving note payable to a bank in the amount of $50,000. Amounts loaned under the revolving note payable are limited to $50,000. The weighted average outstanding balance during the three months ended March 31, 1999 was $50,000. The weighted average interest rate was
9.75 percent during this period. This note is payable on demand, matures April 1, 2007, bears interest at the bank's prime rate plus 2.0 percent (9.75 percent at March 31, 1999) and requires interest to be paid monthly.

At March 31, 1999, the Company had a note payable to a lender in the amount of $560,000 which bears interest at 18 percent per year, which interest is payable monthly. The note payable was originally due January 2, 1999 and is secured by certain accounts receivable of the Company. The Company has extended the due date to May 28, 1999 by agreeing to pay the lender accrued interest plus a fee of $5,600. The Company anticipates that it will request additional extensions of the due date. The note is personally guaranteed by two officers and directors and a member of the Board of Directors of the Company. The Company anticipates that it will enter into an indemnity agreement with these three individuals relating to this and other guarantees and pledges (see Note 9).

6.  RELATED-PARTY NOTES PAYABLE

At March 31, 1999, the Company had unsecured demand notes payable outstanding to former Articulate stockholders in the aggregate amount of $4,658,980 related to the acquisition of Articulate in 1998. These notes were payable on demand any time after November 30, 1998. In December 1998, the holder of a $407,971 note demanded payment. In connection with this demand, the Company paid the holder a partial payment of $50,000 in 1998 and the holder agreed to extend the date on which demand could be made to March 15, 1999 and increase the interest rate to 11 percent per year. No additional demand has been given for payment of this note. In 1998, the Company also negotiated extensions of $1,715,775 of the notes to May 30, 1999 and adjusted the interest rate to 10 percent per year. During the three months ended March 31, 1999 and subsequent to March 31, 1999, the Company made partial payments of $50,000 and $175,000 on a $2,535,235 note and agreed to pay the balance in connection with a sale of one of its operating segments (see Note 15).

At March 31, 1999, the Company had unsecured demand notes payable outstanding to former Articulate employees in the aggregate amount of $452,900 and an accrued liability of $404,100 to the same employees. Both amounts are related to incentive compensation granted to the employees for continued employment with the Company after the acquisition of Articulate in 1998. The demand notes bear interest at an annual rate of 8.5 percent and were payable upon demand after November 1, 1998. None of the holders of these notes has demanded payment. The Company has agreed to pay interest on these notes at 9 percent per year after November 1, 1998. No demand for payment has been made for the $404,100 by the former Articulate employees.

At March 31, 1999, the Company had unsecured demand notes payable to former Papyrus stockholders in the aggregate amount of $1,710,000, which notes were issued in connection with the acquisition of Papyrus in 1998. The notes were payable in various installments from February 28, 1999 through September 30, 1999. In April, 1999, the Company entered into agreements with five former Papyrus shareholders to reduce the aggregate amounts payable to them under these notes from $1,632,375 to $1,188,909, which amounts will be paid in connection with a sale of one of the Company's operating segments (see Note 15). The aggregate remaining balance of $77,625 of the notes payable to former shareholders of Papyrus will also be paid at the closing of the sale of the operating segment.

At March 31, 1999, the Company had an unsecured revolving note payable in the amount of $184,839 in principal and $5,929 in accrued interest to SMD, a company owned by two individuals who are executive officers and directors and one individual who is a director of the Company and who each beneficially own more than 10 percent of the Company's common stock. The weighted average balance outstanding during the three months ended March 31, 1999 was $53,398. This revolving note is payable on demand and bears interest at an annual rate of 12 percent. The maximum amount outstanding under this revolving note during the period ended March 31, 1999 was $184,839. In 1999, advances to the three individuals in the amount of $59,986 were applied as a partial payment of this note.

In December 1998, two individuals who are executive officers and directors and one individual who is a director of the Company ("Guarantors") guaranteed certain obligations of the Company (see Note 9). As security for some of the guarantees, the Guarantors also pledged shares of Fonix common stock beneficially owned by them. In March 1999, 143,230 of the shares previously pledged by the Guarantors to a bank were sold by the bank and the proceeds were used to pay Company credit card balances and the related accrued interest in full totaling $244,824. These amounts are now included in the unsecured revolving note payable to SMD described above.

At March 31, 1999, the Company had an unsecured, non-interest bearing demand note payable in the amount of $100,000 to Synergetics, Inc. ("Synergetics"), a research and development entity (see Note 11). This note is payable on demand.

At March 31, 1999, the Company had an unsecured note payable to an officer of the Company in the amount of $20,000, which bears interest at an annual rate of 10 percent and was due December 31, 1998. The holder of this note agreed to extend the due date to June 30, 1999.

At March 31, 1999, the Company had an unsecured note payable to an officer of the Company in the amount of $43,691 which bears interest at an annual rate of 10 percent and is due on or before July 31, 1999. Subsequent to March 31, 1999 this same officer advanced an additional $25,000 to the Company under similar terms.

The Company believes the terms of the related-party revolving notes payable are at least as favorable as the terms that could have been obtained from unrelated third parties in similar transactions.

7.  SERIES C 5% CONVERTIBLE DEBENTURES

On January 29, 1999, the Company entered into a Securities Purchase Agreement with four investors pursuant to which the Company sold its Series C 5% Convertible Debentures in the aggregate principal amount of $4,000,000. The outstanding principal amount of the debentures is convertible at any time at the option of the holders into shares of the Company's common stock at a conversion price equal to the lesser of $1.25 or 80 percent of the average of the closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. The Company recorded $687,500 as interest expense upon the issuance of the debentures in connection with this beneficial conversion feature. The Company also issued 400,000 warrants to purchase an equal number of the Company's common stock at a strike price of $1.25 per share in connection with this financing. The warrants are exercisable for a period of three years from the date of grant. The estimated fair value of the warrants of $192,000, as computed under the Black-Scholes pricing model, was recorded as interest expense upon the issuance of the debentures. On March 3, 1999, the Company executed a supplemental agreement pursuant to which the Company agreed to sell another $2,500,000 principal amount of Series C 5% Convertible Debentures on the same terms and conditions as the January 29, 1999 agreement, except no additional warrants were issued. The Company recorded $1,062,500 as interest expense upon the issuance of the supplemental debentures in connection with its beneficial conversion feature. The obligations of the Company for repayment of the debentures, as well as its obligation to register the common stock underlying the potential conversion of the debentures and the exercise of the warrants issued in these transactions, are personally guaranteed by the Guarantors (see Note 9). In connection with the March 3, 1999 funding, the Company agreed to grant a lien on the patent covering the Company's Automated Speech Recognition ("ASR") technologies as collateral for repayment of the debentures. However, to date no lien on the patent has been granted.

Subsequent to the March 3, 1999 funding, the holders of the debentures notified the Company and the Guarantors that the Guarantors were in default under the terms of the pledge and that the holders intended to exercise their rights to sell some or all of the pledged shares of the Guarantors. At the present time, the Company has no knowledge of sales of the Guarantors' shares by the holders. However, if the holders proceed to sell some or all of the Guarantors' shares, the Company may be obligated, under its indemnity agreement in favor of the Guarantors, to issue replacement shares to the Guarantors for all shares sold by the holders and reimburse the Guarantors for any costs incurred as a result of the holder's sales of Guarantors' shares (see Note 9).

8.  STOCKHOLDERS' EQUITY

Series D and E Preferred Stock - During the three months ended March 31, 1999, 17,500 shares of Series D Convertible Preferred Stock and 45,072 shares of Series E Convertible Preferred Stock together with related dividends on each were converted into 426,464 shares and 1,086,531 shares, respectively, of the Company's common stock.

On February 3, 1999, certain holders of Series D and Series E preferred stock forwarded conversion notices to the Company converting (i) 27,500 shares of Series D preferred stock and related dividends into 315,379 shares of common stock and (ii) 77,500 shares of Series E preferred stock and related dividends into 1,955,346 shares of common stock. Due to an error in the conversion calculations and a subsequent delay in receiving further clarifying instructions from the holders, the common shares issuable upon such conversions were never issued to the Series D and Series E holders, although the Company's records reflected that such shares had been issued. Subsequent to April 15, 1999, because the common stock had not been received, the Series D and Series E holders rescinded the February 3 conversions, which the holders were legally entitled to do under the terms and conditions of the Series D and E preferred stock agreements. The effects of this recission have been retroactively reflected in the accompanying condensed consolidated financial statements and these Notes.

Common Stock Options - During the three months ended March 31, 1999, the Company granted 753,000 stock options to employees and 9,500 stock options to two consultants at exercise prices ranging from $1.28 to $1.78 per share. The term of all options granted during this three month period is ten years from the date of grant. Of the stock options issued, 725,834 vested immediately, 18,334 vest six months after issuance and 18,332 vest one year after issuance. The weighted average fair value of the options granted to employees during the three months ended March 31, 1999 was $1.31 per share using the Black-Scholes pricing model.
Had  compensation   expense on these options  been  recorded in  accordance
with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been $11,406,432 or $0.18 per share. As of March 31, 1999, the Company had a total of 16,419,282 options outstanding.

9.  RELATED-PARTY  TRANSACTIONS

Related-party transactions with entities owned by three individuals who are directors and executive officers of the Company and each of whom beneficially own more than 10 percent of the Company's issued and outstanding common stock not otherwise disclosed herein as of and for the three months ended March 31, 1999 and 1998 were as follows:

                                                                               1999             1998
                                                                              ------           -----
Expenses:
     Base rent                                                              $ 31,104      $     23,130
Liabilities:
     Accrued liabilities                                                           -           222,147

The Company rents office space under a month-to-month lease from Studdert Companies Corporation (SCC) and the lease from SCC is guaranteed by the three officers, owners and directors of SCC. The lease requires monthly payments of $10,368. The Company believes the terms of the related-party lease are at least as favorable as the terms that could have been obtained from an unaffiliated third party in a similar transaction.

Guarantee of Company Obligations and Related Indemnity Agreement - The Guarantors have guaranteed certain obligations of the Company (see Notes 5, 6 and 7). As security for some of the guarantees, the Guarantors have also pledged shares of Fonix common stock beneficially owned by them. The guaranteed obligations and the related pledged Fonix shares as of March 31, 1999 are as follows:

                                                                  Amount                    Shares
                                                                Guaranteed                  Pledged
                                                                ----------                  --------
Series C 5% Convertible Debentures                           $    6,500,000                6,000,000
Note payable                                                        560,000                      -
Accounts payable - legal fees                                       147,000                  100,000

The Company has agreed to indemnify the Guarantors if they are required to pay any sums for the benefit of the Company under their guaranty of the Series C 5% Convertible Debentures. The indemnity agreement provides that the Company will issue shares of the Company's common stock of sufficient value to reimburse the Guarantors in full, plus interest at 10 percent per annum, for all costs associated with meeting the guarantee commitment, including any income taxes resulting therefrom. Additionally, in consideration for the pledge of Fonix common shares as collateral for the Series C 5% Convertible Debentures, the Board of Directors authorized the issuance, to the Guarantors of one common stock purchase warrant for every three shares pledged. However, subsequent to the Board of Directors' authorization, the Guarantors declined to accept the warrants and they were not issued.

The Company anticipates that in the future the Guarantors may request that the Company provide indemnity and/or compensation for the guarantees, advances and/or pledges by the Guarantors for the benefit of the Company. To the extent such requests, if any, are reasonable and of a nature similar to what the Company would grant to unrelated parties in similar transactions, the Company presently anticipates that it will consider such requests.

At March 31, 1999, the Company had unsecured advances from a bank in the form of a bank overdraft in the approximate amount of $136,000 that were personally guaranteed by an officer of the Company. Subsequent to March 31, 1999, the overdraft was reduced to zero.

10.  STATEMENT OF WORK

On February 11, 1998, the Company entered into a First Statement of Work and License Agreement with Siemens Semiconductor Group of Siemens Aktiengesellschaft ("Siemens") under which the Company and Siemens are jointly pursuing the development of Siemens' integrated circuits incorporating ASR and other related technologies for use in certain telecommunications applications. On February 20, 1998, the Company received $2,691,066 in cash from Siemens. Of that amount: (a) $1,291,712 was paid to the Company as a non-refundable payment to license certain ASR technologies for which the Company has no further obligation; (b) $322,928 was paid to purchase warrants to acquire 1,000,000 shares of restricted common stock at an average exercise price of $20 per share with expiration dates ranging from December 31, 1998 to December 31, 1999; and (c) $1,076,426 was paid to the Company to acquire, if Siemens so elected, shares of the Company's restricted common stock or to become a non-refundable license payment. The Company recorded $1,291,712 of the license payments as revenue during the three months ended March 31, 1998. In June 1998, Siemens elected to apply the
$1,076,426 portion as a non-refundable payment to license certain ASR technologies for which the Company has no further obligation. As of March 31, 1999, 400,000 of the warrants originally issued had expired and 600,000 of the warrants remain outstanding at an average exercise price of $25 per share.

11.  PRODUCT DEVELOPMENT AND RESEARCH

Synergetics - In October 1993, the Company entered into an agreement with Synergetics (the "Synergetics Agreement"), a research and development entity, whereby Synergetics was to develop certain technologies related to the Company's ASR technologies. Under the terms of the Synergetics agreement, the Company expended $186,455 and $435,957 during the three months ended March 31, 1999 and 1998, respectively.

IMC2 - In March 1998, the Company entered into a professional services agreement with IMC2, a research and development entity, to provide assistance to Fonix in the continuing development of specific ASR technologies. The President of IMC2 is also the President of Synergetics. The professional services agreement is for a term of 36 months and requires the Company to make monthly payments of $22,000. Under the terms of the agreement, the Company expended $66,000 in the three months ended March 31, 1999. The Company did not expend any funds under this arrangement during the three months ended March 31, 1998.

Adiva- Beginning in 1998, the Company utilized the research and development services of Adiva. The president of Adiva is also the president of Synergetics and IMC2. The Company expended $63,395 during the three months ended March 31, 1999 for research and development efforts. The Company did not expend any funds under this arrangement during the three months ended March 31, 1998.

12.  COMMITMENTS AND CONTINGENCIES

Employment Agreements - In January 1998, the Company entered into employment contracts with two employees which expire in January 2001. The minimum annual salary payments required by these contracts total $405,000. In connection with these agreements, these individuals were granted options to purchase 360,000 shares of the Company's common stock at $3.34 per share. These options have a ten-year life and are subject to a three-year vesting schedule, pursuant to which one-third of the total number of options granted are vested on the date of grant and one-third vests each year thereafter. In the event that, during the contract term, both a change of control occurs, and within six months after such change in control occurs, the executive's employment is terminated by the Company for any reason other than cause, death or retirement, the executive shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within thirty days of termination. In January 1999, the Company announced a major cost reduction program for the Company's 1999 operating year wherein the two employees referred to above agreed that their compensation would be reduced 30 percent effective February 1999.

Executive Employment Agreements - On November 1, 1996, the Company entered into employment contracts with three executive officers (one of whom is no longer an executive officer) which expire on December 31, 2001. The annual base salary pursuant to the contracts with each executive officer for the year ended December 31, 1999 is $425,000.

In January 1999, the Company announced a major cost reduction program for the Company's 1999 operating year wherein the two remaining executive officers agreed that their annual compensation would be reduced to $297,500 commencing February 1999. At the same time, Stephen M. Studdert resigned as the Company's Chief Executive Officer and entered into a separation agreement pursuant to which Mr. Studdert will be paid $250,000 per year through January 31, 2001 and $100,000 for the year ended January 31, 2002. Additionally, his employment contract described above was canceled.

Professional Services Agreement - Effective May 7, 1998, the Company entered into a one-year professional services agreement with a public relations firm. The minimum monthly retainer was $15,000 per month. Subsequent to March 31, 1999, the Company negotiated a termination of this agreement for a cash payment of approximately $33,000. The Company will expense the remaining deferred consulting expense in the period the agreement was terminated.

Operating Lease Agreement - In March 1999, the Company entered into an agreement to lease office space in Cleveland, Ohio for sales and installation personnel. The lease is for three years at a monthly rate of $4,260 and becomes effective May 1, 1999.

Future aggregate minimum obligations under this operating lease are as follows:

Years ending December 31,
-------------------------
1999                                              $  34,080
2000                                                 51,120
2001                                                 51,120
2002                                                 17,040
                                                   ----------
          Total                                    $153,360

Capital Lease Obligations - In January 1999, the Company entered into a noncancellable capital lease arrangement for telephone equipment at its facility in Woburn, Massachusetts.

Future aggregate minimum obligations under this capital lease are as follows:

Years ending December 31,
-------------------------
1999                                                          $    8,265
2000                                                               9,016
2001                                                               9,016
2002                                                               9,016
2003                                                               9,016
Thereafter                                                           751
                                                              -----------
  Total future minimum lease payments                             45,080
   Less amounts representing interest                            (10,135)
                                                              -----------
      Present value of future minimum lease payments          $   34,945
                                                              ===========

Royalty Agreements - The Company has entered into various technology license agreements. Generally, the agreements require the Company to pay royalties at specified dollar amounts in connection with each product sold that utilizes technologies licensed by the Company under these agreements. The royalty expense is accrued at the time product revenues incorporating the licensed technologies are recognized. Royalty expense of $46,877 was incurred during the three months ended March 31, 1999 in connection with these agreements. There were no sales of products incorporating these licensed technologies during the three months ended March 31, 1998.

13. LITIGATION

Clarke - On August 28, 1998, John R. Clarke and Perpetual Growth Fund, a company Clarke's spouse purportedly owns, commenced an action against Fonix in federal court for the Southern District of New York. Clarke and Perpetual Growth asserted claims for breach of contract relating to certain financing Fonix received during 1998. Specifically, Clarke and Perpetual Growth allege that they entered into a contract with Fonix under which Fonix agreed to pay them a commission of five percent of all financing provided to Fonix by Southridge Capital Management or its affiliates. Clarke and Perpetual claim that they are entitled to commissions with respect to approximately $3,000,000 of equity financing to Fonix in July and August 1998, and Fonix's offerings of Series D and Series E preferred stock, totaling together $12,000,000, in August and September 1998.

Fonix believes that the Clarke lawsuit is without merit and filed a motion to dismiss based upon the court's lack of personal jurisdiction over Fonix. The court granted Fonix's motion to dismiss. Clarke and Perpetual Growth have appealed the dismissal. Fonix has filed a suit against Clarke and Perpetual Growth in federal court for the Central District of Utah seeking a declaratory judgment that it does not owe any money to Clarke and Perpetual Growth. Now that the action in New York has been dismissed, Fonix intends to vigorously pursue the Utah action. However, the lawsuit in New York could be reinstated on appeal and Clarke and Perpetual Growth could prevail in that lawsuit, in which case Fonix may be required to pay significant amounts of money damages awarded by the court.

Papyrus - After the Papyrus acquisition closed in October 1998, the Company investigated some of the representations and warranties made by Papyrus to induce the Company to acquire Papyrus. The Company determined that certain of the representations made by Papyrus and their executive officers appear to be false. At about the same time, the Company began negotiations with the former executive officers of Papyrus. On February 26, 1999, the Company filed an action against Papyrus in the United States District Court for the District of Utah, Central Division, wherein the Company alleged claims for misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and rescission. On March 11, 1999, three of the former shareholders of Papyrus filed an action against the Company in the United States District Court for the District of Massachusetts, alleging a default under the terms of the promissory notes issued to them in connection with the Papyrus Acquisition. On April 2, 1999, the three former Papyrus shareholders filed an amended complaint against the Company seeking additional remedies including violation of Massachusetts unfair and deceptive acts and practices statutes and copyright infringement. On April 8, 1999, a fourth former Papyrus shareholder filed an action against the Company alleging a default under the terms of the promissory notes issued to him in connection with the Papyrus acquisition and seeking additional remedies including violation of Massachusetts unfair and deceptive acts and practices statutes and copyright infringement. On April 13, 1999, a fifth former Papyrus shareholder filed a similar action in Massachusetts. Subsequently, the Company has entered into agreements with the five former Papyrus shareholders for dismissal of the actions and cancellation of the promissory notes upon payment to the former shareholders of $1,188,909 (the "Settlement Payment") and return for cancellation by the Company of approximately 970,000 shares of restricted common stock issued to the five former shareholders in the acquisition. The Company must pay the Settlement Payment on or before July 15, 1999 or the Company and the five former Papyrus shareholders are free to pursue their respective claims.

Apple Computer, Inc. - In February 1993, Articulate received a patent (the "303 patent") for a product which would allow the user of an Apple MacIntosh to create spoken commands which the computer would recognize and respond to. Soon after the 303 patent was issued, Articulate put Apple Computer, Inc.("Apple") on notice that Apple's "PlainTalk" product infringed the 303 patent. When Apple ignored Articulate's notices, Articulate sued Apple. Apple responded to the suit by suing Articulate and Dragon Systems, Inc., which suit was subsequently dismissed. The Company acquired Articulate's claims against Apple in the Articulate acquisition. The Company has completed discovery in the action pending against Apple and is awaiting the scheduling of a trial.

In addition to the above, the Company is involved in various lawsuits, claims and actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.

14.  REPORTABLE SEGMENTS

The Company is organized into two business segments based primarily on the nature of the Company's products and customers. Each segment is separately managed because its customers require different technology solutions and marketing strategies.

The Company's HealthCare Solutions Group ("HSG") includes the development, manufacture, sale and maintenance of a voice recognition product to the healthcare industry marketed under the PowerScribe(R) trademark. The Company's Interactive Technologies Solutions Group ("ITSG") includes the development of relationships with third parties which can incorporate Fonix products and technologies into their own products or product development efforts. These products and technologies include ASR, handwriting and text-to-speech applications.

The following tables reflect certain financial information relating to each business segment for each of the three months ended March 31, 1999 and 1998, and as of March 31, 1999, and December 31, 1998:

                                                                     Three Months               Three Months
                                                                    Ended March 31,            Ended March 31,
                                                                          1999                       1998
                                                                   -------------------       --------------------
Revenues:
   HSG                                                                  $    1,056,526             $            -
   ITSG                                                                         53,806                  1,295,785
                                                                   -------------------       --------------------
                                                                        $    1,110,332             $    1,295,785
                                                                   ===================       ====================

Gross margin:
   HSG                                                                  $      836,378             $            -
   ITSG                                                                         48,515                  1,295,785
                                                                   -------------------       --------------------
                                                                         $     884,893             $    1,295,785
                                                                   ===================       ====================

Product development and research expenses:
   HSG                                                                   $     458,453             $            -
   ITSG                                                                      2,512,826                  2,701,203
                                                                   -------------------       --------------------
                                                                         $   2,971,279             $    2,701,203
                                                                   ===================       ====================

Selling, general and administrative expenses:
   HSG                                                                   $     930,491             $            -
   ITSG                                                                      2,745,070                  1,380,080
                                                                   -------------------       --------------------
                                                                         $   3,675,561             $    1,380,080
                                                                   ===================       ====================

Amortization of goodwill and purchased core technology:
   HSG                                                                   $     621,664             $            -
   ITSG                                                                        665,917                     98,783
                                                                   -------------------       --------------------
                                                                         $   1,287,581             $       98,783
                                                                   ===================       ====================

Purchased in-process research and development:
   HSG                                                                   $           -             $            -
   ITSG                                                                              -                  9,315,000
                                                                   -------------------       --------------------
                                                                         $           -             $    9,315,000
                                                                   ===================       ====================

Loss from operations:
   HSG                                                                  $    1,174,230             $            -
   ITSG                                                                      5,875,298                 12,199,281
                                                                   -------------------       --------------------
                                                                        $    7,049,528             $   12,199,281
                                                                   ===================       ====================

                                                                       As of March 31,         As of December 31,
                                                                            1999                      1998
                                                                   -------------------       --------------------
Assets:
   HSG                                                                    $ 20,016,726              $  19,760,394
   ITSG                                                                     21,244,637                 42,229,533
                                                                   -------------------       --------------------
                                                                          $ 41,261,363               $ 61,989,927
                                                                   ===================       ====================

15.  SUBSEQUENT EVENTS

Recent Financing Activities - On April 22, 1999, the Company entered into a loan agreement with an unaffiliated entity pursuant to which the Company received proceeds in the aggregate amount of $1,000,000. This note is payable in full including accrued interest on July 28, 1999 and bears interest at the prime rate, as published in The Wall Street Journal under the heading "Money Rates," plus 2.0 percent (9.75 percent at April 22, 1999). The loan is secured by all the assets of Fonix/Articulate, Inc., a wholly owned subsidiary, including its intellectual property rights represented by patents, copyrights and trademarks. On May 14, 1999, an additional $100,000 was advanced under the terms of this note.

Conversion of Series D and Series E Preferred Stock - Subsequent to March 31, 1999, 18,500 shares of Series D Convertible Preferred Stock and 46,500 shares of Series E Convertible Preferred Stock and related dividends on each were converted into 862,015 and 2,159,652 shares of the Company's common stock, respectively. After the above conversions, 972,334 shares of Series D and 43,500 shares of Series E Convertible Preferred Stock remain outstanding.

Resignation of Stephen M . Studdert as Chairman - Effective April 30, 1999, Stephen M. Studdert resigned as Chairman of the Board of Directors of the Company and Thomas A. Murdock, the Chief Executive Officer of the Company, was elected Chairman. Mr. Studdert continues as a member of the Board of Directors.

Sale of an Operating Segment - At the present time the Company is in negotiations regarding the sale of one of its operating segments. There can be no assurance that these negotiations will result in any agreement to sell the related operating segment.

Advance of Funds from Directors, Officers and Employees - Subsequent to March 31, 1999, two directors and an executive officer of the Company advanced $49,779 to pay for certain Company operating expenses. These advances have been repaid by the Company. Additionally, subsequent to March 31, 1999, another group of officers and employees of the Company have advanced $72,496 to pay for certain Company operating expenses. The Company has verbally agreed to repay these advances from the first available cash flow and to pay interest of 8.5 percent per year for the period the advances remain unpaid.

Sublease of Office Facilities - Effective May 14, 1999 the Company entered into an agreement to sublease 10,224 square feet of its Draper, Utah facility to an unrelated third party. The agreement requires the sublessee to pay 40 percent of the Company's obligation under the primary lease agreement through December 31, 2000. The sublessee has the option to extend the term by two additional three-month periods.

General Magic Licensing - On May 17, 1999, the Company completed a renegotiation of its license agreement with General Magic, Inc., to use AcuVoice's text-to-speech software. Under the amended agreement, the Company agreed to license the present version of the AcuVoice text-to-speech software source code to General Magix, Inc., and reduce the future royalties from General Magic for sales of its products and services incorporating the text-to-speech software. General Magic agreed to pay $250,000 in cash, which payment is to be received over a five month period, and relinquished its exclusive rights to the software through September 23, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE
RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998.

Overview

Fonix is a development-stage company engaged in marketing and development of proprietary automated speech recognition ("ASR"), text-to-speech ("TTS") and handwriting recognition technologies and products which may be licensed in whole or in part to third parties. The Company aims to make commercially available a comprehensive package of products and technologies that allow humans to interact with computer and other electronic products in a more efficient, intuitive and natural way rather than through traditional methods such as the keyboard. Specifically, Fonix has developed proprietary automated speech recognition and related technologies such as text-to-speech (speech synthesis), handwriting recognition and speech compression. These technologies, as developed to date, use speech recognition techniques that include the use of a proprietary neural network method. Neural networks are computer-based methods which simulate the way the human brain processes information. Fonix licenses its technologies to and has entered into co-development relationships and strategic alliances with third parties including producers of application software, operating systems, computers and microprocessor chips.

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

The present industry standard methodology, the HMM, uses a general template or pattern matching technique based on statistical language models. Massachusetts Institute of Technology researcher Dr. Victor Zue has noted that speech-recognition systems based on such technology

           "utilize little or no specific-speech knowledge, but rely instead primarily on general-purpose pattern-recognition algorithms. While such techniques are adequate for a small class of wellconstrained speech recognition problems, their extendibility to multiple speakers, large vocabularies, and/or continuous speech is highly questionable. In fact, even for the applications that these devices are designed to serve, their performance typically falls far short of human performance."

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

Thus, the Company believes that its ASRT offers unique speech processing techniques that will complement and significantly enhance currently available speech recognition systems. Through its Interactive Technologies Solutions Group, Fonix intends to continue to license its ASRT, to continue to co-develop the ASRT with research and development groups in industry and academia and ultimately to market a suite of Fonix-branded technologies and products. In the long term, the Company anticipates that automated speech recognition systems employing the Company's unique ASRT will set the industry standard for all automated speech recognition applications because of its anticipated capacities to overcome the weaknesses of HMM. In addition, the Company expects that certain elements of its Core Technologies will have industry-leading applications in non-speech recognition industries, market segments and disciplines such as artificial intelligence and data compression. Although these plans represent management's beliefs and expectations based on its current understanding of the market and its experience in the industry, there can be no assurance that actual results will meet these expectations. See "Certain Significant Risk Factors." In the last two fiscal years, the Company has expended $13,620,748 and $7,066,294 on research and development activities. Since its inception (October 1, 1993), the Company has spent $34,529,320 on research and development of the ASRT. The Company expects that a substantial part of its capital resources will continue to be devoted to research and development of the ASRT and other proprietary technologies for the foreseeable future.

HealthCare Solutions Group Products

The three PowerScribe products now being sold by the HealthCare Solutions Group are PowerScribeRAD, PowerScribeRAD Software Development Kit ("SDK")TM, and PowerScribeEM. PowerScribe products use state-of-the-art continuous speech recognition engines licensed from Dragon Systems, Inc., which enables a user to dictate naturally and continuously without having to pause between words. PowerScribe incorporates customized medical language models gleaned from millions of words  sampled  from  medical  specialty  departments  across  North
America.

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

           Handwriting Recognition

Prior to the Papyrus Acquisition in October 1998, PAI developed and began selling handwriting recognition software including the Allegro handwriting recognition software. The Allegro handwriting recognition software is a single letter recognition system like the popular Graffiti handwriting recognition software for the PalmPilot PDA. However, Allegro's alphabet is all natural in appearance as lower case letters. Because the letters are written in the standard way in almost all instances, the Allegro system is easy to use and requires practically no learning. Allegro is sold by Purple Software in England for the Psion Series 5 hand-held PC. This software has also been licensed to Philips for its popular smart cell phone. Allegro is also the subject of a sales agreement with Lucent Technologies for use in its Inferno operating system. Papyrus has also developed cursive handwriting recognition software which recognizes naturally-written whole words. This cursive technology is only available as a licensed product to OEM customers. Both the Allegro and the cursive handwriting recognition software are user independent and require no training on the software.

In March 1998, the Company expanded its suite of human-computer interaction technologies by acquiring the award-winning voice synthesis technologies of AcuVoice, Inc. ("AcuVoice"). The business operations previously conducted by AcuVoice are now part of the Company's Interactive Technologies Solutions Group. During the three months ended March 31, 1999, the Company received in the aggregate, $53,806 in revenue from licensing or sale of the AcuVoice technologies and products compared to pro-forma revenue of $46,735 for the comparable three month period of 1998.

In September 1998, the Company acquired Articulate Systems, Inc. ("Articulate"), a developer of leading voice recognition and systems software for specialized applications in the health care industry. The business operations previously conducted by Articulate are now conducted by the Company's HealthCare Solutions Group based in Woburn, Massachusetts. During the three months ended March 31, 1999, the Company received in the aggregate, $1,056,526 in revenue from sales of the PowerScribe Radiology product marketed by the HealthCare Solutions Group compared to pro-forma revenue of $142,782 for the comparable three month period of 1998.

In October 1998, the Company acquired the Papyrus Companies. Papyrus develops and markets printing and cursive handwriting recognition software for PDAs, pen tablets and mobile phones. The Company operates the business formerly operated by Papyrus as part of its Interactive Technologies Solutions Group from its facilities in Woburn, Massachusetts. During the three months ended March 31, 1999, the Company received no revenue from licensing or sale of the Papyrus technologies compared to pro-forma revenue of $140,462 for the comparable three month period of 1998.

The Company markets its previously developed ASR technologies, together with TTS technologies and products acquired from AcuVoice and handwriting recognition technologies and products acquired from Papyrus through its Interactive Technologies Solutions Group. The present marketing direction for the Interactive Technologies Solutions Group is to form relationships with third parties which can incorporate the Company's technologies and the other technologies available to the Interactive Technologies Solutions Group into their own products or product development efforts. Such relationships may be structured in any of a variety of ways including traditional technology licenses, co-development relationships through joint ventures or otherwise, and strategic alliances. The third parties with whom the Company presently has such relationships and with which it may have similar relationships in the future include participants in the application software, operating systems, computer, microprocessor chips, consumer electronics, automobile, telephony and health care technology industries.

The Company markets voice recognition and systems software for specialized applications in the health care industry through its HealthCare Solutions Group. The HealthCare Solutions Group presently markets large vocabulary voice recognition software for the rapid capture, transcription and management of clinical information dictated by radiologists and emergency medical physicians. The products now being sold by the HealthCare Solutions Group, including PowerScribe Radiology and PowerScribeEM, are marketedto major hospitals and medical centers nationwide.

In addition to the transactions involving AcuVoice, Articulate and Papyrus in 1998, the Company was also in negotiations to acquire several other speech technology-related companies. The Company terminated all such acquisition discussions in late 1998.

Resignation of Chairman of the Board

Effective April 30, 1999, Stephen M. Studdert resigned as Chairman of the Board of Directors of the Company and Thomas A. Murdock, the Chief Executive Officer of the Company, was elected Chairman. Mr. Studdert continues as a member of the Board of Directors.

Year 2000 Issue

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

Results of Operations

Three  months  ended March 31, 1999  compared  with three months ended March 31,
1998

During the three months ended March 31, 1999, the Company recorded revenues of $1,110,332, a decrease of $185,453 over the same period in the previous year. In the 1998 comparable period the Company received its first revenues of $1,295,785, of which, $1,291,712 was paid by Siemens as a non-refundable license fee. The 1999 revenues are primarily from sales and licensing fees related to the PowerScribe dictation product and TTS technologies and products.

The Company incurred product development and research expenses of $2,971,279 during the three months ended March 31, 1999, an increase of $270,076 over the same period in the previous year. This increase was due primarily to the addition of product development and research personnel, equipment, facilities and the operations of the Interactive Technologies and HealthCare Solutions Groups. The Company anticipates similar or increased product development and research costs as it continues to develop and market the applications and products offered by its HealthCare Solutions and Interactive Technologies Solutions Groups.

Selling, general and administrative expenses were $3,675,561 and $1,380,080 , respectively, for the three months ended March 31, 1999 and 1998. Salaries, wages and related costs were $2,093,626 and $716,550 for the three months ended March 31 1999 and 1998, respectively, an increase of $1,377,076. This increase is attributable to increases in personnel costs resulting from the acquisitions of AcuVoice, Articulate and Papyrus. Legal and accounting expenses increased $238,692, marketing expenses increased $336,668 and consulting and outside services increased by $94,094.

Amortization of goodwill and purchased core technologies were $1,287,581 and $98,783 , respectively, for the three months ended March 31, 1999 and 1998 representing an increase of $1,188,798. This increase is primarily attributable to the amortization of intangible assets acquired in connection with the acquisitions of AcuVoice,

Articulate and Papyrus.

The Company incurred losses from operations of $7,049,528 and $12,199,281 during the three months ended March 31, 1999 and 1998, respectively. The decrease in losses from operations is due primarily to the $9,315,000 charge for in-process research and development costs during the three months ended March 31, 1998, offset in part by increases in general and administrative expenses and amortization expense. The Company anticipates that its investment in ongoing scientific product development and research will continue at present or increased levels for at least the remainder of fiscal 1999, assuming availability of working capital.

Net other expense was $2,245,333 for the three months ended March 31, 1999, an increase of $2,204,886 over the three months ended March 31, 1998. This increase was due primarily to increased interest expense of $1,955,455 due to financing costs associated with the issuance of the Series C 5% Convertible Debentures.

Liquidity and Capital Resources

The Company must raise additional funds to be able to satisfy its cash requirements during the next twelve months. The scientific research and development, corporate operations and marketing expenses will continue to require additional capital. In addition, the Company's recent acquisitions of AcuVoice, Articulate, and Papyrus place further requirements on the Company's limited cash resources. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities or sales of existing technologies or businesses to satisfy future capital requirements until such time as the Company is able to enter into additional acceptable third party licensing or co-development arrangements such that it will be able to finance ongoing operations out of license, royalty and sales revenue. There can be no assurance that the Company will be able to enter into such agreements. Furthermore, the issuance of equity securities or other securities which are or may become convertible into equity securities of the Company in connection with such financing (or in connection with acquisitions) would result in dilution to the stockholders of the Company which could be substantial.

The Company had negative working capital of $13,903,731 at March 31, 1999 compared to negative working capital of $14,678,975 at December 31, 1998. The current ratio was 0.10 at March 31, 1999, compared to 0.59 at December 31, 1998. Current assets decreased by $19,221,364 to $1,493,842 from December 31, 1998 to March 31, 1999. Current liabilities decreased by $19,996,608 to $15,397,573 during the same period. The increase in working capital from December 31, 1998 to March 31, 1999, was primarily attributable to the payment of notes payable and other accrued liabilities from the proceeds of the Series C 5% Convertible Debentures. Total assets were $41,261,363 at March 31,1999 compared to $61,989,927 at December 31, 1998.

During the three months ended March 31, 1999, the Company granted 753,000 stock options to various employees and 9,500 stock options to two consultants at exercise prices ranging from $1.28 to $1.78 per share. The term of all options granted during this three month period is ten years from date of grant. As of March 31, 1999, the Company had a total of 16,419,282 options outstanding.

From its inception, the Company's principal source of capital has been private and other exempt sales of the Company's debt and equity securities. On January 29, 1999, the Company entered into a Securities Purchase Agreement with four investors pursuant to which the Company sold its Series C 5% Convertible Debentures (the "Debentures") in the aggregate principal amount of $4,000,000. The outstanding principal amount of the Debentures is convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price equal to the lesser of $1.25 or 80% of the average of the closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. The Company also issued 400,000 warrants in connection with this financing. The warrants entitle the holders to purchase up to 400,000 shares of the Company common stock at an exercise price of $1.25 per share. On March 3, 1999, the Company executed a Supplemental Agreement pursuant to which the Company agreed to sell an additional $2,500,000 principal amount of the Debentures on the same terms and conditions as the January 29, 1999 agreement, except no additional warrants were issued. Gross proceeds to the Company from these two transactions were $6,500,000.

The obligations of the Company for repayment of the Debentures, as well as its obligation to register the common stock underlying the potential conversion of the Debentures and the exercise of the warrants issued in these transactions, were personally guaranteed by Thomas A. Murdock, Roger D. Dudley (each of whom are executive officers and directors of the Company) and Stephen
M. Studdert (director of the Company) (collectively, "Guarantors"). The personal guarantees of these Guarantors were secured by a pledge of 6,000,000 shares of Fonix common stock beneficially owned by them and held in the name of Thomas A. Murdock, Trustee. In connection with the Supplemental Agreement, the Company agreed to pledge as collateral for repayment of the Debentures, a lien on the patent covering certain ASR technologies. At the present time the Company has not executed a security agreement in favor of the investors describing the patent. In connection with the guaranty and the pledge of Fonix common stock given by Guarantors, the Company agreed to indemnify and hold them harmless in the event of a default that results in any payment or other liability or damage incurred by any of them. In consideration for the guaranty and pledge by Guarantors, the Company also agreed to grant each of them common stock purchase warrants to purchase 666,666 shares of common stock at a price of $1.59 per share. However, the Guarantors have declined the grant of these warrants. On or about April 6, 1999, the holders of the Debentures notified the Company and Guarantors that Guarantors were in default under the terms of the pledge, and that the holders intended to exercise their rights to sell some or all of the pledged shares. At the present time, the Company has no knowledge of sales of Guarantors' shares by the holders of the debentures. However, if the holders proceed to sell some or all of Guarantors' shares, the Company may be obligated under its indemnity agreement in favor of Guarantors to issue shares to the Guarantors in replacement of all shares sold by the holders and to reimburse Guarantors for any income tax liability incurred as a result of the holders' sales of Guarantors' shares.

During the three months ended March 31, 1999, 17,500 shares of Series D Convertible Preferred Stock and 45,072 shares of Series E Convertible Preferred Stock and related dividends were converted into 426,464 shares and 1,086,531 shares, respectively, of the Company's common stock.

At December 31, 1998, the Company had a revolving note payable to a bank in the amount of $19,988,193. This note was due January 8, 1999, bore an interest rate of 6.00 percent, and was secured by a certificate of deposit in the amount of $20,000,000. The Company paid this revolving note in full, including accrued interest, on January 8, 1999 with proceeds from the certificate of deposit that secured the note and $22,667 in cash.

At March 31, 1999, the Company had an unsecured revolving note payable to a bank in the amount of $50,000. Amounts loaned under the revolving note payable are limited to $50,000. The weighted average outstanding balance during the three months ended March 31, 1999 was $50,000. The weighted average interest rate was
9.75 percent during this period. This note is payable on demand, matures April 1, 2007, bears interest at a bank's prime rate plus 2.0 percent (9.75 percent at March 31, 1999) and requires interest to be paid monthly.

At March 31, 1999, the Company had a note payable to a lender in the amount of $560,000 which bears interest at 18 percent per annum, which interest is payable monthly. The note payable was originally due January 2, 1999 and is secured by certain accounts receivable of the Company's HealthCare Solutions Group. The Company has extended the due date through May 28, 1999 by paying the lender accrued interest plus a fee of $5,600. The Company anticipates that it will request additional extensions of the due date. The note is personally guaranteed by two officers and a member of the Board of Directors of the Company.

At March 31, 1999, the Company had unsecured demand notes payable outstanding to former Articulate stockholders in the aggregate amount of $4,658,980 related to the acquisition of Articulate in 1998. These notes were payable on demand any time after November 30, 1998. In December 1998, the holder of a $407,971 note demanded payment. In connection with this demand, the Company paid the holder a partial payment of $50,000 in 1998 and the holder agreed to extend the date on which demand could be made to March 15, 1999 and increase the interest rate to 11 percent per year. No additional demand has been given for payment of this note. In 1998, the Company also negotiated extensions of $986,481 of the notes to May 30, 1999 and adjusted the interest rate to 10 percent per year. During the three months ended March 31, 1999 and subsequent to March 31, 1999, the Company made partial payments of $50,000 and $175,000 respectively, on a $2,535,235 note and agreed to pay the balance in connection with a sale of one of its operating segments.

At March 31, 1999, the Company had unsecured demand notes payable outstanding to former Articulate employees in the aggregate amount of $452,900 and an accrued liability of $404,100 to the same employees. Both amounts are related to incentive compensation granted the employees for continued employment with the Company after the acquisition of Articulate in 1998. The demand notes bear interest at an annual rate of 8.5 percent and were payable upon demand after November 1, 1998. None of the holders of these notes has demanded payment. The Company has agreed to pay interest on these notes at 9 percent per year after November 1, 1998. No demand for payment has been made for the $404,100 by the former Articulate employees.

At March 31, 1999, the Company had unsecured demand notes payable to former Papyrus stockholders in the aggregate amount of $1,710,000, which notes were issued in connection with the acquisition of Papyrus in 1998. The notes were payable in various installments from February 28, 1999 through September 30, 1999. In April 1999, the Company entered into agreements with five former Papyrus shareholders to reduce the aggregate amounts payable to them under these notes from $1,632,375 to $1,188,909, which amounts will be paid in connection with a sale of one of the Company's operating segments. The aggregate remaining balance of $77,625 of the notes payable to former shareholders of Papyrus will also be paid at the closing of the contemplated sale of the operating segment.

At March 31, 1999, the Company had an unsecured revolving note payable in the amount of $184,839 in principal and $5,929 in accrued interest to SMD, a company owned by two individuals who are executive officers and directors and one individual who is a director of the Company and who each beneficially own more than 10 percent of the Company's common stock. The weighted average balance outstanding during the three months ended March 31, 1999 was $53,398. This revolving note is payable on demand and bears interest at an annual rate of 12 percent. The maximum amount outstanding under this revolving note during the period ended March 31, 1999 was $184,839. In 1999, advances to the three individuals in the amount of $59,986 were applied as a partial payment of this note.

In December 1998, two individuals who are executive officers and directors and one individual who is a director of the Company ("Guarantors") guaranteed certain obligations of the Company. As security for some of the guarantees, the Guarantors also pledged shares of Fonix common stock beneficially owned by them. In March 1999, 143,230 of the shares previously pledged by the Guarantors to a bank were sold by the bank and the proceeds were used to pay Company credit card balances and the related accrued interest in full totaling $244,824. These amounts are now included in the unsecured revolving note payable to SMD described above.

At March 31, 1999, the Company had an unsecured, non-interest bearing demand note payable in the amount of $100,000 to Synergetics, Inc. ("Synergetics"), a research and development entity. This note is payable on demand.

At March 31, 1999, the Company had an unsecured note payable to an officer of the Company in the amount of $20,000, which bears interest at an annual rate of 10 percent and was due December 31, 1998. The holder of this note agreed to extend the due date to June 30, 1999.

At March 31, 1999, the Company had an unsecured note payable to an officer of the Company in the amount of $43,691 which bears interest at an annual rate of 10 percent and is due on or before July 31, 1999. Subsequent to March 31, 1999, this same officer advanced an additional $25,000 to the Company under similar terms.

On  April  22,  1999,  the  Company  entered  into  a  loan  agreement  with  an unaffiliated entity pursuant to which the Company received proceeds in the aggregate principal amount of $1,000,000. This note is payable in full including accrued interest on July 28, 1999 and bears interest at the prime rate as published in The Wall Street Journal under the heading "Money Rates" plus 2.0 percent (9.75 percent at April 22, 1999). The loan is secured by all the assets of Fonix/ASI Corporation, a wholly owned subsidiary of the Company, including its intellectual property rights represented by patents, copyrights and trademarks. On May 14, 1999, an additional $100,000 was advanced under the terms of this note. . The Company anticipates that it will need to raise additional funds to satisfy its cash requirements during the next twelve months. Even taking into account expected revenues from the HealthCare Solutions and Interactive Technologies Solutions Groups, the Company's ongoing operating expenses will remain higher than revenues from operations at least through the first three quarters of 1999. Accordingly, the Company expects to incur significant losses until such time as it is able to enter into substantial licensing and co-development agreements and receive substantial revenues from such arrangements or from the operations of its recently acquired subsidiaries, of which there can be no assurance. Scientific research and development, corporate operations and marketing expenses will continue to require additional capital. The Company therefore intends to continue to rely primarily on financing through sales of its equity and debt securities to satisfy future capital requirements until such time as the Company is able to enter into additional third-party licensing or co-development arrangements such that it will be able to finance ongoing operations out of license, royalty and sales revenues. There can be no assurance that the Company will be able to sell its equity and debt securities such that sufficient operating capital will be available when and in the amounts needed. Furthermore, the issuance of equity securities or other securities which are or may become convertible to the equity securities of the Company in connection with such financing (or in connection with acquisitions) will result in dilution to the stockholders of the Company which could be substantial.

The Company presently has no plans to purchase any new research and development or office facilities.

Outlook

Corporate Objectives, Technology Vision and Acquisition Strategy

The Company has positioned itself as a developer of "next generation" speech and human-computer interface technologies that will provide multiple product solutions for business, consumer and service applications. The fonix management team has assembled leading talents in the ASR, TTS, handwriting recognition and other arenas related to these technologies. The Board of Directors and management have developed a business strategy that identifies the Company's strengths and objectives, outlines a vision of the next major market opportunities in the computer, telephony and electronics industries and articulates a corporate and technology strategy that includes strategic alliances, collaborative development agreements, strategic acquisitions and, ultimately, marketing a suite of Fonix-branded products.

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

Anticipated products incorporating such advanced multi-modal human computer interface technology include the following:

           o         PCs and PDAs
           o         cellular phones
           o         automotive and home environment speech controls
           o         automated information and transaction kiosks
           o telephone systems with natural dialogue and gesture controls
           o medical transcription and reporting systems, including PowerScribeRAD and PowerScribeEM
           o         smart consumer appliances and electronics
           o speech and pen-based computers utilizing handwriting and cursive recognition
           o         interactive education and entertainment systems
           o         redesigned appliances
           o         toys and games

This  next  generation   technology   presents  important  product  and  service
opportunities for companies like Fonix in a variety of industry segments, including:

           o         semiconductors
           o         health care
           o         telecommunications
           o         computers
           o         software
           o         consumer electronics
           o         entertainment
           o         automotive

Fonix is a technology company. Since its inception, the Company has focused on the development of its Core Technologies and related complementary technologies, including those technologies obtained in connection with the acquisitions of AcuVoice, Articulate and Papyrus. The Company will pursue the development of advanced speech and computer-interface technologies that will enhance or may be enhanced by its own Core Technologies. Fonix will pursue this development through strategic alliances, such as the Siemens agreement in the telecommunications industry, and through collaborative research arrangements such as its agreements with Oregon Graduate Institute and Brigham Young University.

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

The strategy described above is not without risk, and shareholders and others interested in the Company and its common stock should carefully consider the risks contained the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                Special Note Regarding Forward-Looking Statements

Certain statements contained herein under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Outlook," including statements concerning (i) the Company's strategy, (ii) the Company's expansion plans, (iii) the market for and potential applications of the Company's technologies, (iv) the results of research and development efforts, and (v) the growth of the Company's business contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not necessarily limited to, those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


                     PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Clarke - On August 28, 1998, John R. Clarke and Perpetual Growth Fund, a company Clarke's spouse purportedly owns, commenced an action against Fonix in federal court for the Southern District of New York. Clarke and Perpetual Growth asserted claims for breach of contract relating to certain financing Fonix received during 1998. Specifically, Clarke and Perpetual Growth allege that they entered into a contract with Fonix under which Fonix agreed to pay them a commission of five percent of all financing provided to Fonix by Southridge Capital Management or its affiliates. Clarke and Perpetual claim that they are entitled to commissions with respect to approximately $3,000,000 of equity financing to Fonix in July and August 1998, and Fonix's offerings of Series D and Series E preferred stock, totaling together $12,000,000, in August and September 1998.

Fonix believes that the Clarke lawsuit is without merit and filed a motion to dismiss based upon the court's lack of personal jurisdiction over Fonix. The court granted Fonix's motion to dismiss. Clarke and Perpetual Growth have appealed the dismissal. Fonix has filed a suit against Clarke and Perpetual Growth in federal court for the Central District of Utah seeking a declaratory judgment that it does not owe any money to Clarke and Perpetual Growth. Now that the action in New York has been dismissed, Fonix intends to vigorously pursue the Utah action. However, the lawsuit in New York could be reinstated on appeal and Clarke and Perpetual Growth could prevail in that lawsuit, in which case Fonix may be required to pay significant amounts of money damages awarded by the court.

Papyrus - After the Papyrus acquisition closed in October 1998, the Company investigated some of the representations and warranties made by Papyrus to induce the Company to acquire Papyrus. The Company determined that certain of the representations made by Papyrus and their executive officers appear to be false. At about the same time, the Company began negotiations with the former executive officers of Papyrus. On February 26, 1999, the Company filed an action against Papyrus in the United States District Court for the District of Utah, Central Division, wherein the Company alleged claims for misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and rescission. On March 11, 1999, three of the former shareholders of Papyrus filed an action against the Company in the United States District Court for the District of Massachusetts, alleging a default under the terms of the promissory notes issued to them in connection with the Papyrus Acquisition. On April 2, 1999, the three former Papyrus shareholders filed an amended complaint against the Company seeking additional remedies including violation of Massachusetts unfair and deceptive acts and practices statutes and copyright infringement. On April 8, 1999, a fourth former Papyrus shareholder filed an action against the Company alleging a default under the terms of the promissory notes issued to him in connection with the Papyrus acquisition and seeking additional remedies including violation of Massachusetts unfair and deceptive acts and practices statutes and copyright infringement. On April 13, 1999, a fifth former Papyrus shareholder filed a similar action in Massachusetts. Subsequently, the Company has entered into agreements with the five former Papyrus shareholders for dismissal of the actions and cancellation of the promissory notes upon payment to the former shareholders of $1,188,909 (the "Settlement Payment") and return for cancellation by the Company of approximately 970,000 shares of restricted common stock issued to the five former shareholders in the acquisition. The Company must pay the Settlement Payment on or before July 15, 1999 or the Company and the five former Papyrus shareholders are free to pursue their respective claims.

Apple Computer, Inc. - In February 1993, Articulate received a patent (the "303 patent") for a product which would allow the user of an Apple MacIntosh to create spoken commands which the computer would recognize and respond to. Soon after the 303 patent was issued, Articulate put Apple Computer, Inc.("Apple") on notice that Apple's "PlainTalk" product infringed the 303 patent. When Apple ignored Articulate's notices, Articulate sued Apple. Apple responded to the suit by suing Articulate and Dragon Systems, Inc., which suit was subsequently dismissed. The Company acquired Articulate's claims against Apple in the Articulate acquisition. The Company has completed discovery in the action pending against Apple and is awaiting the scheduling of a trial.

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

           Recent Sales of Unregistered Securities. During the quarter ended March 31, 1999, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "Act"), other than unregistered sales in reliance on Regulation S under the Act, as follows:

                  During the three months ended March 31, 1999, 17,500 shares of Series D Convertible Preferred Stock and 45,072 shares of Series E Convertible Preferred Stock together with related dividends on each were converted into 426,464 shares and 1,086,531 shares, respectively, of the Company's common stock.

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

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

           Exhibit No.         Description of Exhibit

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


(B) Reports filed on Form 8-K during the three month period ended March 31, 1999:

           On January 7, 1999, the Company filed a Current Report on Form 8-K to announce the closing of a private placement of the Company's restricted common stock.

                                                              SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              Fonix Corporation



Date:          May 19, 1998                              /s/ Douglas L. Rex
     ---------------------------------------             -----------------------
                                                         Douglas L. Rex,
                                                         Chief Financial Officer