Form 10-Q/A
period 1998-09-30
FONIX CORP
filed 1999-06-21
CIK 855585

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-Q/A

                                 (Amendment No. 2)



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
          to            .                                          -------------
            ------------

                          Commission file number 0-23862

                                 Fonix Corporation
               (Exact name of registrant as specified in its charter)

                                Delaware 22-2994719
           (State of incorporation) (I.R.S. Employer Identification No.)

                      60 East South Temple Street, Suite 1225
                             Salt Lake City, Utah 84111
               (Address of principal executive offices and zip code)

                                  (801) 328- 8700
                (Registrant's telephone number, including area code)




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

                                   INTRODUCTION

This Amendment No. 2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, of Fonix Corporation (the "Company") is submitted to amend the following Items:

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

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

ASSETS
                                                                                      September 30,       December 31,
                                                                                          1998               1997
                                                                                    ------------------ ------------------
Current assets:                                                                      (As restated
                                                                                     See Note 1)
       Cash and cash equivalents                                                         $ 20,053,030       $ 20,501,676
       Notes receivable                                                                       822,139            600,000
       Accounts receivable, net                                                               257,186                  -
       Interest and other receivables                                                          91,722             14,919
       Inventory                                                                               65,523                  -
       Prepaid expense                                                                        136,775             32,094
       Stock subscription receivable                                                        2,000,000                  -
                                                                                    ------------------ ------------------

            Total current assets                                                           23,426,375         21,148,689

Property and equipment, net of accumulated depreciation
   of $955,944 and $464,100, respectively                                                   2,462,907          1,567,279

Intangible assets, net of accumulated amortization of
   $1,356,381 and $25,509, respectively                                                    34,726,176            138,951

Other assets                                                                                  130,302             39,647
                                                                                    ------------------ ------------------

            Total assets                                                                 $ 60,745,760       $ 22,894,566
                                                                                    ================== ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Bank overdraft                                                                       $ 178,757                $ -
       Revolving notes payable                                                             20,034,536         18,612,272
       Notes payable - related party                                                        6,737,453            551,510
       Notes payable - other                                                                  100,000                  -
       Accounts payable                                                                     2,868,670            291,638
       Accrued liabilities                                                                  1,133,388            505,619
       Accrued liabilities - related party                                                    492,636            459,502
       Deferred revenues                                                                      931,816                  -
       Capital lease obligation - current portion                                              55,227             49,325
                                                                                    ------------------ ------------------

            Total current liabilities                                                      32,532,483         20,469,866

Capital lease obligation, net of current portion                                               10,039             52,225
                                                                                    ------------------ ------------------

            Total liabilities                                                              32,542,522         20,522,091
                                                                                    ------------------ ------------------

Commitments and contingencies (Notes 11 and 12)

Stockholders' equity:
       Preferred stock                                                                     25,697,414          5,812,444
       Common stock                                                                             5,859              4,358
       Additional paid-in capital                                                          82,396,674         38,637,059
       Outstanding warrants                                                                 3,258,928          2,936,360
       Deferred consulting expense                                                           (186,725)                 -
       Deficit accumulated during the development stage                                   (82,968,912)       (45,017,746)
                                                                                    ------------------ ------------------

            Total stockholders' equity                                                     28,203,238          2,372,475
                                                                                    ------------------ ------------------

            Total liabilities and stockholders' equity                                   $ 60,745,760       $ 22,894,566
                                                                                    ================== ==================


     See accompanying notes to condensed consolidated financial statements.

                             Fonix Corporation
                       (A Development Stage Company)

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                                                                October 1,
                                                                                                                   1993
                                                  Three Months Ended                Nine Months Ended          (Inception) to
                                                     September 30,                    September 30,            September 30,
                                            ------------------------------------------------------------------
                                                 1998            1997             1998             1997             1998
                                            ---------------- -------------- ----------------- ---------------------------------
                                               (As restated                    (As restated                      (As restated
                                               See Note 1)                      See Note 1)                       See Note 1)
Revenues                                          $ 199,017            $ -       $ 2,671,302  $             -      $ 2,671,302
Cost of revenues                                     33,164              -            57,353                -           57,353
                                            ---------------- -------------- ----------------- ----------------- ---------------

       Gross profit                                 165,853              -         2,613,949                -        2,613,949
                                            ---------------- -------------- ----------------- ----------------- ---------------

Expenses:
    Purchased in-process research and
     development                                  3,821,000              -        13,136,000                -       13,136,000
    Product development and research              4,419,400      1,650,371        10,080,895        4,715,650       28,018,188
    Selling, general and administrative           4,320,891      2,185,169         8,360,964        5,935,838       30,607,634
                                            ---------------- -------------- ----------------- ----------------- ---------------

       Total expenses                            12,561,291      3,835,540        31,577,859       10,651,488       71,761,822
                                            ---------------- -------------- ----------------- ----------------- ---------------

Loss from operations                            (12,395,438)    (3,835,540)      (28,963,910)     (10,651,488)     (69,147,873)
                                            ---------------- -------------- ----------------- ----------------- ---------------

Other income (expense):
    Interest income                                 292,526        279,671           856,408          882,096        3,448,475
    Interest expense                               (378,636)    (1,697,550)         (973,537)      (3,203,735)      (4,826,080)
    Cancellation of common stock reset
      provisions                                 (6,111,577)             -        (6,111,577)               -       (6,111,577)
                                            ---------------- -------------- ----------------- ----------------- ---------------

       Total other expense, net                  (6,197,687)    (1,417,879)       (6,228,706)      (2,321,639)      (7,489,182)
                                            ---------------- -------------- ----------------- ----------------- ---------------

Loss before extraordinary items                 (18,593,125)    (5,253,419)      (35,192,616)     (12,973,127)     (76,637,055)

Extraordinary items:
    Loss on extinguishment of debt                        -       (881,864)                -         (881,864)        (881,864)
    Gain on forgiveness of debt                           -              -                 -                -           30,548
                                            ---------------- -------------- ----------------- ----------------- ---------------

Net loss                                    $   (18,593,125) $  (6,135,283) $    (35,192,616) $   (13,854,991)  $  (77,488,371)
                                            ================ ============== ================= ================= ===============


Basic and diluted net loss per
     common share                                   $ (0.39)       $ (0.18)          $ (0.75)         $ (0.37)
                                            ================ ============== ================= ================

     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                          October 1,
                                                                                                             1993
                                                                                Nine Months Ended        (Inception) to
                                                                                  September 30,          September 30,
                                                                           -----------------------------
                                                                               1998           1997           1998
                                                                           -------------- -------------- --------------
Cash flows from operating activities:                                       (As restated                  (As restated
                                                                            See Note 1)                   See Note 1)
      Net loss                                                              $(35,192,616)  $(13,854,991) $ (77,488,371)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
        Issuance of common stock for services                                          -      1,120,004      5,437,240
        Issuance of common stock for patent                                      100,807              -        100,807
        Non-cash expense related to issuance of debentures,
          warrants, preferred stock and common stock                           6,111,577      2,489,336     10,078,914
        Non-cash compensation expense related to issuance
          of stock options                                                       133,375              -      2,416,275
        Non-cash expense related to issuance of notes payable and
          accrued expense for services                                           857,000              -        857,000
        Non-cash expense related to exchange of notes receivable for
          services                                                               150,000              -        150,000
        Non-cash expense related to purchased in-process research and
          development                                                         12,635,768              -     12,635,768
        Gains (losses) on asset disposals                                            (88)             -          1,193
        Depreciation and amortization                                          1,802,814        237,784      2,292,423
        Extraordinary loss on extinguishment of debt                                   -        881,864        881,864
        Extraordinary gain on forgiveness of debt                                      -              -        (30,548)
        Changes in assets and liabilities, net of acquisitions:
           Accounts receivable, net                                             (183,418)             -       (183,418)
           Interest and other receivables                                        (74,009)       157,643        (88,928)
           Inventory                                                              (8,358)             -         (8,358)
           Prepaid expense                                                      (100,281)      (152,689)      (132,375)
           Other assets                                                          (80,212)       (18,420)      (119,859)
           Accounts payable                                                    2,381,610         40,870      4,453,448
           Accrued liabilities                                                   482,568     (1,006,905)     1,116,168
           Accrued liabilities - related party                                  (370,966)        (4,978)        88,536
           Deferred revenues                                                       2,126              -          2,126
                                                                           -------------- -------------- --------------

        Net cash used in operating activities                                (11,352,303)   (10,110,482)   (37,540,095)
                                                                           -------------- -------------- --------------

Cash flows from investing activities, net of effects of acquisitions:
      Acquisition of subsidiaries, net of cash acquired                      (14,738,495)             -    (14,738,495)
      Purchase of property and equipment                                      (1,240,540)      (625,597)    (3,271,919)
      Proceeds from sale of equipment                                                500              -            500
      Investment in intangible assets                                            (94,789)       (75,035)      (259,249)
      Issuance of notes receivable                                            (1,322,139)      (883,600)    (3,805,739)
      Payments received on notes receivable                                            -      1,633,600      1,883,600
                                                                           -------------- -------------- --------------

        Net cash (used in) provided by investing activities                  (17,395,463)        49,368    (20,191,302)
                                                                           -------------- -------------- --------------

Cash flows from financing activities:
      Bank overdraft                                                             178,757              -        178,757
      Net proceeds from revolving note payable                                 1,422,264      3,352,637     20,034,536
      Net (payments) proceeds on revolving note payable - related party         (514,296)       760,000         37,214
      Proceeds from notes payable - other                                        100,000              -      2,451,667
      Payments on notes payable - other                                          (49,250)             -     (1,829,056)
      Principal payments on capital lease obligation                             (36,284)             -        (79,665)
      Proceeds from issuance of convertible debentures, net                            -      2,685,000      3,185,000
      Proceeds from sale of warrants                                             322,928              -        922,928
      Proceeds from sale of common stock, net                                 17,471,155        425,000     38,175,700
      Proceeds from sale of Series B, C and D preferred stock, net             9,403,846              -     14,707,346
                                                                           -------------- -------------- --------------

        Net cash provided by financing activities                             28,299,120      7,222,637     77,784,427
                                                                           -------------- -------------- --------------

Net increase (decrease) in cash and cash equivalents                            (448,646)    (2,838,477)    20,053,030

Cash and cash equivalents at beginning of period                              20,501,676     22,805,786              -
                                                                           -------------- -------------- --------------

Cash and cash equivalents at end of period                                   $20,053,030    $19,967,309   $ 20,053,030
                                                                           ============== ============== ==============


     See accompanying ntoes to condensed consolidated financial statements.

                             Fonix Corporation
                       (A Development Stage Company)

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)

                                                                                                       October 1,
                                                                                                          1993
                                                                            Nine Months Ended        (Inception) to
                                                                              September 30,           September 30,
                                                                       ----------------------------
Supplemental disclosure of cash flow information:                          1998          1997             1998
                                                                       ------------- --------------  ----------------
                                                                       (As restated                   As restated
                                                                        See Note 1)                   See Note 1)
      Cash paid during the period for interest                            $ 747,629      $ 771,037       $ 2,784,648

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

      For the Nine Months Ended September 30, 1997:

      A $500,000 Series A Convertible Debenture was converted into 166,667 shares of Series A Preferred Stock.

      SeriesB Convertible Debentures in the amount of $850,000 and related accrued interest of $7,850 were converted into 145,747 shares of common stock.

      SeriesB Convertible Debentures in the amount of $2,150,000 and related accrued interest of $28,213 were converted into 108,911 shares of Series B Preferred Stock.

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

Subsequent to the Company filing its Quarterly Report on Form 10-Q for the period ended September 30, 1998 with the Securities and Exchange Commission, the Company reevaluated the appraisal of the fair value of the in-process research and development acquired with the purchases of AcuVoice, Inc., and Articulate Systems, Inc. (see Note 2). The amount allocated to in-process research and development for the AcuVoice, Inc., acquisition was reduced from $17,839,840 to $9,315,000. The amount allocated to in-process research and development for the Articulate Systems, Inc., acquisition was reduced from $5,500,000 to $3,821,000. The previously issued consolidated financial statements as of and for the periods ended September 30, 1998 have been restated to reflect these changes as follows:


                                                    As of September 30, 1998
                                  As Originally
                                   Reported                                     As Restated
Intangible assets, net            $24,984,215                                   $34,726,176
Total assets                       51,003,799                                    60,745,760
Stockholders' equity               18,461,277                                    28,203,238

                                Fonix Corporation
                          (A Development Stage Company)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




                        Three Months Ended                    Nine Months Ended              October 1, 1993 (Inception)
                        September 30, 1998                   September 30, 1998                 to September 30, 1998
                       As                                  As                                   As
                   Originally                          Originally                           Originally

                    Reported      As Restated           Reported          As Restated        Reported         As Restated
Purchased in-
process
research and
develop ment    $      5,500,000    $    3,821,000    $   23,339,840    $    13,136,000    $   23,339,840    $  13,136,000
Loss from
operations           (13,802,381)      (12,395,438)      (38,575,871)       (28,963,910)      (78,759,834)     (69,147,873)

Net loss             (20,000,068)      (18,593,125)      (44,804,577)       (35,192,616)      (87,100,332)     (77,488,371)
Basic and
diluted net
loss per
common
share                     $(0.42)           $(0.39)           $(0.94)            $(0.75)


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

                               Fonix Corporation
                         (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and nine months ended September 30, 1998 and 1997:



                                                                             Three Months Ended September 30,
                                                                   ------------------------------------------------------
                                                                        1998                                   1997
                                                            ---------------------------------        ------------------------------
                                                                                Per Share                               Per Share
                                                               Loss               Amount              Loss               Amount
                                                               ----               ------              ----               ------

Loss before extraordinary items                               $(18,593,125)                            $(5,253,419)
Preferred stock dividends                                       (2,626,890)                             (1,660,718)
                                                              -------------                            ------------
Loss attributable to common stockholders before
extraordinary items                                            (21,220,015)           $(0.39)           (6,914,137)          $(0.16)
Extraordinary loss on extinguishment of debt                        -                  -                  (881,864)           (0.02)
                                                              -------------      -----------           ------------        ---------

Net loss attributable to common
stockholders                                                  $(21,220,015)           $(0.39)          $(7,796,001)          $(0.18)
                                                              =============     =============          ============        =========

Weighted average common shares

outstanding                                                      54,020,736                              42,192,776
                                                              =============                            ============




                                                                              Nine Months Ended September 30,
                                                                   ------------------------------------------------------
                                                                        1998                                   1997
                                                            ---------------------------------        ------------------------------
                                                                                Per Share                               Per Share
                                                               Loss               Amount              Loss               Amount
                                                               ----               ------              ----               ------

Loss before extraordinary items                               $(35,192,616)                           $(12,973,127)
Preferred stock dividends                                       (2,758,550)                             (1,660,718)
                                                              -------------                           -------------
Loss attributable to common stockholders before
extraordinary items                                            (37,951,166)           $(0.75)          (14,633,845)          $(0.35)
Extraordinary loss on extinguishment of debt                              -                 -             (881,864)           (0.02)
                                                              -------------      -----------           ------------        ---------

Net loss attributable to common
stockholders                                                  $(37,951,166)           $(0.75)         $(15,515,709)          $(0.37)
                                                              =============     =============          ============        =========

Weighted average common shares

outstanding                                                      50,385,468                              42,053,697
                                                              =============                            ============

                                 Fonix Corporation
                           (A Development Stage Company)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


2.  ACQUISITIONS


The Company created a wholly owned subsidiary ("fonix/Articulate") for the sole purpose of acquiring Articulate Systems, Inc. ("ASI"), a Delaware corporation, in September 1998. ASI was a provider of sophisticated voice recognition products to specialized segments of the health care industry. Those same products and services are now provided by the Company's HealthCare Solutions Group. The acquisition was closed on September 2, 1998. The Company delivered to the former ASI stockholders 5,140,751 shares of restricted common stock (having a quoted market value of $8,353,720 on that date), a cash payment of $7,787,249 and 8.5 percent demand notes in the aggregate amount of $4,747,339. Additionally, the Company agreed to issue stock options in exchange for all of ASI's stock options outstanding and unexercised on the date of acquisition at a rate designed to allow the holders thereof to receive that amount of Fonix stock as they would have received had they exercised their options before the merger closed for payment of the same exercise price (see Note 8). The fair market value of the options to be issued to ASI option holders is approximately $130,000 using the Black-Scholes option pricing model. Subsequent to the acquisition, the Company agreed to pay several ASI employees incentive compensation for continued employment in the aggregate amount of $857,000 (which was not included in the purchase price of ASI), in connection with which the Company issued 8.5 percent demand notes for $452,900 and recorded an accrued liability of $404,100 for the balance. The demand notes issued to both the ASI stockholders and the ASI employees are payable after November 1, 1998. The $404,100 accrued liability is payable on or before January 31, 1999. The ASI acquisition was accounted for as a purchase.


Purchase price allocations to tangible assets included $286,954 of cash, $62,835 of accounts receivable, $57,165 of inventory, $14,043 of prepaid expense and $117,540 of fixed assets. Purchase price allocations to liabilities assumed included $310,008 of accounts payable and accrued expenses, $1,900,000 of notes payable and $929,690 of deferred revenue. The above purchase price allocations were based upon the estimated fair market values of the assets and liabilities acquired as of the date of acquisition.


The excess of the purchase price over the estimated fair market value of the acquired assets and liabilities of ASI was $23,584,256, including direct acquisition costs of $94,787, of which $13,945,000 was capitalized as the purchase cost of completed technology, $5,818,256 was capitalized as goodwill and other intangibles and $3,821,000 was expensed as purchased in-process research and development. The amount attributed to purchased in-process research and development was expensed in connection with the acquisition because the purchased in-process technology had not yet reached technological feasibility and had no alternative future use. The amounts assigned to purchased core technology and goodwill and other intangibles are being amortized on a straight-line basis over a period of eight years (see Note 5) based on management's review of ASI's operating history, industry trends, the opinions of industry experts, market research reports, analyst reports, and other industry materials.


The Company also created a wholly owned subsidiary for the sole purpose of acquiring AcuVoice, Inc. ("AcuVoice"), a California corporation, in March 1998. After the acquisition, the acquisition subsidiary changed its name to
fonix/AcuVoice, Inc. ("fonix/AcuVoice"). AcuVoice developed and marketed text-to-speech or speech synthesis technologies and products directly to end-users, systems integrators and original equipment manufacturers for use in the telecommunications, multi-media, education and assistive technology markets. Those same products and services are now provided by the Company's Interactive Technologies Solutions Group. The AcuVoice acquisition was closed on March 13, 1998. The Company issued 2,692,216 shares of restricted common stock (having a quoted market value of $16,995,972 on that date) and paid a cash payment of approximately $8,000,000 for all of the then outstanding common shares of AcuVoice. The acquisition was accounted for as a purchase.

Purchase price allocations to tangible assets included $253,881 of cash, $13,728 of accounts receivable, $9,902 of fixed assets and $800 of prepaid expense. Purchase price allocations to liabilities assumed included $22,929 of accounts

                             Fonix Corporation
                       (A Development Stage Company)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


payable and accrued expenses and $599,250 of notes payable. The above purchase price allocations were based upon the estimated fair market values of the assets and liabilities acquired as of the date of acquisition.


The excess of the purchase price over the estimated fair market value of the acquired tangible net assets of AcuVoice was $25,339,840, of which $11,192,000 was capitalized as the purchase cost of the completed technology, $4,832,840 was capitalized as goodwill and $9,315,000 was expensed as purchased in-process research and development.


The amount attributed to purchased in-process research and development was expensed in connection with the acquisition because the purchased in-process technology had not yet reached technological feasibility and had no alternative future use. The amounts assigned to purchased core technology and goodwill and other intangibles are being amortized on a straight-line basis over a period of eight years (see Note 5) based on management's review of AcuVoice's operating history, industry trends, the opinions of industry experts, market research reports, analyst reports, and other industry materials.

The amount attributed to purchased in-process research and development for each acquisition was determined by (1) estimating the costs to develop the purchased in-process technology into commercially viable products (expected completion dates of the end of calendar year 1998 for ASI's technology and mid-year 1999 for AcuVoices's technology), (2) estimating the resulting net cash flows from the projects and (3) discounting the net cash flows back to their present value using a discount rate of 60 percent for the AcuVoice technology and 40 percent for the ASI technology.

At the time of its acquisition by Fonix, ASI's research and development focused on developing a new PowerScribe platform design that will support as-yet unproven features including an enhanced tool kit that supports advanced voice recognition technology built on all-new language models, as well as new storage and retrieval applications. At the time of its acquisition by Fonix, AcuVoice's research and development efforts were focused on the continued development of a completely new generation of proprietary text-to-speech technology. Specifically, the company was working to expand voice capacity to include other voices (including female and foreign language voices). Remaining development efforts for these projects include various phases of design, development and testing. Funding for the projects was expected to be obtained from private offerings of the Company's equity securities. Expenditures to complete each of these projects were expected to total approximately $1.0 million. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that significant deviations from these estimates will not occur.

The net cash flows resulting from the projects at ASI and AcuVoice, which were used to value the purchased in- process research and development, were based on management's estimates of revenues, cost of revenues, research and development costs, selling, general and administrative costs, and income taxes from such projects. These estimates are based on the following assumptions: The potential market size that the projects are addressing; the Company's ability to gain market share in these segments; and the life cycle of in-process technology. Earnings before interest and taxes are estimated to be approximately 35 percent to 60 percent for the sales generated from the ASI and AcuVoice in-process technology. Estimated total revenues from the purchased in-process product areas peak in calendar years 2000-2001 and decline rapidly thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenues has been attributed to enhancements of the base technology under development, and has been excluded from the net cash flow calculations. Existing technology was valued at $13,945,000 for ASI and $11,192,000 for AcuVoice. There can be no assurances that these assumptions will prove accurate, or that the Company will realize the anticipated benefit of these acquisitions.

The rates utilized to discount the net cash flows to their present value are based on cost of capital calculations. Due to the high risk nature of the growth and profitability inherent in the forecast and the risks associated with the developmental projects, venture capital rates of return were considered appropriate for the acquired

                               Fonix Corporation
                         (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


companies. The discount rates used to derive the net present value of cash flows from each purchased in-process technology were commensurate with each acquired company's i) early stage of development; ii) history of limited revenues and losses; iii) the uncertainties in the economic estimates described above; iv) the inherent uncertainty surrounding the successful development of the purchased in-process technology; v) the useful life of such technology; vi) the profitability levels of the technology; and, vii) the uncertainty associated with technological advances inherent in the R&D.

If these projects are not successfully developed, the Company's business, operating results, and financial condition may be adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired. To date, results have not differed significantly from the forecast assumptions. These releases were within range of the development horizon in terms of date of release and cost to complete anticipated at each respective date of acquisition. Management believes the value allocated to acquired developed technology and in-process research and development is consistent with these facts and circumstances.


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

                              Fonix Corporation
                        (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


                                        Three Months Ended September 30,             Nine Months Ended September 30,
                                               1998           1997                      1998              1997


Revenues                            $      239,980   $      195,517             $     3,233,621  $      755,191

Loss before extraordinary items       (15,875,374)       (7,258,091)                (26,749,586)   (19,028,576)

Net loss                              (15,875,374)       (8,139,955)                (26,749,586)   (19,910,440)

Basic and diluted net loss
   per common share                         (0.28)            (0.16)                      (0.48)         (0.40)





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

Common Stock Options - During the nine months ended September 30, 1998, the Company granted options to purchase 2,734,000 shares of common stock. Of such options, 450,000 (having an exercise price of $5.16 per share) were granted to three individuals who are executive officers and directors of the Company and who each beneficially own more than ten percent of the Company's common stock; 355,000, 1,240,000, and 589,000 options were granted to various employees at exercise prices of $3.34, $3.54, and $6.50 per share, respectively, and 100,000 options were granted to an unrelated party for services with an exercise price of $3.75 per share. The term of all options granted during the nine months ended September 30, 1998 is ten years from the date of grant. Additionally, the Company agreed to issue 98,132 stock options in exchange for ASI stock options in connection with the acquisition of ASI (see Note 2). These options will have expiration dates ranging from January 1, 2001 to November 2, 2002. As of September 30, 1998, the Company had a total of 13,411,750 options outstanding.

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

The Company subleases office space leased by a company owned by the three individuals described above. The rent and other related charges are passed through without mark-up to the Company:


                                                                          Nine months Ended September 30,
                                                                          -------------------------------
                                                                            1998                   1997
                                                                           ------                 ------
Expenses:
     Base rent                                                                   $ 83,788               $ 57,900
     Leasehold improvements                                                        35,247                      -
Liabilities:
     Accrued liabilities                                                           44,846                  5,772

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

12.  COMMITMENTS AND CONTINGENCIES

Operating Lease Agreement - In June 1998, the Company entered into a long-term noncancellable operating lease agreement for a facility in Cupertino, California, which houses its Silicon Valley operations. Future aggregate minimum obligations under this operating lease are as follows:

           Years ending December 31,

                     1998                                     $   163,883
                     1999                                         292,899
                     2000                                         308,474
                     2001                                         320,531
                     2002                                         332,589
                     Thereafter                                   140,672
                                                              ------------

                               Total                          $ 1,559,048

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

Acquisitions - The Company created a wholly owned subsidiary for the purpose of acquiring Papyrus Associates, a Pennsylvania corporation and Papyrus Development, a Massachusetts corporation, in October 1998. Papyrus Associates develops, markets and supports handwriting recognition software. Such software is now marketed by the Company's Interactive Technologies Solutions Group. On October 29,1998, the Company acquired 100 percent of the outstanding common stock of Papyrus Associates for the issuance of 1,076,926 shares of the Company's restricted common stock (having a quoted market value of $1,110,580 on that date) and promissory notes to the shareholders of Papyrus Associates totaling $360,000, due the fifth business day following the closing of the Company's next equity funding, but no later than February 28, 1999 and notes totaling $180,000, due April 30, 1999. These notes bear interest at an annual rate of six percent.

Papyrus Development has developed and has expertise in embedded systems and enhanced Internet applications. Such activities are now conducted by the Company's Interactive Technologies Solutions Group. On October 29,1998, the Company acquired 100 percent of the outstanding common stock of Papyrus Development for the issuance of 2,034,188 shares of the Company's restricted common stock (having a quoted market value of $2,097,756 on that date) and promissory notes to the shareholders of Papyrus Development totaling $490,000, due the fifth business day following the closing of the Company's next equity funding, but no later than February 28, 1999, notes totaling $340,000, due February 28, 1999 and notes totaling $340,000, due September 30, 1999. These notes bear interest at an annual rate of six percent. These acquisitions will be accounted for as purchases.

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

The developmental projects at the time of the acquisition were not technologically feasible and had no alternative future use. This conclusion was attributable to the fact that AcuVoice had not completed a working model that had been tested and proven to work at performance levels which were expected to be commercially viable, and that the technologies constituting the projects had no alternative use other than their intended use. The value is attributable solely to the development efforts completed as of the acquisition date. The acquired IPR&D was valued at approximately$9.3 million based on an analysis of forecasted income.

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

The Company is determined to become a multi-market, multi-product enterprise offering advanced speech and human-computer interaction technologies for health care, embedded and interactive applications. Advanced human-computer interface technologies and multi-modal systems include:

           o         speech recognition
           o         speech synthesis
           o         speaker identification and verification
           o         handwriting recognition
           o         pen and touch screen input
           o         intelligent agents
           o         natural language understanding

Products anticipated to incorporate such advanced multi-modal human computer interaction technologies include, among others, the following:

           o         PCs and PDAs
           o         cellular phones

           o         automotive and home environment speech controls
           o         automated information and transaction kiosks
           o telephone systems with natural dialogue and gesture controls
           o medical transcription and reporting systems, including PowerScribe Radiology and PowerScribeEM
           o         smart consumer appliances and electronics
           o speech and pen-based computers utilizing handwriting and cursive recognition
           o         interactive education and entertainment systems
           o         interactive advertising
           o         real-time translation systems

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

                                Fonix Corporation




Date: June 18, 1999                                 /s/ Douglas L. Rex
                                                  ==============================
                                                  Chief Financial Officer