Form 10-K/A
period 1998-12-31
FONIX CORP
filed 1999-08-11
CIK 855585

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A


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

           This Amendment No. 1 to the Annual Report on Form 10-K of Fonix Corporation is submitted to amend the following Items, which originally were submitted as part of the Annual Report filed with the Securities and Exchange Commission as of April 15, 1999:

Part II
       Item  7.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations........................................28
       Item 8.   Financial Statements and Supplementary Data..................39

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



Through December 31, 1998, the Company has spent approximately $130,000 on development of the projects. Management estimates that the projects are 78% complete and that a total of approximately $870,000 will be required to complete the AcuVoice projects. The purchased IPR&D projects are continuing to be developed as anticipated, and there are no changes to the initial estimates regarding completion and cost of development.

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


Of the projects deemed IPR&D, both Radiology 2.5 and Emergency 1.0 achieved technological feasibility and commercial viability subsequent to the acquisition date, as anticipated in terms of time of release and cost to complete. Through December 31, 1998, the Company has spent approximately $280,000 on development of all of the projects. Management estimates that the combined projects are 82% complete, and that a total of approximately $720,000 will be required to complete all of the Articulate projects. The remaining IPR&D projects are continuing to be developed as anticipated, and there are no changes to the initial estimates regarding completion and cost of development.


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


For each acquisition, the excess purchase price over the net tangible assets was allocated to in-process research and development, completed technology and goodwill.


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

                      (Repricing Price - Market Price)
                    -----------------------------------
                                Market Price

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

                Special Note Regarding Forward-Looking Statements

Certain statements contained herein under "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Outlook," including statements concerning (i) the Company's strategy, (ii) the Company's expansion plans, (iii) the market for the Company's technology, products and services, (iv) the effects of future government regulation of the Company's products, (v) the development and launch of new products and the results of research and development efforts, and (vi) the growth of the Company's business, contain certain forward- looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not necessarily limited to, those discussed under the heading "Certain Significant Risk Factors," in Item I, Part I, above.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

Report of Independent Public Accountants (Arthur Andersen LLP)               F-2

Report of Independent Public Accountants Deloitte & Touche LLP)              F-3

Report of Independent Public Accountants (Pritchett, Siler & Hardy, P.C.)    F-4

Consolidated Balance Sheets as of December 31, 1998 and 1997                 F-5

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996 and for the Period from October 1, 1993 (Date of Inception) to
December 31, 1998                                                            F-6

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996 and for the Period from October 1, 1993 (Date of Inception)
to December 31, 1998                                                         F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996 and for the Period from October 1, 1993 (Date of Inception) to
December 31, 1998                                                           F-10

Notes to Consolidated Financial Statements                                  F-12

                               TABLE OF CONTENTS








REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (ARTHUR ANDERSEN LLP)...............F-2

INDEPENDENT AUDITORS' REPORT (DELOITTE & TOUCHE LLP).........................F-3

INDEPENDENT AUDITORS' REPORT (PRITCHETT, SILER & HARDY, P.C.)................F-4

FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 1998 and 1997.................F-5

Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996 and for the Period from October 1, 1993 (Date of Inception) to
December 31, 1998............................................................F-6

Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1998, 1997 and 1996 and for the Period from October 1, 1993 (Date of Inception)
to December 31, 1998.........................................................F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996 and for the Period from October 1, 1993 (Date of Inception) to
December 31, 1998...........................................................F-10

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

                                   Fonix Corporation
                             [A Development Stage Company]
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Research and Development - All expenditures for research and development are charged to expense as incurred. The Company incurred total research and development expenses of $13,620,748, $7,066,294 and $4,758,012 for the years

                                   Fonix Corporation
                             [A Development Stage Company]
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ended December 31, 1998, 1997 and 1996, respectively. The Company expensed $13,136,000 of research and development costs purchased in connection with the acquisitions of AcuVoice, Inc. and Articulate Systems, Inc. (see Note 2).

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

                                Fonix Corporation
                          [A Development Stage Company]
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



capitalized as goodwill and other intangibles and $3,821,000 was expensed as purchased in-process research and development. The amount attributed to purchased in-process research and development was expensed in connection with the acquisition because the purchased in-process technology had not yet reached technological feasibility and had no alternative future use.

In Process Research & Development Valuation Methodologies - The valuation of the acquired in-process research and development included, but was not limited to, an analysis of (1) the market for Articulate and AcuVoice products and technologies; (2) the completion costs for the projects; (3) the expected cash flows attributed to the projects; and (4) the risks associated with achieving such cash flows. The assumptions used in valuing the in-process research and development were based upon assumptions the Company believed to be reasonable but which are inherently uncertain and unpredictable. For these reasons, actual results may vary from projected results.

At the time of its acquisition by Fonix, Articulate's research and development focused on developing a new PowerScribe platform design that will support as-yet unproven features including an enhanced tool kit that supports advanced voice recognition technology built on all-new language models, as well as new storage and retrieval applications. At the time of its acquisition by Fonix, AcuVoice's research and development efforts were focused on the continued development of a completely new generation of proprietary text-to-speech technology. Specifically, AcuVoice was working to expand voice capacity to include other voices (including female and foreign language voices). As of the date of acquisition, Articulate and AcuVoice invested approximately $3,400,000 and $3,500,000, respectively, in the projects identified above. Development of the acquired in-process technology into commercially viable products and services required efforts principally related to the completion of all planning, designing, coding, prototyping, scalability verification, and testing activities necessary to establish that the proposed technologies would meet their design specifications, including functional, technical, and economic performance requirements. As of the date of acquisition, management estimated that each of the Articulate and AcuVoice projects was approximately 75 percent complete based on costs. Remaining development efforts for these projects include various phases of design, development and testing. Funding for the projects was expected to be obtained from private offerings of the Company's equity securities.
Management believes that the AcuVoice projects may be finished as early as October 1999 while the Articulate projects are expected to be finished no earlier than fiscal 2000. Expenditures to complete the AcuVoice projects and the Articulate projects are each expected to total approximately $1,000,000. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that significant deviations from these estimates will not occur.

The net cash flows resulting from the projects at Articulate and AcuVoice, which were used to value the purchased in-process research and development, were based on management's estimates of revenues, cost of revenues, research and development costs, selling, general and administrative costs, and income taxes from such projects. These estimates are based on the following assumptions: the potential market size that the projects are addressing; the Company's ability to gain market share in these segments; and the life cycle of in-process technology. Earnings before interest and taxes are estimated to be approximately 35 percent to 60 percent for the sales generated from the Articulate and AcuVoice in-process technology. Estimated total revenues from the purchased in-process product areas peak in calendar years 2000-2001 and decline thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenues has been attributed to enhancements of the base technology under development, and has been excluded from the net cash flow calculations. Existing technology was valued at $13,945,000 for Articulate and $11,192,000 for AcuVoice. There can be no assurances that these assumptions will prove accurate, or that the Company will realize the anticipated benefit of these acquisitions.

The rates utilized to discount the net cash flows to their present value are based on cost of capital calculations. Due to the high risk nature of the growth and profitability inherent in the forecast and the risks associated with the developmental projects, capital rates of return of 40 percent and 60 percent for Articulate and AcuVoice,

                                 Fonix Corporation
                           [A Development Stage Company]
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



respectively, were considered appropriate for the acquired companies. The discount rates used to derive the net present value of cash flows from each purchased in-process technology were commensurate with each acquired company's
i) early stage of development; ii) history of limited revenues and losses; iii) the uncertainties in the economic estimates described above; iv) the inherent uncertainty surrounding the successful development of the purchased in-process technology; v) the useful life of such technology; vi) the profitability levels of the technology; and, vii) the uncertainty associated with technological advances inherent in the research and development.

If these projects are not successfully developed, the Company's business, operating results, and financial condition may be adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired. To date, results have not differed significantly from the forecast assumptions at each respective date of acquisition in terms of anticipated date of release and cost to complete. Management believes the value allocated to acquired developed technology and in-process research and development is consistent with these facts and circumstances.


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

                                Fonix Corporation
                          [A Development Stage Company]
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Proforma Financial Statement Data - The following unaudited pro forma financial statement data for the years ended December 31, 1998 and 1997 present the results of operations of the Company as if the acquisitions of AcuVoice, Articulate and Papyrus had occurred at the beginning of each year. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of future results or what would have occurred had the acquisitions been made at the beginning of the applicable year. Purchased in-process research and development expenses related to the acquisitions of AcuVoice and Articulate of $9,315,000 and $3,821,000, respectively, were recorded at the date of the acquisitions and are not presented in the following unaudited pro forma financial statement data since they are non-recurring charges directly attributable to the acquisitions. The results of operations of MRC are not included in the unaudited pro forma financial statement data as the acquisition did not constitute the purchase of a business.

                                                                     For the Year  Ended December 31,
                                                                    ----------------------------------
                                                                      1998                      1997
                                                                    --------                  --------
 Revenues                                                     $     3,493,460           $  2,055,419
 Loss before extraordinary items                                  (36,131,670)           (21,360,635)
 Net loss                                                         (36,131,670)           (22,242,499)
 Basic and diluted net loss per common share                            (0.64)                 (0.49)

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

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 1998, to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August, 1999.

                                                     Fonix Corporation



Date: August 11, 1999                                /s/ Roger D. Dudley
     ----------------------------                    ---------------------------
                                                     Roger D. Dudley
                                                     Executive Vice President