Form 10-Q/A
period 1999-03-31
FONIX CORP
filed 1999-08-11
CIK 855585

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

           This Amendment No. 1 to the Quarterly Report on Form 10-Q of Fonix Corporation is submitted to amend the following Items, which originally were submitted as part of the Annual Report filed with the Securities and Exchange Commission as of May 19, 1999:

Part II
       Item 2.   Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.........................................3

Pursuant to SEC Rule 12b-15, the foregoing Item, as amended hereby, is set forth below in its entirety.

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

The present industry standard methodology, the HMM, uses a general template or pattern matching technique based on statistical language models. Massachusetts Institute of Technology researcher Dr. Victor Zue has noted that speech-recognition systems based on such technology

           "utilize little or no specific-speech knowledge, but rely instead primarily on general-purpose pattern-recognition algorithms. While such techniques are adequate for a small class of well- constrained speech recognition problems, their extendibility to multiple speakers, large vocabularies, and/or continuous speech is highly questionable. In fact, even for the applications that these devices are designed to serve, their performance typically falls far short of human performance."

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

HealthCare Solutions Group Products

The three PowerScribe products now being sold by the HealthCare Solutions Group are PowerScribeRAD, PowerScribeRAD Software Development Kit ("SDK")TM, and PowerScribeEM. PowerScribe products use state-of- the-art continuous speech recognition engines licensed from Dragon Systems, Inc., which enables a user to dictate naturally and continuously without having to pause between words. PowerScribe incorporates customized medical language models gleaned from millions of words  sampled  from  medical  specialty  departments  across  North
America.

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

The Company markets voice recognition and systems software for specialized applications in the health care industry through its HealthCare Solutions Group. The HealthCare Solutions Group presently markets large vocabulary voice recognition software for the rapid capture, transcription and management of clinical information dictated by radiologists and emergency medical physicians. The products now being sold by the HealthCare Solutions Group, including PowerScribe Radiology and PowerScribeEM, are marketed to major hospitals and medical centers nationwide.

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

The Company incurred product development and research expenses of $2,971,279 during the three months ended March 31, 1999, an increase of $270,076 over the same period in the previous year. This increase was due primarily to the addition of product development and research personnel, equipment, facilities and the operations of the Interactive Technologies and HealthCare Solutions Groups. The Company anticipates similar or increased product development and research costs as it continues to develop and market the applications and products offered by its HealthCare Solutions and Interactive Technologies Solutions Groups. During the three months ended March 31, 1999, the Company expended a total of approximately $280,000 in connection with the development of the AcuVoice and Articulate purchased in-process research and development projects. No amounts were expended in connection with these projects during the three months ended March 31, 1998.

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


In-Process Research and Development

At the dates of acquisition of AcuVoice and Articulate, management estimated that each of the acquired in- process research and development projects of AcuVoice and Articulate were approximately 75 percent complete and that an additional $1.0 million would be required to develop each of these projects to commercial viability. Additionally, management anticipated release dates of the fourth quarter of 1999 for the AcuVoice projects, and the first quarter of 2000 for the Articulate projects. As of March 31, 1999, the Company has expended a total of approximately $190,000 and $500,000 in connection with the AcuVoice and Articulate acquired in-process research and development projects, respectively, and management estimates that a total of approximately $810,000 and $500,000 will be required to complete the AcuVoice and Articulate projects, respectively. Management estimates that the AcuVoice and Articulate projects are 80 percent and 87 percent complete, respectively, as of March 31, 1999, and that the release dates are the same as anticipated at the date of acquisition.


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

At March 31, 1999, the Company had unsecured demand notes payable outstanding to former Articulate stockholders in the aggregate amount of $4,658,980 related to the acquisition of Articulate in 1998. These notes were payable on demand any time after November 30, 1998. In December 1998, the holder of a $407,971 note demanded payment. In connection with this demand, the Company paid the holder a partial payment of $50,000 in 1998 and the holder agreed to extend the date on which demand could be made to March 15, 1999 and increase the interest rate to 11 percent per year. No additional demand has been given for payment of this note. In 1998, the Company also negotiated extensions of $986,481 of the notes to May 30, 1999 and adjusted the interest rate to 10 percent per year. During the three months ended March 31, 1999 and subsequent to March 31, 1999, the Company made partial payments of $50,000and $175,000, respectively, on a $2,535,235 note and agreed to pay the balance in connection with a sale of one of its operating segments.

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

Outlook

Corporate Objectives, Technology Vision and Acquisition Strategy

The Company has positioned itself as a developer of "next generation" speech and human-computer interface technologies that will provide multiple product solutions for business, consumer and service applications. The fonix management team has assembled leading talents in the ASR, TTS, handwriting recognition and other arenas related to these technologies. The Board of Directors and management have developed a business strategy that identifies the Company's strengths and objectives, outlines a vision of the next major market opportunities in the computer, telephony and electronics industries and articulates a corporate and technology strategy that includes strategic alliances, collaborative development agreements, strategic acquisitions and, ultimately, marketing a suite of Fonix- branded products.

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

The Company is determined to become a multi-market, multi-product enterprise offering advanced speech and human-computer interface technologies for business, consumer and service applications. Advanced human- computer interface technologies and multi-modal systems include:

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

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended March 31, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August, 1999.

                                                     Fonix Corporation



Date: August 11, 1999                                /s/ Roger D. Dudley
     ----------------------------                    ---------------------------
                                                     Roger D. Dudley
                                                     Executive Vice President