Form 10-Q
period 1999-06-30
FONIX CORP
filed 1999-08-19
CIK 855585

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

As of August 18, 1999, 70,860,944 shares of common stock, par value $.0001 per share, were issued and outstanding.

                            Fonix Corporation
                      [A Development Stage Company]

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

ASSETS
                                                                                               June 30,            December 31,
                                                                                                 1999                 1998
                                                                                         --------------------- --------------------
Current assets:
        Cash and cash equivalents                                                        $            490,614  $        20,045,539
        Notes receivable                                                                                    -              245,000
        Accounts receivable, net of allowance for doubtful accounts of $72,903
           and $8,115, respectively                                                                 1,024,598              219,908
        Prepaid expenses                                                                               76,027               51,866
        Inventory                                                                                     121,968               77,386
        Interest and other receivables                                                                 24,144                8,276
        Employee advances                                                                                   -               67,231
                                                                                         --------------------- --------------------

              Total current assets                                                                  1,737,351           20,715,206

Property and equipment, net of accumulated depreciation of $1,668,089 and
     $1,195,390, respectively                                                                       1,980,322            2,328,012

Intangible assets, net of accumulated amortization of $5,191,162 and $2,599,554,
     respectively                                                                                  36,175,894           38,816,421

Other assets                                                                                          134,748              130,288
                                                                                         --------------------- --------------------

              Total assets                                                               $         40,028,315  $        61,989,927
                                                                                         ===================== ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Bank overdraft                                                                   $                  -  $           138,034
        Revolving notes payable                                                                        50,000           20,038,193
        Notes payable - related parties                                                             6,673,153            8,491,880
        Notes payable - other                                                                       6,187,556              560,000
        Accounts payable                                                                            3,639,210            3,536,074
        Accrued liabilities                                                                         1,565,316              981,774
        Accrued liabilities - related parties                                                         922,407              900,004
        Deferred revenues                                                                           1,225,593              695,997
        Capital lease obligation - current portion                                                     28,118               52,225
                                                                                         --------------------- --------------------

              Total current liabilities                                                            20,291,353           35,394,181

Capital lease obligation, net of current portion                                                       46,385                    -
Series C 5% convertible debentures                                                                  6,500,000                    -
                                                                                         --------------------- --------------------

              Total liabilities                                                                    26,837,738           35,394,181
                                                                                         --------------------- --------------------

Common stock and  related  repricing  rights  subject to  redemption;  1,801,802 shares and repricing rights outstanding (aggregate redemption value of
     $2,500,000)                                                                                    1,830,000            1,830,000
                                                                                         --------------------- --------------------

Commitments and contingencies (Notes 3, 8, 9, 10, 13, 14, and 16)

Stockholders' equity:
        Preferred stock, $.0001 par value; 100,000,000 shares authorized; Series
              A, convertible; 166,667 shares outstanding
                    (aggregate liquidation preference of $6,055,012)                                  500,000              500,000
              Series D, 4% cumulative convertible; 972,334 shares outstanding in 1999
                    (aggregate liquidation preference of $20,093,163)                              22,718,024           22,200,936
              Series E, 4% cumulative convertible; 43,500 shares outstanding in 1999
                    (aggregate liquidation preference of $896,390)                                  1,028,071            3,257,886
        Common stock, $.0001 par value; 100,000,000 shares authorized;
              69,059,142 and 64,324,480 shares outstanding, respectively                                6,906                6,432
        Additional paid-in capital                                                                 93,640,482           88,517,711
        Outstanding warrants                                                                        3,642,750            3,323,258
        Deferred consulting expense                                                                         -             (106,700)
        Deficit accumulated during the development stage                                         (110,175,656)         (92,933,777)
                                                                                         --------------------- --------------------

              Total stockholders' equity                                                           11,360,577           24,765,746
                                                                                         --------------------- --------------------

              Total liabilities and stockholders' equity                                 $         40,028,315  $        61,989,927
                                                                                         ===================== ====================




     See accompanying notes to condensed consolidated financial statements.

                               Fonix Corporation
                         [A Development Stage Company]

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                                   October 1,
                                                                                                                      1993
                                                           Three Months Ended         Six Months Ended            (Inception) to
                                                                June 30,                    June 30,                 June 30,
                                                    -------------- -------------  -------------- --------------
                                                          1999           1998            1999            1998          1999
                                                    -------------- -------------  -------------- --------------  ---------------

Revenues                                            $     655,051  $  1,176,500   $   1,765,383  $   2,472,285   $    4,655,067
Cost of revenues                                          129,398             -         354,837              -          431,181
                                                    -------------- -------------  -------------- --------------  ---------------

      Gross margin                                        525,653     1,176,500       1,410,546      2,472,285        4,223,886
                                                    -------------- -------------  -------------- --------------  ---------------

Expenses:
      Selling, general and administrative               2,874,910     2,084,622       6,550,472      3,464,702       38,868,003
      Product development and research                  2,346,907     2,960,292       5,318,186      5,661,495       36,876,227
      Amortization of goodwill and purchased core
        technology                                      1,287,581       500,776       2,575,162        599,559        5,116,316
      Purchased in-process research and development             -             -               -      9,315,000       13,136,000
                                                    -------------- -------------  -------------- --------------  ---------------

           Total expenses                               6,509,398     5,545,690      14,443,820     19,040,756       93,996,546
                                                    -------------- -------------  -------------- --------------  ---------------

Loss from operations                                   (5,983,745)   (4,369,190)    (13,033,274)   (16,568,471)     (89,772,660)
                                                    -------------- -------------  -------------- --------------  ---------------

Other income (expense):
      Interest income                                           -       292,405          22,046        563,882        3,689,437
      Interest expense                                   (534,042)     (282,977)     (2,801,421)      (594,901)      (8,181,070)
      Cancellation of common stock reset provision              -             -               -              -       (6,111,577)
                                                    -------------- -------------  -------------- --------------  ---------------

           Total other income (expense), net             (534,042)        9,428      (2,779,375)       (31,019)     (10,603,210)
                                                    -------------- -------------  -------------- --------------  ---------------

Loss before extraordinary items                        (6,517,787)   (4,359,762)    (15,812,649)   (16,599,490)    (100,375,870)

Extraordinary items:
      Loss on extinguishment of debt                            -             -               -              -         (881,864)
      Gain on forgiveness of debt                               -             -               -              -           30,548
                                                    -------------- -------------  -------------- --------------  ---------------

Net loss                                            $  (6,517,787) $ (4,359,762)  $ (15,812,649) $ (16,599,490)  $ (101,227,186)
                                                    ============== =============  ============== ==============  ===============


Basic and diluted net loss per common share               $ (0.10)      $ (0.08)        $ (0.26)       $ (0.34)
                                                    ============== =============  ============== ==============






See accompanying notes to condensed consolidated financial statements.

                          Fonix Corporation
                    [A Development Stage Company]

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
          Increase (Decrease) in Cash and Cash Equivalents

                                                                                                                    October 1,
                                                                                                                        1993
                                                                                        Six Months Ended           (Inception) to
                                                                                            June 30,                  June 30,
                                                                              ---------------------------------
                                                                                    1999             1998              1999
                                                                              ----------------- --------------- -----------------
Cash flows from operating activities:
       Net loss                                                               $    (15,812,649) $  (16,599,490) $   (101,227,186)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
           Issuance of common stock for services                                       100,000               -         5,587,554
           Issuance of common stock for patent                                               -         100,807           100,807
           Non-cash expense related to issuance of notes payable, debentures,
             warrants, preferred and common stock                                    2,169,556               -        12,248,470
           Non-cash compensation expense related to issuance
             of stock options                                                          119,240         320,100         2,615,540
           Non-cash expense related to issuance of notes payable
              and accrued expense for services                                               -               -           857,000
           Non-cash exchange of notes receivable for services                                -               -           150,000
           Non-cash portion of purchased in-process research and development                 -       8,814,768        13,136,000
           Write-off of assets received in acquisition                                       -               -             1,281
           Depreciation and amortization                                             3,113,226         889,926         6,888,680
           Extraordinary loss on extinguishment of debt                                      -               -           881,864
           Extraordinary gain on forgiveness of debt                                         -               -           (30,548)
           Changes in assets and liabilities, net of effects of acquisitions:
              Accounts receivable                                                     (804,690)        (52,425)         (953,188)
              Employee advances                                                          7,245               -           (59,986)
              Interest and other receivables                                           (15,868)         (6,050)          (21,351)
              Inventory                                                                (44,582)              -           (64,803)
              Prepaid assets                                                           (24,161)       (412,201)          (71,627)
              Other assets                                                              (4,460)        (65,227)         (124,305)
              Accounts payable                                                         103,136         390,460         5,116,872
              Accrued liabilities                                                      583,542        (184,152)        1,225,331
              Accrued liabilities - related party                                       22,403        (436,716)          170,162
              Deferred revenues                                                        529,596               -           610,862
                                                                              ----------------- --------------- -----------------

           Net cash used in operating activities                                    (9,958,466)     (7,240,200)      (52,962,571)
                                                                              ----------------- --------------- -----------------

Cash flows from investing activities, net of effects of acquisitions:
       Acquisition of subsidiaries, net of cash acquired                                     -      (7,246,119)      (15,323,173)
       Purchase of property and equipment                                              (67,677)       (670,646)       (3,404,147)
       Investment in intangible assets                                                       -               -          (164,460)
       Issuance of notes receivable                                                          -        (781,140)       (3,228,600)
       Payments received on notes receivable                                           245,000               -         2,128,600
                                                                              ----------------- --------------- -----------------

           Net cash provided by (used in) investing activities                         177,323      (8,697,905)      (19,991,780)
                                                                              ----------------- --------------- -----------------

Cash flows from financing activities:
       Bank overdraft                                                                 (138,034)              -                 -
       Net proceeds (payment) from revolving note payable                          (19,988,193)      1,226,511               750
       Net proceeds (payments) from revolving note payable - related parties        (1,758,741)       (551,510)       (1,677,100)
       Proceeds from other notes payable                                             5,453,760               -         8,365,427
       Payments on other notes payable                                                       -         (49,250)       (1,779,806)
       Principal payments on capital lease obligations                                 (35,054)        (23,751)         (127,760)
       Proceeds from advances                                                                -               -                 -
       Proceeds from issuance of convertible debentures, net                         6,254,240               -         9,439,240
       Proceeds from sale of warrants                                                  438,240         322,928         1,511,168
       Proceeds from sale of common stock, net                                               -      16,635,000        38,175,700
       Proceeds from sale of preferred stock, net                                            -               -        17,707,346
       Proceeds from sale of common stock and related repricing rights
           subject to redemption, net                                                        -               -         1,830,000
                                                                              ----------------- --------------- -----------------

           Net cash provided by (used in) financing activities                      (9,773,782)     17,559,928        73,444,965
                                                                              --------------------------------- -----------------

Net (decrease) increase in cash and cash equivalents                               (19,554,925)      1,621,823           490,614

Cash and cash equivalents at beginning of period                                    20,045,539      20,501,676                 -
                                                                              ----------------- --------------- -----------------

Cash and cash equivalents at end of period                                    $        490,614  $   22,123,499  $        490,614
                                                                              ================= =============== =================



See accompanying notes to condensed consolidated financial statements.

                             Fonix Corporation
                       [A Development Stage Company]

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)


                                                                                                               October 1,
                                                                                                                  1993
                                                                     Six Months Ended                       (Inception) to
                                                                         June 30,                               June 30,
                                                         ---------------------------------------
Supplemental disclosure of cash flow information:            1999                     1998                        1999
                                                         -------------            --------------            -----------------

     Cash paid during the period for interest              $  381,118                $  639,472                $ 3,811,124

Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the Six Months Ended June 30, 1999:

       The Company entered into capital lease obligations for equipment in the amount of $57,332.

       Advances to employees totaling $59,986 were applied as payments on a related-party note payable.

       A total of 143,230 shares previously pledged to a bank by certain officers and directors of the Company as collateral for Company credit card debt were sold by the bank and the proceeds were used to pay the debt and the related accrued interest in full totaling $244,824.

       A total of 100,000 shares previously pledged to a law firm by certain officers and directors of the Company as collateral for legal work were sold by the law firm and the proceeds were used to pay for legal services totaling $72,335.

       Preferred stock dividends of $997,146 were recorded related to the beneficial conversion features of Series D and Series E convertible preferred stock.

       Preferred stock dividends of $432,084 were accrued on Series D and Series E convertible preferred stock.

       The Company issued 200,000 shares of common stock to an unrelated party for consulting fees valued at $100,000.

       A total of 36,000 shares of Series D convertible preferred stock and related dividends of $15,741 were converted into 1,288,479 shares of common stock.

       A total of 91,572 shares of Series E convertible preferred stock and related dividends of $33,616 were converted into 3,246,183 shares of common stock.

     For the Six Months Ended June 30, 1998:

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






See accompanying notes to condensed consolidated financial statements

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

Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.

Recently Enacted Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at its fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements as the Company does not currently hold any derivative or hedging instruments.

Reclassifications - Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform with the current period presentation.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At June 30, 1999 and 1998, there were outstanding common stock equivalents to purchase 108,565,042 and 13,966,667 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and six months ended June 30, 1999 and 1998:

                                                              Three Months Ended June 30,
                                                  ---------------------------------------------------------
                                                          1999                            1998
                                                  --------------------------   ----------------------------
                                                                 Per Share                      Per Share
                                                   Loss           Amount           Loss          Amount
Net loss                                        $  (6,517,787)                  $ (4,359,762)
Preferred stock dividends                            (301,669)                          -
                                                --------------                  -------------
Net loss attributable to common
   stockholders                                 $  (6,819,456)      $(0.10)     $ (4,359,762)       $(0.08)
                                                ==============      =======     =============       =======
Weighted average common shares
    outstanding                                    67,067,853                     51,343,293
                                                ==============                  =============


                                                                Six Months Ended June 30,
                                               ----------------------------------------------------------------
                                                          1999                             1998
                                               -----------------------------   --------------------------------

                                                                Per Share                         Per Share
                                                  Loss            Amount            Loss           Amount
Net loss                                       $ (15,812,649)                   $  (16,599,490)
Preferred stock dividends                         (1,429,230)                         (131,660)
                                               --------------                   ---------------
Net loss attributable to common
   stockholders                                $ (17,241,879)      $(0.26)      $  (16,731,150)        $(0.34)
                                               ==============      =======      ===============        =======
Weighted average common shares
    outstanding                                   65,779,527                        48,557,594
                                               ==============                   ===============


2.  ACQUISITIONS

The Company acquired AcuVoice, Inc. ("AcuVoice") in March 1998. AcuVoice developed and marketed text-to-speech ("TTS") technologies and products directly to end-users, systems integrators and original equipment manufacturers for use in the telecommunications, multi-media, education and assistive technology markets. In addition, the Company acquired Papyrus Associates, Inc. ("PAI") and Papyrus Development Corporation ("PDC") (together with PAI, "Papyrus") in October 1998. PAI developed, marketed and supported printing and cursive handwriting recognition software for "personal digital assistants", pen tablets and mobile phones under the trademark, Allegro(TM). PDC was a systems integration provider with expertise and intellectual property in embedded systems and enhanced Internet applications. The products and services formerly provided by AcuVoice and Papyrus are now provided by the Company's Interactive Technologies Solutions Group.

The Company also acquired Articulate Systems, Inc. ("Articulate") in September 1998. Articulate was a provider of sophisticated voice recognition products to specialized segments of the health care industry under the PowerScribe(R) trade name. These same products and services are now provided by the Company's HealthCare Solutions Group.

All three acquisitions were accounted for as purchases.
The following unaudited pro forma financial statement data for the three and six months ended June 30, 1998 present the results of operations of the Company as if the acquisitions of AcuVoice, Articulate and Papyrus had occurred at January 1, 1998. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at January 1, 1998 or of future results. Purchased in-process research and development related to the acquisitions of AcuVoice and Articulate of $9,315,000 and $3,821,000,
respectively, were recorded at the dates of the acquisitions and are not presented in the following pro forma financial statement data since they are non-recurring charges directly attributable to the acquisitions.

                                              Three Months Ended                     Six Months Ended
                                                 June 30,1998                          June 30, 1998
                                             --------------------                    ------------------

Revenues                                    $   1,558,024                       $      3,183,788

Loss from operations                            (6,061,615)                          (11,336,701)

Net loss attributable to common
   stockholders                                 (6,448,954)                          (12,645,822)

Basic and diluted net loss
   per common share                                  (0.10)                                (0.22)


3.  POTENTIAL SALE OF HEALTHCARE SOLUTIONS GROUP

On May 19, 1999, the Company entered into an agreement to sell the operations and a significant portion of the assets of its HealthCare Solutions Group
("HSG") to Lernout & Hauspie Speech Products N.V. ("L&H"), an unrelated third party, for $28,000,000, of which $24,000,000 is to be paid at closing, and the remaining $4,000,000 to be paid as an earnout in two installments of $2,000,000 each over the next two years based on performance of the HSG expected during those subsequent two years. The sale is subject to approval by Fonix's shareholders, and is scheduled to close during the third quarter of 1999. The proceeds from the sale will be used to reduce certain of the Company's liabilities and to provide working capital to allow Fonix to focus on marketing and development opportunities for its Interactive Technology Solutions Group. However, because the requirements to consummate the sale have not yet been met, the Company has not given effect to the potential sale in the pro forma financial statement data reflected in Note 2.

4.  CERTIFICATE OF DEPOSIT

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

5.  INTANGIBLE ASSETS

Intangible assets consist of purchased core technology and goodwill in connection with the acquisitions of AcuVoice, Articulate and Papyrus and direct costs incurred by the Company in applying for patents covering its technologies. Amortization is computed on a straight-line basis over the estimated useful lives ranging from five to eight years. Total accumulated amortization was $5,191,162 and $2,599,554 at June 30, 1999 and December 31, 1998, respectively.

The Company evaluates, at each balance sheet date, whether events and circumstances have occurred that indicate possible impairment of long-lived assets which may require reduction in the book value of such assets. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company assesses impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets. As of June 30, 1999, the Company does not believe any of its long-lived assets are impaired. However, the amount of goodwill and other long-lived assets considered realizable could be reduced in the near term based on changing conditions and the Company's success in funding further marketing and development of its products and technologies.

6.  REVOLVING AND OTHER NOTES PAYABLE

At December 31, 1998, the Company had a revolving note payable to a bank in the amount of $19,988,193. This note was due January 8, 1999, bore an interest rate of 6.00 percent, and was secured by a certificate of deposit in the amount of $20,000,000 (see Note 4). The Company paid this revolving note in full, including accrued interest, on January 8, 1999 with proceeds from the certificate of deposit that secured the note and $22,667 in cash.

At June 30, 1999, the Company had an unsecured revolving note payable to a bank in the amount of $50,000. Amounts loaned under the revolving note payable are limited to $50,000. This note is payable on demand, matures April 1, 2007, bears interest at the bank's prime rate (7.75 percent at June 30, 1999) plus 2.0 percent and requires interest to be paid monthly. The weighted average outstanding balance during the six months ended June 30, 1999 was $50,000. The weighted average interest rate was 9.75 percent during this period.

At June 30, 1999, the Company had a note payable to a lender in the amount of $588,000 which bears interest at 18 percent per year, which interest is payable monthly. The note payable was originally due January 2, 1999 and is secured by certain accounts receivable of the Company. The Company has extended the due date on a monthly basis, currently to August 31, 1999, by paying the lender or capitalizing accrued interest plus a fee of 1% of the loan balance each month. The Company anticipates that this loan will be paid in full upon the closing of the sale of the HSG to L&H (see Note 3). The Company further anticipates that it will request additional extensions of the due date if the sale of the HSG to L&H has not closed by August 31, 1999. The note is personally guaranteed by two officers and directors and a former officer and director of the Company (the "Guarantors"). The Company anticipates that it will enter into an indemnity agreement with the guarantors relating to this and other guarantees and pledges (see Note 10).

At June 30, 1999, the Company had a notes payable to L&H in the amount of $1,100,000. The note was payable in full including accrued interest on July 28, 1999 and bears interest at the prime rate as published in The Wall Street Journal under the heading "Money Rates" (7.75 percent at June 30, 1999) plus 2.0 percent. The loan is secured by all the assets of Fonix/Articulate, Inc. ("Fonix/ASI"), a wholly owned subsidiary of the Company, including its intellectual property rights represented by patents, copyrights and trademarks. L&H agreed to extend the due date to the earlier of the closing of the sale of the HSG to L&H or September 30, 1999 (see Note 3).

At June 30, 1999, the Company had a second note payable to L&H in the amount of $4,600,000. This note was payable in full including accrued interest on July 28, 1999 and bears interest on the same terms as the loan of $1,100,000 described in the preceding paragraph. The loan is secured by all the assets of Fonix/ASI including its intellectual property rights represented by patents, copyrights and trademarks. The loan is further secured by all the Company's stock of Fonix/ASI. L&H agreed to extend the due date to the earlier of the closing of the sale of the HSG to L&H or September 30, 1999 (see Note 3). This note was authorized for a total of $4,900,000 and the additional $300,000 was received by the Company in July 1999. On August 12, 1999, L&H agreed to increase this loan by an additional $1,200,000 subject to the existing terms of the loan. The Company received funds from this loan on August 13, 1999.

The cost of warrants  issued to L&H in connection  with the above two notes (see
Note 9) determined under the Black-Scholes pricing model was $246,240 and is being amortized as a financing expense over the period of the loans. As of June 30, 1999 the unamortized financing expense was $100,444.

7.  RELATED-PARTY NOTES PAYABLE

At June 30, 1999, the Company had unsecured demand notes payable to former Articulate stockholders in the aggregate amount of $4,063,597 related to the acquisition of Articulate in 1998. These notes were payable on demand any time after November 30, 1998. In December 1998, the holder of a $407,971 note demanded payment. In connection with this demand, the Company paid the holder a partial payment of $50,000 in 1998, extended the date on which demand could be made to March 15, 1999 and increased the interest rate to 11 percent per year. No additional demand has been received for payment of this note. In 1998, the Company also negotiated extensions of $1,803,683 of the notes to May 30, 1999 and adjusted the interest rate to 10 percent per year. During the six months ended June 30, 1999, the Company made partial payments totaling $800,000 on a $2,535,235 note and agreed to pay the balance of all of these notes in connection with the sale of the HSG to L&H (see Note 3).

At June 30, 1999, the Company had unsecured demand notes payable to former Articulate employees in the aggregate amount of $452,900 and accrued liabilities of $404,100 to the same employees. Both amounts are related to incentive compensation granted the employees for continued employment with the Company after the acquisition of Articulate in 1998. The demand notes bear interest at an annual rate of 8.5 percent and were payable upon demand after November 1, 1998. None of the holders of these notes has demanded payment. The Company has agreed to pay interest on these notes at 9 percent per year after November 1, 1998. No demand for payment has been made for the accrued liability of $404,100 of accrued liabilities by the former Articulate employees.

At June 30, 1999, the Company had unsecured demand notes payable to former Papyrus stockholders in the aggregate amount of $1,710,000, which notes were issued in connection with the acquisition of Papyrus in 1998. The notes were payable in various installments from February 28, 1999 through September 30, 1999. In April 1999, the Company entered into agreements with five former Papyrus shareholders to reduce the aggregate amounts payable to them under these notes from $1,632,375 to $1,188,909, which amounts will be paid in connection with the sale of the HSG to L&H (see Note 3). The aggregate remaining balance of $77,625 of the notes payable to former shareholders of Papyrus will also be paid in connection with the closing of the sale of the HSG to L&H (see Note 3).

At June 30, 1999, the Company had an unsecured revolving note payable in the amount of $257,965 in principal and $7,173 in accrued interest to SMD, a company owned by two individuals who are executive officers and directors and one individual who is a former officer and director of the Company and who each beneficially own more than 10 percent of the Company's common stock. The weighted average balance outstanding during the six months ended June 30, 1999 was $134,217. This revolving note is payable on demand and bears interest at an annual rate of 12 percent. The maximum amount outstanding under this revolving note during the period ended June 30, 1999 was $257,965. In 1999, advances to the three individuals in the amount of $59,986 were applied as a partial payment of this note.

At June 30, 1999, the Company had an unsecured, non-interest bearing demand note payable in the amount of $100,000 to Synergetics, Inc. ("Synergetics"), a research and development entity (see Note 12). This note is payable on demand. No demand has been received by the Company.

At June 30, 1999, the Company had an unsecured note payable to an officer of the Company in the amount of $20,000, which bears interest at an annual rate of 10 percent and was due December 31, 1998. The holder of this note agreed to extend the due date to September 30, 1999.

At June 30, 1999, the Company had an unsecured note payable to an officer of the Company in the amount of $68,691 which bears interest at an annual rate of 10 percent and was due on or before July 31, 1999. The holder of this note agreed to extend the due date to August 31, 1999.

The Company believes the terms of the related-party revolving notes payable are at least as favorable to the Company as the terms that could have been obtained from unrelated third parties in similar transactions.

8.  SERIES C 5% CONVERTIBLE DEBENTURES

On January 29, 1999, the Company entered into a Securities Purchase Agreement with four investors pursuant to which the Company sold its Series C 5%, Convertible Debentures (the "Debentures") in the aggregate principal amount of $4,000,000. The outstanding principal amount of the Debentures is convertible at any time at the option of the holders into shares of the Company's common stock at a conversion price equal to the lesser of $1.25 or 80 percent of the average of the closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. The Company recorded $687,500 as interest expense upon the issuance of the Debentures in connection with this beneficial conversion feature. The Company also issued 400,000 warrants to purchase an equal number of the Company's common shares at a strike price of $1.25 per share in connection with this financing. The warrants are exercisable for a period of three years from the date of grant. The estimated fair value of the warrants of $192,000, as computed under the Black-Scholes pricing model, was recorded as interest expense upon the issuance of the debentures. On March 3, 1999, the Company executed a supplemental agreement pursuant to which the Company agreed to sell another $2,500,000 principal amount of Series C 5% Convertible Debentures on the same terms and conditions as the January 29, 1999 agreement, except no additional warrants were issued. The Company recorded $1,062,500 as interest expense upon the issuance of the supplemental debentures in connection with the beneficial conversion feature. The obligations of the Company for repayment of the debentures, as well as its obligation to register the common stock underlying the potential conversion of the Debentures and the exercise of the warrants issued in these transactions, are personally guaranteed by the Guarantors (see Note 10). In connection with the March 3, 1999 funding, the Company agreed to grant a lien on the patent covering the Company's Automated Speech Recognition ("ASR") technologies as collateral for repayment of the debentures. However, to date no lien on the patent has been granted. The Guarantors guaranteed the obligations of the Company under the Debentures and pledged 6,000,000 shares of common stock of the Company beneficially owned by them as collateral security for their obligations under their guarantee.

Subsequent to the March 3, 1999 funding, the holders of the Debentures notified the Company and the Guarantors that the Guarantors were in default under the terms of the pledge and that the holders intended to exercise their rights to sell some or all of the pledged shares of the Guarantors. At the present time, the Company has no knowledge of sales of the Guarantors' shares by the holders. However, if the holders proceed to sell some or all of the Guarantors' shares, the Company may be obligated, under its indemnity agreement in favor of the Guarantors, to issue replacement shares to the Guarantors for all shares sold by the holders and reimburse the Guarantors for any costs incurred as a result of the holders' sales of the Guarantors' shares (see Note 10).

On June 29, 1999, the Company received notice from the Nasdaq Stock Market indicating that unless the minimum bid price for the Company's common stock returned to at least $1.00 per share for at least ten consecutive trading days prior to September 29, 1999, the Company's shares would be delisted from the Nasdaq SmallCap Market on October 1, 1999 (see Note 13). If the Company's common stock is delisted from the Nasdaq SmallCap Market and is not relisted within three trading days, an event of default would result under the terms of the Debentures. Upon the occurrence of an event of default, the full $6,500,000 principal amount of all of the Debentures, together with accrued interest and all other amounts owing in respect thereof, would become immediately due and payable in cash.

9.  STOCKHOLDERS' EQUITY

Series D and E Preferred Stock - During the six months ended June 30, 1999, 36,000 shares of Series D Convertible Preferred Stock and 91,572 shares of Series E Convertible Preferred Stock, together with related dividends on each, were converted into 1,288,479 shares and 3,246,183 shares, respectively, of the Company's common stock. After the above conversions, 972,334 shares of Series D and 43,500 shares of Series E Convertible Preferred Stock remain outstanding.

On February 3, 1999, certain holders of Series D and Series E preferred stock forwarded conversion notices to the Company converting (i) 27,500 shares of Series D preferred stock and related dividends into 315,379 shares of common stock and (ii) 77,500 shares of Series E preferred stock and related dividends into 1,955,346 shares of common stock. Due to an error in the conversion calculations and a subsequent delay in receiving further clarifying instructions from the holders, the common shares issuable upon such conversions were never issued to the Series D and Series E holders, although the Company's records reflected that such shares had been issued. Subsequently, because the common stock had not been received, the Series D and Series E holders rescinded the February 3 conversions, as they were legally entitled to do under the terms and conditions of the Series D and E preferred stock agreements. The effects of this recission have been retroactively reflected in the accompanying condensed consolidated financial statements.

On June 29, 1999, the Company received notice from the Nasdaq Stock Market indicating that unless the minimum bid price for the Company's common stock returned to at least $1.00 per share for at least ten consecutive trading days prior to September 29, 1999, the Company's shares would be delisted from the Nasdaq SmallCap Market on October 1, 1999 (see Note 13). If the Company's common stock is delisted from the Nasdaq SmallCap Market and is not relisted within three trading days, the terms of the Series D and Series E Preferred Stock require the Company to pay to each holder of Series D or Series E Preferred Stock a fee of two percent of the purchase price of the Series D or Series E Preferred Stock, to be paid in cash, for each month during which the stock is delisted. Common Stock Issued - On June 2, 1999, the Company issued 200,000 shares of common stock (having a market value of $100,000 on that date) to an unrelated individual in payment for consulting services rendered.

Common Stock Options - During the six months ended June 30, 1999, the Company granted 754,500 stock options to employees and 9,500 stock options to two consultants at exercise prices ranging from $0.59 to $1.78 per share. The term of all options granted during this six month period is ten years from the date of grant. Of the stock options issued, 726,334 vested immediately, 18,834 vest six months after issuance and 18,832 vest one year after issuance. The weighted average fair value of the options granted to employees during the six months ended June 30, 1999 was $1.31 per share using the Black-Scholes pricing model. Had compensation expense for the issuance of these options been recorded in accordance with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been $18,226,654 or $0.28 per share for the six months ended June 30, 1999. As of June 30, 1999, the Company had a total of 16,139,282 options outstanding.

Common Stock Warrants - During the six months ended June 30, 1999, the Company granted warrants to L&H in connection with loans totaling $6,000,000 which L&H made to the Company in April and May 1999 (see Note 6). These warrants allow L&H to purchase 850,000 shares of common stock of the Company at exercise prices ranging from $0.60 to $0.70 per share. Of the warrants, 250,000 expire October 18, 1999 and 600,000 expire May 17, 2001. The fair value of the warrants was $0.14 and $0.35 per share for the 250,000 and 600,000 warrants, respectively, using the Black-Scholes pricing model. The cost of the warrants totaled $246,240 and is being amortized as a financing expense over the period of the loans.

10.  RELATED-PARTY  TRANSACTIONS

Related-party transactions with entities owned by two individuals who are executive officers and directors and one individual who is a former officer and director of the Company and who each beneficially own more than 10 percent of the Company's issued and outstanding common stock not otherwise disclosed herein as of and for the six months ended June 30, 1999 and 1998 were as follows:

                                                               1999           1998
                                                              ------         -----
Expenses:
     Base rent                                               $ 62,208       $ 54,235

Liabilities:
     Accrued liabilities                                            -         22,786

The Company rents office space under a month-to-month lease from Studdert Companies Corporation ("SCC"). The lease from SCC is guaranteed by the three officers, owners and directors of SCC. The lease requires monthly payments of $10,368. The Company believes the terms of the related-party lease are at least as favorable to the Company as the terms that could have been obtained from an unaffiliated third party in a similar transaction. Guarantee of Company Obligations and Related Indemnity Agreement - The Guarantors have guaranteed certain obligations of the Company (see Notes 6 and 8). As security for some of the guarantees, the Guarantors have also pledged shares of Fonix common stock beneficially owned by them. The guaranteed obligations and the related pledged Fonix shares as of June 30, 1999 are as follows:


                                                           Amount               Shares
                                                         Guaranteed             Pledged
 Series C 5% Convertible Debentures                 $    6,500,000            6,000,000
 Note payable                                              560,000                    -

The Company has agreed to indemnify the Guarantors if they are required to pay any sums for the benefit of the Company under their guaranty of the Debentures. The indemnity agreement provides that the Company will issue shares of the Company's common stock of sufficient value to reimburse the Guarantors in full, plus interest at 10 percent per annum, for all costs associated with meeting the guarantee commitment, including any income taxes resulting therefrom. Additionally, in consideration for the pledge of Fonix common shares as collateral for the Debentures, the Board of Directors authorized the issuance to the Guarantors of one common stock purchase warrant for every three shares pledged. However, subsequent to the Board of Directors' authorization, the Guarantors declined to accept the warrants and they were not issued.

In December 1998, the Guarantors guaranteed certain obligations of the Company. As security for some of the guarantees, the Guarantors also pledged shares of Fonix common stock beneficially owned by them. In March 1999, 143,230 of the shares previously pledged by the Guarantors to a bank were sold by the bank and the proceeds were used to pay Company credit card balances and the related accrued interest in full totaling $244,824. In May 1999, 100,000 of the shares previously pledged by the Guarantors to another creditor of the Company were sold by the creditor and the proceeds, totaling $72,335, were used to pay amounts owed by the Company. These respective amounts are now included in the unsecured revolving note payable to SMD described in Note 7.

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

11.  STATEMENT OF WORK

On February 11, 1998, the Company entered into a First Statement of Work and License Agreement with Siemens Semiconductor Group of Siemens Aktiengesellschaft ("Siemens") under which the Company and Siemens are jointly pursuing the development of Siemens' integrated circuits incorporating ASR and other related technologies for use in certain telecommunications applications. In connection with the license agreement Siemens purchased warrants to acquire 1,000,000 shares of restricted common stock at an average exercise price of $20 per share with expiration dates ranging from December 31, 1998 to December 31, 1999. As of June 30, 1999, 600,000 of the warrants originally issued had expired and 400,000 of the warrants remain outstanding at an average exercise price of $27.50 per share.

12.  PRODUCT DEVELOPMENT AND RESEARCH

Synergetics - In October 1993, the Company entered into an agreement with Synergetics, a research and development entity, whereby Synergetics was to develop certain technologies related to the Company's ASR technologies. Under the terms of the Synergetics agreement, the Company expended $186,455 during the six months ended June 30, 1999 for product development and research efforts. No amounts were expended during the three months ended June 30, 1999.

IMC2 - In March 1998, the Company entered into a professional services agreement with IMC2, a research and development entity, to provide assistance to the Company in the continuing development of specific ASR technologies. The President of IMC2 is also the President of Synergetics. The professional services agreement is for a term of 36 months and requires the Company to make monthly payments of $22,000. Under the terms of the agreement, the Company expended $66,000 and $132,000 during the three and six months ended June 30, 1999, respectively.

Adiva- Beginning in 1998, the Company utilized the research and development services of Adiva. The president of Adiva is also the president of Synergetics and IMC2. The Company expended $63,395 during the six months ended June 30, 1999 for research and development efforts. No amounts were expended during the three months ended June 30, 1999.

13.  COMMITMENTS AND CONTINGENCIES

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

Professional Services Agreement - Effective May 7, 1998, the Company entered into a one-year professional services agreement with a public relations firm. The minimum monthly retainer was $15,000 per month. In connection with this agreement, the firm was granted options to purchase 100,000 shares of the Company's common stock at $3.75 per share. In May 1999, the Company negotiated a termination of this agreement for a cash payment of approximately $33,000 and the grant of warrants was rescinded.

Operating Lease Agreement - In March 1999, the Company entered into an agreement to lease office space in Cleveland, Ohio for sales and installation personnel of the HSG. The lease is for three years at a monthly rate of $4,260 and became effective May 1, 1999. L&H will assume this lease in connection with its purchase of the HSG.

Future aggregate minimum obligations under this operating lease are as follows:

         Years ending December 31,
                  1999                                         $  25,560
                  2000                                            51,120
                  2001                                            51,120
                  2002                                            17,040
                                                               ---------
                  Total                                         $144,840


Sublease of Office Facilities - Effective May 14, 1999, the Company entered into an agreement to sublease 10,224 square feet of its Draper, Utah facility to an unrelated third party. The agreement requires the sublessee to pay $13,961 per month, or approximately 40 percent of the Company's monthly obligation under the primary lease agreement through December 31, 2000. The sublessee has the option to extend the term by two additional three-month periods. Effective May 25, 1999, the Company entered into an agreement to sublease 8,048 square feet of a total 10,048 square feet making up its Cupertino, California facility to an unrelated third party. The remaining 2,000 square feet occupied by the Company is to be turned over to the sublessee no sooner than six months nor later than nine months from the commencement of the sublease. The agreement requires the sublessee to pay $28,346 per month, or approximately 80 percent, of the Company's obligation under the primary lease agreement through the six to nine month period of reduced occupancy by the Company and 100 percent thereafter through May 31, 2003.

Capital Lease Obligations - In January 1999, the Company entered into a noncancellable capital lease arrangement for telephone equipment at its facility in Woburn, Massachusetts. In May 1999, the Company entered into a noncancellable capital lease arrangement for telephone equipment at its facility in Cleveland, Ohio. Future aggregate minimum obligations under these capital leases are as follows:

         Years ending December 31,
                  1999                                                 $    7,394
                  2000                                                     14,788
                  2001                                                     14,788
                  2002                                                     14,788
                  2003                                                     14,788

                  Thereafter                                                2,675
                                                                       -----------
                    Total future minimum lease payments                    69,211
                     Less amounts representing interest                   (14,726)
                                                                       -----------
                       Present value of future minimum lease payments  $   54,495

Royalty Agreements - The Company has entered into various technology license agreements. Generally, the agreements require the Company to pay royalties at specified dollar amounts in connection with each product sold that utilizes technologies licensed by the Company under these agreements. The royalty expense is accrued at the time product revenues incorporating the licensed technologies are recognized. Royalty expense of $16,648 and $63,525 was incurred during the three and six months ended June 30, 1999, respectively, in connection with these agreements. There were no sales of products incorporating these licensed technologies during the six months ended June 30, 1998.

Potential Delisting of the Company's Common Stock by Nasdaq - Potential delisting of the Company's common stock from the Nasdaq SmallCap Market could have an adverse effect on the liquidity of the Company's common stock and would trigger certain rights of holders of the Company's Debentures and Preferred Stock.

The Company's common stock currently trades on the Nasdaq SmallCap Market which requires, for continued listing, a minimum bid price of at least $1.00 per share. At June 29, 1999, the Company's common stock had traded below $1.00 for more than 30 consecutive trading days. On June 29, 1999, the Company received a letter from the Nasdaq Market indicating that unless the minimum bid price for the Company's common stock returned to at least $1.00 per share for at least 10 consecutive trading days prior to September 29, 1999, the Company's shares would be delisted from the Nasdaq SmallCap Market on October 1, 1999. The Company has the right to appeal the Nasdaq Stock Market's notice and/or listing determination on or before September 29, 1999.

If the Company's common stock is delisted from the Nasdaq SmallCap Market, the Company believes that its common stock would qualify for listing on the OTC Bulletin Board. However, the result of delisting from the Nasdaq SmallCap Market could be a reduction in the liquidity of any investment in the Company's common stock, even if the Company's shares are thereafter traded on the OTC Bulletin Board. Further, delisting could reduce the ability of holders of the Company's common stock to purchase or sell shares as quickly and as inexpensively as they have done historically.

Additionally, if the Company's common stock is delisted from the Nasdaq SmallCap Market and is not relisted within three trading days, an event of default would result under the terms of the Debentures. Upon the occurrence of an event of default, the full $6,500,000 principal amount of all of the Debentures, together with accrued interest and all other amounts owing in respect thereof, would become immediately due and payable in cash. The requirement to pay such amounts would deplete the Company's existing cash, and would require the Company to incur additional debt, thus further increasing the Company's debt obligations. There can be no assurance that the Company would be able to borrow the amounts needed to pay the holders of the Debentures or that such financing, if it were available to the Company, would be available on terms satisfactory to the Company. Presently, the Company does not have sufficient cash or other liquid assets to pay the amount which would be due if the holders of the Debentures declared a default thereunder.

Finally, if the Company's common stock is delisted from the Nasdaq SmallCap Market and is not relisted within three trading days, the terms of the Series D and Series E Preferred Stock require the Company to pay to each holder of Series D or Series E Preferred Stock a fee of two percent of the purchase price of the Series D or Series E Preferred Stock, to be paid in cash, for each month that the stock is delisted. The requirement to pay such amounts would deplete the Company's existing cash, and would require the Company to incur additional debt, thus further increasing the Company's debt obligations. There can be no assurance that the Company would be able to borrow the amounts needed to pay the holders of the Series D or Series E Preferred Stock or that such financing, if it were available to the Company, would be available on terms satisfactory to the Company. Presently, the Company does not have sufficient cash or other liquid assets to pay the amount which would be due.

14. LITIGATION

Clarke - On August 28, 1998, John R. Clarke and Perpetual Growth Fund, a company Clarke's spouse purportedly owns, commenced an action against the Company in federal court for the Southern District of New York. Clarke and Perpetual Growth asserted claims for breach of contract relating to certain financing the Company received during 1998. Specifically, Clarke and Perpetual Growth alleged that they entered into a contract with the Company under which the Company agreed to pay them a commission of five percent of all financing provided to Fonix by Southridge Capital Management or its affiliates. Clarke and Perpetual claim that they are entitled to commissions with respect to approximately $3,000,000 of equity financing to the Company in July and August 1998, and the Company's offerings of Series D and Series E preferred stock, totaling together $12,000,000, in August and September 1998.

The Company believes that the Clarke lawsuit is without merit and filed a motion to dismiss based upon the court's lack of personal jurisdiction over the Company. The court granted the Company's motion to dismiss. Clarke and Perpetual Growth have appealed the dismissal. The Company has filed a suit against Clarke and Perpetual Growth in federal court for the Central District of Utah seeking a declaratory judgment that it does not owe any money to Clarke and Perpetual Growth. Now that the action in New York has been dismissed, the Company intends to vigorously pursue the Utah action. However, the lawsuit in New York could be reinstated on appeal and Clarke and Perpetual Growth could prevail in that lawsuit, in which case the Company may be required to pay significant amounts of money damages awarded by the court.

Papyrus - After the Papyrus acquisition closed in October 1998, the Company investigated some of the representations and warranties made by Papyrus to induce the Company to acquire Papyrus. The Company determined that certain of the representations made by Papyrus and their executive officers appeared to be false. On February 26, 1999, the Company filed an action against Papyrus in the United States District Court for the District of Utah, Central Division, wherein the Company alleged claims for misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and rescission. On March 11, 1999, three of the former shareholders of Papyrus filed an action against the Company in the United States District Court for the District of Massachusetts, alleging a default under the terms of the promissory notes issued to them in connection with the Papyrus acquisition. On April 2, 1999, the three former Papyrus shareholders filed an amended complaint against the Company seeking additional remedies including violation of Massachusetts unfair and deceptive acts and practices statutes and copyright infringement. On April 8, 1999, a fourth former Papyrus shareholder filed an action against the Company alleging a default under the terms of the promissory notes issued to him in connection with the Papyrus acquisition and seeking additional remedies including violation of Massachusetts unfair and deceptive acts and practices statutes and copyright infringement. On April 13, 1999, a fifth former Papyrus shareholder filed a similar action in Massachusetts. Subsequently, the Company has entered into agreements with the five former Papyrus shareholders for dismissal of the actions and cancellation of the promissory notes upon payment to the former shareholders of $1,188,909 (the "Settlement Payment") and return for cancellation by the Company of 970,586 shares of restricted common stock issued to the five former shareholders in connection with the acquisition. The Company agreed to pay the Settlement
Payment on or before August 31, 1999 or, if the definitive proxy soliciting consents from the shareholders of the Company is effective prior to August 31, 1999, upon the closing of the sale of the HSG assets (see Note 3) or the Company and the five former Papyrus shareholders are free to pursue their respective claims.

Apple Computer, Inc. - In February 1993, Articulate received a patent (the "303 patent") for a product which would allow the user of an Apple MacIntosh to create spoken commands which the computer would recognize and respond to. Soon after the 303 patent was issued, Articulate put Apple Computer, Inc. ("Apple") on notice that Apple's "PlainTalk" product infringed the 303 patent. When Apple ignored Articulate's notices, Articulate sued Apple. Apple responded to the suit by suing Articulate and Dragon Systems, Inc., which suit was subsequently dismissed. The Company acquired Articulate's claims against Apple in the Articulate acquisition. The Company has completed discovery in the action pending against Apple and is awaiting the scheduling of a trial. If the Company closes the sale of the HSG (see Note 3) the Company's rights in and to this litigation will be acquired by L&H.

In addition to the above, the Company is involved in various lawsuits, claims and actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.

15.  REPORTABLE SEGMENTS

The Company is organized into two business segments based primarily on the nature of the Company's products and customers. Each segment is separately managed because its customers require different technology solutions and marketing strategies.

The Company's HSG includes the development, manufacture, sale, installation and maintenance of a voice recognition product to the healthcare industry marketed under the PowerScribe(R) trademark. The Company's Interactive Technologies Solutions Group ("ITSG") includes the development of relationships with third parties which can incorporate the Company's products and technologies into their own products or product development efforts. These products and technologies include ASR, handwriting and TTS applications.

The following tables reflect selected financial information relating to each business segment for the three and six months ended June 30, 1999 and 1998, and as of June 30, 1999 and December 31, 1998:

                                                    Three Months June 30,                         Six Months Ended June 30,


                                               1999                  1998                    1999                    1998
                                         ----------------      -----------------      ------------------       ----------------
Revenues:
   HSG                                   $        423,481      $               -      $        1,480,007       $              -
   ITSG                                           231,570              1,176,500                 285,376              2,472,285
                                         ----------------      -----------------      ------------------       ----------------
                                         $        655,051      $       1,176,500      $        1,765,383       $      2,472,285
                                         ================      =================      ==================       ================
Gross margin:
   HSG                                   $        302,032      $               -      $        1,138,410       $              -
   ITSG                                           223,621              1,176,500                 272,136              2,472,285
                                         ----------------      -----------------      ------------------       ----------------
                                                  528,653              1,176,500               1,410,546              2,472,285
                                         ----------------      -----------------      ------------------       ----------------

Product development and research
 expenses:
   HSG                                            488,383                      -                 946,836                      -
   ITSG                                         1,858,524              2,960,292               4,371,350              5,661,495
                                         ----------------      -----------------      ------------------       ----------------
                                                2,346,907              2,960,292               5,318,186              5,661,495
                                         ----------------      -----------------      ------------------       ----------------
Selling, general and administrative
 expenses:
   HSG                                            946,800                      -               1,877,292                      -
   ITSG                                         1,928,110              2,084,622               4,673,180              3,464,702
                                         ----------------      -----------------      ------------------       ----------------
                                                2,874,910              2,084,622               6,550,472              3,464,702
                                         ----------------      -----------------      ------------------       ----------------
Amortization of goodwill and purchased
 core technology:
   HSG                                            638,279                      -               1,259,943                      -
   ITSG                                           649,302                500,776               1,315,219                599,559
                                         ----------------      -----------------      ------------------       ----------------
                                                1,287,581                500,776               2,575,162                599,559
                                         ----------------      -----------------      ------------------       ----------------
Purchased in-process research and
 development:

   HSG                                                  -                      -                       -                      -
   ITSG                                                 -                      -                       -              9,315,000
                                         ----------------      -----------------      ------------------       ----------------
                                                        -                      -                       -              9,315,000
                                         ----------------      -----------------      ------------------       ----------------

Loss from operations:
   HSG                                        (1,771,430)                      -             (2,945,661)                      -
   ITSG                                       (4,212,315)            (4,369,190)            (10,087,613)           (16,568,471)
                                         ----------------      -----------------      ------------------       ----------------
                                         $    (5,983,745)      $     (4,369,190)      $     (13,033,274)       $   (16,568,471)
                                         ================      =================      ==================       ================


                                                           As of June     As of December
                                                            30, 1999            31, 1998
                                                         ----------------     ----------------

Assets:
   HSG                                                   $      19,704,628      $     19,760,394
   ITSG                                                         20,323,687            42,229,533
                                                         -----------------      ----------------
                                                         $      40,028,315      $     61,989,927
                                                         =================      ================

16.  SUBSEQUENT EVENTS

Resignation of Stephen M. Studdert,  Director - Effective July 15, 1999, Stephen
M. Studdert resigned as a member of the Board of Directors of the Company.

Marketing Support Agreement for HSG products - Effective July 31, 1999, the Company and L&H entered into an agreement pursuant to which L&H exercised its option to become a distributor of HSG products under the Technology Option Agreement executed May 19, 1999. At the same time, the Company transferred and assigned to L&H certain pending sales orders, all license agreements, client and customer contracts relating to ongoing maintenance and service obligations and the right to use and exploit for L&H's benefit all of the existing sale leads and opportunities of the HSG (the "Assigned Contracts"). The Company further granted L&H the right to receive all payments due and owing under the Assigned Contracts as if the sale of the HSG to L&H had occurred on July 1, 1999. Any payments due L&H from the Assigned Contracts but paid to the Company prior to the date of the Marketing Support Agreement, less $400,000 (but not less than zero), shall reduce the purchase price of the HSG by that amount. If the closing of the sale of HSG to L&H does not occur by September 3, 1999, such prepaid amounts, less the credit of up to $400,000, are immediately due and payable. The Company and L&H further agreed that L&H would assume all of the obligations of the Company under the Assigned Contracts. L&H also agreed to engage the Company to provide marketing, sales, product implementation and installation and customer support services on behalf of L&H in order to (i) fulfill all of the obligations of the Company under the Assigned Contracts and (ii) otherwise market and sell HSG's products and certain products of L&H.

Guarantee of Company Obligations - In August 1999, the Company had unsecured advances from a bank in the form of a bank overdraft in the approximate amount of $100,000 that were personally guaranteed by an officer of the Company. Subsequent to the granting of the guarantee the overdraft has been reduced to approximately $3,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN SUCH FORWARD-LOOKING
STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998.

Overview

Fonix is a development-stage company engaged in marketing and development of proprietary automated speech recognition ("ASR"), text-to-speech ("TTS") and handwriting recognition technologies and products which may be licensed in whole or in part to third parties. The Company aims to make commercially available a comprehensive package of products and technologies that allow humans to interact with computer and other electronic products in a more efficient, intuitive and natural way rather than through traditional methods such as the keyboard. Specifically, Fonix has developed proprietary ASR and related technologies such as TTS (speech synthesis), handwriting recognition and speech compression. These technologies, as developed to date, use speech recognition techniques that include the use of a proprietary neural network method. Neural networks are computer-based methods which simulate the way the human brain processes information. Fonix licenses its technologies to and has entered into co-development relationships and strategic alliances with third parties including producers of application software, operating systems, computers and microprocessor chips.

Automated Speech Recognition

Presently available traditional ASR technologies have been used in a variety of products for industrial, telecommunications, business and personal applications. Speech recognition algorithms in software have been developed and refined over the past several years. However, the increase in processing speed and memory capacity of personal computers has accounted for much of the improvement in traditional ASR systems during that period. This improvement includes vocabulary size, recognition accuracy and continuous speech recognition ability. Currently available ASR systems for personal computers include speech command systems for navigating the Windows(R) interface and inexpensive, discrete word dictation systems offered by Dragon Systems, IBM, Lernout & Hauspie and others. Recently, general and specific vocabulary continuous speech dictation systems also have been introduced by Philips, IBM, Dragon Systems and others. In addition, telephony applications with menu choice systems and small vocabulary dialogue systems have been demonstrated by Nuance, Nortel and others.

Fonix researchers have developed what the Company believes to be a fundamentally new approach to the analysis of human speech sounds and the contextual recognition of speech. The core Fonix automated speech recognition technologies (the "ASRT" or "Core Technologies") attempt to approximate the techniques employed by the human auditory system and language understanding centers in the human brain. The ASRT use information in speech sounds perceptible to humans but not discernible by current ASR systems. They also employ neural net technologies (artificial intelligence techniques) for identifying speech components and word sequences contextually, similar to the way in which scientists believe information is processed by the human brain. As presently developed, the ASRT are comprised of several components including a phonetic sound representation recognition engine, audio signal processing, a feature extraction process, a phoneme estimation process, and a linguistic process consisting of two components, one of which is expert- or rule-based and one of which is based on proprietary neural net technologies, that are designed to interpret human speech contextually.

Fonix believes the reliable recognition of natural, spontaneous speech spoken by one or more individuals in a variety of common environments by means of a conveniently placed microphone, all based on its ASRT, will significantly improve the performance, utility and convenience of applications currently based only on traditional Hidden Markov Models ("HMM") technology such as computer interface navigation, data input, text generation, telephony transactions, continuous dictation and other applications. Additionally, the Company believes that its ASRT will make possible major new speech recognition applications such as the transcription of business meetings and conversations, real-time speech-to-speech language translation, natural dialogues with computers for information access and consumer electronic devices controlled by natural language.

HealthCare Solutions Group Products

The three PowerScribe products now being sold by the HealthCare Solutions Group ("HSG") are PowerScribeRAD, PowerScribeRAD Software Development Kit and PowerScribeEM. PowerScribe products use state-of-the-art continuous speech recognition engines licensed from Dragon Systems, which enable a user to dictate naturally and continuously without having to pause between words. PowerScribe incorporates customized medical language models gleaned from millions of words sampled from medical specialty departments across North America.

PowerScribe products have been designed as mission-critical applications to operate as an open and scalable continuous speech reporting and charting system. PowerScribe products utilize core technologies from Microsoft's Back Office(R) applications development suite and rely on Windows NT(R), Open Database
Connectivity (ODBC) and SQL Server(R) as the foundation operational elements. During the six months ended June 30, 1999, the Company received in the aggregate, $1,480,007 in revenue from sales of the PowerScribe Radiology product marketed by the HSG.

On May 19, 1999, the Company entered into an agreement to sell the operations and a significant portion of the assets of its HSG to L&H, an unrelated third party, for $28,000,000, of which $24,000,000 is to be paid at closing, and the remaining $4,000,000 to be paid as an earnout in two installments of $2,000,000 each over the next two years based on agreed upon performance milestones of the HSG for those subsequent two years. The sale is subject to approval by Fonix's shareholders, and is scheduled to close during the third quarter of 1999. The proceeds from the sale will be used to reduce certain of the Company's liabilities and to provide working capital to allow Fonix to focus on marketing and development opportunities for its Interactive Technology Solutions Group.

Interactive Technology Solutions Group Products

The Interactive Technologies Solutions Group ("ITSG") offers products and technologies which include automated speech recognition, text-to-speech, and handwriting recognition for a variety of hardware and software platforms. The marketing direction for the ITSG is to form relationships with third parties who can incorporate the Company's technologies into their own products or product development efforts. Such relationships may be structured in any of a variety of ways including traditional technology licenses, co-development relationships through joint ventures or otherwise, and strategic alliances. The third parties with whom Fonix presently has such relationships and with which it may have similar relationships in the future include participants in the application software, operating systems, computer, microprocessor chips, consumer electronics, automobile, telephony and health care technology market sectors. ITSG products include FAAST, AcuVoice AV 1700 and AV 2001 TTS systems, and handwriting recognition products.

Embedded Technologies

Fonix has developed an application development tool, the Fonix Advanced Application Speech Toolkit (FASSTtm) which allows developers to simulate, prototype and create code for embedded applications using the Company's TTS and ASRT. This system currently supports the Company's speech recognition for command and control applications and Fonix/AcuVoice TTS engines for both very high quality limited vocabulary and high quality unlimited vocabulary applications. The system is designed to support a number of popular microprocessors and operating systems for embedded applications. Currently, FAAST supports the Infineon (formerly Siemens) TriCore micro-controller, the Intel StrongArm RISC processor, Epson EOC-33 micro-controller, MIPS RISC core and the Hitachi SH#3 RISC processor. The beta version of the FAAST system became available for developers in June 1999. A beta version of the system is currently being used internally at Fonix to support the development of embedded systems applications for several companies which manufacture and sell consumer electronic, automotive, and cell phone devices.

Speech Technologies

Since 1994 Fonix has pursued the development of a "3rd Generation" automated speech recognition technology to overcome the limitations of currently available commercial speech recognition systems. This development has yielded a proprietary ASRT system utilizing a unique front-end analysis of the acoustic speech signal, a neural net based phoneme identifier, and a completely novel neural net architecture for back-end language modeling. The latter component is the MULTCONS or multi-level constraint satisfaction network. These developments have been the subject of two issued patents. In addition, the Company has acquired a related patent covering portions of this technology. Portions of this technology are currently being employed in Fonix embedded systems applications.

The Company's TTS products include those developed by AcuVoice and those developed by Fonix. All are sold under the AcuVoice brand name. The products include the AcuVoice AV 1700 TTS system for end-user desktop and laptop system use. The AcuVoice AV 2001 SDK is a software development kit ("SDK") for developers of telephony applications. Run-time software licenses for the AV 2001 are offered for applications developed with the SDK. The SDK supports major computer telephony platforms.

During  the six  months  ended  June  30,  1999,  the  Company  received  in the
aggregate,   $285,376  in  revenue  from  licensing  or  sale  of  the  AcuVoice technologies  and  products.

Handwriting Recognition

The Company markets the Allegro handwriting recognition software developed by Papyrus. Allegro is a single letter recognition system like the popular Graffiti handwriting recognition software for the PalmPilot PDA (Personal Dictation Assistant). However, Allegro's alphabet is all natural in appearance as lower case letters. Because the letters are written in the standard way in almost all instances, the Allegro system is easy to use and requires practically no learning. The Company also markets cursive handwriting recognition software which recognizes naturally-written whole words. This cursive technology is only available as a licensed product to OEM customers. Both the Allegro and the cursive handwriting recognition software are user independent and require no training on the software.

During the six months ended June 30, 1999, the Company received no revenue from licensing or sale of the handwriting recognition technologies.

Resignation of Stephen M. Studdert, Director

On April 30,  1999,  Stephen M.  Studdert  resigned  as Chairman of the Board of
Directors of Fonix. On July 15, 1999, Mr. Studdert resigned as a member of the Board of Directors of the Company.

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

Fonix uses third-party equipment and software that may not be Year 2000 compliant. Fonix is presently conducting a review of key products provided by outside vendors to determine if their products are Year 2000 compliant. Although that process is not yet completed, Fonix presently believes that all software provided by third parties that is critical to its business is Year 2000 compliant. Fonix has completed its review of most products and systems and expects to complete its review of all internal systems for Year 2000 compliance by September 30, 1999. If this third-party equipment or software does not operate properly with regard to the Year 2000 issue, Fonix may incur unexpected expenses to remedy any problems. Such costs may materially adversely affect Fonix's business, operating results, and financial condition. In addition, if Fonix's key systems, or a significant number of its systems, fail as a result of Year 2000 problems Fonix could incur substantial costs and disruption of its business. Fonix may also experience delays in implementing Year 2000 compliant software products. Any of these problems may materially adversely affect Fonix's business, operating results or financial condition.

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

Results of Operations

Three months ended June 30, 1999 compared with three months ended June 30, 1998

During the three months ended June 30, 1999, the Company recorded revenues of $655,051, a decrease of $521,449 over the same period in the previous year. In the 1998 period the Company received $1,076,426 from Siemens as a non-refundable license fee for which the Company had no further obligation of any kind. The 1999 revenues are primarily from sales and licensing fees related to the PowerScribe dictation product and TTS technologies and products.

Selling, general and administrative expenses were $2,874,910 and $2,084,622 for the three months ended June 30, 1999 and 1998, respectively. Salaries, wages and related costs were $1,289,949 and $879,201 for the three months ended June 30, 1999 and 1998, respectively, an increase of $410,748. This increase is attributable to increases in personnel costs resulting from the acquisitions of AcuVoice, Articulate and Papyrus. Legal and accounting expenses increased $136,110. This increase is attributed primarily to the costs of legal and accounting services related to the issuance of the Series C 5% Convertible Debentures (the "Debentures") and the potential sale of the HSG assets to L&H. Marketing expenses increased $842,411 and consulting and outside services increased by $72,030. The increase in Marketing expenses was due to the acquisition of the PowerScribe Products marketing personnel of MRC, the creation of a marketing group for the TTS products and an increase in the marketing effort for the ITSG.

The Company incurred product development and research expenses of $2,346,907 during the three months ended June 30, 1999, a decrease of $613,385 over the same period in the previous year. This decrease was due primarily to management's cost reduction initiatives implemented in February 1999. The Company anticipates similar decreases in product development and research costs as it begins to complete the development of certain TTS products and completes the sale the HSG to L&H. During the three months ended June 30, 1999 and 1998, the Company expended a total of approximately $320,000 and $30,000, respectively, in connection with the development of the AcuVoice and Articulate purchased in-process research and development projects.

Amortization of goodwill and purchased core technologies were $1,287,581 and $500,776 for the three months ended June 30, 1999 and 1998, respectively, representing an increase of $786,805. This increase is primarily attributable to the amortization of intangible assets acquired in connection with the acquisitions of Articulate and Papyrus.

The Company incurred losses from operations of $5,983,745 and $4,369,190 during the three months ended June 30, 1999 and 1998, respectively. The increase in losses from operations is due primarily to increases in selling, general and administrative expenses and amortization expense, offset in part by decreases in product development and research costs. The Company anticipates that its investment in ongoing scientific product development and research will continue at present or decreased levels for the remainder of fiscal 1999, assuming availability of working capital.

Net other expense was $534,042 for the three months ended June 30, 1999, an increase of $543,470 over the three months ended June 30, 1998. This increase was due primarily to an increase in interest expense of $251,065 related to financing costs associated with the issuance of the Debentures and to a reduction in interest income of $292,405 from certificates of deposit that were converted to cash to retire a bank line of credit in January 1999.

Six months ended June 30, 1999 compared with six months ended June 30, 1998

During the six months ended June 30, 1999, the Company recorded revenues of $1,765,383, a decrease of $706,902 over the same period in the previous year. In the 1998 period the Company received its first revenues of $2,472,285, of which, $2,368,138 was paid by Siemens as a non-refundable license fee for which the Company had no further obligation of any kind. The 1999 revenues are primarily from sales and licensing fees related to the PowerScribe dictation product and TTS technologies and products.

Selling, general and administrative expenses were $6,550,472 and $3,464,702 for the six months ended June 30, 1999 and 1998, respectively. Salaries, wages and related costs were $3,348,575 and $1,526,389 for the six months ended June 30, 1999 and 1998, respectively, an increase of $1,822,186. This increase is attributable to increases in personnel costs resulting from the acquisitions of AcuVoice, Articulate and Papyrus. Legal and accounting expenses increased $374,802. This increase is attributed primarily to the costs of legal and accounting services related to the issuance of the Debentures, and the potential sale of the HSG assets to L&H. Marketing expenses increased $1,966,616 and consulting and outside services increased by $166,134. The increase in Marketing expenses was due to the acquisition of the PowerScribe products marketing personnel of MRC, the creation of a marketing group for the TTS products and an increase in the marketing effort for the ITSG.

The Company incurred product development and research expenses of $5,318,186 during the six months ended June 30, 1999, a decrease of $343,309 over the same period in the previous year. This decrease was due primarily to management's cost reduction initiatives implemented in February 1999. The Company anticipates similar decreases in product development and research costs as it begins to complete the development of certain TTS and completes the sale of the HSG to L&H. During the six months ended June 30, 1999 and 1998, the Company expended a total of approximately $600,000 and $60,000, respectively, in connection with the development of the AcuVoice and Articulate purchased in-process research and development projects.

Amortization of goodwill and purchased core technologies were $2,575,162 and $599,559 for the six months ended June 30, 1999 and 1998, respectively, representing an increase of $1,975,603. This increase is primarily attributable to the amortization of intangible assets acquired in connection with the acquisitions of AcuVoice, Articulate and Papyrus.

The Company incurred losses from operations of $13,033,274 and $16,568,471 during the six months ended June 30, 1999 and 1998, respectively. The decrease in losses from operations is due primarily to the $9,315,000 charge for in-process research and development costs during the six months ended June 30, 1998, offset in part by increases in selling, general and administrative expenses and amortization expense. The Company anticipates that its investment in ongoing scientific product development and research will continue at present or decreased levels for the remainder of fiscal 1999, assuming availability of working capital.

Net other expense was $2,779,375 for the six months ended June 30, 1999, an increase of $2,748,356 over the six months ended June 30, 1998. This increase was due primarily to an increase in interest expense of $2,206,520 related to financing costs associated with the issuance of the Debentures.

In-Process Research and Development

At the dates of acquisition of AcuVoice and Articulate, management estimated that each of the acquired in-process research and development projects of AcuVoice and Articulate were approximately 75 percent complete and that an additional $1.0 million would be required to develop each of these projects to commercial viability. Additionally, management anticipated release dates of the fourth quarter of 1999 for the AcuVoice projects, and the first quarter of 2000 for the Articulate projects. As of June 30, 1999, the Company has expended a total of approximately $280,000 and $720,000 in connection with the AcuVoice and Articulate acquired in-process research and development projects, respectively, and management estimates that a total of approximately $720,000 and $280,000 will be required to complete the AcuVoice and Articulate projects, respectively. Management also estimates that the AcuVoice and Articulate projects are 82 percent and 93 percent complete, respectively, as of June 30, 1999, and that the release dates are the same as anticipated at the date of acquisition.

Liquidity and Capital Resources

The Company must raise additional funds to be able to satisfy its cash requirements during the next 12 months. The scientific research and development, corporate operations and marketing expenses will continue to require additional capital. In addition, the Company's recent acquisitions of AcuVoice, Articulate, and Papyrus place further requirements on the Company's limited cash resources. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities or sales of existing technologies or businesses to satisfy future capital requirements until such time as the Company is able to enter into additional third party licensing or co-development arrangements such that it will be able to finance ongoing operations out of license, royalty and sales revenue. There can be no assurance that the Company will be able to enter into such agreements. Furthermore, the issuance of equity securities or other securities which are or may become convertible into equity securities of the Company in connection with such financing (or in connection with acquisitions) would result in dilution to the stockholders of the Company which could be substantial.

On May 19, 1999, the Company entered into an agreement to sell the operations and a significant portion of the assets of its HSG to L&H, an unrelated third party, for $28,000,000, of which $24,000,000 is to be paid at closing, and the remaining $4,000,000 to be paid as an earnout in two installments of $2,000,000 each over the next two years subject to the achievement of certain performance milestones of the HSG. The sale is subject to approval by Fonix's shareholders, and is scheduled to close during the third quarter of 1999. The proceeds from the sale will be used to reduce certain of the Company's liabilities and to provide working capital to allow Fonix to focus on marketing and development opportunities for its ITSG.

The Company had negative working capital of $18,554,002 at June 30, 1999 compared to negative working capital of $14,678,975 at December 31, 1998. The current ratio was 0.09:1 at June 30, 1999 compared to 0.59:1 at December 31, 1998. Current assets decreased by $18,977,855 to $1,737,351 from December 31, 1998 to June 30, 1999. Current liabilities decreased by $15,102,828 to $20,291,353 during the same period. The decrease in working capital from December 31, 1998 to June 30, 1999, was primarily attributable to increases in accounts and notes payable, accrued liabilities and deferred revenues offset in part by decreases in related party notes payable. Total assets were $40,028,315 at June 30,1999 compared to $61,989,927 at December 31, 1998.

During the six months ended June 30, 1999, the Company granted 754,500 stock options to employees and 9,500 stock options to two consultants at exercise prices ranging from $0.59 to $1.78 per share. The term of all options granted during this six month period is ten years from date of grant. As of June 30, 1999, the Company had a total of 16,139,282 options outstanding.

During the six months ended June 30, 1999, the Company granted warrants to L&H in connection with loans totaling $5,700,000 which L&H made to the Company in April and May 1999. The warrants allow L&H to purchase 850,000 shares of common stock of the Company at exercise prices ranging from $0.60 to $0.70 per share. Of these warrants 250,000 expire October 18, 1999 and 600,000 expire May 17, 2001.

On January 29, 1999, the Company entered into a Securities Purchase Agreement with four investors pursuant to which the Company sold its Debentures in the aggregate principal amount of $4,000,000. The outstanding principal amount of the Debentures is convertible at any time at the option of the holders into shares of the Company's common stock at a conversion price equal to the lesser of $1.25 or 80 percent of the average of the closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. The Company recorded $687,500 as interest expense upon the issuance of the Debentures in connection with this beneficial conversion feature. The Company also issued 400,000 warrants to purchase an equal number of the Company's common shares at a strike price of $1.25 per share in connection with this financing. The warrants are exercisable for a period of three years from the date of grant. The estimated fair value of the warrants of $192,000, as computed under the Black-Scholes pricing model, was recorded as interest expense upon the issuance of the Debentures. On March 3, 1999, the Company executed a supplemental agreement pursuant to which the Company agreed to sell another $2,500,000 principal amount of the Debentures on the same terms and conditions as the January 29, 1999 agreement, except no additional warrants were issued. The Company recorded $1,062,500 as interest expense upon the issuance of the supplemental Debentures in connection with the beneficial conversion feature. The obligations of the Company for repayment of the Debentures, as well as its obligation to register the common stock underlying the potential conversion of the Debentures and the exercise of the warrants issued in these transactions, are personally guaranteed by two officers and directors and a former officer and director of the Company (the "Guarantors"). In connection with the March 3, 1999 funding, the Company agreed to grant a lien on the patent covering the Company's Automated Speech Recognition ("ASR") technologies as collateral for repayment of the Debentures. However, to date no lien on the patent has been granted. The Guarantors guaranteed the obligations of the Company under the Debentures and pledged 6,000,000 shares of common stock of the Company beneficially owned by them as collateral security for their obligations under their guarantees.

Subsequent to the March 3, 1999 funding, the holders of the Debentures notified the Company and the Guarantors that the Guarantors were in default under the terms of the pledge and that the holders intended to exercise their rights to sell some or all of the pledged shares of the Guarantors. At the present time, the Company has no knowledge of sales of the Guarantors' shares by the holders. However, if the holders proceed to sell some or all of the Guarantors' shares, the Company may be obligated, under its indemnity agreement in favor of the Guarantors, to issue replacement shares to the Guarantors for all shares sold by the holders and reimburse the Guarantors for any costs incurred as a result of the holders' sales of the Guarantors' shares.

On June 29, 1999, the Company received notice from the Nasdaq Stock Market indicating that unless the minimum bid price for the Company's common stock returned to at least $1.00 per share for at least ten consecutive trading days prior to September 29, 1999, the Company's shares would be delisted from the Nasdaq SmallCap Market on October 1, 1999. If the Company's common stock is delisted from the Nasdaq SmallCap Market and is not relisted within three trading days, an event of default would result under the terms of the Debentures. Upon the occurrence of an event of default, the full $6,500,000 principal amount of all of the Debentures, together with accrued interest and all other amounts owing in respect thereof, would become immediately due and payable in cash.

During the six months ended June 30, 1999, 36,000 shares of Series D Convertible Preferred Stock and 91,572 shares of Series E Convertible Preferred Stock, together with related dividends on each, were converted into 1,288,479 and 3,246,183 shares, respectively, of the Company's common stock. After the above conversions, 972,334 shares of Series D and 43,500 shares of Series E Convertible Preferred Stock remain outstanding.

If the Company's common stock is delisted from the Nasdaq SmallCap Market and is not relisted within three trading days, the terms of the Series D and Series E Preferred Stock require the Company to pay to each holder of Series D or Series E Preferred Stock a fee of two percent of the purchase price of the Series D or Series E Preferred Stock in cash for each month that the stock is delisted.

At June 30, 1999, the Company had an unsecured revolving note payable to a bank in the amount of $50,000. Amounts loaned under the revolving note payable are limited to $50,000. This note is payable on demand, matures April 1, 2007, bears interest at the bank's prime rate (7.75 percent at June 30, 1999) plus 2.0 percent and requires interest to be paid monthly. The weighted average outstanding balance during the six months ended June 30, 1999 was $50,000. The weighted average interest rate was 9.75 percent during this period.

At June 30, 1999, the Company had a note payable to a lender in the amount of $588,000 which bears interest at 18 percent per year, which interest is payable monthly. The note payable was originally due January 2, 1999 and is secured by certain accounts receivable of the Company. The Company has extended the due date on a monthly basis, currently to August 31, 1999, by paying the lender or capitalizing accrued interest plus a fee of 1% of the loan balance each month. The Company anticipates that this loan will be paid in full upon the closing of the sale of the HSG to L&H. The Company further anticipates that it will request additional extensions of the due date if the sale of the HSG to L&H has not closed by August 31, 1999. The note is personally guaranteed by two officers and directors and a former officer and director of the Company. The Company anticipates that it will enter into an indemnity agreement with the guarantors relating to this and other guarantees and pledges.

At June 30, 1999, the Company had a notes payable to L&H in the amount of $1,100,000. The note was payable in full including accrued interest on July 28,

1999 and bears interest at the prime rate as published in The Wall Street Journal under the heading "Money Rates" (7.75 percent at June 30, 1999) plus 2.0 percent. The loan is secured by all the assets of Fonix/ASI, a wholly owned subsidiary of the Company, including its intellectual property rights represented by patents, copyrights and trademarks. L&H agreed to extend the due date to the earlier of the closing of the sale of the HSG to L&H or September 30, 1999.

At June 30, 1999, the Company had a second note payable to L&H in the amount of $4,600,000. This note was payable in full including accrued interest on July 28, 1999 and bears interest on the same terms as the loan of $1,100,000 described in the preceding paragraph. The loan is secured by all the assets of Fonix/ASI including its intellectual property rights represented by patents, copyrights and trademarks. The loan is further secured by all the Company's stock of Fonix/ASI. L&H agreed to extend the due date to the earlier of the closing of the sale of the HSG to L&H or September 30, 1999. This note was authorized for a total of $4,900,000 and the additional $300,000 was received by the Company in July 1999. On August 12, 1999, L&H agreed to increase this loan by an additional $1,200,000 subject to the existing terms of the loan. The Company received funds from this loan on August 13, 1999.

The cost of warrants issued to L&H in connection with the above two notes determined under the Black-Scholes pricing model was $246,240 and is being amortized as a financing expense over the period of the loans. As of June 30, 1999 the unamortized financing expense was $100,444.

At June 30, 1999, the Company had unsecured demand notes payable to former Articulate stockholders in the aggregate amount of $4,063,597 related to the acquisition of Articulate in 1998. These notes were payable on demand any time after November 30, 1998. In December 1998, the holder of a $407,971 note demanded payment. In connection with this demand, the Company paid the holder a partial payment of $50,000 in 1998, extended the date on which demand could be made to March 15, 1999 and increased the interest rate to 11 percent per year. No additional demand has been received for payment of this note. In 1998, the Company also negotiated extensions of $986,481 of the notes to May 30, 1999 and adjusted the interest rate to 10 percent per year. During the six months ended June 30, 1999, the Company made partial payments totaling $800,000 on a $2,535,235 note and agreed to pay the balance of all of these notes in connection with the sale of the HSG to L&H.

At June 30, 1999, the Company had unsecured demand notes payable to former Articulate employees in the aggregate amount of $452,900 and accrued liabilities of $404,100 to the same employees. Both amounts are related to incentive compensation granted the employees for continued employment with the Company after the acquisition of Articulate in 1998. The demand notes bear interest at an annual rate of 8.5 percent and were payable upon demand after November 1, 1998. None of the holders of these notes has demanded payment. The Company has agreed to pay interest on these notes at 9 percent per year after November 1, 1998. No demand for payment has been made for the $404,100 of accrued liabilities by the former Articulate employees.

At June 30, 1999, the Company had unsecured demand notes payable to former Papyrus stockholders in the aggregate amount of $1,710,000, which notes were issued in connection with the acquisition of Papyrus in 1998. The notes were payable in various installments from February 28, 1999 through September 30, 1999. In April 1999, the Company entered into agreements with five former Papyrus shareholders to reduce the aggregate amounts payable to them under these notes from $1,632,375 to $1,188,909, which amounts will be paid in connection with the sale of the HSG to L&H. The aggregate remaining balance of $77,625 of the notes payable to former shareholders of Papyrus will also be paid in connection with the closing of the sale of the HSG to L&H.

At June 30, 1999, the Company had an unsecured revolving note payable in the amount of $257,965 in principal and $7,173 in accrued interest to SMD, a company owned by two individuals who are executive officers and directors and one individual who is a former officer and director of the Company and who each beneficially own more than 10 percent of the Company's common stock. The weighted average balance outstanding during the six months ended June 30, 1999 was $134,217. This revolving note is payable on demand and bears interest at an annual rate of 12 percent. The maximum amount outstanding under this revolving note during the period ended June 30, 1999 was $257,965. In 1999, advances to the three individuals in the amount of $59,986 were applied as a partial payment of this note.

The Guarantors guaranteed certain obligations of the Company. As security for some of the guarantees, the Guarantors also pledged shares of the Company's common stock beneficially owned by them. In March 1999, 143,230 of the shares previously pledged by the Guarantors to a bank were sold by the bank and the proceeds were used to pay Company credit card balances and the related accrued interest in full totaling $244,824. In May 1999, 100,000 of the shares previously pledged by the Guarantors to another creditor of the Company were sold by the creditor and the proceeds, totaling $72,335, were used to pay amounts owed by the Company. These respective amounts are now included in the unsecured revolving note payable to SMD described above.

At June 30, 1999, the Company had an unsecured, non-interest bearing demand note payable in the amount of $100,000 to Synergetics, a research and development entity. This note is payable on demand. No demand has been received by the Company.

At June 30, 1999, the Company had an unsecured note payable to an officer of the Company in the amount of $20,000, which bears interest at an annual rate of 10 percent and was due December 31, 1998. The holder of this note agreed to extend the due date to September 30, 1999.

At June 30, 1999, the Company had an unsecured note payable to an officer of the Company in the amount of $68,691 which bears interest at an annual rate of 10 percent and was due on or before July 31, 1999. The holder of this note agreed to extend the due date to August 31, 1999.

The Company presently has no plans to purchase any new research and development or office facilities.

Potential Delisting of the Company's Common Stock by Nasdaq - Potential delisting from the Nasdaq SmallCap Market could have an adverse effect on the liquidity of the Company's common stock and would trigger certain rights of holders of the Company's Debentures and Preferred Stock.

The Company's common stock currently trades on the Nasdaq SmallCap Market which requires, for continued listing, a minimum bid price of at least $1.00 per share. At June 29, 1999, the Company's common stock had traded below $1.00 for more than 30 consecutive trading days. On June 29, 1999, the Company received a letter from the Nasdaq stock market indicating that unless the minimum bid price for the Company's common stock returned to at least $1.00 per share for at least ten consecutive trading days prior to September 29, 1999, the Company's shares would be delisted from the Nasdaq SmallCap Market on October 1, 1999. The Company has the right to appeal the Nasdaq stock market's notice and/or listing determination on or before September 29, 1999.

If the Company's common stock is delisted from the Nasdaq SmallCap Market, the Company believes that its common stock would qualify for listing on the OTC Bulletin Board. However, the result of delisting from the Nasdaq SmallCap Market could be a reduction in the liquidity of any investment in the Company's common stock, even if the Company's shares are thereafter traded on the OTC Bulletin Board. Further, delisting could reduce the ability of holders of the Company's common stock to purchase or sell shares as quickly and as inexpensively as they have done historically.

Additionally, if the Company's common stock is delisted from the Nasdaq SmallCap Market and is not relisted within three trading days, an event of default would result under the terms of the Debentures. Upon the occurrence of an event of default, the full $6,500,000 principal amount of all of the Debentures, together with accrued interest and all other amounts owing in respect thereof, would become immediately due and payable in cash. The requirement to pay such amounts would deplete the Company's existing cash, and would require the Company to incur additional debt, thus further increasing the Company's debt obligations. There can be no assurance that the Company would be able to borrow the amounts needed to pay the holders of the Debentures or that such financing, if it were available to the Company, would be available on terms satisfactory to the Company. Presently, the Company does not have sufficient cash or other liquid assets to pay the amount which would be due if the holders of the Debentures declared a default thereunder.

Finally, if the Company's common stock is delisted from the Nasdaq SmallCap Market and is not relisted within three trading days, the terms of the Series D and Series E Preferred Stock require the Company to pay to each holder of Series D or Series E Preferred Stock a fee of two percent of the purchase price of the Series D or Series E Preferred Stock, to be paid in cash, for each month that the stock is delisted. The requirement to pay such amounts would deplete the Company's existing cash, and would require the Company to incur additional debt, thus further increasing the Company's debt obligations. There can be no assurance that the Company would be able to borrow the amounts needed to pay the holders of the Series D or Series E Preferred Stock or that such financing, if it were available to the Company, would be available on terms satisfactory to the Company. Presently, the Company does not have sufficient cash or other liquid assets to pay the amount which would be due.

                Special Note Regarding Forward-Looking Statements

Certain statements contained herein under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Outlook," including statements concerning (i) the Company's strategy, (ii) the Company's expansion plans, (iii) the market for and potential applications of the Company's technologies, (iv) the results of research and development efforts, and (v) the growth of the Company's business contain certain forward- looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not necessarily limited to, those discussed in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Clarke - On August 28, 1998, John R. Clarke and Perpetual Growth Fund, a company Clarke's spouse purportedly owns, commenced an action against the Company in federal court for the Southern District of New York. Clarke and Perpetual Growth asserted claims for breach of contract relating to certain financing the Company received during 1998. Specifically, Clarke and Perpetual Growth alleged that they entered into a contract with the Company under which the Company agreed to pay them a commission of five percent of all financing provided to Fonix by Southridge Capital Management or its affiliates. Clarke and Perpetual claim that they are entitled to commissions with respect to approximately $3,000,000 of equity financing to the Company in July and August 1998, and the Company's offerings of Series D and Series E preferred stock, totaling together $12,000,000, in August and September 1998.

The Company believes that the Clarke lawsuit is without merit and filed a motion to dismiss based upon the court's lack of personal jurisdiction over the Company. The court granted the Company's motion to dismiss. Clarke and Perpetual Growth have appealed the dismissal. The Company has filed a suit against Clarke and Perpetual Growth in federal court for the Central District of Utah seeking a declaratory judgment that it does not owe any money to Clarke and Perpetual Growth. Now that the action in New York has been dismissed, the Company intends to vigorously pursue the Utah action. However, the lawsuit in New York could be reinstated on appeal and Clarke and Perpetual Growth could prevail in that lawsuit, in which case the Company may be required to pay significant amounts of money damages awarded by the court.

Papyrus - After the Papyrus acquisition closed in October 1998, the Company investigated some of the representations and warranties made by Papyrus to induce the Company to acquire Papyrus. The Company determined that certain of the representations made by Papyrus and their executive officers appeared to be false. On February 26, 1999, the Company filed an action against Papyrus in the United States District Court for the District of Utah, Central Division, wherein the Company alleged claims for misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and rescission. On March 11, 1999, three of the former shareholders of Papyrus filed an action against the Company in the United States District Court for the District of Massachusetts, alleging a default under the terms of the promissory notes issued to them in connection with the Papyrus acquisition. On April 2, 1999, the three former Papyrus shareholders filed an amended complaint against the Company seeking additional remedies including violation of Massachusetts unfair and deceptive acts and practices statutes and copyright infringement. On April 8, 1999, a fourth former Papyrus shareholder filed an action against the Company alleging a default under the terms of the promissory notes issued to him in connection with the Papyrus acquisition and seeking additional remedies including violation of Massachusetts unfair and deceptive acts and practices statutes and copyright infringement. On April 13, 1999, a fifth former Papyrus shareholder filed a similar action in Massachusetts. Subsequently, the Company has entered into agreements with the five former

Papyrus shareholders for dismissal of the actions and cancellation of the promissory notes upon payment to the former shareholders of $1,188,909 (the "Settlement Payment") and return for cancellation by the Company of 970,586 shares of restricted common stock issued to the five former shareholders in connection with the acquisition. The Company agreed to pay the Settlement
Payment on or before August 31, 1999 or, if the definitive proxy soliciting consents from the shareholders of the Company is effective prior to August 31, 1999, upon the closing of the sale of the HSG assets (see Note 3) or the Company and the five former Papyrus shareholders are free to pursue their respective claims.

In addition to the above, the Company is involved in various lawsuits, claims and actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.

Item 2.  CHANGES IN SECURITIES

Series D and E Preferred Stock - During the six months ended June 30, 1999, 36,000 shares of Series D Convertible Preferred Stock and 91,572 shares of Series E Convertible Preferred Stock, together with related dividends on each, were converted into 1,288,479 shares and 3,246,183 shares, respectively, of the Company's common stock. After the above conversions, 972,334 shares of Series D and 43,500 shares of Series E Convertible Preferred Stock remain outstanding.

Common Stock Issued - On June 2, 1999, the Company issued 200,000 shares of common stock (having a market value of $100,000 on that date) to an unrelated individual in payment for consulting services rendered.

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

                                Fonix Corporation



Date:          August 18, 1998           /s/ Douglas L. Rex
     ------------------------------      ---------------------------------------
                                         Douglas L. Rex, Chief Financial Officer