Form 10-Q
period 1999-09-30
FONIX CORP
filed 1999-11-23
CIK 855585

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

[ ]       Transition Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the transition period from        to        .
                                                             --------  --------
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

                                 (801) 328-8700
              (Registrant's telephone number, including area code)


                         (Former address of registrant)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

As of November 22, 1999, 96,814,658 shares of the issuer's Class A Common Stock and 1,985,000 shares of Class B Non-Voting Common Stock, par value $.0001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

           Interim unaudited condensed consolidated financial statements as required by Rule 10-01 of Regulation S-X follow immediately.

                      Fonix Corporation and Subsidiaries
                        [A Development Stage Company]

                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS
                                                                           September 30             December 31,
                                                                               1999                     1998
                                                                           ------------             ------------
Current assets:
     Cash and cash equivalents                                             $  2,048,257             $ 20,045,539
     Notes receivable                                                                -                   245,000
     Accounts receivable, net of allowance for doubtful
          accounts of $74,000 and $8,000 respectively                      $    331,451             $    219,908
     Prepaid expenses                                                             7,901                   51,866
     Inventory                                                                    1,894                    4,804
     Interest and other receivables                                              20,712                    3,722
     Employee advances                                                               -                    67,231
                                                                           ------------             ------------

         Total current assets                                                 2,410,215               20,638,070

Cash held in escrow                                                           2,500,000                       -

Property and equipment, net of accumulated depreciation
     of $1,740,234 and $1,168,023, respectively                               1,347,061                2,145,031

Intangible assets, net of accumulated amortization
     of $3,757,780 and $1,770,668, respectively                              16,034,270               19,437,290

Other assets                                                                    106,538                  107,945

Net long term assets of discontinued operations                                      -                19,584,455
                                                                           ------------             ------------

         Total assets                                                      $ 22,398,084             $ 61,912,791
                                                                           ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank overdraft                                                        $         -              $    138,034
     Revolving notes payable                                                         -                20,038,193
     Notes payable - related parties                                             77,625                8,491,880
     Notes payable - other                                                           -                   560,000
     Capital lease obligation                                                     5,180                   52,225
     Accounts payable                                                         1,756,032                3,536,074
     Accrued liabilities                                                      2,659,267                  981,774
     Accrued liabilities - related parties                                    1,998,590                  900,004
     Income taxes payable                                                       250,000                       -
     Deferred revenues                                                           63,722                   20,000
     Net current liabilities of discontinued operations                              -                   598,861
                                                                           ------------             ------------

         Total current liabilities                                            6,810,416               35,317,045

Series C 5% convertible debentures                                            3,971,107                      -
                                                                           ------------             ------------

         Total liabilities                                                   10,781,523               35,317,045
                                                                           ------------             ------------

Common stock and related repricing rights subject to redemption;
     1,801,802 shares and repricing rights outstanding
     (aggregate redemption value of $2500,000                                 1,830,000                1,830,000
                                                                           ------------             ------------

Commitments and contingencies (Notes 8, 9, and 15)

Stockholders' equity:
     Preferred stock, $.0001 par value;  20,000,000 shares authorized;
         Series A, convertible; 166,667 shares outstanding
            (aggregate liquidation preference of $6,055,012)                    500,000                  500,000
         Series D, 4% cumulative convertible; 876,667 and 958,334
             shares outstanding, respectively
            (aggregate liquidation preference of $18,299,103)                20,705,530               22,200,936
         Series E, 4% cumulative convertible; 250,000 shares outstanding
             in 1998                                                                 -                 3,257,886
     Common stock, $.0001 par value; 100,000,000 shares authorized;
         83,750,179 and 64,324,480 shares outstanding, respectively               8,375                    6,432
     Additional paid-in capital                                              99,217,980               88,517,711
     Outstanding warrants                                                     3,585,399                3,323,258
     Deferred consulting expense                                                     -                  (106,700)
     Deficit accumulated during the development stage                      (114,230,725)             (92,933,777)
                                                                           ------------             ------------

         Total stockholders' equity                                           9,786,559               24,765,746
                                                                           ------------             ------------

         Total liabilities and stockholders' equity                        $ 22,398,082             $ 61,912,791
                                                                           ============             ============


       See accompanying notes to condensed consolidated financial statements.

                       Fonix Corporation and Subsidiaries
                          [A Development Stage Company]

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                               October 1,
                                                                                                                  1993
                                                        Three Months Ended            Nine Months Ended       (Inception) to
                                                          September 30,                 September 30,         September 30,
                                                   ----------------------------- ----------------------------
                                                        1999           1998          1999          1998           1999
                                                   --------------- ------------- ------------- -------------- --------------
Revenues                                           $        65,707 $      95,500 $     351,083 $    2,567,785 $    2,955,807
Cost of revenues                                             7,919         7,372        21,159         31,561         56,599
                                                   --------------- ------------- ------------- -------------- --------------

     Gross margin                                           57,788        88,128       329,924      2,536,224      2,899,208
                                                   --------------- ------------- ------------- -------------- --------------

Expenses:
     Selling, general and administrative                 2,864,400     2,672,252     7,537,577      6,112,765     38,197,067
     Product development and research                    1,906,968     4,296,938     6,278,318      9,958,433     37,681,038
     Amortization of goodwill and purchased
       core technology                                     630,609       500,776     1,962,443      1,100,336      3,674,710
     Purchased in-process research and development              -      3,821,000            -      13,136,000     13,136,000
                                                   --------------- ------------- ------------- -------------- --------------

         Total expenses                                  5,401,977    11,290,966    15,778,338     30,307,534     92,688,815
                                                   --------------- ------------- ------------- -------------- --------------

Loss from operations                                    (5,344,189)  (11,202,838)  (15,448,414)   (27,771,310)   (89,789,607)
                                                   --------------- ------------- ------------- -------------- --------------

Other income (expense):
     Interest income                                        26,198       292,241        46,752        856,123      3,713,840
     Interest expense                                   (1,577,413)     (365,902)   (4,314,809)      (960,803)    (9,638,041)
     Other expense                                        (154,940)           -       (154,940)            -        (154,940)
     Cancellation of common stock reset provision               -     (6,111,577)           -      (6,111,577)    (6,111,577)
                                                   --------------- ------------- ------------- -------------- --------------

         Total other income (expense), net              (1,706,155)   (6,185,238)   (4,422,997)    (6,216,257)   (12,190,718)
                                                   --------------- ------------- ------------- -------------- --------------

Loss from continuing operations                         (7,050,344)  (17,388,076)  (19,871,411)   (33,987,567)  (101,980,325)

Discontinued operations:
     Operating loss from discontinued HealthCare
         Solutions Group                                (2,962,147)   (1,205,049)   (5,953,726)    (1,205,049)    (8,408,033)
     Gain on disposal of HealthCare Solutions Group,
         net of income taxes of $250,000                 6,616,646            -      6,616,646              -      6,616,646
                                                   --------------- ------------- ------------- -------------- --------------

Loss before extraordinary items                         (3,395,845)  (18,593,125)  (19,208,491)   (35,192,616)  (103,771,712)

Extraordinary items:
     Loss on extinguishment of debt                             -             -             -              -        (881,864)
     Gain on forgiveness of accounts payable and
         accrued interest                                  372,061            -        372,061             -         402,609
                                                   --------------- ------------- ------------- -------------- --------------

Net loss                                           $    (3,023,784)$ (18,593,125)$ (18,836,430)$ (35,192,616) $ (104,250,967)
                                                   =============== ============= ============= ============== ==============


Basic and diluted net loss per common share        $         (0.05)$       (0.39)$      (0.31) $        (0.75)
                                                   =============== ============= ============= ==============


    See accompanying notes to condensed consolidated financial statements.

                     Fonix Corporation and Subsidiaries
                        [A Development Stage Company]

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                 Increase (Decrease) in Cash and Cash Equivalents

                                                                                                       October 1,
                                                                        Nine Months Ended                 1993
                                                                          September 30,              (Inception) to
                                                                    ---------------------------       September 30,
                                                                        1999          1998              1999
                                                                    ------------  -------------      ------------
Cash flows from operating activities:
     Net loss                                                       $(18,836,430) $ (35,192,616)     $(104,250,967)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Issuance of common stock for services                             100,000             -           5,587,554
       Issuance of common stock for patent                                    -         100,807            100,807
       Non-cash expense related to issuance of notes payable,
          debentures, warrants, preferred and common stock             2,270,000      6,111,577         12,348,914
       Non-cash compensation expense related to issuance
         of stock options                                                119,240        133,375          2,615,540
       Non-cash expense related to issuance of notes payable
          and accrued expense for services                                     -        857,000            857,000
       Non-cash exchange of notes receivable for services                      -        150,000            150,000
       Non-cash portion of purchased in-process research and
          development                                                         -      12,635,768         13,136,000
       Loss on disposal of property and equipment                        154,940            (88)           154,940
       Gain on sale of HealthCare Solutions Group                     (6,616,646)            -          (6,615,365)
       Depreciation and amortization                                   4,423,595      1,802,814          8,199,049
       Extraordinary loss on extinguishment of debt                           -              -             881,864
       Extraordinary gain on forgiveness of accounts payable
          and accrued interest                                          (372,061)            -            (402,609)
       Changes in assets and liabilities, net of effects of
          acquisitions and disposition:
          Accounts receivable                                           (391,982)      (183,418)          (540,480)
          Employee advances                                                 (755)            -             (67,986)
          Interest and other receivables                                  (4,436)       (74,009)            (9,919)
          Inventory                                                       (7,509)        (8,358)           (27,730)
          Prepaid assets                                                  40,465       (100,281)            (7,001)
          Other assets                                                       270        (80,212)          (119,575)
          Accounts payable                                            (1,558,666)     2,381,610          3,455,070
          Accrued liabilities                                          1,632,083        482,568          2,273,872
          Accrued liabilities - related party                          1,249,271       (370,966)         1,397,030
          Deferred revenues                                              568,115          2,126            649,381
                                                                    ------------  -------------      -------------

       Net cash used in operating activities                         (17,230,506)   (11,352,303)       (60,234,611)
                                                                    ------------  -------------      -------------

Cash flows from investing activities, net of effects of
     acquisitions and disposition:
     Proceeds from sale of HealthCare Solutions Group                 21,305,982             -          21,305,982
     Acquisition of subsidiaries, net of cash acquired                        -     (14,738,495)       (15,323,173)
     Proceeds from sale of property and equipment                         50,000            500             50,000
     Purchase of property and equipment                                  (99,089)    (1,240,540)        (3,435,559)
     Investment in intangible assets                                          -         (94,789)          (164,460)
     Issuance of notes receivable                                             -      (1,322,139)        (3,228,600)
     Payments received on notes receivable                               245,000             -           2,128,600
                                                                    ------------  -------------      -------------

       Net cash provided by (used in) investing activities            21,501,893    (17,395,463)         1,332,790
                                                                    ------------  -------------      -------------

Cash flows from financing activities:
     Bank overdraft                                                     (138,034)       178,757                 -
     Net proceeds (payments) from revolving note payable             (20,038,193)     1,422,264            (49,250)
     Net proceeds (payments) from revolving note payable -
          related parties                                             (7,895,178)      (514,296)        (7,813,537)
     Net proceeds from other notes payable                             6,953,760        100,000          9,865,427
     Payments on other notes payable                                  (7,788,000)       (49,250)        (9,567,806)
     Principal payments on capital lease obligations                     (55,504)       (36,284)          (148,210)
     Proceeds from issuance of convertible debentures, net             6,254,240             -           9,439,240
     Proceeds from sale of warrants                                      438,240        322,928          1,511,168
     Proceeds from sale of common stock, net                                  -      17,471,155         38,175,700
     Proceeds from sale of preferred stock, net                               -       9,403,846         17,707,346
     Proceeds from sale of common stock and related repricing
          rights subject to redemption, net                                   -              -           1,830,000
                                                                    ------------  -------------      -------------

       Net cash (used in) provided by financing activities           (22,268,669)    28,299,120         60,950,078
                                                                    ------------  -------------      -------------

Net (decrease) increase in cash and cash equivalents                 (17,997,282)      (448,646)         2,048,257

Cash and cash equivalents at beginning of period                      20,045,539     20,501,676                 -
                                                                    ------------  -------------      -------------

Cash and cash equivalents at end of period                          $  2,048,257  $  20,053,030      $   2,048,257
                                                                    ============  =============      =============


    See accompanying notes to condensed consolidated financial statements.

                    Fonix Corporation and Subsidiaries
                       [A Development Stage Company]

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (Unaudited)


                                                                                                       October 1,
                                                                                                          1993
                                                                           Nine Months Ended         (Inception) to
                                                                             September 30,           September 30,
                                                                    ---------------------------
Supplemental disclosure of cash flow information:                         1999         1998               1999
                                                                    ------------  -------------      -------------

      Cash paid during the period for interest                      $  1,068,882  $     747,629      $   4,498,888

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the Nine Months Ended September 30, 1999:

     The Company entered into capital lease obligations for equipment in the amount of $57,332.

     Advances to employees totaling $59,986 were applied as payments on a related-party note payable.

     A total of 143,230 shares of common stock previously pledged to a bank by certain officers and directors of the Company as collateral for Company credit card debt were sold by the bank and the proceeds were used to pay the debt and the related accrued interest in full totaling $244,824.

     A total of 100,000 shares of common stock previously pledged to a law firm by certain officers and directors of the Company as collateral for legal work were sold by the law firm and the proceeds were used to pay for legal services totaling $72,335.

     A total of 970,586 shares of common stock previously held by certain shareholders and originally valued at $1,000,916 were returned to the Company in settlement of litigation.

     The Company issued 6,000,000 shares of common stock valued at $3,278,893 to the guarantors of the Series C convertible debentures as indemnification for the sale of their shares by the holders of the Series C convertible debentures held as collateral for these debentures. The proceeds of $3,278,893 received by the holders were used to pay liquidation damages and retire Series C convertible debentures in the amounts of $750,000 and $2,528,893, respectively.

     Preferred stock dividends of $997,146 were recorded related to the beneficial conversion features of Series D and Series E preferred stock.

     Preferred stock dividends of $635,160 were accrued on Series D and Series E preferred stock.

     Dividends totaling $828,212 were accrued relating to the liquidation damage provisions of Series D and Series E preferred stock and Series C convertible debentures.

     The Company issued 200,000 shares of common stock to an unrelated party for consulting fees valued at $100,000.

     A total of 131,667 shares of Series D preferred stock and related dividends of $96,193 were converted into 8,468,129 shares of common stock.

     A total of 135,072 shares of Series E preferred stock and related dividends of $66,015 were converted into 5,729,156 shares of common stock.

     In connection with the sale of HealthCare Solutions Group, $2,500,000 of the sales price was placed into an escrow account.

     A revolving note payable in the amount of $50,000 was paid by a former employee and is included as an account payable.

     Promissory notes held by certain shareholders were reduced by $414,991 in settlement of litigation.

For the Nine Months Ended September 30, 1998:

     The Company had a stock subscription receivable in the amount of $2,000,000 in connection with the issuance of 100,000 shares of Series E 4% Convertible Preferred Stock that was consummated as of September 30, 1998. This receivable was collected subsequent to period end.

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

     Preferred Stock Dividends of $1,000,000 were recorded related to the issuance of 1,390,476 common shares and 608,334 shares of Series D 4% Convertible Preferred Stock in connection with the cancellation of existing reset provisions.

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

                       Fonix Corporation and Subsidiaries
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Fonix Corporation and subsidiaries (collectively, the "Company" or "Fonix") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company as of the balance sheet dates and for the periods presented.

Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At September 30, 1999 and 1998, there were outstanding common stock equivalents to purchase 90,535,319 and 38,413,473 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share. Net loss per common share amounts have been restated for all periods presented to reflect basic and diluted per share presentations.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and nine months ended September 30, 1999 and 1998:

                                                               Three months ended September 30,
                                               -------------------------------------------------------------------------------
                                                         1999                                     1998
                                              -------------------------------------     -------------------------------------
                                                                          Per share                                 Per share
                                                        Loss               Amount                 Loss               Amount
                                               -------------------------------------     -------------------------------------
Loss from continuing operations                        $   (7,050,344)                           $ (17,388,076)
Preferred stock dividends                                  (1,031,288)                              (2,626,890)
                                                       ---------------                           --------------
Net loss from continuing operations
    attributable to common stockholders                    (8,081,632)   $    (0.11)               (20,014,966)    $    (0.37)
Discontinued operations                                     3,654,499          0.05                 (1,205,049)         (0.02)
Extraordinary items                                           372,061          0.01                         -             -
                                                       ---------------   -----------             --------------    -----------
Loss attributable to common stockholders               $   (4,055,072)   $    (0.05)             $ (21,220,015)    $    (0.39)
                                                       ===============   ===========             ==============    ===========

Weighted average common shares
    outstanding                                             76,479,555                               54,020,736
                                                       ===============                           ==============


                                                                Nine months ended September 30,
                                               -------------------------------------------------------------------------------
                                                                     1999                                     1998
                                               -------------------------------------     -------------------------------------
                                                                          Per share                                 Per share
                                                        Loss                Amount                Loss                Amount
                                               -------------------------------------     -------------------------------------
Loss from continuing operations                        $  (19,871,411)                           $ (33,987,567)
Preferred stock dividends                                  (2,460,518)                              (2,626,890)
                                                       ---------------                           --------------
Net loss from continuing operations
    attributable to common stockholders                   (22,331,929)   $    (0.33)               (36,614,457)    $    (0.73)
Discontinued operations                                        662,920         0.01                 (1,205,049)         (0.02)
Extraordinary items                                            372,061         0.01                         -            -
                                                       ---------------   -----------             --------------    -----------
Loss attributable to common stockholders               $  (21,296,948)   $    (0.32)             $ (37,819,506)    $    (0.75)
                                                       ===============   ===========             ==============    ===========

Weighted average common shares
    outstanding                                             68,678,645                               50,385,468
                                                       ===============                           ==============



2.   SALE OF THE HEALTHCARE SOLUTIONS GROUP

In September 1999, the Company completed the sale of the operations and a significant portion of the assets (the "Sale") of its HealthCare Solutions Group ("HSG") to Lernout & Hauspie Speech Products N.V. ("L&H"), an unrelated third party, for $28,000,000, of this sales price, $21,500,000, less certain credits of $194,018 was paid at closing, $2,500,000 is being held in an 18 month escrow account in connection with the representations and warrantees made by the Company in the sales transaction and the remaining $4,000,000 is to be paid as an earnout in two installments of

                       Fonix Corporation and Subsidiaries
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


$2,000,000 each over the next two years based on the performance of HSG. The proceeds from the sale were used to reduce a significant portion of the Company's liabilities and to provide working capital for the Company's marketing and distribution opportunities for its Interactive Technology Solutions Group. The assets sold include inventory, property and equipment, certain prepaid expenses, purchased core technology and other assets of HSG. Additionally, L&H assumed the capital and operating lease obligations related to the HSG and the obligations related to certain of the Company's deferred revenues.

On September 2, 1999, upon the closing of the Sale, the Company discontinued the operations of the HSG. The results of operations of the HSG have been reported separately as discontinued operations in the accompanying condensed consolidated statements of operations. Prior year results have been restated to provide comparability. The net assets (liabilities) of the HSG in the December 31, 1998 condensed consolidated balance sheet consist of the following:

           Inventory                                   $      72,582
           Other receivables                                   4,554
           Deferred revenues                                (675,997)
                                                       --------------
                Net current assets (liabilities)       $    (598,861)
                                                       --------------

           Property and equipment, net of
              accumulated depreciation of $27,367      $     182,981
           Intangible assets, net of accumulated
              amortization of $828,886                    19,379,131
           Other assets                                       22,343
                                                       --------------

               Net long-term assets                    $  19,584,455


Revenues from HSG's operations were $1,726,262 for the period from January 1, 1999 to September 2, 1999 and $103,517 for the nine months ended September 30, 1998.. These amounts have not been included in revenues reported in the accompanying condensed consolidated statements of operations.

3.  FORGIVENESS OF TRADE PAYABLES AND ACCRUED INTEREST

In September 1999, the Company negotiated reductions of $221,376 in amounts due various trade vendors. Additionally, the Company negotiated reductions of $150,685 in accrued interest owed to certain note holders. These amounts have been accounted for as an extraordinary item in the accompanying condensed consolidated statements of operations.

4.  ACQUISITIONS

The Company acquired AcuVoice, Inc. ("AcuVoice") in March 1998. AcuVoice developed and marketed text-to-speech ("TTS") technologies and products directly to end-users, systems integrators and original equipment manufacturers for use in the telecommunications, multi-media, education and assistive technology markets. In addition, the Company acquired PAI and Papyrus Development Corporation ("PDC") (together with PAI, "Papyrus") in October 1998. PAI developed, marketed and supported printing and cursive handwriting recognition software for "personal digital assistants", pen tablets and mobile phones under the trademark, Allegro(TM). PDC was a systems integration provider with expertise and intellectual property in embedded systems and enhanced Internet applications. The products and services formerly provided by AcuVoice and Papyrus are now provided by the Company's Interactive Technologies Solutions Group ("ITSG"). The Company also acquired Articulate Systems, Inc. ("Articulate") in September 1998. Articulate was a provider of voice recognition products to specialized segments of the healthcare industry under the PowerScribe(R) trade name. The Company operated the Articulate business through its HSG. The operations and substantially all the assets of the HSG were sold on September 2, 1999 (see Note 2). All of the acquisitions discussed above were accounted for as purchases.

                       Fonix Corporation and Subsidiaries
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



The following unaudited pro forma financial statement data for the three and nine months ended September 30, 1998 present the results of operations of the Company as if the acquisitions of AcuVoice and Papyrus had occurred at January 1, 1998. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made at January 1, 1998, or of future results. Purchased in-process research and development related to the acquisition of AcuVoice of $9,315,000 was expensed at the date of the AcuVoice acquisition and is not presented in the following pro forma financial statement data since it is a non-recurring charge directly attributable to the acquisition. Pro forma financial information for the acquisition of Articulate has not been included in the following pro forma financial statement as the operations and substantially all the assets of the HSG were sold September 2, 1999 (see Note 2). Additionally, the historical operating results of Articulate from the date of acquisition through September 30, 1998 have been excluded from the pro forma information.

                                                    Three Months Ended             Nine Months Ended
                                                      September 30,1998           September 30, 1998

Revenues                                               $       145,185              $   2,804,667

Net loss from continuing operations                        (13,932,394)               (22,211,826)

Net loss from continuing operations
   attributable to common stockholders                     (16,559,284)               (24,970,376)

Basic and diluted net loss
   per common share                                              (0.31)                     (0.49)

5. PAPYRUS SETTLEMENT

After the Papyrus acquisition closed in October 1998, the Company investigated some of the representations and warranties made by Papyrus to induce the Company to acquire the Papyrus companies. The Company determined that certain of the representations made by Papyrus and its executive officers appeared to be inaccurate. On February 26, 1999, the Company filed an action against the former shareholders of Papyrus alleging misrepresentation and breach of contract. In March and April 1999, five of the former shareholders of Papyrus filed actions against the Company alleging default under the terms of the promissory notes issued to them in connection with the Papyrus acquisition and certain other claims. Subsequently, the Company entered into agreements with the five former Papyrus shareholders for dismissal of the actions and cancellation of the promissory notes upon payment to the former shareholders of $1,217,384 (the "Settlement Payment") and return of 970,586 shares of restricted common stock previously issued to the five former shareholders in connection with the acquisition of Papyrus. The Company paid the Settlement Payment in September 1999 and the lawsuits described above have been dismissed.

6.  INTANGIBLE ASSETS

Intangible assets consist of purchased core technology and goodwill arising from the acquisitions of AcuVoice and Papyrus and direct costs incurred by the Company in applying for patents covering its technologies. Amortization is computed on a straight-line basis over the estimated useful lives ranging from five to eight years. Total accumulated amortization was $3,757,780 and $1,770,668 at September 30, 1999 and December 31, 1998, respectively, excluding amortization of $828,886 related to HSG at December 31, 1998. The unamortized portion of the purchased core technology and goodwill related to the purchase of Articulate have been as a result of the Sale. Additionally, the amount of goodwill associated with the purchase of PAI was reduced by $1,415,908 in connection with the settlement payment in September 1999 (see Note 5).

                       Fonix Corporation and Subsidiaries
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



7.  RELATED-PARTY AND OTHER NOTES PAYABLE

As of September 30, 1999, the Company had unsecured notes payable to former Papyrus stockholders in the aggregate amount of $77,625, which notes were issued in connection with the acquisition of Papyrus. The notes were payable in various amounts through September 30, 1999. The holders of these notes have not made demand for payment.

During the nine months ended September 30, 1999, the Company paid, or otherwise reduced through agreement (see Note 4), notes payable to various related parties totaling $8,818,355, plus accrued interest.

In September 1999, the Company paid other notes payable to unrelated parties aggregating $610,000 plus accrued interest.

A revolving note payable in the amount of $19,988,193 at December 31, 1998, plus accrued interest, was paid in full in January 1999.

8.  SERIES C 5% CONVERTIBLE DEBENTURES

On January 29, 1999, the Company entered into a Securities Purchase Agreement with four investors pursuant to which the Company sold its Series C 5%, Convertible Debentures (the "Debentures") in the aggregate principal amount of $4,000,000. The outstanding principal amount of the Debentures is convertible at any time at the option of the holders into shares of the Company's common stock at a conversion price equal to the lesser of $1.25 or 80 percent of the average of the closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. The Company recorded $687,500 as interest expense upon the issuance of the Debentures in connection with this beneficial conversion feature. The Company also issued 400,000 warrants to purchase an equal number of the Company's common shares at a strike price of $1.25 per share in connection with this financing. The warrants are exercisable for a period of three years from the date of grant. The estimated fair value of the warrants of $192,000, as computed under the Black-Scholes pricing model, was recorded as interest expense upon the issuance of the Debentures. On March 3, 1999, the Company executed a supplemental agreement pursuant to which the Company agreed to sell another $2,500,000 principal amount of Debentures on the same terms and conditions as the January 29, 1999 agreement, except no additional warrants were issued. The Company recorded $1,062,500 as interest expense upon the issuance of the additional Debentures in connection with the beneficial conversion feature. The obligations of the Company for repayment of the Debentures, as well as its obligation to register the common stock underlying the potential conversion of the Debentures and the exercise of the warrants issued in these transactions, are personally guaranteed by the Guarantors (see Note 10). In connection with the March 3, 1999 funding, the Company agreed to grant a lien on the patent covering the Company's Automated Speech Recognition ("ASR") technologies as collateral for repayment of the debentures. However, to date no lien on the patent has been granted. The Guarantors guaranteed the obligations of the Company under the Debentures and pledged 6,000,000 shares of common stock of the Company beneficially owned by them as collateral security for their obligations under their guarantee.

In March 1999 the holders of the Debentures notified the Guarantors that the Guarantors were in default of certain terms of the stock pledge agreement executed by the Guarantors in favor of the holders as a result of the Company's failure to register the resale of the shares underlying the Debentures, and that the holders may therefore exercise their right to sell the shares pledged by the Guarantors. The holders of the Debentures have subsequently informed the Company that they have sold the 6,000,000 shares pledged by the Guarantors and that proceeds from the sale of the pledged shares has aggregated $3,278,893. Of this total, $406,250 has been allocated to penalties attributable to default provisions of the stock pledge agreement and recorded as interest expense by the Company in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 1999. An additional $2,528,893 of the proceeds was applied as a reduction of the principal balance of the Debentures as of September 30,

                       Fonix Corporation and Subsidiaries
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1999. Additional interest payable under the provisions of the stock pledge and related indemnification agreements has been recorded by the Company as an accrued liability in the amount of $731,250. Under its indemnity agreement in favor of the Guarantors, the Company will issue 6,000,000 replacement shares to the Guarantors for the shares sold by the holders and reimburse the Guarantors for any costs incurred as a result of the holders' sales of the Guarantors' shares (see Note 10).

On June 29, 1999, the Company received notice from the Nasdaq Stock Market ("Nasdaq") indicating that unless the minimum bid price for the Company's common stock returned to at least $1.00 per share for at least ten consecutive trading days prior to September 29, 1999, the Company's shares would be delisted from the Nasdaq SmallCap Market on October 1, 1999 (see Note 13). The Company filed an appeal with Nasdaq and participated in a hearing on the listing issue before Nasdaq on October 28, 1999. A decision from the hearing panel has not been received by the Company and its common stock continues to be listed on Nasdaq. If the Company's common stock is delisted from the Nasdaq SmallCap Market and is not relisted within three trading days, an event of default would result under the terms of the Debentures. Upon the occurrence of an event of default, the unpaid principal amount of the Debentures, together with accrued interest, would become immediately due and payable.

9.  STOCKHOLDERS' EQUITY

Series D and E Preferred Stock - During the nine months ended September 30, 1999, 131,667 shares of Series D preferred stock and 135,072 shares of Series E preferred stock, together with related dividends on each, were converted into 8,468,129 shares and 5,729,156 shares, respectively, of the Company's common stock. After the above conversions 876,667 shares of Series D preferred stock remain outstanding.

On February 3, 1999, certain holders of Series D and Series E preferred stock forwarded conversion notices to the Company converting (1) 27,500 shares of Series D preferred stock and related dividends into 315,379 shares of common stock and (2) 77,500 shares of Series E preferred stock and related dividends into 1,955,346 shares of common stock. Due to an error in the conversion calculations and a subsequent delay in receiving further clarifying instructions from the holders, the common shares issuable upon such conversions were never issued to the Series D and Series E holders, although the Company's records reflected that such shares had been issued. Subsequently, because the common stock had not been received, the Series D and Series E holders rescinded the February 3 conversions. The effects of this recission have been retroactively reflected in the accompanying condensed consolidated financial statements.

Should the Company's stock be delisted from Nasdaq and not relisted within three trading days, the terms of the Series D preferred stock require the Company to pay to each holder of Series D preferred stock a fee of two percent of the purchase price of the Series D preferred stock in cash for each month during which the stock is delisted.

Common Stock - The Company incurred an obligation to issue 6,000,000 shares of common stock to two individuals who are executive officers and directors and one individual who is a former officer and director of the Company in satisfaction of an indemnification agreement wherein the Company was required to pay any sums the three individuals paid for the benefit of the Company. The shares were issued to replace shares beneficially owned by the three individuals and sold by the holders of the Debentures and Series D and E preferred shares (see Note 10).

On June 2, 1999, the Company issued 200,000 shares of common stock (having a market value of $100,000 on that date) to an unrelated individual in payment for consulting services rendered.

In April 1999, five former PAI shareholders agreed to cancel 970,586 shares of common stock to the Company reducing the total shares they had received from the Company in the 1998 acquisition of PAI from 3,111,114 shares to 2,140,528 shares. The shares were effectively canceled in September 1999 in connection with the settlement payment (see Note 4). The original fair market value of $1,000,917 associated with the canceled shares is reflected as a reduction to goodwill associated with the purchase of PAI.

                       Fonix Corporation and Subsidiaries
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Common Stock Options - During the nine months ended September 30, 1999, the Company granted 754,500 stock options to employees at exercise prices ranging from $0.59 to $1.78 per share. Additionally, 9,500 stock options were granted to two consultants for services provided to the Company. The fair market value of the consultant options was $1.30 per share, or $12,540 in total, using the Black-Scholes pricing model and was charged to product development and research expense. The term of all options granted during this nine month period is ten years from the date of grant. Of the stock options issued, 726,334 vested immediately, 18,834 vest six months after issuance and 18,832 vest one year after issuance. The weighted average fair value of the options granted to employees during the nine months ended September 30, 1999 was $1.31 per share using the Black-Scholes pricing model. Had compensation expense for the issuance of these options been recorded in accordance with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss from continuing operations attributable to common stockholders would have been $22,281,723 or $0.32 per share for the nine months ended September 30, 1999. As of September 30, 1999, the Company had a total of 15,536,582 options outstanding.

Effective May 7, 1998, the Company entered into a one-year professional services agreement with a public relations firm. The minimum monthly retainer was $15,000 per month. In connection with this agreement, the firm was granted options to purchase 100,000 shares of the Company's common stock at $3.75 per share. In May 1999, the Company negotiated a termination of this agreement for a cash payment of approximately $33,000 and the grant of options was rescinded.

Common Stock Warrants - During the nine months ended September 30, 1999, the Company granted warrants to L&H in connection with loans made to the Company in April and May 1999 totaling $6,000,000. These warrants allow L&H to purchase 850,000 shares of common stock of the Company at exercise prices ranging from $0.60 to $0.70 per share. Of these warrants, 250,000 expired October 18, 1999 without being exercised. The remaining 600,000 warrants expire May 17, 2001. The fair value of the warrants was $0.14 and $0.35 per share for the 250,000 and 600,000 warrants, respectively, using the Black-Scholes pricing model. The value of the warrants totaled $246,240 and was amortized as a financing expense over the term of the loans.

On February 11, 1998, the Company entered into a First Statement of Work and License Agreement with Siemens Semiconductor Group of Siemens Aktiengesellschaft ("Siemens") under which the Company and Siemens are jointly pursuing the development of Siemens' integrated circuits incorporating ASR and other related technologies for use in certain telecommunications applications. In connection with the license agreement Siemens purchased warrants to acquire 1,000,000 shares of restricted common stock at an average exercise price of $20 per share with expiration dates ranging from December 31, 1998 to December 31, 1999. As of September 30, 1999, 800,000 of the warrants originally issued had expired and 200,000 of the warrants remain outstanding at an average exercise price of $30.00 per share.

As of September 30, 1999, the Company had a total of 2,475,000 warrants outstanding.

10.  RELATED-PARTY  TRANSACTIONS

Related-party transactions with entities owned by two individuals who are executive officers and directors and one individual who is a former officer and director of the Company for the nine months ended September 30, 1999 and 1998 were as follows:

                                            1999                  1998
                                       -------------        ---------------
Expenses:
     Base rent                         $   93,312           $     83,788
     Leasehold improvements            $       -            $     35,247

                       Fonix Corporation and Subsidiaries
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


The Company rents office space under a month-to-month lease from Studdert Companies Corporation ("SCC"). SCC is owned by the three individuals described above. The lease from SCC is guaranteed by the three individuals. The lease requires monthly payments of $10,368. The Company believes the terms of the related-party lease are at least as favorable to the Company as the terms that could have been obtained from an unaffiliated third party in a similar transaction. related-party lease are at least as favorable to the Company as the terms that could have been obtained from an unaffiliated third party in a similar transaction.

Guaranty of Company Obligations and Related Indemnity Agreement - The Guarantors have guaranteed certain obligations of the Company (see Note 8), including the Company's obligations under the Debentures. As security for some of the guarantees, the Guarantors pledged shares of Fonix common stock beneficially owned by them. In September 1999, the Company paid in full a note payable to an unrelated third party that had previously been guaranteed by the Guarantors. The Guarantors pledged 6,000,000 shares of the Company's common stock beneficially owned by them as collateral security for the Company's obligations regarding the Debentures.

The Company agreed to indemnify the Guarantors if they were required to pay any sums for the benefit of the Company under their guaranty of provisions of the Debentures. The indemnity agreement provides that the Company will issue shares of the Company's common stock of sufficient value to reimburse the Guarantors in full, plus interest at 10 percent per annum, for all costs associated with meeting the guarantee commitment, including any income taxes resulting therefrom. Additionally, in consideration for the pledge of the Company's common shares as collateral for the Debentures, the Board of Directors authorized the issuance to the Guarantors of one common stock purchase warrant for every three shares pledged. However, subsequent to the Board of Directors' authorization, the Guarantors declined to accept the warrants and they were not issued.

As of September 30, 1999, the holders of the Debentures notified the Guarantors that the Guarantors were in default of certain terms of the stock pledge agreement as a result of the Company's failure to register in a timely manner the resale of the shares underlying the Debentures, and that the holders may exercise their right to sell the shares pledged by the Guarantors. The holders of the Debentures have subsequently informed the Company that proceeds from the sale of the 6,000,000 pledged shares has aggregated $3,278,893. Of this total, $406,250 has been allocated to pay penalties attributable to default provisions of the stock pledge agreement and recorded as interest expense by the Company in the accompanying condensed consolidated statements of operations and $343,750, related to provisions of the Series D and Series E Preferred Stock has been recorded as preferred dividends for the three months and nine months ended September 30, 1999. An additional $2,528,893 of the proceeds has been applied as a reduction of the principle balance of the Debentures as of September 30, 1999. Under its indemnity agreement in favor of the Guarantors, the Company is obligated to issue 6,000,000 replacement shares to the Guarantors for the shares sold by the holders of the Debentures. Additionally, the Company has recorded a related party liability of $1,296,600 as a reimbursement to the Guarantors for the income taxes incurred by the Guarantors as a result of the holders' sales of the Guarantors' shares.

In December 1998, the Guarantors guaranteed certain additional obligations of the Company. As security for some of the guarantees, the Guarantors also pledged shares of the Company's common stock beneficially owned by them. In March 1999, 143,230 of the shares previously pledged by the Guarantors to a bank were sold by the bank and the proceeds were used to pay Company credit card balances and the related accrued interest in full totaling $244,824. In May 1999, 100,000 of the shares previously pledged by the Guarantors to another creditor of the Company were sold by the creditor and the proceeds, totaling $72,335, were used to pay amounts owed by the Company.

The Company anticipates that in the future the Guarantors may request that the Company provide indemnity and/or compensation for the guarantees, advances and/or pledges by the Guarantors for the benefit of the Company. To the extent such requests, if any, are reasonable and of a nature similar to what the Company would grant to unrelated parties in similar transactions, the Company presently anticipates that it will submit any such requests to the Board of Directors for consideration.

                       Fonix Corporation and Subsidiaries
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



11.  PRODUCT DEVELOPMENT AND RESEARCH

Synergetics - In October 1993, the Company entered into an agreement with Synergetics, a research and development entity, to develop certain technologies related to the Company's ASR technologies. Under the terms of the Synergetics agreement, the Company expended $186,455 during the nine months ended September 30, 1999 for product development and research efforts. No amounts were expended during the three months ended September 30, 1999.

IMC2 - In March 1998, the Company entered into a professional services agreement with IMC2, a research and development entity, to provide assistance to the Company in the development of specific ASR technologies. The President of IMC2 is also the President of Synergetics. The professional services agreement is for a term of 36 months and requires the Company to make monthly payments of $22,000. Under the terms of the agreement, the Company expended $66,000 and $198,000 during the three and nine months ended September 30, 1999, respectively.

Adiva- Beginning in 1998, the Company utilized the research and development services of Adiva. The president of Adiva is also the president of Synergetics and IMC2. The Company expended $63,395 during the nine months ended September 30, 1999 for research and development efforts. No amounts were expended during the three months ended September 30, 1999.

12.  COMMITMENTS AND CONTINGENCIES

Employment Agreements - In January 1998, the Company entered into employment contracts with two employees which expire in January 2001. The minimum annual salary payments required by these contracts total $405,000. In January 1999, the Company announced a cost reduction program for the Company's 1999 operating year wherein the two employees referred to above agreed that their compensation would be reduced 30 percent effective February 1999.

Executive Employment Agreements - On November 1, 1996, the Company entered into employment contracts with three executive officers (one of whom is no longer an executive officer) which expire on December 31, 2001. The annual base salary pursuant to the contracts with each executive officer for the year ended December 31, 1999 is $425,000. In January 1999, the Company announced a cost reduction program for the Company's 1999 operating year wherein the two remaining executive officers agreed that their annual compensation would be reduced to $297,500 commencing February 1999. At the same time, Stephen M.
Studdert resigned as the Company's Chief Executive Officer. His employment agreement was canceled and he entered into a separation agreement pursuant to which he will be paid $250,000 per year through January 31, 2001 and $100,000 for the year ended January 31, 2002.

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

Effective May 25, 1999, the Company entered into an agreement to sublease 8,048 square feet of a total 10,048 square feet of its Cupertino, California facility to an unrelated third party. The remaining 2,000 square feet occupied by the Company may be turned over to the sublessee no sooner than six months nor later than nine months from the commencement of the sublease. The agreement requires the sublessee to pay $28,346 per month, or approximately 80 percent of the Company's obligation under the primary lease agreement through the six to nine month period of reduced occupancy by the Company and 100 percent thereafter through May 31, 2003.

                       Fonix Corporation and Subsidiaries
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Operating Lease - In March 1999, the Company entered into an agreement to lease office space in Cleveland, Ohio for sales and installation personnel of the HSG. The lease is for three years at a monthly rate of $4,260 and became effective May 1, 1999. Future aggregate minimum obligations under this operating lease are $144,840. Under the terms of the sale of the HSG, L&H assumed this operating lease obligation in September 1999.

Capital Lease Obligations - In January 1999, the Company entered into a noncancelable capital lease arrangement for telephone equipment at its HSG facility in Woburn, Massachusetts. In May 1999, the Company entered into a noncancelable capital lease arrangement for telephone equipment at its HSG facility in Cleveland, Ohio. Future aggregate minimum obligations under these capital leases, net of amounts representing interest, aggregate approximately $51,000. Under the terms of the sale of the HSG, L&H assumed these capital lease obligations in September 1999.

Royalty Agreements - The Company has entered into various technology license agreements. Generally, the agreements require the Company to pay royalties at specified dollar amounts in connection with each product sold that utilizes technologies licensed by the Company under these agreements. Royalty expense is accrued at the time product revenues incorporating the licensed technologies are recognized. There were no sales of products incorporating these licensed technologies during the nine months ended September 30, 1998. Royalty expenses of $37,238 and $100,763, all related to the HSG, were incurred during the three and nine months ended September 30, 1999, respectively, and have been included in the loss from discontinued operations.

Potential Delisting of the Company's Common Stock by Nasdaq - The Company's common stock currently trades on the Nasdaq SmallCap Market which requires, for continued listing, a minimum bid price of at least $1.00 per share. At June 29, 1999, the Company's common stock had traded below $1.00 for more than 30 consecutive trading days. On June 29, 1999, the Company received a letter from Nasdaq indicating that unless the minimum bid price for the Company's common stock returned to at least $1.00 per share for at least 10 consecutive trading days prior to September 29, 1999, the Company's shares would be delisted from the Nasdaq SmallCap Market on October 1, 1999. The Company requested a hearing with respect to the Nasdaq notice and at that hearing on October 28, 1999, further requested that Nasdaq defer a decision to delist the Company's common stock while the Company completes its plans to improve its equity and operations. The Company has not received a response from Nasdaq regarding its request and the Company's common stock continues to be listed for trading on the Nasdaq SmallCap Market.

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

If the Company's common stock is delisted from the Nasdaq SmallCap Market and is not relisted within three trading days, an event of default would result under the terms of the Debentures. Upon the occurrence of an event of default, the unpaid principal amount of the Debentures, together with accrued interest would become immediately due and payable. Also, if the Company's common stock is delisted from the Nasdaq SmallCap Market and is not relisted within three trading days, the terms of the Series D preferred stock require the Company to pay to each holder of Series D preferred stock a fee of two percent of the purchase price of the Series D preferred stock, in cash for each month that the stock is delisted.

13. LITIGATION

Clarke - On August 28, 1998, John R. Clarke and Perpetual Growth Fund, a company Clarke's spouse purportedly owns, commenced an action against the Company in federal court for the Southern District of New York. Clarke and Perpetual Growth asserted claims for breach of contract relating to certain financing the Company received during 1998.

                       Fonix Corporation and Subsidiaries
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

The Company believes that the Clarke lawsuit is without merit and filed a motion to dismiss based upon the court's lack of personal jurisdiction over the Company. The court granted the Company's motion to dismiss. Clarke and Perpetual Growth appealed the dismissal and their appeal has been denied. The Company has filed a suit against Clarke and Perpetual Growth in federal court for the Central District of Utah seeking a declaratory judgment that it does not owe any money to Clarke and Perpetual Growth. Now that the action in New York has been dismissed and the appeal denied, the Company intends to vigorously pursue the Utah action. However, the lawsuit in New York could be reinstated on appeal and Clarke and Perpetual Growth could prevail in that lawsuit, in which case the Company may be required to pay significant amounts of money damages awarded by the court.

&&&Jeff, do we need disclosure of:
           OGI arbitration dispute re fees owed??


In addition to the above, the Company is involved in various lawsuits, claims and actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.

14.  REPORTABLE SEGMENTS

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement requires disclosures related to components of a company for which separate financial information is available and evaluated regularly by the Company's chief operating decision makers in deciding how to allocate resources and in assessing performance. As a result of the sale of the HSG in September 1999 (see Note 2), management believes that the Company has only one operating segment because the Company's remaining core business consists only of operations derived from the Interactive Technologies Solutions Group.

15.  SUBSEQUENT EVENTS

Shareholders Meeting - At the Company's annual shareholder meeting held October 29, 1999, 59,497,418 shares were represented in person or by proxy. The shareholders approved amendments to the Company's certificate of incorporation that (A) created a new class of common stock designated as Class B Non-Voting Common Stock with 1,985,000 Class B shares authorized; and (B) redesignated the Company's current common stock as Class A Common Stock and changed each share of existing common stock into a share of Class A Common Stock. Additionally, the shareholders approved an amendment to the Company's certificate of incorporation that increased the number of common shares authorized to be issued from 100,000,000 to 300,000,000 and increased the number of authorized preferred shares from 20,000,000 to 50,000,000. The Class B shares were authorized to provide for the conversion of 1,935,000 common shares issued in the acquisition of Articulate Systems, Inc., to a non-voting class of stock as provided in the acquisition agreement. The Company does not intend to register its Class B Non-Voting Common Stock. The shareholders also approved a series of transactions pursuant to which the Company issued its Series D 4% preferred stock and Series E 4% preferred stock.

Appointment of Director - Effective October 29, 1999, Mark S. Tanner was appointed as a member of the Company's Board of Directors. Mr. Tanner becomes the second new independent member of the Board of Directors during 1999. Previously, on September 2, 1999, William A. Maasberg, Jr. was appointed as an independent member of the Company's Board of Directors.

Conversion of Series D Preferred Stock - Subsequent to September 30, 1999, a total of 144,933 shares of Series D preferred stock, together with related dividends, were converted into 13,247,677 shares of the Company's common stock. After the above conversions 731,734 shares of Series D preferred stock remain outstanding.

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

Overview

Corporate Summary

Fonix is a development stage company engaged in marketing and developing of proprietary human/computer interaction technologies. Specifically, the Company has developed neural network-based automated speech recognition ("ASR"), as well as text-to-speech ("TTS"), handwriting recognition ("HWR") and speech compression technologies packaged in products salable to a wide range of customers. (ASR, TTS, HWR and speech compression technologies are sometimes collectively referred to as "core technologies".) The Company expects to continue to make commercially available products utilizing its core technologies which enable computers and electronic devices to interact with people on human terms rather than humans conforming to the process of a machine. The Company believes this new efficient, intuitive and natural method of human/computer interaction will eventually replace traditional interaction tools such as the keyboard and mouse in a broad range of mass market, industrial, embedded and server-based applications.

Fonix is pursuing revenue opportunities through generation of non-recurring engineering fees, technology access fees, product and technology license royalties, product sales and product support maintenance contracts. The Company markets its products and core technologies to software developers, hardware manufacturers (including producers of computer processors or chips), third party product developers, operating system developers, network and share-ware developers and Internet and web related companies. The Company focuses marketing toward both embedded systems applications and server-based solutions.

Manufacturers of consumer electronic products, software development and Internet content use Fonix core technologies to simplify the use of their products and increase product functionality resulting in broader market opportunities and significant competitive advantage. Unlike traditional stand-alone consumer speech and language technologies, Fonix solutions support multiple platforms, are environment and speaker independent, while providing easy integration within a small footprint.

Competitive Advantages of Core Technologies

Fonix core technologies enjoy key competitive advantages that differentiate them from other speech and handwriting development companies.

ASR. Fonix researchers have developed and patented what the Company believes to be a fundamentally new and unique approach to the analysis of human speech sounds and the contextual recognition of speech. The core Fonix automated speech recognition technologies attempt to approximate the techniques employed by the human auditory system and language understanding centers in the human brain. The ASR technologies use information in speech sounds perceptible to humans but not discernible by current automated speech recognition systems. They also employ neural network technologies (artificial intelligence techniques) for identifying speech components and word sequences contextually, similar to the way in which scientists believe information is processed by the human brain. As presently developed, the phonetic sound recognition engine is comprised of several components including audio signal processing, a feature extraction process, a phoneme estimation process, and a linguistic process based on proprietary neural net technologies that are designed to interpret human speech contextually. This development has yielded a proprietary ASR system utilizing a unique front-end analysis of the acoustic speech signal, a neural net based phoneme identifier, and a completely novel neural net architecture for back-end language modeling. The latter component is known as MULTCONS or multi-level temporal constraint satisfaction network. These developments have been the subject of two issued patents and several pending patents. In addition, the Company has acquired a related patent covering the front-end recognition process.

The Company believes the reliable recognition of natural, spontaneous speech spoken by one or more individuals in a variety of common environments by means of a conveniently placed microphone, all based on its ASR technologies, will significantly improve the performance, utility and convenience of applications such as computer command and control, voice activated navigation of the Internet, data input, text generation, telephony transactions, continuous dictation, and other applications in both embedded and server based applications.

Fonix has pursued the development of these ASR technologies to produce salable products and gain market share by overcoming the limitations of currently available commercial ASR systems and broadening the market acceptance and use of human/computer interaction technologies. Key benefits resulting from Fonix proprietary ASR technologies which differentiate Fonix ASR products and technologies from other currently available competitive products include:

1. Significantly reduced computer memory requirements allowing speech recognition to operate in embedded system environments, or enabling server-based systems to operate with significantly more simultaneous users because memory footprints do not encumber as much operating space as competitive traditional systems.
2. Significantly reduced power requirements making Fonix technologies available for use in a host of smaller computing solutions with limited battery/power capacity and enable more simultaneous users on server-based systems.
3. Speaker independence allowing any individual speaker to use the same system without the system being trained to that user's voice and dialect.
4. Excellent noise cancellation qualities allowing the ASR system to extract ambient background noise, thus allowing higher recognition rates in noisy environments.
5.         Highly reduced need for near-field and/or tethered microphones
           (headsets).
6. Rapid porting to multiple IC platforms (chips) and operating systems to create broad product demand.
7. Fonix Accelerated Applications Speech Technology (FAAST) product is a leading edge, visual, integrated development environment which allows customers to build applications in a rapid time frame with a high rate of success and little outside resource help thereby accelerating product time to market.

Thus, the Company believes that its ASR technologies offer unique speech processing techniques that will improve a broad range of computing solutions and accelerate and enhance integration of human/computer interaction technologies into products, applications, solutions and devices.

Although these plans represent management's beliefs and expectations based on its current understanding of the market and its experience in the industry, there can be no assurance that actual results will meet these expectations. See "Certain Significant Risk Factors." In the last two fiscal years, the Company has expended $9,958,433 and $13,620,748, respectively, on research and development activities. Since its inception (October 1, 1993), the Company has spent $37,681,038 on research and development of ASR. The Company expects that a substantial part of its capital resources will continue to be devoted to research and development of ASR technologies and other proprietary technologies for the foreseeable future.

TTS. Fonix text-to-speech products include a small vocabulary true human-quality synthetic voice with full prosody and an unlimited vocabulary text-to-speech engine initially developed by AcuVoice, Inc. ("AcuVoice") and purchased by Fonix in 1998. All TTS products are sold under the Fonix brand name.

The Company's TTS products began as a new approach to synthesized speech, a system using actual recordings of "units" of human speech (i.e., the sound pulsation). Since the unit of speech often consists of more than one phoneme (sound), Fonix' approach has been called a "large segment concatenative speech synthesis" approach. Other companies such as DEC and AT&T began in the early 1960s and continue until the present to use a method called "parametric speech synthesis." Parametric systems are plagued with problems of speech quality, because their unit is not an actual recording, but a computer's version of what a human voice sounds like. Poor speech quality also occurs because the parametric unit consists, for the most part, of a single phoneme, such as the "t" in the word "time." Fonix synthetic speech products have been recognized as high quality, human sounding engines which include full voice inflection, intonation and clarity. Fonix' large vocabulary TTS (LVTTS) engine won awards as "best text-to-speech" product at the Computer Technology Expo '97 and '98 and the best of show award at AVIOS '97. Presently LVTTS products are sold to end-users, systems integrators and OEMs.in telecommunications, multi-media, educational and assistive technology markets.

The products include the Fonix AV 1700 TTS system for end-user desktop and laptop system use. The Fonix AV 2001 SDK is a software development kit for developers of telephony applications. Run-time software licenses for the AV 2001 are offered for applications developed with the SDK. The SDK supports major computer telephony platforms.

The business operations previously conducted by AcuVoice are now part of Fonix operations. During the nine months ended September 30, 1999, the Company received in the aggregate, $348,726 in revenue from licensing or sale of the AcuVoice technologies and products compared to pro-forma revenue of $283,321 for the comparable nine month period of 1998.

HWR. In October 1998, Fonix acquired Papyrus Associates, Inc. ("Papyrus"), including its Allegro handwriting recognition software. The Allegro handwriting recognition software is a single letter recognition system like the popular
Graffiti handwriting recognition software for the PalmPilot PDA. However, Allegro's alphabet is all natural in appearance as lower case letter making. The Allegro system is easy to use and requires practically no learning. Allegro is sold by Purple Software in England for the Psion Series 5 hand-held PC. This software has also been licensed to Philips for its popular smart cell phone. Allegro is also the subject of a sales agreement with Lucent Technologies for use in its Inferno operating system. Papyrus has also developed cursive handwriting recognition software which recognizes naturally-written whole words. This cursive technology is only available as a licensed product to OEM customers. Both the Allegro and the cursive handwriting recognition software are user independent and require no training on the software.

During the nine months ended September 30, 1999, the Company received $2,357 in revenue from licensing or sale of the handwriting recognition technologies compared to pro-forma revenue of $190,147 for the comparable nine month period of 1998.

Market Strategy

The world-wide market for ASR, TTS and HWR technology products is a newly emerging market. Currently, only a small portion of prospective applications for these human/computer interaction technologies has reached the critical point of commercial viability. Among the largest current markets developing or employing speech technologies are applications in the telephony and call centers, automatic desktop dictation software, telematic, personal hand-held communication solutions, Internet voice portals and research and development markets. Historically, development of speech products in an emerging market has been affected by declining margins, large memory footprint requirements, non-extendable technology, platform dependence, lack of integration and non-recurring engineering dependence. Recently, several forces have driven market trends toward accelerated demand for speech including technology convergence (more speech products companies and proliferation of the world wide web), explosive growth in mobile personal communications and organization devices, and legislative concerns for consumer safety and handicap access to technology.

The Company has strategically sought markets for its core technologies which enjoy high margins, broad use, rapid development and market emergence/presence. Fonix has also strategically avoided markets with low margins which are commodity driven, subject to continuous price compression and require massive, costly customer support systems.


The Companys' current marketing strategy is governed by the following general principles:

1. Specific focus on markets where current revenues can be realized through a market driven approach and away from markets focusing on continued research and development.
2. Pursuit of customers who enjoy dominant or significant market share in their respective markets and who display financial ability and marketing organization to rapidly bring products to market.
3. Pursuit of integration into customer products where Fonix technology is directly compatible and can go to market with minimal additional development engineering.
4. Partner with customers who have existing marketing channels in place and leverage product sales through those channels.
5. Generally position Fonix as a provider of second tier customer support, providing training and tools for Fonix costumers who create excellent front line support systems for their end-user customers.

Because the Company is pursuing integration into mass market, industrial, general business and personal electronic products and computing solutions, lead time to revenue generation is longer than retail, commodity driven software products. The Companys' products sold and integrated into customer applications are subject to both customer production schedules and customer success in marketing the products and generating product sales. The Companys' revenues are thus subject to delays and possible cancellation resulting from customer integration delays.

To bring the Company's proprietary technologies to market, Fonix has focused marketing and product development into two general and distinctive markets: (1) Embedded Markets and (2) Server-based Markets.

Embedded Markets

Increasingly efficient and powerful computing solutions have rapidly developed new markets by creating smaller, more convenient devices loaded with personalized functions. These devices include PDA's (personal digital assistants), cellular phones, web pads, wireless communications devices, and other consumer electronics. A significant deterrent to full functionality of powerful yet small computing devices is the current need for a keyboard and/or a mouse to interface with the device. Recent integration of HWR technology has helped to fuel the drive for natural, intuitive human/computer interactions with these devices and has helped markets to emerge ready to pay for speech recognition and synthetic speech in computing solutions. The next step to even greater human/computer interaction is to integrate speech into these products. Other product developments are driving additional interest in human/computer technologies including new products (electronic books, wearable computers), testing of smart appliances and toys (VCRs, Answering machines, wireless phones, climate control systems) and automotive applications (command and control, hands free cellular phones and voice activated navigation systems).

Historically,  micro processors did not contain enough memory or computing power
(MIPS) to drive most ASR and TTS engines. This created a significant problem for embedded markets. Adding the hardware necessary to boost memory and computing power would drive the price of devices higher than consumer markets would tolerate.

Because of proprietary engineering innovations, Fonix ASR and TTS technologies have a memory footprint and power requirements that fall well within tolerances needed to speech enable applications using existing 16 bit and 32 bit processors. To capitalize on this distinct competitive advantage, Fonix is pursuing sales and partnership relationships with companies offering embedded products for mass consumer markets, industrial applications and business computing solutions.

Fonix has identified key embedded market segments which it believes will provide long term, sustainable revenue flow using proprietary ASR, TTS and HWR technologies and which meet Fonix general business strategy objectives. These strategically focused embedded markets include:

1. Chip Manufacturers. DSP and micro processor manufacturers are currently highly focused on technology innovations which will support and drive sales of chips through third party vendors. Because Fonix ASR and TTS technologies have demonstrated operating in these environments, Fonix is pursuing relationships with these manufacturers to leverage their existing marketing channels.
2. Design and Development Contractors. Firms designing reference platforms and real products and developing functions operating on those platforms through contracts with major mass market product suppliers provide a strong market for Fonix with channels to major consumer electronics marketers.
3. Software Developers. Many software developers in multiple markets provide opportunity for Fonix to enhance software sales for these companies by enabling their software products with one or more human/computer interaction technologies, leading to leveraged product sales and royalty revenue for Fonix.
4. Third Party Product Developers. Many companies are currently seeking ASR, TTS and HWR technologies to integrate into a host of consumer electronic devices, commercial applications and business solutions. Fonix evaluates each prospective opportunity and the tradeoff between revenue potential and development time required. Primary markets for these applications are in automotive and aviation telematics, industrial wearable computers, mobile communications devices and PDA's.

Server-Based Markets

Telephony/call center solutions and shrink-wrap desktop dictation software sales are two of the most advanced emerging markets for automated speech. Current industry revenue estimates indicate that customized automated call centers, virtual operators, packaged call center software, custom vertical market dictation systems and general desktop dictation systems have led server-based speech applications into the market. Because speech products have now reached a point of both acceptable product quality and initial market acceptance, several additional industries are currently researching and developing plans for integration of ASR, TTS and HWR. These new product areas including network systems, telephone company e-mail reader services, software document readers, Internet navigation and screenless Internet access, web site text readers, mobile computing solutions and many more.

The Company is addressing this market opportunity from the strengths of its core technologies.Fonix is currently releasing version 1 of its FAAST (Fonix Accelerated Application Speech Technology) for Servers. FAAST for Servers provides application developers with a tool enabling rapid development of ASR and TTS which can be quickly and cleanly ported into their product. FAAST for Servers is targeted to currently emerging and newly developing markets expected to utilize speech applications in the near and mid-term future.

In addition, the Company is focused on direct product development in server. This focus is employed in three primary areas:

1. Internet Voice Portals. Speech enabled access to the Internet and web site navigation is a rapidly emerging need. Fonix is developing and will soon implement products for voice portals to the Internet which may be purchased for use by portal companies, web sites and content providers, Internet service providers, and browsers.
2. TTS for Reading Web Sites. Since over 70% of all web content is text, demand for products allowing web content to be read to the user is rapidly growing. Fonix has developed a highly robust web reader which can be added to web sites. Working in concert with established audio players, this product is targeted toward the largest web content providers worldwide in media, government, business and other industries.
3. Network Systems Command and Control and E-mail Reader. Fonix provides both ASR and TTS which can be seamlessly integrated into network software to speech enable their software applications.
4. Video Captioning. The Company has developed a means to effectively use ASR to create automatic forced alignment and automatic closed and open captioning for video aftermarket editing services. Future versions of this product will include real-time live closed captioning systems utilizing Fonix continuous ASR. Major video software developers and marketers and large scale video editing and production facilities are prime targets for this product.



Fonix Product Development and Delivery Focus

The focus of Fonix management is to transition a technology research development team focused on invention and proof of concept into a team which delivers quality product on schedule and within budget, while at the same time continuing to achieve technology upgrades to maintain distinct competitive technology advantages.

To accelerate the delivery of Fonix technologies into the market as bona fide products, Fonix management has transitioned the Research and Development ("R&D")oriented development organization into a Product Delivery/R&D matrix organization. The new structure consists of the traditional R&D-oriented organization overlaid by product teams led by Product Managers.

Fonix product managers are marketing oriented project managers who are charged with direct profit and loss responsibilities. These responsibilities begin with market research and with product definition and specification then end with delivery of quality products which address real needs identified by the marketplace, on schedule and within budget. As identified by industry experience , this is a demanding but necessary role, and has been found industry wide to be indispensable in transforming a company from the R&D phase into the product delivery phase.

Current Fonix products with assigned product managers include:

1. FAAST for Embedded Markets. FAAST for Embedded Markets includes a Graphical Development Environment that will allow customers to create and optimize speech applications and generate the code that will run directly on the target embedded platform of choice. Fonix is initially delivering this technology on the Intel StrongARM, ARM, MIPs Core, Epson E0C33, and Infineon TriCore chips with standalone and Windows CE versions.
2. FAAST for Server Markets. FAAST for Server Markets is an SDK targeted to tightly integrate Fonix ASR and TTS technologies on large platforms that will service hundreds of concurrent users. This technology is primarily targeted to applications that provide voice in and out for the Internet.
3. Embedded Command and Control Solutions. Fonix also works directly with manufacturers of products to integrate speech in and out and handwriting into those products which include PDA's, cell phones, automobile command and control and other applications.
4.         Internet  Voice  Portal  Solutions.  Utilizing  the FAAST for  Server
           product, Fonix provides the technology to voice enable the Internet for devices which may not have a screen or keyboard, such as PDA's, cell phones, or automotive applications. A prime market for this product is providing Internet access to the handicapped.
5. Telephony TTS Solutions. Fonix AV1700 and AV2001 are products with a significant and growing share of the Telephony TTS market.
6. Closed Caption. Fonix is applying ASR technology to automatically create closed caption text for television programs, movies, commercials, and training videos.
7. Multcons Solutions, part of the Fonix commitment to deliver improved ASR technology for the future, Fonix continues to develop its proprietary neural network architecture for application into future products.



Year 2000 Issue

Many computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems will need to be upgraded or replaced in order to comply with such Year 2000 ("Y2K") requirements. Fonix is subject to the risk that problems encountered with Y2K issues, either in its internal systems, technologies and products, or in external systems, could adversely affect its operations and financial condition.

In the ordinary course of its business, Fonix tests and evaluates its technologies and software and hardware products. The Company believes that its technologies and products are Y2K compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of such technologies or products with respect to four digit date dependent data or the ability of such products to correctly create, store, process, and output information related to such data. However, the Company may learn that certain of its technologies or products do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage, and manipulation of data involving dates. In addition, the Company has warranted or expects to warrant that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of its technologies or products with respect to four digit date dependent data or the ability to create, store, process, and output information related to such data. If the end users of any of Company's technologies or products experience Y2K problems, those persons could assert claims for damages.

Fonix uses third-party equipment and software that the Company believes to be Y2K compliant. The Company has substantially completed a review of key products provided by outside vendors to determine if those products comply with Y2K requirements and presently believes that all software provided by third parties that is critical to its business is Y2K compliant. The Company has also completed a review of all internal systems for Y2K compliance and presently believes the internal systems are Y2K compliant. If, however, this third-party equipment or software does not operate properly with regard to the Y2K issue, the Company may incur unexpected expenses to remedy any problems. Such costs may materially adversely affect the Company's business, operating results, and financial condition. In addition, if the Company's key systems, or a significant number of its systems, fail as a result of Y2K problems the Company could incur substantial costs and disruption of its business. The Company may also experience delays in implementing Y2K compliant software products. Any of these problems may materially adversely affect Fonix's business, operating results or financial condition.

In addition, the purchasing patterns of Fonix's licensees, potential licensees, customers and potential customers may be affected by Y2K issues. Many companies are expending significant resources to correct their current software systems for Y2K compliance. These expenditures may result in reduced funds available to license the Company's technologies or to purchase other Fonix products. This may adversely affect the Company's business, operating results, and financial condition.

Results of Operations

Three months ended September 30, 1999 compared with three months ended September 30, 1998

During the three months ended September 30, 1999, the Company recorded revenues of $65,707 from the sale of its Interactive Technologies Solutions Group products, a decrease of $29,793 over the same period in the previous year. The decrease is due to a reorganization and redirection of the sales and marketing staff in the 1999 period.

Selling, general and administrative expenses were $2,864,400 and $2,672,252 for the three months ended September 30, 1999 and 1998, respectively. Salaries, wages and related costs were $1,949,422 and $988,412 for the three months ended September 30, 1999 and 1998, respectively, an increase of $961,010. This increase is attributable to $1,296,600 in additional compensation to two executive officers and a former executive officer related to the indemnification of income taxes resulting from the sale of shares beneficially owned by the three individuals for payment of Company obligations offset in part by management's cost reduction initiatives implemented in February 1999. Legal and accounting expenses decreased $85,626. This decrease is attributed primarily to the costs of legal and accounting services related to the acquisition of Articulate and Papyrus and the preparation of registration statements in 1998 in addition to a reduction in legal fees expended for litigation and patent registration matters. Marketing expenses decreased $37,853 and consulting and outside services decreased by $239,491. These decreases are attributable to management's cost reduction initiatives implemented in February 1999. . The Company incurred product development and research expenses of $1,906,968 during the three months ended September 30, 1999, a decrease of $2,389,970 over the same period in the previous year. This decrease was due primarily to management's cost reduction initiatives implemented in February 1999. The Company anticipates similar decreases in product development and research costs as it begins to complete the development of certain TTS products. During the three months ended September 30, 1999 and 1998, the Company expended a total of approximately $100,000 and $50,000, respectively, in connection with the development of the AcuVoice purchased in-process research and development projects.

Amortization of goodwill and purchased core technologies were $630,609 and $500,776 for the three months ended September 30, 1999 and 1998, respectively, representing an increase of $129,833. This increase is primarily attributable to the amortization of intangible assets acquired in connection with the acquisitions of Papyrus.

The Company incurred losses from operations of $5,344,189 and $11,202,838 during the three months ended September 30, 1999 and 1998, respectively. The decrease in losses from operations is due primarily to management's cost reduction initiatives implemented in February 1999, and purchased in process research and development costs incurred in the acquisition of Articulate in 1998. The Company anticipates that its investment in ongoing scientific product development and research will continue at decreased levels for the remainder of fiscal 1999, assuming availability of working capital.

Net other expense was $1,706,155 for the three months ended September 30, 1999, a decrease of $4,479,083 over the three months ended September 30, 1998. The decrease was due primarily to costs attributed to the cancellation of common stock reset provisions that occurred in 1998 and to a reduction in interest income of $266,043 from certificates of deposit that were converted to cash to retire a bank line of credit in January 1999, offset in part by an increase in interest expense of $1,211,511 attributable to the issuance of the Series C Convertible Debentures issued in January and March 1999.

Nine months ended September 30, 1999 compared with nine months ended September 30, 1998

During the nine months ended September 30, 1999, the Company recorded revenues of $351,083, a decrease of $2,216,702 over the same period in the previous year. In the 1998 period the Company received its first revenues of $2,472,285, of which, $2,368,138 was paid by Siemens as a non-refundable license fee for which the Company had no further obligation of any kind. The 1999 revenues are primarily from sales and licensing fees related to the TTS technologies and products.

Selling, general and administrative expenses were $7,537,577 and $6,112,765 for the nine months ended September 30, 1999 and 1998, respectively. Salaries, wages and related costs were $4,090,525 and $2,584,164 for the nine months ended September 30, 1999 and 1998, respectively, an increase of $1,506,361. This increase is attributable to $1,296,600 in additional compensation to two executive officers and a former executive officer related to the indemnification of income taxes resulting from the sale of shares beneficially owned by the three individuals for payment of Company obligations and to management's redirection of labor resources from core development and research activities to selling, business development and marketing activities and to the salaries of Papyrus personnel acquired in late 1998 offset in part by management's cost reduction initiatives implemented in February 1999. Legal and accounting expenses increased $207,505, the increase is attributed primarily to the costs of services related to the sale of the HSG assets to L&H and to the costs of securities filings. Marketing expenses decreased $20,837 and consulting and outside services decreased by $98,178. These decreases are attributable to management's cost reduction initiatives implemented in February 1999.

The Company incurred product development and research expenses of $6,278,318 during the nine months ended September 30, 1999, a decrease of $3,680,115 over the same period in the previous year. This decrease was due primarily to management's cost reduction initiatives implemented in February 1999. The Company anticipates similar decreases in product development and research costs as it begins to complete the development of certain TTS products. During the nine months ended September 30, 1999 and 1998, the Company expended a total of approximately $250,000 and $80,000, respectively, in connection with the development of the AcuVoice purchased in-process research and development projects.

Amortization of goodwill and purchased core technologies was $1,962,443 and $1,100,336 for the nine months ended September 30, 1999 and 1998, respectively, representing an increase of $862,107. This increase is primarily attributable to the amortization of intangible assets acquired in connection with the acquisitions of AcuVoice and Papyrus.

The Company incurred losses from operations of $15,448,414 and $27,771,310 during the nine months ended September 30, 1999 and 1998, respectively. The decrease in losses from operations is due primarily to the $13,136,000 charge for in-process research and development costs during the nine months ended September 30, 1998 and a decrease in product development and research, offset in part by increases in selling, general and administrative expenses and amortization expense. The Company anticipates that its investment in ongoing scientific product development and research will continue at decreased levels for the remainder of fiscal 1999, assuming availability of working capital.

Net other expense was $4,422,997 for the nine months ended September 30, 1999, a decrease of $1,793,260 over the nine months ended September 30, 1998. This decrease was due primarily to $6,111,577 in costs attributed to the cancellation of common stock reset provisions that occurred in 1998 and to a reduction in interest income of $809,371 from certificates of deposit that were converted to cash to retire a bank line of credit in January 1999, offset in part by an increase in interest expense of $3,354,006 attributable to the issuance of the Series C Convertible Debentures issued in January and March 1999.

In-Process Research and Development

At the dates of acquisition of AcuVoice, management estimated that the acquired in-process research and development projects of AcuVoice were approximately 75 percent complete and that an additional $1.0 million would be required to develop these projects to commercial viability. Additionally, management anticipated release dates of the fourth quarter of 1999 for the AcuVoice projects. As of September 30, 1999, the Company has expended a total of approximately $380,000 in connection with the AcuVoice and Articulate acquired in-process research and development projects, respectively, and management estimates that a total of approximately $620,000 will be required to complete the AcuVoice projects. Management also estimates that the AcuVoice projects are 85 percent complete as of September 30, 1999, and that the release dates are the same as anticipated at the date of acquisition.

Liquidity and Capital Resources

The Company must raise additional funds to be able to satisfy its cash requirements during the next 12 months. The scientific research and development, corporate operations and marketing expenses will continue to require additional capital. In addition, the Company's recent acquisitions of AcuVoice and Papyrus place further requirements on the Company's limited cash resources. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities or sales of existing technologies or businesses to satisfy future capital requirements until such time as the Company is able to enter into additional third party licensing or co-development arrangements such that it will be able to finance ongoing operations out of license, royalty and sales revenue. There can be no assurance that the Company will be able to enter into such agreements. Furthermore, the issuance of equity securities or other securities which are or may become convertible into equity securities of the Company in connection with such financing (or in connection with acquisitions) would result in dilution to the stockholders of the Company which could be substantial.

In September 1999, the Company completed the sale of the operations and a significant portion of the assets (the "Sale") of its HealthCare Solutions Group ("HSG") to Lernout & Hauspie Speech Products N.V. ("L&H"), an unrelated third party, for $28,000,000, of this sales price, $21,500,000, less certain credits of $194,018 was paid at closing, $2,500,000 is being held in an 18 month escrow account in connection with the representations and warrantees made by the Company in the sales transaction and the remaining $4,000,000 is to be paid as an earnout in two installments of $2,000,000 each over the next two years based on the performance of HSG. The proceeds from the sale were used to reduce a significant portion of the Company's liabilities and to provide working capital for the Company's marketing and distribution opportunities for its Interactive Technology Solutions Group. The assets sold include inventory, property and equipment, certain prepaid expenses, purchased core technology and other assets of HSG. Additionally, L&H assumed the capital and operating lease obligations related to the HSG and the obligations related to certain of the Company's deferred revenues..

The Company had positive working capital of $612,111 at September 30, 1999 compared to negative working capital of $14,678,975 at December 31, 1998. The current ratio was 1.14:1 at September 30, 1999 compared to 0.59:1 at December 31, 1998. Current assets decreased by $15,804,991 to $4,910,215 from December 31, 1998 to September 30, 1999. Current liabilities decreased by $31,096,077 to $4,298,104 during the same period. The increase in working capital from December 31, 1998 to September 30, 1999, was primarily attributable to decreases in accounts and notes payable, notes payable to related parties and deferred revenues  offset in part by  increases  in  accrued  liabilities,  income  taxes payable and decreases in cash and notes receivable. Total assets were $22,398,084 at September 30,1999 compared to $61,989,927 at December 31, 1998.

In September 1999, the Company negotiated reductions of $221,376 in amounts due various trade vendors. Additionally, the Company negotiated reductions of $150,685 in accrued interest owed to certain note holders. These amounts have been accounted for as an extraordinary item in the accompanying condensed consolidated statements of operations.

After the Papyrus acquisition closed in October 1998, the Company investigated some of the representations and warranties made by Papyrus to induce the Company to acquire the Papyrus companies. The Company determined that certain of the representations made by Papyrus and its executive officers appeared to be inaccurate. On February 26, 1999, the Company filed an action against the former shareholders of Papyrus alleging misrepresentation and breach of contract. In March and April 1999, five of the former shareholders of Papyrus filed actions against the Company alleging default under the terms of the promissory notes issued to them in connection with the Papyrus acquisition and certain other claims. Subsequently, the Company entered into agreements with the five former Papyrus shareholders for dismissal of the actions and cancellation of the promissory notes upon payment to the former shareholders of

$1,217,384 (the "Settlement Payment") and return of 970,586 shares of restricted common stock previously issued to the five former shareholders in connection with the acquisition of Papyrus. The Company paid the Settlement Payment in September 1999 and the lawsuits described above have been dismissed.

As of September 30, 1999, the Company had unsecured notes payable to former Papyrus stockholders in the aggregate amount of $77,625, which notes were issued in connection with the acquisition of Papyrus. The notes were payable in various amounts through September 30, 1999. The holders of these notes have not made demand for payment.

During the nine months ended September 30, 1999, the Company paid, or otherwise reduced through agreement notes payable to various related parties totaling $8,818,355, plus accrued interest.

In September 1999, the Company paid other notes payable to unrelated parties aggregating $610,000 plus accrued interest.

A revolving note payable in the amount of $19,988,193 at December 31, 1998, plus accrued interest, was paid in full in January 1999.

On January 29, 1999, the Company entered into a Securities Purchase Agreement with four investors pursuant to which the Company sold its Series C Debentures in the aggregate principal amount of $4,000,000. The outstanding principal amount of the Debentures is convertible at any time at the option of the holders into shares of the Company's common stock at a conversion price equal to the lesser of $1.25 or 80 percent of the average of the closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. The Company recorded $687,500 as interest expense upon the issuance of the Debentures in connection with this beneficial conversion feature. The Company also issued 400,000 warrants to purchase an equal number of the Company's common shares at a strike price of $1.25 per share in connection with this financing. The warrants are exercisable for a period of three years from the date of grant. The estimated fair value of the warrants of $192,000, as computed under the Black-Scholes pricing model, was recorded as interest expense upon the issuance of the Debentures. On March 3, 1999, the Company executed a supplemental agreement pursuant to which the Company agreed to sell another $2,500,000 principal amount of the Debentures on the same terms and conditions as the January 29, 1999 agreement, except no additional warrants were issued. The Company recorded $1,062,500 as interest expense upon the issuance of the supplemental Debentures in connection with the beneficial conversion feature. The obligations of the Company for repayment of the Debentures, as well as its obligation to register the common stock underlying the potential conversion of the Debentures and the exercise of the warrants issued in these transactions, are personally guaranteed by two officers and directors and a former officer and director of the Company (the "Guarantors"). In connection with the March 3, 1999 funding, the Company agreed to grant a lien on the patent covering the Company's Automated Speech Recognition ("ASR") technologies as collateral for repayment of the Debentures. However, to date no lien on the patent has been granted. The Guarantors guaranteed the obligations of the Company under the Debentures and pledged 6,000,000 shares of common stock of the Company beneficially owned by them as collateral security for their obligations under their guarantees.

Subsequent to the March 3, 1999 funding, the holders of the Debentures notified the Company and the Guarantors that the Guarantors were in default under the terms of the pledge and that the holders intended to exercise their rights to sell some or all of the pledged shares of the Guarantors.

The Guarantors guaranteed certain other obligations of the Company. As security for some of the guarantees, the Guarantors have pledged shares of the Company's common stock beneficially owned by them. In March 1999, 143,230 of the shares previously pledged by the Guarantors to a bank were sold by the bank and the proceeds were used to pay Company credit card balances and the related accrued interest in full totaling $244,824. In May 1999, 100,000 of the shares previously pledged by the Guarantors to another creditor of the Company were sold by the creditor and the proceeds, totaling $72,335, were used to pay amounts owed by the Company. In September 1999, the Company paid in full a note payable to an unrelated third party in the amount of $588,000 that had previously been guaranteed by the Guarantors.

On June 29, 1999, the Company received notice from the Nasdaq Stock Market ("Nasdaq") indicating that unless the minimum bid price for the Company's common stock returned to at least $1.00 per share for at least ten consecutive trading days prior to September 29, 1999, the Company's shares would be delisted from Nasdaq on October 1, 1999. If the Company's common stock is delisted from Nasdaq and is not relisted within three trading days, an event of default would result under the terms of the Debentures. Upon the occurrence of an event of default, the full $6,500,000 principal amount of all of the Debentures, together with accrued interest and all other amounts owing in respect thereof, would become immediately due and payable in cash. To date, the Company's common stock continues to be listed for trading on Nasdaq.

During the nine months ended September 30, 1999, 131,667 shares of Series D preferred stock and 135,072 shares of Series E preferred stock, together with related dividends on each, were converted into 8,468,129 shares and 5,729,156 shares, respectively, of the Company's common stock. After the above conversions 876,667 shares of Series D preferred stock remain outstanding.

On February 3, 1999, certain holders of Series D and Series E preferred stock forwarded conversion notices to the Company converting (1) 27,500 shares of Series D preferred stock and related dividends into 315,379 shares of common stock and (2) 77,500 shares of Series E preferred stock and related dividends into 1,955,346 shares of common stock. Due to an error in the conversion calculations and a subsequent delay in receiving further clarifying instructions from the holders, the common shares issuable upon such conversions were never issued to the Series D and Series E holders, although the Company's records reflected that such shares had been issued. Subsequently, because the common stock had not been received, the Series D and Series E holders rescinded the February 3 conversions. The effects of this recission have been retroactively reflected in the accompanying condensed consolidated financial statements.

Should the Company's stock be delisted from Nasdaq and not relisted within three trading days, the terms of the Series D preferred stock require the Company to pay to each holder of Series D preferred stock a fee of two percent of the purchase price of the Series D preferred stock in cash for each month during which the stock is delisted.

The Company issued 6,000,000 shares of common stock to two individuals who are executive officers and directors and one individual who is a former officer and director of the Company in satisfaction of an indemnification agreement wherein the Company was required to pay any sums the three individuals paid for the benefit of the Company. The shares will be issued to replace shares beneficially owned by the three individuals and sold by the holders of the Debentures and Series D and E preferred shares.

On June 2, 1999, the Company issued 200,000 shares of common stock (having a market value of $100,000 on that date) to an unrelated individual in payment for consulting services rendered.

In April 1999, five former PAI shareholders agreed to cancel 970,586 shares of common stock to the Company reducing the total shares they had received from the Company in the 1998 acquisition of PAI from 3,111,114 shares to 2,140,528 shares. The shares were effectively canceled in September 1999 in connection with the settlement payment. The original fair market value of $1,000,917 associated with the canceled shares is reflected as a reduction to goodwill associated with the purchase of PAI.

During the nine months ended September 30, 1999, the Company granted 754,500 stock options to employees at exercise prices ranging from $0.59 to $1.78 per share. Additionally, 9,500 stock options were granted to two consultants for services provided to the Company. The fair market value of the consultant options was $1.30 per share, or $12,540 in total, using the Black-Scholes pricing model and was charged to product development and research expense. The term of all options granted during this nine month period is ten years from the date of grant. Of the stock options issued, 726,334 vested immediately, 18,834 vest six months after issuance and 18,832 vest one year after issuance. As of September 30, 1999, the Company had a total of 15,536,582 options outstanding.

During the nine months ended September 30, 1999, the Company granted warrants to L&H in connection with loans made to the Company in April and May 1999 totaling $6,000,000. These warrants allow L&H to purchase 850,000 shares of common stock of the Company at exercise prices ranging from $0.60 to $0.70 per share. Of these warrants, 250,000 expired October 18, 1999 without being exercised. The remaining 600,000 warrants expire May 17, 2001.

On February 11, 1998, the Company entered into a First Statement of Work and License Agreement with Siemens Semiconductor Group of Siemens Aktiengesellschaft ("Siemens") under which the Company and Siemens are jointly pursuing the development of Siemens' integrated circuits incorporating ASR and other related technologies for use in certain telecommunications applications. In connection with the license agreement Siemens purchased warrants to acquire 1,000,000 shares of restricted common stock at an average exercise price of $20 per share with expiration dates ranging from December 31, 1998 to December 31, 1999. As of September 30, 1999, 800,000 of the warrants originally issued had expired and 200,000 of the warrants remain outstanding at an average exercise price of $30.00 per share.

As of September 30, 1999, the Company had a total of 2,475,000 warrants outstanding.

The Company presently has no plans to purchase any new research and development assets or office facilities.

Potential Delisting of the Company's Common Stock by Nasdaq - The Company's common stock currently trades on the Nasdaq SmallCap Market which requires, for continued listing, a minimum bid price of at least $1.00 per share. At June 29, 1999, the Company's common stock had traded below $1.00 for more than 30 consecutive trading days. On June 29, 1999, the Company received a letter from Nasdaq indicating that unless the minimum bid price for the Company's common stock returned to at least $1.00 per share for at least 10 consecutive trading days prior to September 29, 1999, the Company's shares would be delisted from the Nasdaq SmallCap Market on October 1, 1999. The Company requested a hearing with respect to the Nasdaq notice and at that hearing on October 28, 1999, further requested that Nasdaq defer a decision to delist the Company's common stock while the Company completes its plans to improve its equity and operations. The Company has not received a response from Nasdaq regarding its request and the Company's common stock continues to be listed for trading on the Nasdaq SmallCap Market.

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

If the Company's common stock is delisted from the Nasdaq SmallCap Market and is not relisted within three trading days, an event of default would result under the terms of the Debentures. Upon the occurrence of an event of default, the unpaid principal amount of the Debentures, together with accrued interest would become immediately due and payable. Also, if the Company's common stock is delisted from the Nasdaq SmallCap Market and is not relisted within three trading days, the terms of the Series D preferred stock require the Company to pay to each holder of Series D preferred stock a fee of two percent of the purchase price of the Series D preferred stock, in cash for each month that the stock is delisted.

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

Papyrus - After the Papyrus acquisition closed in October 1998, the Company investigated some of the representations and warranties made by Papyrus to induce the Company to acquire Papyrus. The Company determined that certain of the representations made by Papyrus and their executive officers appeared to be inaccurate. On February 26, 1999, the Company filed an action against Papyrus in the United States District Court for the District of Utah, Central Division, wherein the Company alleged claims for misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and rescission. On March 11, 1999, three of the former shareholders of Papyrus filed an action against the Company in the United States District Court for the District of Massachusetts, alleging a default under the terms of the promissory notes issued to them in connection with the Papyrus acquisition. On April 2, 1999, the three former Papyrus shareholders filed an amended complaint against the Company seeking additional remedies including violation of Massachusetts unfair and deceptive acts and practices statutes and copyright infringement. On April 8, 1999, a fourth former Papyrus shareholder filed an action against the Company alleging a default under the terms of the promissory notes issued to him in connection with the Papyrus acquisition and seeking additional remedies including violation of Massachusetts unfair and deceptive acts and practices statutes and copyright infringement. On April 13, 1999, a fifth former Papyrus shareholder filed a similar action in Massachusetts. Subsequently, the Company has entered into agreements with the five former Papyrus shareholders for dismissal of the actions and cancellation of the promissory notes upon payment to the former shareholders of $1,188,909 (the "Settlement Payment") and return for cancellation by the Company of 970,586 shares of restricted common stock issued to the five former shareholders in connection with the acquisition. The Company agreed to pay the Settlement
Payment on or before August 31, 1999 or, if the definitive proxy soliciting consents from the shareholders of the Company is effective prior to August 31, 1999, upon the closing of the sale of the HSG assets or the Company and the five former Papyrus shareholders are free to pursue their respective claims.

OGI - On July 28, 1999, Oregon Graduate Institute ("OGI") filed a notice of default, demand for mediation and demand for arbitration with the American Arbitration Association. In its demand, OGI asserted that Fonix was in default under three separate agreements between the Company and OGI in the total amount of $175,000.00. On or about September 23, 1999, the Company responded to OGI's demand and denied the existence of a default under the three agreements identified by OGI. Moreover, the Company asserted a counterclaim against OGI in an amount not less than $250,000.00. The Company anticipates that the American Arbitration Association will conduct a scheduling conference within the next twenty days of which dates for the proceeding, including the arbitration hearing, will be set.

In addition to the above, the Company is involved in various lawsuits, claims and actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.


Item 2.  CHANGES IN SECURITIES

Series D and E Preferred Stock - During the nine months ended September 30, 1999, 131,667 shares of Series D preferred stock and 135,072 shares of Series E preferred stock, together with related dividends on each, were converted into 8,468,129 shares and 5,729,156 shares, respectively, of the Company's common stock. After the above conversions, 876,667 shares of Series D preferred stock remain outstanding.

Common Stock Issued - On June 2, 1999, the Company issued 200,000 shares of common stock (having a market value of $100,000 on that date) to an unrelated individual in payment for consulting services rendered.

In September 1999, five former Papyrus shareholders returned 970,586 shares of common stock to the Company under an agreement in which the five shareholders agreed to reduce the total shares they had received from the Company in the 1998 acquisition of Papyrus from 3,111,114 shares to 2,140,528 shares. The original cost of $1,000,917 associated with the issuance of these shares is reflected as a reduction of goodwill previously recorded at the time of the acquisition.


Item 4.  Submission of Vote of Security Holders

At the Company's annual meeting of shareholders held on October 29, 1999, the following actions were submitted to and approved by vote of the majority of the issued and outstanding shares of the Company:

           1.        Election of directors;
           2. Approval of the Company's issuance of its Series D 4% preferred stock and Series E 4% preferred stock to seven institutional investors, which preferred stock may be convertible into more than 20% of the total number of shares of the Company's Class A common issued and outstanding prior to the commencement of such series of transactions.;
           3. Approval of the Company's amendments to its certificate of incorporation that; (A) created a new class of common stock designated as Class B Non-Voting Common Stock with 1,985,000 Class B shares authorized; and (B) redesignated the Company's current common stock as Class A Common Stock and changed each share of existing common stock into a share of Class A Common Stock; and a further amendment that increased the number of common shares authorized to be issued from 100,000,000 to 300,000,000 and increased the number of authorized preferred shares from 20,000,000 to 50,000,000;
           4.        Approval  of the Board of  Directors'  selection  of Arthur
                     Andersen LLP, as the Company's independent public accountant's for the fiscal year ended Decembing 31, 1999.

           A total of 46,623,763 shares ( approximately 63%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. These shares were voted on the matters described above as follows:

           1.        For the directors as follows:

                                                                             # Shares Abstaining/
    Name                                # Shares For     # Shares Against      Withheld
-------------------------               ------------     ----------------    --------------------
William A. Maasberg, Jr.                 47,381,620          7,831,673          578,098
John A. Oberteuffer                      47,411,770          7,783,378          523,148
Thomas A. Murdock                        47,356,820          8,562,673          578,098
Roger D. Dudley                          47,045,370          8,579,348          660,148

           2. For the approval of the Company's issuance of its Series D 4% preferred stock and Series E 4% preferred stock as follows:

# Shares For       # Shares Against    # Shares Abstaining       Not Voted
------------       ----------------    -------------------      -----------
57,192,593            12,397,825           1,139,347            25,180,523

           3. For the approval of the Company's amendments to its certificate of incorporation that; (A) created a new class of common stock designated as Class B Non-Voting Common Stock with 1,985,000 Class B shares authorized; and (B) redesignated the Company's current common stock as Class A Common Stock and changed each share of existing common stock into a share of Class A Common Stock.

# Shares For       # Shares Against    # Shares Abstaining
------------       ----------------    -------------------
57,192,593             1,015,071           1,389,754


           4. For the approval of an amendment to the Company's certificate of incorporation that would increase the authorized capital of teh Company to include 300,000 shares of Common Stock, par value $.0001 per share, and 50,000,000 shares of Preferred Stock, par value $.0001 per share.

# Shares For      # Shares Against     # Shares Abstaining       Not Voted
------------       ----------------    -------------------      -----------
20,086,173            12,969,230             1,261,492           25,180,523


           5 For approval of the Board of Directors' selection of Arthur Andersen, LLP as the independent certified public accountants of the Company as follows:

# Shares For     # Shares Against      # Shares Abstaining
------------       ----------------    -------------------
59,101,639            298,317                 97,462



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

           (3)(iv) Certificate of Amendment of Certificate of Incorporation dated as of September 24, 1997, which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997

           (3)(v) The Company's Bylaws, as amended, which are incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

           (4)(i) Certificate of Designation of Rights and Preferences of Series D 4% Convertible Preferred Stock, filed with the Secretary of State of Delaware on August 27, 1998, which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998


           (4)(ii) Certificate of Designation of Rights and Preferences of Series E 4% Convertible Preferred Stock, filed with the Secretary of State of Delaware on October 15, 1998, which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998

           (10)(i) Product Development and Assignment Agreement dated as of October 16, 1993 between Phonic Technologies, Inc. and Synergetics, Inc., which is incorporated by reference from the Company's Current Report on Form 8-K dated as of June 17, 1994

           (10)(ii) Re-Stated Product Development and Assignment Agreement dated as of March 30, 1995, between fonix Corporation and Synergetics, Inc., which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

           (10)(iii) Memorandum of Understanding dated as of March 13, 1997, by and among the Company, Synergetics, Inc. and C. Hal Hansen, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

           (10)(iv) Employment Agreement by and between the Company and Stephen M. Studdert, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

           (10)(v) Employment Agreement by and between the Company and Thomas A. Murdock, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

           (10)(vi) Employment Agreement by and between the Company and Roger D. Dudley, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

           (10)(vii) Restated Master Agreement for Joint Collaboration between the Company and Siemens, dated November 14, 1997, as revised, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

           (10)(viii) Restated First Statement of Work and License Agreement between the Company and Siemens, dated February 11, 1998, which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999

           (10)(ix) Master Technology Collaboration Agreement between the Company and OGI, dated October
                               14, 1997, which is incorporated by reference from the Company's Annual Report on Form
                               10-K for the year ended December 31, 1997

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

           (10)(xiii) Purchase Agreement with John Oberteuffer and the Company dated April 9, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

           (10)(xiv) Employment Agreement by and between the Company and John A. Oberteuffer, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

           (10)(xv) First Amendment to Master Agreement for Joint Collaboration between the Company and Siemens, dated February 13, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

           (10)(xvi) Second Amendment to Master Agreement for Joint Collaboration between the Company and Siemens, dated March 13, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

           (10)(xvii) Series D Convertible Preferred Stock Purchase Agreement Among fonix corporation, JNC Opportunity Fund, Ltd., Diversified Strategies Fund, L.P., Dominion Capital Fund, Ltd., Sovereign Partners, LP, Canadian Advantage Limited Partnership and Thomson Kernaghan & Co. (as agent) dated as of August 31, 1998, which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999

           (10)(xviii) Series E Convertible Preferred Stock Exchange and Purchase Agreement among fonix corporation, Sovereign Partners, LP and Dominion Capital Fund, Ltd., dated as of September 30, 1998, which is incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999

           (10)(xix) Asset Purchase Agreement - Acquisition of Certain Assets of Fonix Corporaion and Fonix/ASI Corporation by Lernout & Hauspie Speech Products N.V., dated as of May 19, 1999,which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(a))

           (10)(xx) Escrow Agreement, dated as of September 1, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(b))

           (10)(xxi) Technology Option Agreement, dated as of May 19, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(c))

           (10)(xxii) Assignment and Assumption Agreement, dated as of September 1, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(d))

           (10)(xxiii) License Agreement by and between Fonix/ASI Corporation and Lernout & Hauspie Speech Products N.V., dated as of May 19, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(e))

           (10)(xxiv) Loan Agreement, dated as of April 22, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999
                               (therein designated as Exhibit 10(f))

           (10)(xxv) Amendment to Loan Agreement, dated as of May 12, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(g))

           (10)(xxvi) Second Amendment to Loan Agreement, dated as of May 19, 1999,which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(h))

           (10)(xxvii) Loan Agreement, dated as of May 19, 1999,which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(i))

           (10)(xxviii) First Amendment to Loan Agreement, dated as of August 12, 1999,which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(j))

           (10)(xxix) Agreement, dated as of July 31, 1999, which is incorporated by reference from the
                               Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999
                               (therein designated as Exhibit 10(k))

           (27)                Financial Data Schedule



(b) Reports filed on Form 8-K during the three-month period ended September 30, 1998:

           (i) On September 16, 1999, the Company filed a Current Report on Form 8-K, dated September 1, 1999, containing Item 2 disclosure pertaining to the Company's sale of the operations and a significant portion of the assets of its HealthCare Solutions Group, headquartered in Woburn Massachusetts, to Lernout and Hauspie Speech Products N.V., a Belgian corporation with its principal place of business in Ieper, Belgium.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Fonix Corporation



Date:November 22, 1999                 By: /s/ Douglas L. Rex
     ---------------------                --------------------------------------
                                       Douglas L. Rex, Chief Financial Officer