Form 10-Q/A
period 1999-09-30
FONIX CORP
filed 1999-12-30
CIK 855585

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
         September 30, 1999

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                                    to                        .
         --------------------------   ------------------------

                         Commission file number 0-23862

                                Fonix Corporation
             (Exact name of registrant as specified in its charter)

                   Delaware                             22-2994719
          (State of Incorporation)          (I.R.S. Employer Identification No.)

                     60 East South Temple Street, Suite 1225
                           Salt Lake City, UT 84111
              (Address of principal executive offices and zip code)

                                (801) 328-0161
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

As of December 29, 1999, 124,337,123 shares of the issuer's Class A Common Stock and 1,985,000 shares of Class B Non-Voting Common Stock, par value $.0001 per share, were issued and outstanding.

         This Amendment No. 1 to the Quarterly Report on Form 10-Q of Fonix Corporation is submitted to amend the following Items, which originally were submitted as part of the Quarterly Report filed with the Securities and Exchange Commission as of November 22, 1999:

Part I
         Item 1.  Financial Statements                                         3

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         20

Part II

         Item 1.  Legal Proceedings                                           33

Pursuant to SEC Rule 12b-15, the foregoing Items, as amended hereby, are set forth below in their entirety.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         Interim  unaudited  condensed   consolidated  financial  statements  as
required by Rule 10-01 of Regulation S-X follow immediately.


                                Table of Contents


Interim unaudited condensed consolidated financial statements for the period ended September 30, 1999

Condensed Consolidated Balance Sheets (Unaudited)                              3

Condensed Consolidated Statements of Operations (Unaudited)                    4

Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Increase (Decrease) in Cash and Cash Equivalents                          5

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)        6

Notes to Condensed Consolidated Financial Statements (Unaudited)               7

                       Fonix Corporation and Subsidiaries
                          [A Development Stage Company]

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS
                                                                                             September 30,     December 31,
                                                                                               1999              1998
                                                                                          ---------------     ------------
Current assets:
     Cash and cash equivalents                                                            $    2,048,257      $ 20,045,539
     Notes receivable                                                                                  -          245,000
     Accounts receivable, net of allowance for doubtful accounts of
          $74,000 and $8,000, respectively                                                       331,451          219,908
     Prepaid expenses                                                                              7,901           51,866
     Inventory                                                                                     1,894            4,804
     Interest and other receivables                                                               20,712            3,722
     Employee advances                                                                                 -           67,231
                                                                                          ---------------     ------------

         Total current assets                                                                  2,410,215       20,638,070

Cash held in escrow                                                                            2,500,000                -

Property and equipment, net of accumulated depreciation of $1,740,234
     and $1,168,023, respectively                                                              1,347,061        2,145,031

Intangible assets, net of accumulated amortization of $3,757,780 and
     $1,770,668, respectively                                                                 16,034,270       19,437,290

Other assets                                                                                     106,536          107,945

Net long term assets of discontinued operations                                                        -       19,584,455
                                                                                          ---------------     ------------

         Total assets                                                                     $   22,398,082      $ 61,912,791
                                                                                          ===============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank overdraft                                                                       $            -      $   138,034
     Revolving notes payable                                                                           -       20,038,193
     Notes payable - related parties                                                              77,625        8,491,880
     Notes payable - other                                                                             -          560,000
     Capital lease obligation                                                                      5,180           52,225
     Accounts payable                                                                          1,756,032        3,536,074
     Accrued liabilities                                                                       2,659,267          981,774
     Accrued liabilities - related parties                                                     1,998,590          900,004
     Income taxes payable                                                                        250,000                -
     Deferred revenues                                                                            63,722           20,000
     Net current liabilities of discontinued operations                                                -          598,861
                                                                                          ---------------     ------------

         Total current liabilities                                                             6,810,416       35,317,045

Series C 5% convertible debentures                                                             3,971,107                -
                                                                                          ---------------     ------------

         Total liabilities                                                                    10,781,523       35,317,045
                                                                                          ---------------     ------------

Common stock and related repricing rights subject to redemption; 1,801,802 shares and
     repricing rights outstanding (aggregate redemption value of $2,500,000)                   1,830,000        1,830,000
                                                                                          ---------------     ------------

Commitments and contingencies (Notes 8, 9, and 15)

Stockholders' equity:
     Preferred stock, $.0001 par value; 20,000,000 shares authorized;  Series A, convertible; 166,667 shares outstanding
            (aggregate liquidation preference of $6,055,012)                                     500,000          500,000
         Series D, 4% cumulative convertible; 876,667 and 958,334 shares outstanding, respectively
            (aggregate liquidation preference of $18,299,103)                                 20,705,530       22,200,936
         Series E, 4% cumulative convertible; 250,000 shares outstanding in 1998                       -        3,257,886
     Common stock, $.0001 par value; 100,000,000 shares authorized;
         83,750,179 and 64,324,480 shares outstanding, respectively                                8,375            6,432
     Additional paid-in capital                                                               99,217,980       88,517,711
     Outstanding warrants                                                                      3,585,399        3,323,258
     Deferred consulting expense                                                                       -         (106,700)
     Deficit accumulated during the development stage                                       (114,230,725)     (92,933,777)
                                                                                          ---------------     ------------

         Total stockholders' equity                                                            9,786,559       24,765,746
                                                                                          ---------------     ------------

         Total liabilities and stockholders' equity                                       $   22,398,082      $61,912,791
                                                                                          ===============     ============

         See accompanying notes to condensed consolidated financial statements.

                       Fonix Corporation and Subsidiaries
                          [A Development Stage Company]

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                  October 1,
                                                                                                                     1993
                                                         Three Months Ended            Nine Months Ended          (Inception) to
                                                            September 30,                September 30,            September 30,
                                                      --------------------------   --------------------------
                                                         1999           1998           1999           1998           1999
                                                      ------------  -------------  -------------   ------------  -------------

Revenues                                              $    65,707   $     95,500   $    351,083   $   2,567,785  $   2,955,807
Cost of revenues                                            7,919          7,372         21,159          31,561         56,599
                                                      ------------  -------------  -------------  -------------  -------------

    Gross margin                                           57,788         88,128        329,924       2,536,224      2,899,208
                                                      ------------  -------------  -------------  -------------  -------------

Expenses:
    Selling, general and administrative                 2,864,400      2,672,252      7,537,577       6,112,765     38,601,890
    Product development and research                    1,906,968      4,296,938      6,278,318       9,958,433     37,276,215
    Amortization of goodwill and purchased core
          technology                                      630,609        500,776      1,962,443       1,100,336      3,674,710
    Purchased in-process research and development               -              -              -       9,315,000      9,315,000
                                                      ------------  -------------  -------------  -------------  -------------

        Total expenses                                  5,401,977      7,469,966     15,778,338      26,486,534     88,867,815
                                                      ------------  -------------  -------------  -------------  -------------

Loss from operations                                   (5,344,189)    (7,381,838)   (15,448,414)    (23,950,310)   (85,968,607)
                                                      ------------  -------------  -------------  ------------   -------------

Other income (expense):
    Interest income                                        26,198        292,241         46,752         856,123      3,713,840
    Interest expense                                   (1,577,413)      (365,902)    (4,314,809)       (960,803)    (9,638,041)
    Other expense                                        (154,940)             -       (154,940)              -       (154,940)
    Cancellation of common stock reset provision                -     (6,111,577)             -      (6,111,577)    (6,111,577)
                                                      ------------  -------------  -------------  -------------  -------------

        Total other income (expense), net              (1,706,155)    (6,185,238)    (4,422,997)     (6,216,257)   (12,190,718)
                                                      ------------  -------------  -------------  -------------  -------------

Loss from continuing operations                        (7,050,344)   (13,567,076)   (19,871,411)    (30,166,567)   (98,159,325)

Discontinued operations:
    Operating loss of HealthCare
        Solutions Group                                (2,962,147)    (5,026,049)    (5,953,726)     (5,026,049)   (12,229,033)
    Gain on disposal of HealthCare Solutions Group,
        net of income taxes of $250,000                 6,616,646              -      6,616,646               -      6,616,646
                                                      ------------  -------------  -------------  -------------  -------------

Loss before extraordinary items                        (3,395,845)   (18,593,125)   (19,208,491)    (35,192,616)  (103,771,712)

Extraordinary items:
    Loss on extinguishment of debt                              -              -              -               -       (881,864)
    Gain on forgiveness of accounts payable and
        accrued interest                                  372,061              -        372,061               -        402,609
                                                      ------------  -------------  -------------  -------------  -------------

Net loss                                              $(3,023,784)  $(18,593,125)  $(18,836,430)  $ (35,192,616) $(104,250,967)
                                                      ============  ============   ===========    =============  =============


Basic and diluted net loss per common share           $     (0.05)      $ (0.39)      $ (0.31)       $ (0.75)
                                                      ============   ===========   ===========    ===========


  See accompanying notes to condensed consolidated financial statements.

                       Fonix Corporation and Subsidiaries
                          [A Development Stage Company]

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                                            October 1,
                                                                                                               1993
                                                                             Nine Months Ended            (Inception) to
                                                                               September 30,               September 30,
                                                                       -------------------------------
                                                                            1999             1998              1999
                                                                       --------------   --------------    --------------
Cash flows from operating activities:
     Net loss                                                          $ (18,836,430)   $(35,192,616)     $(104,250,967)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Issuance of common stock for services                                 100,000               -          5,587,554
       Issuance of common stock for patent                                         -         100,807            100,807
       Non-cash expense related to issuance of notes payable,
          debentures, warrants, preferred and common stock                 2,270,000       6,111,577         12,348,914
       Non-cash compensation expense related to issuance
         of stock options                                                    119,240         133,375          2,615,540
       Non-cash expense related to issuance of notes payable
          and accrued expense for services                                        -          857,000            857,000
       Non-cash exchange of notes receivable for services                         -          150,000            150,000
       Non-cash portion of purchased in-process research and
          development                                                             -       12,635,768         13,136,000
       Loss on disposal of property and equipment                            154,940             (88)           154,940
       Gain on sale of HealthCare Solutions Group                         (6,616,646)              -         (6,615,365)
       Depreciation and amortization                                       4,423,595       1,802,814          8,199,049
       Extraordinary loss on extinguishment of debt                                -               -            881,864
       Extraordinary gain on forgiveness of accounts payable and
          accrued interest                                                  (372,061)              -           (402,609)
       Changes in assets and  liabilities,  net of effects of
        acquisitions and disposition:
          Accounts receivable                                               (391,982)       (183,418)          (540,480)
          Employee advances                                                     (755)              -            (67,986)
          Interest and other receivables                                      (4,436)        (74,009)            (9,919)
          Inventory                                                           (7,509)         (8,358)           (27,730)
          Prepaid assets                                                      40,465        (100,281)            (7,001)
          Other assets                                                           270         (80,212)          (119,575)
          Accounts payable                                                (1,558,666)      2,381,610          3,455,070
          Accrued liabilities                                              1,632,083         482,568          2,273,872
          Accrued liabilities - related party                              1,249,271        (370,966)         1,397,030
          Deferred revenues                                                  568,115           2,126            649,381
                                                                       --------------   -------------     --------------

       Net cash used in operating activities                             (17,230,506)    (11,352,303)       (60,234,611)
                                                                       --------------   -------------     --------------

Cash flows from investing activities, net of effects
  of acquisitions and disposition:
     Proceeds from sale of HealthCare Solutions Group                     21,305,982               -         21,305,982
     Acquisition of subsidiaries, net of cash acquired                             -     (14,738,495)       (15,323,173)
     Proceeds from sale of property and equipment                             50,000             500             50,000
     Purchase of property and equipment                                      (99,089)     (1,240,540)        (3,435,559)
     Investment in intangible assets                                               -         (94,789)          (164,460)
     Issuance of notes receivable                                                  -      (1,322,139)        (3,228,600)
     Payments received on notes receivable                                   245,000               -          2,128,600
                                                                       --------------   -------------     --------------

       Net cash provided by (used in) investing activities                21,501,893     (17,395,463)         1,332,790
                                                                       --------------   -------------     --------------

Cash flows from financing activities:
     Bank overdraft                                                         (138,034)        178,757                  -
     Net proceeds (payments) from revolving note payable                 (20,038,193)      1,422,264            (49,250)
     Net proceeds (payments) from revolving note payable -
          related parties                                                 (7,895,178)       (514,296)        (7,813,537)
     Net proceeds from other notes payable                                 6,953,760         100,000          9,865,427
     Payments on other notes payable                                      (7,788,000)        (49,250)        (9,567,806)
     Principal payments on capital lease obligations                         (55,504)        (36,284)          (148,210)
     Proceeds from issuance of convertible debentures, net                 6,254,240               -          9,439,240
     Proceeds from sale of warrants                                          438,240         322,928          1,511,168
     Proceeds from sale of common stock, net                                       -      17,471,155         38,175,700
     Proceeds from sale of preferred stock, net                                    -       9,403,846         17,707,346
     Proceeds from sale of common stock and related repricing rights
       subject to redemption, net                                                  -                -         1,830,000
                                                                       --------------   -------------     --------------

       Net cash (used in) provided by financing activities               (22,268,669)     28,299,120         60,950,078
                                                                       --------------   -------------     --------------

Net (decrease) increase in cash and cash equivalents                     (17,997,282)       (448,646)         2,048,257

Cash and cash equivalents at beginning of period                          20,045,539      20,501,676                  -
                                                                       --------------   -------------     --------------

Cash and cash equivalents at end of period                             $   2,048,257    $ 20,053,030      $   2,048,257
                                                                       ==============   =============     ==============


       See accompanying notes to condensed consolidated financial statements.

                        Fonix Corporation and Subsidiaries
                           [A Development Stage Company]

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)


                                                                                       October 1,
                                                                                          1993
                                                           Nine Months Ended          (Inception) to
                                                             September 30,             September 30,
                                                       ---------------------------
Supplemental disclosure of cash flow information:         1999          1998             1999
                                                       ------------  -------------    ------------

      Cash paid during the period for interest         $ 1,068,882    $  747,629      $ 4,498,888

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

Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K (Amendment No. 1) for the year ended December 31, 1998.

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

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and nine months ended September 30, 1999 and 1998:

                    Fonix Corporation and Subsidiaries
                       (A Development Stage Company)
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)



                                                            Three months ended September 30,
                                            -------------------------------------------------------------------------
                                                      1999                                      1998
                                            --------------------------------     ------------------------------------
                                                                Per share                             Per share
                                                     Loss         Amount                  Loss         Amount
                                            --------------------------------     ------------------------------------
Loss from continuing operations             $   (7,050,344)                      $  (17,388,076)
Preferred stock dividends                       (1,031,288)                          (2,626,890)
                                            ---------------                      ---------------
Net loss from continuing operations
    attributable to common stockholders         (8,081,632)   $    (0.11)           (20,014,966)    $    (0.37)
Discontinued operations                          3,654,499          0.05             (1,205,049)         (0.02)
Extraordinary items                                372,061          0.01                      -             -
                                            ----------------  ------------       ---------------    --------------------
Loss attributable to common stockholders    $   (4,055,072)   $    (0.05)        $  (21,220,015)    $    (0.39)
                                            ================  ============       ================   =====================

Weighted average common shares
    outstanding                                  76,479,555                          54,020,736
                                            ================                     ================

                                                             Nine months ended September 30,
                                            -------------------------------------------------------------------------------
                                                             1999                                     1998
                                            -------------------------------------     -------------------------------------
                                                                     Per share                                 Per share
                                                     Loss              Amount                  Loss             Amount
                                            -------------------------------------     -------------------------------------
Loss from continuing operations             $   (19,871,411)                          $   (33,987,567)
Preferred stock dividends                        (2,460,518)                               (2,626,890)
                                            -----------------                         -----------------
Net loss from continuing operations
    attributable to common stockholders         (22,331,929)   $    (0.33)                (36,614,457)    $    (0.73)
Discontinued operations                             662,920          0.01                  (1,205,049)         (0.02)
Extraordinary items                                 372,061          0.01                          -               -
                                           -----------------   -------------          ----------------    -----------------
Loss attributable to common stockholders   $    (21,296,948)   $    (0.32)            $   (37,819,506)    $    (0.75)
                                           =================   =============          ================    =================

Weighted average common shares
    outstanding                                  68,678,645                                50,385,468
                                            ================                          ================



2.   SALE OF THE HEALTHCARE SOLUTIONS GROUP

In September 1999, the Company completed the sale of the operations and a significant portion of the assets of its HealthCare Solutions Group (the "HSG") to Lernout & Hauspie Speech Products N.V. ("L&H"), an unrelated third party, for up to $28,000,000. At the closing of this transaction, $21,500,000, less certain credits of $194,018 was paid and $2,500,000 was deposited into an 18-month escrow account in connection with the representations and warranties made by Fonix in the sales transaction. Any remaining amount up to $4,000,000 is an earnout contingent on the

                  Fonix Corporation and Subsidiaries
                     (A Development Stage Company)
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


performance of the HSG over the next two years. The Company will not record the contingent earnout, if any, until successful completion of the earnout period. The sale was approved by a majority of Fonix's stockholders. The proceeds from the sale were used to reduce certain of the Company's liabilities and to provide working capital to allow Fonix to focus on marketing and development opportunities for its Interactive Technology Solutions Group. The assets sold include inventory, property and equipment, certain prepaid expenses, purchased core technology and other assets of the HSG. Additionally, L&H assumed the capital lease obligations related to the HSG and the obligations related to certain of the Company's deferred revenues.

On September 1, 1999, upon the closing of the Sale, the Company discontinued the operations of the HSG. The results of operations of the HSG have been reported separately as discontinued operations in the accompanying condensed consolidated statements of operations. Prior year results have been restated to provide comparability. The net assets (liabilities) of the HSG in the December 31, 1998 condensed consolidated balance sheet consist of the following:

         Inventory                                            $      72,582
         Other receivables                                            4,554
         Deferred revenues                                         (675,997)
                                                              --------------
              Net current assets (liabilities)                $   (598,861)
                                                              =============

         Property and equipment, net of
            accumulated depreciation of $27,367               $     182,981
         Intangible assets, net of accumulated
            amortization of $828,886                             19,379,131
         Other assets                                                22,343
                                                              --------------

             Net long-term assets                             $  19,584,455
                                                              ==============

Revenues from HSG's operations were $1,726,262 for the period from January 1, 1999 to September 1, 1999 and $103,517 for the nine months ended September 30, 1998. These amounts have not been included in revenues reported in the accompanying condensed consolidated statements of operations.

3.  FORGIVENESS OF TRADE PAYABLES AND ACCRUED INTEREST

In September 1999, the Company negotiated reductions of $221,376 in amounts due various trade vendors. Additionally, the Company negotiated reductions of $150,685 in accrued interest owed to certain note holders. These amounts have been accounted for as extraordinary items in the accompanying condensed consolidated statements of operations.

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

The Company also acquired Articulate Systems, Inc. ("Articulate") in September 1998. Articulate was a provider of voice recognition products to specialized segments of the healthcare industry under the PowerScribe(R) trade name. The

                     Fonix Corporation and Subsidiaries
                        (A Development Stage Company)
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


Company operated the Articulate business through the HSG. The operations and substantially all the assets of the HSG were sold on September 2, 1999 (see Note
2). All of the acquisitions discussed above were accounted for as purchases.

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


                                                     Three Months Ended      Nine Months Ended
                                                      September 30,1998     September 30, 1998
                                                     -------------------    -------------------
Revenues                                            $        145,185         $     2,804,667

Net loss from continuing operations                     (13,932,394)             (22,211,826)

Net loss from continuing operations
   attributable to common stockholders                  (16,559,284)             (24,970,376)

Basic and diluted net loss
   per common share                                           (0.31)                   (0.49)

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

During the nine months ended September 30, 1999, the Company paid, or otherwise reduced through agreement (see Note 5), notes payable to various related parties totaling $8,414,255, plus accrued interest.

In September 1999, the Company paid other notes payable to unrelated parties aggregating $588,000 plus accrued interest. Additionally, a revolving note payable in the amount of $50,000 was paid by a former employee and is included as an account payable.

A revolving note payable in the amount of $19,988,193 at December 31, 1998, plus accrued interest, was paid in full in January 1999.

8.  SERIES C 5% CONVERTIBLE DEBENTURES

On January 29, 1999, the Company entered into a Securities Purchase Agreement with four investors pursuant to which the Company sold its Series C 5%, Convertible Debentures (the "Debentures") in the aggregate principal amount of $4,000,000. The outstanding principal amount of the Debentures is convertible at any time at the option of the holders into shares of the Company's common stock at a conversion price, subject to adjustment, equal to the lesser of $1.25 or 80 percent of the average of the closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date. The Company recorded $687,500 as interest expense upon the issuance of the Debentures in connection with this beneficial conversion feature. The Company also issued 400,000 warrants to purchase an equal number of the Company's common shares at a strike price of $1.25 per share in connection with this financing. The warrants are exercisable for a period of three years from the date of grant. The estimated fair value of the warrants of $192,000, as computed under the Black-Scholes pricing model, was recorded as interest expense upon the issuance of the Debentures. On March 3, 1999, the Company executed a supplemental agreement pursuant to which the Company agreed to sell another $2,500,000 principal amount of Debentures on the same terms and conditions as the January 29, 1999 agreement, except no additional warrants were issued. The Company recorded $1,062,500 as interest expense upon the issuance of the additional Debentures in connection with the beneficial conversion feature. The obligations of the Company for repayment of the Debentures, as well as its obligation to register the common stock underlying the potential conversion of the Debentures and the exercise of the warrants issued in these transactions, are personally guaranteed by the Guarantors (see Note 10). In connection with the March 3, 1999 funding, the Company agreed to grant a lien on the patent covering the Company's Automated Speech Recognition ("ASR") technologies as collateral for repayment of the debentures. However, to date no lien on the patent has been granted. The Guarantors guaranteed the obligations of the Company under the Debentures and pledged 6,000,000 shares of common stock of the Company beneficially owned by them as collateral security for their obligations under their guarantee.

The outstanding principal amount of the Debentures bears interest at a rate of 5%, payable on March 31, June 30, September 30, and December 31, and on each conversion date, of each year during the term of the Debentures. In addition, the interest on the outstanding principal amount of the Debentures may, at the Company's option, be paid in shares of the Company's Class A common stock calculated based upon the Debenture Conversion Price on the date such

                    Fonix Corporation and Subsidiaries
                       (A Development Stage Company)
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


interest becomes due. The Company has not paid interest on the Debentures at any time since they were issued. Under the terms of the Debentures, the investors could charge penalties for such failure. However, the investors have waived all such penalties accruing prior to October 1, 1999.

Under the terms of the Debentures, in the event that the Company fails to file and have declared effective the registration statement registering the shares underlying the Debentures, the holders of the Debentures may elect penalty provisions to (a) reduce the conversion price by 2.5% per month until the registration statement is declared effective, or (b) receive 2.5% of the outstanding principal amount of Debentures per month, in cash. To date, the Company has not filed the registration statement or had it declared effective as required. However, all holders waived the penalty provisions through June 30, 1999. Additionally, some holders of the Debentures agreed to a partial waiver of their penalty provisions through September 30, 1999. The holders of the Debentures have agreed to waive the penalty provisions, contingent on the registration statement being declared effective by February 29, 2000. In the event that the registration statement is not declared effective by that date, the penalty provisions automatically apply, retroactive to October 1, 1999.

Subsequent to the March 3, 1999, funding, the holders of the Debentures notified the Company and the Guarantors that the Guarantors were in default of certain terms of the stock pledge agreement executed by the Guarantors in favor of the holders as a result of the Company's failure to register the resale of the shares underlying the Debentures, and that the holders may therefore exercise their right to sell the shares pledged by the Guarantors. The holders of the Debentures have subsequently informed the Company that they have sold the 6,000,000 shares pledged by the Guarantors and that proceeds from the sale of the pledged shares has aggregated $3,278,893. Of this total, $406,250 related to penalties attributable to default provisions of the stock pledge agreement and recorded was as interest expense and $343,750 related to provisions of the Series D Preferred Stock and has been recorded as preferred stock dividends. Both of these amounts were recorded during the three months ended September 30, 1999. The remaining $2,528,893 of the proceeds was applied as a reduction of the principal balance of the Debentures as of September 30, 1999. Additional
interest payable under the provisions of the stock pledge and related indemnification agreements has been recorded by the Company as an accrued liability in the amount of $731,250. Under its indemnity agreement in favor of the Guarantors, the Company will issue 6,000,000 replacement shares to the Guarantors for the shares sold by the holders and reimburse the Guarantors for any costs incurred as a result of the holders' sales of the Guarantors' shares (see Note 10).

On December 3, 1999, the Company received notice that its Class A common stock had been delisted from the Nasdaq SmallCap Market. The delisting was an event of default under the terms of the Debentures. Upon the occurrence of this event of default, the outstanding principal amount of the Debentures, together with accrued interest, became immediately due and payable in cash. However, the holders of the Debentures waived this event of default.

9.  STOCKHOLDERS' EQUITY

Common Stock Subject to Redemption - On December 21, 1998, the Company entered into a private placement securities agreement. Pursuant to the agreement, the Company received $1,980,000 in net proceeds in exchange for 1,801,802 shares of redeemable common stock, an equal number of "Repricing Rights," Repurchase Rights, and warrants to purchase 200,000 shares of common stock. Each Repricing Right entitles the holder to receive a number of additional shares of common stock for no additional consideration according to a formula ("Repricing Rights") based on the lowest closing bid price of the Company's common stock during the 15 consecutive trading days immediately preceding the exercise date and a repricing price, as defined, ranging from $1.3875 to $1.4319 depending upon the date of the exercise. The repricing rights became exercisable on March 21, 1999.

Each holder of the Repurchase Rights has the right, based on certain conditions, to require the Company to repurchase all or a portion of the holder's common shares or Repricing Rights. The Repurchase Rights may only be exercised simultaneously with or after the occurrence of a major transaction or triggering event. Major transactions and triggering

                      Fonix Corporation and Subsidiaries
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


events consist of, among others, certain consolidations, mergers or other business combinations, the sale or transfer of all or substantially all the Company's assets, a purchase, tender or exchange offering of more than 40 percent of the Company's outstanding common stock made and accepted, the failure to have a related registration statement declared effective prior to June 19, 1999 or a suspension from listing or delisting of the Company's common stock for a period of more than three days. As a registration statement registering the shares and the shares underlying the Repricing Rights was no declared effective by June 19, 1999, and the Company's Class A common stock has been delisted from the Nasdaq SmallCap Market, the holders had the right to exercise the Repurchase Right. However, the holder has waived its right to exercise the repurchase option as a result of the delisting of the Class A common stock from the Nasdaq SmallCap Market and deferred until March 1, 2000, its right to require repurchase as a result of the Company's failure to register the shares underlying the Repurchase Rights and the Class A common stock. If such shares are not registered before March 1, 2000, the holder may exercise the Repurchase Rights.

The repurchase price for the common stock is $1.3875 per share. The repurchase price for the Repricing Rights is based on a formula using the Repricing Rate and the last reported sale price of the Company's common stock on the date of the exercise of the repurchase right.

Series D and E Preferred Stock - During the nine months ended September 30, 1999, 131,667 shares of Series D preferred stock and 135,072 shares of Series E preferred stock, together with related dividends on each, were converted into 8,467,129 shares and 5,729,156 shares, respectively, of the Company's common stock. After the above conversions 876,667 shares of Series D preferred stock remain outstanding.

On December 3, 1999, the Company received notice that its Class A common stock had been delisted from the Nasdaq SmallCap Market, in part because the stock price had been below $1.00 per share since approximately March 1999 (see Note
15). However, the Company's Class A common stock is currently trading on the OTC Bulletin Board.

The delisting of the Company's Class A common stock from the Nasdaq SmallCap Market was an event of default under the terms of the Series D preferred stock. Upon the occurrence of an event of default, the Company was required to pay to each holder of Series D preferred stock a fee of two percent of the purchase price of the Series D preferred stock in cash for each month during which the stock is delisted. However, the holders of the Series D preferred stock have waived this event of default.

Common Stock - The Company incurred an obligation to issue 6,000,000 shares of common stock to two individuals who are executive officers and directors and one individual who is a former officer and director of the Company in satisfaction of an indemnification agreement wherein the Company was required to pay any sums the three individuals paid for the benefit of the Company. The shares are to be issued to replace shares beneficially owned by the three individuals and sold by the holders of the Debentures and Series D preferred stock (see Note 10).

On June 2, 1999, the Company issued 200,000 shares of common stock (having a market value of $100,000 on that date) to an unrelated individual in payment for consulting services rendered.

In April 1999, five former PAI shareholders agreed to cancel 970,586 shares of common stock to the Company reducing the total shares they had received from the Company in the 1998 acquisition of PAI from 3,111,114 shares to 2,140,528 shares. The shares were effectively canceled in September 1999 in connection with the Settlement Payment (see Note 5). The original fair market value of $1,000,917 associated with the canceled shares is reflected as a reduction to goodwill associated with the purchase of PAI.

                      Fonix Corporation and Subsidiaries
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


As of September 30, 1999

Common Stock Options - During the nine months ended September 30, 1999, the Company granted 754,500 stock options to employees at exercise prices ranging from $0.59 to $1.78 per share. Additionally, 9,500 stock options were granted to two consultants for services provided to the Company. The fair market value of the consultant options was $1.32 per share, or $12,540 in total, using the Black-Scholes pricing model and was charged to product development and research expense. The term of all options granted during this nine month period is ten years from the date of grant. Of the stock options issued, 726,334 vested immediately, 18,834 vest six months after issuance and 18,832 vest one year after issuance. The weighted average fair value of the options granted to employees during the nine months ended September 30, 1999 was $1.31 per share using the Black-Scholes pricing model. Had compensation expense for the issuance of these options been recorded in accordance with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss from continuing operations attributable to common stockholders would have been $22,281,723 or $0.32 per share for the nine months ended September 30, 1999. As of September 30, 1999, the Company had a total of 15,536,582 options outstanding.

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

Subsequent to the March 3, 1999, funding, the holders of the Debentures notified the Company and the Guarantors that the Guarantors were in default of certain terms of the stock pledge agreement as a result of the Company's failure to register in a timely manner the resale of the shares underlying the Debentures, and that the holders may exercise their right to sell the shares pledged by the Guarantors. The holders of the Debentures have subsequently informed the Company that proceeds from the sale of the 6,000,000 pledged shares has aggregated $3,278,893. Under its indemnity agreement in favor of the Guarantors, the Company is obligated to issue 6,000,000 replacement shares to the Guarantors for the shares sold by the holders of the Debentures. Additionally, the Company has recorded a related party liability of $1,296,600 as a reimbursement to the Guarantors for the income taxes incurred by the Guarantors as a result of the holders' sales of the Guarantors' shares.

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

As of September 30, 1999, no guarantees remain outstanding. However, the Company anticipates that in the future the Guarantors may request that the Company provide indemnity and/or compensation for the guarantees, advances and/or pledges by the Guarantors for the benefit of the Company. To the extent such requests, if any, are reasonable and of a nature similar to what the Company would grant to unrelated parties in similar transactions, the Company presently anticipates that it will submit any such requests to the Board of Directors for consideration.

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

OGI - On July 28, 1999, Oregon Graduate Institute ("OGI") filed a notice of default, demand for mediation and demand for arbitration with the American Arbitration Association. In its demand, OGI asserted that Fonix was in default under three separate agreements between the Company and OGI in the total amount of $175,000. On or about September 23, 1999, the Company responded to OGI's demand and denied the existence of a default under the three agreements identified by OGI. Moreover, the Company asserted a counterclaim against OGI in an amount not less than $250,000. The arbitrator appointed by the American Arbitration Association will conduct a scheduling conference in January 2000 to set dates for the proceeding, including the date of the arbitration hearing.

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

Appointment of Director - Effective October 29, 1999, Mark S. Tanner was appointed as a member of the Company's Board of Directors. Mr. Tanner becomes the second independent member appointed to the Board of Directors during 1999. Previously, on September 2, 1999, William A. Maasberg, Jr. was appointed as an independent member of the Company's Board of Directors.

Conversion of Series D Preferred Stock - Subsequent to September 30, 1999, a total of 494,944 shares of Series D preferred stock, together with related dividends, were converted into 38,785,1425 shares of the Company's common stock. After the above conversions 381,723 shares of Series D preferred stock remain outstanding.

Delisting from the Nasdaq SmallCap Market - Until recently, the Company's Class A common stock traded on the Nasdaq SmallCap market which requires, for continued listing, a minimum bid price of at least $1.00 per share. At June 29, 1999, the Company's Class A common stock had traded below $1.00 for more than thirty consecutive trading days. On June 29, 1999, the Company received a letter from Nasdaq indicating that unless the minimum bid price for the Company's Class A common stock returned to at least $1.00 per share for at least ten consecutive trading days prior to September 29, 1999, the Company's shares would be delisted from the Nasdaq SmallCap Market on October 1, 1999. The Company appealed Nasdaq's notice and listing determination in September 1999. Nasdaq held a hearing on the matter on October 28, 1999.

On December 3, 1999, the Company received notice that its Class A common stock had been delisted from the Nasdaq SmallCap Market, in part because the stock price had been below $1.00 per share since approximately March 1999. The Company is currently evaluating its options, including the possibility of appealing the delisting decision. However, the Company's Class A common stock is currently trading on the OTC Bulletin Board.

Additionally, the delisting of the Company's Class A common stock from the Nasdaq SmallCap Market was an event of default under the terms of the Debentures. Upon the occurrence of an event of default, the outstanding principal amount of all of the Debentures, together with accrued interest and all other amounts owing in respect thereof, became immediately due and payable in cash. However, the holders of the Debentures have waived this event of default.

                      Fonix Corporation and Subsidiaries
                         (A Development Stage Company)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Finally, the delisting of the Company's Class A common stock from the Nasdaq SmallCap Market was a triggering event giving rise to certain repurchase rights in connection with the Company's Series D and Series E preferred stock. The holders of the Repurchase Rights had the right to require Fonix to repurchase some or all of the investor's Class A common shares and Repricing Rights. However, the holders have waived this event of default.

Recent Financing Activities -Fonix has recently entered into an agreement with four investors whereby Fonix intends to sell to the investors a total of 250,000 shares of its Series F 6% Convertible Preferred Stock (the "Series F Preferred Stock"), in return for payment of $5,000,000. It is anticipated that the Series F Preferred Stock will be convertible into shares of Fonix's Class A common stock during the first six months following the closing of the transaction at a price of $0.75 per share, and thereafter at a price equal to 90% of the average of the three lowest closing bid prices in the twenty-day trading period prior to the conversion of the Series F Preferred Stock. Fonix anticipates that the investors will receive registration rights which will require Fonix to file a registration statement covering the shares underlying the Series F Preferred Stock, and that Fonix will have the option of redeeming any outstanding Series F Preferred Stock. Although Fonix has received approximately $1,000,000 as an advance in connection with this financing, the securities purchase agreement has not been signed. Accordingly, the terms may differ from those set forth in this paragraph.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE
RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AS AMENDED, FOR THE YEAR ENDED DECEMBER 31, 1998.


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

         Fonix is pursuing revenue opportunities through generation of non-recurring engineering fees, product and technology license royalties, product sales and product support maintenance contracts. The Company markets its products and core technologies to software developers, consumer electronic manufacturers (including producers of computer processors or chips), third party product developers, operating system developers, network and share-ware developers and Internet and web related companies. The Company focuses marketing toward both embedded systems applications and server-based solutions for Internet and telephony voice activated applications.

         Manufacturers of consumer electronic products, software development and Internet content use Fonix core technologies to simplify the use of their
products  and  increase  product  functionality   resulting  in  broader  market
opportunities and significant competitive advantage. Unlike traditional stand-alone consumer speech and language technologies, Fonix solutions support multiple platforms, are environment and speaker independent, while providing easy integration within a relatively small memory requirement.

Competitive Advantages of Core Technologies

         Fonix  core   technologies   have  key   competitive   advantages  that
differentiate them from other speech and handwriting technology companies.

         ASR. Fonix researchers have developed and patented what the Company believes to be a fundamentally new and unique approach to the analysis of human speech sounds and the contextual recognition of speech. The core ASR technologies attempt to approximate the techniques employed by the human auditory system and language understanding centers in the human brain. The ASR technologies use information in speech sounds perceptible to humans but not discernible by current ASR systems. The ASR technologies also employ neural network technologies (artificial intelligence techniques) for identifying speech components and word sequences contextually, similar to the way in which scientists  believe  information  is processed by the human brain.  As presently developed, the phonetic sound recognition engine is comprised of several components including audio signal processing, a feature extraction process, a phoneme estimation process, and a linguistic process based on proprietary neural net technologies that are designed to interpret human speech contextually. This development has yielded a proprietary ASR system utilizing a unique front-end analysis of the acoustic speech signal, a neural net-based phoneme identifier, and a neural-net architecture for back-end  language  modeling.  The latter component is known as
MULTCONS or multi-level temporal constraint satisfaction network. These developments have been the subject of two issued patents and several pending patents. In addition, the Company has acquired a related patent covering the front-end recognition process.

         The Company believes the reliable recognition of natural, spontaneous speech spoken by one or more individuals in a variety of common environments by means of a conveniently placed microphone will significantly improve the performance, utility and convenience of applications such as computer command and control, voice activated navigation of the Internet, data input, text generation, telephony transactions, continuous dictation, and other applications in both embedded and server based applications.

         Fonix has pursued the development of these ASR technologies to produce salable products and gain market share by overcoming the limitations of currently available commercial ASR systems and broadening the market acceptance and use of human/computer interaction technologies. Key benefits resulting from Fonix proprietary ASR technologies which differentiate Fonix ASR products and technologies from other currently available competitive products include:

1. Significantly reduced computer memory requirements allowing speech recognition to operate in embedded system environments, or enabling server-based systems to operate with significantly more simultaneous users because memory requirements do not encumber as much operating system resources as competitive traditional systems.
2. Significantly reduced power requirements making Fonix technologies available for use in a host of smaller computing solutions with limited battery/power capacity and enabling more simultaneous users on server-based systems.
3. Speaker independence allowing various speakers to use the same system without the system being trained to a particular user's voice and dialect.
4. Excellent noise cancellation qualities allowing the ASR system to extract ambient background noise, thus allowing higher recognition rates in noisy environments.
5.       Highly reduced need for headsets or tethered microphones.
6. Rapid porting to multiple computer chip platforms and operating systems to create broad product demand. 7. The Fonix Accelerated Applications Speech Technology (FAAST) product is a leading edge, visual, integrated development environment which allows customers to build applications in a rapid time frame with a high rate of success and little outside resources thereby accelerating product time to market.

         The Company believes that its ASR technologies offer unique speech processing techniques that will improve a broad range of computing solutions and accelerate and enhance integration of human/computer interaction technologies into products, applications, solutions and devices.

         Although these plans represent management's beliefs and expectations based on its current understanding of the market and its experience in the industry, there can be no assurance that actual results will meet these expectations. See "Certain Significant Risk Factors." During 1998 and 1997, the Company has expended $12,109,065, and $7,066,294, respectively, on ASR research and development activities. Since its inception (October 1, 1993), the Company has spent $35,365,904 on research and development ("R&D") of its ASR technologies. The Company expects that a substantial part of its capital resources will continue to be devoted to research and development of ASR technologies and other proprietary technologies for the foreseeable future.

         TTS. Fonix text-to-speech products include a small, proprietary vocabulary-true human-quality synthetic voice with full prosody and an unlimited vocabulary text-to-speech engine initially developed by AcuVoice and purchased by Fonix in 1998. All TTS products are sold under the Fonix brand name.

         The Company's TTS products began as a new approach to synthesized speech, a system using actual recordings of "units" of human speech (i.e., the sound pulsation). Since the unit of speech often consists of more than one phoneme (sound), Fonix's approach has been called a "large segment concatenative speech synthesis" approach. Other companies such as DEC and AT&T began in the early 1960s and continue until the present to use a method called "parametric speech synthesis." Parametric systems have problems of speech quality, because their unit is not an actual recording, but a computer's version of what a human voice sounds like. Poor speech quality also occurs because the parametric unit consists, for the most part, of a single phoneme, such as the "t" in the word "time." Fonix synthetic speech products have been recognized as high quality, human sounding engines which include full voice inflection, intonation and clarity. Fonix' large vocabulary TTS ("LVTTS") engine won awards as "best text-to-speech" product at the Computer Technology Expo '97 and '98 and the best of show award at AVIOS '97. Presently LVTTS products are sold to end-users, systems integrators and OEMs in telecommunications, multi-media, educational and assistive technology markets.

         The products include the Fonix AV 1700 TTS system for end-user desktop and laptop system use. The Fonix AV 2001 SDK is a software development kit for developers of telephony applications. Run-time software licenses for the AV 2001 are offered for applications developed with the SDK. The SDK supports major computer telephony platforms.

         During the nine months ended September 30, 1999, the Company received in the aggregate, $348,726 in revenue from licensing or sale of the TTS technologies and products compared to pro-forma revenue of $246,382 for the comparable nine month period of 1998.

         HWR. In October 1998, Fonix acquired Papyrus Associates, Inc. ("Papyrus"), including its Allegro handwriting recognition software. The Allegro handwriting recognition software is a single letter recognition system like the popular Graffiti handwriting recognition software for the PalmPilot PDA. However, Allegro's alphabet is all natural in appearance involving lower case letter making. The Allegro system is easy to use and requires practically no learning. Allegro is sold by Purple Software in England for the Psion Series 5 hand-held PC. This software has also been licensed to Philips for use with its line of smart cell phones. Allegro is also the subject of a sales agreement with Lucent Technologies for use in its Inferno operating system. Papyrus has also developed cursive handwriting recognition software which recognizes naturally-written whole words. This cursive technology is only available as a licensed product to OEM customers. Both the Allegro and the cursive handwriting recognition software are user independent and require no training on the software.

         During the nine months ended September 30, 1999, the Company received $2,357 in revenue from licensing or sale of the handwriting recognition technologies compared to pro-forma revenue of $190,147 for the comparable nine month period of 1998.

Market Strategy

         The world-wide market for ASR, TTS and HWR technologies and products is newly emerging. Currently, only a small portion of prospective applications for these human/computer interaction technologies has reached the critical point of commercial viability. Among the largest current markets developing or employing speech technologies are applications in the telephony and call centers, automatic desktop dictation software, telematic, personal hand-held communication solutions, Internet voice portals and research and development markets. Historically, development of speech products in an emerging market has been affected by declining margins, large memory requirements, non- extendable technology, operating system platform dependence, lack of integration and non-recurring engineering dependence. Recently, several forces have driven market trends toward accelerated demand for speech including technology convergence (more speech products companies and proliferation of the world wide web), explosive growth in mobile personal communications and organization devices, and legislative concerns for consumer safety and handicap access to technology.

         The Company has strategically sought markets for its core technologies with high margins, broad use, rapid development and market emergence/presence. Fonix has also strategically avoided markets with low margins which are commodity driven, subject to continuous price compression and require massive, costly customer support systems.

         The Company's current marketing strategy is governed by the following general principles:

1. Specific focus on markets where current revenues can be realized through a market driven approach and away from markets focusing on continued research and development.
2. Pursuit of customers who enjoy dominant or significant market share in their respective markets and who display financial ability and marketing organization to rapidly bring products to market.
3. Pursuit of integration into customer products where Fonix technology is directly compatible and can go to market with minimal additional development engineering.
4. Partner with customers who have existing marketing channels in place and leverage product sales through those channels.
5. Generally position Fonix as a provider of second tiercustomer support, providing training and tools for Fonix customers who create excellent front line support systems for their end-user customers.

         Because the Company is pursuing integration into mass market, industrial, general business and personal electronic products and computing solutions, lead time to revenue generation is longer than retail, commodity driven software products. The Company's products sold and integrated into customer applications are subject to both customer production schedules and customer success in marketing the products and generating product sales. The Company's revenues are thus subject to delays and possible cancellation resulting from customer integration delays.

         To bring the Company's proprietary technologies to market, Fonix has focused marketing and product development into embedded markets and server-based markets.

Embedded Markets

         Increasingly efficient and powerful computing solutions have rapidly developed new markets by creating smaller, more convenient devices equipped with personalized functions. These devices include PDAs (personal digital assistants), cellular phones, web pads, wireless communications devices, and other consumer electronics. A significant deterrent to full functionality of powerful yet small computing devices is the current need for a keyboard and/or a mouse to interface with the device. Recent integration of HWR technology has helped to increase the demand for natural, intuitive human/computer interactions with these devices and has helped markets to emerge ready to pay for speech recognition and synthetic speech in computing solutions. The next step to greater human/computer interaction is to integrate speech into these products. Other product developments are driving additional interest in human/computer technologies including new products (electronic books, wearable computers), testing of smart appliances and toys (VCRs, answering machines, wireless phones, climate control systems) and automotive applications (command and control, hands free cellular phones and voice activated navigation systems).

         Historically, micro processors did not contain enough memory or computing power (MIPS) to operate most ASR and TTS applications. This created a significant problem for embedded markets. Adding the hardware necessary to boost memory and computing power would increase the price of devices higher than consumer markets would tolerate.

         Because of proprietary engineering innovations, Fonix ASR and TTS technologies have memory and power requirements that fall well within tolerances needed to speech enable applications using existing 16 bit and 32 bit processors. To capitalize on this distinct competitive advantage, Fonix is pursuing sales and partnership relationships with companies offering embedded products for mass consumer markets, industrial applications and business computing solutions.

         Fonix has identified key embedded market segments which it believes will provide long term, sustainable revenue flow using proprietary ASR, TTS and HWR technologies and which meet Fonix's general business strategy objectives. These strategically focused embedded markets include:

1. Chip Manufacturers. Digital signal processor ("DSP") and micro processor manufacturers are currently highly focused on technology innovations which will support and drive sales of chips through third party vendors. Because Fonix ASR and TTS technologies have demonstrated the ability to operate in these environments, Fonix is pursuing relationships with these manufacturers to leverage their existing marketing channels.
2. Design and Development Contractors. Firms designing reference platforms and real products and developing functions operating on those platforms through contracts with major mass market product suppliers provide a strong market for Fonix with channels to major consumer electronics marketers.
3. Software Developers. Many software developers in multiple markets provide opportunity for Fonix to enhance software sales for these companies by enabling their software products with one or more human/computer interaction technologies, leading to leveraged product sales and royalty revenue for Fonix.
4. Third Party Product Developers. Many companies are currently seeking ASR, TTS and HWR technologies to integrate into a host of consumer electronic devices, commercial applications and business solutions. Fonix evaluates each prospective opportunity and the tradeoff between revenue potential and development time required. Primary markets for these applications are in automotive and aviation telematics, industrial wearable computers, mobile communications devices and PDA's.

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

         The Company is addressing this market opportunity from the strengths of its core technologies. Fonix has released version 1 of its FAAST (Fonix Accelerated Application Speech Technology) for Servers. FAAST for Servers provides application developers with a tool enabling rapid development of ASR and TTS which can be quickly and cleanly ported into their product. FAAST for Servers is targeted to currently emerging and newly developing markets expected to utilize speech applications in the near and mid-term future.

         In addition, the Company is focused on direct product development in server-based markets. This focus is employed in three primary areas:

1. Internet Voice Portals. Speech enabled access to the Internet and web site navigation is a rapidly emerging need. Fonix is developing and will soon implement products for voice portals to the Internet which may be purchased for use by portal companies, web sites and content providers, Internet service providers, and browsers.
2. TTS for Reading Web Sites. Since over 70% of all web content is text, demand for products allowing web content to be read to the user is rapidly growing. Fonix has developed a web page reader which can be added to web sites. Working in concert with established audio players, this product is targeted toward the largest web content providers worldwide in media, government, business and other industries.
3. Network Systems Command and Control and E-mail Reader. Fonix provides both ASR and TTS which can be seamlessly integrated into network software to speech-enable software applications.
4. Video Captioning. The Company has developed a means to effectively use ASR to create automatic forced alignment and automatic closed and open captioning for video aftermarket editing services. Future versions of this product will include real-time live closed captioning systems utilizing Fonix continuous ASR. Major video software developers and marketers and large scale video editing and production facilities are prime targets for this product.

Fonix Product Development and Delivery Focus

         The focus of Fonix management is to transition a technology research development team focused on invention and proof of concept into a team which delivers quality products on schedule and within budget, while at the same time continuing to achieve technology upgrades to maintain distinct competitive technology advantages.

         To accelerate the delivery of Fonix technologies into the market as bona fide products, Fonix management has reconfigured the R&D-oriented development organization into a Product Delivery/R&D matrix organization. The new structure consists of the traditional R&D-oriented organization overlaid by product teams led by product managers who are marketing-oriented and charged with direct profit and loss responsibilities. These responsibilities begin with market research and with product definition and specification and end with delivery of quality products which address real needs identified by the marketplace, on schedule and within budget. As identified by industry experience, this is a demanding but necessary role, and has been found industry wide to be indispensable in transforming a company from the R&D phase into the product delivery phase.

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

In the ordinary course of its business, Fonix tests and evaluates its technologies and software and hardware products. The Company believes that its technologies and products are Year 2000 compliant, meaning that the use or occurrence of dates on or after January 1, 2000 will not materially affect the performance of such technologies or products with respect to four digit date dependent data or the ability of such products to correctly create, store, process, and output information related to such data. However, the Company may learn that certain of its technologies or products do not contain all necessary software routines and codes necessary for the accurate calculation, display, storage, and manipulation of data involving dates. In addition, the Company has warranted or expects to warrant that the use or occurrence of dates on or after January 1, 2000 will not adversely affect the performance of its technologies or products with respect to four digit date dependent data or the ability to create, store, process, and output information related to such data. If the end users of any of Company's technologies or products experience Year 2000 problems, those persons could assert claims for damages.

Fonix uses third-party equipment and software that the Company believes to be Year 2000 compliant. The Company has substantially completed a review of key products provided by outside vendors to determine if those products comply with Year 2000 requirements and presently believes that all software provided by third parties that is critical to its business is Year 2000 compliant. The Company has also completed a review of all internal systems for Year 2000 compliance and presently believes the internal systems are Year 2000 compliant. If, however, this third-party equipment or software does not operate properly with regard to the Year 2000 issue, the Company may incur unexpected expenses to remedy any problems. Such costs may materially adversely affect the Company's business, operating results, and financial condition. In addition, if the Company's key systems, or a significant number of its systems, fail as a result of Year 2000 problems the Company could incur substantial costs and disruption of its business. The Company may also experience delays in implementing Year 2000 compliant software products. Any of these problems may materially adversely affect Fonix's business, operating results or financial condition.

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


Nine months ended September 30, 1999 compared with nine months ended September 30, 1998

During the nine months ended September 30, 1999, the Company recorded revenues of $351,083, a decrease of $2,216,702 over the same period in the previous year. In the 1998 period, the Company received revenues of $2,368,138 from Siemens as a non-refundable license fee for which the Company had no further obligation of any kind. The 1999 revenues are primarily from sales and licensing fees related to the TTS technologies and products.

Selling, general and administrative expenses were $7,537,577 and $6,112,765 for the nine months ended September 30, 1999 and 1998, respectively. Salaries, wages and related costs were $4,090,525 and $2,584,164 for the nine months ended September 30, 1999 and 1998, respectively, an increase of $1,506,361. This increase is attributable to $1,296,600 in expenses related to the indemnification of income tax liabilities resulting from the sale of shares beneficially owned by two executive officers and one former executive officer for payment of Company obligations and to management's redirection of labor resources from core development and research activities to selling, business development and marketing activities, offset in part by management's cost reduction initiatives implemented in February 1999. Additionally, legal and accounting expenses increased $207,505, the increase is attributed primarily to the costs of services related to the sale of the HSG assets to L&H and to the costs of securities filings. Further, marketing expenses decreased $20,837 and consulting and outside services decreased by $98,178. These decreases are attributable to management's cost reduction initiatives implemented in February 1999.

The Company incurred product development and research expenses of $6,278,318 during the nine months ended September 30, 1999, a decrease of $3,680,115 over the same period in the previous year. This decrease was due primarily to management's cost reduction initiatives implemented in February 1999. The Company anticipates similar decreases in product development and research costs as it begins to complete the development of certain TTS products. During the nine months ended September 30, 1999 and 1998, the Company expended a total of approximately $250,000 and $80,000, respectively, in connection with the development of the AcuVoice purchased in-process R&D projects. The Company anticipates that its investment in ongoing product development and research will continue at decreased levels for the remainder of 1999 and 2000, assuming availability of working capital.

Amortization of goodwill and purchased core technologies was $1,962,443 and $1,100,336 for the nine months ended September 30, 1999 and 1998, respectively, representing an increase of $862,107. This increase is primarily attributable to the amortization of intangible assets acquired in connection with the acquisitions of AcuVoice and Papyrus.

Net other expense was $4,422,997 for the nine months ended September 30, 1999, a decrease of $1,793,260 over the nine months ended September 30, 1998. This decrease was due primarily to $6,111,577 in costs attributed to the cancellation of common stock reset provisions that occurred in 1998 and to a reduction in interest income of $809,371 from certificates of deposit that were converted to cash to retire a bank line of credit in January 1999, offset in part by an increase in interest expense of $3,354,006 attributable to the Series C 5% convertible debentures issued in January and March 1999.

In-Process Research and Development

At the date of acquisition of AcuVoice, management estimated that the acquired in-process research and development projects of AcuVoice were approximately 75 percent complete and that an additional $1.0 million would be required to develop these projects to commercial viability. Additionally, management anticipated release dates of the fourth quarter of 1999 for the AcuVoice projects. As of September 30, 1999, the Company has expended a total of approximately $380,000 in connection with the AcuVoice acquired in-process research and development projects, and management estimates that a total of approximately $620,000 will be required to complete the AcuVoice projects. Management also estimates that the AcuVoice projects are 85 percent complete as of September 30, 1999, and that the release dates will be in the second quarter of 2000.

Liquidity and Capital Resources

         The Company must raise additional funds to be able to satisfy its cash requirements during the next 12 months. The research and development, corporate operations and marketing expenses will continue to require additional capital. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities or sales of existing technologies or businesses to satisfy future capital requirements until such time as the Company is able to enter into additional third-party licensing or co-development arrangements such that it will be able to finance ongoing operations out of license, royalty and sales revenue. There can be no assurance that the Company will be able to enter into such agreements. Furthermore, the issuance of equity securities or other securities which are or may become convertible into equity securities of the Company in connection with such financing would result in dilution to the stockholders of the Company which could be substantial.

         The Company had negative working capital of $4,400,201 at September 30, 1999 compared to negative working capital of $14,678,975 at December 31, 1998. The current ratio was 0.35:1 at September 30, 1999 compared to 0.59:1 at December 31, 1998. Current assets decreased by $18,277,855 to $2,410,215 from December 31, 1998 to September 30, 1999. Current liabilities decreased by
$28,506,629 to $6,810,416 during the same period. The increase in working capital from December 31, 1998 to September 30, 1999, was primarily attributable to decreases in accounts and notes payable and notes payable to related parties, offset in part by increases in accrued liabilities, income taxes payable and decreases in cash and notes receivable. Total assets were $22,398,084 at September 30,1999 compared to $61,912,791 at December 31, 1998.

Delisting of the Company's Common Stock by Nasdaq

         Until recently, the Company's Class A common stock traded on the Nasdaq SmallCap Market which requires, for continued listing, a minimum bid price of at least $1.00 per share. At June 29, 1999, the Company's Class A common stock had traded below $1.00 for more than 30 consecutive trading days. On June 29, 1999, the Company received a letter from Nasdaq indicating that unless the minimum bid price for the Company's Class A common stock returned to at least $1.00 per share for at least 10 consecutive trading days prior to September 29, 1999, the Company's shares would be delisted from the Nasdaq SmallCap Market on October 1, 1999. The Company appealed the Nasdaq notice and a hearing was held on October 28, 1999.

         On December 3, 1999, the Company received notice that its stock had been delisted from the Nasdaq SmallCap Market as of December 3, 1999, in part because the stock price had been below $1.00 per share since approximately March 1999. The Company is currently evaluating its options, including the possibility of appealing the delisting decision. However, the Company's Class A common stock is currently trading on the OTC Bulletin Board.

         The result of delisting from the Nasdaq SmallCap Market could be a reduction in the liquidity of any investment in the Company's Class A common stock, even if the Company's shares continue to trade on the OTC Bulletin Board. Further, delisting could reduce the ability of holders of the Company's Class A common stock to purchase or sell shares as quickly and as inexpensively as they have done historically.

         The delisting of the Company's common stock from the Nasdaq SmallCap Market was an event of default under the terms of the Debentures and the Repurchase Rights. Upon the occurrence of this event of default, the unpaid principal amount of the Debentures, together with accrued interest thereon, was immediately due and payable. However, the holders of the Debentures and the Repurchase Rights have waived this event of default.

Sale of the HealthCare Solutions Group

         In September 1999, the Company completed the sale of the operations and a significant portion of the assets (the "Sale") of its HealthCare Solutions Group (the "HSG") to Lernout & Hauspie Speech Products N.V. ("L&H"), an unrelated third party, for up to $28,000,000. Of this sales price, $21,500,000, less certain credits of $194,018, was paid at closing, $2,500,000 is being held in an 18 month escrow account in connection with the representations and warranties made by the Company at the time of the Sale. Any remaining amount up to $4,000,000 is an earnout contingent on the performance of the HSG over the next two years. The Company will not record the contingent earnout, if any, until successful completion of the earnout period. The proceeds from the Sale were used to reduce a significant portion of the Company's liabilities and to provide working capital for the Company's marketing and distribution opportunities for its Interactive Technology Solutions Group. The assets sold include inventory, property and equipment, certain prepaid expenses, purchased core technology and other assets of HSG. Additionally, L&H assumed the capital and operating lease obligations related to the HSG and the obligations related to certain of the Company's deferred revenues.

Notes Payable

         After the Papyrus acquisition closed in October 1998, the Company investigated some of the representations and warranties made by Papyrus to induce the Company to acquire the Papyrus companies. The Company determined that certain of the representations made by Papyrus and its executive officers appeared to be inaccurate. On February 26, 1999, the Company filed an action against the former stockholders of Papyrus alleging misrepresentation and breach of contract. In March and April 1999, five of the former stockholders of Papyrus filed actions against the Company alleging default under the terms of the promissory notes issued to them in connection with the Papyrus acquisition and certain other claims. Subsequently, the Company entered into agreements with the five former Papyrus stockholders for dismissal of the actions and cancellation of the promissory notes upon payment to the former stockholders of $1,217,384 (the "Settlement Payment") and return of 970,586 shares of restricted common stock previously issued to the five former stockholders in connection with the acquisition of Papyrus. The Company paid the Settlement Payment in September 1999 and the lawsuits described above have been dismissed. The 970,586 shares were effectively canceled in September 1999 in connection with the Settlement Payment. The original fair market value of $1,000,917 associated with the canceled shares was reflected as a reduction to goodwill associated with the purchase of Papyrus Associates, Inc. As of September 30, 1999, the Company had unsecured notes payable to former Papyrus stockholders in the aggregate amount of $77,625, which notes were issued in connection with the acquisition of Papyrus. The holders of these notes have not made demand for payment.

         During the nine months ended September 30, 1999, the Company paid, or otherwise reduced through agreement notes payable to various related parties totaling $8,818,355, plus accrued interest. Additionally, the Company paid other notes payable to unrelated parties aggregating $560,000 plus accrued interest. Additionally, a revolving note payable in the amount of $50,000 was paid by a former employee and is included as an account payable. A revolving note payable in the amount of $19,988,193 at December 31, 1998, plus accrued interest, was paid in full in January 1999 with the proceeds from a certificate of deposit that secured the note and $22,667 in cash.

         In September  1999,  the Company  negotiated  reductions of $221,376 in amounts due various trade vendors. Additionally, the Company negotiated reductions of $150,685 in accrued interest owed to certain note holders. These amounts have been accounted for as extraordinary items in the 1999 condensed consolidated statements of operations.

December 1998 Equity Offering

         In connection with the Company's Equity Offering in December 1998, the holder of the 1,801,802 Class A common shares and the Repricing Rights may, upon the occurrence of certain events, require the Company to repurchase all or a portion of the holder's Class A common shares or repricing rights received in the Equity Offering, as follows:

         o For each Class A common share with a repricing right, the greater of $1.3875 or the sum of $1.11 plus the product of the Repricing Rate multiplied by the last reported sale price.

         o For each Repricing Right without the associated Class A common share, the product of the Repricing Rate multiplied by the last reported sale price.

         o For each Class A common share without the associated Repricing Right, $1.3875.

         For each of the above examples, the Repricing Rate is determined by calculating the following fraction:

                       (Repricing Price - Market Price)
                       --------------------------------
                                 Market Price

As of December 13, 1999, the Repricing Price was $1.4319, and the market price was $0.30.

         The events which trigger the Repurchase Rights include a failure by the Company to have a registration statement registering the Class A common shares and the shares underlying the Repricing Rights in the Equity Offering declared effective by June 19, 1999, or the delisting of the Class A common stock from the Nasdaq SmallCap Market. Because both of these events have occurred, the investor in the Equity Offering had the right to exercise the repurchase option. However, the Equity Offering investor waived its right to exercise the repurchase option as a result of the delisting of the Class A common stock from the Nasdaq SmallCap Market and deferred until March 1, 2000, its right to require repurchase as a result of the Company's failure to register the shares underlying the Repurchase Rights and Class A common stock. If such shares are not registered before March 1, 2000, the Equity Offering investor may exercise the Repurchase Rights. Presently, the Company does not have sufficient cash or other liquid assets to pay the amount which would be due if the holder of the Class A common shares and the Repricing Rights exercised its Repurchase Rights.

Series C 5% convertible debentures

         On January 29, 1999, the Company entered into a securities purchase agreement with four investors pursuant to which the Company sold its Series C 5% convertible debentures in the aggregate principal amount of $4,000,000. The outstanding principal amount of the Debentures is convertible at any time at the option of the holders into shares of the Company's common stock at a conversion price equal to the lesser of (1) $1.25 or (2) 80% of the average of the closing bid price of the Company's common stock for the five trading days immediately preceding the conversion date.

However, in the event that the Company fails to file and have declared effective the registration statement registering the shares underlying the Debentures, the holders of the Debentures may elect penalty provisions to (a) reduce the conversion price by 2.5% per month until the registration statement is declared effective, or (b) receive 2.5% of the outstanding principal amount of Debentures per month, in cash. To date, the Company has not filed the registration statement or had it declared effective as required. However, all holders waived the penalty provisions through June 30, 1999. Additionally, some holders of the Debentures agreed to a partial waiver of their penalty provisions through September 30, 1999. The holders of the Debentures have agreed to waive the penalty provisions, contingent on the registration statement being declared effective by February 29, 2000. In the event that the registration statement is not declared effective by that date, the penalty provisions automatically apply, retroactive to October 1, 1999.

         The outstanding principal amount of the Debentures bears interest at a rate of 5%, payable on March 31, June 30, September 30, and December 31, and on each conversion date, of each year during the term of the Debentures. In addition, the interest on the outstanding principal amount of the Debentures may, at the Company's option, be paid in shares of the Company's Class A common stock calculated based upon the Debenture Conversion Price on the date such interest becomes due. The Company has not paid interest on the Debentures at any time since they were issued. Under the terms of the Debentures, the investors could charge penalties for such failure. However, the investors have waived all such penalties accruing prior to October 1, 1999.

         The Company recorded $687,500 as interest expense upon the issuance of the Debentures in connection with this beneficial conversion feature. The Company also issued 400,000 warrants to purchase an equal number of the Company's common shares at a strike price of $1.25 per share in connection with this financing. The warrants are exercisable for a period of three years from the date of grant. The estimated fair value of the warrants of $192,000, as computed under the Black-Scholes pricing model, was recorded as interest expense upon the issuance of the Debentures. On March 3, 1999, the Company executed a supplemental agreement pursuant to which the Company agreed to sell another $2,500,000 principal amount of the Debentures on the same terms and conditions as the January 29, 1999 agreement, except no additional warrants were issued. The Company recorded $1,062,500 as interest expense upon the issuance of the supplemental Debentures in connection with the beneficial conversion feature. The obligations of the Company for repayment of the Debentures, as well as its obligation to register the common stock underlying the potential conversion of the Debentures and the exercise of the warrants issued in these transactions, were personally guaranteed by two officers and directors and a former officer and director of the Company (the "Guarantors"). In connection with the March 3, 1999 funding, the Company agreed to grant a lien on the patent covering the Company's ASR technologies as collateral for repayment of the Debentures. However, to date no lien on the patent has been granted. The Guarantors guaranteed the obligations of the Company under the Debentures and pledged 6,000,000 shares of common stock of the Company beneficially owned by them as collateral security for their obligations under their guarantees.

         Subsequent to the March 3, 1999 funding, the holders of the Debentures notified the Company and the Guarantors that the Guarantors were in default under the terms of the stock pledge agreement and that the holders intended to exercise their rights to sell some or all of the pledged shares of the Guarantors. The holders of the Debentures have subsequently informed the Company that they have sold the 6,000,000 shares pledged by the Guarantors and that proceeds from the sale of the pledged shares aggregated $3,278,893. Of this total, $406,250 was allocated to penalties attributable to default provisions of the stock pledge agreement and recorded as interest expense and $343,750 related to penalty provisions of the Series D preferred stock and recorded as preferred stock dividends. Both of these amounts were recorded by the Company during the three months ended September 30, 1999. The remaining $2,528,893 of the proceeds was applied as a reduction of the principal balance of the Debentures as of September 30, 1999. Under its indemnity agreement with the Guarantors, the Company will issue 6,000,000 replacement shares to the Guarantors for the shares sold by the holders and reimburse the Guarantors for any costs incurred as a result of the holders' sales of the Guarantors' shares. Accordingly, the Company recorded an expense of $1,296,600 during the nine months ended September 30, 1999.

Guarantors

         In addition to guaranteeing obligations relating to the Debentures, the Guarantors guaranteed certain other obligations of the Company. As security for some of the guarantees, the Guarantors pledged shares of the Company's common stock beneficially owned by them. In March 1999, 143,230 of the shares previously pledged by the Guarantors to a bank were sold by the bank and the proceeds were used to pay Company credit card balances and the related accrued interest in full totaling $244,824. In May 1999, 100,000 of the shares previously pledged by the Guarantors to another creditor of the Company were sold by the creditor and the proceeds, totaling $72,335, were used to pay amounts owed by the Company. In September 1999, the Company paid a note payable to an unrelated third party in the amount of $560,000 that had previously been guaranteed by the Guarantors. As of September 30, 1999, no guarantees remain outstanding.

Series D and Series E preferred stock

         During the nine months ended September 30, 1999, 131,667 shares of Series D preferred stock and 135,072 shares of Series E preferred stock, together with related dividends on each, were converted into 8,468,129 shares and 5,729,156 shares, respectively, of the Company's Class A common stock. After the above conversions, 876,667 shares of Series D preferred stock remained outstanding as of September 30, 1999. Subsequent to September 30, 1999, a total of 494,944 shares of Series D preferred stock, together with related dividends, were converted into 34,591,946 shares of the Company's Class A common stock. As of December 13, 1999, 381,723 shares of Series D preferred stock remain outstanding.

Class A common stock, stock options, and warrants

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

         During the nine months ended September 30, 1999, the Company granted warrants to L&H in connection with loans made to the Company in April and May 1999 totaling $6,000,000. These warrants allow L&H to purchase 850,000 shares of Class A common stock of the Company at exercise prices ranging from $0.60 to $0.70 per share. Of these warrants, 250,000 expired October 18, 1999, without being exercised. The remaining 600,000 warrants expire May 17, 2001.

         On February 11, 1998, the Company entered into a First Statement of Work and License Agreement with Siemens under which the Company and Siemens are jointly pursuing the development of Siemens' integrated circuits incorporating ASR and other related technologies for use in certain telecommunications applications. In connection with the license agreement Siemens purchased warrants to acquire 1,000,000 shares of restricted common stock at an average exercise price of $20 per share with expiration dates ranging from December 31, 1998 to December 31, 1999. As of September 30, 1999, 800,000 of the warrants originally issued had expired and 200,000 of the warrants remain outstanding at an average exercise price of $30 per share.

         As of September 30, 1999, the Company had a total of 2,475,000 warrants outstanding.

         The Company presently has no plans to purchase any new research and development assets or office facilities.

              Special Note Regarding Forward-Looking Statements

Certain statements contained herein under, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Outlook," including statements concerning (i) the Company's strategy, (ii) the Company's expansion plans, (iii) the market for and potential applications of the Company's technologies, (iv) the results of product development and research efforts, and (v) the growth of the Company's business contain certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not necessarily limited to, those discussed in the Company's Annual Report on Form 10-K (as amended) for the year ended December 31, 1998.

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

The Company believes that the Clarke lawsuit is without merit and filed a motion to dismiss based upon the court's lack of personal jurisdiction over the Company. The court granted the Company's motion to dismiss. Clarke and Perpetual Growth have appealed the dismissal, and such appeal has been denied. The Company has filed a suit against Clarke and Perpetual Growth in federal court for the Central District of Utah seeking a declaratory judgment that it does not owe any money to Clarke and Perpetual Growth. Now that the action in New York has been dismissed, the Company intends to vigorously pursue the Utah action.

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

                                Fonix Corporation



Date:   December 29, 1999                  /s/ Douglas L. Rex
     ---------------------------------  ----------------------------------------
                                        Douglas L. Rex, Chief Financial Officer