Form 10-K
period 1999-12-31
FONIX CORP
filed 2000-04-14
CIK 855585

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999, or

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

Securities registered pursuant to
          Section 12(g) of the Act:  Class A Common Stock ($0.0001 par value per share)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No[ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $247,408,499 calculated using a closing price of $1.59 per share on April 10, 2000. For purposes of this calculation, the registrant has included only the number of shares directly held by its officers and directors as of April 10, 2000, (and not counting shares beneficially owned on that date) in determining the shares held by non-affiliates. As of April 10, 2000, there were issued and outstanding 163,994,614 shares of the Company's Class A common stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     Part I

                                                                            Page

Item  1.   Business............................................................3
Item  2.   Properties.........................................................22
Item  3.   Legal Proceedings..................................................23
Item  4.   Submission of Matters to a Vote of Security Holders................23

                                     Part II

Item  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters................................................23
Item  6.   Selected Financial Data............................................25
Item  7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................26
Item  8.   Financial Statements and Supplementary Data........................34
Item  9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................34

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant.................34
Item 11.   Executive Compensation.............................................37
Item 12.   Security Ownership of Certain Beneficial Owners and Management.....42
Item 13.   Certain Relationships and Related Transactions.....................44

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....47

ITEM 1.               BUSINESS

General

           Fonix Corporation, a Delaware corporation ("Fonix" or the "Company") is a development stage company engaged in marketing and developing proprietary human-computer interface ("HCI") technologies and solutions. Specifically, the Company has developed neural network-based automated speech recognition ("ASR"), text-to-speech ("TTS"), handwriting recognition ("HWR") and speech compression technologies that are integrated into products for commercial and industrial applications and customers. (ASR, TTS, HWR and speech compression technologies are sometimes collectively referred to as "Core Technologies".) The Company expects to continue to make commercially available applications and products utilizing its Core Technologies which enable people to interact with computers and electronic devices on human terms rather than conforming to the process of a machine. The Company believes its efficient, intuitive and natural method of HCI will enhance traditional interaction tools such as the keyboard and mouse in a broad range of mass market, consumer, industrial, embedded and server-based applications and products.

           Fonix is pursuing revenue opportunities through generation of non-recurring engineering fees, product and technology license and royalty fees, product sales and product support maintenance contracts. The Company currently markets its products and Core Technologies to software developers, consumer electronics manufacturers, micro-processor manufacturers, third-party product developers, operating system developers, network and share-ware developers and Internet and web-related companies. The Company focuses its marketing efforts toward both embedded systems applications for mobile electronic devices and consumer products, and server-based solutions for Internet and telephony voice-activated applications.

           Manufacturers of consumer electronics products, software development and Internet content developers use Fonix Core Technologies to simplify the use of their products and increase product functionality resulting in broader market opportunities and significant competitive advantage. Fonix solutions support multiple platforms, are environment and speaker independent and provide easy integration within a relatively small memory requirement.

Core Technologies

           Fonix  Core  Technologies   have  key  competitive   advantages  that
differentiate them from other speech and handwriting technology companies.

           ASR. Fonix researchers have developed and patented what the Company believes to be a fundamentally unique approach to the analysis of human speech sounds and the contextual recognition of speech. The ASR technologies attempt to approximate the techniques employed by the human auditory system and language understanding, based upon the use of a series of neural networks. The Fonix ASR technologies use information in speech sounds perceptible to humans but not discernible by other ASR systems. The ASR technologies employ neural network technologies (artificial intelligence techniques) for identifying speech components and word sequences contextually. As presently developed, the phonetic sound recognition engine is comprised of several components, including audio signal processing, a feature extraction process, a phoneme estimation process, and a linguistic process based on the neural net technologies. This development has yielded a proprietary ASR system utilizing a unique method of extracting the fundamental mathematical elements from the acoustic speech signal, a neural net-based phoneme (speech sound) identifier, and a neural-net architecture for modeling the many complex elements of human language. The latter component is known as MULTCONSTM or multi-level temporal constraint satisfaction network. These developments have been the subject of two issued patents and 13 pending patent applications. In addition, the Company has acquired a related patent covering the front-end recognition process.

           The Company believes the reliable recognition of natural, spontaneous speech spoken by one or more individuals in a variety of common environments by means of a conveniently placed microphone will significantly improve the performance, utility and convenience of applications such as computer command and control, voice activated navigation of the Internet, automotive applications, data input, text generation, telephony transactions, continuous dictation, and other applications in both embedded and server based applications.

           Fonix has pursued the development of these ASR technologies to produce salable products by overcoming the limitations of currently available commercial ASR systems and broadening the market acceptance and use of HCI technologies. Key benefits resulting from Fonix proprietary ASR technologies which differentiate Fonix ASR products and technologies from other currently available competitive products include:

1. Significantly reduced computer memory requirements that allows speech recognition to operate in embedded system environments, or enabling server-based systems to operate with significantly more simultaneous users due to lower memory requirements.
2. Significantly reduced power requirements that makes Fonix technologies available for use in a host of smaller computing solutions with limited battery/power capacity and enabling more simultaneous users on server-based systems.
3. Speaker independence that allows various speakers to use the same system without the system being trained to a particular user's voice and dialect.
4. Excellent noise cancellation qualities that allows the ASR system to extract ambient background noise, permitting higher recognition rates in noisy environments and reduces the need for direct-wired microphones or headsets.
5. Rapid porting to multiple computer chip platforms and operating systems that creates broad embedded product demand.
6. Leading edge, visual, integrated development environment using the Fonix Accelerated Applications Speech Technology (FAAST) software developer kit ("SDK"), that allows customers to build applications in a rapid time frame with a high rate of success and few outside resources, thereby accelerating product time to market.

           The Company believes that its ASR technologies offer unique speech processing techniques that will improve a broad range of computing solutions and accelerate and enhance integration of HCI technologies into products, applications, solutions and devices.

           The Company  expended  $6,823,612 in 1999,  $12,109,065  in 1998, and
$7,066,294 in 1997 on ASR research and development ("R&D") activities. Since its inception (October 1, 1993), the Company has spent $36,869,970 on R&D of ASR technologies. The Company recognized revenue of $2,368,138 in 1998 resulting from a licensing agreement for ASR technology with an international microchip manufacturer. Otherwise, no ASR-related revenue has been generated to date and the Company expects that a substantial part of its capital resources will continue to be devoted to product development and marketing R&D of ASR technologies in the future.

           TTS. Fonix text-to-speech products include a defined, proprietary vocabulary-true human-quality synthetic voice with full prosody and an unlimited vocabulary text-to-speech engine.

           The Company's TTS products use actual recordings of "units" of human speech (i.e., the sound pulsation). Since the unit of speech often consists of more than one phoneme (sound), Fonix's approach has been called a "large segment concatenative speech synthesis" approach. Since the early 1960's, other companies such as DEC and AT&T have used a method called "parametric speech synthesis." In contrast to these parametric systems, Fonix synthetic speech products produce a high quality, human sounding voice that includes full voice inflection, intonation and clarity. Fonix' large vocabulary TTS ("LVTTS") engine won awards as "best text-to-speech" product at the Computer Technology Expo '97 and '98 and the best of show award at AVIOS '97. Presently LVTTS products are sold to end-users, systems integrators and OEMs in call centers, Internet applications, telecommunications, multi-media, educational and assistive technology markets.

           TTS products include the Fonix AV 1700 TTS system for end-user desktop and laptop system use. The Fonix AV 2001 SDK is a tool for developers of telephony applications. Run-time software licenses for the AV 2001 are offered for applications developed with the SDK. The SDK supports major computer telephony platforms, including Microsoft Windows 95m, Windows 98 and Windows NT, Solaris Sparc and Solaris X86, and AIX.

           During  1999,  the  Company  recognized   $397,873  in  revenue  from
licensing or sale of the TTS technologies and products.

           HWR. Fonix handwriting recognition products are marketed under the Allegro brand name. The Allegro HWR software is a single letter recognition system like the Graffiti handwriting recognition software for the PalmPilot(R) PDA. However, Allegro's alphabet is all natural in appearance involving lower case letter. The Allegro system is easy to use and requires little training.
Allegro is sold by Purple Software, under license from the Company, for the Psion Series 5(R) hand-held PC. It has also been integrated into NuvoMedia's Rocketbook(R) for handwriting features in its electronic book program. This software has also been licensed to Philips for use with its smart cell phones. Fonix also offers cursive HWR software which recognizes naturally-written whole words. The cursive HWR technology is only available as a licensed product to OEM customers. Both the Allegro and the cursive handwriting recognition software are user independent and require no training on the software.

           During 1999, the Company received $41,634 in revenue from the licensing of the HWR technologies.

           Integration of HCI Technologies. During 1999, the Company created SDK's for developing applications that utilize some or all Core Technologies. FAAST for Embedded and FAAST for Server allows the rapid development of ASR, TTS and HWR programs into a single application. One such product development effort that has been undertaken by the Company is a pen/voice application that permits simultaneous input and editing of both handwriting and speech for hand-held devices.

Market Strategy

           The world-wide market for HCI technologies and products is emerging. Currently, only a small portion of prospective applications for HCI technologies has reached the critical point of commercial viability. Among the largest current markets developing or employing speech technologies are embedded and server-based applications in telephony and call centers, automatic desktop dictation software, personal hand-held communication devices, Internet voice portals and R&D markets. Historically, development of speech products in an emerging market has been affected by declining margins, large memory requirements, non-extendable technology, operating system platform dependence, lack of integration and non-recurring engineering dependence. Recently, several market trends have accelerated demand for speech applications including technology convergence (more speech products companies and proliferation of the world wide web), explosive growth in mobile personal communications and organization devices, and legislative concerns for consumer safety and access to technology by handicapped or disabled individuals.

           The Company has strategically sought markets for its Core Technologies with high margins, broad use, rapid development and market emergence/presence. Fonix has also strategically avoided markets with low margins which are commodity driven, subject to continuous price compression and require costly customer support systems. The Company's current marketing strategy is governed by the following general principles:

1. Focus on revenues - Pursue specific markets where revenues can be realized in the short term through a market driven approach and away from markets focusing on continued R&D. Also pursue opportunities that represent recurring revenue streams rather than one-time development or engineering fees.
2. Integration with minimal additional development engineering - Pursue integration into customer products where Fonix technology is directly compatible and can go to market as part of existing or new products with minimal additional development engineering.
3. Existing marketing channels and significant market share - Partner with customers who have existing marketing channels in place and leverage product sales through those channels. Also, pursue customers who enjoy dominant or significant market share in their respective markets and who display the financial ability and marketing power to rapidly bring products to market.
4. Second tier customer support - Position Fonix generally as a provider of second tier customer support, providing training and tools for Fonix customers who operate excellent front line support systems for their end-user customers.

           Because the Company is pursuing integration into mass market, industrial, general business and personal electronics products and computing solutions, lead time to revenue recognition is longer than for retail, commodity driven software products. The Company's products sold and integrated into customer applications are subject to both customer production schedules and customer success in marketing the products and generating product sales. The Company's revenues are thus subject to delays and possible cancellation resulting from customer integration delays.

Embedded Markets
           Increasingly efficient and powerful computing solutions have rapidly developed new markets by creating smaller, more convenient devices equipped with personalized functions. These devices include PDAs (personal digital assistants), cellular phones, web pads, wireless communications devices, and other consumer electronics. A significant deterrent to full functionality of these powerful, yet small computing devices is the current need for a keyboard and/or a mouse to interface with the device. Recent integration of HWR technology has helped to increase the demand for natural, intuitive HCI with these devices and has prepared markets to pay for speech recognition and synthetic speech in computing solutions. Other product development initiatives that may drive additional interest in HCI include electronic books, wearable computers, testing of smart appliances and toys (VCRs, answering machines, wireless phones, and climate control systems) and command and control applications (automotive, hands free cellular phones and voice activated navigation systems).

           Historically, micro processors for mobile computing devices did not contain enough memory or computing power (MIPS) to operate most ASR and TTS applications. Adding the hardware necessary to boost memory and computing power increased the price of such devices to unacceptable levels. However, Fonix ASR and TTS technologies have memory and power requirements that fall well within tolerances needed to speech enable applications using existing 16 bit and 32 bit processors. To capitalize on this distinct competitive advantage, Fonix is pursuing sales and partnership relationships with companies offering embedded products for mass consumer markets, industrial applications and business computing solutions. Currently, Fonix has ported its HCI technologies to several RISC processors including ARM, Epson EOC 33A104 and 204, and the Infineon TriCore, and to Microsoft Windows CE hardware platforms including Intel StrongARM, Hitachi SH3 and SH4, and MIPs core.

           The Company has addressed these market opportunities by releasing FAAST 1.0 for Embedded. FAAST for Embedded provides application developers with a tool enabling rapid development of ASR and TTS applications that can be quickly and efficiently ported into their product.

           Fonix has identified key embedded market segments which it believes will provide long term, sustainable revenue and earnings flow as follows:

1. Chip Manufacturers. Digital signal processor ("DSP") and micro processor manufacturers are currently highly focused on technology innovations which will support and drive sales of chips through third-party vendors. Fonix ASR and TTS technologies have demonstrated ability to operate in these environments.
2. Design Developers. Firms designing reference platforms and products and developing functions operating on those platforms through contracts with major mass market product suppliers provide a strong market opportunity for Fonix because they are channels to major consumer electronics marketers.
3. Software Developers. Software developers in multiple markets increasingly enable their software products with one or more HCI technologies, resulting in leveraged product sales and potential royalty revenue for Fonix.
4. Third-Party Product Developers. Many companies are currently seeking HCI technologies to integrate into a host of consumer electronics devices, commercial applications and business solutions. Primary markets for these applications are in automotive and aviation telematics, industrial wearable computers, mobile communications devices and PDAs.

Server-Based Markets
           Telephony/call center solutions and shrink-wrap desktop dictation software sales are two of the most advanced emerging markets for automated speech. Current industry revenue estimates indicate that customized automated call centers, virtual operators, packaged call center software, custom vertical market dictation systems and general desktop dictation systems have led server-based speech applications into the market. Additionally, new product areas for automated speech include network systems, telephone company e-mail reader services, software document readers, Internet navigation and screenless Internet access, web site text readers and mobile computing solutions.

           The Company has addressed these market opportunities by releasing FAAST 1.0 for Servers. FAAST for Servers provides application developers with a tool enabling rapid development of ASR and TTS applications that can be quickly and efficiently ported into their product.

           In addition, the Company is focused on direct product development in server-based markets in three primary areas:

1. Internet Voice Portals. Speech enabled access to the Internet and web site navigation is a rapidly emerging need. Fonix is developing and will soon implement products for voice portals to the Internet which may be purchased for use by portal companies, web sites and content providers, Internet service providers and browsers.
2. TTS for Reading Web Sites. Since over 70% of all web content is text, demand for products allowing web content to be read to the user is rapidly growing. Fonix has developed a web page reader which can be added to web sites. This voice solution is targeted toward the largest web content providers worldwide in media, government, business and other industries.
3. Network Systems Command and Control and E-mail Reader. Fonix provides both ASR and TTS which can be seamlessly integrated into network software to speech-enable software applications.

Fonix Product Development and Delivery Focus

           To accelerate the delivery of Fonix technologies, Fonix has transitioned from an R&D-oriented organization into a product delivery matrix organization. Company focus and organization consists of product teams led by product managers who are marketing-oriented and charged with direct profit and loss responsibilities. These responsibilities begin with market research, and product definition and specification and end with delivery of quality products which address needs identified by the marketplace, on schedule and within budget.

           Fonix  has  organized  its  product   development  efforts  into  the
following product management teams to facilitate delivery of its products to the embedded and server markets described above:

1. FAAST 1.0 for Embedded Markets includes a Graphical Development Environment that will allow customers to create and optimize speech applications and generate the code that will run directly on the target embedded platform. Fonix is initially delivering this technology on the Intel StrongArm(R), MIPs Core, Epson EOC 33A104 and 208, Hitachi SH3 and SH4, and Infineon TriCore with standalone and Microsoft Windows CE versions.
2. FAAST 1.0 for Server Markets is an SDK targeted to tightly integrate Fonix ASR and TTS technologies on large platforms that will service hundreds of concurrent users. This technology is primarily targeted to applications that provide voice in and out for the Internet.
3. TTS Solutions focus on both small and unlimited vocabulary applications using Fonix AV1700 and AV2001 for the telephony TTS market.
4. Embedded Command and Control Solutions work directly with manufacturers of products to integrate HCI into PDA's, cell phones, automobile command and control and other applications.
5. Internet Voice Portal Solutions utilize the FAAST for Server product to provide the technology to voice-enable the Internet for devices which may not have a screen or keyboard, such as PDA's, cell phones, or automotive applications. A prime market for this product is providing Internet access to the handicapped.
6. Integrated Pen/Voice Solution provide simultaneous HWR and ASR input for hand-held, mobile computing devices.

Employees

           As of April 10, 2000, the Company employed 89 people. Of this total, 46 were employed in product development and delivery, 15 were employed in sales and marketing and 28 were employed in strategic development, administration and support.

                               RECENT DEVELOPMENTS

Changes in the Company's Board of Directors and Executive Officers

           Stephen M. Studdert resigned as the Company's chief executive officer on January 26, 1999, as chairman of the board of directors on April 10, 1999 and as a director on July 31, 1999. In connection with his resignation as chief executive officer, the Company entered into a separation agreement with Mr. Studdert pursuant to which Mr. Studdert released the Company from all claims and obligations under his employment agreement, and the Company agreed to pay Mr. Studdert $250,000 in 1999, $250,000 in 2000 and $100,000 in 2001.

           Joseph Verner Reed, Reginald K. Brack and Rick D. Nydegger resigned from the board of directors effective September 3, 1999.

           William A. Maasberg Jr. became a member of Fonix's board of directors on September 3, 1999. From December 1997 through February 1999, Mr. Maasberg was a Vice President and General Manager of the AMS Division of Eyring Corporation. The AMS Division manufactures multi-media electronic work instruction software applications. He was also a co-founder and principal in Information Enabling Technologies, Inc. ("IET"), and LIBRA Corporation ("LIBRA"), two companies focusing on software application development, and served in several key executive positions with both IET and LIBRA from May 1976 through November 1997. Mr. Maasberg worked for IBM Corporation from July 1965 through May 1976 in various capacities. He received his BS Degree from Stanford University in Electrical Engineering and his MS in Electrical Engineering from the University of Southern California. Mr. Maasberg was re-elected to the board of directors at the Company's 1999 Annual Meeting of Stockholders and became chief operating officer for the Company on March 21, 2000.

           Mark S. Tanner was appointed to Fonix's board of directors on November 9, 1999. Mr. Tanner is currently the chief financial officer and senior vice president of finance and administration for Mrs. Fields' Original Cookies, Inc. Mr. Tanner spent nine years at PepsiCo, where he was chief financial officer for Pepsi International's operations in Asia, the Middle East, and Africa. He was vice president of strategic planning for Pepsi North America, as well as chief financial officer for Pepsi North America's Pepsi East Operations. Mr. Tanner also spent ten years with United Technologies Corporation in various capacities, including director of corporate development. Mr. Tanner holds a BA in economics from Stanford University and an MBA from the University of California at Los Angeles.

Sale of HealthCare Solutions Group

           On September 1, 1999, Fonix completed the sale of the operations and a significant portion of the assets of its HealthCare Solutions Group to Lernout & Hauspie Speech Products N.V., an unrelated third party, for up to $28,000,000. At the closing of this transaction, $21,500,000, less certain credits of $194,018 was paid, and $2,500,000 was deposited into an 18-month escrow account in connection with the representations and warranties made by Fonix in the sales transaction. The remaining $4,000,000 of the sales price is payable as an earnout contingent on the performance of the HealthCare Solutions Group over the next two years. Through December 31, 1999, $500,000 had been released from the escrow. The Company will not record the contingent earnout, if any, until it is earned. The sale was approved by a majority of Fonix's stockholders. The proceeds from the sale were used to reduce certain of the Company's liabilities and to provide working capital to allow Fonix to focus on marketing and development opportunities.

1999 Annual Meeting of Stockholders

           Fonix held its 1999 Annual Meeting of Stockholders on October 29, 1999, at which 59,497,418 shares were represented in person or by proxy. The stockholders approved amendments to the Company's Certificate of Incorporation that (1) created a new class of common stock designated as Class B Non-Voting Common Stock (the "Class B Shares") with 1,985,000 Class B shares authorized; and (2) redesignated the Company's then-current common stock as Class A Common Stock and changed each share of then-outstanding common stock into a share of Class A Common Stock. Additionally, the stockholders approved an amendment to the Company's Certificate of Incorporation that increased the number of authorized common shares from 100,000,000 to 300,000,000 and increased the number of authorized preferred shares from 20,000,000 to 50,000,000. The Class B shares were authorized to provide for the conversion of 1,985,000 common shares issued in connection with the acquisition of Articulate Systems, Inc. ("Articulate") to a non-voting class of stock as provided in the Articulate acquisition agreement. The Company does not intend to register its Class B shares. The stockholders also approved a series of transactions in which the Company issued its Series D preferred stock and Series E preferred stock. Finally, the stockholders elected Thomas A. Murdock, Roger D. Dudley, John A. Oberteuffer, and William A. Maasberg Jr. to Fonix's board of directors, and approved the board's selection of Arthur Andersen LLP as Fonix's independent public accountants for the year ended December 31, 1999.

Delisting of the Company's Class A common stock from the Nasdaq SmallCap Market

           On June 29, 1999, the Company received a letter from Nasdaq notifying the Company that unless the minimum bid price for the Company's common stock returned to $1.00 per share or more for at least ten consecutive trading days before September 29, 1999, the Company's common stock would be delisted from the Nasdaq SmallCap Market on October 1, 1999. In September 1999, the Company appealed the Nasdaq decision to delist the Company's common stock. Nasdaq held a hearing on the Company's appeal on October 28, 1999. On December 3, 1999, the Company received notice that its stock had been delisted from the Nasdaq SmallCap Market as of December 3, 1999. The Company's common stock is currently trading on the OTC Bulletin Board. See "Risk Factors - Delisting from the Nasdaq SmallCap Market could have an adverse effect on the liquidity of the Company's Class A common stock and has triggered certain rights of the holders of the Company's Debentures and Repurchase Rights."

Financing Activities

           Series D and Series E Preferred Stock During 1999, 626,611 shares of Series D preferred stock and 135,072 shares of Series E preferred stock, together with related dividends on each, were converted into 47,252,275 shares and 5,729,156 shares, respectively, of Class A common stock. After the above conversions, 381,723 shares of Series D preferred stock and no shares of Series E preferred stock remained outstanding as of December 31, 1999. Subsequent to December 31, 1999, a total of 217,223 shares of Series D preferred stock, together with related dividends, were converted into 15,436,378 shares of Class A common stock. As of April 10, 2000, 164,500 shares of Series D preferred stock remain outstanding. In connection with the sales of the Series D and Series E preferred stock, the Company agreed to register the sale of shares received on a conversion of the Series D and Series E preferred stock. If the number of shares of the Company's Class A common stock currently issuable upon a hypothetical conversion of the remaining Series D preferred stock exceeds those authorized for issuance, the Company would be required to file an additional registration statement to cover the remaining shares.

           December 1998 Private Placement of Common Stock In connection with a private offering of Class A common stock completed in December 1998 (the "Equity Offering"), the purchaser of 1,801,802 Class A common shares received an equal number of Repricing Rights as well as warrants to purchase 200,000 shares of Class A common stock at an exercise price of $1.665 per share. The Repricing Rights provide for the issuance of shares of Class A common stock based upon agreed upon rates that vary depending upon the market price of the stock. Also included were certain Repurchase Rights that may, upon the occurrence of certain events, require the Company to repurchase all or a portion of the holder's Class A common shares or Repricing Rights received in the Equity Offering. A registration statement covering the shares underlying the Equity Offering was declared effective February 11, 2000. Subsequently, the Repricing Rights were exercised, resulting in the issuance of 4,568,569 shares of Class A common stock on February 14, 2000. The Equity Offering shares and the shares issued upon exercise of the Repricing Rights were sold, thereby extinguishing the Company's obligation to repurchase the shares or the Repricing Rights.

           Series C Convertible Debentures On January 29, 1999, the Company entered into a Securities Purchase Agreement with four investors pursuant to which the Company agreed to issue its Series C convertible debentures in the aggregate principal amount of $4,000,000. The outstanding principal amount of the debentures is convertible at any time at the option of the holder into shares of Class A common stock at a conversion price equal to the lesser of $1.25 or the average of the closing bid price of Class A common stock for the five trading days immediately preceding the conversion date multiplied by 80%, subject to adjustment. The Company also issued warrants to purchase 400,000 shares of Class A common stock at an exercise price of $1.25 per share in connection with this financing. The warrants have an exercise period of three years. On March 3, 1999, the Company executed a Supplemental Agreement pursuant to which the Company agreed to sell another $2,500,000 principal amount of the debentures on the same terms and conditions as the January 29, 1999 agreement, except no additional warrants were issued. Interest on the Debentures is payable quarterly in shares of the Company's Class A common stock or cash, at the Company's option. (The January and March 1999 offerings of debentures are collectively referred to as the "Debt Offering.")

           In connection with the Debt Offering, two officers and directors and one former officer and director of the Company (together, the "Guarantors") pledged 6,000,000 shares of the Company's Class A common stock beneficially owned by them as collateral security for the Company's obligations under the debentures. Subsequent to the March 1999 funding, the holders of the debentures notified the Company and the Guarantors that the Guarantors were in default under the terms of the pledge and that the holders intended to exercise their rights to sell some or all of the pledged shares. The holders of the debentures subsequently informed the Company and the Guarantors that the 6,000,000 pledged shares were sold, and that proceeds from the sale of the pledged shares were used to pay penalties attributable to default provisions of the stock pledge agreement and to reduce the principal balance of the debentures. The aggregate proceeds from the sale of the pledged shares was $3,278,893. Of this amount, $406,250 was allocated to penalties attributable to default provisions of the stock pledge agreement and recorded as interest expense and $343,750 related to penalty provisions of the Series D preferred stock (held by a related group of investors) and recorded as preferred stock dividends. Both of these amounts were recorded by the Company during 1999. The remaining $2,528,893 was applied as a reduction of the principal balance of the Debentures as of September 30, 1999. As of April 10, 2000, the remaining principal balance of the debentures of $3,971,107 plus interest had been converted into 10,385,364 shares of Class A common stock.

           Series F Convertible Preferred Stock Effective February 1, 2000, Fonix entered into an agreement with four investors whereby Fonix sold to the investors a total of 290,000 shares of its Series F convertible preferred stock, in return for cash of $2,750,000. The Series F preferred stock was convertible into shares of Fonix's Class A common stock during the first 90 days following the closing of the transaction at a price of $0.75 per share, and thereafter at a price equal to 85% of the average of the three lowest closing bid prices in the 20-day trading period prior to the conversion of the Series F preferred stock. A registration statement describing the Class A common stock to be issued upon conversion of the Series F preferred stock was declared effective February 11, 2000.

           Through April 10, 2000, all 290,000 shares of Series F preferred stock together with related dividends were converted into 7,764,948 shares of Class A common stock and the Company recorded a beneficial conversion feature in the amount of $2,750,000 at the date of issuance.

           Registration on Form S-2 In compliance with registration rights granted in connection with the Equity Offering, Debt Offering and Series F Preferred Stock transactions described above, Fonix registered 56,864,399 shares of its Class A common stock. The registration statement filed on Form S-2 became effective February 11, 2000.

           Series G Convertible Preferred Stock Fonix has recently entered into an agreement with investors whereby Fonix intends to sell up to 250,000 shares of its Series G 5% convertible preferred stock, in return for cash payments of up to $5,000,000. Although the terms of the sale have not been finalized, it is anticipated that the Series G preferred stock will be convertible into shares of Fonix's Class A common stock at a price of $1.50 per share during the first 90 days following the closing of the transaction, and thereafter at a price equal to 85% of the average of the three lowest closing bid prices in the twenty-day trading period prior to the conversion of the Series G preferred stock. The purchasers of the Series G preferred stock will receive registration rights which will require Fonix to file a registration statement covering the Class A common stock underlying the Series G preferred stock. Fonix will also have the option of redeeming outstanding Series G preferred stock. Through April 10, 2000, Fonix received approximately $1,250,000 as advances in connection with this financing, although the securities purchase agreement has not been signed. Accordingly, final terms may differ from those described above.

Addition of Shares to 1998 Stock Option and Incentive Plan

           At a meeting of the board of directors on January 31, 2000, the board voted to increase the number of shares of Class A common stock subject to the 1998 Stock Option and Incentive Plan (the "Plan") by 10,000,000 shares. The Plan was adopted on June 1, 1998, and approved by the shareholders of the Company on July 14, 1998. As initially approved by the shareholders, the Plan contained 10,000,000 shares. Prior to increasing the number of shares available under the Plan on January 31, 2000, a total of 7,708,782 options had been granted to employees, directors, and other eligible participants. The additional 10,000,000 shares were registered on Form S-8 effective February 15, 2000.

Grants of Stock Options

           During 1999, Fonix granted options to purchase 1,294,000 shares of Class A common stock as follows:


Grantee                 Number of Shares            Exercise Price
--------                ----------------            --------------
Directors                         400,000                  $0.406
Employee                          100,000                  $3.250
Employee                           25,000                  $1.531
Employees                          25,000                  $1.630
Employees                         673,000                  $1.531
Employees                           5,000                  $1.781
Employees                          50,000                  $1.281
Employees                           1,500                  $0.594
Employees                           5,000                  $1.375
Unrelated consultants               9,500                  $1.531

           The term of all of these stock options is ten years from the date of grant. During 1999, 2,815,882 options expired without exercise. As of December 31, 1999, the Company had a total of 14,355,900 options outstanding, of which 13,484,237 were exercisable on or before December 31, 1999.

The Synergetics Transaction

           Prior to March 1997, the Company's scientific research and development activities were conducted solely by a third party, Synergetics, Inc. ("Synergetics"), pursuant to product development and assignment contracts (collectively, the "Synergetics Agreement"). Under that arrangement, Synergetics provided personnel and facilities, and the Company financed the Synergetics research and development activities on an as-required basis and the Company was obligated to pay to Synergetics a royalty of 10% (the "Royalty") of net revenues from sales of products incorporating Synergetics' "VoiceBox" technology as well as technology derivatives thereof. Synergetics compensated its developers and others contributing to the development effort, in part, by granting "Project Shares" to share in a portion of the Royalty received by Synergetics. On April 6, 1998, the Company and Synergetics entered into a Royalty Modification
Agreement whereby the Company agreed to offer an aggregate of 4,800,000 non-transferable common stock purchase warrants to the holders of the Project Shares in consideration for which Synergetics agreed to cancel any further obligation on the part of the Company to pay the Royalty. The exercise price of the warrants was to be $10 per share and the warrants would not be exercisable until the first to occur of (1) the date that the per share closing bid price of the Class A common stock was equal to or greater than $37.50 per share for a period of 15 consecutive trading days, or (2) September 30, 2000.

           Effective March 31, 2000, the Company and Synergetics entered into a Restated Royalty Modification Agreement whereby the Company agreed to pay Synergetics $28,000 (the "Cancellation Amount") to cancel the obligation of the Company to pay the Royalty. The Company has paid the Cancellation Amount to Synergetics and teh Royalty has been canceled. The Company has no further obligations to Synergetics, including the prior obligation to issue 4,800,000 warrants.

Termination of Financing Relationship

           For several years, the Company maintained a relationship with a bank pursuant to which the Company borrowed against its own funds on deposit with the bank. Borrowings under this arrangement accrued interest at a rate approximately 1% greater than the rate of interest earned by the Company on its funds on deposit with the bank. In order to reduce interest expenses, on January 8, 1999, the Company applied its deposit account in the amount of $20,024,109 against the unpaid loan balance of $20,046,776, resulting in an unpaid loan balance of $22,667, which amount subsequently was paid by the Company.




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

Fonix's  substantial  and  continuing  losses  since  inception,   coupled  with
significant ongoing operating expenses, raise doubt about Fonix's ability to continue as a going concern.

           Since its inception, Fonix has sustained losses. Such losses continue due to acquisitions made in 1998, ongoing operating expenses, and a lack of revenues sufficient to offset operating expenses. Fonix had negative working capital of $4,804,796 at December 31, 1999. Fonix has raised capital to fund ongoing operations by private sales of its securities, some of which have been highly dilutive and involve considerable expense. Furthermore, in recent months, the financial condition of the Company has required the Company to negotiate with its creditors to reduce the amount or extend the due date of certain obligations. In its present circumstances, there is substantial doubt about Fonix's ability to continue as a going concern absent immediate and significant sales of its existing products, substantial revenues from new licensing or co-development contracts or a relatively large sale of its securities in the near term.

           Fonix incurred net losses of $21,662,419, $43,118,782 and $22,453,948 for the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999, Fonix had an accumulated deficit of $116,706,803 For the year ended December 31, 1999, Fonix recorded revenues of $439,507. For the years ended December 31, 1999 and 1998, Fonix recorded combined revenues from the operations of the TTS and HWR businesses in the amount of $439,507 and $236,586, respectively. Other than these revenues, Fonix's only revenues to date resulted from non-refundable license fees totaling $2,368,138 paid in 1998 by an international microchip manufacturer for the use of certain technologies in integrated circuits suitable for telecommunications applications, and for which Fonix has no further obligation whatsoever.

           Fonix expects continuing losses from operations until such time as:

           o current and additional co-development arrangements with third parties produce revenues sufficient to offset Fonix's ongoing operating expenses; and/or

           o revenues from the licensing of Core Technologies and products increase to levels sufficient to exceed Fonix's operating expenses.

           Until that time, the Company must rely on funds raised through debt and equity placements.

Continuing debt obligations could impair Fonix's ability to continue as a going concern.

           As of April 10, 2000, Fonix owed trade payables in the aggregate amount of approximately $789,774, of which $755,454 are more than 90 days overdue. At present, Fonix's revenues from existing licensing arrangements and products are not sufficient to offset Fonix's ongoing operating expenses or to pay Fonix's current debt as described above. There is substantial risk, therefore, that the existence and extent of the debt obligations described above could adversely affect Fonix, its operations and financial condition.

If Fonix does not receive additional capital when and in the amounts needed in the near future, its ability to continue as a going concern is in substantial doubt.

           Fonix anticipates incurring substantial sales and marketing, product development and research and general operating expenses in the future that will require substantial amounts of additional capital on an ongoing basis. These capital needs are in addition to the amounts required to repay the debt discussed above. Fonix will most likely have to obtain such capital from sales of its equity, convertible equity and debt securities. Obtaining future financing may be costly and will likely be dilutive to existing stockholders. If Fonix is not able to obtain financing when and in the amounts needed, and on terms that are acceptable to it, Fonix's operations, financial condition and prospects could be materially and adversely affected, and Fonix could be forced to curtail its operations or sell part or all of its assets, including its Core Technologies.

Holders of Fonix Class A common stock are subject to the risk of additional dilution to their interests as a result of the conversion of presently issued preferred stock.

           Introduction

           Fonix currently has two series of preferred stock outstanding: Series A and Series D. All of Fonix's presently outstanding preferred stock is convertible into shares of Fonix Class A common stock. The Series A preferred stock was issued in October 1995 and is convertible, one-for-one into 166,667 shares of Class A common stock at the option of the holder. The Series D preferred stock is convertible into Class A common stock according to one of three separate conversion formulas, one of which is based, in part, on the market price of Fonix Class A common stock during the several week period leading up to the conversion date. Fonix previously had two other series of preferred stock outstanding, Series E and Series F preferred stock, with terms similar to those of the Series D, but all shares of the Series E and Series F preferred stock have been converted into shares of Class A common stock.

           At April 10, 200, the remaining 164,500 shares of Series D preferred stock would convert into 2,333,333 shares of Class A common stock, representing 1.40% of all shares of Class A common stock then outstanding. However, this calculation excludes the issuance of shares of Class A common stock as payment of dividends accrued on the Series D preferred stock at the date of conversion, as well as shares of Class A common stock issued upon conversion of the Series D preferred stock prior to April 10, 2000.

           The following table describes the number of shares of Class A common stock that would be issuable as of April 10, 2000, assuming all 164,500 shares of the Series D preferred stock presently issued and outstanding shares were converted, and further assuming that the applicable conversion or exercise prices at the time of such conversion or exercise were the following amounts. The table excludes the effect of the issuance of shares of Class A common stock upon payment of accrued dividends and also excludes differences among the various methods of calculating the applicable conversion or exercise price.




                 ------------------      ------------------------
                                          Shares of Class A
                                             Common Stock
                                            Issuable Upon
                 Hypothetical              Conversion or
                 Conversion/              Exercise of Series
                 Exercise Price            D Preferred Stock
                 ------------------      ------------------------
                       $0.25                       13,160,000
                       $0.75                        4,386,667
                       $1.50                        2,193,333
                       $2.25                        1,462,222
                       $3.00                        1,096,667


Given the structure of the conversion formulas applicable to the Series D preferred stock, there effectively is no limitation on the number of shares of Class A common stock into which such convertible securities may be converted or exercised. As the market price of the Class A common stock decreases, the number of shares of Class A common stock underlying the Series D preferred stock continues to increase.

           Overall Dilution to Market Price and Relative Voting Power of Previously Issued Common Stock

           The conversion of the Series D preferred stock may result in substantial dilution to the equity interests of other holders of Class A common stock. Specifically, the issuance of a significant amount of additional Class A common stock would result in a decrease of the relative voting control of Class A common stock issued and outstanding prior to the conversion of the Series D preferred stock. Furthermore, public resales of Class A common stock following the conversion of the Series D preferred stock likely would depress the prevailing market price of Class A common stock. Even prior to the time of actual conversions, exercises and public resales, the market "overhang" resulting from the mere existence of Fonix's obligation to honor such conversions or exercises could depress the market price of Class A common stock.

           Increased Dilution With Decreases in Market Price of Class A Common Stock

           The outstanding shares of Series D preferred stock are convertible at a floating price that may and likely will be below the market price of Class A common stock prevailing at the time of conversion or exercise. As a result, the lower the market price of Class A common stock at and around the time the holder converts or exercises, the more Class A common stock the holder of such convertible securities receives. Any increase in the number of shares of Class A common stock issued upon conversion or exercise as a result of decreases in the prevailing market price would compound the risks of dilution described in the preceding paragraph of this risk factor.

           Increased Potential for Short Sales

           Downward pressure on the market price of Fonix Class A common stock that likely would result from sales of Fonix Class A common stock issued on conversion of the Series D preferred stock could encourage short sales of Class A common stock by the holders of the Series D preferred stock or others. Material amounts of such short selling could place further downward pressure on the market price of Fonix Class A common stock.

           Limited Effect of Restrictions on Extent of Conversions

           The holders of the Series D preferred stock are prohibited from converting their preferred stock into more than 4.999% of the then outstanding Fonix Class A common stock. This restriction, however, does not prevent such holders from either waiving such limitation or converting or exercising and selling some of their convertible security position and thereafter converting or exercising the rest or another significant portion of their holding. In this way, individual holders of Series D preferred stock could sell more than 4.999% of the outstanding Fonix Class A common stock in a relatively short time frame while never holding more than 4.999% at a time.

           Payment of dividends and interest in shares of Class A common stock may result in further dilution

           Under the terms of the Series D preferred stock, the Company has the option to pay dividends on the preferred stock in shares of the Company's Class A common stock. Dividends accrue from the date of the purchase of the Series D preferred stock. As such, a decision by the Company to pay such dividends in shares of Class A common stock could result in a substantial increase in the number of shares issued and outstanding and could result in a decrease of the relative voting control of Fonix Class A common stock issued and outstanding prior to such payment of dividends.

If Fonix has difficulty capitalizing on acquisitions, its operations and financial prospects could be adversely affected.

           In 1998, Fonix completed the acquisitions of AcuVoice, Inc., ("AcuVoice") Articulate, and the Papyrus Companies (collectively "Papyrus"). Notwithstanding the sale in 1999 of the HealthCare Solutions Group (consisting principally of the assets acquired from Articulate), Fonix's acquisitions of AcuVoice and Papyrus present risks including at least the following:

               o Fonix may have difficulty financing ongoing operations of acquired businesses to the extent such businesses are not generating positive cash flows;

               o Fonix may have difficulty combining or integrating the technology, operations, management or work force of the acquired businesses with Fonix's existing operations;

               o Fonix may have difficulty retaining the key personnel of the acquired businesses;

               o    Fonix may have  difficulty  maintaining  uniform  standards,
                    controls,   procedures,   and  policies  across  its  entire
                    organization, including the acquired businesses; and

               o There may be increased commitment of management resources and related expenses resulting from efforts to integrate and manage acquired businesses located at a distance from Fonix's principal executive offices and research facilities.

Fonix has a limited product offering and many of its key technologies are still in the product development stage.

           There presently are only a limited number of commercially available applications or products incorporating the Core Technologies. Fonix markets its HCI technologies and products for embedded applications, and Internet and telephony applications. However, the marketing of these technologies and products is in its initial start-up phase with no material funding commitments or meaningful sales. These product offerings are still relatively limited and have not generated significant revenues to date. An additional element of Fonix's business strategy is to achieve revenues through appropriate strategic alliances, co-development arrangements, and license arrangements with third parties. In addition to a master collaboration agreement with an international microchip manufacturer, the Company has recently entered into licensing and joint-marketing agreements with Intel and Microsoft. These agreements provide for joint marketing and application development for Intel and Microsoft end-users or customers. There can be no assurance that these collaboration agreements will produce license or other agreements which will generate material revenues for Fonix.

The market for many of Fonix's technologies is largely unproven and may never develop sufficiently to allow Fonix to capitalize on its technology and products.

           The market for HCI technologies, including ASR technologies, TTS and HWR, is relatively new. Additionally, Fonix's technologies are new and, in many instances, represent a significant departure from technologies which already have found a degree of acceptance in the HCI marketplace. The financial performance of Fonix will depend, in part, on the future development, growth, and ultimate size of the market for HCI applications and products generally, and applications and products incorporating Fonix's technologies and applications. The applications and products which incorporate Fonix's technologies will be competing with more conventional means of information processing such as data entry, access by keyboard or touch-tone telephone, or professional dictation services. Fonix believes that there is a substantial potential market for applications and products incorporating advanced HCI technologies including speech recognition, speech synthesis, speech compression, speaker identification and verification, handwriting recognition, pen and touch screen input, and natural language understanding. Nevertheless, such a market for Fonix's technologies or for products incorporating Fonix's technologies may never develop to the point that profitable operations can be achieved or sustained.


Competition from other industry participants and rapid technological change could impede Fonix's ability to achieve profitable operations.

           The computer hardware and software industries are highly and intensely competitive. In particular, the HCI market sector and specifically the ASR, computer voice and communications industries are characterized by rapid technological change. Competition in the HCI market is based largely on marketing ability and resources, distribution channels, technology and product superiority and product service and support. The development of new technology or material improvements to existing technologies by Fonix's competitors may render Fonix's technologies less attractive or even obsolete. Accordingly, the success of Fonix will depend upon its ability to continually enhance its technologies and interactive solutions and products to keep pace with or ahead of technological developments and to address the changing needs of the marketplace. Some of Fonix's competitors have greater experience in developing, manufacturing and marketing HCI technologies, applications and products, and some have far greater financial and other resources than Fonix, or its potential licensees and co-developers, as well as broader name-recognition, more-established technology reputations, and mature distribution channels for their products and technologies. Barriers to entry in the software industry are low, and as the market for various HCI products expands and matures, Fonix expects more entrants into this already competitive arena.

Fonix's independent public accountants have included a "going concern" paragraph in their reports for the years ended December 31, 1999, 1998 and 1997.

           The independent public accountants' reports for Fonix's financial statements for the years ended December 31, 1999, 1998, and 1997 include an explanatory paragraph regarding substantial doubt about Fonix's ability to continue as a going concern. This may have an adverse effect on the Company's ability to obtain financing.

Delisting from the Nasdaq SmallCap Market could have an adverse effect on the liquidity of the Company's Class A common stock.

           Until recently, the Company's Class A common stock traded on the Nasdaq SmallCap market. On December 3, 1999, the Company received notice that its Class A common stock had been delisted from the Nasdaq SmallCap Market. The Company's Class A common stock is currently trading on the OTC Bulletin Board.

           The result of delisting from the Nasdaq SmallCap Market could be a reduction in the liquidity of any investment in the Company's Class A common stock, even if the Class A common stock continues to trade on the OTC Bulletin Board. Further, delisting could reduce the ability of holders of the Company's Class A common stock to purchase or sell shares as quickly and as inexpensively as they have done historically and adversely affect the Company's ability to attract additional equity financing.


Fonix's operations and financial condition could be adversely affected by Fonix's failure or inability to protect its intellectual property or if Fonix's technologies are found to infringe the intellectual property of a third party.

           Dependence on proprietary technology

           Fonix's success is heavily dependent upon its proprietary technology. On June 17, 1997, the United States Patent and Trademark Office issued U.S. Patent No. 5,640,490 entitled "A User Independent, Real-time Speech Recognition System and Method" (the "'490 Patent"). The 490 patent has a 20-year life running from the November 4, 1994 filing date, and has been assigned to Fonix. This patent covers certain elements of the Fonix ASR technologies. Fonix has acquired two other patents and has filed 13 additional United States and foreign patent applications. In addition to its patents, Fonix relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Such means of protecting Fonix's proprietary rights may not be adequate because such laws provide only limited protection. Despite precautions that Fonix takes, it may be possible for unauthorized third parties to duplicate aspects of the Fonix technologies or the current or future products or technologies of its business units or to obtain and use information that Fonix regards as proprietary. Additionally, Fonix's competitors may independently develop similar or superior technology. Policing unauthorized use of proprietary rights is difficult, and some international laws do not protect proprietary rights to the same extent as United States laws. Litigation periodically may be necessary to enforce

Fonix's intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others.

           Risks of infringement by Fonix upon the technology of unrelated parties or entities

           Fonix is not aware and does not believe that any of its technologies or products infringe the proprietary rights of third parties. Nevertheless, third parties may claim infringement with respect to its current or future technologies or products or products manufactured by others and incorporating Fonix's technologies. Fonix expects that participants in the HCI industry increasingly will be subject to infringement claims as the number of products and competitors in the industry grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause development delays, or require Fonix to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. As a result, infringement claims could have a material adverse affect on Fonix's business, operating results, and financial condition.

Fonix is subject to the risk that certain key personnel, including key scientific employees and independent contractors named below, on whom Fonix depends, in part, for its operations, will cease to be involved with Fonix.

           Fonix is dependent on the knowledge, skill and expertise of several key scientific employees, including John A. Oberteuffer, Ph.D., Dale Lynn Shepherd, R. Brian Moncur, Mark Hamilton and Doug Jensen; independent contractors including C. Hal Hansen, Tony R. Martinez, Ph.D., and Kenneth P. Hite; and executive officers, including Thomas A. Murdock and Roger D. Dudley. The loss of any of the key personnel listed above could materially and adversely affect Fonix's future business efforts. Although Fonix has taken reasonable steps to protect its intellectual property rights including obtaining non-competition and non-disclosure agreements from all of its employees and independent contractors, if one or more of Fonix's key scientific, executive employees or independent contractors resigns from Fonix to join a competitor, to the extent not prohibited by such person's non-competition and non-disclosure agreement, the loss of such personnel and the employment of such personnel by a competitor could have a material adverse effect on Fonix. Fonix does not presently have any key man life insurance on any of its employees.

Fonix has no dividend history and no intention to pay dividends in the foreseeable future.

           Fonix has never paid dividends on or in connection with any class of its common stock and does not intend to pay any dividends to common stockholders for the foreseeable future.

There may be additional unknown risks which could have a negative effect on Fonix.

           The risks and uncertainties described in this section are not the only ones facing Fonix. Additional risks and uncertainties not presently known to Fonix or that Fonix currently deems immaterial may also impair its business operations. If any of the foregoing risks actually occur, Fonix's business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of Fonix Class A common stock could decline.

ITEM 2.              PROPERTIES

The Company owns no real property. Commencing in October 1996, the Company leased a 25,600 square foot facility in Draper, Utah, from an unaffiliated third party at which it conducts its principal scientific research, product development and sales and marketing activities. The Company's lease of that facility is for a term of 8 years, with a right to terminate after five years, at the Company's option. Provided that the Company is not in default under the lease, the Company has the option to extend the lease for 5 additional years. The average base monthly lease payment over the 8-year life of the lease for that facility is $28,389. Beginning in May 1999, the Company subleased approximately 10,240 square feet of this space to an unrelated third party for a monthly rental of $13,961.

The sublease expires December 2000, but may be renewed for up to two additional three-month periods at the option of the sublessee.

The Company also leases approximately 10,000 square feet of office space in Cupertino, California. The lease on this space is for 5 years, with rent of $24,412 per month. Beginning June, 1999, the Company subleased this space to an unaffiliated party who assumed the terms and payments under the lease. Two executive officers of the Company have personally guaranteed payment on this lease until the assignment is effective.

In addition to the Draper facility, the Company subleases office space at market rates for its corporate headquarters and administrative operations in Salt Lake City, Utah, under subleases from Studdert Companies Corporation ("SCC"). SCC is owned and controlled by three individuals, two of whom are executive officers and directors of the Company. [See "Certain Relationships and Related Transactions," and "Security Ownership of Certain Beneficial Owners and Management"]. The two executive officers and a former executive officer of the Company have personally guaranteed these leases in favor of SCC's landlord. The leases expire December 2002 and February 2003 and require monthly rental payments of $10,369.

The Company leases approximately 1,377 square feet of office space in Lexington, Massachusetts, where it conducts sales and marketing for its HWR technologies and product development for pen/voice products. This lease expires November 30, 2002 and requires monthly rental payments of $2,754.

The Company believes that the facilities described above are adequate for its current needs.



ITEM 3.              LEGAL PROCEEDINGS

           On July 28, 1999, Oregon Graduate Institute ("OGI") filed a notice of default, demand for mediation, and demand for arbitration with the American Arbitration Association. In its demand, OGI asserted that the Company was in default under three separate agreements between the Company and OGI in the total amount of $175,000. On September 23, 1999, the Company responded to OGI's demand and denied the existence of a default under the three agreements identified by OGI. Moreover, the Company asserted a counterclaim before the American Arbitration Association against OGI in an amount not less than $250,000. Neither OGI nor the Company have yet undertaken any discovery. However, a hearing date has been set for August 8, 2000. The Company believes the OGI arbitration claim is without merit, and management intends to vigorously press its counterclaim against OGI.

           In addition to the proceeding commenced by OGI, the Company is involved in various lawsuits, claims, and proceedings arising in the ordinary course of business. Management believes the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Company.


ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 29, 1999, the Company held its 1999 Annual Meeting of Stockholders. The following matters were submitted to a vote of security holders:

          Election of Thomas A. Murdock, Roger D. Dudley, John A Oberteuffer, and William A. Maasberg Jr. to the Company's Board of Directors, approved as follows:

                                   Number of        Number of         Number of
           Name of Director        Shares For     Shares Against      Not Voted
          -----------------        ----------     --------------      ----------
          William A. Maasberg Jr.  47,381,620       7,831,673          4,284,125
          John A. Oberteuffer      47,411,770       7,783,378          4,302,270
          Thomas A. Murdock        47,356,820       8,562,673          3,577,925
          Roger D. Dudley          47,045,370       8,579,348          3,872,700


          Appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ended December 31, 1999, approved by a vote of 59,101,639 shares for, 298,317 shares against, and 97,462 shares withheld.

          Amendment to the Company's certificate of incorporation that created a new class of common stock designated as Class B Non-Voting Common Stock (the "Class B Shares") with 1,985,000 Class B Shares authorized; approved by a vote of 57,192,593 shares for, 1,015,071 shares against, and 1,289,754 shares withheld. The Class B shares were authorized to provide for the conversion of 1,985,000 common shares issued in the acquisition of Articulate to a non-voting class of stock as provided in the acquisition agreement.

          Redesignation of the Company's then-current common stock as Class A Common Stock and changed each share of then-outstanding common stock into a share of Class A Common Stock approved by a vote of 57,192,593 shares for, 1,015,071 shares against, and 1,289,754 shares withheld.

          Amendment to the Company's certificate of incorporation that increased the number of Class A common shares authorized to be issued from 100,000,000 to 300,000,000 and increased the number of authorized preferred shares from 20,000,000 to 50,000,000, approved by a vote of 20,086,173 shares for, 12,969,230 shares against, 1,261,492 shares abstaining, and 25,180,523 brokler non-votes.

          A series of transactions in which the Company issued its Series D 4% preferred stock and Series E 4% preferred stock, approved by a vote of 20,779,723 shares for, 12,397,825 shares against, 1,139,347 shares abstaining and 25, 180,523 shares not voted.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Fonix Class A common stock is listed on the OTC Bulletin Board under the trading symbol FONX. The following table shows the range of high and low sales price information for Class A common stock as quoted on the Nasdaq (until December 3, 1999) and on the OTC Bulletin Board thereafter for the four quarters of calendar 1999 and 1998. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                            Calendar Year 1999           Calendar Year 1998
                          -----------------------      ----------------------
                          High          Low            High          Low
                          ----          -----          -----         ----
First Quarter             $ 3.31        $ 0.69         $ 6.50        $ 3.50
Second Quarter            $ 0.94        $ 0.25         $ 6.34        $ 3.00
Third Quarter             $ 1.19        $ 0.28         $ 4.00        $ 1.12
Fourth Quarter            $1.00         $ 0.27         $ 2.63        $ 0.94


           As of April 10, 2000, there were 164,194,614 shares of Fonix Class A common stock outstanding, held by approximately 564 holders of record and 10,820 beneficial holders. This number of beneficial holders represents an estimate of the number of actual holders of the Company's stock, including beneficial owners of shares held in "nominee" or "street" name. The actual number of beneficial owners is not known to the Company.

           The Company has never declared any dividend on its Class A common stock and it is expected that earnings, if any, in future periods will be retained to further the development and sale of the Company's HCI technologies and products. No dividends can be paid on the Class A common stock until such time as all accrued and unpaid dividends on outstanding preferred stock, if any, have been paid.

                 Recent Sales of Unregistered Equity Securities

           On January 29, 1999, the Company sold debentures in the aggregate principal amount of $4,000,000 to four investors. The outstanding principal amount of the debentures is convertible at any time at the option of the holders into shares of Class A common stock at a conversion price equal to the lesser of $1.25 or 80% of the average of the closing bid price of the Class A common stock for the five trading days immediately preceding the conversion date. The Company also issued warrants to purchase 400,000 shares of Class A common stock in connection with this financing. The warrants are exercisable at a price of $1.25 per share and have a three-year term. On March 3, 1999, the Company executed a Supplemental Agreement with the same four investors, pursuant to which the Company sold $2,500,000 principal amount of debentures on the same terms and conditions as the January 29, 1999 agreement, except no additional warrants were issued. The Company issued all of the debentures without registration under the Securities Act of 1933, as amended (the "1933 Act"), in reliance on Section 4(2) or Regulation D. The debentures were issued as restricted securities and the debentures were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

           On February 1, 2000, the Company issued 290,000 shares of Series F preferred stock, par value $20 per share, to five investors for $2,750,000. The Company issued such shares without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The shares of Series F preferred stock were issued as restricted securities and the certificates representing the Series F preferred stock were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

           The Class A common shares underlying the debentures and the Series F preferred stock were subsequently registered on Form S-2 that was declared effective February 11, 2000.

           On June 2, 1999, the Company issued 200,000 shares of Class A common stock to an unrelated individual in payment for consulting services rendered. The Company issued such shares without registration under the 1933 Act in reliance on Section 4(2) or Regulation D. Such shares of Class A common stock were issued as restricted securities, and the certificates representing such shares were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

           In two separate transactions, on December 2 and December 29, 1999, the Company issued 500,000 shares of Class A common stock each to separate entities not affiliated with the Company in payment for consulting services rendered. The Company issued such shares without registration under the 1933 Act in reliance on Section 4(2) or Regulation D. Such shares of Class A common stock were registered on Form S-8 effective February 14, 2000.


ITEM 6.   SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below is derived from the Company's consolidated balance sheets and statements of operations as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in this Report.



                                                                        For the Year Ended December 31,
                                             -------------- -------------- ------------ ------------- --------------
                                                 1999           1998          1997          1996          1995
                                             -------------- -------------- ------------ ------------- --------------
Statement of Operations Data:
Revenues                                     $     439,507  $   2,604,724  $        --  $         --  $           -
General and administrative expenses              9,498,753      8,817,643   12,947,112     3,530,400      3,553,665
Research and development expenses                7,909,228     13,060,604    7,066,294     4,758,012      2,704,165
Purchase of in-process research and                     --      9,315,000           --            --             --
development
Amortization of goodwill and purchased                          1,712,267
core technology                                  2,588,896                          --            --             --
Other income (expense)                         (3,698,789)    (6,507,245)  (1,558,678)       458,904       (88,067)
Loss from continuing operations               (19,949,196)   (36,843,475)  (21,572,084)  (7,829,508)    (6,345,897)
Loss from discontinued operations              (2,187,080)    (6,275,307)           --            --             --
Gain (loss) on extraordinary items                 473,857             --    (881,864)            --         30,548
Net loss                                      (21,662,419)   (43,118,782)  (22,453,948)  (7,829,508)    (6,315,349)
Basic and diluted net loss per common share  $      (0.31)  $      (0.91)  $    (0.59)  $     (0.21)  $      (0.30)

Weighted average number of common shares
outstanding                                     76,753,709     52,511,185   42,320,188    36,982,610     21,343,349

                                                              As of December 31,
                                     ---------------------------------------------------------------------
                                        1999          1998           1997          1996          1995
                                     ------------ -------------- ------------- ------------- -------------
Balance Sheet Data:
Current assets                       $   480,885  $  20,638,070  $ 21,148,689  $ 23,967,601  $  7,912,728
Total assets                          19,173,147     61,912,791    22,894,566    25,331,270     7,984,306
Current liabilities                    5,285,681     35,317,045    20,469,866    19,061,081     6,674,572
Long-term debt, net of current         3,971,107             --        52,225            --            --
portion
Stockholders' equity                   8,086,359     24,765,746     2,372,475     6,270,189     1,309,734




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

The following discussion of the results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

             Overview

           Since inception, Fonix has devoted substantially all of its resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other intelligent devices. Through December 31, 1999, the Company has incurred cumulative losses amounting to $98,237,110, excluding cumulative losses from discontinued operations of $8,462,387 and net extraordinary items. Such losses are expected to continue until the effects of recent marketing and sales efforts begin to take effect, if ever.

           In 1999, Fonix management began to transition its strategic focus from technology research, development and acquisition into sales and marketing and product delivery. In 1999, the Company expended $1,125,611 in sales and marketing efforts. The Company has made this transition while continuing to achieve technology upgrades to maintain distinct competitive technology advantages.

           In its current marketing efforts, the Company seeks to form relationships with third parties who can incorporate HCI technologies into new or existing products. Such relationships may be structured in any of a variety of ways including traditional technology licenses, co-development relationships through joint ventures or otherwise, and strategic alliances. The third parties with whom Fonix presently has such relationships and with which it may have similar relationships in the future include developers of application software, operating systems, computers, microprocessor chips, consumer electronics, automobiles, telephony and other technology products.

           In February 1999, in connection with its transition in strategic focus, the Company undertook an aggressive program of cost reduction emphasized in four areas of operations:

          1. Salaries, wages and related costs - Salaries greater than $50,000 per year were reduced 20 to 30 percent;

          2. Third-party consultants - Reliance on third-party consultants was reduced in the areas of research and development, marketing and public relations;

          3. Occupancy costs - Office space was reduced to accommodate current operating needs;

          4. Asset acquisition - Acquisition of new operating assets was significantly restricted.

           Implementation of these measures has reduced the monthly deficit in cash flows from operating activities from $3 million in early 1999 to less than $1 million in December 1999. Additional reductions are expected as these measures reach full effect, but will be offset by increased expenses in sales and marketing and ongoing product development.

           On May 19, 1999, Fonix signed an agreement to sell the operations and a significant portion of the assets of its HealthCare Solutions Group ("HSG"), which consisted primarily of the operations of Articulate Systems, Inc. ("Articulate"), to Lernout & Hauspie Speech Products N.V. ("L&H"), an unrelated third party. The sale closed September 1, 1999. The proceeds from the sale were used to reduce certain of the Company's liabilities and provided working capital to allow Fonix to focus on marketing and developing technologies and products.

Results of Operations

           The results of operations disclosed below give effect to the sale of the HSG and the classification of its net assets and operating activities as discontinued operations.

1999 Compared to 1998

           During 1999, the Company recorded revenues of $439,507, a decrease of $2,165,217 from $2,604,724 for 1998. Revenue in 1998 included licensing fees of $2,368,138 from an international microchip manufacturer for which the Company had no further obligation, and product sales and licensing fees of $236,586 from other customers. The 1999 revenues are primarily from licensing fees from TTS and HWR technologies and products.

           Selling, general and administrative expenses were $9,498,753 for 1999 and $8,817,643 for 1998, an increase of $681,110. A one-time charge to compensation expense in 1999 in the amount of $1,443,300 for obligations to certain executives for expenses incurred on behalf of the Company more than offsets reductions achieved in other areas. Absent this charge, selling, general and administrative expenses decreased by $762,490, due primarily to the cost reduction measures undertaken by the Company in February 1999. Decreases in salaries and related costs of $85,613 and in consulting expenses of $61,842 are direct results of such measures. Also, a reduction in acquisition activity from 1998 to 1999 resulted in a decrease of $213,346 in legal and investor-related expenses.

           The Company incurred product development and research expenses of $7,909,228 during 1999, a decrease of $5,151,376 from 1998. This decrease was due primarily to management's cost reduction initiatives implemented in February 1999 and the transition of emphasis from research and development towards sales and marketing. The Company anticipates further decreases in product development and research costs as it nears completion of development of certain TTS and ASR products. During 1999 and 1998, the Company expended a total of approximately $303,000 and $130,000, respectively, in connection with ongoing development of the AcuVoice purchased in-process R&D projects. The Company anticipates that its investment in product development and research will continue at decreased levels for 2000, assuming availability of working capital.

           Amortization of goodwill and purchased Core Technologies was $2,588,896 for 1999 and $1,712,267 for 1998. The increase of $876,629 results from amortization for one full year in 1999 compared to amortization for the portion of 1998 from the respective acquisition dates of AcuVoice and Papyrus to the end of the year.

           Net other expense was $3,698,789 for 1999, a decrease of $2,808,456 from 1998, resulting from changes in several areas. Interest income decreased by $979,998 primarily due to certificates of deposit that were converted to cash to retire a bank line of credit in January 1999. Cancellation of certain common stock reset provisions resulted in an expense of $6,111,577 in 1998 but did not affect 1999. Finally, interest expense increased by $2,165,778 primarily as a result of beneficial conversion features recorded on convertible securities issued in 1999, interest charges incurred on advances from the purchaser of the HSG and interest charges on the Series C convertible debentures issued in January and March 1999.

1998 Compared to 1997

           During 1998, the Company recorded revenues of $2,604,724, of which $2,368,138 was a non-refundable license fee from Siemens for which the Company has no further obligation of any kind. The balance of revenues reflect sales and licensing fees related to TTS voice synthesis technology.

           During 1998, the Company incurred product development and research expenses of $13,060,604, an increase of $5,994,310 over the $7,066,294 incurred in 1997. This increase was due primarily to the addition of product development and research personnel, increased use of independent contractors, equipment, facilities and the operations of AcuVoice and Papyrus.
  Additionally, the Company expensed purchased in-process R&D totaling approximately $9,315,000 during 1998, in connection with the acquisition of AcuVoice.

           Selling, general and administrative expenses were $8,817,643 in 1998 representing a decrease of $4,129,469 from 1997. This decrease resulted primarily from a reduction in consulting and outside services amounting to $6,739,461, offset by an increase in salaries, wages and related benefits of $858,713, due to the increased workforce from the AcuVoice and Papyrus acquisitions, and an increase in legal fees of $1,169,770, incurred primarily in connection with acquisitions of AcuVoice, Articulate and Papyrus.

           Goodwill and purchased core technology resulting from the acquisitions of AcuVoice and Papyrus was amortized to operations for the first time in 1998. An expense of $1,712,267 reflects amortization from the date of acquisitions to the end of the year.

           Net other expense was $6,507,245 for 1998, an increase of $4,948,567 over the previous year. This increase was primarily due to a $6,111,577 expense recorded in connection with the settlement of a reset provision associated with a private placement of Class A common stock. This increase was offset in part by a reduction in interest expense of $1,287,599 from 1998, primarily due to extinguishment of certain debt instruments.

In-Process Research and Development

           At the date of acquisition of AcuVoice, management estimated that the acquired in-process R&D projects of AcuVoice were approximately 75 percent complete and that an additional $1.0 million would be required to develop these projects to commercial viability. As of December 31, 1999, the Company has expended a total of approximately $433,000 in connection with the AcuVoice acquired in-process research and development projects, and management estimates that a total of approximately $567,000 will be required to complete the AcuVoice projects. Management also estimates that the AcuVoice projects are 88 percent complete as of December 31, 1999, and that the release dates will be in the second quarter of 2000.

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

  Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of the Company in connection with such financing could result in substantial dilution to the stockholders of the Company.

           The Company had negative working capital of $4,804,796 at December 31, 1999, compared to negative working capital of $14,678,975 at December 31, 1998. The current ratio was 0.09:1 at December 31, 1999, compared to 0.58:1 at December 31, 1998. Current assets decreased by $20,157,185 to $480,885 from December 31, 1998 to December 31, 1999. Current liabilities decreased by $30,031,364 to $5,285,681 during the same period. The improvement in working capital reflects the payoff of the revolving line of credit with the certificates of deposit that occurred in January 1999, and the reduction in notes payable to related parties and accounts payable from the proceeds of the sale of the HSG that was completed on September 1, 1999. Total assets were $19,173,147 at December 31,1999, compared to $61,912,791 at December 31, 1998.

Delisting of the Company's Common Stock by Nasdaq

           Until recently, the Company's Class A common stock traded on the Nasdaq SmallCap Market. On December 3, 1999, the Company received notice that its stock had been delisted from the Nasdaq SmallCap Market as of December 3, 1999. Consequently, the Company's Class A common stock is currently trading on the OTC Bulletin Board.

           The delisting from the Nasdaq SmallCap Market could result in a reduction in the liquidity of any investment in the Company's Class A common stock, even if the Company's shares continue to trade on the OTC Bulletin Board. Further, delisting could reduce the ability of holders of the Company's Class A common stock to purchase or sell shares as quickly and as inexpensively as they have done historically and inhibit the ability of the Company to attract additional equity capital.

Sale of the HealthCare Solutions Group

           On September 1, 1999, the Company completed the Sale of the HSG to L&H for up to $28,000,000. Of this sales price, $21,500,000, less certain credits of $194,018, was paid at closing, $2,500,000 was held in an 18 month escrow account in connection with the representations and warranties made by the Company at the time of the Sale. Of the amount originally held in escrow, $500,000 was released to the Company prior to December 31, 1999. Any remaining amount up to $4,000,000 is payable as an earnout contingent on the performance of the HSG over the next two years. The Company will not record the contingent earnout, if any, until successful completion of the earnout requirements. The proceeds from the Sale were used to reduce a significant portion of the Company's liabilities and to provide working capital for the Company's marketing and distribution opportunities for its HCI technologies. The assets sold included inventory, property and equipment, certain prepaid expenses, purchased technology and other assets of the HSG. Additionally, L&H assumed the capital and operating lease obligations related to the HSG and the obligations related to certain of the Company's deferred revenues.

Notes Payable

           After the Papyrus acquisition closed in October 1998, the Company investigated the representations and warranties made by Papyrus to induce the Company to acquire the Papyrus companies. The Company determined that certain of the representations made by Papyrus and its executive officers appeared to be inaccurate. On February 26, 1999, the Company filed an action against the former stockholders of Papyrus alleging misrepresentation and breach of contract. In March and April 1999, five of the former stockholders of Papyrus filed actions against the Company alleging default under the terms of the promissory notes issued to them in connection with the Papyrus acquisition and certain other claims. Subsequently, the Company entered into agreements with the five former Papyrus stockholders for dismissal of the actions and cancellation of the promissory notes upon payment to the former stockholders of $1,217,384 (the "Settlement Payment") and return of 970,586 shares of restricted common stock previously issued to the five former stockholders in connection with the acquisition of

Papyrus. The Company paid the Settlement Payment in September 1999 and the lawsuits described above have been dismissed. The 970,586 shares were effectively canceled in September 1999 in connection with the Settlement Payment. The original fair market value of $1,000,917 associated with the canceled shares was reflected as a reduction to goodwill associated with the purchase of Papyrus Associates, Inc. As of December 31, 1999, the Company had unsecured notes payable to former Papyrus stockholders in the aggregate amount of $77,625, which notes were issued in connection with the acquisition of Papyrus. The holders of these notes have not made demand for payment.

           During 1999, the Company paid, or otherwise reduced through agreement notes payable to various related parties totaling $8,482,946, plus accrued interest. Additionally, the Company paid other notes payable to other parties aggregating $560,000, plus accrued interest. Additionally, a revolving note payable in the amount of $50,000 was paid by a former employee and is included as an account payable. A revolving note payable in the amount of $19,988,193 at December 31, 1998, plus accrued interest, was paid in full in January 1999 with the proceeds from a certificate of deposit that secured the note and $22,667 in cash.

           In the fourth quarter of 1999, the Company negotiated reductions of $526,697 in amounts due various trade vendors. Additionally, the Company negotiated reductions of $229,055 in accrued interest owed to certain note holders. These amounts were considered forgiveness of debt and have been accounted for as extraordinary items in the 1999 consolidated statement of operations.

December 1998 Equity Offering

           In connection with a private offering of Class A common stock completed in December 1998 (the "Equity Offering"), the purchaser of 1,801,802 Class A common shares received an equal number of Repricing Rights as well as warrants to purchase 200,000 shares of Class A common stock at an exercise price of $1.665 per share. The Repricing Rights provide for the issuance of shares of Class A common stock based upon rates that vary depending upon the market price of the stock. Also included were certain Repurchase Rights that may, upon the occurrence of certain events, require the Company to repurchase all or a portion of the holder's Class A common shares or Repricing Rights received in the Equity Offering. A registration statement covering the shares underlying the Equity Offering was declared effective February 11, 2000.

           Subsequently, the Repricing Rights were exercised, resulting in the issuance of 4,568,569 shares of Class A common stock on February 14, 2000. The Equity Offering shares and the shares issued upon exercise of the Repricing Rights were sold, thereby extinguishing the Company's obligation to repurchase the shares or the Repricing Rights.

Series C convertible debentures

           On January 29, 1999, the Company entered into a securities purchase agreement with four investors pursuant to which the Company sold its Series C convertible debentures in the aggregate principal amount of $4,000,000. The outstanding principal amount of the debentures was convertible at any time at the option of the holders into shares of the Company's Class A common stock at a conversion price equal to the lesser of (1) $1.25 or (2) 80% of the average of the closing bid price of the Company's Class A common stock for the five trading days immediately preceding the conversion date. The Company recorded $687,500 as interest expense upon the issuance of the debentures in connection with the beneficial conversion feature. The Company also issued 400,000 warrants to purchase an equal number of the Company's Class A common shares at a strike price of $1.25 per share in connection with this financing. The warrants are exercisable for a period of three years from the date of grant. The estimated fair value of the warrants of $192,000, as computed under the Black-Scholes pricing model, was recorded as interest expense upon the issuance of the debentures.

           On March 3, 1999, the Company executed a supplemental agreement pursuant to which the Company agreed to sell another $2,500,000 principal amount of the debentures on the same terms and conditions as the January 29, 1999 agreement, except no additional warrants were issued. The Company recorded $1,062,500 as interest expense upon the supplemental issuance in connection with the beneficial conversion feature.

           The obligations of the Company for repayment of the debentures, as well as its obligation to register the Class A common stock underlying the potential conversion of the debentures and the exercise of the warrants issued in these transactions, were personally guaranteed by two officers and directors and a former officer and director of the Company (the "Guarantors"). The Guarantors pledged 6,000,000 shares of common stock of the Company beneficially owned by them as collateral security for their obligations under their guarantees.

          Subsequent to the March 3, 1999 funding, the holders of the debentures notified the Company and the Guarantors that the Guarantors were in default under the terms of the guarantee and the stock pledge agreement and that they had sold the 6,000,000 shares pledged by the Guarantors. The aggregate proceeds from the sale of the pledged shares were $3,278,893. Of this total, $406,250 was allocated to penalties attributable to default provisions of the stock pledge agreement and recorded as interest expense and $343,750 related to penalty provisions of the Series D preferred stock (held by a related group of investors) and recorded as preferred stock dividends. The remaining $2,528,893 was applied as a reduction of the principal balance of the debentures as of September 30, 1999. Under its indemnity agreement with the Guarantors, the Company agreed to issue 6,000,00 replacement shares to the Guarantors for the shares sold by the holders of the debentures and reimburse the Guarantors for any costs incurred as a result of the holders' sales of the Guarnators' shares. In 1999, the Company estimated and recorded expenses amounting to $1,296,600 pursuant to the indemnity agreement.

           As of December 31, 1999, the remaining outstanding balance on the debentures was $3,971,107. As of April 10, 2000, all remaining principal and interest due on the debentures have been converted to 10,385,364 shares of the Company's Class A common stock.

Guarantors

           In addition to guaranteeing obligations relating to the debentures, the Guarantors guaranteed certain other obligations of the Company. As security for some of the guarantees, the Guarantors pledged shares of the Company's Class A common stock beneficially owned by them. In March 1999, 143,230 of the shares previously pledged by the Guarantors to a bank were sold by the bank and the proceeds were used to pay Company credit card balances and the related accrued interest in full totaling $244,824. In May 1999, 100,000 of the shares previously pledged by the Guarantors to another creditor of the Company were sold by the creditor and the proceeds, totaling $72,335, were used to pay amounts owed by the Company. In September 1999, the Company paid a note payable to an unrelated third party in the amount of $560,000 that had previously been guaranteed by the Guarantors. As of December 31, 1999, guarantees remained outstanding in respect of certain real property subleases.

Series D and Series E Preferred Stock

           During 1999, 626,611 shares of Series D preferred stock and 135,072 shares of Series E preferred stock, together with related dividends on each, were converted into 47,252,275 shares and 5,729,156 shares, respectively, of the Company's Class A common stock. After the above conversions, 381,723 shares of Series D preferred stock and no shares of Series E preferred stock remained outstanding as of December 31, 1999. Subsequent to December 31, 1999, a total of 217,223 shares of Series D preferred stock, together with related dividends, were converted into 15,436,378 shares of Class A common stock. As of April 10, 2000, 164,500 shares of Series D preferred stock remained outstanding. In connection with the sales of the Series D and Series E preferred stock, the Company entered into registration rights agreements with the holders of the Series D and Series E preferred stock and agreed to register the sale of shares received on a conversion of the Series D and Series E preferred stock. If the number of shares currently issuable upon a hypothetical conversion of the remaining Series D preferred stock exceeds those authorized for sale, the Company will be required to file an additional registration statement to cover the remaining shares.

Class A common stock, stock options, and warrants

           On June 2, 1999, the Company issued 200,000 shares of Class A common stock (having a market value of $100,000 on that date) to an unaffiliated individual in payment for consulting services rendered.

           On December 23, 1999, the Company issued warrants to purchase 1,000,000 shares of the Company's Class A common stock to professional advisors and consultants. The warrants were valued at $0.26 per share using the Black-Scholes pricing model and the resulting charge was recorded as a deferred consulting expense in stockholders' equity to be amortized as general and administrative expense over the subsequent period of service. Also in December 1999, 1,000,000 shares of Class A common stock were issued to other advisors and consultants as consideration for services rendered. The shares were valued at $375,000 based upon the market value of the shares on the date of issuance and recorded as general and administrative expenses.

           During 1999, the Company granted 884,500 stock options to employees at exercise prices ranging from $0.59 to $3.25 per share. The term of all options granted during the year was ten years from the date of grant. Of the stock options granted, 698,000 vested immediately and 186,500 vest over the subsequent three-year period. As of December 31, 1999, the Company had a total of 14,355,900 options outstanding.

           The Company's option plans provide for stock appreciation rights that allow the grantee to receive shares of the Company's Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of the Company's stock at the date of exercise. At December 31, 1999, there were stock appreciation rights related to 400,000 shares outstanding with a weighted average exercise price of $1.18. Subsequent to December 31, 1999, these stock appreciation rights were exercised at weighted average exercise price of $1.18

           During 1999, the Company granted warrants to L&H in connection with loans made to the Company in April and May 1999 totaling $6,000,000. These warrants allow L&H to purchase 850,000 shares of Class A common stock of the Company at exercise prices ranging from $0.60 to $0.70 per share. The warrants were valued at $246,240 using the Black-Scholes pricing model and were recorded as a charge to interest expense. Of these warrants, 250,000 expired October 18, 1999, without being exercised. The remaining 600,000 warrants expire May 17, 2001.

           As of December 31, 1999, the Company had a total of 3,025,000 warrants outstanding.

                                     Outlook

Corporate Objectives and Technology Vision

           The Company believes that its Core Technologies will be the platform for the next generation of automated speech technologies and products. Most speech recognition products offered by other companies are based on technologies that are largely in the public domain and represent nothing particularly "new" or creative. The Fonix Core Technologies are based on proprietary, patented technology. The Company will continue to seek patent protection of the Core Technologies as well as technologies and inventions derived from the know how, assets and rights acquired from AcuVoice and Papyrus. Management believes the Company's HCI technologies provide a competitive advantage vis-a-vis other technologies available in the marketplace.

         As the Company proceeds to implement its strategy and to reach its objectives, the Company anticipates further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments. The strategy described above is not without risk, and shareholders and others interested in the Company and its common stock should carefully consider the risks set forth under the heading "Certain Significant Risk Factors" in Item 1, Part I, above.




ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Index to Consolidated Financial Statements:

           Report of Independent Public Accountants (Arthur
               Andersen LLP)                                                 F-2

           Report of Independent Public Accountants (Pritchett,
               Siler & Hardy, P.C.)                                          F-3

           Consolidated Balance Sheets as of December 31, 1999
               and 1998                                                      F-4

           Consolidated Statements of Operations for the Years
               Ended December 31, 1999, 1998 and 1997 and for
               the Period from October 1, 1993 (Date of Inception)
               to December 31, 1999                                          F-5

           Consolidated Statements of Stockholders' Equity for
               the Years Ended December 31, 1999, 1998 and 1997
               and for the Period from October 1, 1993 (Date of
               Inception) to December 31, 1999                               F-6

           Consolidated Statements of Cash Flows for the Years
               Ended December 31, 1999, 1998 and 1997 and for
               the Period from October 1, 1993 (Date of Inception)
               to December 31, 1999                                          F-9

           Notes to Consolidated Financial Statements                       F-11


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           During the years ended December 31, 1999, 1998, and 1997, and through the date hereof, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

                                    PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

           The following table sets forth certain information concerning the executive officers and directors of the Company as of April 10, 1999:

 Name                                     Age                 Position

Thomas A. Murdock                         56                  Director, President and Chief Executive Officer
Roger D. Dudley                           47                  Director, Executive Vice President, Chief Financial Officer
John A. Oberteuffer, Ph.D.                59                  Director, Vice President, Technology
William A. Maasberg, Jr.                  60                  Director, Chief Operating Officer
Mark S. Tanner                            45                  Director

           All directors hold office until the next annual meeting of the stockholders of the Company or until their successors have been elected and qualified. The officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

          THOMAS A. MURDOCK is a co-founder of the Company and has served as an executive officer and member of the Company's board of directors since June 1994. He has been the Company's chief executive officer since January 26, 1999. Mr. Murdock also has served as president of Studdert Companies Corporation ("SCC"), a related party, since 1992. For much of his career, Mr. Murdock was a commercial banker and a senior corporate executive with significant international emphasis and experience. Mr. Murdock also serves as a director of KLS Enviro Resources, Inc., of Advocast, Inc., an Internet research and development company, and SCC.

          ROGER D. DUDLEY is a co-founder of the Company and has served as an executive officer and member of the Company's board of directors since June 1994. Mr. Dudley currently serves as the Company's executive vice president and chief financial officer. After several years at IBM in marketing and sales, he began his career in the investment banking industry. He has extensive experience in corporate finance, equity and debt private placements and asset management. Mr. Dudley also serves as a director of KLS Enviro Resources, Inc. and SCC.

          JOHN A. OBERTEUFFER, Ph.D. has been a director of the Company since March 1997 and vice president technology since January 1998. He is also the founder and president of Voice Information Associates, Inc. ("VIA"), a consulting group providing strategic technical, market evaluation, product development and corporate information to the automated speech recognition industry. In addition, VIA publishes the monthly newsletter, ASRNews. Dr. Oberteuffer also is executive director of the American Voice Input/Output Society ("AVIOS"). He was formerly vice president of Voice Processing Corp. (now merged with Voice Control Systems, Inc.), and also was founder and CEO of Iris Graphics, which was acquired by Seitex Corp. Dr. Oberteuffer received his bachelor's and master's degrees from Williams College, and his Ph.D. in Physics from Northwestern University. He was a member of the research staff at Massachusetts Institute of Technology for five years.

          WILLIAM A. MAASBERG, Jr. became a director of the Company in September 1999 and was named chief operating officer February 1, 2000. From December 1997 through February 1999, Mr. Maasberg was vice president and general manager of the AMS Division of Eyring Corporation. The AMS Division manufactures multi-media electronic work instruction software application. He was also a co-founder and principal in Information Enabling Technologies, Inc. ("ETI"), and LIBRA Corporation ("LIBRA"), two companies focusing on software application development, and served in several key executive positions with both ETI and LIBRA from May 1976 through November 1997. Mr. Maasberg worked for IBM Corporation from July 1965 through May 1976 in various capacities. He received his B.S. Degree from Stanford University in Electrical Engineering and his M.S. in Electrical Engineering from the University of

          Southern California. Mr. Maasberg was re-elected to the Board of Directors at the Company's 1999 Annual Meeting of Stockholders.

          MARK S. TANNER became a director of the Company in November 1999. Mr. Tanner is currently the chief financial officer and senior vice president of finance and administration for Mrs. Fields Original Cookies, Inc. Mr. Tanner spent nine years at PepsiCo, where he was chief financial officer for Pepsi International's operations in Asia, the Middle East, and Africa. He was vice president of strategic planning for Pepsi North America, as well as chief financial officer for Pepsi North America's Pepsi East Operations. Mr. Tanner also spent ten years with United Technologies Corporation in various capacities, including director of corporate development. Mr. Tanner holds a B.A. in economics from Stanford University and an M.B.A. from the University of California at Los Angeles.


                      Significant Employees and Consultants

           In addition to the officers and directors identified above, the Company expects the following individuals to make significant contributions to the Company's business during 2000.

          PAUL S. CLAYSON, 43, is Vice President of Strategic Business Development and has been employed by the Company since June 1998. Mr. Clayson's career experience has focused on strategically assessing markets, products and services, opening and establishing those markets and building organizations and management structures to support their growth. His work has spanned multiple products, services and markets. He also served as a senior officer and partner in a private asset management business in charge of general management, marketing, sales, planning and product development functions. His work included the creation of mutual funds, private asset funds for publicly traded securities, and private investment portfolios. He also served as a senior corporate officer for the Red Chip Review which publishes research on small cap publicly traded companies. He received his education from the University of Utah and the University of Michigan.

          DALE LYNN SHEPHERD, 40, is vice president of engineering and has been employed by the Company since 1997. He was employed by Synergetics from 1992 to March 13, 1997. Before his employment with Synergetics, he was employed with Mentorgraphics where he acted as a software systems architect in automatic semiconductor design. Before Mentorgraphics, he worked on a contract basis with Signetics, Inc. Mr. Shepherd graduated from Brigham Young University with a Bachelor of Science Degree in Electrical Engineering. He also received a Masters of Business Administration from Brigham Young University.

          R. BRIAN MONCUR, 40, is director of core technologies implementation and has been with the Company since 1997. He was previously employed by Synergetics from 1992 to March 13, 1997. Before his employment with Synergetics, he was employed by Signetics, Inc. and Mentorgraphics, where he was a senior process engineer and software development engineer. Mr. Moncur graduated from Brigham Young University with a Bachelor of Science degree in chemical engineering.

          JAMES MARK HAMILTON, 40, is director of engineering and has been employed by the Company since 1997. Previously, he was employed by Synergetics from 1996 to March 13, 1997. He has been a project leader in developing the Company's SDK System and has worked on the Company's portable voice project. Before his employment with Synergetics, he was employed by Intelligent Technologies, Inc., where he helped form the company and designed and developed the educational software product called IntelliBots for Macintosh and Windows. Mr. Hamilton graduated from Brigham Young University with a Bachelor of Science in Electrical Engineering.

          DOUG JENSEN, 39, is director of embedded product development and has been with the Company since 1997. Previously, he was employed by Novell as strategic engineer between Novell and Intel. He also worked for North American Philips. Mr. Jensen graduated from Brigham
          Young University with a Bachelor of Science Degree in Electrical Engineering.

          CARL HAL HANSEN, 50, is an independent consultant and is co-inventor of the Company's automated speech recognition technologies ("ASRT"). He is chairman and CEO of Synergetics, IMC2, and Adiva Corporation. For approximately 14 years, he was employed by Signetics, Inc. in various capacities, including test equipment engineer, characterization engineer, product engineer, and electronic specialist. He was involved in the design, fabrication and release of layout design for PC boards and interfaces. In 1991, Mr. Hansen founded Synergetics, were he continues to have direct leadership with respect to new product development and engineering. IMC2 currently provides consulting in research and development to the Company in the area of ASR. Mr. Hansen holds a degree in electronics from the Utah Trade Technical Institute of Provo, Utah.

          TONY R. MARTINEZ, Ph.D., 42, is a senior consulting scientist for the Company's neural network development. He is an associate professor of Computer Science at Brigham Young University and currently heads up the Neural Network and Machine Learning Laboratory in the Brigham Young University Ph.D./MS program. His principal research is in neural networks, machine learning, ASOCS, connectionist systems, massively parallel algorithms and architectures, and non-von Neuman computing methods. He is associate editor of the Journal of Artificial Neural Networks. Dr. Martinez received his Ph.D. in computer science at University of California at Los Angeles in 1986.

          KENNETH P. HITE, 34, is a consultant for the Company. He is developing the pen-voice user interface for the Windows 98 platform which involves integrating Fonix's HWR and ASR technologies for use in pen tablet computers. He has 14 years programming experience. and has worked on a contract assignment for Modis Inc. He attended Northeastern University and has taken several courses in management information systems.

None of the executive officers or directors of the Company is related to any other officer or director of the Company.


ITEM 11.             EXECUTIVE COMPENSATION

           The   following   table  sets  forth   information   concerning   the
compensation paid to all persons serving as the Company's chief executive officer and the Company's most highly compensated executive officers other than its chief executive officer who were serving as executive officers at December 31, 1999, and whose annual compensation exceeded $100,000 during such year (collectively the "Named Executive Officers"):

                           Summary Compensation Table

                                                Annual Compensation                            Long-Term Compensation
                                        -----------------------------------------------      ----------------------------
                                                                                                        Securities
                                                                                Other                   Underlying
                                                                               Annual                   Options/
Name and Principal Position               Year                  Salary          Bonus                     SARs(2)
                                        ---------           ------------     -----------     ----------------------------
Thomas A. Murdock (1)                     1997                $305,385             -                     400,000/0
CEO (6/94 to 4/96 and                     1998                $425,000             -                     550,000/0
1/26/99 - present) and                    1999                $316,574             -                           0/0
President

Roger D. Dudley (1)                       1997                $305,385             -                     400,000/0
Executive Vice President, Chief           1998                $425,000             -                     550,000/0
   Financial Officer (Effective 3/21/00)  1999                $317,764             -                           0/0

Douglas L. Rex                            1998                $157,685             -                     200,000/0
Chief Financial officer                   1999                $166,322             -                           0/0
(Through 3/21/00)

John A. Oberteuffer                       1998                $203,941             -                     580,000/0
Vice President Technology                 1999                $199,238             -                           0/0




           (1) The Company has executive employment agreements with Messrs. Murdock and Dudley. The material terms of each executive employment agreement with Messrs. Murdock and Dudley are identical and are as follows: The term of each employment contract is from November 1, 1996 through December 31, 2001. Annual base compensation for each executive for the first three years of such term is $250,000 from November 1, 1996 through December 31, 1996; $325,000 from January 1, 1997 through December 31, 1997; and $425,000 from January 1, 1998 through December 31, 1999. The annual base compensation for the final two years of the employment agreement is $550,000 from January 1, 2000 through December 31, 2000; and $750,000 from January 1, 2001 through December 31, 2001. However, for these final two contract years, annual base compensation and the performance-based incentive compensation will be subject to review by the Company's board of directors based upon either or both of the market price of the Company's common stock and profits derived by the Company from annual revenues from operations. Notwithstanding the foregoing, Messrs. Murdock and Dudley voluntarily reduced their base compensation to $297,500 commencing January 1, 1999 as part of the Company's overall efforts to reduce expenses. On January 31, 2000, these contracts were extended at the current base compensation through December 2005, subject to subsequent adjustments as approved by the board of directors.

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

           (2) All options granted in 1999 and 1998 were granted pursuant to the Company's 1998 Stock Option Plan. All options granted in 1997 were granted pursuant to the Company's 1997 Stock Option Plan.


        Board of Directors Meetings, Committees and Director Compensation

           The Company's board of directors took action at six duly noticed meetings of the Board during 1999. Each director attended (in person or telephonically) at least 75% of the meetings of the Company's board of directors. During 1999, the Company's board of directors had the following committees: Audit Committee, comprised of Messrs. Dudley, Maasberg (as of September 3, 1999) and Tanner (as of November 9, 1999); and Compensation Committee, comprised of Messrs. Murdock, Maasberg (as of September 3, 1999) and Tanner (as of November 9, 1999). These standing committees conducted meetings in conjunction with meetings of the full board of directors.

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

           This Executive Compensation Report discusses the Company's executive compensation policies and the basis for the compensation paid to the Named Executive Officers, including the persons serving as its chief executive officer during the year ended December 31, 1999.

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

           Compensation of the Chief Executive Officer. As described elsewhere in this Report, the Company has entered into an executive employment agreement with Mr. Murdock. The material terms of this executive employment agreement are described above. The Compensation Committee believes that the monthly compensation under such contract adequately and fairly compensates this executive officer in relation to his respective responsibilities, capabilities, contributions and dedication to the Company and secures for the Company the benefit of his leadership, management and financial skills and capabilities. Moreover, the Compensation Committee believes that the salary and other benefits are reasonable in relation to the responsibilities, capabilities, contributions and dedication of Mr. Murdock to the Company and are warranted to keep them in line with the compensation earned by chief executive officers employed by companies of comparable size or within the Company's industry.

           Conclusion. The Compensation Committee believes that the concepts discussed above further the shareholders' interests because a significant part of executive compensation is based upon the Company achieving its marketing, sales and product development goals and other specific goals set by the board of directors. At the same time, the Compensation Committee believes that the program encourages responsible management of the Company in the short-term. The Compensation Committee regularly considers plan design so that the total program is as effective as possible in furthering shareholder interests.

           The Compensation Committee bases its review on the experience of its own members, on information requested from management personnel, and on discussions with and information compiled by various independent consultants retained by the Company.

                                          Respectfully submitted,

                                          Compensation Committee:
                                          Thomas A. Murdock
                                          William A. Maasberg, Jr.
                                          Mark S. Tanner

                            Compensation of Directors

           Prior to April 1996, the Company's directors received no compensation for their service. The Company historically has reimbursed its directors for actual expenses incurred in traveling to and participating in directors' meetings, and the Company intends to continue that policy for the foreseeable future. On March 30, 1996, the Company's board of directors adopted, and the Company's shareholders subsequently approved, the Company's 1996 Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, members of the Board as constituted on the date of adoption received options to purchase 200,000 shares of the Company's Class A common stock for each year (or any portion thereof consisting of at least six months) during which such persons had served on the board for each of fiscal years 1994 and 1995 and were granted 200,000 shares for each of fiscal years 1996 through 1999, which options vested after completion of at least six months' service on the board during those fiscal years. These options have terms of ten years. Similar grants have been made to the Company's directors under the Company's 1998 Stock Option Plan. Under the Directors Plan and the 1998 Stock Option Plan, the Company granted no stock options to members of the board during 1999.

           Stock Options Granted to Directors During Fiscal Year 1999

                                  Shares            Date             Exercise               Shares Vested
Name(1)                           Granted           Granted          Price Per Share        at December 31, 1999
----                              -------           -------          ---------------        --------------------

William A. Maasberg, Jr.          200,000           09/03/99               $0.406              200,000
Mark S. Tanner                    200,000           11/09/99               $0.406              200,000

(1) Directors who are also Named Executive Officers also received options as set forth in the table above.


                Compliance With Section 16(a) of the Exchange Act

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10 % shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on its review of the copies of such forms furnished to the Company during the fiscal year ended December 31, 1999 the Company is aware of the following untimely filings:

           Thomas A. Murdock,  Roger D. Dudley,  and Stephen M. Studdert
(the "Guarantors") are in the process of preparing and filing year-end Forms 5 for 1999. The transactions to be reported include the sales by holders of shares pledged by the Guarantors, as described below, about which the Guarantors were not aware until after the Form 4 reporting deadline for such transactions had expired.

           The Guarantors pledged shares of Fonix Class A common stock to guarantee payment by the Company of certain expenses. Such pledged shares were sold in the second quarter of 1999. The sales by the pledgee will be reported on the Forms 5 to be filed by the Guarantors.

           The Guarantors also pledged shares in connection with the Company's offering of its Series C 5% Convertible Debentures. Such pledged shares were sold during the second and third quarters of 1999. The sales by the pledgees will be reported on Forms 5 to be filed by the Guarantors.

           All sales of such pledged shares were conducted by third party pledgees beyond the control of the Guarantors. As of the date of this report, the Guarantors have not received a complete accounting of such sales.

                             Stock Performance Graph

           The following graph compares the yearly cumulative total returns from the Company's Class A common stock during the five fiscal year period ended December 31, 1999 with the cumulative total return on the Media General Index and the Standard Industrial Classification (SIC) Code Index for that same period. The comparison assumes $100 was invested on January 1, 1994, in the Company's Class A common stock and in the common stock of the companies in the referenced Indexes and further assumes reinvestment of dividends.

[GRAPH OMITTED]

                                         1994       1995       1996        1997       1998       1999
                                        ------     ------      ------     ------     ------     ------
FONIX CORPORATION                       100.00     236.97      527.61     185.13      79.38      17.77
SIC CODE INDEX                          100.00      91.12       94.57     126.42     119.91     216.68
NASDAQ MARKET INDEX                     100.00     129.71      161.18     197.16     278.08     490.46

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of April 10, 2000, the number of shares of common stock of the Company beneficially owned by all persons known to be holders of more than 5% of the Company's common stock and by the executive officers and directors of the Company individually and as a group. Unless indicated otherwise, the address of the shareholder is the Company's principal executive offices, 60 East South Temple Street, Suite 1225, Salt Lake City, Utah 84111.

                                               Number of
                                                Shares
Name and Address of 5% Beneficial Owners,     Beneficially       Percent of
Executive Officers and Directors                 Owned            Class(1)
-----------------------------------------    ---------------     ------------

 Thomas A. Murdock                           10,099,084(2)(6)         6.1%
 Chairman f the Board and Chief
 Executive Officer

 Alan C. Ashton, Ph.D.                        9,624,167(3)(4)         5.9%
 c/o Beesmark Investments, L.C.
 5% Beneficial Owner
 261 East 1200 South
 Orem, Utah 84097

 Beesmark Investments, L.C.                   9,624,167(4)            5.9%
 5% Beneficial Owner
 261 East 1200 South
 Orem, Utah  84097

 Roger D. Dudley,                             4,398,723(5)(6)         2.7%
 Executive Vice President,
 Chief Financial Officer,
 Director

 John A. Oberteuffer, Ph.D.,                    710,000 (7)              *
 Vice President, Director
 600 West Cummings Park, Suite 4650
 Woburn, MA  01801

 Douglas L. Rex,                                457,900(8)               *
 Chief Financial Officer(8)

 William A. Maasberg Jr.,                       200,000(7)               *
 Chief Operating Officer,
 Director

 Mark S. Tanner, Director                       200,000(7)               *

 Officers and Directors as a
  Group (6 persons)                          14,054,305               8.4%
-----------------------

*        Less than 1 percent.

(1) Percentages rounded to nearest 1/10th of one percent. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of Common Stock listed for each such person in the table.

(2) Includes 8,706,771 shares of Common Stock deposited in a voting trust (the "Voting Trust") as to which Mr. Murdock is the sole trustee. Persons who have deposited their shares of Common Stock into the Voting Trust have dividend and liquidation rights ("Economic Rights") in proportion to the number of shares of Common Stock they have deposited in the Voting Trust, but have no voting rights with respect to such shares. All voting rights associated with the shares deposited into the Voting Trust are exercisable solely and exclusively by the Trustee of the Voting Trust. The Voting Trust expires, unless extended according to its terms, on the earlier of September 30, 2002, or any of the following events: (i) the Trustee terminates it; (ii) the participating shareholders unanimously terminate it; or (iii) the Company is dissolved or liquidated. Although as the sole trustee of the Voting Trust Mr. Murdock exercises the voting rights of all of the shares deposited into the Voting Trust, and accordingly has listed all shares in the table above, he has no economic or pecuniary interest in any of the shares deposited into the Voting Trust except for 2,848,415 shares as to which he directly owns Economic Rights, and 185,793 shares the Economic Rights as to which are owned by Studdert Companies Corp. ("SCC"), a corporation of which Mr. Murdock is a 1/3 equity owner. Also includes 2,813 shares owned directly by Mr. Murdock, 11,400 shares owned by a limited liability company of which Mr. Murdock is a 1/3 equity owner, 28,099 shares (including shares issuable upon the exercise of options) beneficially owned by members of Mr. Murdock's immediate family residing in the same household and 1,350,000 shares of Common Stock underlying stock options owned by Mr. Murdock and exercisable presently or within 60 days of April 10, 2000.

(3) Includes all Common Stock beneficially owned by Beesmark Investments, L.C. ("Beesmark"), but only to the extent that Dr. Ashton is one of three managers of Beesmark, and, as such, is deemed to share investment power with respect to shares beneficially owned by Beesmark.

(4) Beesmark's beneficial ownership includes 166,667 shares of Common Stock presently issuable upon the conversion of shares of Series A Preferred Stock. The owners of Beesmark are Alan C. Ashton and Karen Ashton. As owners of Beesmark, they each are deemed to share voting control over shares beneficially owned by Beesmark. Mrs. Ashton is beneficially owns no shares other those deemed to be owned by her as a control person of Beesmark, and, consequently, her beneficial ownership is not separately reported.

(5) Includes (i) 2,848,417 shares owned by Mr. Dudley and deposited into the Voting Trust, (ii) 185,793 shares owned by SCC as to which Mr. Dudley shares investment power because of his management position with and 1/3 ownership of SCC, which shares are deposited into the Voting Trust; (iii) 2,813 shares owned directly by Mr. Dudley; (iv) 300 shares owned by Mr. Dudley's minor children; (v) 11,400 shares owned by a limited liability company of which Mr. Dudley is a 1/3 equity owner; and (vi) 1,350,000 shares underlying stock options exercisable presently or within 60 days of April 10, 2000. Mr. Dudley became Chief Financial Officer of the Company on March 21, 2000.

(6) During 1999, Messrs. Murdock and Dudley pledged their beneficial interest in 4,000,000 of their shares of the Class A common stock of the Company in connection with certain obligations of the Company, and such pledged shares were sold by the pledgees. The Company has an obligation to issue 4,000,000 replacement shares to Messrs. Murdock and Dudley in connection with those pledged shares sold.

(7)  Consisting of options which are presently exercisable.

(8) Includes (i) 2,400 shares owned by Mr. Rex's spouse; (ii)500 shares owned by an entity owned and controlled by him; and (iii) 455,000 shares underlying presently exercisable stock options. Mr. Rex is no longer an officer of the Company.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Studdert Companies Corp. (SCC)

           SCC is a Utah corporation that provides investment and management services. The officers, directors and owners of SCC are Stephen M. Studdert, former chairman and CEO of the Company, and Thomas A. Murdock and Roger D. Dudley, each of whom is a director and executive officer of the Company.

           The Company subleases from SCC its corporate headquarters located at 60 East South Temple Street, Salt Lake City, Utah. The sublease is from month to month pursuant to which the Company has agreed to pay the actual monthly rental of $10,368 and all common area charges payable under the lease with SCC's landlord.

Indemnity Agreement Related to Debenture Offering

         In connection with the Company's January and March 1999 offering of its debentures, Stephen M. Studdert, Thomas A. Murdock and Roger D. Dudley entered into stock pledge agreements, whereby each personally guaranteed the performance and obligations of the Company under the Debentures, and pledged 6,000,000 shares of common stock of the Company owned by them as security for their obligations under the guaranty. The Company entered into an Indemnity Agreement under which it agreed that, in the event of a default by the Company under the terms of the debenture offering, if any or all of Messrs. Studdert, Murdock, or Dudley were required to pay money or forfeit any of their pledged shares, the Company would replace shares so forfeited and repay the obligation and liability of each of Messrs. Studdert, Murdock, or Dudley by paying cash in amounts equal to the out-of-pocket expenses of Messrs. Studdert, Murdock, and Dudley. Additionally, the disinterested members of the Company's board of directors agreed that, in consideration of the pledge, the Company would issue to each of Messrs. Studdert, Murdock and Dudley warrants to purchase 666,666 shares of common stock at an exercise price of $1.59 per share. The warrants have a 10-year term. Subsequently, Messrs. Studdert, Murdock and Dudley agreed to indefinitely suspend their rights to receive these warrants.

           However, subsequent to the March 1999 funding, the holders of the debentures notified the Company and the Guarantors that the Guarantors were in default under the terms of the pledge and that the holders intended to exercise their rights to sell some or all of the pledged shares. The holders of the debentures subsequently informed the Company and the Guarantors that the 6,000,000 pledged shares were sold. Under its indemnity agreement with the Guarantors, the Company agreed to issue 6,000,000 replacement shares to the Guarantors for the shares sold by the holders of the debentures and to reimburse the Guarantors for any costs incurred as a result of the holders' sales of the Guarantors' shares. In 1999, the Company estimated and recorded expenses amounting to $1,296,600 pursuant to the indemnity agreement.


John A. Oberteuffer

           In February 2000, the Company entered into an agreement to purchase from John A. Oberteuffer, who is an executive officer and director of the Company, all of Dr. Oberteuffer's rights and interests in certain methods and apparatus for integrated voice and pen input for use in computer systems. In payment for Dr. Oberteuffer's technology, the Company granted Dr. Oberteuffer 600,000 warrants to purchase the Company's Class A common stock at an exercise price of $1.00 per share. The warrants expire February 10, 2010. Also, the Company granted Dr. Oberteuffer the right to repurchase the technology from the Company at fair market value if the Company subsequently determines not to commercialize the pen/voice technologies or products.


Loans and Advances to the Company

           During 1999, Messrs. Murdock, Dudley and Studdert advanced funds in the aggregate amount of $317,159 related to sales of the Company's stock owned by them that was pledged as collateral under certain borrowing agreements. The balance was subsequently repaid in full. Also, Mr. Dudley advanced an additional $68,691 to the Company for operating expenses, all of which was subsequently repaid to him. There were no amounts owed to these individuals at December 31, 1999.

Stock Pledges for Payment of Legal Fees

The Company and Messrs. Murdock and Dudley entered into an agreement with a New York law firm regarding payment of the Company's legal fees owed to that firm. Under the agreement, Mr. Murdock, as trustee, entered into a stock pledge agreement pledging 100,000 shares of the Company's common stock beneficially owned by Messrs. Murdock and Dudley, and Messrs. Murdock and Dudley guaranteed the full payment of the Company's legal fees to the law firm, together with any other indebtedness of the Company to the law firm. At the time Messrs. Murdock and Dudley agreed to guarantee the payment, the Company owed fees in the approximate amount of $142,875 to the law firm. Subsequently, the law firm sold the shares held as collateral to satisfy the outstanding obligation. Messrs. Murdock and Dudley were reimbursed in cash for the value of the shares at teh time of the sale by the law firm.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) Documents filed as part of this Form 10-K:

          1.   Consolidated Financial Statements (included in Part II, Item 8)

               Consolidated Balance Sheets as of December 31, 1999 and 1998

               Consolidated   Statements  of  Operations  for  the  Years  Ended
               December 31, 1999, 1998 and 1997 and for the Period from October 1, 1993 (Date of Inception) to December 31, 1999

               Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997 and for the Period from October 1, 1993 (Date of Inception) to December 31, 1999

               Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997 and for the Period from October 1, 1993 (Date of Inception) to December 31, 1999

               Notes to Consolidated Financial Statements

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

            (10)(iv) Employment Agreement by and between the Company and Stephen M. Studdert, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

            (10)(v) Employment Agreement by and between the Company and Thomas A. Murdock, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

            (10)(vi) Employment Agreement by and between the Company and Roger D. Dudley, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

            (10)(vii) Restated Master Agreement for Joint Collaboration between the Company and Siemens, dated November 14, 1997, as revised, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

            (10)(viii) Restated First Statement of Work and License Agreement between the Company and Siemens, dated February 11, 1998, as revised, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

            (10)(ix)     Master Technology  Collaboration  Agreement between
                         the Company and OGI, dated October 14, 1997, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

            (10)(x) Common stock Purchase Agreement among the Company and JNC Opportunity Fund Ltd. and Diversified Strategies Fund, LP, dated as of March 9, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

            (10)(xi) Common stock Purchase Agreement between the Company and Thomson Kernaghan & Co., dated as of March 9, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

            (10)(xii)    Royalty  Modification  Agreement among the Company
                         and Synergetics, dated as of April 6, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

            (10)(xiii) Purchase Agreement with John Oberteuffer and the Company dated April 9, 1998, which
                         is   incorporated  by  reference  from the  Company's
                         AnnualReport on Form 10-K for the year ended December 31, 1997

            (10)(xiv) Employment Agreement by and between the Company and John A. Oberteuffer, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

            (10)(xv) First Amendment to Master Agreement for Joint Collaboration between the Company and Siemens, dated February 13, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

            (10)(xvi) Second Amendment to Master Agreement for Joint Collaboration between the Company and Siemens, dated March 13, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

            (10)(vii) Series D Convertible Preferred Stock Purchase Agreement Among Fonix corporation, JNC Opportunity Fund, Ltd., Diversified Strategies Fund, L.P., Dominion Capital Fund, Ltd., Sovereign Partners, LP, Canadian Advantage Limited Partnership and Thomson Kernaghan &
                         Co. (as agent) dated as of August 31, 1998, incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998

            (10)(xviii)  Series E Convertible  Preferred  Stock  Exchange and Purchase Agreement among Fonix corporation, Sovereign Partners, LP and Dominion Capital Fund, Ltd., dated as of September 30, 1998, incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998

            (10)(xix)    Securities   Purchase   Agreement   among  Fonix
                         Corporation and JNC Strategic Fund, dated December 21, 1998 for 1,801,802 shares of common stock and Repricing Rights, incorporated by reference from Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-67573)

            (10)(xx)     Securities   Purchase   Agreement   among   Fonix
                         Corporation and the investors identified therein dated January 29, 1999, as supplemented on March 3, 1999, concerning sales of $6,500,000 principal amount of Series C 5% Convertible Debentures, incorporated by reference from Amendment No. 1 to Registration Statement on Form S-3 (File No. 333- 67573)

            (10)(xxi) Asset Purchase Agreement - Acquisition of Certain Assets of Fonix Corporaion and Fonix/ASI Corporation by Lernout & Hauspie Speech Products N.V., dated as of May 19, 1999,which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(a))

            (10)(xxii) Escrow Agreement, dated as of September 1, 1999,which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(b))

            (10)(xxiii) Technology Option Agreement, dated as of May 19, 1999,which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(c))

            (10)(xxiv) Assignment and Assumption Agreement, dated as of September 1, 1999,which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(d))

            (10)(xxv) License Agreement by and between Fonix/ASI Corporation and Lernout & Hauspie Speech Products N.V., dated as of May 19, 1999,which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(e))

            (10)(xxvi) Loan Agreement, dated as of April 22, 1999,which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(f))

            (10)(xxvii) Amendment to Loan Agreement, dated as of May 12, 1999,which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(g))

            (10)(xxviii) Second  Amendment to Loan Agreement,  dated as of May
                         19, 1999,which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(h))

            (10)(xxix) Loan Agreement, dated as of May 19, 1999,which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(i))

            (10)(xxx) First Amendment to Loan Agreement, dated as of August 12, 1999,which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(j))

            (10)(xxxi) Agreement, dated as of July 31, 1999,which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(k))

            (10)(xxxii) Series F. Convertible Preferred Stock Purchase Agreement, Among Fonix Corporation, Sovereign Partners, LP, Dominion Capital Fund, LTD., Dominion Investment Fund, LLC, Canadian Advantage, L.P., and Queen LLC, dated as of February 1, 2000

            (22)         Subsidiaries of Registrant

            (23)(i)      Consent of Arthur Andersen LLP

            (23)(ii)     Consent of Pritchett Siler & Hardy, P.C.

            (27)         Financial Data Schedule



(B) Reports filed on Form 8-K during the last quarter of the fiscal year ended December 31, 1999:

           On November 15, 1999, the Company filed Amendment No. 1 to a Current Report filed on Form 8-K on September 16, 1999 pertaining to the sale and a significant portion of the assets of the Company's HealthCare Solutions Group. The amendment was filed to submit certain pro forma financial information required by Item 7 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April 2000.

                                        Fonix Corporation


Date: April 14, 2000                    By:   /s/ Thomas A. Murdock
     --------------------               ---------------------------------------
                                        Thomas A. Murdock, President and
                                        Chief Executive Officer


Date: April 14, 2000                    By:    /s/ Roger D. Dudley
     --------------------               ---------------------------------------
                                        Roger D. Dudley, Executive Vice
                                        President Finance and Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Thomas A. Murdock                   /s/ William A. Maasberg, Jr.
---------------------------------       ----------------------------------------
Thomas A. Murdock, President and        William A. Maasberg, Jr., Director
           Chief Executive Officer

  April 14, 2000                          April 14, 2000
------------------------------          --------------------------------------
Date                                    Date



/s/ Roger D. Dudley                     /s/ Mark S. Tanner
---------------------------------       ----------------------------------------
Roger D. Dudley, Executive Vice         Mark S. Tanner, Director
President, Director

  April 14, 2000                          April 14, 2000
------------------------------          --------------------------------------
Date                                    Date


/s/ John A. Oberteuffer
------------------------------
John A. Oberteuffer, Ph.D., Director

  April 14, 2000
------------------------------
Date

                                TABLE OF CONTENTS



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS  (ARTHUR ANDERSEN LLP)              F-2

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS (PRITCHETT, SILER &
     HARDY, P.C.)                                                            F-3

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of December 31, 1999 and 1998               F-4

  Consolidated Statements of Operations for the Years Ended December 31,
       1999, 1998 and 1997 and for the Period from October 1, 1993 (Date
       of Inception) to December 31, 1999                                    F-5

  Consolidated  Statements of  Stockholders'  Equity for the Years Ended
       December 31, 1999,  1998 and 1997 and for the Period from October
       1, 1993 (Date of Inception) to December 31, 1999                      F-6

 Consolidated Statements of Cash Flows for the Years Ended December 31,
      1999, 1998 and 1997 and for the Period from October 1, 1993 (Date
      of Inception) to December 31, 1999                                     F-9

  Notes to Consolidated Financial Statements                                F-11

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fonix Corporation:

We have audited the accompanying consolidated balance sheets of Fonix Corporation (a Delaware corporation in the development stage) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (October 1, 1993) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the period from inception (October 1, 1993) to December 31, 1995 were audited by other auditors whose report, dated March 4, 1996, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from inception (October 1, 1993) to December 31, 1995 reflect a net loss of $12,012,299 of the total inception to date net loss of $107,076,956. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors for the cumulative information for the period from inception (October 1, 1993) to December 31, 1995, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fonix Corporation and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, and for the period from inception (October 1, 1993) to December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated significant revenues through December 31, 1999 and has incurred significant losses since its inception. The Company expects these losses to continue at least through December 31, 2000. As of December 31, 1999, the Company has an accumulated deficit of $116,706,803, negative working capital of $4,804,796, and $981,301 of accounts payable over 60 days past due. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Salt Lake City, Utah
April 10, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors
Fonix Corporation
Salt Lake City, Utah


We have audited the consolidated statements of operations, stockholders' equity and cash flows of Fonix Corporation and subsidiary [a development stage company] for the period from October 1, 1993 (date of inception) to December 31, 1995 (these financial statements are not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage and has suffered recurring losses which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 4, 1996

                                Fonix Corporation
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                                         December 31,          December 31,
                                                                                            1999                  1998
                                                                                     ---------------------  -----------------
Current assets:
     Cash and cash equivalents                                                       $           232,152    $     20,045,539
     Notes receivable                                                                                  -             245,000
     Accounts receivable, net of allowance for doubtful accounts of
           $20,000 and $8,000, respectively                                                      184,901             219,908
     Prepaid expenses                                                                             51,747              51,866
     Interest and other receivables                                                                1,546               3,722
     Inventory                                                                                    10,539               4,804
     Employee advances                                                                                 -              67,231
                                                                                     ---------------------  -----------------

          Total current assets                                                                   480,885          20,638,070

Funds held in escrow                                                                           2,038,003                   -

Property and equipment, net of accumulated depreciation of $1,938,494
     and $1,168,023, respectively                                                              1,148,802           2,145,031

Intangible assets, net of accumulated amortization of $ 4,392,457
     and $1,770,668, respectively                                                             15,399,593          19,437,290

Other assets                                                                                     105,864             107,945

Net long-term assets of discontinued operations                                                        -          19,584,455
                                                                                     ---------------------  -----------------

          Total assets                                                               $        19,173,147    $     61,912,791
                                                                                     =====================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Bank overdraft                                                                  $                 -    $        138,034
     Advances                                                                                  1,000,000                   -
     Revolving notes payable                                                                           -          20,038,193
     Notes payable - related parties                                                              77,625           8,491,880
     Notes payable - other                                                                             -             560,000
     Accounts payable                                                                          1,359,040           3,536,074
     Accrued liabilities                                                                         857,033             981,774
     Accrued liabilities - related parties                                                     1,814,134             900,004
     Income taxes payable                                                                         50,000                   -
     Deferred revenues                                                                           127,849              20,000
     Capital lease obligation                                                                          -              52,225
     Net current liabilities of discontinued operations                                                -             598,861
                                                                                     ---------------------  -----------------

          Total current liabilities                                                            5,285,681          35,317,045

Series C convertible debentures                                                                3,971,107                   -
                                                                                     ---------------------  -----------------

          Total liabilities                                                                    9,256,788          35,317,045
                                                                                     ---------------------  -----------------

Common stock and related repricing rights subject to redemption;
     1,801,802 shares and repricing rights outstanding in 1999
     and 1998 (aggregate redemption value of $2,500,000)                                       1,830,000           1,830,000
                                                                                     ---------------------  -----------------

Commitments and contingencies (Notes 1, 12, 14, 16, 17 and 20)

Stockholders' equity:
     Preferred stock, $.0001 par value; 50,000,000 shares authorized;
          Series A, convertible; 166,667 shares outstanding
              (aggregate liquidation preference of $6,055,012)                                   500,000             500,000
          Series D, 4% cumulative convertible; 381,723 and 1,008,334 shares outstanding in 1999 and 1998, respectively
              (aggregate liquidation preference of $8,043,579)                                 9,095,910          22,200,936
          Series E, 4% cumulative convertible; 135,072 shares
              outstanding in 1998                                                                      -           3,257,886
     Common stock, $0.0001 par value; 300,000,000 shares authorized
          Class A voting, 123,535,325 and 64,324,480 shares
          outstanding in 1999 and 1998, respectively                                              12,353               6,432
          Class B non-voting, none outstanding                                                         -                   -
     Additional paid-in capital                                                              112,769,420          88,517,711
     Outstanding warrants                                                                      2,850,530           3,323,258
     Deferred consulting expense                                                                (435,051)           (106,700)
     Deficit accumulated during the development stage                                       (116,706,803)        (92,933,777)
                                                                                     ---------------------  -----------------

          Total stockholders' equity                                                           8,086,359          24,765,746
                                                                                     ---------------------  -----------------

          Total liabilities and stockholders' equity                                 $        19,173,147    $     61,912,791
                                                                                     =====================  =================




          See accompanying notes to consolidated financial statements.

                                Fonix Corporation
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                               October 1,
                                                                                                  1993
                                                                                              (Inception) to
                                                          Years Ended December 31,             December 31,
                                                 ------------------------------ -------------
                                                     1999           1998           1997           1999
                                                 -------------- --------------- ------------- --------------

Revenues                                         $     439,507  $   2,604,724   $          -  $   3,044,231
Cost of revenues                                        24,932         35,440              -         60,372
                                                 -------------- --------------- ------------- --------------

     Gross margin                                      414,575      2,569,284              -      2,983,859
                                                 -------------- --------------- ------------- --------------

Expenses:
     Selling, general and administrative             9,498,753      8,817,643     12,947,112     40,563,066
     Product development and research                7,909,228     13,060,604      7,066,294     38,907,125
     Amortization of goodwill and purchased
          core technology                            2,588,896      1,712,267              -      4,301,163
     Purchased in-process research and
          development                                        -      9,315,000              -      9,315,000
                                                 -------------- --------------- ------------- --------------

         Total expenses                             19,996,877     32,905,514     20,013,406     93,086,354
                                                 -------------- --------------- ------------- --------------

Loss from operations                               (19,582,302)   (30,336,230)   (20,013,406)   (90,102,495)
                                                 -------------- --------------- ------------- --------------

Other income (expense):
     Interest income                                    95,023      1,075,021      1,199,610      3,762,111
     Interest expense                               (3,636,467)    (1,470,689)    (2,758,288)    (8,959,699)
     Other                                            (157,345)             -              -       (157,345)
     Cancellation of common stock reset
          provision                                          -     (6,111,577)             -     (6,111,577)
                                                 -------------- --------------- ------------- --------------

         Total other income (expense), net          (3,698,789)    (6,507,245)    (1,558,678)   (11,466,510)
                                                 -------------- --------------- ------------- --------------

Loss from continuing operations before
     income tax benefit                            (23,281,091)   (36,843,475)   (21,572,084)  (101,569,005)

 Income tax benefit                                  3,331,895              -              -      3,331,895
                                                 -------------- --------------- ------------- --------------

Loss from continuing operations                    (19,949,196)   (36,843,475)   (21,572,084)   (98,237,110)

Discontinued operations:
     Operating loss of HealthCare Solutions
          Group                                     (5,953,726)    (6,275,307)             -    (12,229,033)
     Gain on disposal of HealthCare Solutions
          Group, net of income taxes of
          $3,100,000                                 3,766,646              -              -      3,766,646
                                                 -------------- --------------- ------------- --------------

Loss before extraordinary items                    (22,136,276)   (43,118,782)   (21,572,084)  (106,699,497)

Extraordinary items:
     Loss on extinguishment of debt                          -              -       (881,864)      (881,864)
     Gain on forgiveness of debt, net of
          income taxes of $281,895                     473,857              -              -        504,405
                                                 -------------- --------------- ------------- --------------

Net loss                                         $ (21,662,419) $ (43,118,782)  $(22,453,948) $(107,076,956)
                                                 ============== =============== ============= ==============


Basic and diluted net loss per common share      $       (0.31) $       (0.91)  $      (0.59)
                                                 ============== =============== =============


          See accompanying notes to consolidated financial statements.

                               Fonix Corporation
                         (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                        Series A                         Series B
                                                                      Preferred Stock                 Preferred Stock
                                                                ---------------------------    ----------------------------
                                                                    Shares       Amount            Shares         Amount
                                                                ------------   ------------    ------------    ------------
Balance, October 1, 1993 (date of inception)                              -    $         -               -     $         -

Net loss for the period October 1, 1993                                   -              -               -               -
  (date of inception) to December 31, 1993
                                                                ------------   ------------    ------------    ------------
Balance, December 31, 1993                                                -              -               -               -

Acquisition of Taris, Inc.                                                -              -               -               -

Shares issued for services at $.14 to $.18 per share                      -              -               -               -

Shares issued for services at $.25 per share                              -              -               -               -

Shares issued for conversion of notes payable
  and interest payable at $.04 per share                                  -              -               -               -

Shares issued for cash at $1.19 to $3.13 per
  share, less offering costs of $368,450                                  -              -               -               -

Net loss for the year ended December 31, 1994                             -              -               -               -
                                                                ------------   ------------    ------------    ------------
Balance, December 31, 1994                                                -              -               -               -

Shares issued during the year for cash at $.45 to
    $2.50 per share, less offering costs of $267,714                      -              -               -               -

Shares issued during the year for services rendered
    and cancellation of accounts payable at $.55 to
    $1.55 per share                                                       -              -               -               -

Warrants issued during the year for  cancellation
    of accounts  payable at $.033 per warrant
    (additional  compensation  expense of $2,282,900
    or $.62 per share was recorded)                                       -              -               -               -

Shares issued during the year upon  conversion of
    warrants for  cancellation  of accounts payable
    at $.35 per share                                                     -              -               -               -

Warrants  issued  during the year for cash at $.0033
    to $.10 per  warrant,  less offering costs of $5,040                  -              -               -               -

Shares issued during the year upon conversion of
  warrants for cash at $.50 to $1.00 per share                            -              -               -               -

Forgiveness of debt with related parties                                  -              -               -               -

Net loss for the year ended December 31, 1995                             -              -               -               -
                                                                ------------   ------------    ------------    ------------
Balance, December 31, 1995                                                -              -               -               -

Shares issued during the year for finders' fees
  at $1.52 to $2.72 per share                                             -              -               -               -

Shares issued during the year upon conversion
  of warrants for cash at $.50 per share                                  -              -               -               -

Shares issued during the year for cash at $.48 to
    $3.38 per share, less offering costs of $2,033,286                    -              -               -               -

Net loss for the year ended December 31, 1996                             -              -               -               -
                                                                ------------   ------------    ------------    ------------
Balance, December 31, 1996                                                -              -               -               -

Shares issued for services at $3.75 to $5.31 per share                    -              -               -               -

Shares issued for services at $6.50 to $8.38 per share                    -              -               -               -

Warrants issued during the year for services                              -              -               -               -

Shares issued upon the exercise of warrants
  for services at $2.00 per share                                         -              -               -               -

Shares issued during the year for cash at $2.50
  per share                                                               -    $         -               -     $         -

Warrants issued during the year in connection with
    the issuance of a convertible debenture and
    convertible preferred stock                                           -              -               -               -

Shares issued upon conversion of convertible
  debenture to common shares                                              -              -               -               -

Series B preferred shares issued for extinguishment
    of convertible  debenture at $20 stated value
    per share                                                             -              -         108,911       2,178,213

Sale of Series C preferred shares  and warrants,
  less cash fees of $201,500                                              -              -               -               -

Sale of Series B preferred shares for cash, less cash
  fees of $145,000                                                        -              -         125,000       2,355,000

Capital contribution in connection with put options                       -              -               -               -

Beneficial conversion features of Series B convertible
   debenture                                                              -              -               -               -

Series A preferred shares issued upon conversion
  of convertible debenture at $3 per share                          166,667        500,000               -               -

Conversion of Series B and Series C preferred shares
  to common shares                                                        -              -        (206,411)     (4,828,488)

Shares issued during the year in connection with
  exercise of options at $2.97 per share                                  -              -               -               -

Shares issued during the year in connection with the
  exercise of warrants at $.50 per share                                  -              -               -               -

Accretion of Series C preferred stock                                     -              -               -               -

Dividends on preferred stock                                              -              -               -         962,934

Net loss for the year ended December 31, 1997                             -              -               -               -
                                                                ------------   ------------    ------------    ------------
Balance, December 31, 1997                                          166,667        500,000          27,500         667,659

Shares issued for debt costs at $1.44 per share                           -              -               -               -

Options issued during the year for services                               -              -               -               -

Shares issued during the year for patent                                  -              -               -               -

Warrants issued during the year for cash                                  -              -               -               -

Shares issued upon the exercise of options and warrants                   -              -               -               -

Shares issued during the year for cash at $4.50
  per share, less issuance costs of $1,033,846                            -              -               -               -

Shares issued for acquisition of AcuVoice, Articulate
    and Papyrus                                                           -              -               -               -


Sale of Series D preferred shares, less issuance costs
  of $546,154                                                             -              -               -               -

Sale of Series E preferred shares, less issuance costs
  of $50,000                                                              -              -               -               -

Exchange of Series D for Series E preferred stock                         -              -               -               -

Conversions of preferred stock to common stock                            -              -         (27,500)       (676,190)

Shares issued for relinquishment of a reset provision                     -              -               -               -

Expiration of warrants                                                    -              -               -               -

Amortization of deferred consulting expense                               -    $         -               -     $         -

Dividends on preferred stock                                              -              -               -           8,531

Net loss for the year ended December 31, 1998                             -              -               -               -
                                                                ------------   ------------    ------------    ------------
Balance, December 31, 1998                                          166,667        500,000               -               -

Options issued during the year for services                               -              -               -               -

Extension of option expiration dates                                      -              -               -               -

Conversions of preferred stock                                            -              -               -               -

Common stock issued for services                                          -              -               -               -

Common stock issued for principal reduction on
    debentures                                                            -              -               -               -

Common stock returned and canceled                                        -              -               -               -

Warrants issued with Series C debentures                                  -              -               -               -

Warrants issued for services                                              -              -               -               -

Warrants expired                                                          -              -               -               -

Amortization of deferred consulting expense                               -              -               -               -

Beneficial conversion features on Series C debentures                     -              -               -               -

Preferred stock dividends                                                 -              -               -               -

Reduction of accrued offering costs                                       -              -               -               -

Net loss for the year ended December 31, 1999                             -              -               -               -
                                                                ------------   ------------    ------------    ------------

Balance, December 31, 1999                                          166,667    $   500,000               -     $         -
                                                                ============   ============    ============    ============


                                                                           Series C                      Series D
                                                                         Preferred Stock              Preferred Stock
                                                                  ---------------------------    ----------------------------
                                                                      Shares        Amount           Shares         Amount
                                                                  ------------   ------------    ------------    ------------
Balance, October 1, 1993 (date of inception)                                -    $         -               -     $         -

Net loss for the period October 1, 1993
  (date of inception) to December 31, 1993                                  -              -               -               -
                                                                  ------------   ------------    ------------    ------------
Balance, December 31, 1993                                                  -              -               -               -

Acquisition of Taris, Inc.                                                  -              -               -               -

Shares issued for services at $.14 to $.18 per share                        -              -               -               -

Shares issued for services at $.25 per share                                -              -               -               -

Shares issued for conversion of notes payable
  and interest payable at $.04 per share                                    -              -               -               -

Shares issued for cash at $1.19 to $3.13 per
  share, less offering costs of $368,450                                    -              -               -               -

Net loss for the year ended December 31, 1994                               -              -               -               -
                                                                  ------------   ------------    ------------    ------------
Balance, December 31, 1994                                                  -              -               -               -

Shares issued during the year for cash at $.45 to
    $2.50 per share, less offering costs of $267,714                        -              -               -               -

Shares issued during the year for services rendered
    and cancellation of accounts payable at $.55 to
    $1.55 per share                                                         -              -               -               -

Warrants issued during the year for  cancellation of
    accounts  payable at $.033 per warrant (additional
    compensation  expense of $2,282,900 or $.62 per
    share was recorded)                                                     -              -               -               -

Shares issued during the year upon  conversion of
    warrants for  cancellation  of  accounts payable
    at $.35 per share                                                       -              -               -               -

Warrants  issued  during the year for cash at $.0033
    to $.10 per  warrant,  less offering costs of $5,040                    -              -               -               -

Shares issued during the year upon conversion of
  warrants for cash at $.50 to $1.00 per share                              -              -               -               -

Forgiveness of debt with related parties                                    -              -               -               -

Net loss for the year ended December 31, 1995                               -              -               -               -
                                                                  ------------   ------------    ------------    ------------
Balance, December 31, 1995                                                  -              -               -               -

Shares issued during the year for finders' fees
  at $1.52 to $2.72 per share                                               -              -               -               -

Shares issued during the year upon conversion
  of warrants for cash at $.50 per share                                    -              -               -               -

Shares issued during the year for cash at $.48 to
    $3.38 per share, less offering costs of $2,033,286                      -              -               -               -

Net loss for the year ended December 31, 1996                               -              -               -               -
                                                                  ------------   ------------    ------------    ------------
Balance, December 31, 1996                                                  -              -               -               -

Shares issued for services at $3.75 to $5.31 per share                      -              -               -               -

Shares issued for services at $6.50 to $8.38 per share                      -              -               -               -

Warrants issued during the year for services                                -              -               -               -

Shares issued upon the exercise of warrants
  for services at $2.00 per share                                           -              -               -               -

Shares issued during the year for cash at $2.50
  per share                                                                 -    $         -               -     $         -

Warrants issued during the year in connection with
    the issuance of a convertible debenture and
    convertible preferred stock                                             -              -               -               -

Shares issued upon conversion of convertible
  debenture to common shares                                                -              -               -               -

Series B preferred shares issued for extinguishment
    of convertible  debenture at $20 stated value per
    share                                                                   -              -               -               -

Sale of Series C preferred shares  and warrants,
  less cash fees of $201,500                                          187,500      2,948,500               -               -

Sale of Series B preferred shares for cash, less cash
  fees of $145,000                                                          -              -               -               -

Capital contribution in connection with put options                         -              -               -               -

Beneficial conversion features of Series B convertible
   debenture                                                                -              -               -               -

Series A preferred shares issued upon conversion
  of convertible debenture at $3 per share                                  -              -               -               -

Conversion of Series B and Series C preferred shares
  to common shares                                                     (2,500)       (62,772)              -               -

Shares issued during the year in connection with
  exercise of options at $2.97 per share                                    -              -               -               -

Shares issued during the year in connection with the
  exercise of warrants at $.50 per share                                    -              -               -               -

Accretion of Series C preferred stock                                       -        600,000               -               -

Dividends on preferred stock                                                -      1,159,057               -               -

Net loss for the year ended December 31, 1997                               -              -               -               -
                                                                  ------------   ------------    ------------    ------------
Balance, December 31, 1997                                            185,000      4,644,785               -               -

Shares issued for debt costs at $1.44 per share                             -              -               -               -

Options issued during the year for services                                 -              -               -               -

Shares issued during the year for patent                                    -              -               -               -

Warrants issued during the year for cash                                    -              -               -               -

Shares issued upon the exercise of options and warrants                     -              -               -               -

Shares issued during the year for cash at $4.50
  per share, less issuance costs of $1,033,846                              -              -               -               -

Shares issued for acquisition of AcuVoice, Articulate
    and Papyrus                                                             -              -               -               -


Sale of Series D preferred shares, less issuance costs
  of $546,154                                                               -              -         550,000      10,453,846

Sale of Series E preferred shares, less issuance costs
  of $50,000                                                                -              -               -               -

Exchange of Series D for Series E preferred stock                           -              -        (150,000)     (3,079,167)

Conversions of preferred stock to common stock                       (185,000)    (4,767,913)              -               -

Shares issued for relinquishment of a reset provision                       -              -         608,334      11,166,678

Expiration of warrants                                                      -              -               -               -

Amortization of deferred consulting expense                                 -    $         -               -     $         -

Dividends on preferred stock                                                -        123,128               -       3,659,579

Net loss for the year ended December 31, 1998                               -              -               -               -
                                                                  ------------   ------------    ------------    ------------
Balance, December 31, 1998                                                  -              -       1,008,334      22,200,936

Options issued during the year for services                                 -              -               -               -

Extension of option expiration dates                                        -              -               -               -

Conversions of preferred stock                                              -              -        (626,611)    (14,831,523)

Common stock issued for services                                            -              -               -               -

Common stock issued for principal reduction on debentures                   -              -               -               -

Common stock returned and canceled                                          -              -               -               -

Warrants issued with Series C debentures                                    -              -               -               -

Warrants issued for services                                                -              -               -               -

Warrants expired                                                            -              -               -               -

Amortization of deferred consulting expense                                 -              -               -               -

Beneficial conversion features on Series C debentures                       -              -               -               -

Preferred stock dividends                                                   -              -               -       1,726,497

Reduction of accrued offering costs                                         -              -               -               -

Net loss for the year ended December 31, 1999                               -              -               -               -
                                                                  ------------   ------------    ------------    ------------

Balance, December 31, 1999                                                  -    $         -         381,723     $ 9,095,910
                                                                  ============   ============    ============    ============


                                                                             Series E                     Class A
                                                                          Preferred Stock                 Common Stock
                                                                  ---------------------------    ----------------------------
                                                                      Shares        Amount           Shares         Amount
                                                                  ------------   ------------    ------------    ------------
Balance, October 1, 1993 (date of inception)                                -    $         -      10,395,249     $     1,040

Net loss for the period October 1, 1993
  (date of inception) to December 31, 1993                                  -              -               -               -
                                                                  ------------   ------------    ------------    ------------
Balance, December 31, 1993                                                  -              -      10,395,249           1,040

Acquisition of Taris, Inc.                                                  -              -         411,611              41

Shares issued for services at $.14 to $.18 per share                        -              -       1,650,000             165

Shares issued for services at $.25 per share                                -              -          20,000               2

Shares issued for conversion of notes payable
  and interest payable at $.04 per share                                    -              -       3,900,000             390

Shares issued for cash at $1.19 to $3.13 per
  share, less offering costs of $368,450                                    -              -       1,819,293             181

Net loss for the year ended December 31, 1994                               -              -               -               -
                                                                  ------------   ------------    ------------    ------------
Balance, December 31, 1994                                                  -              -      18,196,153           1,819

Shares issued during the year for cash at $.45 to
    $2.50 per share, less offering costs of $267,714                        -              -       6,442,538             645

Shares issued during the year for services rendered
    and cancellation of accounts payable at $.55 to
    $1.55 per share                                                         -              -         516,630              52

Warrants issued during the year for  cancellation of
    accounts  payable at $.033 per warrant
    (additional  compensation  expense of $2,282,900
    or $.62 per share was recorded)                                         -              -               -               -

Shares issued during the year upon  conversion of
    warrants for  cancellation  of accounts payable
    at $.35 per share                                                       -              -       3,700,000             370

Warrants  issued  during the year for cash at $.0033
    to $.10 per  warrant,  less offering costs of $5,040                    -              -               -               -

Shares issued during the year upon conversion of
  warrants for cash at $.50 to $1.00 per share                              -              -         550,000              55

Forgiveness of debt with related parties                                    -              -               -               -

Net loss for the year ended December 31, 1995                               -              -               -               -
                                                                  ------------   ------------    ------------    ------------
Balance, December 31, 1995                                                  -              -      29,405,321           2,941

Shares issued during the year for finders' fees
  at $1.52 to $2.72 per share                                               -              -         420,000              42

Shares issued during the year upon conversion
  of warrants for cash at $.50 per share                                    -              -          60,000               6

Shares issued during the year for cash at $.48 to
    $3.38 per share, less offering costs of $2,033,286                      -              -      11,741,242           1,174

Net loss for the year ended December 31, 1996                               -              -               -               -
                                                                  ------------   ------------    ------------    ------------
Balance, December 31, 1996                                                  -              -      41,626,563           4,163

Shares issued for services at $3.75 to $5.31 per share                      -              -          87,500               9

Shares issued for services at $6.50 to $8.38 per share                      -              -         505,000              50

Warrants issued during the year for services                                -              -               -               -

Shares issued upon the exercise of warrants
  for services at $2.00 per share                                           -              -         150,000              15

Shares issued during the year for cash at $2.50
  per share                                                                 -    $         -         150,000     $        15

Warrants issued during the year in connection with
    the issuance of a convertible debenture and
    convertible preferred stock                                             -              -               -               -

Shares issued upon conversion of convertible
  debenture to common shares                                                -              -         145,747              15

Series B preferred shares issued for extinguishment
    of convertible  debenture at $20 stated value per
    share                                                                   -              -               -               -

Sale of Series C preferred shares  and warrants,
  less cash fees of $201,500                                                -              -               -               -

Sale of Series B preferred shares for cash, less cash
  fees of $145,000                                                          -              -               -               -

Capital contribution in connection with put options                         -              -               -               -

Beneficial conversion features of Series B convertible
   debenture                                                                -              -               -               -

Series A preferred shares issued upon conversion
  of convertible debenture at $3 per share                                  -              -               -               -

Conversion of Series B and Series C preferred shares
  to common shares                                                          -              -         804,065              80

Shares issued during the year in connection with
  exercise of options at $2.97 per share                                    -              -          15,000               1

Shares issued during the year in connection with the
  exercise of warrants at $.50 per share                                    -              -         100,000              10

Accretion of Series C preferred stock                                       -              -               -               -

Dividends on preferred stock                                                -              -               -               -

Net loss for the year ended December 31, 1997                               -              -               -               -
                                                                  ------------   ------------    ------------    ------------
Balance, December 31, 1997                                                  -              -      43,583,875           4,358

Shares issued for debt costs at $1.44 per share                             -              -          35,000               4

Options issued during the year for services                                 -              -               -               -

Shares issued during the year for patent                                    -              -          24,814               3

Warrants issued during the year for cash                                    -              -               -               -

Shares issued upon the exercise of options and warrants                     -              -         265,000              27

Shares issued during the year for cash at $4.50
  per share, less issuance costs of $1,033,846                              -              -       4,000,000             400

Shares issued for acquisition of AcuVoice,
    Articulate and Papyrus                                                  -              -      10,944,081           1,094

Sale of Series D preferred shares, less issuance costs
  of $546,154                                                               -              -               -               -

Sale of Series E preferred shares, less issuance costs
  of $50,000                                                          100,000      1,950,000               -               -

Exchange of Series D for Series E preferred stock                     150,000      3,079,167               -               -

Conversions of preferred stock to common stock                       (114,928)    (2,777,292)      4,081,234             407

Shares issued for relinquishment of a reset provision                       -              -       1,390,476             139

Expiration of warrants                                                      -              -               -               -

Amortization of deferred consulting expense                                 -            $ -               -     $         -

Dividends on preferred stock                                                -      1,006,011               -               -

Net loss for the year ended December 31, 1998                               -              -               -               -
                                                                  ------------   ------------    ------------    ------------
Balance, December 31, 1998                                            135,072      3,257,886      64,324,480           6,432

Options issued during the year for services                                 -              -               -               -

Extension of option expiration dates                                        -              -               -               -

Conversions of preferred stock                                       (135,072)    (3,298,247)     52,981,431           5,298

Common stock issued for services                                            -              -       1,200,000             120

Common stock issued for principal reduction on debentures                   -              -       6,000,000             600

Common stock returned and canceled                                          -              -        (970,586)            (97)

Warrants issued with Series C debentures                                    -              -               -               -

Warrants issued for services                                                -              -               -               -

Warrants expired                                                            -              -               -               -

Amortization of deferred consulting expense                                 -              -               -               -

Beneficial conversion features on Series C debentures                       -              -               -               -

Preferred stock dividends                                                   -         40,361               -               -

Reduction of accrued offering costs                                         -              -               -               -

Net loss for the year ended December 31, 1999                               -              -               -               -
                                                                  ------------   ------------    ------------    ------------

Balance, December 31, 1999                                                  -    $         -     123,535,325     $    12,353
                                                                  ============   ============    ============    ============


                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                  Additional                    Deferred        During the
                                                                   Paid-in      Outstanding    Consulting       Development
                                                                   Capital       Warrants        Expense           Stage
                                                                ------------   ------------    ------------    --------------
Balance, October 1, 1993 (date of inception)                    $    (1,040)   $         -     $         -     $         -

Net loss for the period October 1, 1993
  (date of inception) to December 31, 1993                                -              -               -        (1,782,611)
                                                                ------------   ------------    ------------    --------------
Balance, December 31, 1993                                           (1,040)             -               -        (1,782,611)

Acquisition of Taris, Inc.                                            1,240              -               -               -

Shares issued for services at $.14 to $.18 per share                249,835              -               -               -

Shares issued for services at $.25 per share                          4,998              -               -               -

Shares issued for conversion of notes payable
  and interest payable at $.04 per share                            156,515              -               -               -

Shares issued for cash at $1.19 to $3.13 per
  share, less offering costs of $368,450                          3,315,874              -               -               -

Net loss for the year ended December 31, 1994                             -              -               -        (3,914,339)
                                                                ------------   ------------    ------------    --------------
Balance, December 31, 1994                                        3,727,422              -               -        (5,696,950)

Shares issued during the year for cash at $.45 to
    $2.50 per share, less offering costs of $267,714              4,509,542              -               -               -

Shares issued during the year for services rendered
    and cancellation of accounts payable at $.55 to
    $1.55 per share                                                 355,319              -               -               -

Warrants issued during the year for  cancellation of
    accounts  payable at $.033 per warrant (additional
    compensation  expense of $2,282,900 or $.62 per
    share was recorded)                                                   -      2,405,000               -               -

Shares issued during the year upon  conversion of
    warrants for  cancellation  of accounts payable
    at $.35 per share                                             3,699,630     (2,405,000)              -               -

Warrants  issued  during the year for cash at $.0033
    to $.10 per  warrant,  less offering costs of $5,040                  -         45,360               -               -

Shares issued during the year upon conversion of
  warrants for cash at $.50 to $1.00 per share                      519,945        (45,000)              -               -

Forgiveness of debt with related parties                            506,874              -               -               -

Net loss for the year ended December 31, 1995                             -              -               -        (6,315,349)
                                                                ------------   ------------    ------------    --------------
Balance, December 31, 1995                                       13,318,732            360               -       (12,012,299)

Shares issued during the year for finders' fees
  at $1.52 to $2.72 per share                                       901,478              -               -               -

Shares issued during the year upon conversion
  of warrants for cash at $.50 per share                             29,994              -               -               -

Shares issued during the year for cash at $.48 to
    $3.38 per share, less offering costs of $2,033,286           11,857,269              -               -               -

Net loss for the year ended December 31, 1996                             -              -               -        (7,829,508)
                                                                ------------   ------------    ------------    --------------
Balance, December 31, 1996                                       26,107,473            360               -       (19,841,807)

Shares issued for services at $3.75 to $5.31 per share              386,710              -               -               -

Shares issued for services at $6.50 to $8.38 per share            3,426,202              -               -               -

Warrants issued during the year for services                              -      1,165,500               -               -

Shares issued upon the exercise of warrants
  for services at $2.00 per share                                   689,085       (389,100)              -               -

Shares issued during the year for cash at $2.50
  per share                                                     $ 1,256,235    $         -     $         -     $         -

Warrants issued during the year in connection with
    the issuance of a convertible debenture and
    convertible preferred stock                                           -      1,559,600               -               -

Shares issued upon conversion of convertible
  debenture to common shares                                        857,835              -               -               -

Series B preferred shares issued for extinguishment
    of convertible  debenture at $20 stated value per
    share                                                                 -              -               -               -

Sale of Series C preferred shares  and warrants,
  less cash fees of $201,500                                              -        600,000               -               -

Sale of Series B preferred shares for cash, less cash
  fees of $145,000                                                        -              -               -               -

Capital contribution in connection with put options                 500,000              -               -               -

Beneficial conversion features of Series B convertible
   debenture                                                        427,850              -               -               -

Series A preferred shares issued upon conversion
  of convertible debenture at $3 per share                                -              -               -               -

Conversion of Series B and Series C preferred shares
  to common shares                                                4,891,180              -               -               -

Shares issued during the year in connection with
  exercise of options at $2.97 per share                             44,499              -               -               -

Shares issued during the year in connection with the
  exercise of warrants at $.50 per share                             49,990              -               -               -

Accretion of Series C preferred stock                                     -              -               -          (600,000)

Dividends on preferred stock                                              -              -               -        (2,121,991)

Net loss for the year ended December 31, 1997                             -              -               -       (22,453,948)
                                                                ------------   ------------    ------------    --------------
Balance, December 31, 1997                                       38,637,059      2,936,360               -       (45,017,746)

Shares issued for debt costs at $1.44 per share                      50,310              -               -               -

Options issued during the year for services                         320,100              -        (320,100)              -

Shares issued during the year for patent                            100,804              -               -               -

Warrants issued during the year for cash                                  -        472,928               -               -

Shares issued upon the exercise of options and warrants             505,333           (360)              -               -

Shares issued during the year for cash at $4.50
  per share, less issuance costs of $1,033,846                   16,965,754              -               -               -

Shares issued for acquisition of AcuVoice,
    Articulate and Papyrus                                       28,686,933              -               -               -

Sale of Series D preferred shares, less issuance costs
  of $546,154                                                             -              -               -               -

Sale of Series E preferred shares, less issuance costs
  of $50,000                                                              -              -               -               -

Exchange of Series D for Series E preferred stock                         -              -               -               -

Conversions of preferred stock to common stock                    8,220,988              -               -               -

Shares issued for relinquishment of a reset provision            (5,055,240)             -               -               -

Expiration of warrants                                               85,670        (85,670)              -               -

Amortization of deferred consulting expense                     $         -    $         -     $   213,400     $         -

Dividends on preferred stock                                              -              -               -        (4,797,249)

Net loss for the year ended December 31, 1998                             -              -               -       (43,118,782)
                                                                ------------   ------------    ------------    -------------
Balance, December 31, 1998                                       88,517,711      3,323,258        (106,700)      (92,933,777)

Options issued during the year for services                          12,540              -               -               -

Extension of option expiration dates                                241,375              -               -               -

Conversions of preferred stock                                   18,124,472              -               -               -

Common stock issued for services                                    474,880              -        (375,000)              -

Common stock issued for principal reduction on debentures         3,278,293              -               -               -

Common stock returned and canceled                               (1,000,819)             -               -               -

Warrants issued with Series C debentures                                  -        438,240               -               -

Warrants issued for services                                              -        260,000        (127,500)              -

Warrants expired                                                  1,170,968     (1,170,968)              -               -

Amortization of deferred consulting expense                               -              -         174,149               -

Beneficial conversion features on Series C debentures             1,750,000              -               -               -

Preferred stock dividends                                                 -              -               -        (2,110,607)

Reduction of accrued offering costs                                 200,000              -               -               -

Net loss for the year ended December 31, 1999                             -              -               -       (21,662,419)
                                                                ------------   ------------    ------------    -------------

Balance, December 31, 1999                                      $112,769,420   $ 2,850,530     $  (435,051)    $(116,706,803)
                                                                ============   ============    ============    =============


                                                                                      Total
                                                                                   ------------
Balance, October 1, 1993 (date of inception)                                       $         -

Net loss for the period October 1, 1993
  (date of inception) to December 31, 1993                                          (1,782,611)
                                                                                   ------------
Balance, December 31, 1993                                                          (1,782,611)

Acquisition of Taris, Inc.                                                               1,281

Shares issued for services at $.14 to $.18 per share                                   250,000

Shares issued for services at $.25 per share                                             5,000

Shares issued for conversion of notes payable
  and interest payable at $.04 per share                                               156,905

Shares issued for cash at $1.19 to $3.13 per
  share, less offering costs of $368,450                                             3,316,055

Net loss for the year ended December 31, 1994                                       (3,914,339)
                                                                                   ------------
Balance, December 31, 1994                                                          (1,967,709)

Shares issued during the year for cash at $.45 to $2.50 per share, less offering
  costs of $267,714                                                                  4,510,187

Shares issued during the year for services rendered and cancellation of accounts
  payable at $.55 to $1.55 per share                                                   355,371

Warrants issued during the year for  cancellation  of accounts  payable at $.033 per warrant (additional  compensation  expense of $2,282,900 or $.62 per share
  was recorded)                                                                      2,405,000

Shares issued during the year upon  conversion of warrants for  cancellation  of
  accounts payable at $.35 per share                                                 1,295,000

Warrants  issued  during the year for cash at $.0033 to $.10 per  warrant,  less
  offering costs of $5,040                                                              45,360

Shares issued during the year upon conversion of
  warrants for cash at $.50 to $1.00 per share                                         475,000

Forgiveness of debt with related parties                                               506,874

Net loss for the year ended December 31, 1995                                       (6,315,349)
                                                                                   ------------
Balance, December 31, 1995                                                           1,309,734

Shares issued during the year for finders' fees
  at $1.52 to $2.72 per share                                                          901,520

Shares issued during the year upon conversion
  of warrants for cash at $.50 per share                                                30,000

Shares issued during the year for cash at $.48 to $3.38 per share, less offering
  costs of $2,033,286                                                               11,858,443

Net loss for the year ended December 31, 1996                                       (7,829,508)
                                                                                   ------------
Balance, December 31, 1996                                                           6,270,189

Shares issued for services at $3.75 to $5.31 per share                                 386,719

Shares issued for services at $6.50 to $8.38 per share                               3,426,252

Warrants issued during the year for services                                         1,165,500

Shares issued upon the exercise of warrants
  for services at $2.00 per share                                                      300,000

Shares issued during the year for cash at $2.50
  per share                                                                        $ 1,256,250

Warrants issued during the year in connection with the issuance of a convertible
  debenture and convertible preferred stock                                          1,559,600

Shares issued upon conversion of convertible
  debenture to common shares                                                           857,850

Series B preferred shares issued for extinguishment of convertible  debenture at
  $20 stated value per share                                                         2,178,213

Sale of Series C preferred shares  and warrants,
  less cash fees of $201,500                                                         3,548,500

Sale of Series B preferred shares for cash, less cash
  fees of $145,000                                                                   2,355,000

Capital contribution in connection with put options                                    500,000

Beneficial conversion features of Series B convertible
   debenture                                                                           427,850

Series A preferred shares issued upon conversion
  of convertible debenture at $3 per share                                             500,000

Conversion of Series B and Series C preferred shares
  to common shares                                                                           -

Shares issued during the year in connection with
  exercise of options at $2.97 per share                                                44,500

Shares issued during the year in connection with the
  exercise of warrants at $.50 per share                                                50,000

Accretion of Series C preferred stock                                                        -

Dividends on preferred stock                                                                 -

Net loss for the year ended December 31, 1997                                      (22,453,948)
                                                                                   ------------
Balance, December 31, 1997                                                           2,372,475

Shares issued for debt costs at $1.44 per share                                         50,314

Options issued during the year for services                                                  -

Shares issued during the year for patent                                               100,807

Warrants issued during the year for cash                                               472,928

Shares issued upon the exercise of options and warrants                                505,000

Shares issued during the year for cash at $4.50
  per share, less issuance costs of $1,033,846                                      16,966,154

Shares issued for acquisition of AcuVoice, Articulate and Papyrus                   28,688,027


Sale of Series D preferred shares, less issuance costs
  of $546,154                                                                       10,453,846

Sale of Series E preferred shares, less issuance costs
  of $50,000                                                                         1,950,000

Exchange of Series D for Series E preferred stock                                            -

Conversions of preferred stock to common stock                                               -

Shares issued for relinquishment of a reset provision                                6,111,577

Expiration of warrants                                                                       -

Amortization of deferred consulting expense                                        $   213,400

Dividends on preferred stock                                                                 -

Net loss for the year ended December 31, 1998                                      (43,118,782)
                                                                                   ------------
Balance, December 31, 1998                                                          24,765,746

Options issued during the year for services                                             12,540

Extension of option expiration dates                                                   241,375

Conversions of preferred stock                                                               -

Common stock issued for services                                                       100,000

Common stock issued for principal reduction on debentures                            3,278,893

Common stock returned and canceled                                                  (1,000,916)

Warrants issued with Series C debentures                                               438,240

Warrants issued for services                                                           132,500

Warrants expired                                                                             -

Amortization of deferred consulting expense                                            174,149

Beneficial conversion features on Series C debentures                                1,750,000

Preferred stock dividends                                                             (343,749)

Reduction of accrued offering costs                                                    200,000

Net loss for the year ended December 31, 1999                                      (21,662,419)
                                                                                   ------------

Balance, December 31, 1999                                                         $ 8,086,359
                                                                                   ============


          See accompanying notes to consolidated financial statements.

                                Fonix Corporation
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   October 1,
                                                                                                      1993
                                                                                                 (Inception) to
                                                              Years Ended December 31,            December 31,
                                                     -------------------------------------------
                                                         1999           1998           1997            1999
                                                     -------------- -------------- -------------- ----------------
Cash flows from operating activities:
     Net loss                                        $ (21,662,419) $ (43,118,782) $ (22,453,948)  $ (107,076,956)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Issuance of common stock for services               158,600        50,314       4,112,970        5,646,154
       Issuance of common stock for patent                       -       100,807               -          100,807
       Non-cash expense related to issuance of
          debentures,warrants, preferred and
          common stock                                   2,411,349     6,111,577       3,967,337       12,490,263
       Non-cash compensation expense related to
          issuance and extension of stock options          360,615       213,400               -        2,856,915
       Non-cash expense related to issuance of
          notes payable and accrued expense for
          services                                               -       857,000               -          857,000
       Non-cash exchange of notes receivable for
          services                                               -       150,000               -          150,000
       Non-cash portion of purchased in-process
          research and development                               -    13,136,000               -       13,136,000
       Loss on disposal of property and equipment          154,940             -               -          154,940
       Gain on sale of HealthCare Solutions Group       (3,766,646)            -               -       (3,766,646)
       Write-off of assets received in acquisition               -             -               -            1,281
       Depreciation and amortization                     5,256,532     3,285,845         405,209        9,031,986
       Income tax benefit                               (3,331,895)            -               -       (3,331,895)
       Extraordinary loss on extinguishment of debt              -             -         881,864          881,864
       Extraordinary gain on forgiveness of debt          (473,857)            -               -         (504,405)
       Changes in assets and liabilities, net of
          effects of acquisitions:
         Accounts receivable                              (245,432)     (148,498)              -         (393,930)
         Employee advances                                   7,245       (67,231)              -          (59,986)
         Interest and other receivables                     (2,263)        9,436         142,724           (7,746)
         Inventory                                          (7,161)      (20,221)              -          (27,382)
         Prepaid assets                                     (3,381)      (15,372)        (27,922)         (50,847)
         Cash held in escrow                               (38,003)            -               -          (38,003)
         Other assets                                          944       (80,198)         (8,735)        (118,901)
         Accounts payable                               (1,650,337)    2,941,898         128,638        3,363,399
         Accrued liabilities                               514,312         8,189        (922,367)       1,156,101
         Accrued liabilities - related party             1,143,185      (311,743)         47,759        1,290,944
         Deferred revenues                                 632,242        81,266               -          713,508
                                                     -------------- -------------- -------------- ----------------

       Net cash used in operating activities           (20,541,430)  (16,816,313)    (13,726,471)     (63,545,535)
                                                     -------------- -------------- -------------- ----------------

Cash flows from investing activities, net of
          effects of acquisitions:
     Proceeds from sale of HealthCare Solutions
          Group                                         21,805,982             -               -       21,805,982
     Acquisition of subsidiaries, net of cash
          acquired                                               -   (15,323,173)              -      (15,323,173)
     Proceeds from sale of property and equipment           50,000             -               -           50,000
     Purchase of property and equipment                    (99,090)   (1,305,091)       (671,401)      (3,435,560)
     Investment in intangible assets                             -             -        (107,281)        (164,460)
     Issuance of notes receivable                                -      (745,000)     (1,483,600)      (3,228,600)
     Payments received on notes receivable                 245,000             -       1,883,600        2,128,600
                                                     -------------- -------------- -------------- ----------------

       Net cash provided by (used in) investing
          activities                                    22,001,892   (17,373,264)       (378,682)       1,832,789
                                                     -------------- -------------- -------------- ----------------

Cash flows from financing activities:
     Bank overdraft                                       (138,034)      138,034               -                -
     Advance                                             1,000,000             -               -        1,000,000
     Net proceeds from revolving note payable          (20,038,193)    1,376,671       2,234,914          (49,250)
     Net proceeds (payments) from revolving note
          payable - relatedparties                      (7,895,178)     (469,869)        551,510       (7,813,537)
     Proceeds from other notes payable                   6,953,760       560,000               -        9,865,427
     Payments on other notes payable                    (7,788,000)            -               -       (9,567,806)
     Principal payments on capital lease obligation        (60,684)      (49,325)        (43,381)        (153,390)
     Proceeds from issuance of convertible
          debentures, net                                6,254,240             -       2,685,000        9,439,240
     Proceeds from sale of warrants                        438,240       472,928         600,000        1,511,168
     Proceeds from sale of common stock, net                     -    17,471,155         469,500       38,175,700
     Proceeds from sale of preferred stock, net                  -    12,403,846       5,303,500       17,707,346
     Proceeds from sale of common stock and
          related repricing rights subject to
          redemption, net                                        -     1,830,000               -        1,830,000
                                                     -------------- -------------- -------------- ----------------

       Net cash provided by (used in ) financing
          activities                                   (21,273,849)   33,733,440      11,801,043       61,944,898
                                                     ----------------------------- -------------- ----------------

Net (decrease) increase in cash and cash
     equivalents                                       (19,813,387)     (456,137)     (2,304,110)         232,152

Cash and cash equivalents at beginning of period        20,045,539    20,501,676      22,805,786                -
                                                     -------------- -------------- -------------- ----------------

Cash and cash equivalents at end of period           $     232,152  $ 20,045,539   $  20,501,676  $       232,152
                                                     ============== ============== ============== ================

          See accompanying notes to consolidated financial statements.

                                Fonix Corporation
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                                    October 1, 1993
                                                                                                    (Inception) to
                                                               Years Ended December 31,             December 31,
                                                         ------------------------------------------
Supplemental disclosure of cash flow information:           1999          1998           1997           1999
                                                         ------------  -------------  -------------  ------------

     Cash paid during the period for interest            $ 1,075,882   $ 1,392,987    $ 1,148,553    $ 4,505,888

Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the Year Ended December 31, 1999:

     The Company entered into capital lease obligations for equipment in the amount of $57,332.

     Advances to employees totaling $59,986 were applied as payments on a related-party note payable.

     A total of 143,230 shares of Class A common stock previously pledged to a bank by certain officers and directors of the Company as collateral for Company credit card debt were sold by the bank and the proceeds were used to pay the debt and the related accrued interest in full totaling $244,824.

     A total of 100,000 shares of Class A common stock previously pledged to a law firm by certain officers and directors of the Company as collateral for legal work were sold by the law firm and the proceeds were used to pay for legal services totaling $72,335.

     A total of 970,586 shares of Class A common stock previously held by certain shareholders and originally valued at $1,000,916 were returned to the Company in settlement of litigation.

     TheCompany issued 6,000,000 shares of Class A common stock valued at $3,278,893 to the guarantors of the Series C convertible debentures as indemnification for the sale of their shares by the holders of the Series C convertible debentures held as collateral for these debentures. The proceeds of $3,278,893 received by the holders were used to pay liquidation damages and retire Series C convertible debentures in the amounts of $750,000 and $2,528,893, respectively.

     Preferred stock dividends of $997,148 were recorded related to the beneficial conversion features of Series D and Series E preferred stock.

     Preferred stock dividends of $769,710 were accrued on Series D and Series E preferred stock.

     Dividends totaling $343,749 were recorded relating to the liquidation damage provisions of Series D and Series E preferred stock and Series C convertible debentures.

     The Company issued 200,000 shares of Class A common stock to an unrelated party for consulting fees valued at $100,000.

     A total of 626,611 shares of Series D preferred stock and related dividends of $587,388 were converted into 47,252,275 shares of Class A common stock.

     A total of 135,072 shares of Series E preferred stock and related dividends of $66,015 were converted into 5,729,156 shares of Class A common stock.

     Of the sales proceeds from the sale of the HealthCare Solutions Group, $2,500,000 was placed in an escrow account, $500,000 of which was subsequently released.

     A revolving note payable in the amount of $50,000 was paid by a former employee and is included as an account payable.

     Promissory notes held by certain shareholders were reduced by $414,991 in settlement of litigation.

     The Company issued 1,000,000 shares of Class A common stock to two unrelated parties for consulting fees valued at $375,000 of which $316,400 has been deferred at December 31, 1999.

     The Company issued 1,000,000 warrants to three unrelated parties for legal services valued at $260,000 of which $118,651 has been deferred at December 31, 1999.

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


          See accompanying notes to consolidated financial statements.

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations -Fonix Corporation (the "Company") is a development stage company engaged in developing, acquiring and marketing proprietary human/computer interface technologies. The core technologies developed or acquired to date include automated speech recognition ("ASR"), text-to-speech ("TTS"), and handwriting recognition ("HWR") technologies for embedded (original equipment manufacturer, hereafter "OEM") and server markets. The Company has received a patent for certain elements of its core technologies and has filed applications for other patents covering various aspects of its technology. The Company seeks to develop relationships and strategic alliances with third-party developers and vendors that are participants in the computer and electronic devices industry (including producers of application software, operating systems, computers and microprocessor chips). As of December 31, 1999, the Company has entered into one strategic partnership and license agreement relating to its ASR technologies. Other revenues are generated through licensing of its TTS and HWR technologies. Although the Company has completed development of the key components of its core technologies, there can be no assurance that it will be able to sell, license or otherwise market its technologies to third parties in order to generate sufficient recurring revenues to pay its operating costs and complete the development of its technologies.

Fonix Corporation (known as Taris, Inc. prior to its acquisition of Phonic Technologies, Inc. ("PTI"), as described below) was organized under the laws of the state of Delaware on September 12, 1985. Taris, Inc. was a public company with no operations. Prior to June 17, 1994, Taris, Inc. effected a reverse stock split of one share for 90 shares. The financial statements have been adjusted to reflect the stock split as though it had happened January 1, 1993. PTI, a Utah corporation and the Company's predecessor in interest with respect to some of the Company's ASR technology, was organized on October 1, 1993 (the Company's date of inception) for the purpose of developing proprietary ASR technologies. On June 17, 1994, Fonix Corporation entered into a merger agreement with PTI whereby Fonix issued 10,395,249 shares of its common stock for all of the issued and outstanding common shares of PTI. Upon completion of the merger, PTI stockholders owned in excess of 90 percent of the outstanding common stock of Fonix. The transaction was accounted for as a reverse acquisition as though PTI acquired Fonix. The financial statements, therefore, reflect the operations of Fonix since the acquisition on June 17, 1994 and PTI since October 1, 1993.

Development Stage Presentation - The Company is in the development stage and generated revenues of $439,507 and incurred a net loss from continuing operations totaling $19,949,196 for the year ended December 31, 1999. The Company has incurred cumulative losses from continuing operations of $98,237,110 for the period from inception to December 31, 1999. The Company has an accumulated deficit of $116,706,803, negative working capital of $4,804,796, and $981,301 of accounts payable over 60 days past due as of December 31, 1999. The Company expects to continue to incur significant losses through at least
December 31, 2000, primarily due to significant expenditure requirements associated with the marketing and development of its ASR and related technologies. These factors, as well as the risk factors set out elsewhere in the Company's Annual Report on Form 10-K, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to fund the operations of the Company through proceeds from sales of its debt and equity securities and cash flows from license and royalty arrangements. There can be no assurance that management's plans will be successful.

Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Fonix/AcuVoice, Inc., and Fonix/Papyrus, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. During 1999, other wholly owned subsidiaries, Fonix Systems Corporation and Fonix/Articulate, Inc., were merged into the Company. As discussed more thoroughly in

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2, the HealthCare Solutions Group ("HSG"), consisting primarily of the assets and operations of Fonix/Articulate, Inc., is presented as discontinued operations.

Cash and Cash Equivalents - The Company considers all highly liquid, short-term investments with a maturity of three months or less to be cash equivalents.

Funds Held in Escrow - Funds held in escrow pursuant to terms of the sale of the HSG (see Note 2) are held in interest-bearing accounts and become available to the Company at the end of the 18-month period following the closing of the sale (March 2001).

Inventory  -  Inventory,   consisting   primarily  of  microphones  and  related
accessories, is stated at the lower of cost (first-in, first -out method) or market value.

Property and Equipment - Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

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

Intangible Assets - Intangible assets consist of the purchase cost of completed technology and goodwill in connection with the acquisitions of AcuVoice, Inc., Papyrus Development Corporation, and Papyrus Associates, Inc. (see Note 2) and direct costs incurred by the Company in applying for patents covering its technologies. Amortization is computed on a straight-line basis over the estimated useful lives of the completed technology, goodwill and patents ranging from five to eight years.

Valuation of Long-lived Assets - The carrying value of the Company's long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, the Company would project cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If such projections indicate that the cost in excess of the net asset would not be recoverable, the Company's carrying value of such asset would be reduced by the estimated excess of such value over the projected cash flows.

Revenue Recognition - The Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition". The Company generates revenues from licensing the rights to its software products to end users and from royalties. The Company also generates service revenues from the sale of consulting and development services.

Revenues from software license agreements are recognized upon shipment of the software if there are no significant

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


postcontract obligations. If postcontract obligations exist, revenues are recognized when those obligations have been satisfied. Revenues from development and consulting services are recognized as the services are completed.

Cost of revenues consists of costs to distribute the product (including the cost of the media on which it is delivered), installation and support personnel salaries and licensed technology and related costs.

Research and Development - All expenditures for research and development are charged to expense as incurred. The Company incurred total research and development expenses of $ 7,909,228 in 1999, $13,060,604 in 1998 and $7,066,294
in 1997. In 1998, the Company also recorded $9,315,000 of in-process research and development purchased in connection with the acquisition of AcuVoice, Inc. The Company also recorded $3,821,000 of in-process research and development costs in connection with the acquisition of Articulate Systems, Inc. ("ASI") in 1998. However, as a result of the subsequent disposition of the operations and assets of ASI, these costs are reflected in discontinued operations (see Note
2).

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

Concentration of Credit Risks - The Company's cash and cash equivalents are maintained in bank deposit accounts which exceed federally insured limits. Cash equivalents consist of highly liquid securities with maturities of three months or less when purchased. The Company has not experienced any losses with respect to these deposits. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs on-going credit evaluations of its customers and maintains allowances for possible losses, which when realized, have been within the range of management's expectations.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The book values of the Company's assets and liabilities approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. At December 31, 1999, 1998 and 1997, there were outstanding common stock equivalents to purchase 56,869,449, 38,319,638 and 13,395,948 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended December 31, 1999, 1998 and 1997.

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                1999                           1998                             1997
                                        ---------------------------    --------------------------    --------------------------
                                                          Loss                          Loss                          Loss
                                        Loss              Per Share    Loss             Per Share    Loss             Per Share
                                        ----              ---------    ----             ---------    ----             ---------

Loss from continuing operations         $(19,949,196)                  $(36,843,475)                 $(21,572,084)
Preferred stock dividends                 (2,110,607)                    (4,797,249)                   (2,721,991)
                                        -------------                  -------------                 -------------
Net loss from continuing operations
     attributable to common
     stockholders                        (22,059,803)     $ (0.29)      (41,640,724)    $ (0.79)      (24,294,075)    $ (0.57)
Discontinued operations, net of taxes     (2,187,080)       (0.03)       (6,275,307)      (0.12)                -           -
Extraordinary items, net of taxes            473,857         0.01               -             -          (881,864)      (0.02)
                                        --------------    ---------    -------------    ----------   --------------   ---------
Net loss attributable to common
        stockholders                    $(23,773,026)     $ (0.31)     $(47,916,031)    $ (0.91)     $(25,175,939)    $ (0.59)
                                        ==============    =========    =============    ==========   ==============   =========
Weighted average common shares
         outstanding                      76,753,709                     52,511,185                    42,320,188
                                        ==============                 =============                 ==============

Stock-based Compensation - The Company uses the intrinsic value method to account for stock-based compensation plans. Under this method, compensation cost is recognized for stock option awards only if the quoted market price is greater than the amount the optionee must pay to acquire the stock. Pro forma disclosures using the fair value-based method required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" are presented in Note 11.

Recently Enacted Accounting Standards - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at their fair values and that changes in the fair values be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements as the Company does not currently hold any derivative or hedging instruments.

2.  ACQUISITIONS AND DISCONTINUED OPERATIONS

AcuVoice, Inc. - In March 1998, the Company created a wholly owned subsidiary (Fonix/AcuVoice, Inc.) that acquired AcuVoice, Inc. ("AcuVoice"). AcuVoice developed and marketed TTS technologies and products directly to end users, systems integrators and original equipment manufacturers for use in the telecommunications, multi-media, education and assistive technology markets. These same products and services are now provided by the Company. The Company issued 2,692,216 shares of restricted Class A common stock (having a market value of $16,995,972 on that date) and paid cash of approximately $8,000,000 for all of the then outstanding common shares of AcuVoice. The acquisition was accounted for as a purchase.

Of the 2,692,216 shares of Class A common stock issued, 80,000 shares were placed in escrow against which any claims for breach of warranty against the former shareholders of AcuVoice could be asserted by the Company. On March 12, 1999, the Company submitted a claim for the shares deposited into the escrow account based on the Company's assertion of misrepresentations made to the Company (see Note 16). The shares held in escrow have been excluded from the calculation of basic net loss per common share for the years ended December 31, 1999 and 1998.

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The purchase price allocation to tangible assets included $253,881 of cash, $13,728 of accounts receivable, $9,902 of property and equipment and $800 of prepaid expenses. The purchase price allocations to liabilities assumed included $22,929 of accounts payable and accrued expenses and $599,250 of notes payable. The excess of the purchase price over the estimated fair market value of the acquired tangible net assets of AcuVoice was $25,339,840, of which $11,192,000 was capitalized as the purchase cost of the completed technology, $4,832,840 was capitalized as goodwill and $9,315,000 was expensed as in-process research and development.

The valuation of the acquired in-process research and development included, but was not limited to, an analysis of (1) the market for AcuVoice products and technologies; (2) the completion costs for the projects; (3) the expected cash flows attributed to the projects; and (4) the risks associated with achieving the expected cash flows. The value of the in-process research and development was based upon assumptions the Company believed to be reasonable but which were inherently uncertain and unpredictable. At the date of acquisition of AcuVoice, management estimated that the acquired in-process research and development projects of AcuVoice were approximately 75 percent complete and that an additional $1.0 million would be required to develop these projects to commercial viability. As of December 31, 1999, the Company has expended a total of approximately $433,000 in connection with the AcuVoice acquired in-process research and development projects, and management estimates that an additional amount of approximately $567,000 will be required to complete the AcuVoice projects. Management currently estimates that the AcuVoice projects are 88 percent complete as of December 31, 1999, and anticipates release in the second quarter of 2000.

Papyrus Associates, Inc. and Papyrus Development Corporation - In October 1998, the Company created a wholly owned subsidiary (Fonix/Papyrus, Inc.) that acquired Papyrus Associates, Inc. ("PAI") and Papyrus Development Corporation ("PDC," together with PAI, "Papyrus"). PAI developed, marketed and supported printing and cursive handwriting recognition software for "personal digital assistants", pen tablets and mobile phones under the trademark, Allegro(TM). PDC was a systems integration provider with expertise and intellectual property in embedded systems and enhanced Internet applications. Fonix now provides these products and technologies. The Company issued 3,111,114 shares of restricted Class A common stock (having a market value of $3,208,336 on that date) and promissory notes aggregating $1,710,000, in connection with this purchase.

Of the 3,111,114 shares of Class A common stock issued, 311,106 shares were placed in escrow against which any claims for breach of warranty against the former shareholders of Papyrus could be asserted by the Company. As of December 31, 1999, 15,482 shares remain in escrow. The shares held in escrow have been excluded from the calculation of basic net loss per common share for the years ended December 31, 1999 and 1998. The acquisition was accounted for as a purchase.

The purchase price allocation to tangible assets included $10,342 of cash and $7,629 of accounts receivable. The purchase price allocation to liabilities assumed included $118,293 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair market value of the acquired tangible net assets of Papyrus was $5,018,658 and was capitalized as goodwill.

Articulate Systems, Inc. - In 1998, the Company created a wholly owned subsidiary ("Fonix/Articulate") that acquired Articulate Systems, Inc. ("Articulate") in September 1998. Articulate was a provider of sophisticated voice recognition products to specialized segments of the health care industry. The Company delivered 5,140,751 shares of restricted Class A common stock (having a market value of $8,353,720 on that date), a cash payment of $7,787,249 and 8.5 percent demand notes in the aggregate amount of $4,747,339 for all of the then outstanding common shares of Articulate. Additionally, the Company issued 98,132 stock options in exchange for all Articulate stock options outstanding on the date of acquisition at an exchange rate based on the relative fair value of

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the companies' stocks. The estimated fair value of the options issued was $130,000 using the Black-Scholes option pricing model with weighted average assumptions of a risk-free rate of 5.1 percent, expected life of 2.5 years, expected volatility of 85 percent and an expected dividend yield of 0 percent. Subsequent to the acquisition, the Company agreed to pay several Articulate employees incentive compensation for continued employment in the aggregate amount of $857,000. The Company issued 8.5 percent demand notes for $452,900 and recorded an accrued liability of $404,100 for the balance of this obligation, both of which were paid in 1999. The Articulate acquisition was accounted for as a purchase.

Of the 5,140,751 shares of Class A common stock issued, 315,575 shares were placed in escrow against which any claims for breach of warranty against the former shareholders of Articulate could be asserted by the Company and 1,985,000 shares were placed in escrow to be converted at a later date to Class B Non-Voting common stock, subject to approval by the shareholders of the Company. By vote of the shareholders at the annual meeting held October 29, 1999, the issuance of 1,985,000 share of Class B Non-Voting common stock was approved. The Class B shares are authorized, but have not yet been exchanged for the corresponding Class A shares held in escrow. The shares held in escrow have been excluded from the calculation of basic net loss per common share for the year ended December 31, 1999 and 1998.

The purchase price allocation to tangible assets included $286,954 of cash, $62,835 of accounts receivable, $57,165 of inventory, $14,043 of prepaid expenses and $117,540 of property and equipment. The purchase price allocation to liabilities assumed included $310,008 of accounts payable and accrued expenses, $1,900,000 of notes payable and $929,690 of deferred revenue.

The excess of the purchase price over the estimated fair market value of the acquired tangible net assets of Articulate was $23,584,256, of which $13,945,000 was capitalized as the purchase cost of completed technology, $5,818,256 was capitalized as goodwill and other intangibles and $3,821,000 was expensed as in-process research and development. The valuation of the acquired in-process research and development was based upon assumptions the Company believed to be reasonable at the time.

Effective September 1, 1999, the Company sold the operations and certain assets of the HSG, of which Articulate was a part (see below).

The MRC Group, Inc. - On December 31, 1998, the Company acquired certain assets of the MRC Group, Inc. ("MRC") relating to MRC's selling, marketing and servicing of certain of Articulate's products. In consideration for the assets, the Company agreed to pay MRC $219,833 less certain amounts then owed to the Company, plus $133,333 per month for each of the three months immediately following the closing, less certain credits. As of December 31, 1998, the remaining amount owing related to this acquisition was $216,666, which was paid in 1999.

The purchase price allocation to tangible assets included $142,852 of accounts receivable and $40,000 of property and equipment. The purchase price allocation to liabilities assumed included $311,588 of accrued expenses and $849,742 of deferred revenue. Additionally, $152,839 of accounts receivable and $987,531 of deferred revenue from Articulate were eliminated in purchase accounting. The excess of the purchase price over the estimated fair market value of the acquired tangible net assets of MRC was $314,761 which was capitalized as goodwill.

Effective September 1, 1999, the Company sold the operations and certain assets of HSG, of which MRC was a part (see below).

Sale of the HealthCare Solutions Group - On September 1, 1999, the Company completed the sale of the operations and a significant portion of the assets (the "Sale") of HSG to Lernout & Hauspie Speech Products N.V.

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


("L&H"), an unrelated third party, for up to $28,000,000. Of this sales price, $21,500,000, less certain credits of $194,018, was received at closing, $2,500,000 was held in an 18 month escrow account in connection with the representations and warranties made by the Company in the sales transaction. Subsequent to the closing, $500,000 was released from the escrow. Another
$4,000,000 of the sales price is to be contingently paid as an earnout in two installments of $2,000,000 each over the next two years based on the performance of HSG. The proceeds received from the sale were used to reduce a significant portion of the Company's liabilities and to provide working capital for the Company's marketing and development opportunities. The assets sold included inventory, property and equipment, certain prepaid expenses, purchased core technology and other assets. Additionally, L&H assumed the capital and operating lease obligations related to HSG and the obligations related to certain deferred revenues.

Upon the closing of the Sale, the Company discontinued the operations of HSG. The results of operations of HSG have been reported separately as discontinued operations in the accompanying consolidated statements of operations. Prior year results have been restated to provide comparability. The net assets (liabilities) of HSG in the December 31, 1998 consolidated balance sheet consist of the following:

           Inventory                                    $      72,582
           Other receivables                                    4,554
           Deferred revenues                                 (675,997)
                                                        --------------
                Net current assets (liabilities)        $   (598,861)
                                                        ==============

           Property and equipment, net of
              accumulated depreciation of $27,367       $     182,981
           Intangible assets, net of accumulated
              amortization of $828,886                     19,379,131
           Other assets                                        22,343
                                                        --------------

               Net long-term assets                     $  19,584,455

Revenues from HSG's operations were $284,960 for the period from acquisition through December 31, 1998 and $1,726,262 from January 1, 1999 through September 1, 1999, the date of the Sale. These amounts have not been included in revenues in the accompanying consolidated statements of operations, but are included in the operating loss from discontinued operations.

Proforma Financial Statement Data - The following unaudited pro forma financial statement data for the years ended December 31, 1998 and 1997 present the results of operations of the Company as if the acquisitions of AcuVoice and Papyrus had occurred at the beginning of each year. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of future results or what would have occurred had the acquisitions been made at the beginning of the applicable year. Purchased in-process research and development of $9,315,000 related to the acquisition of AcuVoice was recorded at the date of the acquisition and is not presented in the following unaudited pro forma financial statement data since it is a non-recurring charge directly attributable to the acquisition. Historical and pro forma financial information for the acquisition of Articulate and MRC have not been included in the following pro forma financial statement data as the operations and substantially all assets related to Articulate were sold September 1, 1999. The results of operations of MRC are not included in the unaudited pro forma financial statement data as the acquisition did not constitute the purchase of a business.

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  For the Year  Ended December 31,
                                                  ---------------------------------------
                                                          1998                  1997
                                                  -----------------   -------------------
Revenues                                          $     2,692,916           $  1,134,590

Loss before extraordinary items                       (31,462,937)           (15,939,441)

Net loss                                              (31,462,937)           (16,821,305)

Basic and diluted net loss per common share                 (0.55)                 (0.34)

3.  CERTIFICATE OF DEPOSIT

Included in cash and cash equivalents at December 31, 1998 is a $20,000,000 short-term bank certificate of deposit. The certificate earned interest at an annual rate of four percent at December 31,1998, payable monthly. The certificate was pledged as collateral on a revolving note payable (see Note 6). On January 8, 1999, the certificate matured and was not renewed. Proceeds from the certificate were applied to reduce the related revolving note payable balance.

4.  NOTES RECEIVABLE

At December 31, 1998, the Company had a note receivable from a research and development entity in the amount of $20,000 which was repaid on January 5, 1999.

As of December 31, 1998, the Company had a six percent short-term, unsecured, demand note receivable from an unrelated entity in the amount of $225,000. The note was issued in connection with the Company's intended acquisition of the entity. Because the acquisition was not consummated, the Company demanded payment and received $225,000 on March 4, 1999.


5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 1999 and 1998:

                                                                      1999                 1998
                                                                 --------------      ----------------
           Computer equipment                                    $  2,294,766        $      2,329,755
              Furniture and fixtures                                  673,909                 778,479
           Leasehold improvements                                     118,621                 204,820
                                                                 -------------       -----------------
                                                                    3,087,296               3,313,054

           Less accumulated depreciation and amortization          (1,938,494)             (1,168,023)
                                                                 -------------       -----------------
           Net property and equipment                            $  1,148,802        $      2,145,031
                                                                 =============       =================

 6.  REVOLVING AND OTHER NOTES PAYABLE

At December 31, 1998, the Company had a revolving note payable to a bank bearing interest at six percent in the amount of $19,988,193. The weighted average outstanding balance was $18,590,642 and the weighted average

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


interest rate was 6.40 percent during 1998. The Company paid the note in full, including accrued interest, on January 8, 1999, with proceeds from the certificate of deposit that secured the note and $22,667 in cash.

At December 31, 1998, the Company had an unsecured revolving note payable to a bank in the amount of $50,000. The weighted average outstanding balance during 1998 was $14,384, and the weighted average interest rate was 9.4 percent. On September 20, 1999, this note and related interest were paid in full by a former employee and the related amounts are included in accounts payable at December 31, 1999.

At December 31, 1998, the Company had a note payable to a lender in the amount of $560,000 which bore interest at 18 percent, payable monthly. In connection with the issuance of the note payable, the Company issued 35,000 shares of Class A common stock (having a fair value of $50,314 on the date of issuance) in payment for a loan origination fee. This amount is included in interest expense in the accompanying consolidated statements of operations. The note payable was due January 2, 1999, but was extended from month to month by paying the lender accrued interest plus a fee of $5,600. On September 1, 1999, the note and related interest were paid in full.

7.  RELATED-PARTY NOTES PAYABLE

At December 31, 1998, the Company had unsecured demand notes payable to the former Articulate stockholders in the aggregate amount of $4,708,980. These notes were issued in connection with the Articulate acquisition (see Note 2). On September 30, 1999, all outstanding amounts and related interest were paid in full.

Subsequent to the Articulate acquisition, the Company agreed to pay several Articulate employees incentive compensation for continued employment in the aggregate amount of $857,000. The Company issued demand notes for $452,900 and recorded an accrued liability of $404,100 for the balance of this obligation (see Note 2). On September 3, 1999, these notes, the related interest and the accrued liability were paid in full.

In connection  with the  acquisition of certain  liabilities of Articulate  (see
Note 2), the Company executed and delivered a $1,500,000 unsecured demand note payable to a company which is a stockholder of the Company. This demand note bore interest at an annual rate of 10 percent and was payable upon demand after November 1, 1998. The Company obtained an extension of the due date from the holder of the note and on February 2, 1999, this note and related interest were paid in full.

At December 31, 1998, the Company had unsecured demand notes payable to former Papyrus stockholders in the aggregate amount of $1,710,000, which notes were issued in connection with the Papyrus acquisition. Demands for payment on the notes were made as follows: $1,190,000 on February 28, 1999, $180,000 on April 30, 1999 and $340,000 on September 30, 1999, and bore interest at six percent after their due date. The Company did not make payments on the due dates pending the result of certain legal actions undertaken by the Company. In September 1999, the actions were settled resulting in cancellation of the promissory notes upon payment to the former Papyrus shareholders of $1,217,384 and the return of 970,586 shares of restricted Class A common stock previously issued in connection with the acquisition of Papyrus. The 970,586 shares were effectively canceled in September 1999 in connection with the settlement of the lawsuits then pending and the original fair market value of $1,000,917 associated with the canceled shares was reflected as a reduction to goodwill associated with the purchase of Papyrus Associates, Inc. Of the notes payable, $77,625 remained unpaid as of December 31, 1999. The holders of these notes have not made demand for payment.

The Company had an unsecured revolving note payable to a company owned by two executive officers and directors and a former executive officer and director of the Company. The Company believes the terms of the related-party revolving note payable were at least as favorable as the terms that could have been obtained from an unrelated third

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


party in a similar transaction.

At December 31, 1998, the Company had an unsecured, non-interest bearing demand note payable in the amount of $100,000 to Synergetics, Inc., a research and development entity (see Note 12). On September 2, 1999, this note and related interest were paid in full.

At December 31, 1998, the Company had an unsecured note payable to an officer of the Company in the amount of $20,000, which bore interest at an annual rate of 10 percent. On September 2, 1999, this note and related interest were paid in full.

During 1999, two executive officers of the company advanced funds totaling $317,159 related to sales of the Company's stock owned by them that was pledged as collateral under certain borrowing agreements. The balance was subsequently repaid in full. Also, an executive officer of the Company advanced an additional $68,691 to the Company for operating expenses, all of which was subsequently repaid to him. There were no amounts owed to these individuals at December 31, 1999.

8.  CONVERTIBLE DEBENTURES

Series A Convertible Debentures - On October 23, 1995, the Company entered into an agreement with Beesmark Investments, L.C., a Utah limited liability company controlled by an individual who assumed a position on the Company's board of directors in connection with the execution of the agreement. He later resigned from the board. Under the agreement, the Company issued Series A convertible debentures in the amount of $500,000. The debentures bore interest at five percent and were originally due October 23, 1996. The debentures were ultimately converted into 166,667 shares of Series A convertible preferred stock on September 25, 1997 (see Note 9).

Series B Convertible Debentures - On June 18, 1997, the Company entered into a convertible debenture purchase agreement whereby an unrelated investment entity agreed to purchase up to an aggregate principal amount of $10,000,000 of Series B convertible debentures. The debentures were due June 18, 2007, bore interest at five percent and were convertible into shares of the Company's common stock at the holders' option at the lesser of $6.81 or the average of the per share market value for the five trading days immediately preceding the conversion date multiplied by 90 percent for any conversion on or prior to the 120th day after the original issue date and 87.5 percent for any conversion thereafter. The Company received $3,000,000 in proceeds related to the issuance of Series B convertible debentures. Using the conversion terms most beneficial to the holders of the debentures, the Company recorded a debt discount of approximately $427,900 which was amortized as additional interest expense over the 120 day period commencing June 18, 1997. As part of the same transaction, the Company also issued to the investors a warrant to purchase up to 250,000 shares of Class A common stock at any time prior to June 18, 2002, at the exercise price of $8.28 per share. The Company recorded the fair value of the warrants, totaling $897,750, as a charge to interest expense. The fair value of the warrants was determined as of the date of grant using the Black-Scholes pricing model assuming the following: dividend yield of 0 percent; expected volatility of 65 percent; risk free interest rate of 5.9 percent and an expected life to exercise of five years. On July 31, 1997 and September 26, 1997, $500,000 and $350,000 of the Series B convertible debentures together with interest earned thereon were converted into 87,498 and 58,249 shares of Class A common stock, respectively.

Effective September 30, 1997, the Company and the Series B convertible debenture holders modified the agreement such that the holders exchanged all the then outstanding debentures in the amount of $2,150,000 and accrued interest thereon in the amount of $28,213 into 108,911 shares of Series B convertible preferred stock which had essentially the same terms as the debentures and agreed that any additional purchases under the agreement would be for Series B convertible preferred stock. In connection with the extinguishment of the

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Series B convertible debentures and the issuance of Series B convertible preferred stock (see Note 9), the Company recorded all unamortized debt discount as a loss on extinguishment of debt. However, prior to the actual issuance of the Series B preferred stock in exchange for the outstanding balance under the debentures, the holders converted the balance of $2,150,000 and related dividends into 431,769 shares of Class A common stock. Also in connection with this modification, the Company issued an additional warrant to purchase up to 175,000 shares of Class A common stock at any time prior to October 24, 2002, at an exercise price of $7.48 per share. In connection with the issuance of that warrant, the Company recorded the fair value of the warrant, totaling $661,850 as an additional loss on extinguishment of debt. The fair value of the warrants was determined as of the date of the grant using the Black-Scholes pricing model assuming the following: dividend yield of 0 percent; expected volatility of 65 percent; risk free interest rate of 5.8 percent and expected life to exercise of 5 years.

Series C Convertible Debentures - On January 29, 1999, the Company entered into an agreement with four investors pursuant to which the Company sold its Series C convertible debentures in the aggregate principal amount of $4,000,000. The outstanding principal amount of the debentures was convertible at any time at the option of the holders into shares of Class A common stock at a conversion price equal to the lesser of $1.25 or 80 percent of the average of the closing bid price of the Class A common stock for the five trading days immediately preceding the conversion date. The Company recorded $687,500 as interest expense upon the issuance of the debentures in connection with the beneficial conversion feature. The Company also issued 400,000 warrants in connection with this financing. The warrants are exercisable for a period of three years from the date of grant. The estimated fair value of the warrants of $192,000, as computed under the Black-Scholes pricing model, was recorded as interest expense upon the issuance of the debentures. On March 3, 1999, the Company executed a supplemental agreement pursuant to which the Company agreed to sell another $2,500,000 principal amount of Series C convertible debentures on the same terms and conditions as the January 29, 1999 agreement, except no additional warrants were issued. The obligations of the Company for repayment of the debentures, as well as its obligation to register the common stock underlying the potential conversion of the debentures and the exercise of the warrants issued in these transactions, were personally guaranteed by two executive officers and directors and one former executive officer and director (the "Guarantors"). These personal guarantees were secured by a pledge of 6,000,000 shares of Fonix Class A common stock beneficially owned by the Guarantors. The Company entered into an indemnity agreement with the Guarantors relating to this and other guarantees and pledges (see Note 12).

Subsequent to the March 3, 1999 funding, the holders of the Series C convertible debentures notified the Company and the Guarantors that a default had occurred under certain terms of the stock pledge agreement as a result of the Company's failure to register in a timely manner the resale of the shares underlying the debentures, and that the holders had exercised their right to sell the shares pledged by the Guarantors. The Company was informed that proceeds from the sale of the 6,000,000 pledged shares amounted to $3,278,893. Of this total, $406,250 was allocated to penalties attributable to default provisions of the stock pledge agreement and recorded by the Company as interest expense and $343,750 related to penalty provisions of the Series D preferred stock (held by a related group of investors) and recorded by the Company as preferred stock dividends. The remaining $2,528,893 was applied as a reduction of the principal balance of the debentures. As of December 31, 1999, the remaining balance of the Series C convertible debentures was $3,971,107. Subsequent to December 31, 1999, the remaining balance, together with interest accrued thereon, was converted into 10,385,364 shares of Class A common stock.

Under its indemnity agreement in favor of the Guarantors, the Company is obligated to issue 6,000,000 replacement shares to the Guarantors for the shares sold by the holders of the debentures. Additionally, the Company has recorded a related party liability of $1,296,600 as a reimbursement to the Guarantors for the expenses incurred by the Guarantors as a result of the holders' sales of the Guarantors' shares.

Certain events of default outlined in the Series C convertible debenture agreement provided the holders the right to

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


declare the outstanding balance immediately due and payable and impose additional penalties and interest until the default is cured. Specified events of default included suspension from listing or delisting of the Company's Class A common stock from The Nasdaq SmallCap Market for a period of three trading days and failure to register the underlying common stock with the Securities and Exchange Commission by June 30, 1999. In March 1999, trading in the Company's common stock was temporarily halted for five days. Following a series of notices and appeals, the Company was notified on December 3, 1999, that its Class A common stock had been delisted from the Nasdaq SmallCap Market (see Note 10). The Company's Class A common stock is currently trading on the OTC Bulletin Board. Furthermore, the Company had not registered the underlying shares by the date specified. The holders of the debentures agreed to waive their right to additional penalties and interest and their right to declare the balance due provided the underlying shares were registered with the Securities and Exchange Commission on or before February 29, 2000. A registration statement for the shares was declared effective February 11, 2000, thereby satisfying the terms of the waiver.

9. PREFERRED STOCK

In August 1997, a majority of the shareholders of the Company approved an amendment to the Company's certificate of incorporation authorizing and approving the issuance of preferred stock in such series and having such terms and conditions as the Company's board of directors may designate. The amendment became effective September 24, 1997. Thereafter, the Company's board of directors adopted resolutions establishing various series of preferred stock in connection with certain capital fund-raising in 1999, 1998 and 1997, as described below.

Series A Convertible Preferred Stock - In September 1997, Series A convertible debentures totaling $500,000 were converted into 166,667 shares of Series A convertible preferred stock. Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock. At the option of the holder, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 for a 15 day period, the Series A convertible preferred stock shares are automatically converted into Class A common stock. In the event of liquidation, the holder is entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to 1.5 shares of common stock for each share of Series A convertible preferred stock.

Series B Convertible Preferred Stock - Effective September 30, 1997, the Company and the Series B convertible debenture holders agreed to exchange all then outstanding Series B debentures in the aggregate amount of $2,150,000 and accrued interest thereon in the amount of $28,213 into 108,911 shares of Series B convertible preferred stock. Dividends accrued on the stated value ($20 per share) of Series B convertible preferred stock at a rate of five percent per year, were payable quarterly in cash or Class A common stock, at the option of the Company, and were convertible into shares of Class A common stock at any time after issuance at the holders' option. In the event of liquidation, the holders of the Series B convertible preferred stock were entitled to an amount equal to the stated value plus accrued but unpaid dividends whether declared or not. The holders of Series B convertible preferred stock had no voting rights. The Series B convertible preferred stock, together with dividends accrued thereon, could be converted into shares of Class A common stock at the lesser of $6.81 or the average of the per share market value for the five trading days immediately preceding the conversion date multiplied by 90 percent for any conversion on or prior to the 120th day after the original issue date and 87.5 percent for any conversion thereafter. Using the conversion terms most beneficial to the holders, the Company recorded a dividend of $219,614 which represented a discount of 10 percent, which was available to the holders upon issuance. The additional 2.5 percent discount of $68,509 was amortized as a dividend over the remaining days in the original 120 day vesting period of the Series B convertible debentures. Prior to the actual issuance of the Series B convertible

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


preferred stock in exchange for the outstanding balance under the debentures, the holders converted the balance of $2,150,000, and related dividends, into 431,679 shares of Class A common stock.

On October 24, 1997, the Company sold an additional 125,000 shares of Series B convertible preferred stock for $2,500,000 less $145,000 in related offering costs. Using the conversion terms most beneficial to the holders, the Company recorded a dividend of $576,667 which represented a discount of 10 percent, which was available to the holders on or before 120 days subsequent to closing. A 2.5 percent discount of $87,905 was amortized as a dividend over 120 days. As a condition for issuing preferred stock, the holders were granted a put option by SMD, L.L.C. ("SMD"), a company which is controlled by three shareholders who are current or former officers and directors of the Company. The put option required SMD to purchase the Series B convertible preferred stock from the holders at the holders' option but only in the event that the Class A common stock of the Company was removed from listing on the NASDAQ Small Cap Market or any other national securities exchange. The holders did not exercise the put option. In connection with this put option, the Company recorded a financing expense and a corresponding capital contribution of $125,000. As of December 31, 1997, 97,500 of the Series B convertible preferred stock and dividends earned thereon had been converted into 355,188 shares of Class A common stock. In January 1998, the remaining 27,500 shares of Series B convertible preferred stock and dividends earned thereon were converted into 193,582 shares of Class A common stock. As of December 31, 1999 and 1998, there are no shares of Series B convertible preferred stock outstanding.

Series C Convertible Preferred Stock - Effective September 30, 1997, the Company entered into an agreement with an unrelated investment entity whereby that entity agreed to purchase 187,500 shares of the Company's Series C convertible preferred stock for $3,750,000, which was received in October 1997. Dividends accrued on the stated value ($20 per share) of Series C convertible preferred stock at a rate of five percent per year, were payable quarterly in cash or Class A common stock, at the option of the Company, and were convertible into shares of Class A common stock at anytime after issuance at the holders' option. In the event of liquidation, the holders of the Series C convertible preferred stock were entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series C convertible preferred stock had no voting rights. The Series C convertible preferred stock, together with dividends accrued thereon, could be converted into shares of Class A common stock at the lesser of $5.98 or the average of the five lowest closing bid prices for the 15 trading days preceding the date of any conversion notice multiplied by 91 percent for any conversion on or prior to the 120th day after the original issue date, 90 percent for any conversion between 121 and 180 days and 88 percent for any conversion thereafter. Using the conversion terms most beneficial to the holder, the Company recorded a dividend of $1,060,718 which represented a discount of nine percent, which was available to the holder on or before 120 days subsequent to closing. The additional three percent discount of $164,002 was amortized as a dividend over 180 days. As a condition for issuing preferred stock, the holder of the Series C convertible preferred stock was granted a put option by SMD. The put option required SMD to purchase the Series C convertible preferred stock from the holder at the holder's option but only in the event that Class A common stock was removed from listing on the NASDAQ Small Cap Market or any other national securities exchange. In connection with this put option, the Company recorded a financing expense and a corresponding capital contribution of $375,000. Associated with the issuance of the Series C convertible preferred stock, the Company issued a warrant to purchase up to 200,000 shares of Class A common stock at any time prior to October 24, 2000, at the exercise price of $7.18 per share. The Company recorded the fair value of the warrant of $600,000 as determined as of October 24,1997 using the Black-Scholes pricing model assuming the following: dividend yield of 0 percent; expected volatility of 65 percent; risk free interest rate of 5.8 percent and expected life to exercise of 3 years. During the year ended December 31, 1997, the Company issued 17,198 shares of Class A common stock upon conversion of 2,500 shares

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of Series C convertible preferred stock and related accrued dividends. During 1998, the remaining 185,000 shares of Series C convertible preferred stock and related dividends were converted into 1,295,919 shares of Class A common stock. As of December 31, 1999, there are no shares of Series C convertible preferred stock outstanding.

Series D Convertible Preferred Stock - On August 31, 1998, the Company entered into an agreement with investors whereby the Company issued 500,000 shares of Series D convertible preferred stock for $10,000,000. Additionally, the Company issued to certain investors a total of 608,334 shares of Series D convertible preferred stock (i) in return for their relinquishment of their contractual right to receive Reset Shares in connection with the March 1998 offering (see
Note 10), and as (ii) an additional cost of raising the $10,000,000 from the Series D convertible preferred stock placement. Dividends accrue on the stated value ($20 per share) of Series D convertible preferred stock at the rate of four percent per year, are payable annually or upon conversion, in cash or Class A common stock, at the option of the Company, and are convertible into shares of Class A common stock at the holders' option any time. Each month the holders of the Series D convertible preferred stock may not convert more than 25 percent of the total number of shares of Series D convertible preferred stock originally issued to such holders, on a cumulative basis. For example, during the first month, a holder may convert up to 25 percent of the total Series D convertible preferred stock issued to the holder, and during the following month that same holder may convert, on an aggregate to date basis, up to 50 percent of the total number of shares of Series D convertible preferred stock held by the holder. Additionally, each month thereafter a holder may convert up to 50 percent of the total number of shares of Series D convertible preferred stock originally issued to such holder on a cumulative basis, if both of the following conditions are satisfied: the average daily trading volume of Class A common stock is more than 500,000 shares for the 10-trading-day period before the conversion; and the average per share closing bid price for such 10- trading-day period has not decreased by more than five percent during that 10-trading-day period. Any outstanding shares of Series D convertible preferred stock as of August 31, 2001 automatically will be converted at the conversion price most beneficial to the holders on such date. In the event of liquidation, the holders of the Series D convertible preferred stock are entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series D convertible preferred stock have no voting rights. The Series D convertible preferred stock, together with dividends accrued thereon, may be converted into shares of Class A common stock at the lesser of: $3.50 per share; or the lesser of 110 percent of the average per share closing bid price for the fifteen trading days immediately preceding the date of issuance of the shares of Series D convertible preferred stock; or 90 percent of the average of the three lowest per share closing bid prices during the 22 trading days immediately preceding the conversion date. In the event that the holders convert at the $3.50 per share price, the Company is obligated to issue warrants to purchase 0.8 shares of Class A common stock for each share of Series D convertible preferred stock converted to common stock. Using the conversion terms most beneficial to the holders, the Company amortized a beneficial conversion feature of $3,638,147 as a dividend over a 180 day-period. In 1998, 150,000 shares of Series D convertible preferred stock were exchanged for 150,000 shares of Series E convertible preferred stock (see below). In 1999, 626,611 shares of Series D convertible preferred stock and related dividends were converted into 47,252,275 shares of Class A common stock. As of December
31, 1999, 381,723 shares of Series D convertible preferred stock remain outstanding.

In connection with the sales of the Series D preferred stock, the Company entered into registration rights agreements with the Series D investors and agreed to register the sale of shares received on a conversion of the Series D preferred stock. If the number of shares of Class A common stock currently issuable upon a hypothetical conversion of the remaining shares of Series D preferred stock exceed those registered for issuance, the Company would be required to file an additional registration statement to cover the remaining shares.

Subsequent to December 31, 1999 through April 10, 2000, 217,223 shares of Series D preferred stock, together with dividend accrued thereon, were converted into 15,436,378 shares of Class A common stock.

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Series E Convertible Preferred Stock - Effective as of September 30, 1998, the Company entered into an agreement with two of the purchasers of the Series D convertible preferred stock whereby the Company issued 100,000 shares of the Company's Series E convertible preferred stock for $2,000,000. Additionally, the Company issued to the purchasers of the Series E convertible preferred stock a total of 150,000 additional shares of Series E convertible preferred stock in exchange for a total of 150,000 shares of Series D convertible preferred stock. Dividends accrued on the stated value ($20 per share) of Series E convertible preferred stock at a rate of four percent per year, were payable annually or upon conversion, in cash or common stock, at the option of the Company, and were convertible into shares of Class A common stock at any time at the holders' option. In the event of liquidation, the holders of the Series E convertible preferred stock were entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series E convertible preferred stock had no voting rights. The Series E convertible preferred stock, together with dividends accrued thereon, was convertable into shares of Class A common stock at the lesser of: $3.50 per share; or the lesser of 110 percent of the average per share closing bid price for the 15 trading days immediately preceding the date of issuance of the Series E convertible preferred stock; or 90 percent of the average of the three lowest per share closing bid prices during the 22 trading days immediately preceding the conversion date. If the holders had converted at the $3.50 per share price, the Company was obligated to issue warrants to purchase 0.8 shares of Class A common stock for each share of Series E convertible preferred stock converted to common stock. Using the conversion terms most beneficial to the holders, the Company recorded a preferred stock dividend of $968,047 for the beneficial conversion feature of the Series E convertible preferred stock. In 1998, 114,928 shares of Series E convertible preferred stock and related dividends were converted into 2,591,733 shares of Class A common stock. In 1999, the remaining 135,072 shares of Series E convertible preferred stock and related dividends were converted into 5,729,156 shares of Class A common stock. As of December 31, 1999, no shares of Series E convertible preferred stock remained outstanding.

Series F Convertible Preferred Stock - Effective February 1, 2000, the Company entered into an agreement with four investors whereby it sold a total of 290,000 shares of its Series F convertible preferred stock to a group of investors in return for payment of $2,750,000. Dividends accrued on the stated value ($20 per share) of Series F convertible preferred stock at a rate of six percent per year, were payable annually or upon conversion, in cash or common stock, at the option of the Company, and were convertible into shares of Class A common stock at any time at the holders' option. The Series F convertible preferred stock was convertible into shares of Class A common stock at a price of $0.75 per share during the first 90 days following the close of the transaction, and thereafter at a price equal to 85 percent of the average of the three lowest closing bid prices in the 20-day trading period prior to the conversion of the Series F convertible preferred stock. Through December 31, 1999, the Company had received $1,000,000 in cash advances in connection with this financing.

Subsequent to February 1, 2000, all shares of Series F convertible preferred stock, together with related dividends accrued thereon, were converted into 7,764,948 shares of Class A common stock. Using the conversion terms most beneficial to the holder, the Company recorded a preferred stock dividend of $2,750,000 for the beneficial conversion feature related to these shares on the date the Series F convertible preferred stock was issued.


10.  COMMON STOCK AND COMMON STOCK SUBJECT TO REDEMPTION

Common Stock - During 1999, the Company issued 60,181,431 shares of Class A common stock. Of such shares, 52,981,431 shares were issued upon the conversion of preferred stock and related dividends, 6,000,000 were issued as replacement shares under an indemnification agreement in favor of the Guarantors (see Notes 8 and 12) and 1,200,000 were issued to consultants as consideration for services rendered. The Company canceled 970,586 shares

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of Class A common stock that were returned in connection with the Papyrus settlement (see Note 16). At the annual meeting of shareholders held on October 29, 1999, issuance of Class B non-voting common stock was approved by the shareholders of the Company. Also approved was an increase in the number of common shares authorized from 100,000,000 to 300,000,000 and in the number of preferred shares authorized from 20,000,000 to 50,000,000.

During 1998, the Company issued 20,740,605 shares of Class A common stock. Of such shares, 4,000,000 shares were issued in connection with a private placement transaction, 10,944,081 shares were issued in connection with the acquisitions of AcuVoice, Articulate and Papyrus (see Note 2), 4,081,234 shares were issued upon the conversion of Series B and C convertible preferred stock and related dividends, 1,390,476 shares were issued in connection with the restructuring of reset rights, 265,000 shares were issued upon the exercise of previously granted warrants and options, 35,000 shares were issued in payment of a loan origination fee (see Note 6) and 24,814 shares were issued for the purchase of a patent.

On March 12, 1998, the Company agreed to a private placement of up to 6,666,666 shares of its restricted Class A common stock for a total purchase price of $30,000,000. Of that amount, $15,000,000 was received by the Company on March 12, 1998, in return for which the Company issued a total of 3,333,333 shares of restricted Class A common stock. Finders' fees of $870,000 were paid in connection with the $15,000,000 received. The remainder of the purchase price was to be paid by the investors on July 27, 1998 subject to the effectiveness of a registration statement covering the Class A common stock issued and issuable in the offering. As of the July 27, 1998, the conditions precedent to receiving the additional funding were not met. In separate transactions in June and August 1998, certain investors paid to the Company a total of $3,000,000 in return for which the Company issued 666,667 additional shares of Class A common stock under the terms and conditions set forth in the offering. Finders' fees of $163,846 were incurred in connection with the $3,000,000 received. No other proceeds have been received by the Company pursuant to the offering, and the Company does not expect any further proceeds to be received.

The investors acquired certain "reset rights" in connection with the offering pursuant to which the investors would receive additional shares of common stock ("Reset Shares") for no additional consideration if the average market price of the Company's Class A common stock for the 60-day period following the effective date of the registration statement or the second funding date did not equal or exceed $5.40 per share. On August 31, 1998, the Company and the investors in the offering restructured the reset provision whereby the Company issued 608,334 shares of Series D convertible preferred stock and 1,390,476 shares of Class A common stock for (i) the relinquishment of the investors' contractual right to receive Reset Shares in connection with the $15,000,000 received in March 1998, and the $3,000,000 received in June and August 1998, and (ii) a financing cost in connection with the issuance of 500,000 shares of Series D convertible preferred stock. The Company recorded an expense of $6,111,577 for the difference between the Company's original obligation to issue Reset Shares and the fair value of the shares that were actually issued in settlement for the relinquishment of the reset rights and recorded a preferred stock dividend of $1,000,000 related to financing costs in connection with the issuance of 500,000 shares of Series D convertible preferred stock.

Registration Rights and Reserved Shares - During 1999, 1998 and 1997, the Company entered into registration rights agreements with investors under which the Company agreed to register the Class A common stock issuable upon the conversion of all series of preferred stock and debentures and the exercise of warrants. The Company covenanted to reserve out of its authorized and unissued shares of Class A common stock no less than 200% of that number of shares that would be issuable upon the conversion of all series of preferred stock and debentures and any dividends and interest then payable in stock thereon and the exercise of warrants. As of April 10, 2000, the Company has reserved approximately 5,000,000 shares of Class A common stock for this purpose.

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Voting Trust - As of December 31, 1999, 10,306,772 shares of the Company's outstanding Class A common stock were held in a voting trust (the "Voting Trust") as to which the president and chief executive officer of the Company is the sole trustee. Persons who have deposited their shares of the Company's Class A common stock into the Voting Trust have dividend and liquidation rights in proportion to the number of shares of the Company's Class A common stock they have deposited in the Voting Trust, but have no voting rights with respect to such shares. All voting rights associated with the shares deposited into the Voting Trust are exercisable solely and exclusively by the trustee of the Voting Trust. The Voting Trust expires, unless extended according to its terms, on the earlier of September 30, 2002 or any of the following events: (i) the trustee terminates it; (ii) the participating stockholders unanimously terminate it; or
(iii) the Company is dissolved or liquidated.

Common Stock Subject to Redemption - On December 21, 1998, the Company entered into a private placement agreement. Pursuant to the agreement, the Company received $1,980,000 in net proceeds in exchange for 1,801,802 shares of Class A common stock, an equal number of "Repricing Rights", both subject to certain Repurchase Rights, and warrants to purchase 200,000 shares of Class A common stock.

Each Repricing Right entitled the holder to receive a number of additional shares of Class A common stock for no additional consideration according to a formula based on the lowest closing bid price of the Company's Class A common stock, as quoted by the NASDAQ SmallCap Market, during the 15 consecutive trading days immediately preceding the exercise date and a repricing price, as defined, ranging from $1.3875 to $1.4319 depending upon the date of the exercise. The Repricing Rights became exercisable on March 21, 1999.

Each holder of the Class A common stock described above had the right ("Repurchase Right"), based on certain conditions, to require the Company to repurchase all or a portion of the holder's common shares and Repricing Rights. The Repurchase Rights could only be exercised simultaneously with or after the occurrence of a major transaction or triggering event as defined in the private placement securities agreement. Such events included certain consolidations, mergers or other business combinations, sale or transfer of all or substantially all the Company's assets, purchase, tender or exchange offering of more than 40 percent of the Company's outstanding Class A common stock made and accepted, failure to have a registration statement describing the Class A common stock declared effective prior to 180 days after the closing date or suspension from listing or delisting of the Company's Class A common stock for a period of three days. The repurchase price for the Class A common stock was $1.3875 per share.

On February 14, 2000, the holder of the Repricing Rights converted its rights into 4,568,569 shares of Class A common stock and subsequently sold all the shares. Simultaneously, the initial shares subject to the Repurchase Rights were sold. Consequently, the Company has no further obligation under the Repricing Rights or the Repurchase Rights.

The warrants issued in this transaction have an exercise price of $1.67 per share and a term of three years. The Company assigned a fair value of $150,000 to the warrants as determined on December 21, 1998 using the Black-Scholes pricing model assuming a dividend yield of 0 percent, expected volatility of 85 percent, a risk free interest rate of 4.5 percent and an expected life of 3 years.

During 1997, the Company issued 1,957,312 shares of Class A common stock. Of such shares, 150,000 were issued to an unrelated private investor, 265,000 were issued upon the exercise of previously granted warrants and options, 145,747 were issued upon conversion of convertible debentures, 804,065 were issued upon the conversion of preferred stock and 592,500 were issued to unaffiliated individuals for services rendered valued at $3,812,971 based on the fair market value of the shares at the time of issuance.

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Delisting from the Nasdaq SmallCap Market - Until December 3, 1999, the Company's Class A common stock traded on the Nasdaq SmallCap Market which requires, for continued listing, a minimum bid price of at least $1.00 per share. At June 29, 1999, the Company's Class A common stock had traded below $1.00 for more than 30 consecutive trading days. On June 29, 1999, the Company received a letter from Nasdaq indicating that unless the minimum bid price for the Company's Class A common stock returned to at least $1.00 per share for at least 10 consecutive trading days prior to September 29, 1999, the Company's shares would be delisted from the Nasdaq SmallCap Market on October 1, 1999. The Company appealed Nasdaq's notice and listing determination in September 1999. Nasdaq held a hearing on the matter on October 28, 1999.

On December 3, 1999, the Company received notice that its Class A common stock had been delisted from the Nasdaq SmallCap Market. The Company's Class A common stock is currently trading on the OTC Bulletin Board.

The delisting of the Company's Class A common stock from the Nasdaq SmallCap Market was an event of default under the terms of the Series C convertible debentures. Upon the occurrence of an event of default, the outstanding principal amount of all of the Series C convertible debentures, together with accrued interest and all other amounts owing in respect thereof, became immediately due and payable in cash. However, the holders of the Series C convertible debentures waived this event of default.

The delisting of the Company's Class A common stock from the Nasdaq SmallCap Market was also a triggering event giving rise to certain repurchase rights in connection with the Company's Series D and Series E preferred stock. The holders of the Repurchase Rights had the right to require the Company to repurchase some or all of the holders' Class A common shares and Repricing Rights. However, the holders waived this event of default.


11. STOCK OPTIONS AND WARRANTS

Common Stock Options -On June 1, 1998, the Company's board of directors approved the 1998 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance is 10,000,000. The Company's shareholders approved the plan on July 14, 1998. The plan is administered by a committee consisting of two or more directors of the Company. The exercise price for options granted under the plan is the closing market price of the Class A common stock on the date the options are granted. The option term is 10 years from the date of grant. As of December 31, 1999, the number of shares available for grant under this plan was 4,216,441.

In December 1998, the Company granted options to purchase 2,800,000 shares of Class A common stock to members of the board of directors. Of the 2,800,000 shares, 1,400,000 were for services performed in 1998 and 1,400,000 were for services to be performed in 1999 providing the directors served six months in 1999. In 1999, the Company granted 400,000 options to new members of the board of directors, waiving the requirement that they serve for six months prior to such granting.

On March 10, 1997, the Company's board of directors approved the 1997 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance is 7,500,000. The plan is administered by a committee consisting of two or more directors of the Company. The exercise price of such options is the closing market price of the Class A common stock on the date the options are granted. The option term is 10 years from the date of grant. As of December 31, 1999, the number of shares available for grant under this plan was 2,238,993.

In April 1996, the Company's board of directors approved the 1996 Directors' Stock Option Plan, under which the aggregate number of shares of Class A common stock authorized for issuance is 5,400,000. The shareholders of the

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company approved the plan at their annual meeting in July 1996. The plan is administered by a committee consisting of two or more directors of the Company. The plan provides that each director shall receive options to purchase 200,000 shares of Class A common stock for services rendered as a director during each entire calendar year or portion of a calendar year in excess of six months. The exercise price of such options is the closing market price of the Class A common stock on the date the options are granted. The option term is 10 years from date of grant. As of December 31, 1999, the number of shares available for grant under this plan was 2,200,000.

In April 1996, the Company's board of directors approved a Long-Term Stock Investment and Incentive Plan for officers, key employees and other persons acting on behalf of the Company under which the aggregate number of shares authorized for issuance is 900,000. The exercise price of these options is the closing market price of the Class A common stock on the date the options are granted. The term of the plan is 10 years and options are subject to a three-year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised each year. As of December 31, 1999, the number of shares available for grant under this plan was 788,666.

A summary of options granted under the Company's various stock option plans for the years ended December 31, 1999, 1998 and 1997 is presented below:



                                             1999                          1998                          1997
                                   ------------------------      ------------------------      -----------------------
                                                  Weighted                      Weighted                      Weighted
                                                  Average                       Average                       Average
                                   Stock          Exercise       Stock          Exercise       Stock          Exercise
                                   Options         Price         Options         Price         Options         Price
                                   -----------    ---------      -----------    ---------      ------------   --------
     Total options outstanding
       at beginning of year         15,877,782    $  4.10         10,565,000    $  5.38          4,626,000    $  4.07
         Granted                     1,294,000       1.31          6,414,782       2.08          6,009,000       6.38
         Exercised                          -          -             (35,000)      6.00            (15,000)      2.97
         Forfeited                  (2,815,882)      3.01         (1,067,000)      4.56            (55,000)      6.45
                                   -----------                   -----------                   ------------
     Total options outstanding
       at end of year               14,355,900       4.06         15,877,782       4.10         10,565,000       5.38
                                   ===========                   ===========                   ============
     Total options exercisable
       at end of year               13,484,237       4.20          9,524,766       5.11          5,392,675       5.05
                                   ===========                   ===========                   ============
     Weighted average fair
       value of options granted
         during the year                          $  1.31                       $  1.98                       $  6.38

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A summary of options outstanding and options exercisable under the Company's various stock option plans at December 31, 1999 is presented below:




                    Options Oustanding                           Options Exercisable
-----------------------------------------------------       --------------------------
                              Weighted
                              Average        Weighted                      Weighted
Range of                      Remaining      Average                       Average
Exercise       Number         Contractual    Exercise       Number         Exercise
 Prices        Outstanding      Life          Price         Exercisable     Price
----------     -----------    -----------    --------       ------------   -----------
$0.40-1.18      3,932,157     9.0 years      $  1.05          3,332,158    $   1.03
 1.28-1.78        592,834     9.1 years         1.52            547,835        1.53
 2.97-4.06      3,755,334     6.6 years         3.96          3,570,335        3.99
 5.06-6.50      5,755,575     7.7 years         6.28          5,713,909        5.97
 7.13-8.50        320,000     7.2 years         7.17            320,000        7.17
               -----------                                  ------------
$0.40-8.50     14,355,900     7.8 years      $  4.06         13,484,237    $   4.20
               ===========                                  ============


The Company accounts for its stock option plans as they relate to employees and directors under Accounting Principles Board Opinion No. 25, and therefore, no compensation expense has been recognized in the accompanying consolidated statements of operations. Had compensation expense for these options been determined in accordance with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss per common share would have been increased to the pro forma amounts indicated below for the years ended December 31, 1999, 1998 and 1997:

                                                       1999                1998                1997
                                                  --------------      -------------       --------------
Net loss attributable to common stockholders:
     As reported                                  $  23,773,026       $  47,916,031       $   25,175,939
     Pro forma                                       28,567,009          56,576,232           48,870,670

Basic and diluted net loss per common share:
     As reported                                  $      (0.31)       $      (0.91)       $       (0.59)
     Pro forma                                           (0.37)              (1.08)               (1.15)

The fair value of options and warrants is estimated on the date granted using the Black-Scholes pricing model with the following weighted-average assumptions used for grants during 1999, 1998 and 1997: Risk-free interest rate of 5.7 percent, 4.8 percent and 5.6 percent for 1999, 1998 and 1997, respectively; expected dividend yield of 0 percent for 1999, 1998 and 1997; expected exercise lives of 5 years for 1999, 1998 and 1997, ; expected volatility of 102 percent, 85 percent and 75 percent for 1999, 1998 and 1997, respectively. The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change the estimated fair value amounts could be significantly different.

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Warrants - A summary of warrants granted by the Company during the years ended December 31, 1999, 1998 and 1997 is presented below:


                                                  1999                          1998                          1997
                                        -------------------------     ------------------------      -------------------------
                                                        Weighted                      Weighted                      Weighted
                                                        Average                       Average                       Average
                                                        Exercise                      Exercise                      Exercise
                                          Shares        Price            Shares       Price             Shares      Price
                                        -----------    ----------     -----------    ---------      -----------    ----------
Total outstanding at beginning of year   1,925,000     $ 13.08         1,175,000     $  6.39           450,000     $  1.63
    Granted                              2,250,000        0.66         1,200,000       16.94           975,000        6.92
    Exercised                                   -           -           (230,000)       1.28          (250,000)       1.40
    Forfeited                           (1,150,000)      16.06          (220,000)       9.14                -
                                        -----------                   -----------                   -----------
Total outstanding at end of year         3,025,000        2.71         1,925,000       13.08         1,175,000        6.39
                                        ===========                   ===========                   ===========

Total exercisable at end of year         2,525,000     $  3.16         1,925,000     $ 13.08         1,175,000     $  6.39
                                        ===========                   ===========                   ===========


Stock Appreciation Rights - The option plans described above also provide for stock appreciation rights that allow the grantee to receive shares of Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of Class A common stock at the date of exercise. At December 31, 1999, there were stock appreciation rights related to 400,000 outstanding stock options with a weighted average exercise price of $1.18. Subsequent to December 31, 1999, these stock appreciation rights were exercised resulting in the recording of $628,000 of selling, general and administrative expense.

12.  RELATED-PARTY  TRANSACTIONS

Guarantee of Company Obligations and Related Indemnity Agreement -Two executive officers and directors and a former executive officer and director of the Company (the "Guarantors") have guaranteed obligations of the Company, including obligations under the Series C debentures and certain real estate leases.

The Guarantors pledged 6,000,000 shares of Class A common stock as collateral security for the Series C convertible debentures. In consideration for this pledge, the board of directors authorized the issuance of warrants to the Guarantors to purchase one share of Class A common stock for every three shares pledged. The purchase warrants would have a term of 10 years and an exercise price of 125 percent of the closing bid price of the Company's common stock on January 29, 1999, the date of issuance of the debentures. The warrants are not exercisable for at least six months after the date of issuance. The Guarantors subsequently deferred receipt of the warrants, but retained the right to accept them at some later date. Accordingly, no warrants have yet been issued pursuant to this transaction. The Company also agreed to indemnify the Guarantors if they are required to pay any sums for the benefit of the Company under their guaranty of the Series C convertible debentures. The indemnity agreement provides that the Company will issue shares of Class A common stock of sufficient value to reimburse the guarantors in full, plus interest at 10 percent per annum, for all costs associated with meeting the guarantee commitment, including any income taxes resulting therefrom.

Subsequent to the March 3, 1999 funding, the holders of the Series C convertible debentures notified the Company and the Guarantors that a default had occurred under certain terms of the stock pledge agreement and that the holders sold the 6,000,000 shares pledged by the Guarantors. The proceeds from the sale of the pledged shares were applied to certain penalties incurred on the Series D preferred stock (held by a related group of investors) and the remainder was applied to reduce the principal balance of the Series C convertible debentures as of September 30,

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1999 (see Note 8). Under its indemnity agreement with the Guarantors, the Company issued 6,000,000 replacement shares to the Guarantors for the shares sold and reimbursed the Guarantors for resulting costs. Accordingly, the Company recorded an expense of $1,296,600 during 1999.

In December 1998, the Guarantors guaranteed certain additional obligations of the Company. As security for some of the guarantees, the Guarantors also pledged shares of the Class A common stock beneficially owned by them. In March 1999, 143,230 of the shares pledged to a bank were sold by the bank and the proceeds were used to pay Company credit card balances and the related accrued interest in full totaling $244,824. In May 1999, 100,000 of the shares pledged to another creditor of the Company were sold by the creditor and the proceeds, totaling $72,335, were used to pay amounts owed by the Company. The Company recorded an expense of $146,700 during 1999 to reimburse the Guarantors for expenses resulting from these sales.

Studdert Companies Corp. - Studdert Companies Corp. ("SCC") is a Utah corporation that previously provided investment and management services to the Company. Two of the officers, directors and owners of SCC are directors and executive officers of the Company. A third officer, director and owner of SCC was a director and executive officer of the Company. In June 1994, the Company entered into an Independent Consulting Agreement (the "SCC Agreement") with SCC pursuant to which SCC rendered services to the Company.

Under the terms of the SCC Agreement from June 1994 to April 1996, the Company paid a monthly fee of $50,000 to SCC for management and other services rendered on behalf of the Company, including compensation and benefits for three executive officers of the Company who were also officers and directors of SCC at the time. The Company did not pay or award any form of compensation directly to these executive officers. Through this period, the Company incurred charges for services rendered and reimbursable expenses payable to SCC amounting to $2,554,405, all of which was paid on or before February 10, 1997. Of this amount, $1,417,000 was paid by issuance of Class A common stock. The stock was issued through exercise of a warrant for 3,700,000 shares of Class A common stock purchased by SCC for $.033 per share with an exercise price of $.35 per share. The $122,100 purchase price and the $1,295,000 exercise price of the warrants were satisfied by the cancellation of the amounts owed to SCC. The balance of $1,137,405 was paid in cash during 1995, 1996 and 1997, as agreed.

Beginning May 1, 1996, the SCC Agreement was modified to cover only reimbursable expenses incurred by SCC on behalf of the Company. Thereafter, compensation and benefits were paid directly to the executive officers according to the terms of their respective employment contracts with the Company. The Company continues to rent office space under subleases from SCC. Payments under the leases are guaranteed by three officers, owners and directors of SCC, two of whom are executive officers and directors of the Company. The subleases require monthly payments of $10,368. The Company believes the terms of the subleases are at least as favorable as terms that could be obtained from an unaffiliated third party in a similar transaction. Accordingly, SCC was reimbursed for expenses and lease payments in the amount of $124,416 in 1999, $117,228 in 1998 and $77,203 in 1997.

SMD, L.L.C. - From September 4, 1997, through October 15, 1997 and again on December 31, 1997, the Company, borrowed funds from SMD, L.L.C., a company owned by two directors and executive officers and a former director and executive officer of the Company pursuant to a revolving, unsecured promissory note, bearing interest at the rate of 12 percent per annum. The aggregate of all amounts loaned under the note was $2,000,000 and the highest outstanding balance at any one time was $1,550,000. All amounts were repaid, together with $5,542 in interest in 1998. The loan and its terms were approved by the independent members of the board of directors of the Company.

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Synergetics - Through December 1998, a director and the chief executive officer of the Company was also a director of Synergetics, Inc. In addition, two executive officers and directors and a former director and executive officer of the Company owned shares of the common stock of Synergetics, although such share ownership in the aggregate constituted less than 5 percent of the total shares of Synergetics common stock issued and outstanding. Effective December 31, 1998, the chief executive officer and director of the Company resigned from the board of Synergetics and the three executive officers and directors relinquished all ownership of Synergetics shares. Until March 1999, the Company engaged Synergetics to provide assistance to Fonix in the development of its ASR technologies (see Note 14).

Voice Information Associates, Inc. - A director and executive officer of the Company is also the founder and president of Voice Information Associates, Inc. ("VIA"), a consulting group providing strategic technical, market evaluation, product development and corporate information to the speech recognition industry. During 1997, the Company paid approximately $110,000 in consulting fees to VIA for services provided to the Company. No payments were made by the Company to VIA in 1999 and 1998.

Other Transactions - During 1996, disinterested members of the Company's board of directors authorized the Company to reimburse certain officers for all taxes payable by the officers in conjunction with the 1995 exercise of 3,700,000 warrants by SCC, a company owned by the officers. The total amount authorized to be reimbursed was $1,150,000 in 1997 and $1,350,000 in 1996. No reimbursement was paid in 1999, $340,516 was paid in 1998 and $2,159,484 was paid in 1997.

On December 23, 1999, the Company issued 250,000 warrants to a law firm having a weighted average exercise price of $0.31 and a term of five years. During 1999, 1998, and 1997, the Company paid approximately $902,000, $746,000 and $394,000, respectively, to the law firm for services provided to the Company.

13. STATEMENT OF WORK

On February 11, 1998, the Company entered into a First Statement of Work and License Agreement with Siemens Semiconductor Group of Siemens Aktiengesellschaft ("Siemens") under which the Company and Siemens were jointly pursuing the development of Siemens' integrated circuits incorporating ASR and other related technologies for use in certain telecommunications applications. On February 20, 1998, the Company received $2,691,066 in cash from Siemens. Of that amount: (1) $1,291,712 was paid to the Company as a non-refundable payment to license certain ASR technologies for which the Company has no further obligation; (2) $322,928 was paid to purchase warrants to acquire 1,000,000 shares of restricted Class A common stock at an average exercise price of $20 per share with expiration dates ranging from December 31, 1998 to December 31, 1999; and (3) $1,076,426 was paid to the Company to acquire, if Siemens so elected, shares of restricted Class A common stock or to become a non-refundable license payment. In June 1998, Siemens elected to apply the $1,076,426 portion as a non-refundable payment to license certain ASR technologies for which the Company has no further obligation. The Company recorded the $2,368,138 license payments as revenue during the year ended December 31, 1998. No amounts were owed or paid by Siemens in 1999.

14.  PRODUCT DEVELOPMENT AND RESEARCH

Synergetics - Prior to March 1997, the Company's scientific research and development activities were conducted solely by a third party, Synergetics, Inc., pursuant to product development and assignment contracts (collectively, the "Synergetics Agreement"). Under that arrangement, Synergetics provided personnel and facilities, and the Company financed the Synergetics research and development activities on an as-required basis and the Company was obligated to pay to Synergetics a royalty of 10 percent (the "Royalty") of net revenues from sales of products

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


incorporating Synergetics' "VoiceBox" technology as well as technology derivatives thereof. Synergetics compensated its developers and others contributing to the development effort, in part, by granting "Project Shares" to share in a portion of the Royalty received by Synergetics. On April 6, 1998, the Company and Synergetics entered into a Royalty Modification Agreement whereby the Company agreed to offer an aggregate of 4,800,000 non-transferable common stock purchase warrants to the holders of the Project Shares in consideration for which Synergetics agreed to cancel any further obligation on the part of the Company to pay the Royalty. The exercise price of the warrants was to be $10 per share and the warrants would not be exercisable until the first to occur of (1) the date that the per share closing bid price of the Class A common stock was equal to or greater than $37.50 per share for a period of 15 consecutive trading days, or (2) September 30, 2000. Effective March 31, 2000, the Company and Synergetics entered into a Restated Royalty Modification Agreement whereby the Company agreed to pay Synergetics $28,000 (the "Cancellation Amount") to cancel the obligation of the Company to pay the Royalty. The Company has paid the Cancellation Amount to Synergetics and the Royalty has been canceled. The Company has no further obligations to Synergetics, including prior obligations to issue 4,800,000 warrants.

Under the terms of the Synergetics Agreement, as modified, the Company incurred expenses totaling $50,455 in 1999, $1,128,433 in 1998 and $2,819,427, in 1997,
for research and development efforts.

Adiva- During 1998, the Company utilized the research and development services of Adiva. The president of Adiva is also the president of Synergetics and IMC-2. The Company incurred expenses of $63,395 in 1999 and $600,174 in 1998 for services provided by Adiva.

IMC-2 - In March 1998, the Company entered into a professional services agreement with IMC-2, a research and development entity, to provide assistance to the Company in the continuing development of specific ASR technologies. The president of IMC-2 is also the president of Synergetics and Adiva. The agreement is for a term of 36 months and requires the Company to make monthly payments of $22,000. Future noncancellable payments under this agreement are $264,000 and $44,000 for the years ended December 31, 2000 and 2001. Under the terms of the agreement, the Company expended $264,000 in 1999 and $220,000 in 1998, for research and development efforts.

Advocast - In July 1997, the Company entered into an arrangement with Advocast, Inc. ("Advocast"), an Internet research and development entity, whereby Advocast assisted the Company in development of technologies to create and locate searchable data bases on the Internet through the use of interactive video and voice technologies. Under the terms of the arrangement the Company paid $0 in 1999, $816,750 in 1998 and $705,005 in 1997, for Advocast research and development efforts.

On November 25, 1998, in consideration for the research and development payments received from Fonix through that date, Advocast issued 60,200 shares of Advocast Series A 6% convertible preferred stock to the Company. The Advocast shares, if converted to Advocast common stock, represent less than 20 percent of the total outstanding shares of Advocast voting common stock. Advocast is a development stage company with minimal operations and there is substantial uncertainty as to the value of the Advocast shares. The Company has therefore determined that there is not sufficient marketability in Advocast shares to determine their value. As a result, the Company has not recorded a value for the Advocast shares in the accompanying consolidated financial statements.

15.  INCOME TAXES

At December 31, 1999 and 1998, net deferred income tax assets, before considering the valuation allowance, totaled $25,104,947 and $21,031,633, respectively. The amount of and ultimate realization of the benefits from the deferred income tax assets is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. The benefit for income taxes in the accompanying consolidated statement of operations for 1999 represents net operating loss carryforwards utilized to offset income tax liabilities associated with the sale of the HSG and the gain on forgiveness of debt. The net change in the valuation allowance was an increase of $4,202,930 for 1999.

At December 31, 1999, the Company has unused federal net operating loss carryforwards available of approximately $59,898,000 and unused state net operating loss carryforwards of approximately $62,581,000 which may be applied against future taxable income, if any, and which expire in various years from 2008 through 2019. The Internal Revenue Code contains provisions which likely could reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. The Company has not performed an analysis to determine whether any such limitations have occurred.

The temporary differences and carryforwards which give rise to the deferred income tax assets (liabilities) as of December 31, 1999 and 1998 are as follows:



Deferred income tax assets:                                                  1999                     1998
                                                                      -------------------      -----------------
      Net operating loss carryforwards:
                  Federal                                             $        20,365,190      $    18,526,707
                  State                                                         2,065,175            1,810,687
      Research and development credits                                          1,818,176              694,239
      Accrued liabilities                                                         811,892                   -
      Other                                                                        44,514                   -
                                                                      -------------------      -----------------
      Total deferred income tax assets before valuation allowance              25,104,947           21,031,633
      Valuation allowance                                                     (25,085,947)         (20,883,017)
                                                                      -------------------      -----------------
      Net deferred income tax assets                                               19,000              148,616
                                                                      -------------------      -----------------

Deferred income tax liabilities:
       Depreciation                                                               (19,000)            (148,316)
       Intangibles                                                                     -                  (300)
                                                                      -------------------      -----------------
    Total deferred income tax liabilities                                         (19,000)            (148,616)
                                                                      -------------------      -----------------
                                                                      $                -        $           -
                                                                      ===================      =================

A reconciliation of income taxes at the federal statutory rate to the Company's effective rate is as follows:



                                                   1999       1998      1997
                                                   ----       ----      ----
         Federal statutory income tax rate         34.0%      34.0%     34.0%
         State and local income tax rate,
            net of federal benefit                  3.3        3.3       3.3
         Permanent differences                     (9.0)     (11.2)        -
         Valuation allowance                      (14.0)     (26.1)    (37.3)
                                                  ------     ------    ------
         Effective income tax rate                 14.3%         -%        -%
                                                  ======     ======    ======

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16.  COMMITMENTS AND CONTINGENCIES

Employment Agreements - In January 1998, the Company entered into employment contracts with two employees which expire in January 2001. The aggregate minimum annual salary payments required by these contracts total $405,000. In connection with these agreements, these individuals were granted options to purchase 360,000 shares of the Company's Class A common stock at $3.34 per share. These options have a 10-year life and are subject to a three-year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised each year. One-third of the options are vested on the date of grant. In the event that, during the contract term, both a change of control occurs, and within six months after such change in control occurs, the employee's employment is terminated by the Company for any reason other than cause, death or retirement, the employee shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within 30 days of termination. In January 1999, the Company announced a major cost reduction program for the Company's 1999 operating year wherein the compensation of two employees referred to above was reduced 30 percent effective February 1999.

Executive Employment Agreements - On November 1, 1996, the Company entered into employment contracts with three executive officers (one of whom is no longer an executive officer) which expire on December 31, 2001. In January 1999, the contracts were modified as a part of a major cost reduction program announced for the Company. At the same time, one of the execitive officers resigned as the Company's chief executive officer, his employment agreement was canceled, and he entered into a separation agreement pursuant to which he will be paid $250,000 per year for the years ending January 31, 2000 and 2001, and $100,000 for the year ending January 31, 2002. Under the January 1999 modifications, the two remaining officers' salaries were reduced to $297,500 commencing February 1999. In January 2000, the board of directors extended the two remaining contracts at the reduced base compensation until December 31, 2005. Subsequent adjustments in base compensation, if any, will be approved by the board of directors.

In the event that, during the contract term, both a change of control occurs, and within six months after such change in control occurs, the executive's employment is terminated by the Company for any reason other than cause, death, or retirement, the executive shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within 30 days of termination.

Professional Services Agreements - Effective May 7, 1998, the Company entered into a one-year professional services agreement with a public relations firm. The minimum monthly retainer was $15,000 per month. In connection with this agreement, the firm was granted options to purchase 100,000 shares of Class A common stock at $3.75 per share. The options have a 10-year term and are fully vested. In connection with this transaction, the options were valued at $320,100 using the Black-Scholes pricing model and the resulting charge recorded as consulting expense, of which $106,700 is deferred as of December 31, 1998, and was subsequently recognized over the life of the agreement in 1999.

In December 1999, the Company entered into a professional services agreement with two consulting firms. In connection with these agreements, the Company issued 1,000,000 shares of Class A common stock. The stock was valued at $375,000 using the fair value of the Class A common stock on the date each contract commenced. The resulting charge was recorded as deferred consulting expense which is a reduction in stockholders' equity and will be amortized into general and administrative expense over the subsequent period of service in 2000.

On December 23, 1999, the Company issued warrants to purchase 1,000,000 shares of Class A common stock to professional advisors and consultants. The warrants were valued at $0.26 per share using the Black-Scholes pricing model assuming a risk-free interest rate of 6.33 percent, expected dividend yield of 0 percent; expected exercise life

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of five years, and expected volatility of 130 percent. The resulting charge was recorded as deferred consulting expense which is a reduction in stockholders' equity and will be amortized into general and administrative expense over the subsequent period of service in 2000.

Operating Lease Agreements - The Company leases certain facilities and equipment used in its operations. The amount of commitments for noncancelable operating leases in effect at December 31, 1999, were as follows:


Years ending December 31,

          2000                $   847,272
          2001                    857,532
          2002                    851,697
          2003                    512,700
          2004                    293,664
               Total          $ 3,362,865

The Company incurred rental expense of $764,930, $829,523 and $416,798 during 1999, 1998 and 1997, respectively, related to these leases.

Effective May 14, 1999, the Company entered into an agreement to sublease 10,224 square feet of its Draper, Utah facility to an unrelated third party. The agreement requires the sublessee to pay $13,961 per month, or approximately 40 percent of the Company's monthly obligation under the primary lease agreement, through December 31, 2000. The sublessee has the option to extend the term by two additional three-month periods.

Effective May 25, 1999, the Company entered into an agreement to sublease 8,048 square feet of a total 10,048 square feet of its Cupertino, California facility to an unrelated third party. The remaining 2,000 square feet occupied by the Company may be turned over to the sublessee no sooner than six months nor later than nine months from the commencement of the sublease. The agreement requires the sublessee to pay $28,346 per month, or approximately 80 percent of the Company's obligation under the primary lease agreement through, the six to nine month period of reduced occupancy by the Company and 100 percent thereafter through May 31, 2003.

AcuVoice - In connection with the AcuVoice acquisition, AcuVoice and its founder made certain representations and warranties to the Company. One of those representations focused on the scope of a license agreement previously entered into by AcuVoice and General Magic for use by General Magic of AcuVoice's text-to-speech software in General Magic's Serengeti product. After the AcuVoice acquisition closed, the Company determined that AcuVoice and its founder had breached the representation concerning the General Magic license agreement. Under the terms of the AcuVoice acquisition agreement, on March 12, 1999, the Company submitted a claim for the 80,000 shares deposited into the escrow account by the former stockholders of AcuVoice. The founder, as agent for the former stockholders of AcuVoice, denied the claim. The Company is presently preparing a response to the founder's denial of the claim. If the founder continues to deny the claim after review of the Company's response, the Company will seek to arbitrate its claim pursuant to the terms of the AcuVoice acquisition agreement. The Company is presently considering other possible remedies against the founder and the other former directors of AcuVoice.

Forgiveness of Trade Payables and Accrued Interest - During 1999, the Company negotiated reductions of $526,697 in amounts due various trade vendors. Additionally, the Company negotiated reductions of $229,055 in accrued interest owed to certain note holders. These amounts have been accounted for as extraordinary items in the

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


accompanying consolidated statements of operations.

 17. LITIGATION

Oregon Graduate Institute - On July 28, 1999, Oregon Graduate Institute ("OGI") filed a notice of default, demand for mediation and demand for arbitration with the American Arbitration Association. In its demand, OGI asserted that the Company was in default under three separate agreements between the Company and OGI in the total amount of $175,000. On September 23, 1999, the Company responded to OGI's demand and denied the existence of a default under the three agreements identified by OGI. Moreover, the Company asserted a counterclaim before the American Arbitration Association against OGI in an amount not less than $250,000. Neither OGI nor the Company have undertaken any discovery. However, a hearing date has been set for August 8, 2000. The Company believes the OGI arbitration claim is without merit, and management intends to vigorously press its counterclaim against OGI.

Papyrus - After the Papyrus acquisition closed, the Company investigated some of the representations and warranties made by Papyrus to induce the Company to acquire Papyrus. The Company determined that certain of the representations made by Papyrus and their executive officers were inaccurate. At about the same time, the Company began negotiations with the former executive officers of Papyrus, which negotiations, among other things, included discussions regarding rescission of the Papyrus acquisition. On February 26, 1999, the Company filed an action against Papyrus in the United States District Court for the District of Utah, Central Division (the "Utah Action"). In the Utah Action, the Company alleged claims for misrepresentation, negligent misrepresentation, breach of contract, breach of the implied covenant of good faith and fair dealing and rescission. On March 11, 1999, three of the former shareholders of Papyrus filed an action against the Company in the United States District Court for the District of Massachusetts (the "Massachusetts Action"), alleging a default under the terms of the promissory notes issued to them in connection with the Papyrus Acquisition. On April 2, 1999, the three former Papyrus shareholders filed an amended complaint against the Company seeking additional remedies including violation of Massachusetts unfair and deceptive acts and practices statutes and copyright infringement. On April 8, 1999, a fourth former Papyrus shareholder filed an action against the Company alleging a default under the terms of the promissory notes issued to him in connection with the Papyrus acquisition and seeking additional remedies including violation of Massachusetts unfair and deceptive acts and practices statutes and copyright infringement. Subsequently, the Company has entered into agreements with the four former Papyrus shareholders for dismissal of the actions and cancellation of the promissory notes upon payment to the former shareholders of $1,122,209 (the "Settlement Payment") an amount equal to approximately 73 percent of the balance due them under the notes issued to them in the Papyrus acquisition, and return for cancellation by the Company of 970,586 shares of restricted Class A common stock issued to them in the Papyrus acquisition. Payment was made in September 1999, the shares were returned and canceled and the lawsuits have been dismissed. The cancellation of returned shares is reflected in the accompanying consolidated financial statements as a reduction of goodwill.

Other - In addition to the proceeding commenced by OGI, the Company is involved in various lawsuits, claims and proceedings arising in the ordinary course of business. Management believes the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Company.

18.  EMPLOYEE PROFIT SHARING PLAN

The Company has a 401(k) profit sharing plan covering essentially all of its full-time employees. Under the plan, employees may reduce their salaries, in amounts allowed by law, and contribute the salary reduction amount to the plan on a pretax basis. The plan also allows the Company to make matching and profit sharing contributions as determined by the board of directors. To date, no matching or profit sharing contributions have been made by the

                                Fonix Corporation
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company.

19.  SIGNIFICANT CUSTOMERS

All of the Company's revenues for 1999 and 1998 were sourced from the United States. Of the $439,507 in revenues for 1999, $209,401 was from one customer, General Magic. Of the $2,604,724 in revenues for 1998, $2,368,138 was from one customer, Siemens. The remaining revenues in 1998 were primarily from the sale of TTS and HWR applications and licenses, with no single customer representing more than 10 percent of the Company's total revenues.

20.  SUBSEQUENT EVENTS

Series F Convertible Preferred Stock - Subsequent to December 31, 1999, the Company received an additional $1,750,000 in cash in connection with the sale of 290,000 shares of Series F preferred stock, bringing the total cash received to $2,750,000 (see Note 9).

Series G Convertible Preferred Stock -The Company has recently entered into an agreement with investors whereby it intends to sell to the investors up to 250,000 shares of its Series G convertible preferred stock, in return for payment of up to $5,000,000. It is anticipated that the Series G preferred stock will be convertible into shares of Class A common stock at a price of $1.50 per share during the first 90 days following the closing of the transaction, and thereafter at a price equal to 85% of the average of the three lowest closing bid prices in the 20-day trading period prior to the conversion of the Series G preferred stock. The Company anticipates that the investors will receive registration rights which will require the Company to file a registration statement covering the shares underlying the Series G preferred stock, and that the Company will have the option of redeeming any outstanding Series G preferred stock. Although the Company has received approximately $1,250,000 through April 10, 2000 as advances in connection with this financing, the securities purchase agreement has not been signed. Accordingly, the terms may ultimately differ from those described.

Issuance and Exercise of Stock Options - Subsequent to December 31, 1999, the Company granted a total of 2,529,400 stock options to various employees of the Company. These options have 10-year lives and exercise prices of $0.28 per share, except 1,500 options at $0.88 per share and 250,000 options at $0.55 per share. Of these options, 2,339,000 vest on March 31, 2000 and the balance vest over the three years subsequent to issuance. Subsequent to December 31, 1999 through April 10, 2000, 502,228 shares of Class A common stock have been issued pursuant to the exercise of stock options and stock appreciation rights.

In February 2000, the Company entered into an agreement to purchase froman executive officer and director of the Company all of his rights and interests in certain methods and apparatus for integrated voice and pen input for use in computer systems. In payment for this technology, the Company granted the executive officer 600,000 warrants to purchase the Company's Class A common stock at an exercise price of $1.00 per share. The warrants expire February 10, 2010. Also, the Company granted the executive officer the right to repurchase the technology from the Company at fair market value if the Company subsequently determines not to commercialize the pen/voice technologies or products.

Issuance of Warrants - On January 19, 2000, the Company issued warrants for the purchase of 300,000 shares of Class A common stock for services rendered by a professional services firm. The warrants have a three year life, an exercise prices ranging from $0.28 to $1.50 per share and vest as follows: 100,000 warrants on March 21, 2000, 100,000 warrants on September 30, 2000, and 100,000 warrants on December 31, 2000.