Form 10-Q
period 2000-03-31
FONIX CORP
filed 2000-05-15
CIK 855585

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

[ ]       Transition  Report  pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 for the transition period from        to        .
                                                              -------  --------

                         Commission file number 0-23862

                                Fonix Corporation
             (Exact name of registrant as specified in its charter)

     Delaware                                               22-2994719
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                     60 East South Temple Street, Suite 1225
                            Salt Lake City, UT 84111
          (Address of principal executive offices, including zip code)

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

         As of May 10, 2000, 164,219,614 shares of Class A voting common stock, par value $.0001 per share, were issued and outstanding.

                       Fonix Corporation and Subsidiaries
                          [A Development Stage Company]

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS
                                                                                               March 31,       December 31,
                                                                                                 2000             1999
                                                                                            ---------------- ----------------
Current assets:
      Cash and cash equivalents                                                             $       335,976  $       232,152
      Accounts receivable, net of allowance for doubtful accounts of $20,000
          in 2000 and 1999                                                                           14,234          184,901
      Prepaid expenses                                                                              195,777           51,747
      Interest and other receivables                                                                 16,714           10,539
      Inventory                                                                                       1,037            1,546
                                                                                            ---------------- ----------------

           Total current assets                                                                     563,738          480,885

Funds held in escrow                                                                              2,062,457        2,038,003

Property and equipment, net of accumulated depreciation of $2,117,635
     and $1,938,494, respectively                                                                   980,652        1,148,802

Intangible assets, net of accumulated amortization of $5,007,816 and
     $4,392,457, respectively                                                                    14,784,234       15,399,593

Other assets                                                                                        105,570          105,864
                                                                                            ---------------- ----------------

           Total assets                                                                     $    18,496,651  $    19,173,147
                                                                                            ================ ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Advances                                                                              $     1,250,000  $     1,000,000
      Notes payable - related parties                                                                77,625           77,625
      Accounts payable                                                                            1,017,768        1,359,040
      Accrued liabilities                                                                           486,085          857,033
      Accrued liabilities - related parties                                                       1,751,633        1,814,134
      Income taxes payable                                                                           22,394           50,000
      Deferred revenues                                                                             124,726          127,849
                                                                                            ---------------- ----------------

           Total current liabilities                                                              4,730,231        5,285,681

Series C convertible debentures                                                                       3,000        3,971,107
                                                                                            ---------------- ----------------

           Total liabilities                                                                      4,733,231        9,256,788
                                                                                            ---------------- ----------------

Common stock and related repricing rights subject to redemption; 1,801,802 shares and
      repricing rights outstanding in 1999                                                                -        1,830,000
                                                                                            ---------------- ----------------

Commitments and contingencies (Notes 6, 10 and 11)

Stockholders' equity:
      Preferred stock, $.0001 par value;  50,000,000 shares authorized:
           Series A, convertible; 166,667 shares outstanding
             (aggregate liquidation preference of $6,055,012)                                       500,000          500,000
           Series D, 4% cumulative convertible; 164,500 and 381,723 shares outstanding, respectively
             (aggregate liquidation preference of $3,501,291)                                     3,955,318        9,095,910
      Common stock, $.0001 par value; 300,000,000 shares authorized:
           Class A voting, 163,992,151 and 123,535,325 shares outstanding, respectively              16,399           12,353
           Class B non-voting, no shares outstanding                                                      -                -
      Additional paid-in capital                                                                130,712,014      112,769,420
      Outstanding warrants                                                                        4,139,530        2,850,530
      Deferred consulting expense                                                                  (238,393)        (435,051)
      Deficit accumulated during the development stage                                         (125,321,448)    (116,706,803)
                                                                                            ---------------- ----------------

           Total stockholders' equity                                                            13,763,420        8,086,359
                                                                                            ---------------- ----------------

           Total liabilities and stockholders' equity                                       $    18,496,651  $    19,173,147
                                                                                            ================ ================

     See accompanying notes to condensed consolidated financial statements.

                       Fonix Corporation and Subsidiaries
                          [A Development Stage Company]

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                            October 1,
                                                                                                               1993
                                                                               Three Months Ended         (Inception) to
                                                                                    March 31,                March 31,
                                                                        ----------------------------------
                                                                             2000             1999             2000
                                                                        ---------------   --------------  ----------------

Revenues                                                                $       56,447    $      53,806   $     3,100,678
Cost of revenues                                                                 2,948            5,291            63,320
                                                                        ---------------   --------------  ----------------

     Gross margin                                                               53,499           48,515         3,037,358
                                                                        ---------------   --------------  ----------------

Expenses:
     Selling, general and administrative                                     3,338,606        2,745,066        43,901,672
     Product development and research                                        1,450,758        2,512,826        40,357,883
     Amortization of goodwill and purchased core technology                    607,137          657,609         4,908,300
     Purchased in-process research and development                             474,000                -         9,789,000
                                                                        ---------------   --------------  ----------------

         Total expenses                                                      5,870,501        5,915,501        98,956,855
                                                                        ---------------   --------------  ----------------

Loss from operations                                                        (5,817,002)      (5,866,986)      (95,919,497)
                                                                        ---------------   --------------  ----------------

Other income (expense):
     Interest income                                                            30,319           22,046         3,792,430
     Interest expense                                                          (32,447)      (2,226,394)       (8,992,146)
     Other                                                                           -                -          (157,345)
     Cancellation of common stock reset provision                                    -                -        (6,111,577)
                                                                        ---------------   --------------  ----------------

         Total other income (expense), net                                      (2,128)      (2,204,348)      (11,468,638)
                                                                        ---------------   --------------  ----------------

Loss from continuing operations before income tax benefit                   (5,819,130)      (8,071,334)     (107,388,135)

Income tax benefit                                                                   -                -         3,331,895
                                                                        ---------------   --------------  ----------------

Loss from continuing operations                                             (5,819,130)      (8,071,334)     (104,056,240)

Discontinued operations:
     Operating loss of discontinued operations                                       -       (1,223,527)      (12,229,033)
     Gain on disposal of discontinued operations                                     -                -         3,766,646
                                                                        ---------------   --------------  ----------------

Loss before extraordinary items                                             (5,819,130)      (9,294,861)     (112,518,627)

Extraordinary items:
     Loss on extinguishment of debt                                                  -                -          (881,864)
     Gain on forgiveness of debt                                                31,977                -           536,382
                                                                        ---------------   --------------  ----------------

Net loss                                                                $   (5,787,153)   $  (9,294,861)  $  (112,864,109)
                                                                        ===============   ==============  ================


Basic and diluted net loss per common share                             $        (0.06)   $       (0.16)
                                                                        ===============   ==============

     See accompanying notes to condensed consolidated financial statements.

                       Fonix Corporation and Subsidiaries
                          [A Development Stage Company]

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               October 1,
                                                                                                  1993
                                                                     Three Months Ended       (Inception) to
                                                                          March 31,             March 31,
                                                                ------------------------------
                                                                    2000           1999           2000
                                                                -------------- -------------- --------------
Cash flows from operating activities:
     Net loss                                                   $  (5,787,153) $  (9,294,861) $ (112,864,109)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Issuance of common stock for services and patent                     -              -      5,746,961
       Non-cash expense related to issuance of debentures,
         warrants, preferred and common stock                       1,440,658      1,995,760     13,930,921
       Non-cash compensation expense related to issuance
         of stock options                                             842,856         92,565      3,699,771
       Non-cash expense related to issuance of notes payable
          and accrued expense for services                                  -              -        857,000
       Non-cash exchange of notes receivable for services                   -              -        150,000
       Non-cash portion of purchased in-process research
          and development                                                   -              -     13,136,000
       Loss on disposal of property and equipment                           -              -        156,221
       Gain on sale of discontinued operations                              -              -     (3,766,646)
       Depreciation and amortization                                  794,500      1,579,701      9,826,486
       Income tax benefit                                                   -              -     (3,331,895)
       Extraordinary loss on extinguishment of debt                         -              -        881,864
       Extraordinary gain on forgiveness of debt                      (31,977)             -       (536,382)
       Changes in assets and liabilities, net of effects
               of acquisitions:
         Accounts receivable                                          170,667       (926,819)      (223,263)
         Employee advances                                                  -         (3,864)       (59,986)
         Interest and other receivables                                (6,175)       (16,851)       (13,921)
         Inventory                                                        509        (10,684)       (26,873)
         Prepaid expenses                                            (144,030)       (94,058)      (194,877)
         Cash held in escrow                                          (24,454)             -        (62,457)
         Other assets                                                     294            469       (118,607)
         Accounts payable                                            (309,295)       417,024      3,054,104
         Accrued liabilities                                          (35,069)       709,284      1,121,032
         Accrued liabilities - related party                          (62,501)       259,135      1,228,443
         Income taxes payable                                         (27,606)             -        (27,606)
         Deferred revenues                                             (3,123)       150,432        710,385
                                                                -------------- -------------- --------------

       Net cash used in operating activities                       (3,181,899)    (5,142,767)   (66,727,434)
                                                                -------------- -------------- --------------

Cash flows from investing activities, net of effects
          of acquisitions:
     Proceeds from sale of discontinued operations                          -              -     21,805,982
     Acquisition of subsidiaries, net of cash acquired                      -              -    (15,323,173)
     Proceeds from sale of property and equipment                           -              -         50,000
     Purchase of property and equipment                               (10,991)       (38,025)    (3,446,551)
     Investment in intangible assets                                        -              -       (164,460)
     Issuance of notes receivable                                           -              -     (3,228,600)
     Payments received on notes receivable                                  -        245,000      2,128,600
                                                                -------------- -------------- --------------

       Net cash provided by (used in) investing activities            (10,991)       206,975      1,821,798
                                                                -------------- -------------- --------------

Cash flows from financing activities:
     Bank overdraft                                                         -         29,848              -
     Advances                                                       1,250,000              -      2,250,000
     Payment of revolving note payable                                      -    (19,988,193)       (49,250)
     Payment of revolving note payable - related parties                    -     (1,506,309)    (7,813,537)
     Proceeds from other notes payable                                      -              -      9,865,427
     Payments on other notes payable                                        -              -     (9,567,806)
     Principal payments on capital lease obligation                         -        (14,448)      (153,390)
     Proceeds from issuance of convertible debentures, net                  -      6,446,240      9,439,240
     Proceeds from sale of warrants                                         -              -      1,511,168
     Proceeds from sale of common stock, net                                -              -     38,175,700
     Proceeds from exercise of stock options                          296,714              -        296,714
     Proceeds from sale of preferred stock, net                     1,750,000              -     19,457,346
     Proceeds from sale of common stock and related
          repricing rights subject to redemption, net                       -              -      1,830,000
                                                                -------------- -------------- --------------

       Net cash provided by (used in) financing activities          3,296,714    (15,032,862)    65,241,612
                                                                ----------------------------- --------------

Net (decrease) increase in cash and cash equivalents                  103,824    (19,968,654)       335,976

Cash and cash equivalents at beginning of period                      232,152     20,045,539              -
                                                                -------------- -------------- --------------

Cash and cash equivalents at end of period                      $     335,976  $      76,885  $     335,976
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

                       Fonix Corporation and Subsidiaries
                          [A Development Stage Company]

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)


                                                                                    October 1,
                                                                                       1993
                                                                                   (Inception) to
                                                       Three Months Ended March 31, March 31,
                                                       ----------------------------
Supplemental disclosure of cash flow information:          2000          1999          2000
                                                       -------------- ------------ -------------

       Cash paid during the period for interest        $           -  $   142,701  $  4,616,701
       Cash paid during the period for income taxes    $      27,606  $         -  $     27,606

Supplemental Schedule of Non-cash Investing and Financing Activities:

       For the Three Months Ended March 31, 2000:

     Preferred stock dividends of $77,493 were accrued on Series D and Series F preferred stock.

     A total of 217,223 shares of Series D preferred stock and related dividends of $255,600 were converted into 15,436,378 shares of Class A common stock.

     A total of 290,000 shares of Series F preferred stock and related dividends of $2,773,711, including $2,750,000 related to the beneficial conversion feature recorded upon issuance, were converted into 7,764,948 shares of Class A common stock.

     The Company issued warrants for 600,000 shares of Class A common stock, valued at $474,000, to an executive officer and director of the Company as consideration for the rights to certain pen and voice input technology.

     The Company issued 228,364 shares of Class A common stock to two former directors of the Company upon the exercise of 400,000 options.

     A total of $3,968,107 in principal of Series C convertible debentures and related interest of $290,879 were converted into 10,382,901 shares of Class A common stock.

     The Company issued 4,568,569 shares of Class A common stock upon the exercise of repricing rights associated with the common stock subject to redemption.

     The Company issued warrants to purchase 300,000 shares of Class A common stock in satisfaction of an obligation of $45,000 incurred for consulting services performed in 1999.

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

     A total of 17,500 shares of Series D convertible preferred stock and related dividends of $5,833 were converted into 426,464 shares of Class A common stock.

     A total of 45,072 shares of Series E convertible preferred stock and related dividends of $12,019 were converted into 1,086,531 shares of Class A common stock.


     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Fonix Corporation and subsidiaries (collectively, the "Company" or "Fonix") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. The Company's business strategy is not without risk, and readers of these condensed consolidated financial statements should carefully consider the risks set forth under the heading "Certain Significant Risk Factors" in the Company's 1999 Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Reclassifications - Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform with the current period presentation.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At March 31, 2000 and 1999, there were outstanding common stock equivalents to purchase 22,415,316 and 44,358,188 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months ended March 31, 2000 and 1999:

                                                        2000                          1999
                                             ----------------------------  ----------------------------
                                                               Per Share                     Per Share
                                                                 Amount                       Amount
                                                  Amount                       Amount
Net loss                                     $    (5,819,130)              $   (9,294,861)
Preferred stock dividends                         (2,827,492)                  (1,127,561)
                                             ----------------              ---------------
Net loss from operations attributable
to common stockholders                            (8,646,622)                 (10,422,422)

Extraordinary items                                   31,977          -                 -
                                             ----------------   ---------  ---------------
Net loss attributable to
common shareholders                          $    (8,614,645)   $  (0.06)  $  (10,422,422)    $  (0.16)
                                             ================   =========  ===============    =========
Weighted average common
shares outstanding                               143,972,217                   64,476,886
                                             ================              ===============


2.  DISCONTINUED OPERATIONS

On September 1, 1999, the Company completed the sale of the operations and a significant portion of the assets of its HealthCare Solutions Group ("HSG") to Lernout & Hauspie Speech Products N.V. ("L&H"), an unrelated third party. Upon the closing of the sale, the Company discontinued the operations of HSG. The results of operations of HSG have been reported separately as discontinued operations in the accompanying March 31, 1999 and inception to date condensed consolidated statements of operations.

3.  INTANGIBLE ASSETS

Intangible assets consist of purchased core technology and goodwill in connection with the acquisition of AcuVoice Inc. ("AcuVoice") and the Papyrus companies (collectively "Papyrus") and direct costs incurred by the Company in applying for patents covering its technologies. Amortization is computed on a straight-line basis over the estimated useful lives ranging from five to eight years. Total accumulated amortization was $5,007,816 and $4,392,457 at March 31, 2000 and December 31, 1999, respectively.

The carrying values of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. In that event, the Company would project cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If the projections indicated that the cost in excess of the net asset would not be recoverable, the Company's carrying value of the asset would be reduced by the estimated excess of the value over the projected cash flows. The Company assesses impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets. As of March 31, 2000, the Company does not believe any of its long-lived assets are impaired. However, the amount of goodwill and other long-lived assets considered realizable could be reduced in the near term based on changing conditions and the Company's ability to fund further marketing and development of its products and technologies.

4.  RELATED-PARTY NOTES PAYABLE

The Company had unsecured demand notes payable to former Papyrus stockholders in the aggregate amount of $1,710,000, which notes were issued in connection with the acquisition of Papyrus in 1998. The notes were payable in various installments from February 28, 1999 through September 30, 1999. In April 1999, the Company entered into agreements with five former Papyrus shareholders to reduce the aggregate amounts payable to them under these notes from $1,632,375 to $1,188,909. Of this amount, $1,111,284 was paid in September 1999. A balance of $77,625 remains outstanding as of March 31, 2000. The note holders have made no demand for payment.

5.  SERIES C CONVERTIBLE DEBENTURES

During the three months ended March 31, 2000, holders of the Company's Series C convertible debentures converted $3,968,107 of principal together with interest accrued thereon into 10,382,901 shares of Class A common stock. The remaining $3,000 of principal was converted April 5, 2000 into 2,463 shares of Class A common stock.

6.  PREFERRED STOCK

Series D Preferred Stock - During the three months ended March 31, 2000, 217,223 shares of Series D convertible preferred stock together with related accrued dividends of $255,600 were converted into 15,436,378 shares of Class A common stock. As of March 31, 2000, 164,500 shares of Series D preferred stock remain outstanding.

Series F Convertible Preferred Stock - Effective February 1, 2000, the Company entered into an agreement with five investors whereby it sold a total of 290,000 shares of its Series F convertible preferred stock for $2,750,000 in cash.

Dividends accrued on the stated value ($20 per share) of Series F convertible preferred stock at a rate of six percent per year, were payable annually or upon conversion, in cash or common stock, at the option of the Company, and were convertible into shares of Class A common stock at any time at the holders' option. The Series F convertible preferred stock was convertible into shares of Class A common stock at a price of $0.75 per share during the first 90 days following the close of the transaction, and thereafter at a price equal to 85 percent of the average of the three lowest closing bid prices in the 20-day trading period prior to the conversion of the Series F convertible preferred stock. Using the conversion terms most beneficial to the holders, the Company recorded a preferred stock dividend of $2,750,000 for the beneficial conversion feature related to these shares on the date the Series F convertible preferred stock was issued. Subsequent to February 1, 2000, all shares of Series F convertible preferred stock and related accrued dividends, were converted into 7,764,948 shares of Class A common stock.

Series G Preferred Stock - The Company has entered into an agreement whereby it intends to sell to investors up to 250,000 shares of its Series G convertible preferred stock for payment of up to $5,000,000 in cash. It is anticipated that the Series G convertible preferred stock will be convertible into shares of Class A common stock at a price of $1.25 per share during the first 90 days following the closing of the transaction, and thereafter at a price equal to 85% of the average of the three lowest closing bid prices in the 20-day trading period prior to the conversion of the Series G convertible preferred stock. The Company anticipates that the investors will receive registration rights which will require the Company to file a registration statement covering the shares underlying the Series G convertible preferred stock, and that the Company will have the option of redeeming any outstanding Series G convertible preferred stock. Although the Company has received advances in connection with this financing aggregating approximately $1,250,000 through March 31, 2000, and an additional $750,000 subsequent to that date, the securities purchase agreement has not been executed. Accordingly, the final terms may differ from those described above.

7.  COMMON STOCK AND COMMON STOCK SUBJECT TO REDEMPTION

Class A Common Stock Issued - During the three months ended March 31, 2000, 33,584,227 shares of Class A common stock were issued in connection with conversions of debentures and preferred stock (see Notes 5 and 6). Also during the same period, 502,228 shares of Class A common stock were issued as a result of the exercise of stock options and stock appreciation rights.

Common Stock Subject to Redemption - On February 14, 2000, the holder of the Repricing Rights converted its rights into 4,568,569 shares of Class A common stock and subsequently sold all the shares. Simultaneously, the initial shares of Class A common stock subject to the Repurchase Rights were sold. Because the Company has no further obligation under the Repricing Rights or the Repurchase Rights as a result of these transactions, $1,830,000 reflected as "common stock and related repricing rights subject to redemption" at December 31, 1999 has been reclassified to Stockholders' Equity as an increase to Class A common stock and additional paid-in capital.

Common Stock Options - On January 31, 2000, the board of directors approved an increase of 10,000,000 shares to be available under the Company's 1998 Employee Incentive and Stock Option Plan. A registration statement on Form S-8 covering these additional shares was filed with the Securities and Exchange Commission and declared effective on February 14, 2000. During the three months ended March 31, 2000, the Company granted 2,529,400 options to purchase shares of Class A common stock at exercise prices ranging from $0.28 to $0.88 per share. The term of all options granted during this three-month period is ten years from the date of grant. Of the stock options granted, options to purchase 2,339,000 shares vested March 31, 2000, and the balance vest over the three years following issuance. Of the total granted, 197,000 were issued to consultants for services performed for the Company and were recorded as consulting expense in the amount of $53,190, based upon the fair market value determined using the Black-Scholes pricing model. The remainder of the options were granted to employees and had a weighted average fair market value of $0.30 per share using the Black-Scholes pricing model. Had compensation expense for these options been recorded in accordance with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been $9,183,885 or $0.06 per share for the three months ended March 31, 2000. As of March 31, 2000, the Company had a total of 16,170,334 options to purchase Class A common shares outstanding.

Warrants - On January 19, 2000, the Company issued warrants for the purchase of 300,000 shares of Class A common stock for services rendered by a professional services firm. The warrants have a three year life, exercise prices ranging from $0.28 to $1.25 per share and vest as follows: 100,000 in March 2000 and 200,000 in September 2000. The warrants were valued at $45,000 using the Black-Scholes pricing model and were issued in satisfaction of an obligation that was recorded in December 1999.

In February 2000, the Company entered into an agreement with an executive officer and director of the Company to purchase, all of his rights and interests in certain methods and apparatus for integrated voice and pen input for use in computer systems. In consideration for this technology, the Company granted the executive officer warrants to purchase 600,000 shares of the Company's Class A common stock at an exercise price of $1.00 per share. The warrants are immediately exercisable and expire February 10, 2010. The warrants were valued at $0.79 per share and were recorded as purchased in-process research and development. The Company granted the executive officer the right to repurchase the technology from the Company at fair market value if the Company subsequently determines not to commercialize the pen/voice technologies or products.

8.  RELATED-PARTY  TRANSACTIONS

The Company rents office space from Studdert Companies Corporation ("SCC") under a sublease that is guaranteed by two officers and directors of the Company who are also officers, owners and directors of SCC. The sublease monthly payments are $10,368. The Company believes the terms of the sublease are at least as favorable as the terms that could have been obtained from an unaffiliated third party in a similar transaction.

9.  PRODUCT DEVELOPMENT AND RESEARCH

Synergetics - Prior to March 1997, the Company's scientific research and development activities were conducted solely by a third party, Synergetics, Inc., pursuant to product development and assignment contracts (collectively, the "Synergetics Agreement"). Under that arrangement, Synergetics provided personnel and facilities to conduct research and product development activities. The Company financed the Synergetics research and development activities on an as-required basis and the Company was obligated to pay to Synergetics a royalty of 10 percent (the "Royalty") of net revenues from sales of products incorporating Synergetics' "VoiceBox" technology as well as technology derivative thereof. Synergetics compensated its developers and others contributing to the development effort, in part, by granting "Project Shares" to share in a portion of the Royalty received by Synergetics. On April 6, 1998, the Company and Synergetics entered into a Royalty Modification Agreement whereby the Company agreed to offer an aggregate of 4,800,000 non-transferable Class A common stock purchase warrants to the holders of the Project Shares in consideration for which Synergetics agreed to cancel any further obligation on the part of the Company to pay the Royalty. The exercise price of the warrants was to be $10 per share and the warrants would not be exercisable until the first to occur of (1) the date that the per share closing bid price of the Class A common stock was equal to or greater than $37.50 per share for a period of 15 consecutive trading days, or (2) September 30, 2000. Effective March 31, 2000, the Company and Synergetics entered into a Restated Royalty Modification Agreement whereby the Company agreed to pay Synergetics $28,000 (the "Cancellation Amount") to cancel the obligation of the Company to pay the Royalty or issue the 4,800,000 warrants. The Company has paid the Cancellation Amount to Synergetics and the Royalty and warrant obligations have been canceled. The Company has no further obligations to Synergetics.

IMC2 - In March 1998, the Company entered into a professional services agreement with IMC2 Corporation ("IMC2") a research and development entity, to assist in the continuing development of specific automated speech recognition technologies. The president of IMC2 is also the president of Synergetics. The professional services agreement is for a term of 36 months and requires the Company to make monthly payments of $22,000. Under the terms of the agreement, the Company expended a total of $66,000 in each of the three-month periods ended March 31, 2000 and 1999.

10.  COMMITMENTS AND CONTINGENCIES

Employment Agreements - In January 1998, the Company entered into an employment contract with an employee which expires in January 2001. The minimum annual salary payments required by this contract totaled $180,000. In connection with this agreement, the employee was granted options to purchase 175,000 shares of the Company's Class A common stock at $3.34 per share. These options have a ten-year life and are subject to a two-year vesting schedule, pursuant to which one-third of the total number of options granted vested on the date of grant and one-third vested each year thereafter. In the event that, during the contract term, both a change of control occurs, and within six months after such change in control occurs, the employee's services are terminated by the Company for any reason other than cause, death or retirement, the employee shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within 30 days of termination. In January 1999, the Company announced a cost reduction program for the Company's 1999 operating year wherein the employee agreed that the compensation would be reduced 30 percent effective February 1999. This level of compensation has continued through March 31, 2000.

Executive Employment Agreements - On November 1, 1996, the Company entered into employment contracts with three executive officers (one of whom, Stephen M. Studdert, is no longer an executive officer) which expire on December 31, 2001. The annual base salary pursuant to the contracts with each executive officer for the year ended December 31, 1999 is $425,000. However, in connection with the Company's cost reduction program, the two remaining executive officers agreed that their annual compensation be reduced to $297,500 commencing February 1999. At the same time, Mr. Studdert resigned as the Company's chief executive officer and entered into a separation agreement pursuant to which Mr. Studdert will be paid $250,000 per year through January 31, 2001 and $100,000 for the 12 months ending January 31, 2002. His employment contract was canceled. In January 2000, the board of directors extended the two remaining contracts at the reduced base compensation until December 31, 2005. Subsequent adjustments in base compensation, if any, will be approved by the board of directors.

In January 1998, the Company entered into an employment contract with another executive officer which expires in January 2001. The minimum annual salary payments required by this contracts totaled $225,000. In connection with this agreement, this executive officer was granted options to purchase 180,000 shares of the Company's Class A common stock at $3.34 per share. These options have a ten-year life and are subject to a two-year vesting schedule, pursuant to which one-third of the total number of options granted are vested on the date of grant and one-third vests each year thereafter. In the event that, during the contract term, both a change of control occurs, and within six months after such change in control occurs, the executive officer's services are terminated by the Company for any reason other than cause, death or retirement, the executive officer shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within 30 days of termination. In January 1999, the Company announced a cost reduction program for the Company's 1999 operating year wherein the executive officer agreed that his compensation would be reduced 30 percent effective February 1999. This level of compensation has continued through March 31, 2000.


11. LITIGATION

Oregon Graduate Institute - On July 28, 1999, Oregon Graduate Institute ("OGI") filed a notice of default, demand for mediation and demand for arbitration with the American Arbitration Association. In its demand, OGI asserted that the Company was in default under three separate agreements between the Company and OGI in the total amount of $175,000. On September 23, 1999, the Company responded to OGI's demand and denied the existence of a default under the three agreements identified by OGI. Moreover, the Company asserted a counterclaim before the American Arbitration Association against OGI in an amount not less than $250,000. Neither OGI nor the Company have undertaken any discovery. However, a hearing date has been set for August 8, 2000. The Company believes the OGI arbitration claim is without merit, and management intends to vigorously pursue its counterclaim against OGI.

The Company is involved in other lawsuits, claims and actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. The Company's actual results could differ materially from the results anticipated by the Company and discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Overview

Since inception, Fonix has devoted substantially all of its resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other electronic devices. Through March 31, 2000, the Company has incurred cumulative losses amounting to $104,056,240, excluding cumulative losses from discontinued operations of $8,462,387 and net extraordinary losses of $345,482. Losses are expected to continue until the effects of marketing and sales efforts begin to take effect, if ever.

In 1999, Fonix management began to transition its strategic focus from technology research, development and acquisition into sales and marketing and product delivery. For the three months ended March 31, 2000, the Company expended $468,559 in sales and marketing activities. The Company has made this transition while continuing to achieve technology upgrades in order to maintain distinct competitive technological advantages.

In its current marketing efforts, the Company seeks to form relationships with third parties who can incorporate human/computer interface ("HCI") technologies into new or existing products. Such relationships may be structured in any of a variety of ways including traditional technology licenses, co-development relationships through joint ventures or otherwise, and strategic alliances. The third parties with whom Fonix presently has such relationships and with which it may have similar relationships in the future include developers of application software, operating systems, computers, microprocessor chips, consumer electronics, automobiles, telephony and other technology products.

In February 1999, in connection with this transition in strategic focus, the Company undertook an aggressive program of cost reduction emphasized in four areas of operations:

1. Salaries, wages and related costs - Salaries greater than $50,000 per year were reduced 20 to 30 percent;

2. Third-party consultants - Reliance on third-party consultants was reduced in the areas of research and development, marketing and public relations;

3. Occupancy costs - Office space was reduced to accommodate current operating needs; and

4. Asset acquisition - Acquisition of new operating assets was significantly restricted.

Implementation of these measures has reduced the monthly deficit in cash flows from operating activities from approximately $3 million in early 1999 to less than $1 million in December 1999. For the three months ended March 31, 2000, the average monthly deficit in cash flows from operating activities was $1,060,633 as compared to $1,714,256 for the same period in 1999.

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

Results of Operations

The results of operations discussed below give effect to the sale of the HSG and the classification of its net assets and operating activities as discontinued operations

Three months ended March 31,  2000,  compared  with three months ended March 31,
1999

During the three months ended March 31, 2000, the Company recorded revenues of $56,447, reflecting a modest increase of $2,641 over the same period in the previous year. Revenues in 2000 and 1999 were generated through sales and licensing of the Company's products and technologies.

Selling, general and administrative expenses were $3,338,606 and $2,745,066 for the three months ended March 31, 2000 and 1999, respectively. Included in these expenses for the three months ended March 31, 2000 are compensation-related charges in the amount of $816,667 resulting from the exercise of stock appreciation rights and revaluation of options previously granted for which terms were revised. Absent these charges, selling, general and administrative expenses decreased $223,127. This net decrease is a reflection of ongoing cost reduction efforts that have resulted in decreases in compensation related expenses of $504,285, legal and accounting expenses of $285,242 and consulting expenses of $93,022. Decreases in occupancy, travel and investor relations expenses amounted to $211,715. These reductions are offset by non-cash charges in the amount of $966,658 resulting from the issuance of warrants to consultants and advisors assisting in the planning and development of the Company's strategic focus.

The Company incurred product development and research expenses of $1,450,758 during the three months ended March 31, 2000, a decrease of $1,062,068 from the same period in the previous year. This decrease was due primarily to the transition in strategic focus and the resulting cost reduction program initiated in February 1999. Decreases of $747,357 in compensation related expenses and $223,728 in consulting expenses are reflections of successful efforts in these cost reduction measures.

The Company incurred an expense of $474,000 resulting from the purchase of the rights to certain technology from an executive officer and director of the Company. The executive officer received warrants to purchase 600,000 shares of Class A common stock at an exercise price of $1.00 per share. The warrants were valued at $0.79 per share using the Black-Scholes pricing method.

The Company incurred losses from operations of $5,817,002 and $5,866,986 during the three months ended March 31, 2000 and 1999, respectively. While operating losses for the three months ended March 31, 2000 did not decrease substantially from those incurred in the three months ended March 31, 1999, over $1.7 million of the expenses incurred in the three months ended March 31, 2000 related to non-cash charges, resulting in a significant reduction in the negative cash flows from operations.

Net other expense was $2,128 for the three months ended March 31, 2000, a decrease of $2,202,220 from the three months ended March 31, 1999. This decrease was due primarily to $1,942,000 in interest and finance charges incurred in the three months ended March 31, 1999, relative to the issuance of Series C convertible debentures in January and March, 1999. No such charges were incurred in 2000.

Liquidity and Capital Resources

From its inception, the Company's principal source of capital has been private and other exempt sales of its debt and equity securities. The Company continues to raise additional funds in like manner to satisfy its cash operating requirements for the foreseeable future. Because the Company presently has limited revenue from operations, it will rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements until such time as sufficient revenue is generated through third-party licensing or co-development arrangements to satisfy its ongoing operating requirements. There can be no assurance that the Company will be able to secure this funding or that the terms of such financing will be favorable to the Company. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of the Company may result in substantial dilution to the stockholders of the Company.

The Company had negative working capital of $4,166,493 as of March 31, 2000 compared to negative working capital of $4,804,796 at December 31, 1999. Current assets increased by $82,853 to $563,738 from December 31, 1999, to March 31, 2000. Current liabilities decreased by $555,450 to $4,730,231 during the same period. The improvement in working capital from December 31, 1999, to March 31, 2000, was primarily attributable to reductions in operating costs and success in raising additional operating capital through the sale of Series F convertible preferred stock and cash advances on the anticipated sale of Series G convertible preferred stock. Total assets were $18,496,651 at March 31, 2000 compared to $19,173,147 at December 31, 1999.

Preferred Stock

During the three months ended March 31, 2000, 217,223 shares of Series D convertible preferred stock together with related accrued dividends of $255,600 were converted into 15,436,378 shares of Class A common stock. As of March 31, 2000, 164,500 shares of Series D preferred stock remain outstanding.

Effective February 1, 2000, the Company entered into an agreement with five investors whereby it sold a total of 290,000 shares of its Series F convertible preferred stock for $2,750,000 in cash. Dividends which accrued on the stated value ($20 per share) of Series F convertible preferred stock at a rate of six percent per year, were payable annually or upon conversion, in cash or common stock, at the option of the Company, and were convertible into shares of Class A common stock at any time at the holders' option. The Series F convertible preferred stock was convertible into shares of Class A common stock at a price of $0.75 per share during the first 90 days following the close of the transaction, and thereafter at a price equal to 85 percent of the average of the three lowest closing bid prices in the 20-day trading period prior to the conversion of the Series F convertible preferred stock. Using the conversion terms most beneficial to the holders, the Company recorded a preferred stock dividend of $2,750,000 for the beneficial conversion feature related to these shares on the date the Series F convertible preferred stock was issued. Subsequent to February 1, 2000, all shares of Series F convertible preferred stock and related accrued dividends, were converted into 7,764,948 shares of Class A common stock.

The Company has entered into an agreement whereby it intends to sell to investors up to 250,000 shares of its Series G convertible preferred stock for payment of up to $5,000,000 in cash. It is anticipated that the Series G convertible preferred stock will be convertible into shares of Class A common stock at a price of $1.25 per share during the first 90 days following the closing of the transaction, and thereafter at a price equal to 85% of the average of the three lowest closing bid prices in the 20-day trading period prior to the conversion of the Series G convertible preferred stock. The Company anticipates that the investors will receive registration rights which will require the Company to file a registration statement covering the shares underlying the Series G convertible preferred stock, and that the Company will have the option of redeeming any outstanding Series G convertible preferred stock. Although the Company has received advances in connection with this financing aggregating approximately $1,250,000 through March 31, 2000, and an additional $750,000 subsequent to that date, the securities purchase agreement has not been executed. Accordingly, the final terms may differ from those described above.

Stock Options

During the three months ended March 31, 2000, the Company granted options to purchase 2,529,400 shares of Class A common stock at exercise prices ranging from $0.28 to $0.88 per share. The term of all options granted during this three month period is ten years from the date of grant. Of the stock options issued, options to purchase 2,339,000 shares vested March 31, 2000, and the balance vest over the three years following issuance. As of March 31, 2000, the Company had a total of 16,170,334 options to purchase Class A common shares outstanding.

Also during the three months ended March 31, 2000, options to purchase 273,864 shares of Class A common stock were exercised resulting in cash proceeds of $296,714. During the same period, 228,364 shares of Class A common stock were issued as a result of the exercise of stock appreciation rights.

Warrants

On January 19, 2000, the Company issued warrants for the purchase of 300,000 shares of Class A common stock for services rendered by a professional services firm. The warrants have a three year life, exercise prices ranging from $0.28 to $1.25 per share and vest as follows: 100,000 in March 2000 and 200,000 in September 2000. The warrants were valued at $45,000 using the Black-Scholes pricing model and were issued in satisfaction of an obligation that was recorded in December 1999.

In February 2000, the Company entered into an agreement to purchase from an executive officer and director of the Company, all of his rights and interests in certain methods and apparatus for integrated voice and pen input for use in computer systems. In consideration for this technology, the Company granted the executive officer warrants to purchase 600,000 shares of the Company's Class A common stock at an exercise price of $1.00 per share. The warrants are immediately exercisable and expire February 10, 2010. The warrants were valued at $0.79 per share and were recorded as purchased in-process research and development. The Company granted the executive officer the right to repurchase the technology from the Company at fair market value if the Company subsequently determines not to commercialize the pen/voice technologies or products.

Other

The Company presently has no plans to purchase new research and development or office facilities.

Outlook

Corporate Objectives and Technology Vision

The Company believes that its core technologies, namely, automated speech recognition, text-to-speech and handwriting recognition, (the "Core Technologies") will be the platform for the next generation of automated speech technologies and products. Most speech recognition products offered by other companies are based on technologies that are largely in the public domain and represent nothing particularly "new" or creative. The Company's Core Technologies are based on proprietary, patented technology. The Company will continue to seek patent protection of the Core Technologies as well as technologies and inventions derived from the know how, assets and rights acquired from past acquisitions. Management believes the Company's HCI technologies provide a competitive advantage vis-a-vis other technologies available in the marketplace.

As the Company proceeds to implement its strategy and to reach its objectives, it anticipates further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments. The strategy described above is not without risk, and shareholders and others interested in the Company and its common stock should carefully consider the risks set forth under the heading "Certain Significant Risk Factors" in the Company's 1999 Annual Report on Form 10-K, Item 1, Part I.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Oregon Graduate Institute - On July 28, 1999, Oregon Graduate Institute ("OGI") filed a notice of default, demand for mediation and demand for arbitration with the American Arbitration Association. In its demand, OGI asserted that the Company was in default under three separate agreements between the Company and OGI in the total amount of $175,000. On September 23, 1999, the Company responded to OGI's demand and denied the existence of a default under the three agreements identified by OGI. Moreover, the Company asserted a counterclaim before the American Arbitration Association against OGI in an amount not less than $250,000. Neither OGI nor the Company have undertaken any discovery. However, a hearing date has been set for August 8, 2000. The Company believes the OGI arbitration claim is without merit, and management intends to vigorously pursue its counterclaim against OGI.

The Company is involved in other lawsuits, claims and actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not materially affect the consolidated financial position or results of operations of the Company.


Item 2.  Changes in Securities

c. Unregistered sales of equity securities during the quarter (other than in reliance on Regulation S).

Recent Sales of Unregistered Securities. During the three months ended March 31, 2000, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "1933 Act"), other than unregistered sales in reliance on Regulation S under the Act, as follows:

On February 1, 2000, the Company issued 290,000 shares of Series F preferred stock, par value $20 per share, to five investors for $2,750,000. The Company issued such shares without registration under the 1933 Act in reliance on section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The shares of Series F preferred stock were issued as restricted securities and the certificates representing the Series F preferred stock were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption. The Class A common shares underlying the Series F preferred stock were subsequently registered on a Form S-2 that was declared effective February 11, 2000.

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

            (10)(xxxii) Series F. Convertible Preferred Stock Purchase Agreement, Among Fonix Corporation, Sovereign Partners, LP, Dominion Capital Fund, LTD., Dominion Investment Fund, LLC, Canadian Advantage, L.P., and Queen LLC, dated as of February 1, 2000, incorporated by reference from the Company's annual report on Form 10-K, filed with the Commission on April 14, 2000

            (27)         Financial Data Schedule


(B) Reports filed on Form 8-K during the three-month period ended March 31, 2000:

On March 30, 2000, the Company filed a Current Report on Form 8-K to announce the appointment of William A. Maasberg, Jr. as chief operating officer and Roger
D. Dudley as chief financial officer, effective March 21, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Fonix Corporation



Date:          May 15, 2000             /s/ Roger D. Dudley
     --------------------------         ----------------------------------------
                                        Roger D. Dudley,
                                        Executive Vice President,
                                        Chief Financial Officer