Form 10-Q
period 2000-06-30
FONIX CORP
filed 2000-08-15
CIK 855585

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[ ]  Transition  Report  pursuant  to Section  13 or 15(d) of the  Securities
     Exchange Act of 1934 for the transition period from            to         .
                                                         ----------   ---------

                         Commission file number 0-23862

                                Fonix Corporation

             (Exact name of registrant as specified in its charter)

                               Delaware 22-2994719

          (State of Incorporation) (I.R.S. Employer Identification No.)

                     60 East South Temple Street, Suite 1225

                            Salt Lake City, UT 84111
                            -------------------------
          (Address of principal executive offices, including zip code)

                                 (801) 328-0161

              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

         As of August 10, 2000, 165,528,685 shares of Class A voting common stock, par value $.0001 per share, were issued and outstanding.

                       Fonix Corporation and Subsidiaries
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS
                                                                                               June 30,       December 31,
                                                                                                2000             1999
                                                                                            --------------   --------------
Current assets:
      Cash and cash equivalents                                                             $     272,129    $     232,152
      Accounts receivable, net of allowance for doubtful accounts of $20,000 for 2000
           and 1999                                                                                 7,649          184,901
      Prepaid expenses                                                                            184,667           51,747
      Interest and other receivables                                                               14,243           10,539
      Inventory                                                                                     2,690            1,546
                                                                                            --------------   --------------

          Total current assets                                                                    481,378          480,885

Cash  held in escrow                                                                            2,090,072        2,038,003

Property and equipment, net of accumulated depreciation of $2,281,454 and
     $1,938,494, respectively                                                                     868,327        1,148,802

Intangible assets, net of accumulated amortization of $5,621,972 and
     $4,392,457, respectively                                                                  14,170,077       15,399,593

Other assets                                                                                      105,276          105,864
                                                                                            --------------   --------------

          Total assets                                                                      $  17,715,130    $  19,173,147
                                                                                            ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Convertible promissory note                                                           $   3,450,000    $           -
      Advances                                                                                          -        1,000,000
      Notes payable - related parties                                                              77,625           77,625
      Accounts payable                                                                            901,150        1,359,040
      Accrued liabilities                                                                         848,722          857,033
      Accrued liabilities - related parties                                                     1,689,133        1,814,134
      Income taxes payable                                                                         22,394           50,000
      Deferred revenues                                                                           672,365          127,849
                                                                                            --------------   --------------

          Total current liabilities                                                             7,661,389        5,285,681

Series C 5% convertible debentures                                                                      -        3,971,107
                                                                                            --------------   --------------

          Total liabilities                                                                     7,661,389        9,256,788
                                                                                            --------------   --------------

Common stock and related repricing rights subject to redemption; 1,801,802 shares and
      repricing rights outstanding in 1999 (aggregate redemption value of $2,500,000)                   -        1,830,000
                                                                                            --------------   --------------

Commitments and contingencies (Note 11)

Stockholders' equity:
      Preferred stock, $.0001 par value; 50,000,000 shares authorized; Series A, convertible; 166,667 shares outstanding
              (aggregate liquidation preference of $6,055,012)                                    500,000          500,000
          Series D, 4% cumulative convertible; 164,500 and 381,723 shares outstanding, respectively
              (aggregate liquidation preference of $3,534,557)                                  3,988,583        9,095,910
          Series F, 6% cumulative convertible; 10,755 shares outstanding
              (aggregate liquidation preference of $220,478)                                      220,478                -
      Common stock, $.0001 par value; 300,000,000 shares authorized;
          Class A voting, 165,506,685 and 123,535,325 shares outstanding, respectively             16,550           12,353
          Class B non-voting, none outstanding                                                          -                -
      Additional paid-in capital                                                              133,979,289      112,769,420
      Outstanding warrants                                                                      3,856,030        2,850,530
      Deferred interest expense                                                                (1,906,305)               -
      Deferred consulting expense                                                                 (27,590)        (435,051)
      Deficit accumulated during the development stage                                       (130,573,294)    (116,706,803)
                                                                                            --------------   --------------

          Total stockholders' equity                                                           10,053,741        8,086,359
                                                                                            --------------   --------------

          Total liabilities and stockholders' equity                                        $  17,715,130    $  19,173,147
                                                                                            ==============   ==============



     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                    October 1,
                                                                                                                       1993
                                                                Three Months Ended          Six Months Ended       (Inception) to
                                                                     June 30,                   June 30,             June 30,
                                                             ------------------------- ----------------------------
                                                                2000         1999          2000           1999          2000
                                                             ------------ ------------ -------------- ------------- --------------

Revenues                                                     $   143,825  $   231,571  $     200,272  $    285,377  $   3,244,503
Cost of revenues                                                   3,651        7,949          6,599        13,240         66,971
                                                             ------------ ------------ -------------- ------------- --------------
     Gross margin                                                140,174      223,622        193,673       272,137      3,177,532
                                                             ------------ ------------ -------------- ------------- --------------
Expenses:
     Selling, general and administrative                       2,455,315    1,944,727      5,793,921     4,689,793     46,356,987
     Product development and research                          1,478,362    1,858,524      2,929,120     4,371,350     41,836,245
     Amortization of goodwill and purchased core technology      607,136      657,609      1,214,273     1,315,218      5,515,436
     Purchased in-process research and development                     -            -        474,000             -      9,789,000
                                                             ------------ ------------ -------------- ------------- --------------
        Total expenses                                         4,540,813    4,460,860     10,411,314    10,376,361    103,497,668
                                                             ------------ ------------ -------------- ------------- --------------
Loss from operations                                          (4,400,639)  (4,237,238)   (10,217,641)  (10,104,224)  (100,320,136)
                                                             ------------ ------------ -------------- ------------- --------------
Other income (expense):
     Interest income                                             70,773          911        101,092        22,957      3,863,203
     Interest expense                                          (448,293)    (511,002)      (480,740)   (2,737,396)    (9,440,439)
     Other expense                                                    -       (2,404)             -        (2,404)      (157,345)
     Cancellation of common stock reset provision                     -            -              -             -     (6,111,577)
                                                             ----------- ------------- -------------- ------------- -------------
        Total other income (expense), net                      (377,520)    (512,495)      (379,648)   (2,716,843)   (11,846,158)
                                                             ----------- ------------- -------------- ------------- -------------
Loss from continuing operations before income tax benefit     (4,778,159)  (4,749,733)   (10,597,289)  (12,821,067)  (112,166,294)

Income tax benefit                                                     -            -              -             -      3,331,895
                                                             ------------ ------------ -------------- ------------- --------------
Loss from continuing operations                               (4,778,159)  (4,749,733)   (10,597,289)  (12,821,067)  (108,834,399)

Discontinued operations:
     Operating loss of HealthCare Solutions Group                      -   (1,768,052)             -    (2,991,579)   (12,229,033)
     Gain on disposal of HealthCare Solutions Group, net of
          income taxes of $3,100,000                                   -            -              -             -      3,766,646
                                                             ------------ ------------ -------------- ------------- --------------
Loss before extraordinary items                               (4,778,159)  (6,517,785)   (10,597,289)  (15,812,646)  (117,296,786)

Extraordinary items:
     Loss on extinguishment of debt                                    -            -              -             -       (881,864)
     Gain on forgiveness of debt                                  46,887            -         78,864             -        583,269
                                                             ------------ ------------ -------------- ------------- --------------
Net loss                                                     $(4,731,272) $(6,517,785) $ (10,518,425) $(15,812,646) $(117,595,381)
                                                             ============ ============ ============== ============= ==============

Basic and diluted net loss per common share                  $    (0.03)     $ (0.10)       $ (0.09)      $ (0.26)
                                                             ============ ============ ============== =============

     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    October 1,
                                                                                                       1993
                                                                        Six Months Ended          (Inception) to
                                                                            June 30,                 June 30,
                                                                ------------------------------
                                                                     2000           1999               2000
                                                                --------------- --------------    ---------------
Cash flows from operating activities:
     Net loss                                                   $  (10,518,425) $ (15,812,649)    $ (117,595,381)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Issuance of common stock for services                           312,500        100,000          5,958,654
       Issuance of common stock for patent                                   -              -            100,807
       Non-cash expense related to issuance of debentures,
         warrants, preferred and common stock                        1,967,433      2,169,556         14,457,696
       Non-cash compensation expense related to issuance
         of stock options                                              842,856        119,240          3,699,771
       Non-cash expense related to issuance of notes payable
          and accrued expense for services                                   -              -            857,000
       Non-cash exchange of notes receivable for services                    -              -            150,000
       Non-cash portion of purchased in-process research
          and development                                                    -              -         13,136,000
       Loss on disposal of property and equipment                            -              -            154,940
       Gain on sale of HealthCare Solutions Group                            -              -         (3,766,646)
       Write-off of assets received in acquisition                           -              -              1,281
       Depreciation and amortization                                 1,572,476      3,113,226         10,604,462
       Income tax provision                                                  -              -         (3,331,895)
       Extraordinary loss on extinguishment of debt                          -              -            881,864
       Extraordinary gain on forgiveness of debt                       (78,864)             -           (583,269)
       Changes in assets and liabilities, net of effects
               of acquisitions:
         Accounts receivable, net                                      177,252       (804,690)          (216,678)
         Employee advances                                                   -          7,245            (59,986)
         Interest and other receivables                                 (3,704)       (15,868)           (11,450)
         Inventory                                                      (1,144)       (44,582)           (28,526)
         Prepaid assets                                               (132,920)       (24,161)          (183,767)
         Cash held in escrow                                           (52,069)             -            (90,072)
         Other assets                                                      588         (4,460)          (118,313)
         Accounts payable                                             (379,026)       103,136          2,984,373
         Accrued liabilities                                           247,648        583,542          1,403,749
         Accrued liabilities - related party                          (125,001)        22,403          1,165,943
         Income taxes payable                                          (27,606)             -            (27,606)
         Deferred revenues                                             544,516        529,596          1,258,024
                                                                --------------- --------------    ---------------

       Net cash used in operating activities                        (5,653,490)    (9,958,466)       (69,199,025)
                                                                --------------- --------------    ---------------

Cash flows from investing activities, net of effects
          of acquisitions:
     Proceeds from sale of HealthCare Solutions Group                        -              -         21,805,982
     Acquisition of subsidiaries, net of cash acquired                       -              -        (15,323,173)
     Proceeds from sale of property and equipment                            -              -             50,000
     Purchase of property and equipment                                (62,485)       (67,677)        (3,498,045)
     Investment in intangible assets                                         -              -           (164,460)
     Issuance of notes receivable                                            -              -         (3,228,600)
     Payments received on notes receivable                                   -        245,000          2,128,600
                                                                --------------- --------------    ---------------

       Net cash provided by (used in) investing activities             (62,485)       177,323          1,770,304
                                                                --------------- --------------    ---------------

Cash flows from financing activities:
     Bank overdraft                                                          -       (138,034)                 -
     Convertible promissory note and advances                        3,450,000              -          4,450,000
     Net proceeds (payment) from revolving note payable                      -    (19,988,193)           (49,250)
     Net proceeds (payments) from revolving note payable -
          related parties                                                    -     (1,758,741)        (7,813,537)
     Proceeds from other notes payable                                       -      5,453,760          9,865,427
     Payments on other notes payable                                         -              -         (9,567,806)
     Principal payments on capital lease obligation                          -        (35,054)          (153,390)
     Proceeds from issuance of convertible debentures, net                   -      6,254,240          9,439,240
     Proceeds from sale of warrants                                          -        438,240          1,511,168
     Proceeds from sale of common stock, net                                 -              -         38,175,700
     Proceeds from exercise of warrants                                250,000              -            250,000
     Proceeds from exercise of stock options                           305,952              -            305,952
     Proceeds from sale of preferred stock, net                      1,750,000              -         19,457,346
     Proceeds from sale of common stock and related
          repricing rights subject to redemption, net                        -              -          1,830,000
                                                                --------------- --------------    ---------------

       Net cash provided by (used in) financing activities           5,755,952     (9,773,782)        67,700,850
                                                                --------------- --------------    ---------------

Net (decrease) increase in cash and cash equivalents                    39,977    (19,554,925)           272,129

Cash and cash equivalents at beginning of period                       232,152     20,045,539                  -
                                                                --------------- --------------    ---------------

Cash and cash equivalents at end of period                      $      272,129  $     490,614     $      272,129
                                                                =============== ==============    ===============

     See accompanying notes to condensed consolidated financial statements.

                       Fonix Corporation and Subsidiaries
                          (A Development Stage Company)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                                                October 1,
                                                                                   1993
                                                         Six Months Ended      (Inception) to
                                                             June 30,            June 30,
                                                     --------------------------
Supplemental disclosure of cash flow information:        2000         1999         2000
                                                     ------------- ----------- -------------

      Cash paid during the period for interest       $          -  $  381,118  $  4,616,701
      Cash paid during the period for income taxes   $     27,606  $        -  $     27,606

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the Six Months Ended June 30, 2000:

     Preferred stock dividends of $598,066 were accrued on Series D and Series F preferred stock.

     217,223 shares of Series D preferred stock and related dividends of $255,600 were converted into 15,436,378 shares of Class A common stock.

     305,281 shares of Series F preferred stock and related dividends of $2,780,842, including $2,750,000 related to the beneficial conversion feature recorded upon issuance, were converted into 8,181,950 shares of Class A common stock.

     The Company issued 600,000 warrants valued at $474,000 to an executive officer and director of the Company as consideration for the rights to certain pen and voice input technology.

     The Company issued 228,364 shares of Class A common stock to two former directors of the Company upon the exercise of 400,000 options as stock appreciation rights.

     A total of $3,971,107 in principal of Series C convertible debentures and related interest of $290,957 were converted into 10,385,364 shares of Class A common stock.

     The Company issued 4,568,569 shares of Class A common stock upon the exercise of repricing rights associated with the common stock subject to redemption.

     The Company issued 250,000 shares of Class A common stock to an unrelated party for consulting fees valued at $312,500.

     The  Company  accrued  preferred  stock  dividends   amounting  to  $80,000
     resulting from liquidated damages on Series D preferred stock.

     The Company issued 612,069 shares of Class A common stock valued at $688,578 as payment for liquidated damages amounting to $394,800 and a fee for the revision of certain terms of the preferred stock agreement amounting to $213,778.

     The Company recorded   deferred  interest expense of $2,116,000  related to
     the beneficial conversion feature on the equity line of credit. A total of $209,695 was recorded as interest expense.

     The Company converted $1,000,000 in advances into 50,000 shares of Series F preferred stock.

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

     Preferred stock dividends of $997,146 were recorded related to the beneficial conversion features of Series D and E convertible preferred stock.

     Preferred stock dividends of $432,084 were accrued on Series D and Series E convertible preferred stock.

     The Company issued 200,000 shares of Class A common stock to an unrelated party for consulting fees valued at $100,000.

     36,000 shares of Series D convertible preferred stock and related dividends of $15,741 were converted into 1,288,479 shares of Class A common stock.

     91,572 shares of Series E convertible preferred stock and related dividends of $33,616 were converted into 3,246,183 shares of Class A common stock.

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

Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At June 30, 2000 and 1999, there were outstanding common stock equivalents to purchase 23,893,822 and 108,565,042 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months and six months ended June 30, 2000 and 1999:

                                                              Three Months Ended June 30,

                                                          2000                            1999
                                                ------------------------------    --------------------------
                                                                    Per                             Per
                                                                   Share                           Share
                                                  Amount           Amount          Amount          Amount
                                                --------------   -------------    -------------   ----------
Net loss from continuing operations             $  (4,778,159)                    $ (4,749,733)
Preferred stock dividends                            (520,574)                        (301,669)
                                                --------------                    -------------
Net loss from continuing operations
    attributable to common stockholders            (5,298,733)       $(0.03)        (5,051,402)   $   (0.08)
Discontinued operations, net of taxes                       --            --        (1,768,052)       (0.02)
Extraordinary items, net of taxes                       46,887            --                --           --
                                                --------------   -------------    -------------   ----------
Net loss attributable to common
    shareholders                                $  (5,251,846)   $    (0.03)      $ (6,819,454)   $   (0.10)
                                                ==============   =============    =============   ==========
Weighted average common shares
    outstanding                                   162,274,479                       67,067,853
                                                ==============                    =============


                                                              Six Months Ended June 30,

                                                          2000                            1999
                                                ------------------------------    --------------------------
                                                                    Per                             Per
                                                                   Share                           Share
                                                  Amount           Amount          Amount          Amount
                                                --------------   -------------    -------------   ----------
Net loss from continuing operations             $ (10,597,289)                    $(12,821,067)
Preferred stock dividends                          (3,348,066)                      (1,429,230)
                                                --------------                    -------------
Net loss from continuing operations
    attributable to common stockholders           (13,945,355)       $(0.09)       (14,250,297)   $   (0.22)
Discontinued operations, net of taxes                      --            --         (2,991,579)       (0.04)
Extraordinary items, net of taxes                      78,864            --                 --           --
                                                --------------   -------------    -------------   ----------
Net loss attributable to common
     shareholders                               $ (13,866,491)   $    (0.09)      $(17,241,876)   $   (0.26)
                                                ==============   =============    =============   ==========
Weighted average common shares
     outstanding                                  153,123,348                       65,779,527
                                                ==============                    =============



Reclassifications - Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform with the current period presentation.

2.  DISCONTINUED OPERATIONS

On September 1, 1999, the Company completed the sale of the operations and a significant portion of the assets of its HealthCare Solutions Group ("HSG") to Lernout & Hauspie Speech Products N.V. ("L&H"), an unrelated third party. Upon the closing of the sale, the Company discontinued the operations of HSG. The results of operations of HSG have been reported separately as discontinued operations in the accompanying 1999 and inception to date condensed consolidated statements of operations.

3.  INTANGIBLE ASSETS

Intangible assets consist of purchased core technology and goodwill in connection with the acquisitions of AcuVoice, Inc. ("AcuVoice") and the Papyrus companies (collectively "Papyrus"), and direct costs incurred by the Company in applying for patents covering its technologies. Amortization is computed on a straight-line basis over the estimated useful lives ranging from five to eight years. Total accumulated amortization was $5,621,972 and $4,392,457 at June 30, 2000, and December 31, 1999, respectively.

The carrying values of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. In that event, the Company would project cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If the projections indicated that the cost in excess of the net asset would not be recoverable, the Company's carrying value of the asset would be reduced by the estimated excess of the value over the projected cash flows. The Company assesses impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets. As of June 30, 2000, the Company does not believe any of its long-lived assets are impaired. However, the amount of goodwill and other long-lived assets considered realizable could be reduced in the near term based on changing conditions and the Company's ability to fund further marketing and development of its products and technologies.

4.  RELATED-PARTY NOTES PAYABLE

In connection with the acquisition of Papyrus in 1998, the Company issued demand notes payable to former Papyrus stockholders in the aggregate amount of $1,710,000. In April 1999, the Company entered into agreements with five former Papyrus shareholders to reduce the aggregate amounts payable to them under these notes from $1,632,375 to $1,111,284, which amount was paid in September 1999. A balance of $77,625 remains outstanding as of June 30, 2000. The note holders have made no demand for payment of such notes.

5.  EQUITY LINE OF CREDIT AND CONVERTIBLE PROMISSORY NOTE

On August 8, 2000, the Company entered into a Private Equity Line Agreement (the "Equity Line Agreement") with a private investor (the "Equity Line Investor") that gives the Company the right to draw up to $20 million for operations and other purposes. In connection with the Equity Line Agreement, up to $7.5 million may be drawn by the Company under the terms of a convertible promissory note dated June 20, 2000. The note bears interest at six percent (6%) annually, compounded monthly, and is due June 30, 2001. Under the terms of the promissory note, the Equity Line Investor has the right to convert, at its option, all or any portion of the outstanding principal and interest into shares of Class A common stock at the lesser of (a) $0.75 or (b) 85 percent of the average of the three lowest closing bid prices of Class A common stock in the twenty-day trading period prior to the date of the conversion.

The balance available under the Equity Line Agreement after offsetting draws under the promissory note described above is available to the Company through a mechanism of drawdowns and puts of stock. The Company is entitled to drawdown funds and to put to the Equity Line Investor shares of Class A common stock in lieu of repayment of the drawdown. The number of shares issued is determined by dividing the dollar amount of the drawdown by 90 percent of the average of the two lowest closing bid prices of Class A common stock over the seven trading-day period following the date the Company tenders the put notice. The Equity Line Investor is required to fund the amounts requested by the Company within two trading days after the seven trading-day period.

As of June 30, 2000, the Company had drawn $3,450,000 on the convertible promissory note and recorded $207,000 as interest expense for the three months and six months ended June 30, 2000. Subsequent to June 30,

2000, an additional  $1,014,516 has been drawn on the note. As of June 30, 2000,
the  Company  recorded  a  beneficial   conversion  feature  in  the  amount  of
$2,116,000, of which $209,695 was amortized into interest expense.

In connection with the Equity Line Agreement, the Company granted registration rights to the Equity Line Investor. Accordingly, the Company has filed a registration statement describing the Class A common stock issuable in connection with draws on the Equity Line Agreement and is required to use its best efforts to cause the registration statement to be declared effective by October 15, 2000. In the event that the registration statement has not been declared effective by the Securities and Exchange Commission by October 15, 2000, the Company is obligated to pay liquidated damages to the Equity Line Investor at the rate of two percent (2%) of the outstanding balance of the amounts drawn on the promissory note, beginning on the first day of the 30-day period following that date and the first day of each 30-day period thereafter until the registration statement is declared effective. Upon effectiveness of the registration statement, the Equity Line Investor shall have the right to convert the dollar amount accrued as liquidated damages into shares of Class A common stock at the same conversion terms as the convertible promissory note.

6.  SERIES C CONVERTIBLE DEBENTURES

During the six months ended June 30, 2000, holders of the Company's Series C convertible debentures converted $3,971,107 of principal together with interest accrued thereon into 10,385,364 shares of Class A common stock.

7.  PREFERRED STOCK

Series D Preferred Stock - During the six months ended June 30, 2000, 217,223 shares of Series D convertible preferred stock together with related accrued dividends of $255,600 were converted into 15,436,378 shares of Class A common stock. As of June 30, 2000, 164,500 shares of Series D preferred stock remained outstanding.

The Class A common shares underlying the original issue of the Series D preferred stock were covered in a registration statement which was declared effective on August 11, 1999. However, in the ensuing months, due to the accrual of dividends and the decline in the price of the Company's Class A common stock, the Class A common shares converted and convertible from the Series D preferred stock exceed the number of shares available under the registration statement. Under the terms of the Series D preferred stock agreement, the holders of approximately 2,700,000 unregistered shares are entitled to liquidated damages in the amount of 2% of the original value of the Series D shares every thirty days while such shares are not registered for resale. During the six months ended June 30, 2000, the Company recorded a preferred stock dividend in the amount of $80,000 related to such liquidated damages. On August 10, 2000, the Company filed a registration statement covering these shares. The Company will continue to accrue a preferred stock dividend of $25,000 per month until the registration statement is declared effective.

Similarly, the holder of the remaining 164,500 shares of Series D preferred stock is entitled to liquidated damages based upon the same calculation until the underlying Class A common shares are registered for resale. However, under the terms of a letter agreement dated June 30, 2000, the holder of the Series D shares waived the liquidated damages and revised certain terms of conversion of the Series D shares to provide a minimum conversion rate of $0.75 until December 31, 2000. The Company issued 612,069 shares of Class A common stock valued at $688,578 on June 30, 2000, in consideration for the waiver and revision in terms. Of that amount, $394,800 was recorded as a preferred dividend and the balance of $293,778 was recorded in other operating expense. The Class A common shares issued to the holder of the Series D preferred shares and the Class A common shares underlying the outstanding Series D shares were also included in the registration statement filed on August 8, 2000.

Series F Preferred Stock - Effective February 1, 2000, the Company entered into an agreement with five investors whereby it sold a total of 290,000 shares of its Series F convertible preferred stock for $2,750,000 in cash. Dividends accrued on the stated value ($20 per share) of Series F convertible preferred stock at a rate of six percent (6%) per year, were payable annually or upon conversion in cash or common stock at the option of the Company, and were convertible into shares of Class A common stock at any time at the holders' option. The Series F preferred stock was convertible into shares of Class A common stock at a price of $0.75 per share during the first 90 days following the close of the transaction, and thereafter at a price equal to 85 percent of the average of the three lowest closing bid prices in the 20-day trading period prior to the conversion of the Series F preferred stock. Using the conversion terms most beneficial to the holders, the Company recorded a preferred stock dividend of $2,750,000 for the beneficial conversion feature related to these shares on the date the Series F preferred stock was issued.

On May 22, 2000, the Series F investors and the Company agreed to amend the Series F Stock Purchase Agreement adding a sixth investor and increasing the number of Series F preferred shares issued by 26,036 shares. Other terms and provisions of the Series F preferred stock remained the same.

During the six months ended June 30, 2000, 305,281 shares of Series F preferred stock together with dividends accrued thereon were converted into 8,181,950 shares of Class A common stock. As of June 30, 2000, 10,755 shares of Series F preferred stock remained outstanding.

8.  COMMON STOCK AND COMMON STOCK SUBJECT TO REDEMPTION

Class A Common Stock - During the six months ended June 30, 2000, 34,003,692 shares of Class A common stock were issued in connection with conversions of debentures and preferred stock (see Notes 6 and 7). Also during the same period, 735,228 shares of Class A common stock were issued as a result of the exercise of stock options, stock appreciation rights and warrants.

On May 8, 2000, the Company issued 250,000 shares of Class A common stock (having a market value of $312,500 at that date) to an unrelated third party in consideration for services rendered.

On June 30, 2000, the Company issued 612,069 shares of Class A common stock (having a market value of $688,578 on that date) to the holder of the shares of Series D preferred stock in consideration for the waiver of certain rights and amendment of certain terms relating to conversion of such Series D preferred stock (see Note 7).

Common Stock Subject to Redemption - In connection with a private offering of Class A common stock completed in December 1998, the purchaser of 1,801,802 shares of Class A common stock received an equal number of repricing rights (the "Repricing Rights"), which provided for the issuance of shares of Class A common stock based upon fluctuations of the market price of the stock. Also included in the private offering were certain repurchase rights (the "Repurchase Rights") which could, upon the occurrence of certain events, have required the Company to repurchase all or a portion of the holder's Class A common shares or Repricing Rights received in the private offering.

On February 14, 2000, the holder of the Repricing Rights converted its rights into 4,568,569 shares of Class A common stock and subsequently sold all the shares. Simultaneously, the initial shares of Class A common stock subject to the Repurchase Rights were sold. Because the Company has no further obligation under the Repricing Rights or the Repurchase Rights as a result of these transactions, $1,830,000 recorded as "common stock and related repricing rights subject to redemption" in the Company's December 31, 1999 balance has been reclassified to Stockholders' Equity as an increase to Class A common stock and additional paid-in capital.

Common Stock Options - On January 31, 2000, the board of directors approved an increase of 10,000,000 shares to be available under the Company's 1998 Employee Incentive and Stock Option Plan. A registration statement on Form S-8 covering these additional shares was filed with the Securities and Exchange Commission and declared effective on February 14, 2000. During the six months ended June 30, 2000, the Company granted 2,562,400 options to purchase shares of Class A common stock at exercise prices ranging from $0.28 to $1.50 per share. The term of all options granted during this period is ten years from the date of grant. Of the stock options granted, options to purchase 2,339,000 shares vested March 31, 2000, and the balance vest over the three years following issuance. Of the total granted, 197,000 were issued to consultants for services performed for the Company and were recorded as consulting expense in the amount of $53,190, based upon the fair market value determined using the Black-Scholes option pricing model. The remainder of the options were granted to employees and had a weighted average fair market value of $0.30 per share using the Black-Scholes option pricing model. Had compensation expense for these options been recorded in accordance with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been $14,559,508 or $0.10 per share for the six months ended June 30, 2000. As of June 30, 2000, the Company had options to purchase a total of 16,309,834 Class A common shares outstanding.

Warrants - On January 19, 2000, the Company issued warrants for the purchase of 300,000 shares of Class A common stock for services previously rendered by a professional services firm. The warrants have a three year life, exercise prices ranging from $0.28 to $1.25 per share and vest as follows: 100,000 in March 2000 and 200,000 in September 2000. The warrants were valued at $45,000 using the Black-Scholes option pricing model and were issued in satisfaction of an obligation that was recorded in December 1999.

In February 2000, the Company entered into an agreement with an executive officer and director of the Company to purchase, all of his rights and interests in certain methods and apparatus for integrated voice and pen input for use in computer systems. In consideration for this technology, the Company granted the executive officer warrants to purchase 600,000 shares of the Company's Class A common stock at an exercise price of $1.00 per share. The warrants were immediately exercisable and expire February 10, 2010. The warrants were valued at $0.79 per share and were recorded as purchased in-process research and development. The Company granted the executive officer the right to repurchase the technology from the Company at fair market value if the Company subsequently determines not to commercialize the related technologies or products.

On May 3, 2000, warrants for the purchase of 200,000 shares of Class A common stock were exercised at a price of $1.25 per share, resulting in cash proceeds of $250,000.

9.  RELATED-PARTY  TRANSACTIONS

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

10.  PRODUCT DEVELOPMENT AND RESEARCH AGREEMENTS

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

IMC2 - In March 1998, the Company entered into a professional services agreement with IMC2 Corporation ("IMC2") a research and development entity, to assist in the continuing development of specific automated speech recognition technologies. The president of IMC2 is also the president of Synergetics. The professional services agreement is for a term of 36 months and requires the Company to make monthly payments of $22,000. Under the terms of the agreement, the Company expended a total of $66,000 in each of the three-month periods ended June 30, 2000 and 1999, and $132,000 in each of the six-month periods ended June 30, 2000 and 1999.

11.  COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements - On November 1, 1996, the Company entered into employment contracts with three executive officers (one of whom, Stephen M. Studdert, is no longer an executive officer) which originally expired on December 31, 2001, but were amended effective January 31, 2000, to expire December 31, 2005. As amended, the annual base salary for each executive officer is $309,400 and may be adjusted upward in future years as deemed appropriate by the board of directors. As bonus compensation for extending the term of each agreement at a compensation level less than provided in the original agreement, each executive was granted 1,400,000 options, effective July 19, 2000, at an exercise price of $1.05. In January 1999, Mr. Studdert resigned as the Company's chief executive officer and entered into a separation agreement pursuant to which Mr. Studdert will be paid $250,000 per year through January 31, 2001 and $100,000 for the 12 months ending January 31, 2002. His employment contract was canceled.

In January 1998, the Company entered into an employment contract with another executive officer which expires in January 2001. The minimum annual salary required by this agreement was $225,000, but was reduced 30% by mutual agreement effective February 1999, in connection with cost reductions initiated by the Company. In the event that, during the contract term, both a change of control occurs and, within six months after such change in control occurs, the executive officer's services are terminated by the Company for any reason other than cause, death or retirement, the executive officer shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within 30 days of termination.

Employment Agreement - In January 1998, the Company entered into an employment contract with an employee which expires in January 2001. The annual salary under this agreement was $180,000, but was reduced 30% by mutual agreement effective February 1999, in connection with cost reductions initiated by the Company. This level of compensation continued through June 30, 2000. By mutual agreement, the employee's contract was terminated effective June 30, 2000, in return for which the employee received options to purchase 50,000 shares of the Company's Class A common stock at a price of $1.125 per share, the market price on that date.

12. LITIGATION

Oregon Graduate Institute - On July 28, 1999, Oregon Graduate Institute ("OGI") filed a notice of default, demand for mediation and demand for arbitration with the American Arbitration Association. In its demand, OGI asserted that the Company was in default under three separate agreements between the Company and OGI in the total amount of $175,000. On September 23, 1999, the Company responded to OGI's demand and denied the existence of a default under the three agreements identified by OGI. Moreover, the Company asserted a counterclaim before the American Arbitration Association against OGI in an amount not less than $250,000. Neither OGI nor the Company have undertaken any discovery. However, a hearing has been set for September 19-21, 2000. The Company believes the OGI arbitration claim is without merit, and management intends to vigorously pursue its counterclaim against OGI.

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

Overview

Since inception, Fonix has devoted substantially all of its resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other electronic devices. Through June 30, 2000, the Company has incurred cumulative losses amounting to $108,834,399, excluding cumulative losses from discontinued operations of $8,462,387 and net extraordinary losses of $298,595. Losses are expected to continue until the effects of marketing and sales efforts begin to take effect, if ever.

Beginning in 1999 and continuing through 2000, Fonix management is transforming its strategic focus from technology research, development and acquisition into sales and marketing and product delivery. For the six months ended June 30, 2000, the Company expended $1,019,947 in sales and marketing activities. The Company is making this transition while continuing to achieve technology upgrades in order to maintain distinct competitive technological advantages.

In its current marketing efforts, the Company seeks to form relationships with third parties who can incorporate human user interface ("HUI") technologies into new or existing products. Such relationships may be structured in any of a variety of ways including traditional technology licenses, co-development relationships through joint ventures or otherwise, and strategic alliances. The third parties with whom Fonix presently has such relationships and with which it may have similar relationships in the future include developers of application software, operating systems, computers, microprocessor chips, consumer electronics, automobiles, telephony and other technology products.

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

Implementation of these measures reduced the monthly deficit in cash flows from operating activities from approximately $3 million in early 1999 to less than $1 million in December 1999. For the six months ended June 30, 2000, the average monthly deficit in cash flows from operating activities was $942,000 as compared to $1,660,000 for the same period in 1999.

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

Results of Operations

The results of operations discussed below give effect to the sale of the HSG and the classification of its net assets and operating activities as discontinued operations

Three months ended June 30, 2000, compared with three months ended June 30, 1999

During the three months ended June 30, 2000, the Company recorded revenues of $143,825, reflecting a decrease of $87,746 from the same period in the previous year. Revenues in 1999 included a payment of $200,000 from one customer for license fees. There were no large, single payments in 2000, but revenues from ongoing sales and licensing activities have increased in 2000 from 1999. Revenues in 2000 and 1999 were generated through sales and licensing of the Company's products and technologies.

Selling, general and administrative expenses were $2,455,315 and $1,944,726 for the three months ended June 30, 2000 and 1999, respectively. The net increase of $510,589 is a primarily a result of non-cash consulting and other expenses related to financing arrangements amounting to $606,278. Excluding these costs, selling, general and administrative expenses actually decreased by approximately $96,000 for the three months ended June 30, 2000, as compared to the same period for 1999. This net decrease includes reductions in legal and accounting fees of $202,000, occupancy costs of $95,000, other consulting fees of $139,000 and other operating expenses of $246,000, all resulting from the cost-reduction measures initiated in 1999. However, offsetting these reductions were increases in compensation-related expenses of $518,000 and travel-related expenses of $84,000, reflecting increased emphasis and activity in marketing, sales and business development efforts.

The Company incurred product development and research expenses of $1,478,362 during the three months ended June 30, 2000, a decrease of $380,163 from the same period in the previous year. This decrease is due primarily to the transition in strategic focus and the resulting cost reduction program initiated in February 1999. Decreases of $207,000 in compensation related expenses and $180,000 in consulting, occupancy and travel-related expenses are reflections of successful efforts in these cost reduction measures.

The Company incurred losses from operations of $4,400,639 and $4,237,238 during the three months ended June 30, 2000 and 1999, respectively. While operating losses for the three months ended June 30, 2000 actually increased from those incurred in the three months ended June 30, 1999, a reduction in the negative cash flows of the Company resulted from the disposal of the HealthCare Solutions Group, as well as decreases in cash outlays for operating expenses described above.

Six months ended June 30, 2000, compared with six months ended June 30, 1999

During the six months ended June 30, 2000, the Company recorded revenues of $200,272, reflecting a decrease of $85,105 from the same period in the previous year. Revenues in 1999 included a payment of $200,000 from one customer for license fees. There were no large, single payments in 2000, but revenues from ongoing sales and licensing activities has increased in 2000 from 1999. Revenues in 2000 and 1999 were generated through sales and licensing of the Company's products and technologies.

Selling, general and administrative expenses were $5,793,921 and $4,689,793 for the six months ended June 30, 2000 and 1999, respectively. Included in these expenses for the six months ended June 30, 2000, are compensation- related charges in the amount of $816,667 resulting from the exercise of stock appreciation rights and revaluation of options previously granted for which terms were revised. Also included are charges related to warrants and shares issued to consultants and advisors assisting in the planning and development of the Company's strategic focus and other finance-related matters totaling $1,572,934. Excluding these charges, selling, general and administrative expenses incurred in ongoing operations actually decreased by $1,285,473. This net decrease is a reflection of ongoing cost reduction efforts that have resulted in decreases in legal and accounting expenses of $487,000, occupancy expenses of $213,000, consulting expenses of $232,000, and other operating expenses of $377,000.

The Company incurred product development and research expenses of $2,929,120 during the six months ended June 30, 2000, a decrease of $1,442,230 from the same period in the previous year. This decrease was due primarily to the transition in strategic focus and the resulting cost reduction program initiated in February 1999. Decreases of

$980,000 in compensation-related expenses, $158,000 in occupancy costs, and $285,000 in consulting expenses are reflections of successful efforts in these cost reduction measures.

The Company incurred purchased in-process research and development expense of $474,000 resulting from the purchase of the rights to certain technology from an executive officer and director of the Company. The executive officer received warrants to purchase 600,000 shares of Class A common stock at an exercise price of $1.00 per share.

The Company incurred losses from operations of $10,217,641 and $10,104,224 during the six months ended June 30, 2000 and 1999, respectively. While operating losses for the six months ended June 30, 2000, actually increased from those incurred in the six months ended June 30, 1999, a reduction in the negative cash flows of the Company resulted from the disposal of the HealthCare Solutions Group, as well as decreases in cash outlays for operating expenses described above.

Net other expense was $379,648 for the six months ended June 30, 2000, a decrease of $2,337,195 from the six months ended June 30, 1999. This decrease was due primarily to $1,942,000 in interest and finance charges incurred in the six months ended June 30, 1999, relative to the issuance of Series C convertible debentures in January and March, 1999, and interest accrued on the outstanding balance thereafter. Charges incurred in 2000 include fees paid on the convertible promissory note and equity line and the amortization of deferred interest expense resulting from the related beneficial conversion feature.

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

Total assets were $17,715,130 at June 30, 2000 compared to $19,173,147 at December 31, 1999. Current assets increased by less than $500 to $481,378 at June 30, 2000 from $480,885 at December 31, 1999. Current liabilities increased by $2,374,708 to $7,661,389 during the same period. The Company had negative working capital of $7,180,011 as of June 30, 2000, compared to negative working capital of $4,804,796 at December 31, 1999. The change in working capital from December 31, 1999, to June 30, 2000, reflects $3,450,000 received under the terms of the convertible promissory note.

Equity Line of Credit

On August 8, 2000, the Company entered into a Private Equity Line Agreement (the "Equity Line Agreement") with a private investor (the "Equity Line Investor") that gives the Company the right to draw up to $20 million for operations and other purposes. In connection with the Equity Line Agreement, up to $7.5 million may be drawn by the Company under the terms of a convertible promissory note dated June 20, 2000. The note bears interest at six percent (6%) annually, compounded monthly, and is due June 30, 2001. Under the terms of the promissory note, the Equity Line Investor has the right to convert, at its option, all or any portion of the outstanding principal and interest into shares of Class A common stock at the lesser of (a) $0.75 or (b) 85 percent of the average of the three lowest closing bid prices of Class A common stock in the twenty-day trading period prior to the date of the conversion.

The balance available under the Equity Line Agreement after offsetting draws under the promissory note described above is available to the Company through a mechanism of drawdowns and puts of stock. The Company is entitled to drawdown funds and to put to the Equity Line Investor shares of Class A common stock in lieu of repayment of the drawdown. The number of shares issued is determined by dividing the dollar amount of the drawdown by 90 percent of the average of the two lowest closing bid prices of Class A common stock over the seven trading-day period following the date the Company tenders the put notice. The Equity Line Investor is required to fund the amounts requested by the Company within two trading days after the seven trading-day period.

As of June 30, 2000, the Company had drawn $3,450,000 on the convertible promissory note and recorded $207,000 as interest expense for the three months and six months ended June 30, 2000. Subsequent to June 30, 2000, an additional $1,014,516 has been drawn on the note. As of June 30, 2000, the Company recorded a beneficial conversion feature in the amount of $2,116,000, of which $209,695 was amortized into interest expense.

In connection with the Equity Line Agreement, the Company granted registration rights to the Equity Line Investor. Accordingly, the Company has filed a registration statement describing the Class A common stock issuable in connection with draws under the Equity Line Agreement and is required to use its best efforts to cause the registration statement to be declared effective by October 15, 2000. In the event that the registration statement has not been declared effective by the Securities and Exchange Commission by October 15, 2000, the Company is obligated to pay liquidated damages to the Equity Line Investor at the rate of two percent (2%) of the outstanding balance of the amounts drawn on the promissory note, beginning on the first day of the 30-day period following that date and the first day of each 30-day period thereafter until the registration statement is declared effective. Upon effectiveness of the registration statement, the Equity Line Investor shall have the right to convert the dollar amount accrued as liquidated damages into shares of Class A common stock at the same conversion terms as the convertible promissory note.

Preferred Stock

During the six months ended June 30, 2000, 217,223 shares of Series D convertible preferred stock together with related accrued dividends of $255,600 were converted into 15,436,378 shares of Class A common stock. As of June 30, 2000, 164,500 shares of Series D preferred stock remained outstanding.

The Class A common shares underlying the original issue of the Series D preferred stock were covered in a registration statement which was declared effective on August 11, 1999. However, in the ensuing months, due to the accrual of dividends and the decline in the price of the Company's Class A common stock, the Class A common shares converted and convertible from the Series D preferred stock exceed the number of shares available under the registration statement. Under the terms of the Series D preferred stock agreement, the holders of approximately 2,700,000 unregistered shares are entitled to liquidated damages in the amount of 2% of the original value of the Series D shares every thirty days while such shares are not registered for resale. During the six months ended June 30, 2000, the Company recorded a preferred stock dividend in the amount of $80,000 related to such liquidated damages. On August 10, 2000, the Company filed a registration statement covering these shares. The Company will continue to accrue a preferred stock dividend of $25,000 per month until the registration statement is declared effective.

Similarly, the remaining holder of the remaining 164,500 shares of Series D preferred stock is entitled to liquidated damages based upon the same calculation until the underlying Class A common shares are registered for resale. However, under the terms of a letter agreement dated June 30, 2000, the holder of the Series D shares waived the liquidated damages and revised certain terms of conversion of the Series D shares to provide a minimum conversion rate of $0.75 until December 31, 2000. The Company issued 612,069 shares of Class A common stock valued at $688,578 on June 30, 2000, in consideration for the waiver and revision in terms. Of that amount, $394,800 was recorded as a preferred dividend and the balance of $293,778 was recorded in other operating expense. The Class A common shares issued to the holder of the Series D preferred shares and the Class A common shares underlying the outstanding Series D shares were also included in the registration statement filed on August 8, 2000.

Effective February 1, 2000, the Company entered into an agreement with five investors whereby it sold a total of 290,000 shares of its Series F preferred stock for $2,750,000 in cash. Dividends which accrued on the stated value ($20 per share) of Series F preferred stock at a rate of six percent (6%) per year, were payable annually or upon conversion in cash or common stock at the option of the Company, and were convertible into shares of Class A common stock at any time at the holders' option. The Series F preferred stock was convertible into shares of Class A common stock at a price of $0.75 per share during the first 90 days following the close of the transaction, and thereafter at a price equal to 85 percent of the average of the three lowest closing bid prices in the 20-day trading period prior to the conversion of the Series F convertible preferred stock. Using the conversion terms most beneficial to the holders, the Company recorded a preferred stock dividend of $2,750,000 for the beneficial conversion feature related to these shares on the date the Series F preferred stock was issued.

On May 22, 2000, the Series F investors and the Company agreed to amend the Series F Stock Purchase Agreement adding a sixth investor and increasing the number of Series F preferred shares issued by 26,036 shares. Other terms and provisions of the Series F preferred stock remained the same.

During the six months ended June 30, 2000, 305,281 shares of Series F preferred stock along with dividends accrued thereon were converted into 8,181,950 shares of Class A common stock. As of June 30, 2000, 10,755 shares of Series F preferred stock remained outstanding.

Stock Options

During the six months ended June 30, 2000, the Company granted options to purchase 2,562,400 shares of Class A common stock at exercise prices ranging from $0.28 to $1.50 per share. The term of all options granted during this six month period is ten years from the date of grant. Of the stock options issued, options to purchase 2,339,000 shares vested March 31, 2000, and the balance vest over the three years following issuance. As of June 30, 2000, the Company had a total of 16,549,834 options to purchase Class A common shares outstanding.

Also during the six months ended June 30, 2000, options to purchase 306,864 shares of Class A common stock were exercised resulting in cash proceeds of $305,952. During the same period, 228,364 shares of Class A common stock were issued as a result of the exercise of stock appreciation rights.

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

During the six months ended June 30, 2000, warrants for the purchase of 200,000 shares of Class A common stock were exercised resulting in cash proceeds of $250,000. As of June 30, 2000, warrants for the purchase of 3,725,000 share of Class A common stock remain outstanding.

Other

The Company presently has no plans to purchase new research and development or office facilities.

Outlook

The  Company  believes  that its core  technologies,  namely,  automated  speech recognition, text-to-speech and handwriting recognition (the "Core Technologies"), will be the platform for the next generation of automated speech technologies and products. Most speech recognition products offered by other companies are based on technologies that are largely in the public domain and represent nothing particularly "new" or creative. The Company's Core Technologies are based on proprietary, patented technology. The Company will continue to seek patent protection of the Core Technologies as well as technologies and inventions derived from the know how, assets and rights acquired from past acquisitions. Management believes the Company's HUI technologies provide a competitive advantage compared to other technologies available in the marketplace.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Oregon Graduate Institute - On July 28, 1999, Oregon Graduate Institute ("OGI") filed a notice of default, demand for mediation and demand for arbitration with the American Arbitration Association. In its demand, OGI asserted that the Company was in default under three separate agreements between the Company and OGI in the total amount of $175,000. On September 23, 1999, the Company responded to OGI's demand and denied the existence of a default under the three agreements identified by OGI. Moreover, the Company asserted a counterclaim before the American Arbitration Association against OGI in an amount not less than $250,000. Neither OGI nor the Company have undertaken any discovery. However, a hearing has been set for September 19-21, 2000. The Company believes the OGI arbitration claim is without merit, and management intends to vigorously pursue its counterclaim against OGI.

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

Recent Sales of Unregistered Securities. During the three months ended June 30, 2000, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "1933 Act"), other than unregistered sales in reliance on Regulation S under the Act, as follows:

         On May 8, 2000, the Company issued 250,000 shares of its Class A common stock to consultants for services rendered. The Company issued such shares without registration under the 1933 Act in reliance on section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The shares of Class A common stock were issued as restricted securities and the certificates representing the shares were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

         On June 30,  2000,  the Company  issued  612,069  shares of its Class A common stock to holders of its Series D preferred stock in consideration for the waiver of liquidated damages and revision of certain terms of the Series D preferred stock agreement. The Company issued such shares without registration under the 1933 Act in reliance on section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The shares of Class A common stock were issued as restricted securities and the certificates representing the shares were stamped with a restrictive legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

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

         (10)(xiv) Employment Agreement by and between the Company and John A. Oberteuffer, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

         (10)(xv)   First  Amendment  to  Master  Agreement  for
                    Joint Collaboration between the Company and Siemens, dated February 13, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

         (10)(xvi)  Second   Amendment  to  Master  Agreement  for  Joint
                    Collaboration between the Company and Siemens, dated March 13, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

         (10)(vii)  Series D Convertible Preferred Stock Purchase
                    Agreement Among Fonix corporation, JNC Opportunity Fund, Ltd., Diversified Strategies Fund, L.P., Dominion Capital Fund, Ltd., Sovereign Partners, LP, Canadian Advantage Limited Partnership and Thomson Kernaghan & Co. (as agent) dated as of August 31, 1998, incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998

         (10)(xviii)Series E  Convertible  Preferred  Stock  Exchange and
                    Purchase Agreement among Fonix corporation, Sovereign Partners, LP and Dominion Capital Fund, Ltd., dated as of September 30, 1998, incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998

         (10)(xix)  Securities Purchase Agreement among Fonix Corporation and JNC Strategic Fund, dated December 21, 1998 for 1,801,802 shares of common stock and Repricing Rights, incorporated by reference from Amendment No. 1 to Registration Statement on Form S-3 (File No. 333-67573)

         (10)(xx) Securities Purchase Agreement among Fonix Corporation and the investors identified therein dated January 29, 1999, as supplemented on March 3, 1999, concerning sales of $6,500,000 principal amount of Series C 5% Convertible Debentures, incorporated by reference from Amendment No. 1 to Registration Statement on Form S-3 (File No. 333- 67573)

         (10)(xxi)  Asset  Purchase  Agreement -  Acquisition  of Certain
                    Assets of Fonix Corporation and Fonix/ASI Corporation by Lernout & Hauspie Speech Products N.V., dated as of May 19, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(a))

         (10)(xxii) Escrow  Agreement,  dated as of  September  1,  1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(b))

         (10)(xxiii)Technology  Option  Agreement,  dated  as of May  19,
                    1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(c))

         (10)(xxiv) Assignment  and  Assumption  Agreement,  dated  as of
                    September 1, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as
                    Exhibit 10(d))

         (10)(xxv)  License    Agreement   by   and   between   Fonix/ASI
                    Corporation and Lernout & Hauspie Speech Products N.V., dated as of May 19, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as
                    Exhibit 10(e))

         (10)(xxvi) Loan Agreement,  dated as of April 22, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(f))

         (10)(xxvii)Amendment  to  Loan  Agreement,  dated  as of May 12,
                    1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(g))

         (10)(xxviii)Second  Amendment to Loan Agreement,  dated as of May
                     19, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as
                     Exhibit 10(h))

         (10)(xxix) Loan  Agreement,  dated as of May 19, 1999,  which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(i))

         (10)(xxx) First Amendment to Loan Agreement, dated as of August 12, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(j))

         (10)(xxxi) Agreement,  dated  as of  July  31,  1999,  which  is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(k))

         (10)(xxxii)Series  F  Convertible   Preferred   Stock   Purchase
                    Agreement, Among Fonix Corporation, Sovereign Partners, LP, Dominion Capital Fund, LTD., Dominion Investment Fund, LLC, Canadian Advantage, L.P., and Queen LLC, dated as of February 1, 2000, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         (27)              Financial Data Schedule

(B) Reports filed on Form 8-K during the three-month period ended June 30, 2000: NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Fonix Corporation

Date:          August 14, 2000       /s/ Roger D. Dudley
     ------------------------------  -----------------------------
                                     Roger D. Dudley, Executive Vice President,
                                     Chief Financial Officer