Form 10-Q
period 2000-09-30
FONIX CORP
filed 2000-11-14
CIK 855585

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

[ ]       Transition  Report  pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 for the transition period from         to       .
                                                              --------  -------

                         Commission file number 0-23862

                                Fonix Corporation
             (Exact name of registrant as specified in its charter)

                               Delaware 22-2994719

          (State of Incorporation) (I.R.S. Employer Identification No.)

                     60 East South Temple Street, Suite 1225
                            Salt Lake City, UT 84111
                           --------------------------
          (Address of principal executive offices, including zip code)

                                 (801) 328-0161
                                 --------------
              (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   or No
    ------     -------

           As of November 8, 2000, 180,270,639 shares of Class A voting common stock, par value $.0001 per share, were issued and outstanding.

                                FONIX CORPORATION
                                    FORM 10-Q

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Page

Item 1.   Financial Statements


Condensed Consolidated Balance Sheets (Unaudited) - As of September 30, 2000
     and December 31, 1999.....................................................3

Condensed Consolidated  Statements of Operations  (Unaudited) for the
     Three and Nine Months Ended  September 30, 2000 and 1999 and for
     the CumulativePeriod from October 1, 1993 (Date of Inception)
     through September 30, 2000................................................4


Condensed Consolidated Statements of Cash Flows (Unaudited) for the
     Nine Months Ended September 30, 2000 and 1999 and for the
     Cumulative Period from October 1, 1993 (Date of Inception)
     through September 30, 2000................................................5


Notes to Condensed Consolidated Financial Statements (Unaudited)...............7

Item 2.  Management's Discussion and Analysis or Plan of Operation............14


                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................19


Item 2.   Changes in Securities...............................................19


Item 4.   Submission of Matters to Vote of Security Holders...................19


Item 6.   Exhibits and Reports on Form 8-K....................................20

                       Fonix Corporation and Subsidiaries
                          [A Development Stage Company]

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS                                                                                   September 30,       December 31,
                                                                                             2000                1999
                                                                                        ---------------     ---------------
Current assets:
      Cash and cash equivalents                                                         $      637,736      $      232,152
      Accounts receivable, net of allowance for doubtful accounts of $20,000
          in 2000 and 1999                                                                      54,626             184,901
      Prepaid expenses                                                                         183,692              51,747
      Interest and other receivables                                                            15,674              10,539
      Inventory                                                                                      -               1,546
                                                                                        ---------------     ---------------

          Total current assets                                                                 891,728             480,885

Funds held in escrow                                                                         2,120,078           2,038,003

Property and equipment, net of accumulated depreciation of $2,433,827 and
     $1,938,494, respectively                                                                  886,803           1,148,802

Intangible assets, net of accumulated amortization of $6,236,129 and
     $4,392,457, respectively                                                               13,555,921          15,399,593

Other assets                                                                                   104,981             105,864
                                                                                        ---------------     ---------------

          Total assets                                                                  $   17,559,511      $   19,173,147
                                                                                        ===============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Advances                                                                          $            -      $    1,000,000
      Note payable                                                                           1,961,915                   -
      Notes payable - related parties                                                           77,625              77,625
      Accounts payable                                                                         822,672           1,359,040
      Accrued liabilities                                                                      735,101             857,033
      Accrued liabilities - related parties                                                  1,626,633           1,814,134
      Capital lease obligation, current portion                                                 44,135                   -
      Income taxes payable                                                                      22,394              50,000
      Deferred revenues                                                                        676,920             127,849
                                                                                        ---------------     ---------------

          Total current liabilities                                                          5,967,395           5,285,681

Capital lease obligation, net of current portion                                                19,727                   -
Series C 5% convertible debentures                                                                   -           3,971,107
                                                                                        ---------------     ---------------

          Total liabilities                                                                  5,987,122           9,256,788
                                                                                        ---------------     ---------------

Common stock and related repricing rights subject to redemption;
     1,801,802 shares and repricing rights outstanding in 1999
     (aggregate redemption value of $2,500,000)                                                      -           1,830,000
                                                                                        ---------------     ---------------

Commitments and contingencies (Notes 11 and 12)

Stockholders' equity:
      Preferred stock, $.0001 par value; 50,000,000 shares authorized;
          Series A, convertible; 166,667 shares outstanding
              (aggregate liquidation preference of $6,055,012)                                 500,000             500,000
          Series D, 4% cumulative convertible; 164,500 and 381,723
               shares outstanding, respectively
              (aggregate liquidation preference of $3,568,188)                               4,022,214           9,095,910
          Series F, 6% cumulative convertible; 6,755 shares outstanding
              (aggregate liquidation preference of $140,550)                                   140,550                   -
      Common stock, $.0001 par value; 300,000,000 shares authorized;
          Class A voting,  174,519,655 and 123,535,325 shares
               outstanding, respectively                                                        17,452              12,353
          Class B non-voting, none outstanding                                                       -                   -
      Additional paid-in capital                                                           142,862,961         112,769,420
      Outstanding warrants                                                                   3,130,180           2,850,530
      Deferred consulting expense                                                                    -            (435,051)
      Deficit accumulated during the development stage                                    (139,100,968)       (116,706,803)
                                                                                        ---------------     ---------------

          Total stockholders' equity                                                        11,572,389           8,086,359
                                                                                        ---------------     ---------------

          Total liabilities and stockholders' equity                                    $   17,559,511      $   19,173,147
                                                                                        ===============     ===============


     See accompanying notes to condensed consolidated financial statements.

                       Fonix Corporation and Subsidiaries
                          [A Development Stage Company]

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      October 1,
                                                                                                                        1993
                                                              Three Months Ended             Nine Months Ended       (Inception) to
                                                                September 30,                  September 30,          September 30,
                                                           ----------------------------   -------------------------
                                                                2000          1999          2000          1999             2000
                                                           -------------  ------------  --------------  ------------  --------------
Revenues                                                   $   172,222    $    65,707   $    372,494    $    351,083  $   3,416,725
Cost of revenues                                                 6,856          7,919         13,455          21,159         73,827
                                                           -------------  ------------  --------------  ------------  -------------
    Gross margin                                               165,366         57,788        359,039         329,924      3,342,898
                                                           -------------  ------------  --------------  ------------  -------------
Expenses:
    Selling, general and administrative                      3,050,235      2,864,400      8,844,156       7,537,577     49,407,222
    Product development and research                         1,406,949      1,906,968      4,336,069       6,278,318     43,243,194
    Amortization of goodwill and purchased core technology     607,136        630,609      1,821,409       1,962,443      6,122,572
    Purchased in-process research and development                   -               -        474,000              -       9,789,000
                                                           -------------  ------------  --------------  ------------  -------------
       Total expenses                                        5,064,320      5,401,977     15,475,634      15,778,338    108,561,988
                                                           -------------  ------------  --------------  ------------  -------------

Loss from operations                                        (4,898,954)    (5,344,189)   (15,116,595)    (15,448,414)  (105,219,090)
                                                           -------------  ------------  --------------  ------------  -------------
Other income (expense):
    Interest income                                             35,134         26,198         98,371          46,752      3,860,482
    Interest expense                                        (3,617,249)    (1,577,413)    (4,097,989)     (4,314,809)   (13,057,688)
    Other                                                       29,631       (154,940)        67,486        (154,940)       (89,859)
    Cancellation of common stock reset provision                    -               -              -              -      (6,111,577)
                                                           -------------  ------------  --------------  ------------  -------------
       Total other income (expense), net                    (3,552,484)    (1,706,155)    (3,932,132)     (4,422,997)   (15,398,642)
                                                           -------------  ------------  --------------  ------------  -------------
Loss from continuing operations before income tax benefit   (8,451,438)    (7,050,344)   (19,048,727)    (19,871,411)  (120,617,732)
Income tax benefit                                                    -             -              -              -       3,331,895
                                                           -------------  ------------  --------------  ------------  -------------
Loss from continuing operations                             (8,451,438)    (7,050,344)   (19,048,727)    (19,871,411)  (117,285,837)
Discontinued operations:
    Operating loss of HealthCare Solutions Group                      -    (2,962,147)             -      (5,953,726)   (12,229,033)
    Gain on disposal of HealthCare Solutions Group,
          net of income taxes of $3,100,000                           -     6,616,646              -       6,616,646      3,766,646
                                                           -------------  ------------  --------------  ------------  -------------
Loss before extraordinary items                             (8,451,438)    (3,395,845)   (19,048,727)    (19,208,491)  (125,748,224)
Extraordinary items:
    Loss on extinguishment of debt                                    -             -              -              -        (881,864)
    Gain on forgiveness of debt                                               372,061         78,864         372,061        583,269
                                                           -------------  ------------  --------------  ------------  -------------
Net loss                                                   $(8,451,438)   $(3,023,784)  $(18,969,863)    (18,836,430  $(126,046,819)
                                                           =============  ============  ==============  ============  =============

Basic and diluted net loss per common share                $     (0.05)   $     (0.05)  $      (0.14)   $      (0.31)
                                                           =============  ============  ==============  ============

     See accompanying notes to condensed consolidated financial statements.

                       Fonix Corporation and Subsidiaries
                          [A Development Stage Company]

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                              October 1,
                                                                                                 1993
                                                                    Nine Months Ended        (Inception) to
                                                                      September 30,          September 30,
                                                             -----------------------------
                                                                 2000            1999            2000
                                                             -------------   -------------   --------------
Cash flows from operating activities:
     Net loss                                                $(18,969,863)   $(18,836,430)   $(126,046,819)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Issuance of common stock for services                    1,328,100         100,000        6,974,254
       Issuance of common stock for patent                              -               -          100,807
       Non-cash expense related to issuance of debentures,
         warrants, preferred and common stock                   5,286,411       2,270,000       17,776,674
       Non-cash compensation expense related to issuance
         of stock options                                         842,856         119,240        3,699,771
       Non-cash expense related to issuance of notes payable
          and accrued expense for services                              -               -          857,000
       Non-cash exchange of notes receivable for services               -               -          150,000
       Non-cash portion of purchased in-process research and
          development                                                   -               -       13,136,000
       Loss on disposal of property and equipment                       -         154,940          154,940
       Gain on sale of HealthCare Solutions Group                       -      (6,616,646)      (3,766,646)
       Write-off of assets received in acquisition                      -               -            1,281
       Depreciation and amortization                            2,339,005       4,423,595       11,370,991
       Income tax provision                                             -               -       (3,331,895)
       Extraordinary loss on extinguishment of debt                     -               -          881,864
       Extraordinary gain on forgiveness of debt                  (78,864)       (372,061)        (583,269)
       Changes in assets and liabilities, net of effects
               of acquisitions:
         Accounts receivable                                      130,275        (391,982)        (263,655)
         Employee advances                                              -            (755)         (59,986)
         Interest and other receivables                            (5,135)         (4,436)         (12,881)
         Inventory                                                  1,546          (7,509)         (25,836)
         Prepaid assets                                          (131,945)         40,465         (182,792)
         Cash held in escrow                                      (82,075)              -         (120,078)
         Other assets                                                 883             270         (118,018)
         Accounts payable                                        (457,504)     (1,558,666)       2,905,895
         Accrued liabilities                                      181,609       1,632,083        1,337,710
         Accrued liabilities - related party                     (187,501)      1,249,271        1,103,443
         Income taxes payable                                     (27,606)              -          (27,606)
         Deferred revenues                                        549,071         568,115        1,262,579
                                                             -------------   -------------   --------------

       Net cash used in operating activities                   (9,280,737)    (17,230,506)     (72,826,272)
                                                             -------------   -------------   --------------

Cash flows from investing activities, net of effects
          of acquisitions:
     Proceeds from sale of HealthCare Solutions Group                   -      21,305,982       21,805,982
     Acquisition of subsidiaries, net of cash acquired                  -               -      (15,323,173)
     Proceeds from sale of property and equipment                       -          50,000           50,000
     Purchase of property and equipment                          (141,160)        (99,089)      (3,576,720)
     Investment in intangible assets                                    -               -         (164,460)
     Issuance of notes receivable                                       -               -       (3,228,600)
     Payments received on notes receivable                              -         245,000        2,128,600
                                                             -------------   -------------   --------------

       Net cash provided by (used in) investing activities       (141,160)     21,501,893        1,691,629
                                                             -------------   -------------   --------------

Cash flows from financing activities:
     Bank overdraft                                                     -        (138,034)               -
     Convertible promissory note and advances                   7,500,000               -        8,500,000
     Net payments on revolving note payable                             -     (20,038,193)         (49,250)
     Net payments on revolving note payable
          - related parties                                             -      (7,895,178)      (7,813,537)
     Proceeds from other notes payable                                  -       6,953,760        9,865,427
     Payments on other notes payable                                    -      (7,788,000)      (9,567,806)
     Principal payments on capital lease obligation               (28,312)        (55,504)        (181,702)
     Proceeds from issuance of convertible debentures, net              -       6,254,240        9,439,240
     Proceeds from sale of warrants                                     -         438,240        1,511,168
     Proceeds from sale of common stock, net                            -               -       38,175,700
     Proceeds from exercise of warrants                           278,000               -          278,000
     Proceeds from exercise of stock options                      327,793               -          327,793
     Proceeds from sale of preferred stock, net                 1,750,000               -       19,457,346
     Proceeds from sale of common stock and related
          repricing rights subject to redemption, net                   -               -        1,830,000
                                                             -------------   -------------   --------------

       Net cash provided by (used in) financing activities      9,827,481     (22,268,669)      71,772,379
                                                             -------------   -------------   --------------

Net (decrease) increase in cash and cash equivalents              405,584     (17,997,282)         637,736

Cash and cash equivalents at beginning of period                  232,152      20,045,539                -
                                                             -------------   -------------   --------------

Cash and cash equivalents at end of period                   $    637,736    $  2,048,257    $     637,736
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

                       Fonix Corporation and Subsidiaries
                          [A Development Stage Company]

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                                                 October 1,
                                                                                    1993
                                                        Nine Months Ended       (Inception) to
                                                          September 30,          September 30,
                                                    --------------------------
Supplemental disclosure of cash flow information:       2000         1999           2000
                                                    ------------- -----------   -------------
      Cash paid during the period for interest      $     41,164  $ 1,068,882  $ 4,657,865
      Cash paid during the period for income taxes  $     27,606  $        -   $    27,606

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the Nine Months Ended September 30, 2000:

          Preferred stock dividends of $674,302 were accrued on Series D and Series F preferred stock.

          217,223 shares of Series D preferred stock and related dividends of $255,600 were converted into 15,436,378 shares of Class A common stock.

          309,281 shares of Series F preferred stock and related dividends of $2,783,375, including $2,750,000 related to the beneficial conversion feature recorded upon issuance, were converted into 8,307,782 shares of Class A common stock.

          Principal of $5,538,085 from a convertible promissory note and $87,582 of interest accrued thereon were converted into 7,709,138 shares of Class A common stock.

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

          The Company issued 1,250,000 shares of common stock to unrelated parties for consulting fees valued at $1,328,100.

          The Company accrued preferred stock dividends totaling $514,800 resulting from liquidated damages on Series D preferred stock.

          The Company  issued  612,069  shares of Class A common stock valued at
          $688,578  as  payment  for  liquidated   damages  of  $394,800  and  a
          restructuring fee of $213,778 on the Series D preferred stock.

          The Company recorded interest expense of $3,546,083 resulting from the beneficial conversion feature on funds drawn on the promissory note and the equity line of credit.

          The Company entered into a capital lease obligation for equipment in the amount of $92,174.

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

          The Company issued 6,000,000 shares of Class A common stock valued at $3,278,893 to the guarantors of the Series C convertible debentures as indemnification for the sale of their shares by the holders of the Series C convertible debentures held as collateral for these debentures. The proceeds of $3,278,893 received by the holders were used to pay liquidated damages and retire Series C convertible debentures in the amounts of $750,000 and $2,528,893, respectively.

          Preferred stock dividends of $997,146 were recorded related to the beneficial conversion features of Series D and Series E convertible preferred stock.

          Preferred stock dividends of $635,160 were accrued on Series D and Series E convertible preferred stock.

          Preferred stock dividends totaling $828,212 were accrued relating to the liquidated damage provisions of Series D and Series E preferred stock and Series C convertible debentures.

          The Company issued 200,000 shares of Class A common stock to an unrelated party for consulting fees valued at $100,000.

          131,667 shares of Series D convertible preferred stock and related dividends of $96,193 were converted into 8,468,129 shares of Class A common stock.

          135,072 shares of Series E convertible preferred stock and related dividends of $66,015 were converted into 5,729,156 shares of Class A common stock.

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

Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and its Quarterly Report on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At September 30, 2000 and 1999, there were outstanding common stock equivalents to purchase 30,530,110 and 90,535,319 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

  The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and nine months ended September 30, 2000 and 1999:

                                                               Three Months Ended September 30,

                                                               2000                            1999
                                               -----------------------------     -----------------------------
                                                                   Per Share                         Per Share
                                                     Amount          Amount           Amount          Amount
                                               ----------------    ---------     ---------------     ---------
Net loss from continuing operations            $   (8,451,438)                   $  (7,050,344)
Preferred stock dividends                             (76,236)                      (1,031,288)
                                               ----------------                  ---------------
Net loss from continuing operations
attributable to common stockholders                (8,527,674)     $  (0.05)        (8,081,632)      $ (0.11)

Discontinued operations, net of income taxes               --            --          3,654,499          0.05
Extraordinary items, net of income taxes                   --            --            372,061          0.01
                                               ----------------    ---------     ---------------     ---------

Net loss attributable to common
stockholders                                   $   (8,527,674)     $  (0.05)     $  (4,055,072)      $ (0.05)
                                               ================    =========     ===============     =========
Weighted average common shares
outstanding                                       165,210,595                       76,479,555
                                               ================                  ===============


                                                               Nine Months Ended September 30,

                                                               2000                            1999
                                               -----------------------------     -----------------------------
                                                                   Per Share                         Per Share
                                                     Amount          Amount           Amount          Amount
                                               ----------------    ---------     ---------------     ---------
Net loss from continuing operations            $  (19,048,727)                   $ (19,871,411)
Preferred stock dividends                          (3,424,302)                      (2,460,518)
                                               ----------------                  ---------------
Net loss from continuing operations
attributable to common stockholders               (22,473,029)     $  (0.14)       (22,331,929)      $ (0.33)

Discontinued operations, net of income taxes               --          --              662,920          0.01
Extraordinary items, net of income taxes               78,864          --              372,061          0.01
                                               ----------------    ---------     ---------------     ---------
Net loss attributable to
common stockholders                            $  (22,394,165)     $  (0.14)     $ (21,296,948)      $ (0.31)
                                               ================    =========     ===============     =========
Weighted average common shares
outstanding                                       157,181,840                       68,678,645
                                               ================                  ===============


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

3.  INTANGIBLE ASSETS

Intangible assets consist of purchased core technology and goodwill in connection with the acquisitions of AcuVoice, Inc. ("AcuVoice") and the Papyrus companies (collectively "Papyrus"), and direct costs incurred by the Company in applying for patents covering its technologies. Amortization is computed on a straight-line basis over the estimated useful lives ranging from five to eight years. Total accumulated amortization was $6,236,129 and $4,392,457 at September 30, 2000, and December 31, 1999, respectively.

The carrying values of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. In that event, the Company would project cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If the projections indicated that the cost in excess of the net asset would not be recoverable, the Company's carrying value of the asset would be reduced by the estimated excess of the value over the projected cash flows. The Company assesses impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets. As of September 30, 2000, the Company does not believe any of its long-lived assets are impaired. However, the amount of goodwill and other long-lived assets considered realizable could be reduced in the near term based on changing conditions and the Company's ability to fund further marketing and development of its products and technologies.

4.  RELATED-PARTY NOTES PAYABLE

In connection with the acquisition of Papyrus in 1998, the Company issued demand notes payable to former Papyrus stockholders in the aggregate amount of $1,710,000. In April 1999, the Company entered into agreements with five former Papyrus stockholders to reduce the aggregate amounts payable to them under these notes from $1,632,375 to $1,111,284, which amount was paid in September 1999. A balance of $77,625 remains outstanding as of September 30, 2000. The note holders have made no demand for payment of the notes.

5.  EQUITY LINE OF CREDIT AND CONVERTIBLE PROMISSORY NOTE

On August 8, 2000, the Company entered into a Private Equity Line Agreement (the "Equity Line Agreement") with a private investor (the "Equity Line Investor") that gives the Company the right to draw up to $20 million for operations and other purposes. In connection with the Equity Line Agreement, up to $7.5 million may be drawn by the Company under the terms of a convertible promissory note dated June 20, 2000. The note bears interest at six percent annually, compounded monthly, and is due September 30, 2001. Under the terms of the promissory note, the Equity Line Investor has the right to convert, at its option, all or any portion of the outstanding principal and interest into shares of Class A common stock at the lesser of (a) $0.75 or (b) 85 percent of the average of the three lowest closing bid prices of Class A common stock in the twenty-day trading period prior to the date of the conversion.

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

As of September 30, 2000, the Company had drawn $7,500,000 on the convertible promissory note and recorded $279,586 and $516,937 as interest and financing expense for the three and nine months ended September 30, 2000, respectively. Principal of $5,538,085 and interest of $87,582 accrued thereon have been converted into 7,709,138 shares of Class A common stock. During the three and nine months ended September 30, 2000, the Company recorded a beneficial conversion feature in the amount of $3,336,388 and $3,546,083, respectively related to borrowings under the convertible promissory note.

Subsequent to September 30, 2000, the remaining balance of $1,961,915 on the promissory note and accrued interest of $3,288 were converted into 3,835,637 shares of Class A common stock. Also subsequent to September 30, 2000, an additional $800,000 was drawn on the equity line which resulted in the issuance of 1,751,505 shares of Class A common stock.

A registration statement describing the Class A common stock issuable in connection with draws on the Equity Line Agreement was declared effective on September 5, 2000, by the Securities and Exchange Commission (the "SEC").

6.  SERIES C CONVERTIBLE DEBENTURES

During the nine months ended September 30, 2000, holders of the Company's Series C convertible debentures converted $3,971,107 of principal together with interest accrued thereon into 10,385,364 shares of Class A common stock.

7.  PREFERRED STOCK

Series D Preferred  Stock - During the nine months  ended  September  30,  2000,
217,223 shares of Series D convertible preferred stock together with related accrued dividends of $255,600 were converted into 15,436,378 shares of Class A common stock. As of September 30, 2000, 164,500 shares of Series D preferred stock remained outstanding.

The Class A common shares underlying the original issue of the Series D preferred stock were covered in a registration statement which was declared effective on August 11, 1999. However, in the ensuing months, due to the accrual of dividends and the decline in the price of the Company's Class A common stock, the Class A common shares converted and convertible from the Series D preferred stock exceeded the number of shares available under the registration statement. Under the terms of the Series D preferred stock agreement, the holders of approximately 2,700,000 unregistered shares were entitled to liquidated damages in the amount of two percent of the original value of the Series D shares every 30 days while such shares were not registered for resale. During the nine months ended September 30, 2000, the Company recorded a preferred stock dividend in the amount of $80,000 related to such liquidated damages. On September 5, 2000, a registration statement describing these shares was declared effective by the SEC.

Similarly, the holder of the remaining 164,500 shares of Series D preferred stock was entitled to liquidated damages based upon the same calculation until the underlying Class A common shares were registered for resale. However, under the terms of a letter agreement dated June 30, 2000, the holder of the Series D shares waived the liquidated damages and revised certain terms of conversion of the Series D shares to provide a minimum conversion rate of $0.75 until December 31, 2000. The Company issued 612,069 shares of Class A common stock valued at $688,578 on June 30, 2000, in consideration for the waiver and revision in terms. Of that amount, $394,800 was recorded as a preferred dividend and the balance of $293,778 was recorded in other operating expense. The Class A common shares issued to the holder of the Series D preferred shares and the Class A common shares underlying the outstanding Series D shares were also included in the registration statement that was declared effective on September 5, 2000 by the SEC.

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

During the nine months ended September 30, 2000, 309,281 shares of Series F preferred stock together with dividends accrued thereon were converted into 8,307,782 shares of Class A common stock. As of September 30, 2000, 6,755 shares of Series F preferred stock remained outstanding.

8.  COMMON STOCK AND COMMON STOCK SUBJECT TO REDEMPTION

Class A Common Stock - During the nine months ended September 30, 2000, 47,019,300 shares of Class A common stock were issued in connection with conversions of debentures and preferred stock (see Notes 6 and 7). Also during the same period, 913,228 shares of Class A common stock were issued as a result of the exercise of stock options, stock appreciation rights and warrants.

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

Common Stock Options - On January 31, 2000, the board of directors approved an increase of 10,000,000 shares to be available under the Company's 1998 Employee Incentive and Stock Option Plan (the "1998 Plan"). A registration statement on Form S-8 covering these additional shares was filed with the SEC and declared effective on February 14, 2000. During the nine months ended September 30, 2000, the Company granted 5,867,067 options under the 1998 Plan to purchase shares of Class A common stock at exercise prices ranging from $0.28 to $1.50 per share. The term of all options granted during this period is ten years from the date of grant. Of the stock options granted, options to purchase 2,339,000 shares vested March 31, 2000, and the balance vest over the three years following issuance. Of the total granted, 197,000 were issued to consultants for services performed for the

Company and were recorded as consulting expense in the amount of $53,190, based upon the fair market value determined using the Black-Scholes option pricing model. The remainder of the options were granted to employees and had a weighted average fair market value of $0.30 per share using the Black-Scholes option pricing model. Had compensation expense for these options been recorded in accordance with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss would have been $25,951,981, or $0.17 per share, for the nine months ended September 30, 2000. As of September 30, 2000, the Company had options to purchase a total of 19,140,834 shares of Class A common stock outstanding.

Warrants - On January 19, 2000, the Company issued warrants for the purchase of 300,000 shares of Class A common stock for services previously rendered by a professional services firm. The warrants have a three-year life, exercise prices ranging from $0.28 to $1.25 per share and vest as follows: 100,000 in March 2000 and 200,000 in September 2000. The warrants were valued at $45,000 using the Black-Scholes option pricing model and were issued in satisfaction of an obligation that was recorded in December 1999.

In February 2000, the Company entered into an agreement with an executive officer and director of the Company to purchase all of his rights and interests in certain methods and apparatus for integrated voice and pen input for use in computer systems. In consideration for this technology, the Company granted the executive officer warrants to purchase 600,000 shares of the Company's Class A common stock at an exercise price of $1.00 per share. The warrants were immediately exercisable and expire February 10, 2010. The warrants were valued at $0.79 per share and were recorded as purchased in-process research and development. The Company granted the executive officer the right to repurchase the technology from the Company at fair market value if the Company subsequently determines not to commercialize the related technologies or products.

On May 3, 2000, warrants for the purchase of 200,000 shares of Class A common stock were exercised at a price of $1.25 per share, resulting in cash proceeds of $250,000.

As of September 30, 2000, the Company had warrants to purchase a total of 3,425,000 shares of Class A common stock outstanding.

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

10.  PRODUCT DEVELOPMENT AND RESEARCH AGREEMENTS

Synergetics - Prior to March 1997, the Company's scientific research and development activities were conducted solely by a third party, Synergetics, Inc., pursuant to product development and assignment contracts (collectively, the "Synergetics Agreement"). Under that arrangement, Synergetics provided personnel and facilities to conduct research and product development activities. The Company financed the Synergetics research and development activities on an as-required basis and the Company was obligated to pay to Synergetics a royalty of 10 percent (the "Royalty") of net revenues from sales of products incorporating Synergetics' "VoiceBox" technology as well as technology derived therefrom. Synergetics compensated its developers and others contributing to the development effort, in part, by granting "Project Shares" to share in a portion of the Royalty received by Synergetics. On April 6, 1998, the Company and Synergetics entered into a Royalty Modification Agreement whereby the Company agreed to offer an aggregate of 4,800,000 non-transferable Class A common stock purchase warrants to the holders of the Project Shares in consideration for which Synergetics agreed to cancel any further obligation on the part of the Company to pay the Royalty. The exercise price of the warrants was to be $10 per share and the warrants would not be exercisable until the first to occur of (1) the date that the per share closing bid price of the Class A common stock was equal to or greater than $37.50 per share for a period of 15 consecutive trading days, or (2) September 30, 2000. Effective March 31, 2000, the Company and Synergetics entered into a Restated Royalty Modification Agreement whereby the Company agreed to pay Synergetics $28,000 (the "Cancellation Amount") to cancel the obligation of the Company to pay the Royalty or issue the 4,800,000 warrants. The Company has paid the

Cancellation Amount to Synergetics and the Royalty and warrant obligations have been canceled. The Company has no further obligations to Synergetics.

IMC2 - In March 1998, the Company entered into a professional services agreement with IMC2 Corporation ("IMC2"), a research and development entity, to assist in the continuing development of specific automated speech recognition technologies. The president of IMC2 is also the president of Synergetics. The professional services agreement is for a term of 36 months and requires the Company to make monthly payments of $22,000. Under the terms of the agreement, the Company expended a total of $66,000 in each of the three-month periods ended September 30, 2000 and 1999, and $198,000 in each of the nine-month periods ended September 30, 2000 and 1999.

11.  COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements - On November 1, 1996, the Company entered into employment contracts with two executive officers which contracts would have expired on December 31, 2001, but which were amended effective January 31, 2000, to extend the expiration date to December 31, 2005. As amended, the annual base salary for each executive officer is $309,400 and may be adjusted upward in future years as deemed appropriate by the board of directors. As bonus compensation for extending the term of each agreement at a compensation level less than provided in the original agreement, each executive was granted 1,400,000 options under the 1998 Plan, effective July 19, 2000, at an exercise price of $1.05.

On November 1, 1996, the Company entered into an employment contract with another executive officer. In January 1999, that executive officer resigned as the Company's chief executive officer and entered into a separation agreement pursuant to which the former executive officer will be paid $250,000 per year through January 31, 2001 and $100,000 for the 12 months ending January 31, 2002, and his employment contract was canceled.

In January 1998, the Company entered into an employment contract with another executive officer which expires in January 2001. The minimum annual salary required by this agreement was $225,000, but was reduced 30% by mutual agreement effective February 1999, in connection with cost reductions initiated by the Company. In the event that, during the contract term, both a change of control occurs and, within nine months after such change in control occurs, the executive officer's services are terminated by the Company for any reason other than cause, death or retirement, the executive officer shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within 30 days of termination.

12. LITIGATION

Oregon Graduate Institute - On July 28, 1999, Oregon Graduate Institute ("OGI") filed a notice of default, demand for mediation and demand for arbitration with the American Arbitration Association. In its demand, OGI asserted that the Company was in default under three separate agreements between the Company and OGI in the total amount of $175,000. On September 23, 1999, the Company responded to OGI's demand and denied the existence of a default under the three agreements identified by OGI. Moreover, the Company asserted a counterclaim before the American Arbitration Association against OGI in an amount not less than $250,000. The Company and OGI have tentatively agreed to settle the arbitration proceeding on terms favorable to the Company. There can be no assurance that the arbitration proceeding will be settled until a definitive settlement and release agreement is signed by the parties.

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

Overview

Since inception, Fonix has devoted substantially all of its resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other electronic devices. Through September 30, 2000, the Company has incurred cumulative losses amounting to $117,285,837, excluding cumulative losses from discontinued operations of $8,462,387 and net extraordinary losses of $298,595. Losses are expected to continue until the effects of marketing and sales efforts begin to take effect, if ever.

Beginning in 1999 and continuing through 2000, Fonix management transformed the Company's strategic focus from technology research, development and acquisition to sales and marketing and product delivery. For the nine months ended September 30, 2000, the Company expended $1,506,546 in sales and marketing activities. The Company is making this transition while continuing to achieve technology upgrades in order to maintain distinct competitive technological advantages.

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

          3. Occupancy costs - Office space was reduced to reflect operating needs; and

          4. Asset acquisition - Acquisition of new operating assets was significantly restricted.

Implementation of these measures reduced the monthly deficit in cash flows from operating activities from approximately $3 million in early 1999 to less than $1 million in December 1999. For the nine months ended September 30, 2000, the average monthly deficit in cash flows from operating activities was $1,031,000 as compared to $1,615,000 for the same period in 1999.

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

Results of Operations

The results of operations discussed below give effect to the sale of the HSG and the classification of its net assets and operating activities as discontinued operations

Three months ended September 30, 2000, compared with three months ended September 30, 1999

During the three months ended September 30, 2000, the Company recorded revenues of $172,222, reflecting a increase of $106,515 from the same period in the previous year. Ongoing sales and licensing activities have increased in 2000 from 1999. Revenues in 2000 and 1999 have been generated through sales and licensing of the Company's products and technologies.

Selling, general and administrative expenses were $3,050,235 and $2,864,400 for the three months ended September 30, 2000 and 1999, respectively. The net increase of $185,835 was primarily a result of non-cash consulting arrangements amounting to $1,015,600. Excluding these costs, selling, general and administrative expenses actually decreased by approximately $830,000 for the three months ended September 30, 2000, as compared to the same period for 1999. The decrease resulted primarily from a charge of $1,296,000 to compensation-related expenses in 1999 related to the indemnification of certain officers for expenses they incurred on behalf of the Company which expenses were not repeated in 2000. This decrease from 1999 to 2000 was offset by increases of $403,970 in recurring compensation related expenses, $45,874 in travel expenses, and $95,562 in promotions and advertising expense, all related to increased activity in sales, marketing and strategic development. Increases of $145,131 in other operating expenses related to the annual shareholders' meeting held in September, 2000, and a decrease of $163,489 in legal and accounting fees accounted for the balance of the difference from 1999 to 2000.

The Company incurred product development and research expenses of $1,406,949 during the three months ended September 30, 2000, a decrease of $500,019 from the same period in the previous year. This decrease is due to the transition in strategic focus and the resulting cost reduction program initiated in February 1999. A decrease of $279,000 in compensation related expenses reflects cost reduction measures. Also, decreases amounting to $241,654 in other operating expenses resulted from one-time software license fees incurred in 1999.

The Company incurred losses from operations of $4,898,954 and $5,344,189 during the three months ended September 30, 2000 and 1999, respectively. While operating losses for the three months ended September 30, 2000, decreased by $445,235 from those incurred in the three months ended September 30, 1999, an even greater reduction in the cash flow deficit resulted from reduced cash expenditures.

Nine months ended September 30, 2000, compared with nine months ended September 30, 1999

During the nine months ended September 30, 2000, the Company recorded revenues of $372,494, reflecting an increase of $21,411 from the same period in the previous year. Revenues in 2000 and 1999 were generated through sales and licensing of the Company's products and technologies.

Selling, general and administrative expenses were $8,844,156 and $7,537,577 for the nine months ended September 30, 2000 and 1999, respectively. Included in these expenses for the nine months ended September 30, 2000, were compensation-related charges in the amount of $816,667 resulting from the exercise of stock appreciation rights and revaluation of options previously granted for which terms were revised. Also included were charges related to warrants and shares issued to consultants and advisors assisting in the planning and development of the Company's strategic focus and finance-related matters totaling $2,588,534. Excluding these charges, selling, general and administrative expenses incurred in ongoing operations actually decreased by $1,281,955. This net decrease reflected ongoing cost reduction efforts that have resulted in decreases in compensation-related expenses of $104,425, legal and accounting expenses of $650,927, occupancy expenses of $214,967, consulting expenses of $220,661, and other operating expenses of $250,159. These decreases were partially offset by an increase of $116,402 in travel related expenses attributable to increased sales and marketing activities and an increase of $145,131 in other operating expenses related to the annual shareholder meeting held in September, 2000.

The Company incurred product development and research expenses of $4,336,069 during the nine months ended September 30, 2000, a decrease of $1,942,249 from the same period in the previous year. This decrease was due primarily to the transition in strategic focus and the resulting cost reduction program initiated in February 1999. Decreases of $1,256,638 in compensation-related expenses, $121,086 in occupancy costs, $251,872 in consulting expenses and $208,024 in other operating expenses reflect cost reduction measures.

The Company incurred purchased in-process research and development expense of $474,000 resulting from the purchase of the rights to certain technology from an executive officer and director of the Company. The executive officer received warrants to purchase 600,000 shares of Class A common stock at an exercise price of $1.00 per share.

The Company incurred losses from operations of $15,116,595 and $15,448,414 during the nine months ended September 30, 2000 and 1999, respectively. While operating losses for the nine months ended September 30, 2000, decreased from those incurred in the nine months ended September 30, 1999, a more significant reduction was realized in the negative cash flow of the Company as a result of the disposal of the HSG and decreases in cash outlays for operating expenses described above.

Net other expense was $3,932,132 for the nine months ended September 30, 2000, a decrease of $490,865 from the nine months ended September 30, 1999. This decrease was due primarily to lower interest and finance charges incurred in the nine months ended September 30, 2000, than were incurred during the corresponding period of 1999.

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

Total assets were $17,559,511 at September 30, 2000, compared to $19,173,147 at December 31, 1999. Current assets increased by $410,843 to $891,728 at September 30, 2000, from $480,885 at December 31, 1999. Current liabilities increased by $681,714 to $5,967,395 during the same period. The Company had negative working capital of $5,075,667 as of September 30, 2000, compared to negative working capital of $4,804,796 at December 31, 1999. The change in working capital from December 31, 1999, to September 30, 2000, reflects $7,500,000 received and the $5,538,085 subsequently converted into equity under the terms of a convertible promissory note.

Equity Line of Credit

On August 8, 2000, the Company entered into a Private Equity Line Agreement (the "Equity Line Agreement") with a private investor (the "Equity Line Investor") that gives the Company the right to draw up to $20 million for operations and other purposes. In connection with the Equity Line Agreement, up to $7.5 million may be drawn by the Company under the terms of a convertible promissory note dated June 20, 2000. The note bears interest at six percent annually, compounded monthly, and is due September 30, 2001. Under the terms of the promissory note, the Equity Line Investor has the right to convert, at its option, all or any portion of the outstanding principal and interest into shares of Class A common stock at the lesser of (a) $0.75 or (b) 85 percent of the average of the three lowest closing bid prices of Class A common stock in the twenty-day trading period prior to the date of the conversion.

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

As of September 30, 2000, the Company had drawn $7,500,000 on the convertible promissory note and recorded $279,586 and $516,937 as interest and financing expense for the three months and nine months ended September 30, 2000, respectively. Principal of $5,538,085 and interest of $87,582 accrued thereon have been converted into 7,709,138 shares of Class A common stock. During the three and nine months ended September 30, 2000, the Company recorded a beneficial conversion feature in the amount of $3,336,388 and $3,546,083 related to borrowings under this promissory note.

Subsequent to September 30, 2000, the remaining balance of $1,961,915 on the promissory note and accrued interest of $3,288 were converted into 3,835,637 shares of Class A common stock. Also subsequent to September 30, 2000, an additional $800,000 was drawn on the equity line which resulted in the issuance of 1,751,505 shares of Class A common stock.

A registration statement describing the Class A common stock issuable in connection with draws on the Equity Line Agreement was declared effective on September 5, 2000, by the Securities and Exchange Commission (the "SEC").

Preferred Stock

During the nine months ended September 30, 2000, 217,223 shares of Series D convertible preferred stock together with related accrued dividends of $255,600 were converted into 15,436,378 shares of Class A common stock. As of September 30, 2000, 164,500 shares of Series D preferred stock remained outstanding.

The Class A common shares underlying the original issue of the Series D preferred stock were covered in a registration statement which was declared effective on August 11, 1999. However, in the ensuing months, due to the accrual of dividends and the decline in the price of the Company's Class A common stock, the Class A common shares converted and convertible from the Series D preferred stock exceeded the number of shares available under the registration statement. Under the terms of the Series D preferred stock agreement, the holders of approximately 2,700,000 unregistered shares were entitled to liquidated damages in the amount of 2% of the original value of the Series D shares every 30 days while such shares were not registered for resale. During the nine months ended September 30, 2000, the Company recorded a preferred stock dividend in the amount of $80,000 related to such liquidated damages. On September 5, 2000, a registration statement describing these shares was declared effective by the SEC.

Similarly, the holder of the remaining 164,500 shares of Series D preferred stock was entitled to liquidated damages based upon the same calculation until the underlying Class A common shares were registered for resale. However, under the terms of a letter agreement dated June 30, 2000, the holder of the Series D shares waived the liquidated damages and revised certain terms of conversion of the Series D shares to provide a minimum conversion rate of $0.75 until December 31, 2000. The Company issued 612,069 shares of Class A common stock valued at $688,578 on June 30, 2000, in consideration for the waiver and revision in terms. Of that amount, $394,800 was recorded as a preferred dividend and the balance of $293,778 was recorded in other operating expense. The Class A common shares issued to the holder of the Series D preferred shares and the Class A common shares underlying the outstanding Series D shares were also included in the registration statement that was declared effective on September 5, 2000 by the SEC.

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

During the nine months ended September 30, 2000, 309,281 shares of Series F preferred stock together with dividends accrued thereon were converted into 8,307,782 shares of Class A common stock. As of September 30, 2000, 6,755 shares of Series F preferred stock remained outstanding.

Stock Options

During the nine months ended September 30, 2000, the Company granted options under the 1998 Plan to purchase 5,867,067 shares of Class A common stock at exercise prices ranging from $0.28 to $1.50 per share. The term of all options granted during this nine month period is ten years from the date of grant. Of the stock options issued, options to purchase 2,339,000 shares vested March 31, 2000, and the balance vest over the three years following issuance. As of September 30, 2000, the Company had a total of 19,140,834 options to purchase Class A common shares outstanding.

Also during the nine months ended September 30, 2000, options to purchase 384,864 shares of Class A common stock were exercised resulting in cash proceeds of $327,793. During the same period, 228,364 shares of Class A common stock were issued as a result of the exercise of stock appreciation rights.

Warrants

On January 19, 2000, the Company issued warrants for the purchase of 300,000 shares of Class A common stock for services rendered by a professional services firm. The warrants have a three-year life, exercise prices ranging from $0.28 to $1.25 per share and vest as follows: 100,000 in March 2000 and 200,000 in September 2000. The warrants were valued at $45,000 using the Black-Scholes pricing model and were issued in satisfaction of an obligation that was recorded in December 1999.

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

During the nine months ended September 30, 2000, warrants for the purchase of 200,000 shares of Class A common stock were exercised resulting in cash proceeds of $250,000. As of September 30, 2000, warrants for the purchase of 3,425,000 shares of Class A common stock remain outstanding.

Other

The Company presently has no plans to purchase new research and development or office facilities.

Outlook

The  Company  believes  that its core  technologies,  namely,  automatic  speech recognition, text-to-speech and handwriting recognition (the "Core Technologies"), will be the platform for the next generation of automatic speech technologies and products. Most speech recognition products offered by other companies are based on technologies that are largely in the public domain and represent nothing particularly "new" or creative. The Company's Core Technologies are based on proprietary, patented technology. The Company will continue to seek patent protection of the Core Technologies as well as technologies and inventions derived from the know how, assets and rights acquired from past acquisitions. Management believes the Company's HUI technologies provide a competitive advantage compared to other technologies available in the marketplace.

As the Company proceeds to implement its strategy and to reach its objectives, it anticipates further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments. The strategy described above is not without risk, and stockholders and others interested in the Company and its common stock should carefully consider the risks set forth under the heading "Certain Significant Risk Factors" in the Company's 1999 Annual Report on Form 10-K, Item 1, Part I.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Oregon Graduate Institute - On July 28, 1999, Oregon Graduate Institute ("OGI") filed a notice of default, demand for mediation and demand for arbitration with the American Arbitration Association. In its demand, OGI asserted that the Company was in default under three separate agreements between the Company and OGI in the total amount of $175,000. On September 23, 1999, the Company responded to OGI's demand and denied the existence of a default under the three agreements identified by OGI. Moreover, the Company asserted a counterclaim before the American Arbitration Association against OGI in an amount not less than $250,000. The Company and OGI have tentatively agreed to settle the arbitration proceeding on terms favorable to the Company. There can be no assurance that the arbitration proceeding will be settled until a definitive settlement and release agreement is signed by the parties.

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

Recent Sales of Unregistered Securities. During the three months ended September 30, 2000, the Company issued no equity securities that were not registered under the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

On September 28, 2000, the Company held its Annual Meeting of Shareholders in San Jose, California. The following directors were elected at the meeting:

                                    SHARES                           SHARES

DIRECTOR                           VOTED FOR                      VOTED AGAINST
--------                           ---------                      -------------
Thomas A. Murdock                 129,445,118                        726,163
Roger D. Dudley                   129,319,052                        852,229
John A. Oberteuffer, Ph.D         129,492,751                        678,530
William A. Maasberg, Jr.          129,625,436                        545,581
Mark S. Tanner                    129,656,436                        514,845

The only other matter voted upon at the meeting was the approval of Arthur Andersen LLP as independent auditors for the Company. The results of the voting were 129,784,384 shares for, 315,764 shares against, and 51,133 shares withheld or abstaining.

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

           (9)(ii) Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger D. Dudley, Beesmark Investments, L.C., Studdert Companies Corporation, and Thomas A. Murdock as Trustee, dated as of October 23, 1995, incorporated by reference from the Company's Current Report on Form 8-K dated as of October 23, 1995

           (9)(iii) Second Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger D. Dudley, Beesmark Investments, L.C., Studdert Companies Corporation, and Thomas A. Murdock as Trustee, dated as of July 2, 1996, incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

           (9)(iv) Third Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger D. Dudley, Beesmark Investments, L.C., Studdert Companies Corporation, and Thomas A. Murdock as Trustee, dated as of September 20, 1996, incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

           (9)(v) Fourth Amendment of Voting Trust Agreement by and among the Company, Stephen M. Studdert, Thomas A. Murdock, Roger D. Dudley, Beesmark Investments, L.C., Studdert Companies Corporation, and Thomas A. Murdock as Trustee, dated as of September 20, 1996, incorporated by reference from the Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

           (10)(i) Product Development and Assignment Agreement dated as of October 16, 1993 between Phonic Technologies, Inc. and Synergetics, Inc., which is incorporated by reference from the Company's Current Report on Form 8-K dated as of June 17, 1994

           (10)(ii) Re-Stated Product Development and Assignment Agreement dated as of March 30, 1995, between Fonix Corporation and Synergetics, Inc., which is incorporated by reference from the Company's Annual Report for the Fiscal Year Ended December 31, 1994 on Form 10-KSB

           (10)(iii)Memorandum of Understanding dated as of March 13, 1997, by and among the Company, Synergetics, Inc. and C. Hal Hansen, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

           (10)(iv) Employment  Agreement by and between the Company and Stephen
                    M. Studdert, which is incorporated by reference from the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996

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

           (10)(viii)Restated First Statement of Work and License Agreement between the Company and Siemens, dated February 11, 1998, as revised, which is incorporated by reference from the
                    Company's Annual Report on Form 10-K for the year ended December 31, 1997

           (10)(ix) Master Technology Collaboration Agreement between the Company and OGI, dated October 14, 1997, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

           (10)(x) Common stock Purchase Agreement among the Company and JNC Opportunity Fund Ltd. and Diversified Strategies Fund, LP, dated as of March 9, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

           (10)(xi) Common stock Purchase Agreement between the Company and Thomson Kernaghan & Co., dated as of March 9, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

           (10)(xii)Royalty Modification Agreement among the Company and Synergetics, dated as of April 6, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

           (10)(xiii)Purchase Agreement with John Oberteuffer and the Company dated April 9, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

           (10)(xiv)Employment Agreement by and between the Company and John A. Oberteuffer, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

           (10)(xv) First Amendment to Master Agreement for Joint Collaboration between the Company and Siemens, dated February 13, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

           (10)(xvi)Second Amendment to Master Agreement for Joint Collaboration between the Company and Siemens, dated March 13, 1998, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997

           (10)(xvii)Series D Convertible Preferred Stock Purchase Agreement Among Fonix corporation, JNC Opportunity Fund, Ltd., Diversified Strategies Fund, L.P., Dominion Capital Fund, Ltd., Sovereign Partners, LP, Canadian Advantage Limited Partnership and Thomson Kernaghan & Co. (as agent) dated as of August 31, 1998, incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998

           (10)(xviii)Series E Convertible Preferred Stock Exchange and Purchase Agreement among Fonix corporation, Sovereign Partners, LP and Dominion Capital Fund, Ltd., dated as of September 30,

                    1998, incorporated by reference from the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998

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

           (10)(xxi)Asset Purchase Agreement - Acquisition of Certain Assets of Fonix Corporation and Fonix/ASI Corporation by Lernout & Hauspie Speech Products N.V., dated as of May 19, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(a))

           (10)(xxii)Escrow Agreement, dated as of September 1, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(b))

           (10)(xxiii)Technology Option Agreement, dated as of May 19, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(c))

           (10)(xxiv)Assignment and Assumption Agreement, dated as of September 1, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as
                    Exhibit 10(d))

           (10)(xxv)License Agreement by and between Fonix/ASI Corporation and Lernout & Hauspie Speech Products N.V., dated as of May 19, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(e))

           (10)(xxvi)Loan Agreement, dated as of April 22, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(f))

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

           (10)(xxix)Loan Agreement, dated as of May 19, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(i))

           (10)(xxx)First Amendment to Loan Agreement, dated as of August 12, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(j))

           (10)(xxxi)Agreement, dated as of July 31, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(k))

           (10)(xxxii)Series F Convertible Preferred Stock Purchase Agreement, Among Fonix Corporation, Sovereign Partners, LP, Dominion Capital Fund, LTD., Dominion Investment Fund, LLC, Canadian Advantage, L.P., and Queen LLC, dated as of February 1, 2000, which is incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

           (10)(xxxiii)Amended and Restated Series F Convertible Preferred Stock Purchase Agreement among Fonix Corporation and the investors identified therein dated May 22, 2000, which is incorporated by reference from the Company's Rule 424(b) Registration Statement on Form S-2, filed with the Commission on June 16, 2000 (therein designated as Exhibit 99.3)

           (10)(xxxiv)Equity Line Agreement between Fonix Corporation and Queen LLC, dated August 8, 2000, which is incorporated by reference from the Company's Registration Statement on Form S-2, filed with the Commission on August 10, 2000 (therein designated as Exhibit 99.4)

           (27)     Financial Data Schedule

(B) Reports filed on Form 8-K during the three-month period ended September 30, 2000: NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Fonix Corporation

Date: November 14, 2000                  /s/ Roger D. Dudley
     ---------------------------      --------------------------------
                                      Roger D. Dudley, Executive Vice President,
                                      Chief Financial Officer