Form 10-K
period 2000-12-31
FONIX CORP
filed 2001-04-02
CIK 855585

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000, or

[ ]       Transition  Report  pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 for the transition period from       to         .
                                                             -------  ---------

Commission File No. 0-23862

                                Fonix Corporation
             (Exact name of registrant as specified in its charter)


 Delaware                                                    87-0380088
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

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $92,208,533. calculated using a closing price of $0.45 per share on March 20, 2001. For purposes of this calculation, the registrant has included only the number of shares directly held by its officers and directors as of March 20, 2001, (and not counting shares beneficially owned on that date) in determining the shares held by non-affiliates. As of March 20, 2001, there were issued and outstanding 210,827,463 shares of the Company's Class A common stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                Fonix Corporation

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     Part I

                                                                            Page

Item  1.   Business............................................................3
Item  2.   Properties.........................................................19
Item  3.   Legal Proceedings..................................................20
Item  4.   Submission of Matters to a Vote of Security Holders................21

                                     Part II

Item  5.   Market for Registrant's Common Equity and Related
           Stockholder Matters................................................21
Item  6.   Selected Financial Data............................................23
Item  7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................24
Item  8.   Financial Statements and Supplementary Data........................31
Item  9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................31

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant.................32
Item 11.   Executive Compensation.............................................35
Item 12.   Security Ownership of Certain
           Beneficial Owners and Management...................................42
Item 13.   Certain Relationships and Related Transactions.....................44

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K........................................................45

                                     PART I

ITEM 1.               BUSINESS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT.

General

           Fonix Corporation, a Delaware corporation ("Fonix" or the "Company"), engages in marketing and developing proprietary technologies for natural user interface ("NUI") technologies, applications and solutions. The Company's NUI technologies, which include text-to-speech ("TTS"), neural network-based automated speech recognition ("ASR"), speech compression and handwriting recognition ("HWR"), are integrated into products for commercial and industrial applications. ASR, TTS, HWR and speech compression technologies are sometimes collectively referred to as "Core Technologies". The Company develops commercially available applications and solutions utilizing its Core Technologies that enable people to interact more easily with computers and electronic devices in multiple mass-market implementations. The Company believes its efficient and intuitive method of NUI enhances user productivity and efficiency in a broad range of markets in server-based and embedded applications and products.

            The Company currently markets its Core Technologies solutions and applications to software developers, consumer electronics manufacturers, micro-processor manufacturers, third-party product developers, operating system developers, network developers and Internet-related companies. The Company focuses its marketing efforts toward both embedded systems applications for mobile electronic devices and consumer products, and server-based solutions for Internet and telephony voice-activated applications. The Company pursues revenue opportunities through generation of royalty fees, product and technology licenses, product sales, non-recurring engineering fees, and support agreements.

           Manufacturers of consumer electronics products, software developers and Internet content developers use Fonix Core Technologies to simplify the use and increase the functionality of their products and services resulting in broader market opportunities and significant competitive advantage. Fonix solutions support multiple hardware and software platforms, are environment and speaker independent, optimize cost and power efficiencies and provide easy integration within a relatively small memory requirement as well as scalability for high density capacity.

           After initial introductions to the market in the fall of 1999 of ASR and TTS in software packages geared toward application developers, Fonix transitioned from a research and product development focus to a market-driven focus. The operations of the Company, including sales, marketing, engineering, product development and testing, and business development, have been restructured to deliver on customer needs and acceptance of NUI applications and solutions in multiple server-based and embedded products.

           In the research  report  "Wireless  Data:  Speaking Up"  (February 1,
2001), the investment banking firm Robertson Stephens states, "In our opinion, voice is the next killer application, poised at the start of a major new technology investment cycle." Fonix is well positioned to serve markets that are rapidly adopting speech-enabled applications. As footprint size, noise robustness, recognition accuracy and efficiency of speech technologies becomes increasingly critical, Fonix expects to provide compelling solutions to meet highly competitive customer demands.

Fonix Accelerated Application Solutions Technologies (FAAST)

           As the worldwide market for NUI technologies and products has expanded, consumer products manufacturers, software developers and Internet content developers have demanded decreased development time for NUI solutions and increased quality of user interface technologies. Fonix has responded to this demand with the development and release of FAAST, a proprietary development framework. FAAST provides developers with a speech application framework that enables rapid development of NUI applications that can be integrated quickly and efficiently into products. FAAST has been released in versions for both the server-based and embedded markets.

           The FAAST development framework is quickly becoming recognized by customers as a key ingredient to the successful launch of speech solutions. By implementing FAAST, developers are provided a dynamic development environment to integrate best-of-breed NUI technologies with minimal effort. Specifically, FAAST allows a developer to integrate into products a highly scalable framework that includes a broad range of key features necessary to create NUI functionality, such as speech. The FAAST framework includes support for multiple processors and operating system, highly flexible audio input drivers (i.e. microphone, HTML, XML, Web, MP3, telephony), output drivers (i.e. speaker, MP3, file, telephone, buffer), speech APIs (including SAPI and JSAPI), the Fonix graphical application builder, and the ability to plug-and-play multiple ASR and TTS engines. Furthermore, the FAAST development framework permits developers to employ Fonix TTS and ASR or speech components from other sources of their own choosing, as the needs of their total solution may dictate. Further benefits to the customer may include a single-source NUI solution, a clear product upgrade path, reduced integration time for NUI vendor upgrades and maximum product flexibility.

Marketing and Product Delivery Initiatives

           In the second quarter of 2001, Fonix intends to announce a strategic marketing program designed to assist its channel partners to adopt and integrate FAAST and Fonix NUI technologies. A Partner Program entitled "Powered by Fonix" will offer distinct advantages to developers, resellers, and corporate partners.

           Developer Partners - Designed to provide developers with a central location for accessing a wide array of developer tools produced by Fonix to help them successfully develop, deploy, and manage voice applications. The Company's primary objective is to provide access to multiple tools, such as FAAST, that help developers do their job. Some tools will offer enhanced capabilities, others will offer increased efficiency, and still others will provide unique capabilities that Fonix believes might interest developers. While some tools will be offered in full versions, others will be offered in evaluation versions so that developers can conveniently try them before purchasing.

           Reseller Partners - Designed to establish and strengthen relationships with the reseller community, the "Powered by Fonix Channel Partner Program" will offer benefits designed to strengthen relationships and promote the sale of Fonix technologies. With benefits like sales leads, marketing collateral, training, TTS hosting services, premium support and a secure reseller web site, Fonix will provide its partners with the tools they need to successfully implement the Fonix line of NUI solutions.

           Corporate Partner - Designed to address the needs of the Company's corporate customers, the Corporate Partner Program will focus on service, support and high level relationships directed at maintaining and recruiting key accounts and strategic partners.

           Because the Company is pursuing third party integration of Fonix NUI technology into mass market, industrial, general business and personal electronics products and computing solutions, lead time to revenue recognition will be longer than software products released directly into consumer channels. The Company's products sold and integrated into customer applications are subject to both customer production schedules and customer success in marketing the products and generating product sales.

Marketing and Sales Focus

           Fonix has organized marketing and sales groups to address the needs of emerging market opportunities and to ensure timely delivery of appropriate applications and solutions.

           Marketing. Headed by a vice president, the marketing group is responsible for corporate communications, public relations and information, direct product marketing, website operations, sales collateral and product specification descriptions, corporate and sales presentations, product research and management, product support, and trade show activity.

           Within the marketing group, industries and products receive specific attention:

           Industry market segments - Industry Marketing Directors guide Fonix product development in each industry, including market trend and development research, competitive analysis, industry developments, and technical requirements for required functions and features, and sales support.

           Product Management - Product Managers focus production efforts on time and specification requirements, product quality assurance, market introduction and product launch, competitive assurance, engineering coordination, product upgrade coordination, and sales support.

           Additionally, the marketing group develops direct channel sales opportunities for fully developed Fonix consumer applications. This includes the establishment of channel sales partners, products and supporting marketing processes.

           Sales. Headed by a vice president, the sales group is responsible to develop sales partners, opportunities, and relationships. The sales group is responsible to develop original equipment manufacturers ("OEM") application development projects, value-added resellers ("VAR") and other resellers, enterprise (large corporate) sales, cross-selling opportunities to the Company's existing customer base, and sales development for both server-based and embedded markets. Key customer relationships, specifically with existing corporate partnerships and relationships, are assigned to account representatives who are responsible to pursue revenue opportunities by meeting customer needs through product delivery.

           Fonix focuses its primary sales efforts on customers and markets with high margins, broad use, rapid development and market presence. Current sales strategy is governed by the following general principles:

           Focus on revenues - Pursue  specific  markets  where  revenues can be
           rapidly  realized   without   significant   continued   research  and
           development. Pursue opportunities that represent recurring revenue.

           Application replication - Focus on specific applications that can be developed and sold to multiple customers. Pursue integration where Fonix technologies are directly compatible and can be integrated as part of existing or new OEM products with minimal additional effort.

           Existing marketing channels and significant market share - Partner with customers who have existing marketing channels and leverage product sales through those channels. Pursue customers with dominant or significant market share and who are able to rapidly bring products to market.

           Second-tier customer support - Position Fonix as a provider of second-tier customer support, providing training and tools for Fonix customers who operate front line support systems for their end-user customers.



Market Strategy: Server-Based and Embedded Environments

           Fonix products and solutions are sold into two markets based on processor size and speed, and memory and power capacity. They include server-based solutions (scaling from desktop/laptop applications to connected server applications and even to full distributed solutions) and embedded solutions (smaller processors with limited memory and power capacity).

           Server-Based Markets - Interactive voice response solutions and voice web portal development are two of the most advanced markets for automated speech, and sales are increasing each year. Current industry revenue estimates indicate that customized automated call centers, virtual operators, packaged call center software, custom vertical market dictation systems and general desktop dictation systems have led server-based speech applications into the market. Additionally, new product areas for automated speech include network systems, telephone company email reader services, software document readers, Internet navigation and screenless access, website text readers and mobile computing solutions. Currently, server-based markets are trending toward the convergence of wireless data transmission and connectivity between mobile computing and fixed-server databases.

           The FAAST framework, including Fonix TTS and ASR engines, is marketed primarily to solution integrators, including OEMs and VARs, who bring together various applications and products to provide a complete solution to their end-user customers. Fonix has entered into agreements with several key solution providers such as Nortel Networks, Nuance Communications, Envox, and Motorola Mobile Internet Exchange for one or both of these engines.

           Fonix continues to focus on product enhancement and application delivery in the following server-based markets:

           Interactive voice response ("IVR") - Telephony applications for corporate call centers, short messaging services and information retrieval from server databases are already common. FAAST facilitates upgrades and shortens development time required for new systems.

           Internet Voice Portals - Speech-enabled access to the Internet and website navigation are rapidly emerging needs. Fonix is developing and anticipates marketing products for voice portals to the Internet that may be purchased for use by portal companies, website and content providers, Internet service providers and browsers.

           Website readers - Because over 70% of all web content is text, demand for products allowing web content to be read to the user is quickly growing. Fonix has developed a web page reader that can be added to websites. This voice solution is targeted toward the largest web content providers worldwide in media, government, business and other industries.

           Network systems command and control and email reader - Fonix provides TTS which can be seamlessly integrated into network software to speech-enable software applications.

           Embedded Markets - Increasingly efficient and powerful computing solutions have resulted in the development of new markets by creating smaller, more convenient devices and applications equipped with personalized functions. These applications include personal digital assistants (PDAs), cellular phones, web pads, wireless communication devices, automotive telematics and other consumer electronics. A significant deterrent to full functionality of these powerful and small computing devices is the current need for a keyboard, touch screen and/or a mouse to interface with the device. Recent integration of HWR technology has helped to increase the demand for these devices and has prepared markets to pay for ASR and TTS in computing solutions. Other product development initiatives that may drive additional interest in NUI technologies include electronic books, wearable computers, smart toys and appliances such as VCRs, answering machines, wireless climate control systems, and command-and-control applications.

           Fonix ASR and TTS technologies have memory and power requirements that fall well within tolerances needed to speech-enable applications using existing 16-bit and 32-bit processors. To capitalize on this distinct competitive advantage, Fonix is pursuing sales and partnership relationships with companies offering embedded products for mass consumer markets, industrial applications, and business computing solutions. Currently, Fonix has ported its NUI technologies to several RISC processors including ARM, Epson EOC 33A104 and 208, the Infineon TriCore, and to Microsoft Windows CE hardware platforms including Intel StrongArm(R), Hitachi SH3 and SH4, and MIPS core.

           Fonix focuses on product development and application delivery in the following embedded markets:

           PDAs such as handheld computers requiring a developed operating system with multiple functionality for both consumer and enterprise markets.

           Consumer electronics characterized by common processor usage and typically no formal operating system.

           Automotive  telematics  which  require   command-and-control   speech
           applications for common in-car functions and entertainment systems.

           Cellular phones which require command-and-control speech applications for both current market phone functions and future smart phone applications.

           Fonix has identified channel and direct sales opportunities for ASR, TTS, and HWR technologies in embedded markets.

           Chip Manufacturers - Digital signal processor, microprocessor, and controller manufacturers are highly focused on technology innovations that will support and drive sales of chips via third-party vendors. Fonix has ported ASR and TTS to multiple platforms and is leveraging sales through the third-party software networks. Partners in this area include Motorola, Intel, Epson and Infineon.

           Design and Operating System Developers - Reference platform and product designers provide opportunity for design-in speech technology sales. These companies are channels to major consumer electronics marketers. Current design partners include Doctor Design (Wind River) and Accelent.

           Software Developers and Resellers - Software developers in multiple markets, including operating systems, increasingly enable their software products with one or more NUI technologies, resulting in leveraged product sales and potential royalty revenue opportunities. Current partners include PurpleSoft, Microsoft and QNX.

           Product Developers and Manufacturers - Many companies are seeking NUI technologies to integrate into a host of consumer electronics devices, commercial applications, and business solutions. Primary markets for these applications are in automotive and aviation telematics, industrial wearable computers, mobile communications devices and PDAs in both consumer and vertical markets. Current OEM customers include Panasonic and Thomson Consumer Electronics.

           Direct Sales of Embedded Applications - Fonix has developed and sold, through website and reseller channels, complete software applications directly to consumers and expects to continue this effort with new products. Current products include TimeTalk and iSpeak.


Core Technologies and Product Applications

           The  Company  expended  $5,871,414  in 2000,  $7,909,228  in 1999 and
$13,060,604 in 1998 on product development and research of its NUI technologies. During 2000, 1999 and 1998, the Company received $656,853, $439,507 and
$236,586, respectively, in revenue from the licensing of NUI technologies. In addition to these revenues, Fonix received non-refundable license fees totaling $2,368,138 paid in 1998 by an international microchip manufacturer.

           ASR. Fonix researchers have developed and patented what the Company believes to be a fundamentally unique approach to the analysis of human speech sounds and the contextual recognition of speech. Fonix ASR technologies attempt to approximate the techniques employed by the human auditory system and language understanding, based upon the use of a series of neural networks. The Fonix ASR technologies use information in speech sound features perceptible to humans but not discernible by other ASR systems. As presently developed, the phonetic sound recognition engine is comprised of several components, including audio signal processing, a feature extraction process, a phoneme estimation process and a linguistic process based on the neural net technologies. This development has yielded a proprietary ASR system utilizing a unique method of extracting the fundamental mathematical elements from the acoustic speech signal, a neural net-based phoneme (speech sound) identifier, and neural-net architecture for modeling the many complex elements of human language. The latter component is known as MULTCONSTM or multi-level temporal constraint satisfaction network. These developments are the subject of issued and allowed patents as well as other patent applications that are pending.

           The Company believes the reliable recognition of natural, spontaneous speech spoken by one or more individuals in a variety of common environments by means of a conveniently placed microphone will significantly improve the performance, utility and convenience of applications. Such applications include computer command-and-control, voice-activated navigation of the Internet, automotive telematics, data input, text generation, telephony transactions, continuous dictation and others in both embedded and server-based environments.

           Fonix has pursued the development of its ASR technologies to produce practical applications and products by overcoming the limitations of currently available commercial speech recognition systems and broadening the market acceptance and use of NUI technologies. Key benefits that help differentiate Fonix ASR technologies from other currently available competitive products include:

           Significantly reduced computer memory requirements - allow speech recognition to operate in embedded system environments, or enable server-based systems to operate with lower memory requirements that permit significantly more simultaneous users.

           Significantly reduced power requirements - make ASR available for use in smaller computing solutions with limited battery/power capacity and enable more simultaneous users on server-based systems.

           Speaker independence - allows various speakers to use the same system without training the system to a particular user's voice and dialect.

           Noise immunity quality - allows the ASR system to extract ambient background noise, permitting higher recognition rates in noisy environments and reduces the need for direct-wired microphones or headsets.

           Rapid  porting to multiple  computer  chip  platforms  and  operating
           systems  -  creates   broad   product   demand  in  embedded   system
           environments.

           FAAST graphical application software developer kit ("SDK") - uses a visual, integrated development environment that allows customers to build applications rapidly with high success rate and few outside resources, thereby accelerating product time-to-market.

           Fonix products currently employing ASR technologies include FAAST Embedded and FAAST Embedded for Windows CE development frameworks that utilize a visual interface and graphical representation of elements to facilitate creation of speech-enabled applications in embedded environments.

           TTS. Fonix has developed two TTS engines, one for use with a large or unlimited vocabulary and the other for use with a customized, smaller vocabulary. Both engines utilize phonetic splicing to create words, are exceptionally high quality in their respective domains and have specific market focus.

           The unlimited vocabulary synthetic voice engine can "speak" text of any length and verbiage. The engine is deployed in both male and female voices and in multiple languages including American English, U.K. English,

French,  German,  Spanish,  Italian,  Dutch, Swedish,  Finnish,  Icelandic,  and
Norwegian for uses which include email reading, web content reading and streaming and document reading. A key competitive advantage of the unlimited vocabulary engine is the ability to scale to a very broad range of applications. Fonix TTS engines are able to deploy over eight times the channel density of the nearest competitor, thus allowing significant hardware cost savings for customers. Additionally, this unlimited TTS technology has been compressed to levels well under five megabytes in memory size to allow use in many embedded devices.

           Custom or limited domain TTS is human quality synthetic speech and can be deployed for vocabularies of up to 2,000 word blocks. Because the dictionary for the custom engine is defined, connecting polysyllables or elements of words that are larger than phonemes creates the application.
Applications for this technology include prompts and confirmation for command-and-control systems, weather reports, traffic reports, etc. This engine enjoys a memory size well under one megabyte and very low power requirements and therefore is ideal for use in embedded, mobile and wireless applications.

           Fonix synthetic speech products produce a high-quality, human-sounding voice that includes full voice inflection, intonation, and clarity. In addition to the human-like quality of the Fonix TTS, the technology employed for processing the speech synthesis is significantly more efficient than other competing technologies allowing Fonix TTS to operate in single-user embedded environments as well as providing more simultaneous speech channels on server-based applications.

           Fonix products currently employing TTS technologies include:

           FAAST TTS 5.1 - A software development framework that delivers TTS to telephony, voice portal and Internet applications.

           FAAST Embedded 1.1 - A software development framework that delivers TTS and ASR to embedded applications.

           iSpeak - A personal text reader for desktop and laptop systems that reads to the user from any text file out loud in a natural, human-sounding voice.

           TimeTalk - A small software utility program for Pocket PC that reads time out loud in a pleasant, human-quality voice.

           Speak@Me - A TTS converter for audio playback across the Internet that gives web content providers the ability to deliver audio content to customers using a Real Audio player plug-in.

           HWR. The Fonix HWR system converts natural handwriting into text that can be read by electronic devices. It recognizes conventional cursive writing, printing, and a natural, single-stroke alphabet. The single-stroke alphabet is marketed under the "Allegro" brand name. Because it recognizes natural handwriting styles as well as predefined high definition characters, the Allegro system is quicker and requires less training than other similar applications.

           In addition to currently available Allegro products, the Company is also developing applications that will allow HWR to be used as a natural handwriting interface with many handheld and tablet PC applications. Such applications are designed to provide character recognition using any graphic pen or stylus and computer tablet and forwards the characters to whatever application the user is currently working in.

Employees

           As of March 20, 2001, the Company employed 115 people. Of this total, 61 were employed in product development and delivery, 33 were employed in sales and marketing, and 21 were employed in strategic development, administration and support.

                               RECENT DEVELOPMENTS

2000 Annual Meeting of Stockholders

           Fonix held its 2000 Annual Meeting of Stockholders on September 28, 2000, at which 130,262,281 shares were represented in person or by proxy. The stockholders elected Thomas A. Murdock, Roger D. Dudley, John A. Oberteuffer, William A. Maasberg Jr. and Mark S. Tanner to The Company's board of directors, and approved the board's selection of Arthur Andersen LLP as the Company's independent public accountants for the year ended December 31, 2000.

Expansion Activities

           Advocast - In 1997 and 1998, Fonix purchased 60,200 shares of Series A 6% Convertible Preferred Stock (the "Advocast Preferred Stock") of Advocast, Inc. ("Advocast") for $1,521,755. Subsequent to 1998, Advocast obtained an additional $1,000,000 in financing from third parties, and continued developing its technology to the point where it is ready for integration with speech technologies, such as those available from Fonix.

           On February 26, 2001, Fonix agreed to provide an additional $100,000 of financing under the terms of a 6% convertible debenture. The debenture is due February 26, 2002, and is secured by the intellectual property and operating assets of Advocast. The debenture is convertible into shares of Advocast common stock at a rate of $8.62 per share at the option of Fonix. Furthermore, Fonix has the right to convert its Advocast Preferred Stock into additional principal under the debenture at a rate of $25 per share of Preferred Stock. If converted, the resulting balance due under the debenture is subject to the same terms of conversion into Advocast common stock or becomes due and payable six months following the original due date of the convertible debenture. Fonix has not yet advanced any amounts under the debentures.

           Advocast and Fonix also entered into an agreement whereby Advocast will provide consulting services to Fonix for development of Internet applications of the Company's NUI technologies. The term of the agreement is three months and may be renewed at the Company's option for an additional three months. Fonix will pay Advocast $10,000 per month for these consulting services. To date, Fonix has paid $30,000 to Advocast pursuant to the consulting agreement.

           Audium - In February 2001, the Company and Phone2Networks, Inc. dba Audium ("Audium") entered into a collaboration agreement to provide an integrated platform for generating Voice XML solutions for Internet and telephony systems. Audium is a mobile application service provider that builds and operates mobile applications that allow access to Internet information and complete online transactions using any telephone. The collaboration will include integration of FAAST with Audium's mobile applications development capability.

           In connection with the collaboration agreement, in February 2001, the Company advanced $200,000 to Audium as a bridge loan. The loan bears interest at a rate of 12 percent per year, is due on or before February 28, 2003 and is convertible into shares of Audium Series A Convertible Preferred Stock.

           Telia - Telia Promotor AB ("Telia"), a wholly owned subsidiary of Telia AB, a Swedish telecommunications company, has developed multiple language capability for integration into TTS applications. In October 2000, the Company entered into a revenue sharing arrangement with Telia that provides that Fonix will pay a percentage of revenue to Telia for Fonix licenses of TTS technology that include languages other than American English provided by Telia.

           Korea Sales Office - In March 2001, the Company opened an office in Seoul, Korea, to sell and market Fonix products and solutions in the embedded and server markets to Korean manufacturers of microprocessor chips and consumer electronics, and through VARs for retail distribution.

Financing Activities

           Convertible Promissory Note and Private Equity Lines of Credit On June 20, 2000, the Company executed a convertible promissory note (the "2000 Note") with a private investor in the amount of $7,500,000 and was permitted to draw funds as they were required for operations. During 2000, the Company drew the entire amount available and recorded $106,348 as interest and financing expense. Principal and interest were converted into 11,544,775 shares of Class A common stock. The Company also recorded a beneficial conversion feature in the amount of $3,447,623 related to borrowings under the promissory note.

           On August 8, 2000, the Company entered into a Private Equity Line Agreement ("Equity Line") with the same investor (the "Equity Line Investor"), which gives the Company the right to draw down a maximum of $20,000,000 for operations and other purposes. The initial $7,500,000 was obtained as part of the convertible promissory note described above. The balance remaining under the Equity Line is available to the Company through a mechanism of draws and puts of stock. The Company is entitled to draw funds and to "put" to the Equity Line Investor shares of Class A common stock in lieu of repayment of the draw. The number of shares issued is determined by dividing the dollar amount of the draw by 90 percent of the average of the two lowest closing bid prices of Class A common stock over the seven trading-day period following the date the Company tenders the put notice. The Equity Line Investor funds the amounts requested by the Company within two trading days after the seven trading-day period.

           During 2000, draws taken under the Equity Line amounted to $3,973,508 and were converted to 12,492,680 shares of Class A common stock. Subsequent to December 31, 2000, additional draws amounting to $3,010,000 were converted into 6,770,945 shares of Class A common stock. As of March 20, 2001, $5,516,492 of credit remains available to be drawn on the Equity Line.

           Series F Convertible Preferred Stock In February 2000, Fonix entered into an agreement with five investors whereby Fonix sold to the investors a total of 290,000 shares of its Series F convertible preferred stock, in return for cash of $2,750,000. In May 2000, the Series F investors and the Company agreed to amend the Series F Stock Purchase Agreement adding a sixth investor and increasing the number of Series F preferred shares issued by 26,036 shares, bringing the total to 316,036 shares of Series F convertible preferred stock issued. The Series F preferred stock was convertible into shares of Fonix's Class A common stock during the first 90 days following the closing of the transaction at a price of $0.75 per share, and thereafter at a price equal to 85% of the average of the three lowest closing bid prices in the 20-day trading period prior to the conversion of the Series F preferred stock. A registration statement describing the Class A common stock to be issued upon conversion of the Series F preferred stock was declared effective February 11, 2000. In 2000, 309,963 shares of Series F preferred stock and related dividends were converted into 8,342,820 shares of Class A common stock and the Company recorded a beneficial conversion feature in the amount of $2,750,000 at the date of issuance. Subsequent to December 31, 2000, the remaining 6,073 shares of Series F convertible preferred stock and related dividends were converted into 519,067 shares of Class A common stock.

           Series D Convertible Preferred Stock During 2000, 217,223 shares of Series D preferred stock together with related dividends, were converted into 15,436,378 shares of Class A common stock. After the above conversions, 164,500 shares of Series D preferred stock remained outstanding as of December 31, 2000. Subsequent to December 31, 2000, the remaining shares of Series D preferred stock and related dividends, were converted into 13,978,440 shares of Class A common stock.

           Registrations on Form S-2 In compliance with registration rights granted in connection with the Series F Convertible Preferred Stock and certain aspects of previous convertible preferred stock and debenture transactions, Fonix registered 56,864,399 shares of its Class A common stock. The registration statement filed on Form S-2 became effective February 11, 2000, and was later amended and declared effective December 4, 2000.

           In compliance with registration rights granted in connection with the Equity Line transaction described above, Fonix registered 53,185,889 shares of its Class A common stock. The registration statement filed on Form

S-2 became effective September 5, 2000, and was later amended and declared effective December 4, 2000.

Grants of Stock Options

           During 2000, Fonix granted options to purchase 7,116,067 shares of Class A common stock as follows:

Grantee                           Number of Shares    Exercise Prices
- --------------                    ----------------    ----------------
Directors and Executive Officers       4,800,000       $0.28 - $1.01
Employees                              2,052,400       $0.28 - $1.50
Consultants                              263,667       $0.28 - $1.00

           The term of all of these stock options is ten years from the date of grant. During 2000, 675,570 options expired without exercise. As of December 31, 2000, the Company had a total of 19,857,700 options outstanding, of which 18,923,001 were exercisable at a weighted average exercise price of $3.07.

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

           Since its inception, Fonix has sustained losses. Such losses continue due to ongoing operating expenses and a lack of revenues sufficient to offset operating expenses. Fonix had limited working capital of $180,356 at December 31, 2000. Fonix has raised capital to fund ongoing operations by private sales of its securities, some of which have been highly dilutive and involve considerable expense. In its present circumstances, there is substantial doubt about Fonix's ability to continue as a going concern absent significant sales of its existing products, substantial revenues from new licensing or co-development contracts or continuing large sales of its securities.

           Fonix incurred net losses of $22,761,229, $21,662,419, and $43,118,782 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, Fonix had an accumulated deficit of $143,040,284. As of December 31, 2000, Fonix owed trade payables of approximately $655,352, of which $224,436 are more than 60 days past due.

           The Company expects to spend significant amounts to enhance its products and technologies, expand domestic and international sales and operations and fund research and development. As a result, the Company will need to generate significant additional revenue to achieve profitability. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. If the Company does not achieve and maintain profitability, the market price for its common stock may further decline, perhaps substantially.

If Fonix does not receive additional capital when and in the amounts needed in the near future, its ability to continue as a going concern is in substantial doubt.

           Fonix anticipates incurring substantial sales and marketing, product development and research and general operating expenses in the future that will require substantial amounts of additional capital on an ongoing basis. Fonix will most likely have to obtain such capital from sales of its equity, convertible equity and/or debt securities. Obtaining future financing may be costly and will likely be dilutive to existing stockholders. If Fonix is not able to obtain financing when and in the amounts needed, and on terms that are acceptable to it, Fonix's operations, financial condition and prospects could be materially and adversely affected, and Fonix could be forced to curtail its operations or sell part or all of its assets, including its Core Technologies.

Continuing debt obligations could impair Fonix's ability to continue as a going concern.

           At present, Fonix's revenues from existing licensing arrangements and products are not sufficient to offset Fonix's ongoing operating expenses or to pay in full the Company's current debt obligations. There is substantial risk, therefore, that the existence and extent of the debt obligations described above could adversely affect Fonix, its operations and financial condition.

Holders of Fonix Class A common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of Class A common stock in connection with the Equity Line:

           Introduction

           The following table describes the number of shares of Class A common stock that would be issuable as of March 20, 2001, assuming that the full amount of the Equity Line had been put to the Equity Line Investor, and further assuming that the applicable conversion or exercise prices at the time of such conversion or exercise were the following amounts.


                                           Equity Line - Shares
  Hypothetical Conversion/                 issuable upon put of
        Exercise Price                     remaining $5,516,492
- ------------------------------            -----------------------
            $0.25                           22,065,968
            $0.75                           7,355,323
            $1.50                           3,677,661
            $2.25                           2,451,774
            $3.00                           1,838,831

           Given the formulas for calculating the shares to be issued under the Equity Line, there effectively is no limitation on the number of shares of Class A common stock which may be issued in connection with a put under the Equity Line. If the market price of the Class A common stock decreases, the number of shares of Class A common stock issuable in connection with the Equity Line will increase.

           Overall Dilution to Market Price and Relative Voting Power of Previously Issued Common Stock

           The issuance of Class A common stock in connection with the Equity Line may result in substantial dilution to the equity interests of other holders of the Company's Class A common stock. Specifically, the issuance of a significant amount of additional Class A common stock would result in a decrease of the relative voting control of the Company's Class A common stock issued and outstanding prior to the issuance of Class A common stock in connection with the Equity Line. Furthermore, public resales of the Company's Class A common stock following the issuance of Class A common stock in connection with the Equity Line likely would depress the prevailing market price of the Company's Class A common stock. Even prior to the time of actual conversions, exercises and public resales, the market "overhang" resulting from the mere existence of the Company's obligation to honor such conversions or exercises could depress the market price of the Company's Class A common stock.

           Increased Dilution With Decreases in Market Price of Class A Common Stock

           The formulas for determining the number of shares of Class A common stock under the Equity are based, in part, on the market price of the Class A common stock and likely will include a discount from the market price. As a result, the lower the market price of the Company's Class A common stock at and around the time the Company puts shares under the Equity Line, the more Class A common stock the Equity Line Investor receives. Any increase in the number of shares of the Company's Class A common stock issued upon conversion or put of shares as a result of decreases in the prevailing market price would compound the risks of dilution described in the preceding paragraph of this risk factor.

           Increased Potential for Short Sales

           Downward pressure on the market price of the Company's Class A common stock that likely would result from sales of the Company's Class A common stock issued in connection with a put under the Equity Line could encourage short sales of Class A common stock by the Equity Line Investor. Material amounts of such short selling could place further downward pressure on the market price of the Company's Class A common stock.

           Limited Effect of Restrictions on Extent of Conversions

           Fonix is prohibited from putting shares to the Equity Line Investor under the Equity Line if such put would result in that investor holding more than 4.999% of the then outstanding Class A common stock. These restrictions, however, do not prevent the Equity Line Investor from selling shares of Class A common stock received in connection with a put, and then receiving additional shares of Class A common stock in connection with a subsequent put. In this way, the Equity Line Investor could sell more than 4.999% of the outstanding the Company's Class A common stock in a relatively short time frame while never holding more than 4.999% at one time.

Fonix has a limited product offering and many of its key technologies are still in the product development stage.

           Presently, there are a limited number of commercially available applications or products incorporating the Company's Core Technologies. For the Company to be ultimately successful, sales from these product offerings must be substantially greater. An additional element of Fonix's business strategy is to achieve revenues through appropriate strategic alliances, co-development arrangements, and license arrangements with third parties. The Company has recently entered into licensing and joint-marketing agreements with Intel and Microsoft. These agreements provide for joint marketing and application development for Intel and Microsoft end-users or customers. There can be no assurance that these collaboration agreements will produce license or other agreements which will generate material revenues for Fonix.

The market for many of Fonix's technologies and products is largely unproven and may never develop sufficiently to allow Fonix to capitalize on its technology and products.

           The market for NUI technologies is relatively new and rapidly evolving. Additionally, Fonix's technologies are new and, in many instances, represent a significant departure from technologies which already have found a degree of acceptance in the NUI marketplace. The financial performance of Fonix will depend, in part, on the future development, growth, and ultimate size of the market for NUI applications and products generally, and applications and products incorporating Fonix's technologies and applications. Accordingly, in order to achieve commercial acceptance of the Core Technologies, Fonix will have to educate prospective customers, including large, established telecommunications companies, about the uses and benefits of NUI software in general and its products in particular. If these efforts fail, or if NUI software platforms do not achieve commercial acceptance, the Company's business could be harmed.

           The applications and products which incorporate the Fonix Core Technologies will be competing with more conventional means of information processing such as data entry, access by keyboard or touch-tone telephone, or professional dictation services. Fonix believes that there is a substantial potential market for applications and products incorporating advanced NUI technologies including ASR, TTS, HWR, speech compression, speaker identification and verification, pen and touch screen input, and natural language understanding. Nevertheless, such a market for Fonix's technologies or for products incorporating Fonix's technologies may never develop to the point that profitable operations can be achieved or sustained.

The application and delivery of the Company's Core Technolgies to end users is dependent upon third party integration and may be subject to delays and cancellations that are beyond the Company's control.

           Because the Company is pursuing third party integration of Fonix NUI technologies into mass market, industrial, general business and personal electronics products, and computing solutions, lead time to revenue recognition will be longer than software products directly released into consumer channels. Purchase of the Company's products often require a significant expenditure by a customer. Accordingly, the decision to purchase the Company's products typically requires significant pre-purchase evaluation. The Company may spend significant time educating and providing information to prospective customers regarding the use and benefits of its products and technologies. During this evaluation period, the Company may expend substantial sale, marketing and management resources.

           Further, the Company's products and technologies sold and integrated into customer applications are subject to both customer production schedules and customer success in marketing the products and generating product sales. The Company's revenues are thus subject to delays and possible cancellation resulting from customer integration risks and delays.

           In cases where the Company's contract with its customers specifies milestones or acceptance criteria, the Company may not be able to recognize license or services revenue until these conditions are met. The Company has in the past and may in the future experience unexpected delays in recognizing revenue. Consequently, the length of the Company's sales and implementation cycles and the varying order amounts for its products make it difficult to predict the quarter in which revenue recognition may occur and may cause license and services revenue and operating results to vary significantly from period to period. These factors could cause the Company's stock price to be volatile or to decline.

Competition from other industry participants and rapid technological change could impede Fonix's ability to achieve profitable operations.

           The computer hardware and software industries are highly and intensely competitive. In particular, the NUI market sector and, specifically, the ASR, computer voice and communications industries are characterized by rapid technological change. Competition in the NUI market is based largely on marketing ability and resources, distribution channels, technology and product superiority and product service and support. The development of new technology or material improvements to existing technologies by Fonix's competitors may render Fonix's technologies less attractive or even obsolete. Accordingly, the success of Fonix will depend upon its ability to continually enhance its technologies and interactive solutions and products to keep pace with or ahead of technological developments and to address the changing needs of the marketplace. Some of Fonix's competitors have greater experience in developing, manufacturing and marketing NUI technologies, applications and products, and some have far greater financial and other resources than Fonix, or its potential licensees and co-developers, as well as broader name-recognition, more-established technology reputations, and mature distribution channels for their products and technologies. Barriers to entry in the software industry are low, and as the market for various NUI products expands and matures, Fonix expects more entrants into this already competitive arena.

Fonix's failure to respond to rapid change in the NUI market could cause the Company to lose revenue and harm its business.

           The NUI industry is relatively new and rapidly evolving. Fonix's success will depend substantially upon its ability to enhance its existing technologies and products and to develop and introduce, on a timely and cost-effective basis, new technologies, products and features that meeting changing end-user requirements and incorporate technological advancements. If the Company is unable to develop new products and enhanced functionalities or technologies to adapt to these changes, or if the Company cannot offset a decline in revenue from existing technologies and products with sales of new products, the Company's business would suffer.

           Commercial acceptance of the Company's products and technologies will depend, among other things, on:

          o the ability of the Company's products and technologies to meet and adapt to the needs of its target markets;

          o the performance and price of the Company's products and its competitors' products; and

          o the Company's ability to deliver customer services directly and through its resellers.

Any software defects in the Company's products could harm its business and result in litigation.

           Complex software products such as the Company's may contain errors, defects and bugs. With the planned release of any product, Fonix may discover these errors, defects and bugs and, as a result, its products may take longer than expected to develop. In addition, Fonix may discover that remedies for errors or bugs may be technologically unfeasible. Delivery of products with undetected production defects or reliability, quality, or compatibility problems could damage its reputation. Errors, defects or bugs could also cause interruptions, delays or a cessation of sales to the Company's customers. Fonix could be required to expend significant capital and other resources to remedy these problems. In addition, customers whose businesses are disrupted by these errors, defects and bugs could bring claims against Fonix which, even if unsuccessful, would likely be time-consuming and could result in costly litigation and payment of damages.

In order to increase the Company's international sales, the Company must develop localized versions of its products. If the Company is unable to do so, it may be unable to grow its revenue and execute its business strategy.

           Fonix intends to expand its international sales, which requires it to invest significant resources to create and refine different language models for each particular language or dialect. These language models are required to create versions of Fonix's products that allow end users to speak the local language or dialect and be understood. If Fonix fails to develop localized versions of its products, Fonix's ability to address international market opportunities and to grow its business will be limited.

Fonix may encounter difficulties in managing its growth, which could prevent it from executing its business strategy.

           Fonix's growth has placed, and continues to place, a significant strain on its resources. To accommodate this growth, the Company must continue to upgrade a variety of operational and financial systems, procedures and controls and hire additional employees to support increased business and product development activity. This has resulted in increased responsibilities for Fonix's management. Fonix's systems, procedures and controls may not be adequate to support its operations. If the Company fails to improve its operational, financial and management information systems, or to hire, train, motivate or manage its employees, the Company's business could be harmed.

If the Company is unable to hire and retain technical, sales and marketing and operational employees, its business could be harmed.

           The Company intends to hire additional employees, including software engineers, sales and marketing employees and operational employees. Competition for hiring these individuals is intense, especially in the Salt Lake City area where the Company is headquartered, and it may not be able to attract, assimilate, or retain additional highly qualified employees in the future. The failure to attract, integrate, motivate and retain these employees could harm Fonix's business.

The Company's stock price is volatile, and an investor may not be able to resell its shares at or above the purchase price.

           In recent years, the stock market in general, and the OTC Bulletin Board and the securities of technology companies in particular, has experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may materially adversely affect the Company's stock price, regardless of its operating results.

Fonix's independent public accountants have included a "going concern" paragraph in their reports for the years ended December 31, 2000, 1999 and 1998.

           The independent public accountants' reports for Fonix's financial statements for the years ended December 31, 2000, 1999 and 1998 include an explanatory paragraph regarding substantial doubt about Fonix's ability to continue as a going concern. This may have an adverse effect on the Company's ability to obtain financing to further develop and market its products.

Fonix's operations and financial condition could be adversely affected by Fonix's failure or inability to protect its intellectual property or if Fonix's technologies are found to infringe the intellectual property of a third party.

           Dependence on proprietary technology

           Fonix's success is heavily dependent upon its proprietary technology. Certain elements of the Company's Core Technologies are the subject of six patents issued and allowed by the United States Patent and Trademark Office and 13 other patent applications are pending. In addition to its patents, Fonix relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Such means of protecting Fonix's proprietary rights may not be adequate because such laws provide only limited protection. Despite precautions that Fonix takes, it may be possible for unauthorized third parties to duplicate aspects of the Fonix technologies or the current or future products or technologies of its business units or to obtain and use information that Fonix regards as proprietary. Additionally, Fonix's competitors may independently develop similar or superior technology. Policing unauthorized use of proprietary rights is difficult, and some international laws do not protect proprietary rights to the same extent as United States laws. Litigation periodically may be necessary to enforce Fonix's intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others.

           Risks of infringement by Fonix upon the technology of unrelated parties or entities

           Fonix is not aware and does not believe that any of its technologies or products infringe the proprietary rights of third parties. Nevertheless, third parties may claim infringement with respect to its current or future technologies or products or products manufactured by others and incorporating Fonix's technologies. Fonix expects that developers of NUI technologies increasingly will be subject to infringement claims as the number of products and competitors in the industry grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming, result in costly litigation, cause development delays, or require Fonix to enter into royalty or licensing agreements. Royalty or license agreements may not be available on acceptable terms or at all. As a result, infringement claims could have a material adverse affect on Fonix's business, operating results, and financial condition.

Fonix is subject to the risk that certain key personnel, including key scientific employees and independent contractors named below, on whom Fonix depends, in part, for its operations, will cease to be involved with Fonix.

           Fonix is dependent on the knowledge, skill and expertise of several key scientific employees, including John A. Oberteuffer, Ph.D., Dale Lynn Shepherd, Mark Hamilton, R. Brian Moncur, and Doug Jensen; independent contractors including C. Hal Hansen, Tony R. Martinez, Ph.D., and Kenneth P. Hite; and executive officers, including Thomas A. Murdock, Roger D. Dudley and William A. Maasberg, Jr. The loss of any of the key personnel listed above could materially and adversely affect Fonix's future business efforts. Although Fonix has taken reasonable steps to protect its intellectual property rights including obtaining non-competition and non-disclosure agreements from all of its employees and independent contractors, if one or more of Fonix's key scientific employees, executive employees or independent contractors resigns from Fonix to join a competitor, to the extent not prohibited by such person's non-competition and non-disclosure agreement, the loss of such personnel and the employment of such personnel by a competitor could have a material adverse effect on Fonix. Fonix does not presently have any key man life insurance on any of its employees.

Fonix's charter and bylaws and Delaware law contain provisions which may delay or prevent a change of control of the Company.

           Provisions of the Company's charter and bylaws may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of Fonix. These provisions could limit the price that investors might be willing to pay in the future for shares of Class A common stock. These provisions include:

          o procedures for advance notification of stockholder nominations and proposals; and

          o the ability of the board of directors to alter the Company's our bylaws without stockholder approval.

           In addition, the board of directors has the authority to issue up to 50,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The board utilized this right when approving and issuing the Series A through Series F preferred stock. The issuance of preferred stock, while providing flexibility in connection with financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of Fonix's outstanding voting stock.

Fonix may incur a variety of costs to engage in future acquisitions of companies, products or technologies, and the anticipated benefits of those acquisitions may never be realized.

           The Company may make acquisitions of, or significant investments in, complementary companies, products or technologies. Any future acquisitions would be accompanied by risks such as:

          o difficulties in assimilating the operations and employees of acquired companies;

          o    diversion  of  management's   attention  from  ongoing   business
               concerns;

          o    potential  inability  to maximize  the  Company's  financial  and
               strategic  position  through  the  successful   incorporation  of
               acquired technology and rights into its products and services;

          o additional expense associated with amortization of acquired assets;

          o    maintenance  of  uniform  standards,   controls,  procedures  and
               policies; and

          o impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees.

           Fonix cannot guarantee that it will be able to successfully integrate any business, products, technologies or employees that it might acquire in the future, and its failure to do so could harm its business.

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

ITEM 2.              PROPERTIES

           The Company owns no real property. Commencing in October 1996, the Company leased a 25,600 square foot facility in Draper, Utah, from an unaffiliated third party at which it conducts its principal scientific research, product development and sales and marketing activities. The Company's lease of that facility is for a term of eight years, with a right to terminate after five years, at the Company's option. Provided that the Company is not in default under the lease, the Company has the option to extend the lease for five additional years. The average base monthly lease payment over the eight-year life of the lease for that facility is $28,389. Beginning in May 1999, the Company subleased approximately 10,224 square feet of this space to an unrelated third party for a monthly rental of $13,961. The sublease expired December 2000.

           In addition to the Draper facility, the Company subleases office space on a month-to-month basis at market rates for its corporate headquarters and administrative operations in Salt Lake City, Utah, under subleases from SCC Asset Management, Inc., formerly Studdert Companies Corporation ("SCC"). SCC is owned and controlled by three individuals, two of whom are executive officers and directors of the Company. (See "Certain Relationships and Related Transactions," and "Security Ownership of Certain Beneficial Owners and Management"). The two executive officers and a former executive officer of the Company have personally guaranteed these leases in favor of SCC's landlord. The leases expire December 2002 and February 2003 and require monthly rental payments of $10,368.

           The Company leases approximately 1,377 square feet of office space in Lexington, Massachusetts, where it conducts sales and marketing for its Core Technologies and product development for pen/voice products and other applications. This lease expires November 30, 2002 and requires monthly rental payments of $2,754.


           Effective May 25, 1999, the Company entered into an agreement to sublease its Cupertino, California facility to an unrelated third party. The agreement requires the sublessee to pay $35,432 per month through May 31, 2003.

           The Company believes that the facilities described above are adequate for its current needs.

ITEM 3.              LEGAL PROCEEDINGS

OGI - On July 28, 1999, Oregon Graduate Institute ("OGI") filed a notice of default, demand for mediation and demand for arbitration with the American Arbitration Association. In its demand, OGI asserted that the Company was in default under three separate agreements between the Company and OGI in the total amount of $175,000. On September 23, 1999, the Company responded to OGI's demand and denied the existence of a default under the three agreements identified by OGI. Moreover, the Company asserted a counterclaim before the American Arbitration Association against OGI in an amount not less than $250,000. In December 2000, a settlement was reached that required the Company to pay $27,500 in cash and issue 260,145 shares of Class A common stock, valued at $81,295 at the date of settlement, and required that OGI return equipment loaned to them by Fonix under the terms of their original agreements.

Clarke - On August 28, 1998, John R. Clarke and Perpetual Growth Fund, a company affiliated with Clarke, commenced an action against Fonix in federal court for the Southern District of New York. Clarke and Perpetual Growth asserted claims for breach of contract relating to certain financing Fonix received during 1998 and thereafter. Fonix filed a motion to dismiss based upon the court's lack of personal jurisdiction over Fonix. The court granted Fonix's motion to dismiss. Clarke and Perpetual Growth thereafter appealed the decision of the New York court to the United States Court of Appeals for the Second Circuit. The Court of Appeals affirmed the decision of the trial court. In the interim, Fonix filed a suit against Clarke and Perpetual Growth in federal court for the Central District of Utah seeking a declaratory judgment that it did not owe any money to Clarke and Perpetual Growth. The case was tried to the Utah court in March 2001, after which the Utah court ruled in favor of Fonix and determined that Clarke and Perpetual Growth had no claims for "trailing fees" with regard to the financings which were the subject of the suit. Clarke and Perpetual Growth have appealed the decision of the Utah court to the United States Court of Appeals for the Tenth Circuit. The Company believes that the claims of Clarke and Perpetual Growth are without merit and will continue to vigorously oppose those claims.

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


ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On September 28, 2000, the Company held its 2000 Annual Meeting of Stockholders. The following matters were submitted to a vote of security holders:

           Election of Thomas A. Murdock, Roger D. Dudley, John A. Oberteuffer, William A. Maasberg Jr. and Mark S. Tanner to the Company's board of directors, approved as follows:

                                                Shares            Shares
                Name of Director               Voted For       Voted Against
                ----------------               ---------       -------------
                Thomas A. Murdock             129,445,118         726,163
                Roger D. Dudley               129,319,052         852,229
                John A. Oberteuffer           129,492,751         678,530
                William A. Maasberg, Jr.      129,625,436         545,581
                Mark S. Tanner                129,656,436         514,845

           Appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ended December 31, 2000, approved by a vote of 129,784,384 shares for and 315,764 shares against.


                                     PART II

             ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           Fonix Class A common stock is listed on the OTC Bulletin Board under the trading symbol FONX. The following table shows the range of high and low sales price information for Class A common stock as quoted on the Nasdaq SmallCap Market (until December 3, 1999) and on the OTC Bulletin Board thereafter for the four quarters of calendar 2000 and 1999. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                    Calendar Year 2000              Calendar Year 1999
                  -----------------------         ----------------------
                  High                Low         High                 Low
                  ----                -----       -----                ----

First Quarter     $ 2.50              $ 0.25      $ 3.31               $ 0.69
Second Quarter    $ 1.81              $ 1.00      $ 0.94               $ 0.25
Third Quarter     $ 1.39              $ 0.50      $ 1.19               $ 0.28
Fourth Quarter    $ 0.94              $ 0.28      $ 1.00               $ 0.27


           As of March 20, 2001, there were 210,827,463 shares of Fonix Class A common stock outstanding, held by approximately 664 holders of record and 46,550 beneficial holders. This number of beneficial holders represents an estimate of the number of actual holders of the Company's stock, including beneficial owners of shares held in "nominee" or "street" name. The actual number of beneficial owners is not known to the Company.

           The Company has never declared any dividend on its Class A common stock and it is expected that earnings, if any, in future periods will be retained to further the development and sale of the Company's NUI technologies and products. No dividends can be paid on the Class A common stock until such time as all accrued and unpaid dividends on outstanding preferred stock, if any, have been paid.


                 Recent Sales of Unregistered Equity Securities

           During 2000, the Company issued 316,036 shares of Series F preferred stock, par value $20 per share, to five investors for $2,750,000. The Company issued such shares without registration under the Securities Act of 1933 (the "1933 Act) in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The shares of Series F preferred stock were issued as restricted securities and the certificates representing the Series F preferred stock were stamped with a restricted legend to prevent any resale without registration under the 1933 Act or pursuant to an exemption.

           The resales of the Class A common shares underlying the Series F preferred stock were subsequently registered on a Form S-2 that was initially declared effective February 11, 2000, and amended and declared effective December 4, 2000.

           On May 25, 2000, the Company issued 250,000 shares of Class A common stock to a consultant for services rendered in connection with certain financing transactions. The Company issued such shares without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The shares were subsequently registered on a Form S-2 that was declared effective September 5, 2000, and amended and declared effective December 4, 2000.

           On June 30, 2000, the Company issued 612,069 shares of Class A common stock to a consultant for services rendered in connection with certain financing transactions. The Company issued such shares without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The shares were subsequently registered on a Form S-2 that was declared effective September 5, 2000, and amended and declared effective December 4, 2000.

           Between August 8, 2000 and December 31, 2000, in connection with the Equity Line Agreement, the Company received $11,473,508 in funds drawn under the 2000 Note and the Equity Line Agreement and issued 24,037,455 shares of Class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

           The resales of the shares were subsequently registered under a registration statement on Form S-2 which was declared effective September 5, 2000 and amended and declared effective December 4, 2000.

ITEM 6.                        SELECTED FINANCIAL DATA

The selected consolidated financial data set forth below is derived from the Company's consolidated balance sheets and statements of operations as of and for the years ended December 31, 2000, 1999, 1998, 1997, and 1996. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in this Report.


                                                                                  For the Year Ended December 31,
                                                          2000               1999              1998               1997
                                                    -----------------  ----------------  -----------------  ----------------
Statement of Operations Data:
Revenues                                            $         656,853  $        439,507  $       2,604,724  $             --
General and administrative expenses                        10,722,313         9,498,753          8,817,643        12,947,112
Product development and research                            5,871,414         7,909,228         13,060,604         7,066,294
Purchase of in-process research and  development              474,000                --          9,315,000                --
Amortization of intangible assets                           2,457,829         2,588,896          1,712,267                --
Other income (expense)                                     (3,991,348)       (3,698,789)        (6,507,245)       (1,558,678)
Loss from continuing operations                           (22,810,677)      (19,949,196)       (36,843,475)      (21,572,084)
Loss from discontinued operations                                  --        (2,187,080)        (6,275,307)               --
Gain (loss) on extraordinary items                             49,448           473,857                 --          (881,864)
Net loss                                                  (22,761,229)      (21,662,419)       (43,118,782)      (22,453,948)
Basic and diluted net loss per common share         $           (0.16) $          (0.31) $           (0.91)  $         (0.59)
Weighted average number of common shares
outstanding                                               162,684,298        76,753,709         52,511,185        42,320,188


                                                          1996
                                                    -----------------
Statement of Operations Data:
Revenues                                            $              --
General and administrative expenses                         3,530,400
Product development and research                            4,758,012
Purchase of in-process research and  development                   --
Amortization of intangible assets                                  --
Other income (expense)                                        458,904
Loss from continuing operations                            (7,829,508)
Loss from discontinued operations                                  --
Gain (loss) on extraordinary items                                 --
Net loss                                                   (7,829,508)
Basic and diluted net loss per common share         $           (0.21)
Weighted average number of common shares
outstanding                                                36,982,610


                                                                   As of December 31,
                               -------------------------------------------------------------------------------------------
                                     2000               1999              1998               1997              1996
                               -----------------  ----------------  -----------------  ----------------  -----------------
Balance Sheet Data:
Current assets                 $       3,752,210  $        480,885  $      20,638,070  $     21,148,689  $      23,967,601
Total assets                          17,517,373        19,173,147         61,912,791        22,894,566         25,331,270
Current liabilities                    3,571,854         5,285,681         35,317,045        20,469,866         19,061,081
Long-term debt, net
   of current portion                     19,767         3,971,107                 --            52,225                 --
Stockholders' equity                  13,925,752         8,086,359         24,765,746         2,372,475          6,270,189

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

Overview

           Since inception, Fonix has devoted substantially all of its resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other intelligent devices. Through December 31, 2000, the Company has incurred cumulative losses amounting to $121,047,787, excluding cumulative losses from discontinued operations of $8,462,387 and net extraordinary items. Such losses are expected to continue until the effects of recent marketing and sales efforts begin to take effect, if ever.

           In 2000, Fonix management continued to transition its strategic focus from technology research, development and acquisition into sales and marketing and product delivery. The Company expended approximately $1,954,752 in 2000 and $1,125,611 in 1999 in sales and marketing efforts. The Company has made this transition while continuing to achieve technology upgrades to maintain distinct competitive technology advantages.

           In  its  current  marketing  efforts,   the  Company  seeks  to  form
relationships with third parties who can incorporate NUI technologies into new or existing products. Such relationships may be structured in any of a variety of ways including traditional technology licenses, collaboration or joint marketing agreements co-development relationships through joint ventures or otherwise, and strategic alliances. The third parties with whom Fonix presently has such relationships and with which it may have similar relationships in the future include developers of application software, operating systems, computers, microprocessor chips, consumer electronics, automobiles, telephony and other products.


Results of Operations

           The results of operations disclosed below give effect to the sale of the Healthcare Solutions Group ("HSG") in September 1999 and the classification of its net assets and operating activities as discontinued operations.

2000 Compared to 1999

           During 2000, the Company recorded revenues of $656,853, an increase of $217,346 from $439,507 for 1999. The increase in 2000 results primarily from increased activity in licensing of TTS channels in telephony applications.

           Selling, general and administrative expenses were $10,722,313 for 2000 and $9,498,753 for 1999, an increase of $1,223,560. Excluding a compensation charge in 1999 in the amount of $1,443,300 for obligations to certain executives for expenses incurred on behalf of the Company, the increase from 1999 is actually $2,666,860. The increase is due to consulting expense of $2,294,756 resulting from compensation paid in shares of Class A common stock for services rendered to the Company by outside consultants. Also contributing to the increase is other compensation expense in the amount of $628,000 incurred as a result of the exercise of stock appreciation rights. Other changes resulting from sales and marketing activity undertaken by the Company as indicated by the marketing strategy described above were not significant in 2000, but will impact future periods.

           The Company incurred product development and research expenses of $5,871,414 during 2000, a decrease of $2,037,814 from 1999. This decrease was due to the ongoing effects of management's cost reduction initiatives implemented in 1999 and the transition of emphasis from research and development towards sales and marketing. The Company also experienced decreases in product development and research costs as it completed development of certain TTS and
ASR products. Ongoing development efforts will be focused on product applications and solutions utilizing the NUI technologies developed to date.

           Net other expense was $3,991,348 for 2000, an increase of $292,559 from 1999. Interest income increased by $44,260 from earnings on the funds held in escrow in connection with the sale of the HSG. Interest and related finance charges increased by $367,644 as a result of financing activities undertaken related to the 2000 Note. Included in interest expense are charges resulting from beneficial conversion features incurred in connection with the convertible promissory note in the amount of $3,447,623 in 2000 and the Series C convertible debentures in the amount of $1,750,000 in 1999.

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

           Selling, general and administrative expenses were $9,498,753 for 1999 and $8,817,643 for 1998, an increase of $681,110. A one-time charge to compensation expense in 1999 in the amount of $1,443,300 for obligations to certain executives for expenses incurred on behalf of the Company more than offset reductions achieved in other areas. Absent this charge, selling, general and administrative expenses decreased by $762,190, due primarily to the cost reduction measures undertaken by the Company in February 1999. Decreases in salaries and related costs of $85,613 and in consulting expenses of $61,842 are direct results of such measures. Also, a reduction in acquisition activity from 1998 to 1999 resulted in a decrease of $213,346 in legal and investor-related expenses.

           The Company incurred product development and research expenses of $7,909,228 during 1999, a decrease of $5,151,376 from 1998. This decrease was due primarily to management's cost reduction initiatives implemented in February 1999 and the transition of emphasis from research and development towards sales and marketing. The Company anticipates further decreases in product development and research costs as it nears completion of development of certain TTS and ASR products. During 1999 and 1998, the Company expended a total of approximately $303,000 and $130,000, respectively, in connection with ongoing development of the AcuVoice-related research and development projects.

           Amortization of goodwill and purchased Core Technologies was $2,588,896 for 1999 and $1,712,267 for 1998. The increase of $876,629 results from amortization for one full year in 1999 compared to amortization for the portion of 1998 subsequent to the respective acquisition dates of AcuVoice, Inc. and Papyrus Associates, Inc.

           Net other expense was $3,698,789 for 1999, a decrease of $2,808,456 from 1998, resulting from changes in several areas. Interest income decreased by $979,998 primarily due to certificates of deposit that were converted to cash to retire a bank line of credit in January 1999. Cancellation of certain common stock reset provisions resulted in an expense of $6,111,577 in 1998 but did not affect 1999. Finally, interest expense increased by $2,165,778 primarily as a result of beneficial conversion features recorded on convertible securities issued in 1999, interest charges incurred on advances from the purchaser of the HSG and interest charges on the Series C 5% convertible debentures issued in January and March 1999.

Selected Quarterly Reports of Operations

           The following tables set forth selected unaudited statement of operations data for each of the quarters in the years ended December 31, 2000 and 1999. This data has been derived from our unaudited financial statements that have been prepared on the same basis as the audited financial statements and in the opinion of our management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in connection with the financial statements and the related notes. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. You should not draw any conclusions about our future results for any period from the selected unaudited statement of operations data for any particular quarter.


                                                                             For the Quarter Ended
                                                    ------------------------------------------------------------------------
                                                        March 31,                            September          December
                                                          2000          June 30, 2000        30, 2000           31, 2000
                                                    -----------------  ----------------  -----------------  ----------------
                                                                                  (Unaudited)

Net sales                                           $       56,447     $     143,825     $      172,222     $     284,359
Loss before extraordinary item                          (5,819,130)       (4,778,159)        (8,451,438)       (3,761,950)
Net loss                                                (5,787,153)       (4,731,272)        (8,451,438)       (3,791,366)
Basic and diluted loss before extraordinary item
     per common share                               $        (0.06)    $       (0.03)    $       (0.05)     $       (0.02)
Basic and diluted loss per common share                      (0.06)            (0.03)            (0.05)             (0.02)


                                                                             For the Quarter Ended
                                                    ------------------------------------------------------------------------
                                                        March 31,       June 30, 1999        September          December
                                                          1999                               30, 1999           31, 1999
                                                    -----------------  ----------------  -----------------  ----------------
                                                                                  (Unaudited)

Net sales                                           $       53,806     $     231,571     $       65,707     $      88,423
Loss before extraordinary item                          (9,294,861)       (6,517,785)        (3,395,845)       (2,927,785)
Net loss                                                (9,294,861)       (6,517,785)        (3,023,784)       (2,825,989)
Basic and diluted loss before extraordinary item
     per common share                               $        (0.16)    $       (0.10)    $        (0.06)    $       (0.02)
Basic and diluted loss per common share                      (0.16)            (0.10)             (0.05)            (0.02)

Liquidity and Capital Resources

           The Company must raise additional funds to be able to satisfy its cash requirements during the next 12 months. Research and development, corporate operations and marketing expenses will continue to require additional capital. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements until such time as the Company is able to enter into additional third-party licensing , collaboration or co-marketing arrangements such that it will be able to finance ongoing operations from license, royalty and sales revenue. There can be no assurance that the Company will be able to enter into such agreements. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of the Company in connection with such financing could result in substantial dilution to the stockholders of the Company.

           The Company had minimal working capital of $180,356 at December 31, 2000, compared to negative working capital of $4,804,796 at December 31, 1999. The current ratio was 1.05:1 at December 31, 2000, compared to 0.09:1 at December 31, 1999. Current assets increased by $3,271,325 to $3,750,210 from December 31, 1999 to December 31, 2000. Current liabilities decreased by $1,713,827 to $3,571,854 during the same period. The improvement in working capital reflects the reclassification of funds held in escrow that were released in March 2001 as well as reductions in accounts payable and other liabilities made possible through the private equity line financing. Total assets were $17,517,373 at December 31, 2000, compared to $19,173,147 at December 31, 1999, the decrease resulting primarily from amortization of intangible assets.

Convertible Promissory Note and Private Equity Line of Credit

           On June 20, 2000, the Company executed a convertible promissory note (the "2000 Note") with a private investor in the amount of $7,500,000, which permitted the Company to draw funds as needed for operating purposes. The note bore interest at six percent annually, compounded monthly, and was due September 30, 2001. Principal drawn under the terms of the promissory note was designated as the "Initial Investment Amount" under the Private Equity Line described below. The investor had the right to convert, at its option, all or any portion of the outstanding principal and interest into shares of Class A common stock at the lesser of $0.75 or 85 percent of the average of the three lowest closing bid prices of Class A common stock in the 20-day trading period prior to the date of conversion. During 2000, the Company drew the entire amount available and recorded $106,348 as interest and financing expense. Principal and interest were converted into 11,544,775 shares of Class A common stock. The Company also recorded a beneficial conversion feature in the amount of $3,447,623 related to borrowings under the promissory note.

           On August 8, 2000, the Company entered into a Private Equity Line Agreement ("Equity Line") with the same investor("Equity Line Investor"), which gives the Company the right to draw down a maximum of $20,000,000 for operations and other purposes. The initial $7,500,000 was drawn as part of the convertible promissory note described above. The balance remaining under the Equity Line is available to the Company through a mechanism of draws and puts of stock. The Company is entitled to draw funds and to "put" to the Equity Line Investor shares of Class A common stock in lieu of repayment of the draw. The number of shares issued is determined by dividing the dollar amount of the draw by 90 percent of the average of the two lowest closing bid prices of Class A common stock over the seven trading-day period following the date the Company tenders the put notice. The Equity Line Investor funds the amounts requested by the Company within two trading days after the seven trading-day period.

           During 2000, draws taken under the Equity Line, excluding the 2000 Note, amounted to $3,973,508 were converted to 12,492,680 shares of Class A common stock. Subsequent to December 31, 2000, additional draws amounting to $3,010,000 were converted into 6,770,945 shares of Class A common stock. As of March 20, 2001, $5,516,492 credit remains available to be drawn on the Equity Line.

Series F Convertible Preferred Stock

           Effective February 1, 2000, the Company entered into an agreement with five investors whereby it sold a total of 290,000 shares of its Series F convertible preferred stock in return for payment of $2,750,000. On May 22, 2000, the Series F investors and the Company agreed to amend the Series F Stock Purchase Agreement adding a sixth investor and increasing the number of Series F preferred shares issued by 26,036 shares, bringing the total to 316,036 shares of Series F convertible preferred stock issued. Dividends accrued on the stated value ($20 per share) of Series F convertible preferred stock at a rate of six percent per year, were payable annually or upon conversion, in cash or common stock, at the option of the Company, and were convertible into shares of Class A common stock at any time at the holders' option. The Series F convertible preferred stock was convertible into shares of Class A common stock at a price of $0.75 per share during the first 90 days following the close of the transaction, and thereafter at a price equal to 85 percent of the average of the three lowest closing bid prices in the 20-day trading period prior to the conversion of the Series F convertible preferred stock.

           In 2000, 309,963 shares of Series F convertible preferred stock, together with related dividends accrued thereon, were converted into 8,342,820 shares of Class A common stock. Using the conversion terms most beneficial to the holders, the Company recorded a preferred stock dividend of $2,750,000 for the beneficial conversion feature related to these shares on the date the Series F convertible preferred stock was issued. Subsequent to December 31, 2000, the remaining 6,073 shares of Series F convertible preferred stock, together with related dividends accrued thereon, were converted into 519,067 shares of Class A common stock.

  Notes Payable

           After the Papyrus acquisition closed in October 1998, the Company investigated the representations and warranties made by Papyrus to induce the Company to acquire the Papyrus companies. The Company determined that certain of the representations made by Papyrus and its executive officers appeared to be inaccurate. On February 26, 1999, the Company filed an action against the former stockholders of Papyrus alleging misrepresentation and breach of contract. In March and April 1999, five of the former stockholders of Papyrus filed actions against the Company alleging default under the terms of the promissory notes issued to them in connection with the Papyrus acquisition and certain other claims. Subsequently, the Company entered into agreements with the five former Papyrus stockholders for dismissal of the actions and cancellation of the promissory notes upon payment to the former stockholders of $1,217,384 (the "Settlement Payment") and return of 970,586 shares of restricted common stock previously issued to the five former stockholders in connection with the acquisition of Papyrus. The Company paid the Settlement Payment in September 1999 and the lawsuits described above have been dismissed. The 970,586 shares were effectively canceled in September 1999 in connection with the Settlement Payment. The original fair market value of $1,000,917 associated with the canceled shares was reflected as a reduction to goodwill associated with the purchase of Papyrus. As of December 31, 2000, the Company had unsecured notes payable to former Papyrus stockholders in the aggregate amount of $77,625, which notes were issued in connection with the acquisition of Papyrus. Some holders of these notes made demand for payment in September 2000 and the Company made a counter offer to settle the balances. No final settlement has been reached at this time.

           During 1999, the Company paid, or otherwise reduced through agreement, notes payable to various parties totaling $8,482,946, plus accrued interest. Additionally, the Company paid other notes payable to other parties aggregating $560,000, plus accrued interest. Additionally, a revolving note payable in the amount of $50,000 was paid by a former employee and is included as an account payable. A revolving note payable in the amount of $19,988,193 at December 31, 1999, plus accrued interest, was paid in full in January 1999 with the proceeds from a certificate of deposit that secured the note and $22,667 in cash.

           In the fourth quarter of 1999, the Company negotiated reductions of $526,697 in amounts due various trade vendors. Additionally, the Company negotiated reductions of $229,055 in accrued interest owed to certain note holders. These amounts were considered forgiveness of debt and have been accounted for as extraordinary items in the 1999 consolidated statement of operations.

  Class A common stock, warrants and stock options

           In July 2000, the Company issued 1,000,000 shares of Class A common stock (having a market value of $1,015,600 on that date) to unaffiliated consultants in payment for services rendered. The resulting charge was recorded as a deferred consulting expense in stockholders' equity and amortized as general and administrative expense over the subsequent period of service in 2000.

           In May 2000, the Company issued 250,000 shares of Class A common stock (having a market value of $312,500 on that date) to an unaffiliated consultant in payment for services rendered in connection with financing transactions. The resulting charge was recorded as general and administrative expense.

           In January 2000, warrants for the purchase of 300,000 shares of Class A common stock were issued to unaffiliated consultants for services rendered. The warrants were valued at $45,000 per share using the Black-Scholes pricing model and the resulting charge was recorded as a deferred consulting expense in stockholders' equity and amortized as general and administrative expense over the subsequent period of service in 2000.

           In December 1999, the Company issued warrants to purchase 1,000,000 shares of the Company's Class A common stock to professional advisors and consultants. The warrants were valued at $0.26 per share using the Black-Scholes pricing model and the resulting charge was recorded as a deferred consulting expense in stockholders' equity to be amortized as general and administrative expense over the subsequent period of service. Also in December 1999, 1,000,000 shares of Class A common stock were issued to other advisors and consultants as consideration for services rendered. The shares were valued at $375,000 based upon the market value of the shares on the date of issuance and recorded as general and administrative expenses.

           As of December 31, 2000, the Company had a total of 3,470,000 warrants outstanding.

           During 2000, the Company granted 6,552,400 stock options to employees at exercise prices ranging from $0.28 to $1.50 per share. The term of all options granted during the year was ten years from the date of grant. Of the stock options granted, 5,621,000 vested during 2000 and 931,400 vest over the subsequent three-year period. As of December 31, 2000, the Company had a total of 19,857,700 options outstanding, of which 18,923,001 were exercisable.

           The Company's option plans provide for stock appreciation rights that allow the grantee to receive shares of the Company's Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of the Company's stock at the date of exercise. During February 2000, these stock appreciation rights were exercised at weighted average exercise price of There are options to purchase 516,339 shares of Class A common stock outstanding which provide for stock appreciation rights. Of these options, 126,669 have an exercise price of $6.50 per share, 13,000 have an exercise price of $3.66 per share and 376,671 have an exercise price of $1.00 per share.


                                     Outlook

Corporate Objectives and Technology Vision

           The Company's objective is that its Core Technologies become the platform for the next generation of NUI applications and products. Most speech recognition products offered by other companies are based on technologies that are largely in the public domain and represent nothing particularly "new" or creative. The Fonix Core Technologies are based on proprietary, patented technology. Management believes the Company's NUI technologies provide a superior competitive advantage compared to other technologies available in the marketplace. In order to accomplish this objective, the Company intends to proceed as follows:

          Substantially Increase Marketing and Sales Activities. The Company intends to hire additional sales and marketing personnel, both domestically and internationally, who will focus on the server-based and embedded markets. To address global opportunities, the Company will continue to develop or acquire additional NUI products and technologies for foreign languages and dialects. Fonix will also make a significant investment in the "Powered by Fonix" Partner Program in order to build sales and marketing opportunities with software developers, resellers and corporate partners.

          Expand Strategic Relationships. The Company has a number of strategic collaboration and marketing arrangements with developers and VARs. The Company intends to expand such relationships and add additional similar relationships, specifically in the mobile communications, PDA, IVR and Internet portal markets. Because FAAST is increasingly recognized as a dynamic development platform, Fonix expects FAAST to be the product around which many of these relationships are structures. Further, when the Company is able to identify "first mover" NUI applications in which it can integrate its Core Technologies, the Company intends to investigate investment opportunities in order that the Company can obtain preferred or priority collaboration rights.

          Continue to Develop and Enhance the Core Technologies. The Company plans to continue to invest significant resources in the development and acquisition of NUI technologies, developer tools and development frameworks in order to maintain its competitive advantages.

           As the Company proceeds to implement its strategy and to reach its objectives, the Company anticipates further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments. The strategy adopted by the Company is not without risk and shareholders and others interested in the Company and its Class A common stock should carefully consider the risks set forth under the heading "Certain Significant Risk Factors" in Item 1, Part I, above.

  ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:

Report of Independent Public Accountants                                     F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                 F-3

Consolidated Statements of Operations for the Years Ended December 31,
     2000, 1999 and 1998                                                     F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
     December 31, 2000, 1999 and 1998                                        F-5

Consolidated Statements of Cash Flows for the Years Ended December
     31, 2000, 1999 and 1998                                                 F-7

Notes to Consolidated Financial Statements                                   F-9


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           During the years ended December 31, 2000, 1999 and 1998, and through the date hereof, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

                                    PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

           The following table sets forth certain information concerning the executive officers and directors of the Company as of March 20, 2001:

 Name                         Age   Position

Thomas A. Murdock             57    Director, President &
                                    Chief Executive Officer
Roger D. Dudley               48    Director, Executive Vice President &
                                    Chief Financial Officer
John A. Oberteuffer, Ph.D.    60    Director, Vice President &
                                    Chief Technology Officer
William A. Maasberg, Jr.      61    Director, Chief Operating Officer
Mark S. Tanner                46    Director

           All directors hold office until the next annual meeting of the stockholders of the Company or until their successors have been elected and qualified. The officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

          THOMAS A. MURDOCK is a co-founder of the Company and has served as an executive officer and member of the Company's board of directors since June 1994. He has been the Company's chief executive officer since January 26, 1999. Mr. Murdock also has served as president of SCC Asset Management Inc., formerly Studdert Companies Corporation ("SCC"), a related party, since 1992. For much of his career, Mr. Murdock was a commercial banker and a senior corporate executive with significant international emphasis and experience. Mr. Murdock also serves as a director of KLS Enviro Resources, Inc.("KLS"), Advocast, Inc., an Internet research and development company, and SCC.

          ROGER D. DUDLEY is a co-founder of the Company and has served as an executive officer and member of the Company's board of directors since June 1994. Mr. Dudley currently serves as the Company's executive vice president and chief financial officer. After several years at IBM in marketing and sales, he began his career in the investment banking industry. He has extensive experience in corporate finance, equity and debt private placements and asset management. Mr. Dudley also serves as a director of KLS and SCC.

          JOHN A. OBERTEUFFER, Ph.D. has been a director of the Company since March 1997, vice president since January 1998 and chief technology officer since March 2001. He is also the founder and president of Voice Information Associates, Inc. ("VIA"), a consulting group providing strategic technical, market evaluation, product development and corporate information to the automated speech recognition industry. In addition, VIA publishes the monthly newsletter, ASRNews. Dr. Oberteuffer also is executive director of the American Voice Input/Output Society ("AVIOS"). He was formerly vice president of Voice Processing Corp. (now merged with Voice Control Systems, Inc.), and also was founder and CEO of Iris Graphics, which was acquired by Seitex Corp. Dr. Oberteuffer received his bachelor's and master's degrees from Williams College, and his Ph.D. in Physics from Northwestern University. He was a member of the research staff at Massachusetts Institute of Technology for five years.

          WILLIAM A. MAASBERG, Jr. became a director of the Company in September 1999 and was named chief operating officer February 1, 2000. From December 1997 through February 1999, Mr. Maasberg was vice president and general manager of the AMS Division of Eyring Corporation which manufactures multi-media electronic work instruction software application. He was also a co-founder and principal in Information Enabling Technologies, Inc. ("IET"), and LIBRA Corporation ("LIBRA"), two companies focusing on software application development, and served in several key executive positions with both IET and LIBRA from May 1976 through November 1997. Mr. Maasberg worked for IBM Corporation from July 1965 through May 1976 in various capacities. He received his B.S. Degree from Stanford University in Electrical Engineering and his M.S. in Electrical Engineering from the University of Southern California. Mr. Maasberg was re-elected to the Board of Directors at the Company's 1999 Annual Meeting of Stockholders.

          MARK S. TANNER became a director of the Company in November 1999. Mr. Tanner is currently self employed as a consultant and was recently the chief financial officer and senior vice president of finance and administration for Mrs. Field's Original Cookies, Inc. Mr. Tanner spent nine years at PepsiCo, where he was chief financial officer for Pepsi International's operations in Asia, the Middle East, and Africa. He was vice president of strategic planning for Pepsi North America, as well as chief financial officer for Pepsi North America's Pepsi East Operations. Mr. Tanner also spent ten years with United Technologies Corporation in various capacities, including director of corporate development. Mr. Tanner holds a B.A. in economics from Stanford University and an M.B.A. from the University of California at Los Angeles.

                      Significant Employees and Consultants

           In addition to the officers and directors identified above, the Company expects the following individuals to make significant contributions to the Company's business during 2000.

          AFARIN BELLISARIO, Sc.D., 50, is vice president and general manager of wireless solutions. She became an employee of the Company in January 2001 after briefly performing consulting services on behalf of the Company. Previously, she worked at Intel Capital in areas of investing in wireless and handheld technologies and devising strategy for investing in interactive entertainment. Prior to her employment at Intel, she was with Analog Devices for over seven years in various executive positions, including senior strategy manager, product line manager of strategic accounts, and international business development manager. Other prior experience includes senior positions at Bolt, Beranek & Newman Communication Inc., and Wang Laboratories. Dr. Bellisario received her bachelor's and master's of science from New York Polytechnic, earned her MBA from the MIT Sloan School of Management, and was awarded her Doctor of Science degree in Acoustics and Signal Processing from the School of Engineering at MIT.

          KURT FLYGARE, 36, is vice president of sales and joined the Company in January 2001. He was previously senior vice president of sales business development at NetPartner Inc. Prior to NetPartner, he spent three years with Baan Company in various executive positions, including vice president of sales and indirect channel, North America, and director of sales and business partner alliances, North America. Previous sales experience includes positions with Corel, Novell, Inc., and WordPerfect Corporation. Mr. Flygare received his B.S. in Business from Brigham Young University.

          KIRK M. FELLER, 37, is vice president of marketing and joined the Company in January 2001. He was previously senior vice president of marketing at NetPartner Inc. Prior to NetPartner, he co-founded HighAltitude Sales and Marketing, where he managed and directed sales, advertising, and marketing efforts. Other prior experience includes two years with Zebra Technologies as director of channel sales and marketing, and ten years at WordPerfect Corporation and Novell, Inc., where he held various positions, including regional director of channel sales and marketing. Mr. Feller is a graduate of Brigham Young University, where he received a B.S. degree in Business.

          PAUL S. CLAYSON, 44, is vice president of strategic business development and joined the Company in June 1998. Mr. Clayson's career experience has focused on strategically assessing markets, products and services, opening and establishing those markets and building organizations and management structures to support their growth. His work has spanned multiple products, services and markets. He also served as a senior officer and partner in a private asset management business in charge of general management, marketing, sales, planning and product development functions. His work included the creation of mutual funds, private asset funds for publicly traded securities, and private investment portfolios. He also served as a senior corporate officer for the Red Chip Review which publishes research on small cap publicly traded companies. He received his education from the University of Utah and the University of Michigan.

          D. LYNN SHEPHERD, 41, is vice president of engineering and has been employed by the Company since 1997. He was employed by Synergetics from 1992 to March 13, 1997. Before his employment with Synergetics, he was employed with Mentorgraphics where he acted as a software systems architect in automatic semiconductor design. Before Mentorgraphics, he worked on a contract basis with Signetics, Inc. Mr. Shepherd graduated from Brigham Young University with a Bachelor of Science Degree in Electrical Engineering. He also received a Masters of Business Administration from Brigham Young University.

          J. MARK HAMILTON, 41, is vice president of product development and has been employed by the Company since 1997. Previously, he was employed by Synergetics from 1996 to March 13, 1997. He has been a project leader in developing the Company's SDK System and has worked on the Company's portable voice project. Before his employment with Synergetics, he was employed by Intelligent Technologies, Inc., where he helped form the company and designed and developed the educational software product called IntelliBots for Macintosh and Windows. Mr. Hamilton graduated from Brigham Young University with a Bachelor of Science in Electrical Engineering.

          R. BRIAN MONCUR, 41, is director of core technologies Implementation and has been with the Company since 1997. He was previously employed by Synergetics from 1992 to March 13, 1997. Before his employment with Synergetics, he was employed by Signetics, Inc. and Mentorgraphics, where he was a senior process engineer and software development engineer. Mr. Moncur graduated from Brigham Young University with a Bachelor of Science degree in chemical engineering.

          DOUGLAS A. JENSEN, 40, is director of embedded product development and has been with the Company since 1997. Previously, he was employed by Novell as strategic engineer between Novell and Intel. He also worked for North American Philips. Mr. Jensen graduated from Brigham Young University with a Bachelor of Science Degree in Electrical Engineering.

          C. HAL HANSEN, 51, is an independent consultant and is co-inventor of the Company's automated speech recognition technologies. He is chairman and CEO of Synergetics, IMC2, and Adiva Corporation. For approximately 14 years, he was employed by Signetics, Inc. in various capacities, including test equipment engineer, characterization engineer, product engineer, and electronic specialist. He was involved in the design, fabrication and release of layout design for PC boards and interfaces. In 1991, Mr. Hansen founded Synergetics, were he continues to have direct leadership with respect to new product development and engineering. IMC2 currently provides consulting in research and development to the Company in the area of ASR. Mr. Hansen holds a degree in electronics from the Utah Trade Technical Institute of Provo, Utah.

          TONY R. MARTINEZ, Ph.D., 43, is a senior consulting scientist for the Company's neural network development. He is an associate professor of Computer Science at Brigham Young University and currently heads up the Neural Network and Machine Learning Laboratory in the Brigham Young University Ph.D./MS program. His principle research is in neural networks, machine learning, ASOCS, connectionist systems, massively parallel algorithms and architectures, and non-von Neuman computing methods. He is associate editor of the Journal of Artificial Neural Networks. Dr. Martinez received his Ph.D. in computer science at University of California at Los Angeles in 1986.

          KENNETH P. HITE, 35, is a consultant for the Company. He is developing the pen-voice user interface for the Windows 98 platform which involves integrating Fonix's HWR and ASR technologies for use in pen tablet computers. He has 14 years programming experience and has worked on a contract assignment for Modis Inc. He attended Northeastern University and has taken courses in management information systems.

None of the executive officers or directors of the Company is related to any other officer or director of the Company.

ITEM 11.             EXECUTIVE COMPENSATION

           The   following   table  sets  forth   information   concerning   the
compensation paid to all persons serving as the Company's chief executive officer and the Company's most highly compensated executive officers other than its chief executive officer who were serving as executive officers at December 31, 2000, and whose annual compensation exceeded $100,000 during such year (collectively the "Named Executive Officers"):

                                                       Summary Compensation Table

                                                                   Annual Compensation                   Long-Term Compensation
                                                             -------------------------------------       -------------------------
                                                                                                                  Securities
                                                                                          Other                  Underlying
                                                                                         Annual                   Options/
Name and Principal Position               Year                  Salary                    Bonus                     SARs(2)
- -------------------------------------     ----               ----------                 ----------       -------------------------
Thomas A. Murdock (1)                     1998                $425,000                       -                       550,000/0
Chief Executive Officer &  President      1999                $316,574                       -                             0/0
                                          2000                $320,804                       -                     1,850,000/0

Roger D. Dudley (1)                       1998                $425,000                       -                       550,000/0
Executive Vice President & Chief          1999                $317,764                       -                             0/0
   Financial Officer                      2000                $320,845                       -                     1,850,000/0

William A. Maasberg, Jr.                  2000                $208,411                       -                       550,000/0
Chief Operating Officer

John A. Oberteuffer                       1998                $203,941                       -                       580,000/0
Vice President & Chief                    1999                $199,238                       -                             0/0
    Technology Officer
    (Eff. March 2001)                     2000                $227,348                       -                       350,000/0


           (1) The Company has executive employment agreements with Messrs. Murdock and Dudley that were initiated November 1, 1996 and amended effective January 31, 2000 to extend the term of the agreement and reduce the base compensation. The material terms of each executive employment agreement with Messrs. Murdock and Dudley are identical and are as follows: the annual base salary for each executive officer is $309,400 and may be adjusted upward in future years as deemed appropriate by the board of directors. The expiration date is December 31, 2005. As bonus compensation for extending the term of each agreement at a compensation level less than provided in the original agreement, each executive was granted options to purchase 1,400,000 options of the Company's Class A common stock at an exercise price of $1.01. The options expire July 19, 2010.

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

           (2) All options granted in 2000, 1999 and 1998 were granted pursuant to the Company's 1998 Stock Option Plan.


                                                  Option Grants in Fiscal Year 2000
                                                                                                          Potential Realizable
                                                                                                            Value at Assumed
                                                                                                            Annual Rates of
                                                                                                               Stock Price
                                         Individual Grant                                                   Appreciation for
                                                                                                               Option Term
- ---------------------------------------------------------------------------------------------------     ---------------------------
     (a)                       (b)                  (c)                 (d)                  (e)             (f)         (g)
                            Number of
                            Securities         %  of Total
                            Underlying          Options to           Exercise
                             Granted             Employees             Price            Expiration
  Name                         (#)             in Fiscal Year        ($/Share)           Date                 5%          10%
- -------------------------  ------------  -----------------------   ------------  ------------------     ------------ --------------

Thomas A. Murdock            250,000                 3.7%             $0.28               01/06/10      $   44,023   $   111,562
                           1,400,000                20.5%             $1.01               07/21/10      $  889,257   $ 2,253,552
                             200,000                 2.9%             $0.28               12/27/10      $   35,218   $    89,250

Roger D. Dudley              250,000                 3.7%             $0.28               01/06/10      $   44,023   $   111,562
                           1,400,000                20.5%             $1.01               07/21/10      $  889,257   $ 2,253,552
                             200,000                 2.9%             $0.28               12/27/10      $   35,218   $    89,250

William A. Maasberg          100,000                 1.5%             $0.28               01/06/10      $   17,609   $    44,625
                             250,000                 3.7%             $0.547              07/21/10      $   86,001   $   217,944
                             200,000                 2.9%             $0.28               12/27/10      $   35,218   $    89,250

John A. Oberteuffer, Ph D.   150,000                 2.2%             $0.28               01/06/10      $   26,414   $    66,937
                             200,000                 2.9%             $0.28               12/27/10      $   35,218   $    89,250


                                         Aggregated Option/SAR Exercises in Last Fiscal Year
                                           and Related December 31, 2000 Option/SAR Values

           (a)                  (b)                  (c)                          (d)                            (e)
                                                                         Number of Securities                 Value of
                              Shares                                    Underlying Unexercised              In-the-Money
                             Acquired                                        Options/SARs                  Options/SARs at
                                on                  Value                at December 31, 2000             December 31, 2000
  Name                     Exercise (#)         Realized ($)        Exercisable/Unexercisable (#)  Exercisable/Unexercisable (#)
- -------------------------- -------------      ----------------   --------------------------------  -----------------------------

Thomas A. Murdock                0                   $ 0                  3,400,000/0                    $14,385/$0

Roger D. Dudley                  0                   $ 0                  3,400,000/0                    $14,385/$0

William A. Maasberg, Jr.         0                   $ 0                    500,000/250,000              $ 9,510/$0

John A. Oberteuffer, Ph D.       0                   $ 0                    910,000/0                    $11,135/$0



        Board of Directors Meetings, Committees and Director Compensation

     The Company's board of directors took action at four duly noticed meetings of the board during 2000. Each director attended (in person or telephonically) at least 75% of the meetings of the Company's board of directors. During 2000, the Company's board of directors had the following committees: Audit Committee, comprised of Messrs. Dudley, Maasberg and Tanner; and Compensation Committee, comprised of Messrs. Murdock, Maasberg and Tanner. These standing committees conducted meetings in conjunction with meetings of the full board of directors.

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

           This Executive Compensation Report discusses the Company's executive compensation policies and the basis for the compensation paid to the Named Executive Officers, including the person serving as its chief executive officer during the year ended December 31, 2000.

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

                                                    Respectfully submitted,

                                                    Compensation Committee:

                                                    Thomas A. Murdock

                                                    William A. Maasberg, Jr.
                                                    Mark S. Tanner


                            Compensation of Directors

           Prior to April 1996, the Company's directors received no compensation for their service. The Company historically has reimbursed its directors for actual expenses incurred in traveling to and participating in directors' meetings, and the Company intends to continue that policy for the foreseeable future. On March 30, 1996, the Company's board of directors adopted, and the Company's shareholders subsequently approved, the Company's 1996 Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, members of the Board as constituted on the date of adoption received options to purchase 200,000 shares of the Company's Class A common stock for each year (or any portion thereof consisting of at least six months) during which such persons had served on the board for each of fiscal years 1994 and 1995 and were granted 200,000 shares for each of fiscal years 1996 through 2000, which options vested after completion of at least six months' service on the board during those fiscal years. These options have terms of ten years. Similar grants have been made to the Company's directors under the Company's 1998 Stock Option Plan. Under the Directors Plan and the 1998 Stock Option Plan, the Company granted the following stock options to non-employee members of the board during 2000:


           Stock Options Granted to Directors During Fiscal Year 2000

                    Shares            Date                 Exercise
Name(1)             Granted           Granted          Price Per Share
- -----------------   -----------       ------------     ----------------
Mark S. Tanner       200,000          12/27/00             $0.28

(1) Directors who are also Named Executive Officers also received options as set forth in the table above.


                Compliance With Section 16(a) of the Exchange Act

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on its review of the copies of such forms furnished to the Company during the fiscal year ended December 31, 2000, the Company is aware of the following untimely filings:

           Thomas A. Murdock received options to purchase 250,000 shares of the Company's Class A common stock on January 6, 2000. Mr. Murdock also received options to purchase 1,400,000 shares of the Company's Class A common stock on July 21, 2000. On December 27, 2000, Mr. Murdock received options to purchase 200,000 shares of the Company's Class A common stock. The transactions will be reported on a Form 5 to be filed.

           Roger D. Dudley received options to purchase 250,000 shares of the Company's Class A common stock on January 6, 2000. Mr. Dudley also received options to purchase 1,400,000 shares of the Company's Class A common stock on July 21, 2000. On December 27, 2000, Mr. Dudley received options to purchase 200,000 shares of the Company's Class A common stock. The transactions will be reported on a Form 5 to be filed.

           William A. Maasberg, Jr., received options to purchase 100,000 shares of the Company's Class A common stock on January 6, 2000. Mr. Maasberg also received options to purchase 250,000 shares of the Company's Class A common stock on February 1, 2000. On December 27, 2000, Mr. Maasberg received options to purchase 200,000 shares of the Company's Class A common stock. The transactions will be reported on a Form 5 to be filed.

           John O. Oberteuffer, received options to purchase 150,000 shares of the Company's Class A common stock on January 6, 2000. Mr. Oberteuffer also received warrants to purchase 600,000 shares of the Company's Class A common stock on February 10, 2000. On December 27, 2000, Mr. Oberteuffer received options to purchase 200,000 shares of the Company's Class A common stock. The transactions will be reported on a Form 5 to be filed.

           Mark S. Tanner received options to purchase 200,000 shares of the Company's Class A common stock on December 27, 2000. The transaction will be reported on a Form 5 to be filed.

                             Stock Performance Graph

           The following graph compares the yearly cumulative total returns from the Company's Class A common stock during the five fiscal year period ended December 31, 2000 with the cumulative total return on the Media General Index and the Standard Industrial Classification (SIC) Code Index for that same period. The comparison assumes $100 was invested on December 31, 1995, in the Company's Class A common stock and in the common stock of the companies in the referenced Indexes and further assumes reinvestment of dividends.


     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG FONIX CORPORATION, NASDAQ
                         MARKET INDEX AND SIC CODE INDEX
                                [GRAPHIC OMITTED]




                                1995         1996        1997         1998        1999         2000

Fonix Corporation             100.00       222.65       78.13        33.50        7.50         7.63
SIC Code Index                100.00       103.79      138.75       131.38      237.81       274.18
NASDAQ Market Index           100.00       124.27      152.00       214.39      378.12       237.66

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT.

           The following table sets forth, as of March 20, 2001, the number of shares of Common Stock of the Company beneficially owned by all persons known to be holders of more than five percent (5%) of the Company's Common Stock and by the executive officers and directors of the Company individually and as a group. Unless indicated otherwise, the address of the stockholder is the Company's principal executive offices, 60 East South Temple Street, Suite 1225, Salt Lake City, Utah 84111.

                                                          Number of
                                                           Shares
    Name and Address of 5% Beneficial Owners,           Beneficially                      Percent of
        Executive Officers and Directors                    Owned                          Class(1)
- ------------------------------------------------       ----------------              --------------------

Thomas A. Murdock                                       11,869,645 (2)                         5.6%
Chairman of the Board & Chief
   Executive Officer

Roger D. Dudley,                                         6,248,723 (3)                         2.9%
Executive Vice President & Chief
   Financial Officer, Director

John A. Oberteuffer, Ph.D.,                              1,660,000 (4)                         *
Vice President & Chief Technology Officer,
Director

William A. Maasberg Jr., Chief Operating Officer,          750,000 (4)                         *
Director

Mark S. Tanner, Director                                   400,000 (4)                         *

Officers and Directors as a Group (6 persons)           16,032,758                             7.3%


*          Less than 1 percent.

(1) Percentages rounded to nearest 1/10th of one percent. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of Common Stock listed for each such person in the table.

(2) Includes 8,627,333 shares of Common Stock deposited in a voting trust (the "Voting Trust") as to which Mr. Murdock is the sole trustee. Persons who have deposited their shares of Common Stock into the Voting Trust have dividend and liquidation rights ("Economic Rights") in proportion to the number of shares of Common Stock they have deposited in the Voting Trust, but have no voting rights with respect to such shares. All voting rights associated with the shares deposited into the Voting Trust are exercisable solely and exclusively by the Trustee of the Voting Trust. The Voting Trust expires, unless extended according to its terms, on the earlier of September 30, 2002, or any of the following events: (i) the Trustee terminates it; (ii) the participating shareholders unanimously terminate it; or (iii) the Company is dissolved or liquidated. Although as the sole trustee of the Voting Trust Mr. Murdock exercises the voting rights of all of the shares deposited into the Voting Trust, and accordingly has listed all shares in the table above, he has no economic or pecuniary interest in any of the shares deposited into the Voting Trust except for 2,839,976 shares as to which he directly owns Economic Rights, and 185,793 shares the Economic Rights as to which are owned by Studdert Companies Corp. ("SCC"), a corporation of which Mr. Murdock is a 1/3 equity owner. Also includes 2,813 shares owned directly by Mr. Murdock, 11,400 shares owned by a limited liability company of which Mr. Murdock is a 1/3 equity owner, 28,099 shares (including shares issuable upon the exercise of options) beneficially owned by members of Mr. Murdock's immediate family residing in the same household and 3,200,000 shares of Common Stock underlying stock options owned by Mr. Murdock and exercisable presently or within 60 days of March 20, 2001.

(3) Includes (i) 2,848,417 shares owned by Mr. Dudley and deposited into the Voting Trust, (ii) 185,793 shares owned by SCC as to which Mr. Dudley shares investment power because of his management position with and 1/3 ownership of SCC, which shares are deposited into the Voting Trust; (iii) 2,813 shares owned directly by Mr. Dudley; (iv) 300 shares owned by Mr. Dudley's minor children; (v) 11,400 shares owned by a limited liability company of which Mr. Dudley is a 1/3 equity owner; and (vi) 3,200,000 shares underlying stock options exercisable presently or within 60 days of March 20, 2001. Mr. Dudley became Chief Financial Officer of the Company on March 21, 2000.

(4) Consisting of options which are presently exercisable.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SCC Asset Management Inc.("SCC") (formerly Studdert Companies Corp.)

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


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) Documents filed as part of this Form 10-K:

1.        Consolidated Financial Statements (included in Part II, Item 8)

          Consolidated Balance Sheets as of December 31, 2000 and 1999

          Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

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


                                                              Page 44 of

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

     (10)(xxiii) Technology Option Agreement, dated as of May 19, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(c))

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

     (10)(xxvii) Amendment to Loan Agreement, dated as of May 12, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(g))

     (10)(xxviii) Second Amendment to Loan Agreement, dated as of May 19, 1999, which is incorporated by reference from the Company's Current Report on Form 8-K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(h))

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

     (10)(xxxii) Series F. Convertible Preferred Stock Purchase Agreement, Among Fonix Corporation, Sovereign Partners, LP, Dominion Capital Fund, LTD., Dominion Investment Fund, LLC, Canadian Advantage, L.P., and Queen LLC, dated as of February 1, 2000

     (10)(xxxiii) Amended and Restated Series F Convertible Preferred Stock Purchase Agreement among Fonix Corporation and the investors identified therein dated May 22, 2000, which is incorporated by reference from the Company's Rule 424(b) Registration Statement on Form S-2, filed with the Commission on June 16, 2000 (therein designated as Exhibit 99.3)

     (10)(xxxiv) Equity Line Agreement between Fonix Corporation and Queen LLC, dated August 8, 2000, which is incorporated by reference from the Company's Registration Statement on Form S-2, filed with the Commission on August 10, 2000 (therein designated as Exhibit 99.4)

     (22)           Subsidiaries of Registrant

     (23)           Consent of Independent Public Accountants


(B) Reports filed on Form 8-K during the last quarter of the fiscal year ended December 31, 2000:

           NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of April 2001.

                                Fonix Corporation


Date: April 2, 2001     By:      /s/ Thomas A. Murdock
     -----------------      -------------------------------------------
                              Thomas A. Murdock, President and
                                     Chief Executive Officer


Date: April 2, 2001     By:     /s/ Roger D. Dudley
     ----------------       ------------------------------------------------
                               Roger D. Dudley, Executive Vice President Finance
                                      and Chief Financial Officer
                               (Principal Financial and Accounting Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    /s/ Thomas A. Murdock               /s/ William A. Maasberg
- ----------------------------------      ----------------------------------------
Thomas A. Murdock, President and        William A. Maasberg, Jr., Director
           Chief Executive Officer

April 2, 2001                           April 2, 2001
- ----------------------------------      ----------------------------------------
Date                                       Date



   /s/ Roger D. Dudley                  /s/ Mark S. Tanner
- -----------------------------------     ----------------------------------------
Roger D. Dudley, Executive              Mark S. Tanner, Director
Vice President, Chief Financial Officer
Director

April 2, 2001                           April 2, 2001
- ----------------------------------      ----------------------------------------
Date                                        Date



   /s/ John A. Oberteuffer
- ----------------------------------
John A. Oberteuffer, Ph.D., Director

April 2, 2001
Date

                                   EXHIBIT 22

                           SUBSIDIARIES OF REGISTRANT

1. Fonix Systems Corporation, a Utah corporation, wholly owned by the Company (merged into Fonix Corporation effective September 1, 1999)

2.   Fonix/AcuVoice, Inc., a Utah corporation, wholly owned by the Company

3. Fonix/Articulate, Inc., a Utah corporation, wholly owned by the Company (merged into Fonix Corporation effective September 1, 1999)

4.   Fonix/Papyrus, Inc., a Utah corporation, wholly owned by the Company

                                TABLE OF CONTENTS



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                     F-2

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of December 31, 2000 and 1999               F-3

  Consolidated Statements of Operations for the Years Ended
          December 31, 2000, 1999 and 1998                                   F-4

  Consolidated Statements of Stockholders' Equity for the Years
          Ended December 31, 2000, 1999 and 1998                             F-5

  Consolidated Statements of Cash Flows for the Years Ended
          December 31, 2000, 1999 and 1998                                   F-7

  Notes to Consolidated Financial Statements                                 F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fonix Corporation:

We have audited the accompanying consolidated balance sheets of Fonix Corporation (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fonix Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operating activities since its inception. The Company expects these losses and negative cash flows from operating activities to continue at least through December 31, 2001. As of December 31, 2000, the Company has minimal tangible net worth of $983,988, an accumulated deficit of $143,040,284, minimal working capital of $180,356 and $224,436 of accounts payable over 60 days past due. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




ARTHUR ANDERSEN LLP

Salt Lake City, Utah
March 29, 2001

                                Fonix Corporation
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                                                                               December 31,
                                                                                                       -----------------------------
                                                                                                           2000           1999
                                                                                                       -------------- --------------
Current assets:
      Cash and cash equivalents                                                                        $   1,413,627  $     232,152
      Funds held in escrow                                                                                 2,151,006              -
      Accounts receivable, net of allowance for doubtful accounts of $20,000 in 2000 and 1999                131,872        184,901
      Prepaid expenses and other current assets                                                               55,705         63,832
                                                                                                       -------------- --------------

          Total current assets                                                                             3,752,210        480,885

Funds held in escrow                                                                                               -      2,038,003

Property and equipment, net of accumulated depreciation of $1,445,288 and $1,938,494, respectively           718,711      1,148,802

Intangible assets, net of accumulated amortization of  $6,850,286 and $4,392,457, respectively            12,941,764     15,399,593

Other assets                                                                                                 104,688        105,864
                                                                                                       -------------- --------------


          Total assets                                                                                 $  17,517,373  $  19,173,147
                                                                                                       ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                                 $     655,352  $   1,359,040
      Accrued liabilities                                                                                    553,448        907,033
      Accrued liabilities - related parties                                                                1,564,133      1,814,134
      Deferred revenues                                                                                      677,071        127,849
      Notes payable - related parties                                                                         77,625         77,625
      Capital lease obligation - current portion                                                              44,225              -
      Advances on issuance of convertible preferred stock                                                          -      1,000,000
                                                                                                       -------------- --------------

          Total current liabilities                                                                        3,571,854      5,285,681

Capital lease obligation, less current portion                                                                19,767              -
Series C convertible debentures                                                                                    -      3,971,107
                                                                                                       -------------- --------------

          Total liabilities                                                                                3,591,621      9,256,788
                                                                                                       -------------- --------------

Common stock and related repricing rights subject to redemption; 1,801,802 shares and
      repricing rights outstanding in 1999                                                                         -      1,830,000
                                                                                                       -------------- --------------

Commitments and contingencies (Notes 1,10,12,14, 15 and 18)

Stockholders' equity:
      Preferred stock, $.0001 par value;  50,000,000 shares authorized:
          Series A, convertible; 166,667 shares outstanding
               (aggregate liquidation preference of $6,055,012 at December 31, 2000)                         500,000        500,000
          Series D, 4% cumulative convertible; 164,500 and 381,723 shares outstanding in 2000 and
               1999, respectively (aggregate liquidation preference of $3,601,819
               at December 31, 2000)                                                                       4,288,178      9,095,910
          Series F, 6% cumulative convertible; 6,073 shares outstanding in 2000
               (aggregate liquidation preference of $128,242 at December 31, 2000)                           112,438              -
      Common stock, $0.0001 par value; 300,000,000 shares authorized:
          Class A voting,  191,296,988 and 123,535,325 shares outstanding in 2000
               and 1999, respectively                                                                         19,130         12,353
          Class B non-voting, none outstanding                                                                     -              -
      Additional paid-in capital                                                                         148,904,860    112,769,420
      Outstanding warrants to purchase Class A common stock                                                3,141,430      2,850,530
      Deferred consulting expenses                                                                                 -       (435,051)
      Accumulated deficit                                                                               (143,040,284)  (116,706,803)
                                                                                                       -------------- --------------

          Total stockholders' equity                                                                      13,925,752      8,086,359
                                                                                                       -------------- --------------

          Total liabilities and stockholders' equity                                                   $  17,517,373  $  19,173,147
                                                                                                       ============== ==============



          See accompanying notes to consolidated financial statements.

                                Fonix Corporation
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                           Year Ended December 31,
                                                                             ----------------------------------------------
                                                                                  2000           1999            1998
                                                                             --------------- -------------- ---------------

Revenues                                                                     $      656,853  $     439,507  $    2,604,724
Cost of revenues                                                                     27,436         24,932          35,440
                                                                             --------------- -------------- ---------------

     Gross margin                                                                   629,417        414,575       2,569,284
                                                                             --------------- -------------- ---------------

Expenses:
     Selling, general and administrative                                         10,722,313      9,498,753       8,817,643
     Product development and research                                             5,871,414      7,909,228      13,060,604
     Amortization of intangible assets                                            2,457,829      2,588,896       1,712,267
     Purchased in-process research and development                                  474,000              -       9,315,000
                                                                             --------------- -------------- ---------------

         Total expenses                                                          19,525,556     19,996,877      32,905,514
                                                                             --------------- -------------- ---------------

Loss from operations                                                            (18,896,139)   (19,582,302)    (30,336,230)
                                                                             --------------- -------------- ---------------

Other income (expense):
     Interest income                                                                139,283         95,023       1,075,021
     Interest expense                                                            (4,004,111)    (3,636,467)     (1,470,689)
     Other                                                                         (126,520)      (157,345)              -
     Cancellation of common stock reset provision                                         -              -      (6,111,577)
                                                                             --------------- -------------- ---------------

         Total other expense, net                                                (3,991,348)    (3,698,789)     (6,507,245)
                                                                             --------------- -------------- ---------------

Loss from continuing operations before income tax benefit                       (22,887,487)   (23,281,091)    (36,843,475)

Income tax benefit                                                                   76,810      3,331,895               -
                                                                             --------------- -------------- ---------------

Loss from continuing operations                                                 (22,810,677)   (19,949,196)    (36,843,475)

Discontinued operations:
     Operating loss of HealthCare Solutions Group                                         -     (5,953,726)     (6,275,307)
     Gain on disposal of HealthCare Solutions Group, net of income
          taxes of $3,100,000                                                             -      3,766,646               -
                                                                             --------------- -------------- ---------------

Loss before extraordinary item                                                  (22,810,677)   (22,136,276)    (43,118,782)

Extraordinary item - Gain on forgiveness of debt, net of income taxes of
         $29,416 in 2000 and $281,895 in 1999                                        49,448        473,857               -
                                                                             --------------- -------------- ---------------

Net loss                                                                     $  (22,761,229) $ (21,662,419) $  (43,118,782)
                                                                             =============== ============== ===============


Basic and diluted net loss per common share                                  $        (0.16) $       (0.31) $        (0.91)
                                                                             =============== ============== ===============

          See accompanying notes to consolidated financial statements.

                                Fonix Corporation
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                        Outstanding
                                                              Preferred Stock          Common Stock       Additional     Warrants
                                                         -------------------------- ---------------------   Paid-in     to Purchase
                                                           Shares         Amount      Shares      Amount    Capital     Common Stock
                                                         ------------ ------------- ------------ -------- ------------  ------------

Balance, December 31, 1997                                   379,167  $  5,812,444   43,583,875  $ 4,358  $ 38,637,059  $  2,936,360

Common stock issued for debt costs                                 -             -       35,000        4        50,310            -

Options issued for services                                        -             -            -        -       320,100            -

Common stock issued for patent                                     -             -       24,814        3       100,804            -

Warrants issued for cash                                           -             -            -        -             -      472,928

Exercise of options and warrants                                   -             -      265,000       27       505,333         (360)

Common stock issued for cash                                       -             -    4,000,000      400    16,965,754            -

Shares issued for acquisition of AcuVoice, Papyrus
    and Articulate                                                 -             -   10,944,081    1,094    28,686,933            -

Series D preferred stock issued for cash                     550,000    10,453,846            -        -             -            -

Series E preferred stock issued for cash                     100,000     1,950,000            -        -             -            -

Conversions of preferred stock to common stock              (327,428)   (8,221,395)   4,081,234      407     8,220,988            -

Shares issued in connection with the relinquishment
    of a reset provision                                     608,334    11,166,678    1,390,476      139    (5,055,240)           -

Expiration of warrants                                             -             -            -        -        85,670      (85,670)

Amortization of deferred consulting expense                        -             -            -        -             -            -

Dividends on preferred stock                                       -     4,797,249            -        -             -            -

Net loss for the year ended December 31, 1998                      -             -            -        -             -            -
                                                         ------------ ------------- ------------  ------- ------------  ------------

Balance, December 31, 1998                                 1,310,073    25,958,822   64,324,480    6,432    88,517,711    3,323,258

Options issued during the year for services                        -             -            -        -        12,540            -

Extension of option expiration dates                               -             -            -        -       241,375            -

Conversions of preferred stock                              (761,683)  (18,129,770)  52,981,431    5,298    18,124,472            -

Common stock issued for services                                   -             -    1,200,000      120       474,880            -

Common stock issued for principal reduction
     on debentures                                                 -             -    6,000,000      600     3,278,293            -

Common stock returned and canceled                                 -             -     (970,586)     (97)   (1,000,819)           -

Warrants issued with Series C debentures                           -             -            -        -             -      438,240

Warrants issued for services                                       -             -            -        -             -      260,000

Expiration of warrants                                             -             -            -        -     1,170,968   (1,170,968)

Amortization of deferred consulting expenses                       -             -            -        -             -            -

Beneficial conversion features on Series C debentures              -             -            -        -     1,750,000            -

Preferred stock dividends                                          -     1,766,858            -        -             -            -

Reduction of accrued offering costs                                -             -            -        -       200,000            -

Net loss for the year ended December 31, 1999                      -             -            -        -             -            -
                                                         ------------ ------------- ------------  ------- ------------  ------------

Balance, December 31, 1999                                   548,390     9,595,910  123,535,325   12,353   112,769,420    2,850,530

Conversion of promissory note                                      -             -   11,544,775    1,154     7,589,717            -

Beneficial conversion features on promissory note                  -             -            -        -     3,447,623            -

Conversions of Series C debentures                                 -             -   10,385,364    1,039     4,261,025            -

Sale of Series F preferred shares                            316,036     2,750,000            -        -             -            -

Beneficial conversion features on Series D
    preferred stock                                                -       236,400            -        -             -            -

Conversions of preferred stock to common stock              (527,186)  (10,622,745)  23,779,198    2,379    10,620,366            -

Reclassification of common stock subject to redemption             -             -    1,801,802      180     1,829,820            -

Exercise of repricing rights                                       -             -    4,568,569      457          (457)           -

Issuance of common stock under equity line of credit               -             -   12,492,680    1,249     3,853,053            -

Shares issued upon settlement of litigation                        -             -      260,145       26        81,269            -

Issuance of common stock for services                              -             -    1,862,069      186     2,016,491            -

Issuance of stock options and warrants for
    services and technology                                        -  $          -            -  $     -  $    234,856  $   530,250

Appreciation of warrants issued for services                       -             -            -        -             -      537,500

Extension of option expiration dates                               -             -            -        -        52,067            -

Exercise of stock options and stock appreciation rights            -             -      767,061       77     1,094,790            -

Exercise of warrants                                               -             -      300,000       30       392,970     (115,000)

Expiration of warrants                                             -             -            -        -       661,850     (661,850)

Amortization of deferred consulting expenses                       -             -            -        -             -            -

Preferred stock dividends                                          -     2,941,051            -        -             -            -

Net loss for the year ended December 31, 2000                      -             -            -        -             -            -
                                                         ------------ ------------- ------------ -------- ------------  ------------

Balance, December 31, 2000                                   337,240  $  4,900,616  191,296,988  $19,130  $148,904,860  $  3,141,430
                                                         ============ ============= ============ ======== ============  ============




                                                          Deferred
                                                         Consulting    Accumulated
                                                          Expenses       Deficit          Total
                                                         ------------ --------------- -------------

Balance, December 31, 1997                               $         -  $  (45,017,746) $  2,372,475

Common stock issued for debt costs                                 -               -        50,314

Options issued for services                                 (320,100)              -             -

Common stock issued for patent                                     -               -       100,807

Warrants issued for cash                                           -               -       472,928

Exercise of options and warrants                                   -               -       505,000

Common stock issued for cash                                       -               -    16,966,154

Shares issued for acquisition of AcuVoice, Papyrus
    and Articulate                                                 -               -    28,688,027

Series D preferred stock issued for cash                           -               -    10,453,846

Series E preferred stock issued for cash                           -               -     1,950,000

Conversions of preferred stock to common stock                     -               -             -

Shares issued in connection with the relinquishment
    of a reset provision                                           -               -     6,111,577

Expiration of warrants                                             -               -             -

Amortization of deferred consulting expense                  213,400               -       213,400

Dividends on preferred stock                                       -      (4,797,249)            -

Net loss for the year ended December 31, 1998                      -     (43,118,782)  (43,118,782)
                                                         ------------ --------------- -------------

Balance, December 31, 1998                                  (106,700)    (92,933,777)   24,765,746

Options issued during the year for services                        -               -        12,540

Extension of option expiration dates                               -               -       241,375

Conversions of preferred stock                                     -               -             -

Common stock issued for services                            (375,000)              -       100,000

Common stock issued for principal reduction
     on debentures                                                 -               -     3,278,893

Common stock returned and canceled                                 -               -    (1,000,916)

Warrants issued with Series C debentures                           -               -       438,240

Warrants issued for services                                (127,500)              -       132,500

Expiration of warrants                                             -               -             -

Amortization of deferred consulting expenses                 174,149               -       174,149

Beneficial conversion features on Series C debentures              -               -     1,750,000

Preferred stock dividends                                          -      (2,110,607)     (343,749)

Reduction of accrued offering costs                                -               -       200,000

Net loss for the year ended December 31, 1999                      -     (21,662,419)  (21,662,419)
                                                         ------------ --------------- -------------

Balance, December 31, 1999                                  (435,051)   (116,706,803)    8,086,359

Conversion of promissory note                                      -               -     7,590,871

Beneficial conversion features on promissory note                  -               -     3,447,623

Conversions of Series C debentures                                 -               -     4,262,064

Sale of Series F preferred shares                                  -               -     2,750,000

Beneficial conversion features on Series D
    preferred stock                                                -        (236,400)            -

Conversions of preferred stock to common stock                     -               -             -

Reclassification of common stock subject to redemption             -               -     1,830,000

Exercise of repricing rights                                       -               -             -

Issuance of common stock under equity line of credit               -               -     3,854,302

Shares issued upon settlement of litigation                        -               -        81,295

Issuance of common stock for services                              -               -     2,016,677

Issuance of stock options and warrants for
    services and technology                              $         -  $            -  $    765,106

Appreciation of warrants issued for services                (537,500)              -             -

Extension of option expiration dates                               -               -        52,067

Exercise of stock options and stock appreciation rights            -               -     1,094,867

Exercise of warrants                                               -               -       278,000

Expiration of warrants                                             -               -             -

Amortization of deferred consulting expenses                 972,551               -       972,551

Preferred stock dividends                                          -      (3,335,852)     (394,801)

Net loss for the year ended December 31, 2000                      -     (22,761,229)  (22,761,229)
                                                         ------------ --------------- -------------

Balance, December 31, 2000                               $         -  $ (143,040,284) $  13,925,752
                                                         ============ =============== =============


          See accompanying notes to consolidated financial statements.

                                Fonix Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       Year Ended December 31,
                                                                      ----------------------------------------------------------
                                                                            2000                 1999                1998
                                                                      ------------------   -----------------   -----------------
Cash flows from operating activities:
      Net loss                                                        $     (22,761,229)   $    (21,662,419)   $    (43,118,782)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
         Issuance of common stock for services                                1,328,100             158,600             151,121
         Non-cash expense related to issuance of debentures,
           warrants, and preferred and common stock                           4,725,201           2,411,349           7,118,577
         Non-cash compensation expense related to issuance and
           extension of stock options                                           914,922             360,615             213,400
         Non-cash portion of purchased in-process research and
               development                                                      474,000                   -          13,136,000
         Loss on disposal of property and equipment                             126,520             154,940                   -
         Gain on sale of HealthCare Solutions Group                                   -          (3,766,646)                  -
         Depreciation and amortization                                        3,093,612           5,256,532           3,285,845
         Income tax benefit                                                     (76,810)         (3,331,895)
         Extraordinary gain on forgiveness of debt                              (49,448)           (473,857)                  -
         Changes in assets and liabilities, net of effects
               of acquisitions:
            Accounts receivable                                                  53,029            (245,432)           (148,498)
            Prepaid expenses and other current assets                             8,127              (5,560)            (93,388)
            Funds held in escrow                                               (113,003)            (38,003)                  -
            Other assets                                                          1,176                 944             (80,198)
            Accounts payable                                                   (543,529)         (1,650,337)          2,941,898
            Accrued liabilities                                                 120,638             514,312               8,189
            Accrued liabilities - related party                                (250,001)          1,143,185            (311,743)
            Deferred revenues                                                   549,222             632,242              81,266
                                                                      ------------------   -----------------   -----------------

         Net cash used in operating activities                              (12,399,473)        (20,541,430)        (16,816,313)
                                                                      ------------------   -----------------   -----------------

Cash flows from investing activities, net of effects
               of acquisitions:
      Purchase of property and equipment                                       (239,908)            (99,090)         (1,305,091)
      Proceeds from sale of property and equipment                                    -              50,000                   -
      Proceeds from sale of HealthCare Solutions Group                                -          21,805,982                   -
      Acquisition of subsidiaries, net of cash acquired                               -                   -         (15,323,173)
      Issuance of notes receivable                                                    -                   -            (745,000)
      Payments received on notes receivable                                           -             245,000                   -
                                                                      ------------------   -----------------   -----------------

         Net cash provided by (used in) investing activities                   (239,908)         22,001,892         (17,373,264)
                                                                      ------------------   -----------------   -----------------

Cash flows from financing activities:
      Proceeds from issuance of convertible promissory note payable
         and convertible debentures, net                                      7,500,000           6,254,240                   -
      Proceeds from sale of common stock, net                                 3,854,302                   -          16,966,155
      Proceeds from sale of preferred stock, net                              1,750,000                   -          12,403,846
      Proceeds from exercise of stock options                                   466,866                   -             210,000
      Proceeds from exercise of warrants                                        278,000                   -             295,000
      Proceeds from sale of warrants                                                  -             438,240             472,928
      Proceeds from other notes payable                                               -           6,953,760             560,000
      Proceeds from (payments on) revolving note payable, net                         -         (20,038,193)          1,376,671
      Payments on revolving note payable - related parties, net                       -          (7,895,178)           (469,869)
      Proceeds from sale of common stock and related
          repricing rights subject to redemption, net                                 -                   -           1,830,000
      Payments on other notes payable                                                 -          (7,788,000)                  -
      Principal payments on capital lease obligations                           (28,312)            (60,684)            (49,325)
      Advances on issuance of convertible preferred stock                             -           1,000,000                   -
      Bank overdraft                                                                  -            (138,034)            138,034
                                                                      ------------------   -----------------   -----------------

         Net cash provided by (used in) financing activities                 13,820,856         (21,273,849)         33,733,440
                                                                      ------------------   -----------------   -----------------

Net increase (decrease) in cash and cash equivalents                          1,181,475         (19,813,387)           (456,137)

Cash and cash equivalents at beginning of year                                  232,152          20,045,539          20,501,676
                                                                      ------------------   -----------------   -----------------

Cash and cash equivalents at end of year                              $       1,413,627    $        232,152    $     20,045,539
                                                                      ==================   =================   =================


          See accompanying notes to consolidated financial statements.

                                Fonix Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                               Year Ended December 31,
                                                    --------------------------------------
Supplemental disclosure of cash flow information:        2000         1999        1998
                                                    ------------- ----------- ------------

      Cash paid during the year for interest        $    455,047  $ 1,186,695 $  1,392,987
      Cash paid during the year for income taxes    $      2,606  $        -  $         -

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the Year Ended December 31, 2000:

          Accrued preferred stock dividends of $191,051 on Series D and Series F preferred stock.

          Converted 217,223 shares of Series D preferred stock and related dividends of $255,600 into 15,436,378 shares of Class A common stock.

          Converted 309,963 shares of Series F preferred stock and related dividends of $34,042 into 8,342,820 shares of Class A common stock.

          Recorded preferred stock dividends of $2,750,000 related to the beneficial conversion features of Series F convertible preferred stock.

          Converted $7,500,000 of principal and $90,870 of interest from the convertible promissory note into 11,544,775 shares of Class A common stock.

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

          Issued 1,250,000 shares of common stock to an unrelated party for consulting fees valued at $1,328,100.

          Issued 612,069 shares of Class A common stock valued at $688,578 as payment for liquidation damages and a restructuring fee in connection with the Series D preferred stock agreement.

          Recorded interest expense of $3,447,623 for a beneficial conversion feature on a promissory note.

          Entered into a capital lease obligation for equipment in the amount of $92,304.

          Issued 260,145 shares of Class A common stock having a market value of $81,295 in settlement of litigation.

          Issued 45,000 warrants valued at $11,250 for consulting services.

      For the Year Ended December 31, 1999:

          Entered into capital lease obligations for equipment in the amount of $57,332.

          Applied advances to employees totaling $59,986 as payments on a related-party note payable.

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

          Recorded  preferred  stock  dividends  of  $997,148   related  to  the
               beneficial conversion features of Series D and Series E preferred stock.

          Accrued preferred stock dividends of $769,710 on Series D and Series E preferred stock.

          Recorded dividends totaling $343,749 relating to the liquidation damage provisions of Series D and Series E preferred stock and Series C convertible debentures.

          Issued 200,000 shares of Class A common stock to an unrelated party for consulting fees valued at $100,000.

          Converted 626,611 shares of Series D preferred stock and related dividends of $587,388 into 47,252,275 shares of Class A common stock.

          Converted 135,072 shares of Series E preferred stock and related dividends of $66,015 into 5,729,156 shares of Class A common stock.

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

          Issued 1,000,000 shares of Class A common stock to two unrelated parties for consulting fees valued at $375,000 of which $316,400 was deferred at December 31, 1999.

          Issued 1,000,000 warrants to three unrelated parties for legal services valued at $260,000 of which $118,651 was deferred at December 31, 1999.

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

          Issued 1,390,476 shares of common stock and 608,334 shares of Series D
               4% convertible preferred stock in connection with the cancellation of an existing reset provisions and costs associated with the issuance of Series D 4% convertible preferred stock.

          Recorded  preferred  stock  dividends  of  $1,000,000  related  to the issuance of 1,390,476 common shares and 608,334 shares of Series D 4% convertible preferred stock in connection with the cancellation of an existing reset provision.

          Exchanged 150,000 shares of Series D 4% convertible preferred stock for 150,000 shares of Series E 4% convertible preferred stock.

          Converted 114,928 shares of Series E convertible preferred stock and related dividends of $15,969 into 2,591,733 shares of common stock.

          Issued 2,692,216 shares of common stock having a market value of $16,995,972 in connection with the acquisition of AcuVoice, Inc.

          Issued 5,140,751 shares of common stock having a market value of $8,353,720 and notes payable of $4,747,339 in connection with the acquisition of Articulate Systems, Inc.

          Issued 3,111,114 shares of common stock having a market value of $3,208,336 and notes payable of $1,710.000 in connection with the acquisition of Papyrus.

          Issued notes payable of $348,145 in connection with the acquisition of certain assets of The MRC Group, Inc.












          See accompanying notes to consolidated financial statements.

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations -Fonix Corporation (the "Company" or "Fonix") is engaged in developing, acquiring and marketing proprietary natural user interface ("NUI") technologies. The Company's NUI technologies include automated speech recognition ("ASR"), text-to-speech ("TTS") and handwriting recognition ("HWR"). The Company markets its NUI technologies to embedded and server markets. The
Company  has  received   various  patents  for  certain  elements  of  its  core
technologies and has filed applications for other patents covering various aspects of its technologies. The Company seeks to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips. Revenues are generated through licensing of its NUI technologies and related applications.

Basis of Presentation - The Company generated revenues of $656,853, incurred a net loss from continuing operations totaling $22,810,677 and had negative cash flows from operating activities totaling $12,399,473 for the year ended December 31, 2000. As of December 31, 2000, the Company had minimal tangible net worth of $983,988, an accumulated deficit of $143,040,284, minimal working capital of $180,356 and $224,436 of accounts payable over 60 days past due. The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2001, primarily due to significant expenditure requirements associated with marketing and developing its NUI technologies. These factors, as well as the risk factors set out elsewhere in the Company's Annual Report on Form 10-K, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to fund the operations of the Company through proceeds from sales of debt and equity securities and cash flows from license and royalty arrangements. There can be no assurance that management's plans will be successful.

The Company was in the development stage from inception (October 1, 1993) through December 31, 1999.

Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Fonix/AcuVoice, Inc. and Fonix/Papyrus, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. During 1999, two wholly owned subsidiaries, Fonix Systems Corporation and Fonix/Articulate, Inc., were merged into the Company. In September 1999, the Company sold its HealthCare Solutions Group ("HSG"), consisting primarily of the assets and operations of Fonix/Articulate, Inc. The results of the operations of the HSG are presented as discontinued operations (see Note 2).

Cash and Cash Equivalents - The Company considers all highly liquid, short-term investments with a maturity of three months or less to be cash equivalents.

Funds Held in Escrow - Funds held in escrow pursuant to terms of the sale of the HSG were held in interest-bearing accounts and became available to the Company on March 2, 2001. These funds were received by the Company on March 29, 2001.

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Valuation of Long-lived Assets - The carrying value of the Company's long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that it may not be recoverable. If such an event occurred, the Company would project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset would not be recoverable, the discounted carrying value would be reduced by the estimated excess of the carrying value over the projected cash flows. As of December 31, 2000, management of the Company does not consider any of the Company's long-lived assets to be impaired. However, should the Company's marketing and sales plan not materialize in the near term, the realization of the Company's intangible assets could be severely and negatively impacted. The accompanying consolidated financial statements have been prepared based on management's estimates of realizability, which estimates may change due to factors beyond the control of the Company.

Revenue Recognition - The Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition". The Company generates revenues from licensing the rights to its software products to end users and from royalties. The Company also generates service revenues from the sale of consulting and development services.

Revenues from software license agreements are recognized upon shipment of the software if there are no significant postcontract obligations. If postcontract obligations exist, revenues are recognized when those obligations have been satisfied. Revenues from development and consulting services are recognized as the services are completed.

Cost of revenues consists of costs to distribute the product (including the cost of the media on which it is delivered), installation and support personnel salaries and licensed technology and related costs.

Research and Development - All expenditures for research and development are charged to expense as incurred. The Company incurred total research and development expenses of $5,871,414 in 2000, $7,909,228 in 1999 and $13,060,604
in 1998. During 2000, the Company recorded $474,000 of in-process research and development costs related to the acquisition of certain technology rights from a director and executive officer of the Company in exchange for warrants to purchase 600,000 shares of the Company's Class A common stock (see Note 10). In 1998, the Company recorded $9,315,000 and $3,821,000, respectively, of in-process research and development

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


purchased in connection with the acquisitions of AcuVoice, Inc. and Articulate Systems, Inc. However, as a result of the subsequent disposition of the HSG, the costs related to Articulate Systems, Inc. are reflected in discontinued operations (see Note 2).

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

Stock-based Compensation Plans - The Company accounts for its stock-based compensation issued to employees and directors under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the measurement date is below the fair value of the company's common stock, and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the company's common stock, and is recognized on the date of award or purchase. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", requires pro forma information regarding net loss and net loss per common share as if the Company had accounted for its stock options granted under the fair value method. This pro forma disclosure is presented in
Note 9.

The Company accounts for its stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123 and related interpretations. Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete.

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

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. At December 31, 2000, 1999 and 1998, there were outstanding common stock equivalents to purchase 38,541,003, 56,869,449 and 38,319,638 shares of common stock, respectively, that were not included in the

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended December 31, 2000, 1999 and 1998.

                                                  2000                     1999                     1998
                                        ----------------------   ----------------------   ----------------------
                                                        Loss                     Loss                     Loss
                                                         per                      per                      per
                                             Loss       Share         Loss       Share         Loss       Share
                                        -------------  -------   -------------  -------   -------------  -------
Loss from continuing operations         $ (22,810,677)           $ (19,949,169)           $ (36,843,475)
Preferred stock dividends                  (3,335,852)              (2,110,607)              (4,797,249)
                                        -------------            -------------            -------------
Net loss from continuing operations
   attributable to common
   stockholders                           (26,146,529) $ (0.16)    (22,059,803) $ (0.29)    (41,640,724) $ (0.79)
Discontinued operations, net of taxes              -        -       (2,187,080)   (0.03)     (6,275,307)   (0.12)
Extraordinary item, net of taxes               49,448     0.00         473,857     0.01              -         -
                                        -------------  -------   -------------  -------   -------------  -------
Net loss attributable to common
   stockholders                         $ (26,097,081) $ (0.16)  $ (23,773,026) $ (0.31)  $ (47,916,031) $ (0.91)
                                        =============  =======   =============  =======   =============  =======
Weighted average common shares
   outstanding                            162,684,298               76,753,709               52,511,185
                                        =============            =============            =============


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

Reclassifications - Certain reclassifications have been made in the prior years' consolidated financial statements to conform with the current year presentation.

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

Of the 2,692,216 shares of Class A common stock issued, 80,000 shares were placed in escrow against which any claims for breach of warranty against the former shareholders of AcuVoice could be asserted by the Company. On March 12, 1999, the Company submitted a claim for the shares deposited into the escrow account based on the Company's assertion of misrepresentations made to the Company. The Company's claim to the escrow shares is

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


pending. The shares held in escrow have been excluded from the calculation of basic net loss per common share for the years ended December 31, 2000, 1999 and 1998.

The purchase price allocation to tangible assets included $253,881 of cash, $13,728 of accounts receivable, $9,902 of property and equipment and $800 of prepaid expenses. The purchase price allocation to liabilities assumed included $22,929 of accounts payable and accrued expenses and $599,250 of notes payable. The excess of the purchase price over the estimated fair market value of the acquired tangible net assets of AcuVoice was $25,339,840, of which $11,192,000 was capitalized as the purchase cost of the completed technology, $4,832,840 was capitalized as goodwill and $9,315,000 was expensed as in-process research and development. The valuation of the acquired in-process research and development was based upon assumptions the Company believed to be reasonable at the time.

Papyrus Associates, Inc. and Papyrus Development Corporation - In October 1998, the Company created a wholly owned subsidiary (Fonix/Papyrus, Inc.) that acquired Papyrus Associates, Inc. ("PAI") and Papyrus Development Corporation ("PDC", together with PAI, "Papyrus"). PAI developed, marketed and supported printing and cursive handwriting recognition software for "personal digital assistants", pen tablets and mobile phones under the trademark, Allegro(TM). PDC was a systems integration provider with expertise and intellectual property in embedded systems and enhanced Internet applications. Fonix now provides these products and technologies. The Company issued 3,111,114 shares of restricted Class A common stock (having a market value of $3,208,336 on that date) and promissory notes aggregating $1,710,000 in connection with this purchase.

Of the 3,111,114 shares of Class A common stock issued, 311,106 shares were placed in escrow against which any claims for breach of warranty against the former shareholders of Papyrus could be asserted by the Company. As of December 31, 2000, 15,482 shares remain in escrow. The shares held in escrow have been excluded from the calculation of basic net loss per common share for the years ended December 31, 2000, 1999 and 1998. The acquisition was accounted for as a purchase.

The purchase price allocation to tangible assets included $10,342 of cash and $7,629 of accounts receivable. The purchase price allocation to liabilities assumed included $118,293 of accounts payable and accrued liabilities. The excess of the purchase price over the estimated fair market value of the acquired tangible net assets of Papyrus was $5,018,658 and was capitalized as goodwill.

The Company did not make promissory note payments on the due dates pending the result of certain legal actions undertaken by the Company. In September 1999, the actions were settled resulting in cancellation of the promissory notes totaling $1,632,375 upon payment to certain former Papyrus shareholders of $1,217,384 and the return of 970,586 shares of restricted Class A common stock previously issued in connection with the acquisition of Papyrus. The 970,586 shares were effectively canceled in September 1999 in connection with the settlement payment and the original fair market value of $1,000,917 associated with the canceled shares and the $414,991 of promissory note principal forgiven were reflected as a reduction to goodwill associated with the purchase of Papyrus.

Articulate Systems, Inc. - In 1998, the Company created a wholly owned subsidiary ("Fonix/Articulate") that acquired Articulate Systems, Inc. ("Articulate") in September 1998. Articulate was a provider of sophisticated voice recognition products to specialized segments of the health care industry. The Company issued 5,140,751 shares of restricted Class A common stock (having a market value of $8,353,720 on that date), a cash payment of $7,787,249 and 8.5 percent demand notes in the aggregate amount of $4,747,339 for all of the then outstanding common shares of Articulate. Additionally, the Company issued 98,132 stock options in exchange for all Articulate stock options outstanding on the date of acquisition at an exchange rate based on the relative fair value of the companies' stocks. The estimated fair value of the options issued was $130,000 using the Black-Scholes option pricing model with weighted average assumptions of a risk-free rate of 5.1 percent, expected life of 2.5 years,

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


expected volatility of 85 percent and an expected dividend yield of 0 percent. Subsequent to the acquisition, the Company agreed to pay several Articulate employees incentive compensation for continued employment in the aggregate amount of $857,000. The Company issued 8.5 percent demand notes for $452,900 and recorded an accrued liability of $404,100 for the balance of this obligation, both of which were paid in 1999. The acquisition was accounted for as a purchase.

Of the 5,140,751 shares of Class A common stock issued, 315,575 shares were placed in escrow against which any claims for breach of warranty against the former shareholders of Articulate could be asserted by the Company and 1,985,000 shares were placed in escrow to be converted at a later date to Class B Non-Voting common stock, subject to approval by the shareholders of the Company. By vote of the shareholders at the annual meeting held October 29, 1999, the issuance of 1,985,000 shares of Class B Non-Voting common stock was approved. The Class B shares are authorized, but have not yet been exchanged for the corresponding Class A shares held in escrow. The shares held in escrow have been excluded from the calculation of basic net loss per common share for the year ended December 31, 2000, 1999 and 1998.

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

The MRC Group, Inc. - In 1998, the Company acquired certain assets of the MRC Group, Inc. ("MRC") relating to MRC's selling, marketing and servicing of certain of Articulate's products. In consideration for the assets, the Company agreed to pay MRC $219,833 less certain amounts then owed to the Company, plus $133,333 per month for each of the three months immediately following the closing, less certain credits. The remaining amount owing related to this acquisition of $216,666 was paid in 1999.

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

Sale of the HealthCare Solutions Group - On September 1, 1999, the Company completed the sale of the operations and a significant portion of the assets (the "Sale") of the HSG to Lernout & Hauspie Speech Products N.V. ("L&H"), an unrelated third party, for up to $28,000,000. Of this sales price, $21,500,000, less certain credits of $194,018, was received at closing, and $2,500,000 was held in an 18 month escrow account in connection with the representations and warranties made by the Company in the sales transaction. Subsequent to the closing,

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$500,000 was released from the escrow. The remaining $2,000,000 was released from escrow on March 29, 2001. Another $4,000,000 of the sales price is to be contingently paid as an earnout in two installments of $2,000,000 each over two years based on the performance of the HSG. The proceeds received from the sale were used to reduce a significant portion of the Company's liabilities and to provide working capital for the Company's marketing and development opportunities. The assets sold included inventory, property and equipment, certain prepaid expenses, purchased core technology and other assets. Additionally, L&H assumed the capital and operating lease obligations related to the HSG and the obligations related to certain deferred revenues.

Upon the closing of the Sale, the Company discontinued the operations of the HSG. The results of operations of the HSG have been reported separately as discontinued operations in the accompanying consolidated statements of operations. Revenues from the HSG's operations were $284,960 for the period from acquisition through December 31, 1998 and $1,726,262 from January 1, 1999 through September 1, 1999, the date of the Sale. These amounts have not been included in revenues in the accompanying consolidated statements of operations, but are included in the operating loss from discontinued operations.

Pro Forma Financial Statement Data - The following unaudited pro forma financial statement data for the year ended December 31, 1998 present the results of operations of the Company as if the acquisitions of AcuVoice and Papyrus had occurred on January 1, 1998. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of future results or what would have occurred had the acquisitions been made on January 1, 1998. Purchased in-process research and development of $9,315,000 related to the acquisition of AcuVoice was recorded at the date of the acquisition and is not presented in the following unaudited pro forma financial statement data since it is a non-recurring charge directly attributable to the acquisition. Historical and pro forma financial information for the acquisition of Articulate and MRC have not been included in the following pro forma financial statement data as the operations and substantially all assets related to Articulate were sold on September 1, 1999. The results of operations of MRC are not included in the unaudited pro forma financial statement data as the acquisition did not constitute the purchase of a business.

           Revenues                                     $     2,692,916
           Net loss                                         (31,462,937)
           Basic and diluted net loss per common share            (0.55)

3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2000 and 1999:

                                                            2000          1999
                                                       -------------  -------------
      Computer equipment                               $  1,193,942   $  2,294,766
      Furniture and fixtures                                851,436        673,909
      Leasehold improvements                                118,621        118,621
                                                       -------------  -------------
                                                          2,163,999      3,087,296
      Less accumulated depreciation and amortization     (1,445,288)    (1,938,494)
                                                       -------------  -------------
      Net property and equipment                       $    718,711   $  1,148,802
                                                       =============  =============

4.  RELATED-PARTY NOTES PAYABLE

At December 31, 1998, the Company had unsecured demand notes payable to former Papyrus stockholders in the aggregate amount of $1,710,000, which notes were issued in connection with the Papyrus acquisition. Demands for

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


payment on the notes were made as follows: $1,190,000 on February 28, 1999, $180,000 on April 30, 1999 and $340,000 on September 30, 1999, and bore interest at six percent after their due date. The Company did not make payments on the due dates pending the result of certain legal actions undertaken by the Company (see Note 2). In September 1999, the actions were settled resulting in cancellation of the promissory notes totaling $1,632,375 upon payment to certain former Papyrus shareholders of $1,217,384 and the return of 970,586 shares of restricted Class A common stock previously issued in connection with the acquisition of Papyrus. Of the notes payable, $77,625 remain unpaid as of December 31, 2000. During 2000, the holders of these notes made demand for payment.

5.  CONVERTIBLE DEBENTURES

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

Subsequent to the March 3, 1999 funding, the holders of the Series C convertible debentures notified the Company and the Guarantors that a default had occurred under certain terms of the stock pledge agreement as a result of the Company's failure to register in a timely manner the resale of the shares underlying the debentures, and that the holders had exercised their right to sell the shares pledged by the Guarantors. The Company was informed that proceeds from the sale of the 6,000,000 pledged shares amounted to $3,278,893. Of this total, $406,250 was allocated to penalties attributable to default provisions of the stock pledge agreement and recorded by the Company as interest expense and $343,750 related to penalty provisions of the Series D preferred stock (held by a related group of investors) and recorded by the Company as preferred stock dividends. The remaining $2,528,893 was applied as a reduction to the principal balance of the debentures.

During 2000, the remaining balance of $3,971,107 of the Series C convertible debentures was converted into 10,385,364 shares of Class A common stock.

Under its indemnity agreement in favor of the Guarantors, the Company was obligated to issue 6,000,000 replacement shares to the Guarantors for the shares sold by the holders of the Debentures. Additionally, the Company has recorded a related-party liability of $1,296,600 as a reimbursement to the Guarantors for the expenses incurred by the Guarantors as a result of the sales of the shares pledged by the Guarantors.

Certain events of default outlined in the Series C convertible debenture agreement provided the holders the right to declare the outstanding balance immediately due and payable and impose additional penalties and interest until the

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


default is cured. Specified events of default included suspension from listing or delisting of the Company's Class A common stock from the Nasdaq SmallCap Market for a period of three trading days and failure to register the underlying common stock with the Securities and Exchange Commission by June 30, 1999. The Company was notified on December 3, 1999, that its Class A common stock had been delisted from the Nasdaq SmallCap Market (see Note 8). The Company's Class A common stock is currently trading on the OTC Bulletin Board. Furthermore, the Company had not registered the underlying shares by the date specified. The holders of the Series C convertible debentures agreed to waive their right to additional penalties and interest and their right to declare the balance due provided the underlying shares were registered with the Securities and Exchange Commission on or before February 29, 2000. A registration statement for the shares was declared effective February 11, 2000, thereby satisfying the terms of the waiver.

6. PREFERRED STOCK

The Company's certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company's board of directors may designate.

Series A Convertible Preferred Stock - In 1995, the Company entered into an agreement with Beesmark Investments, L.C., a Utah limited liability company controlled by an individual who assumed a position on the Company's board of directors in connection with the execution of the agreement. The individual later resigned from the board. Under the agreement, the Company issued Series A convertible debentures in the amount of $500,000. The debentures bore interest at five percent and were originally due October 23, 1996. The debentures were converted into 166,667 shares of Series A convertible preferred stock on September 25, 1997. Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock. At the option of the holder, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 for a 15 day period, the Series A convertible preferred stock shares are automatically converted into Class A common stock. In the event of liquidation, the holder is entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to 1.5 shares of common stock for each share of Series A convertible preferred stock.

Series B Convertible  Preferred  Stock - In 1997,  the Company issued 125,000 of
Series B convertible preferred stock for $2,500,000 less $145,000 in related offering costs. Dividends accrued on the stated value ($20 per share) of Series B convertible preferred stock at a rate of five percent per year, were payable quarterly in cash or Class A common stock, at the option of the Company, and were convertible into shares of Class A common stock at any time after issuance at the holders' option. In the event of liquidation, the holders of the Series B convertible preferred stock were entitled to an amount equal to the stated value plus accrued but unpaid dividends whether declared or not. The holders of Series B convertible preferred stock had no voting rights. The shares of Series B convertible preferred stock, together with dividends accrued thereon, could be converted into shares of Class A common stock at the lesser of $6.81 or the average of the per share market value for the five trading days immediately preceding the conversion date multiplied by 90 percent for any conversion on or prior to the 120th day after the original issue date and 87.5 percent for any conversion thereafter.

In 1997, 97,500 of the Series B convertible preferred stock and dividends earned thereon were converted into 355,188 shares of Class A common stock. In January 1998, the remaining 27,500 shares of Series B convertible preferred stock and dividends earned thereon were converted into 193,582 shares of Class A common stock. There are no shares of Series B convertible preferred stock outstanding.

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Series C Convertible Preferred Stock - In 1997, the Company entered into an agreement with an investor whereby the investor agreed to purchase 187,500 shares of the Company's Series C convertible preferred stock for $3,750,000. Dividends accrued on the stated value ($20 per share) of Series C convertible preferred stock at a rate of five percent per year, were payable quarterly in cash or Class A common stock, at the option of the Company, and were convertible into shares of Class A common stock at anytime after issuance at the holders' option. In the event of liquidation, the holders of the Series C convertible preferred stock were entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series C convertible preferred stock had no voting rights. The shares of Series C convertible preferred stock, together with dividends accrued thereon, could be converted into shares of Class A common stock at the lesser of $5.98 or the average of the five lowest closing bid prices for the 15 trading days preceding the date of any conversion notice multiplied by a percentage based on the number of days after the original issue date.

During 1997, the Company issued 17,198 shares of Class A common stock upon conversion of 2,500 shares of Series C convertible preferred stock and related accrued dividends. During 1998, the remaining 185,000 shares of Series C convertible preferred stock and related dividends were converted into 1,295,919 shares of Class A common stock. There are no shares of Series C convertible preferred stock outstanding.

Series D Convertible Preferred Stock - During 1998, the Company entered into an agreement with investors whereby the Company issued 550,000 shares of Series D convertible preferred stock for $11,000,000. Additionally, the Company issued to certain investors a total of 608,334 shares of Series D convertible preferred stock in return for their relinquishment of their contractual right to receive Reset Shares in connection with the March 1998 private placement offering (see
Note 8), and as a cost of raising the $10,000,000 from the Series D convertible preferred stock placement. Dividends accrue on the stated value ($20 per share) of Series D convertible preferred stock at the rate of four percent per year, are payable annually or upon conversion, in cash or Class A common stock, at the option of the Company, and are convertible into shares of Class A common stock at the holders' option any time. In the event of liquidation, the holders of the Series D convertible preferred stock are entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series D convertible preferred stock have no voting rights. Shares of Series D convertible preferred stock, together with dividends accrued thereon, could be converted into shares of Class A common stock at the lesser of: $3.50 per share; or the lesser of 110 percent of the average per share closing bid price for the 15 trading days immediately preceding the date of issuance of the shares of Series D convertible preferred stock; or 90 percent of the average of the three lowest per share closing bid prices during the 22 trading days immediately preceding the conversion date. In the event that the holders convert at the $3.50 per share price, the Company is obligated to issue warrants to purchase 0.8 shares of Class A common stock for each share of Series D convertible preferred stock converted to common stock. Any outstanding shares of Series D convertible preferred stock as of August 31, 2001 automatically convert at the conversion price most beneficial to the holders on that date. Using the conversion terms most beneficial to the holders, the Company recorded a preferred stock dividend of $3,638,147 for the beneficial conversion feature of the Series D convertible preferred stock.

In 1998, 150,000 shares of Series D convertible preferred stock were exchanged for 150,000 shares of Series E convertible preferred stock (see below). In 2000 and 1999, 217,223 and 626,611 shares, respectively, of Series D convertible preferred stock and related dividends were converted into 15,436,378 and 47,252,275 shares, respectively, of Class A common stock. As of December 31, 2000, 164,500 shares of Series D convertible preferred stock remained outstanding. Subsequent to December 31, 2000, the remaining shares of Series D convertible preferred stock and related dividends were converted into 13,978,440 shares of Class A common stock.

In June 2000, the Company issued 612,069 shares of Class A common stock (having a market value of $688,578 on that date) to the holder of the shares of Series D convertible preferred stock in consideration for the waiver of certain rights and amendment of certain terms relating to the conversion of shares of Series D convertible preferred

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


stock, including reducing the conversion rate from 90 percent to 85 percent of the average of the three lowest per share closing bid prices during the 22 trading days preceding the conversion date. The Company recorded a preferred stock dividend in the amount of $236,400 for the beneficial conversion feature resulting from the issuance of the shares.

Series E Convertible Preferred Stock - In 1998, the Company entered into an agreement with two of the purchasers of the Series D convertible preferred stock whereby the Company issued 100,000 shares of the Company's Series E convertible preferred stock for $2,000,000. Additionally, the Company issued to the purchasers of the Series E convertible preferred stock a total of 150,000 additional shares of Series E convertible preferred stock in exchange for a total of 150,000 shares of Series D convertible preferred stock. Dividends accrued on the stated value ($20 per share) of Series E convertible preferred stock at a rate of four percent per year, were payable annually or upon conversion, in cash or common stock, at the option of the Company, and were convertible into shares of Class A common stock at any time at the holders' option. In the event of liquidation, the holders of the Series E convertible preferred stock were entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series E convertible preferred stock have no voting rights. Shares of Series E convertible preferred stock, together with dividends accrued thereon, could be converted into shares of Class A common stock at the lesser of: $3.50 per share; or the lesser of 110 percent of the average per share closing bid price for the 15 trading days immediately preceding the date of issuance of the Series E convertible preferred stock; or 90 percent of the average of the three lowest per share closing bid prices during the 22 trading days immediately preceding the conversion date. If the holders had converted at the $3.50 per share price, the Company was obligated to issue warrants to purchase 0.8 shares of Class A common stock for each share of Series E convertible preferred stock converted to common stock. Using the conversion terms most beneficial to the holders, the Company recorded a preferred stock dividend of $968,047 for the beneficial conversion feature of the Series E convertible preferred stock.

In 1998, 114,928 shares of Series E convertible preferred stock and related dividends were converted into 2,591,733 shares of Class A common stock. In 1999, the remaining 135,072 shares of Series E convertible preferred stock and related dividends were converted into 5,729,156 shares of Class A common stock. There are no shares of Series E convertible preferred stock outstanding.

Series F Convertible Preferred Stock - In 2000, the Company entered into an agreement (and subsequent amendment thereto) whereby it sold a total of 316,036 shares of its Series F convertible preferred stock for $2,750,000. Dividends accrue on the stated value ($20 per share) of Series F convertible preferred stock at a rate of six percent per year, are payable annually or upon conversion, in cash or common stock, at the option of the Company, and are convertible into shares of Class A common stock at any time at the holders' option. Shares of Series F convertible preferred stock could be converted into shares of Class A common stock at a price of $0.75 per share during the first 90 days following the close of the transaction, and thereafter at a price equal to 85 percent of the average of the three lowest closing bid prices in the 20-day trading period immediately preceding the conversion date. Using the conversion terms most beneficial to the holders, the Company recorded a preferred stock dividend of $2,750,000 for the beneficial conversion feature of the Series F convertible preferred stock.

In 2000, 309,963 shares of Series F convertible preferred stock and related dividends were converted into 8,342,820 shares of Class A common stock. Subsequent to December 31, 2000, the remaining 6,073 shares of Series F convertible preferred stock and related dividends were converted into 519,067 shares of Class A common stock.


7.  CONVERTIBLE PROMISSORY NOTE AND EQUITY LINE OF CREDIT

On June 20, 2000, the Company executed a convertible promissory note (the "2000 Note") with a private investor in the

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


amount of $7,500,000, which the Company was permitted to draw funds as needed for operating purposes. The 2000 Note bore interest at six percent annually, compounded monthly, and was due September 30, 2001. Principal drawn under the terms of the 2000 Note was designated as the "Initial Investment Amount" under the Private Equity Line Agreement described below. The investor had the right to convert, at its option, all or any portion of the outstanding principal and interest into shares of Class A common stock at the lesser of $0.75 or 85 percent of the average of the three lowest closing bid prices of Class A common stock in the 20-day trading period prior to the date of conversion. During 2000, the Company drew the entire amount available under the 2000 Note and recorded $106,348 as interest expense. Principal and interest were converted into 11,544,775 shares of Class A common stock. The Company also recorded a beneficial conversion feature in the amount of $3,447,623 related to borrowings under the 2000 Note.

On August 8, 2000, the Company entered into a Private Equity Line Agreement ("Equity Line") with the same investor("Equity Line Investor"), which gives the Company the right to draw up to $20,000,000 for operations and other purposes. The Initial Investment Amount of $7,500,000 was drawn as part of the 2000 Note described above. The balance remaining under the Equity Line is available to the Company through a mechanism of draws and puts of stock. The Company is entitled to draw funds and to "put" to the Equity Line Investor shares of Class A common stock in lieu of repayment of the draw. The number of shares issued is determined by dividing the dollar amount of the draw by 90 percent of the average of the two lowest closing bid prices of Class A common stock over the seven trading-day period following the date the Company tenders the put notice. The Equity Line Investor funds the amounts requested by the Company within two trading days after the seven trading-day period.

During 2000, draws taken under the Equity Line, excluding the Initial Investment Amount, amounted to $3,973,508 and were converted to 12,492,680 shares of Class A common stock. Subsequent to December 31, 2000, additional draws amounting to $3,010,000 were converted into 6,770,945 shares of Class A common stock. As of March 20, 2001, $5,516,492 of credit remains available to be drawn on the Equity Line.

8.  COMMON STOCK AND COMMON STOCK SUBJECT TO REDEMPTION

Common Stock - During 2000, the Company issued 65,959,861 shares of Class A common stock. Of such shares, 34,164,562 shares were issued upon the conversion of convertible debentures with related interest and preferred stock with related dividends, 24,037,455 were issued upon conversion of draws on the Equity Line and 2000 Note, 1,067,061 shares were issued upon the exercise of warrants, options and stock appreciation rights, 4,568,569 shares were issued upon exercise of repricing rights (see below), 260,145 shares were issued upon the settlement of litigation (see Note 15), and 1,862,069 were issued to consultants as consideration for services rendered.

During 1999, the Company issued 60,181,431 shares of Class A common stock. Of such shares, 52,981,431 shares were issued upon the conversion of preferred stock and related dividends, 6,000,000 were issued as replacement shares under an indemnification agreement in favor of the Guarantors (see Notes 5 and 10) and 1,200,000 were issued to consultants as consideration for services rendered. The Company canceled 970,586 shares of Class A common stock that were returned in connection with the Papyrus settlement (see Note 2). At the annual meeting of shareholders held on October 29, 1999, issuance of Class B non-voting common stock was approved by the shareholders of the Company. Also approved was an increase in the number of common shares authorized from 100,000,000 to 300,000,000 and in the number of preferred shares authorized from 20,000,000 to 50,000,000.

During 1998, the Company issued 20,740,605 shares of Class A common stock. Of such shares, 4,000,000 shares were issued in connection with a private placement transaction, 10,944,081 shares were issued in connection with the acquisitions of AcuVoice, Articulate and Papyrus (see Note 2), 4,081,234 shares were issued upon the conversion of Series B and C convertible preferred stock and related dividends, 1,390,476 shares were issued in connection with the restructuring of reset rights, 265,000 shares were issued upon the exercise of warrants and

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


options, 35,000 shares were issued in payment of a loan origination fee and 24,814 shares were issued for the purchase of a patent.

In March 1998, the Company agreed to a private placement of up to 6,666,666 shares of its restricted Class A common stock for a total purchase price of $30,000,000. Of that amount, $15,000,000 was received by the Company in March 1998, in return for which the Company issued a total of 3,333,333 shares of restricted Class A common stock. The remainder of the purchase price was to be paid by the investors on July 27, 1998 subject to the effectiveness of a registration statement covering the Class A common stock issued and issuable in the offering and other conditions. As of July 27, 1998, the certain conditions precedent to receiving the additional funding were not met. In separate transactions in June and August 1998, certain investors paid to the Company a total of $3,000,000 in return for which the Company issued 666,667 additional shares of Class A common stock under the terms and conditions set forth in the offering. No other proceeds are expected to be received by the Company pursuant to the private placement.

The investors acquired certain "reset rights" in connection with the March 1998 offering pursuant to which the investors would receive additional shares of common stock ("Reset Shares") for no additional consideration if the average market price of the Company's Class A common stock for the 60-day period following the effective date of the related registration statement or the second funding date did not equal or exceed $5.40 per share. On August 31, 1998, the Company and the investors in the private placement restructured the reset provision whereby the Company issued 608,334 shares of Series D convertible preferred stock and 1,390,476 shares of Class A common stock for (i) the relinquishment of the investors' contractual right to receive Reset Shares in connection with the $15,000,000 received in March 1998, and the $3,000,000 received in June and August 1998, and (ii) a financing cost in connection with the issuance of 500,000 shares of Series D convertible preferred stock. The Company recorded an expense of $6,111,577 for the difference between the Company's original obligation to issue Reset Shares and the fair value of the shares that were actually issued in settlement for the relinquishment of the reset rights and recorded a preferred stock dividend of $1,000,000 related to financing costs in connection with the issuance of 500,000 shares of Series D convertible preferred stock.

Registration Rights and Reserved Shares - Except with respect to the issuances of the Series A convertible preferred stock, with each issuance of convertible securities and related warrants, the Company entered into registration rights agreements with investors under which the Company agreed to register the Class A common stock issuable upon the conversion of all series of preferred stock and debentures, the conversion of draws on the private equity line of credit, and the exercise of warrants. The Company covenanted to reserve out of its authorized and unissued shares of Class A common stock (i) no less than 200% of that number of shares that would be issuable upon the conversion of all series of preferred stock and debentures and any dividends and interest then payable in stock thereon and (ii) issuable upon the exercise of certain warrants. As of December 31, 2000, the Company had reserved approximately 44,637,598 shares of Class A common stock for this purpose.

Voting Trust - As of December 31, 2000, 8,627,333 shares of the Company's outstanding Class A common stock were held in a voting trust as to which the president and chief executive officer of the Company is the sole trustee. Persons who have deposited their shares of the Company's Class A common stock into the voting trust have dividend and liquidation rights in proportion to the number of shares of the Company's Class A common stock they have deposited in the voting trust, but have no voting rights with respect to such shares. All voting rights associated with the shares deposited into the voting trust are exercisable solely and exclusively by the trustee of the voting trust. The voting trust expires, unless extended according to its terms, on the earlier of September 30, 2002 or any of the following events: (i) the trustee terminates it; (ii) the participating stockholders unanimously terminate it; or (iii) the Company is dissolved or liquidated.

Common Stock Subject to Redemption - In 1998, the Company entered into a private placement agreement with an

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


unaffiliated investor, pursuant to which the Company received $1,980,000 in net proceeds in exchange for 1,801,802 shares of Class A common stock, an equal number of repricing rights, both subject to certain repurchase rights, and warrants to purchase 200,000 shares of Class A common stock at $1.67 per share for a term of three years. The Company assigned a fair value of $150,000 to the warrants as determined on December 21, 1998 using the Black-Scholes pricing model assuming a dividend yield of 0 percent, expected volatility of 85 percent, a risk free interest rate of 4.5 percent and an expected life of 3 years.

Each repricing right entitled the holder to receive a number of additional shares of Class A common stock for no additional consideration according to a formula based on the lowest closing bid price of the Company's Class A common stock during the 15 consecutive trading days immediately preceding the exercise date and a repricing price, as defined, ranging from $1.3875 to $1.4319 depending upon the date of the exercise. The repricing rights became exercisable on March 21, 1999.

Each holder of the Class A common stock described above had the right, based on certain conditions, to require the Company to repurchase all or a portion of the holder's common shares and repricing rights. The repurchase rights could only be exercised simultaneously with or after the occurrence of a major transaction or triggering event as defined in the private placement securities agreement. Such events included certain consolidations, mergers or other business combinations, sale or transfer of all or substantially all the Company's assets, purchase, tender or exchange offering of more than 40 percent of the Company's outstanding Class A common stock made and accepted, failure to have a registration statement describing the Class A common stock declared effective prior to 180 days after the closing date or suspension from listing or delisting of the Company's Class A common stock for a period of three days. The repurchase price for the Class A common stock was $1.3875 per share.

On February 14, 2000, the repricing rights were converted into 4,568,569 shares of Class A common stock, which shares were subsequently sold by the holder into the open market. Simultaneously, the initial shares subject to the repurchase rights were sold. Consequently, the Company has no further obligation under the repricing rights or the repurchase rights.

Delisting from The Nasdaq SmallCap Market - On December 3, 1999, the Company received notice that its Class A common stock had been delisted from The Nasdaq SmallCap Market principally because the Company's stock had failed to meet Nasdaq minimum bid price requirements. The Company's Class A common stock is currently trading on the OTC Bulletin Board.

The delisting of the Company's Class A common stock from the Nasdaq SmallCap Market triggered an event of default under the terms of the Series C convertible debentures (see Note 5). Upon the occurrence of such an event of default, the outstanding principal amount of all of the debentures, together with accrued interest and all other amounts owing in respect thereof, became immediately due and payable in cash. However, the holders of the debentures waived this event of default.

The delisting of the Company's Class A common stock from the Nasdaq SmallCap Market also triggered an event of default in connection with the Company's Series D and Series E preferred stock (see Note 6). The holders of the repurchase rights had the right to require the Company to repurchase some or all of the holders' Class A common shares and repricing rights. However, the holders waived this event of default.

9. STOCK OPTIONS AND WARRANTS

Common Stock Options - In 1998, the Company's board of directors and shareholders approved the 1998 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance was 10,000,000. In 2000, the Company's board of directors

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


approved an increase in the number of shares under the Plan from 10,000,000 to 20,000,000. As of December 31, 2000, the number of shares available for grant under this plan was 7,626,944.

In 1997, the Company's board of directors approved the 1997 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance is 7,500,000. As of December 31, 2000, the number of shares available for grant under this plan was 2,352,993.

In 1996, the Company's board of directors and shareholders approved the 1996 Directors' Stock Option Plan, under which the aggregate number of shares of Class A common stock authorized for issuance is 5,400,000. The plan provides that each director shall receive options to purchase 200,000 shares of Class A common stock for services rendered as a director during each entire calendar year or portion of a calendar year in excess of six months. The exercise price of such options is the closing market price of the Class A common stock on the date the options are granted. The option term is 10 years from date of grant. As of December 31, 2000, the number of shares available for grant under this plan was 2,200,000.

In 1996, the Company's board of directors approved a Long-Term Stock Investment and Incentive Plan for officers, key employees and other persons acting on behalf of the Company under which the aggregate number of shares authorized for issuance is 900,000. The exercise price of these options is the closing market price of the Class A common stock on the date the options are granted. The term of the plan is 10 years and options are subject to a three-year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised each year. As of December 31, 2000, the number of shares available for grant under this plan was 773,666.

In 1998, the Company granted options to purchase 2,800,000 shares of Class A common stock to members of the board of directors. Of the 2,800,000 shares, 1,400,000 were for services performed as directors in 1998 and 1,400,000 were for services to be performed as directors in 1999 providing the directors served six months in 1999. In 1999, the Company granted options to purchase 400,000 shares of Class A common stock to new members of the board of directors, waiving the requirement that they serve for six months prior to such granting. In 2000, options to purchase 1,000,000 shares of Class A common stock were granted to members of the board of directors for services performed as directors during the year. In 2000 and 1998, options to purchase 3,800,000 and 630,000 shares of Class A common stock, respectively, were issued to directors who were also executive officers of the Company for compensation and other service rendered to the Company. No such options were issued in 1999. All options described above were issued under the 1998 Plan.

A summary of options granted under the Company's various stock option plans for the years ended December 31, 2000, 1999 and 1998 is presented below:

                                                  2000                     1999                     1998
                                        -----------------------   ----------------------  ------------------------
                                                       Weighted                Weighted                  Weighted
                                                       Average                  Average                   Average
                                           Stock       Exercise       Stock     Exercise     Stock        Exercise
                                          Options       Price        Options     Price      Options        Price
                                        -----------  ----------   -----------  ---------  -------------  ---------
    Options outstanding
       at beginning of the year         14,355,900   $     4.06   15,877,782   $    4.10    10,565,000   $  5.38
         Granted                         7,116,067         0.65    1,294,000        1.31     6,414,782      2.08
         Exercised                       (938,697)         1.00           -           -        (35,000)     6.00
         Forfeited                       (675,570)         4.59   (2,815,882)       3.01    (1,067,000)     4.56
                                        -----------               -----------              ------------
     Options outstanding
       at end of the year               19,857,700         2.97   14,355,900       4.06     15,877,782      4.10
                                        ===========               ===========              ============
     Options exercisable
       at end of the year               18,923,001         3.07   13,484,237       4.20      9,524,766      5.11
                                        ===========               ===========              ============
     Weighted average fair value of
     options granted during the year                 $    0.64                 $   1.31                  $  1.98


  A summary of options outstanding and options exercisable under the Company's various stock option plans at December 31, 2000 is presented below:

                    Options Outstanding                                         Options Exercisable
- ------------------------------------------------------------------    --------------------------------
                                   Weighted
                                   Average            Weighted                              Weighted
 Range of                         Remaining           Everage                               Average
 Exercise         Number          Contractual         Exercise            Number            Exercise
  Prices        Outstanding          Life              Price            Exercisable          Price
- ------------   -------------    --------------    ----------------    --------------    --------------
$0.28-1.00       5,129,659       9.0 years        $     0.47             4,424,459      $    0.46
 1.01-1.78       5,432,800       8.8 years              1.12             5,236,634           1.12
 2.97-4.06       3,580,334       5.5 years              3.99             3,547,001           4.00
 5.06-6.50       5,394,907       6.6 years              6.27             5,394,907           6.27
 7.13-8.50         320,000       6.2 years              7.17               320,000           7.17
               -------------                                          --------------
$0.28-8.50      19,857,700       7.6 years        $     2.97            18,923,001      $    3.07
               =============                                          ==============

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Had compensation expense for these options been determined in accordance with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss per common share would have been increased to the pro forma amounts indicated below for the years ended December 31, 2000, 1999, and 1998:



                                                         2000               1999               1998
Net loss attributable to common stockholders:     ----------------    ----------------    ----------------
     As reported                                  $  26,097,081       $  23,773,026       $  47,916,031
     Pro forma                                       30,602,028          28,567,009          56,576,232

Basic and diluted net loss per common share:                                              $       (0.91)
   As reported                                    $       (0.16)      $       (0.31)              (1.08)
     Pro forma                                            (0.19)              (0.37)


  The fair value of options and warrants is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during 2000, 1999 and 1998:

                                    2000      1999      1998
                                   ------    ------    -----
  Risk-free interest rate          6.08%     5.70%     4.80%
  Expected dividend yield           0.0%      0.0%      0.0%
  Expected exercise lives         5 years   5 years   5 years
  Expected volatility               130%      102%      85%

  The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change the estimated fair value amounts could be significantly different.

  Warrants - A summary of warrants granted by the Company during the years ended December 31, 2000, 1999 and 1998 is presented below:


                                                  2000                          1999                          1998
                                       ---------------------------  -----------------------------  -----------------------------
                                                        Weighted                     Weighted                        Weighted
                                                        Average                      Average                          Average
                                                        Exercise                     Exercise                        Exercise
                                          Shares         Price         Shares         Price           Shares          Price
                                       --------------  -----------  -------------  --------------  ------------    -------------
Outstanding at beginning of the year    3,025,000      $  2.71        1,925,000    $   13.08        1,175,000      $   6.39
      Granted                             945,000         0.93        2,250,000         0.66        1,200,000         16.94
      Exercised                          (300,000)        0.93               -          -            (230,000)         1.28
      Forfeited                          (200,000)        8.13       (1,150,000)       16.06         (220,000)         9.14
Outstanding at end of the year          3,470,000         2.06        3,025,000         2.71        1,925,000         13.08
                                       ==============               =============                  ============
Warrants exercisable at end of the
      year                              3,470,000      $  2.06        2,525,000    $    3.16        1,925,000      $  13.08
                                       ==============               =============                  ============


  Stock Appreciation Rights - The option plans described above also provide for stock appreciation rights that allow the grantee to receive shares of Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of Class A common stock at the date of exercise. In 2000, stock

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  appreciation rights related to 400,000 outstanding stock options with a weighted average exercise price of $1.18 were exercised resulting in the recording of $628,000 of selling, general and administrative expense. There are options to purchase 516,339 shares of Class A common stock outstanding which provide for stock appreciation rights. Of these options, 126,669 have an exercise price of $6.50 per share, 13,000 have an exercise price of $3.66 per share and 376,671 have an exercise price of $1.00 per share.

  10.  RELATED-PARTY  TRANSACTIONS

  Purchase of Technology Rights- In February 2000, the Company entered into an agreement to purchase from an executive officer and director of the Company, all of his rights and interests in certain methods and apparatus for integrated voice and pen input for use in computer systems. In payment for this technology, the Company granted the executive officer warrants to purchase 600,000 shares of the Company's Class A common stock at an exercise price of $1.00 per share. The warrants expire on February 10, 2010. Also, the Company granted the executive officer the right to repurchase the technology from the Company at fair market value if the Company subsequently determines not to commercialize the technologies.

  Guarantees of Company Obligations and Related Indemnity Agreement - In 1998 and 1999, two executive officers and directors and a former executive officer and director of the Company (the "Guarantors") guaranteed certain obligations of the Company, including obligations under the Series C debentures and certain real estate leases.

  In March 1999, the Guarantors pledged 6,000,000 shares of Class A common stock as collateral security for the Series C convertible debentures. In consideration for this pledge, the board of directors authorized the issuance of warrants to the Guarantors to purchase one share of Class A common stock for every three shares pledged. The purchase warrants would have a term of 10 years and an exercise price of 125 percent of the closing bid price of the Company's common stock on January 29, 1999, the date of issuance of the debentures. The warrants would not have been exercisable for at least six months after the date of issuance. The Guarantors subsequently deferred receipt of the warrants, but retained the right to accept them at some later date. Accordingly, no warrants have yet been issued pursuant to this transaction. The Company also agreed to indemnify the Guarantors if they were required to pay any sums for the benefit of the Company under their guaranty of the Series C convertible debentures. The indemnity agreement provides that the Company will issue shares of Class A common stock of sufficient value to reimburse the guarantors in full, plus interest at 10 percent per annum, for all costs associated with meeting the guarantee commitment, including any income taxes resulting therefrom.

  Subsequent to the March 1999 Series C debenture issuance, the holders of the Series C debentures notified the Company and the Guarantors that a default had occurred under certain terms of the stock pledge agreement and that the holders had sold the 6,000,000 shares pledged by the Guarantors. The proceeds from the sale of the pledged shares were applied to certain penalties incurred on the Series D preferred stock (held by a related group of investors) and the remainder was applied to reduce the principal balance of the Series C convertible debentures as of September 30, 1999 (see Note 5). Under its indemnity agreement with the Guarantors, the Company issued 6,000,000 replacement shares to the Guarantors for the shares sold and reimbursed the Guarantors for resulting costs. Accordingly, the Company recorded an expense of $1,296,600 during 1999.

  In December 1998, the Guarantors guaranteed certain additional obligations of the Company. As security for some of the guarantees, the Guarantors also pledged shares of Class A common stock beneficially owned by them. In March 1999, 143,230 of the shares pledged to a bank were sold by the bank and the proceeds were used to pay Company credit card balances and the related accrued interest in full totaling $244,824. In May 1999, 100,000 of the shares pledged to another creditor of the Company were sold by the creditor and the proceeds, totaling $72,335, were used to pay amounts owed by the Company. The Company recorded an expense of $146,700 during 1999 to

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  reimburse the Guarantors for expenses resulting from these sales.

  During 1999, two executive officers of the Company advanced funds totaling $317,159 related to sales of shares of the Company's stock owned by them that was pledged as collateral under certain borrowing agreements. The balance was subsequently repaid in full in 1999. Also, an executive officer of the Company advanced an additional $68,691 to the Company for operating expenses, all of which was subsequently repaid to him in 1999.

  SCC Asset Management Inc. - SCC Asset Management ("SCC"), formerly Studdert Companies Corp., is a Utah corporation that previously provided investment and management services to the Company. Two of the officers, directors and owners of SCC are directors and executive officers of the Company. A third officer, director and owner of SCC is a former director and executive officer of the Company.

  The Company rents office space under subleases from SCC. Payments under the leases are guaranteed by three officers, owners and directors of SCC noted above. The subleases require monthly payments of $10,368. Payments for the sublease and related expenses amounted to $111,196 in 2000, $124,416 in 1999 and $117,228 in 1998.

  Synergetics - Until March 1999, the Company engaged Synergetics, Inc. ("Synergetics") to provide assistance to Fonix in the development of its ASR technologies (see Note 12). Through December 1998, a director and the chief executive officer of the Company was also a director of Synergetics. In addition, two executive officers and directors and a former director and executive officer of the Company owned shares of the common stock of Synergetics, although such share ownership in the aggregate constituted less than 5 percent of the total shares of Synergetics common stock issued and outstanding. Effective December 31, 1998, the chief executive officer and director of the Company resigned from the board of Synergetics and the three executive officers and directors relinquished all ownership of Synergetics shares.

  Other Transactions - On December 23, 1999, the Company issued warrants to purchase 250,000 of the Company's Class A common stock to a law firm having a weighted-average exercise price of $0.31 and a term of five years. During 2000, 1999 and 1998, the Company paid approximately $505,000, $902,000, and $746,000, respectively, to the law firm for services provided to the Company.

  The Company believes the terms of the related-party transactions are at least as favorable as terms that could be obtained from unaffiliated third parties in similar transactions.

  11. STATEMENT OF WORK

  On February 11, 1998, the Company entered into a First Statement of Work and License Agreement with Siemens Semiconductor Group of Siemens Aktiengesellschaft ("Siemens") under which the Company and Siemens were jointly pursuing the development of Siemens' integrated circuits incorporating ASR and other related technologies for use in certain telecommunications applications. On February 20, 1998, the Company received $2,691,066 in cash from Siemens. Of that amount: (1) $1,291,712 was paid to the Company as a non-refundable payment to license certain ASR technologies for which the Company has no further obligation; (2) $322,928 was paid to purchase warrants to acquire 1,000,000 shares of restricted Class A common stock at an average exercise price of $20 per share with expiration dates ranging from December 31, 1998 to December 31, 1999; and (3) $1,076,426 was paid to the Company to acquire, if Siemens so elected, shares of restricted Class A common stock or to become a non-refundable license payment. In June 1998, Siemens elected to apply the $1,076,426 portion as a non-refundable payment to license certain ASR technologies for which the Company has no further obligation. The Company recorded the $2,368,138 license payments as revenue during the year ended December 31, 1998. No amounts were owed or paid by Siemens in 2000 or 1999.

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  12.  PRODUCT DEVELOPMENT AND RESEARCH

  Synergetics - Prior to March 1997, the Company's scientific research and development activities were conducted solely by a Synergetics, pursuant to product development and assignment contracts (collectively, the "Synergetics Agreement"). Under that arrangement, Synergetics provided personnel and facilities, and the Company financed the Synergetics research and development activities on an as-required basis and the Company was obligated to pay to Synergetics a royalty of 10 percent (the "Royalty") of net revenues from sales of products incorporating Synergetics' "VoiceBox" technology as well as technology derivatives thereof. Synergetics compensated its developers and others contributing to the development effort, in part, by granting "Project Shares" to share in a portion of the Royalty received by Synergetics. On April 6, 1998, the Company and Synergetics entered into a Royalty Modification Agreement whereby the Company agreed to offer an aggregate of 4,800,000 non-transferable common stock purchase warrants to the holders of the Project Shares in consideration for which Synergetics agreed to cancel any further obligation on the part of the Company to pay the Royalty. The exercise price of the warrants was to be $10 per share and the warrants would not be exercisable until the first to occur of (1) the date that the per share closing bid price of the Class A common stock was equal to or greater than $37.50 per share for a period of 15 consecutive trading days, or (2) September 30, 2000. In 2000, the Company and Synergetics entered into a Restated Royalty Modification Agreement whereby the Company paid Synergetics $28,000 to cancel the obligation of the Company to pay the Royalty. The Company has no further obligations to Synergetics, including prior obligations to issue 4,800,000 warrants.

  Under the terms of the Synergetics Agreement, as modified, the Company incurred expenses totaling $28,000 in 2000, $50,455 in 1999, and $1,128,433 in
  1998, for research and development efforts.

Adiva- During 1998 and 1999, the Company utilized the research and development services of Adiva. The president of Adiva is also the president of Synergetics and IMC-2. In 2000, the Company terminated its relationship with Adiva and made a final payment of $85,000 in settlement of the relationship. The Company incurred expenses of $85,000 in 2000, $63,395 in 1999 and $600,174 in 1998 for
services provided by Adiva.

  IMC-2 - In March 1998, the Company entered into a professional services agreement with IMC-2, a research and development entity, to provide assistance to the Company in the continuing development of specific ASR technologies. The president of IMC-2 is also the president of Synergetics and Adiva. The agreement is for a term of 36 months and requires the Company to make monthly payments of $22,000. In February 2001, the Company and IMC-2 agreed to extend the contract on a month-to-month basis. Under the terms of the agreement, the Company expended $264,000 in 2000, $264,000 in 1999 and $220,000 in 1998, for research and development efforts.

  Advocast - In July 1997, the Company entered into an arrangement with Advocast, Inc. ("Advocast"), an Internet research and development entity, whereby Advocast assisted the Company in development of technologies to create and locate searchable databases on the Internet through the use of interactive video and voice technologies. Under the terms of the arrangement the Company paid $816,750 in 1998 and $705,005 in 1997 for Advocast research and development efforts.

  On November 25, 1998, in consideration for the research and development payments received from Fonix through that date, Advocast issued 60,200 shares of Advocast Series A 6% convertible preferred stock ("Advocast Preferred Stock") to the Company. The Advocast shares, if converted to Advocast common stock, represent less than 20 percent of the total outstanding shares of Advocast voting common stock. Advocast is a development stage company with minimal operations and there is substantial uncertainty as to the value of the Advocast shares. The Company has therefore determined that there is not sufficient marketability in Advocast shares to determine their

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  value. As a result, the Company has not recorded a value for the Advocast shares in the accompanying consolidated financial statements. The chief executive officer of the Company is a director of Advocast.

  Subsequent to 1998, Advocast obtained in excess of $1,000,000 in financing from third parties. These funds allowed Advocast to further develop its technology for integration with speech technologies, such as those available from Fonix.

  On February 26, 2001, Fonix agreed to provide an additional $100,000 of financing under the terms of a 6% convertible debenture. The debenture is due February 26, 2002, and is secured by the intellectual property and operating assets of Advocast. The debenture is convertible into shares of Advocast common stock at a rate of $8.62 per share at the option of Fonix. Furthermore, Fonix has the right to convert its Advocast Preferred Stock into additional principal under the debenture at a rate of $25 per share of Advocast Preferred Stock. If converted, the resulting balance due under the debenture is subject to the same terms of conversion into Advocast common stock or becomes due and payable six months following the original due date of the convertible debenture. Fonix has not yet advanced any amounts under the debentures.

  Advocast and Fonix also entered into an agreement whereby Advocast will provide consulting services to Fonix for development of Internet applications of the Company's NUI technologies. The term of the agreement is three months and may be renewed at the Company's option for an additional three months. Fonix will pay Advocast $10,000 per month for these consulting services. To date, Fonix has paid $30,000 to Advocast pursuant to the consulting agreement.

  13.  INCOME TAXES

  At December 31, 2000 and 1999, net deferred income tax assets, before considering the valuation allowance, totaled $30,159,421 and $25,104,947, respectively. The amount of and ultimate realization of the benefits from the deferred income tax assets is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. The benefit for income taxes in the accompanying consolidated statement of operations for 1999 represents net operating loss carryforwards utilized to offset income tax liabilities associated with the sale of the HSG and the gain on forgiveness of debt. The net change in the valuation allowance was an increase of $5,073,474 for 2000 and $4,202,930 for 1999.

  At December 31, 2000, the Company has unused federal net operating loss carryforwards available of approximately $72,570,000 and unused state net operating loss carryforwards of approximately $63,845,000 which may be applied against future taxable income, if any, and which expire in various years from 2008 through 2020. The Internal Revenue Code contains provisions which likely will reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. The Company has not performed an analysis to determine whether any such limitations have occurred.

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  The temporary differences and carryforwards which give rise to the deferred income tax assets (liabilities) as of December 31, 2000 and 1999 are as follows:



Deferred income tax assets:                                        2000                       1999
      Net operating loss carryforwards:                       ----------------       -------------------
          Federal                                             $    24,673,999        $   20,365,190
          State                                                     2,106,874             2,065,175
      Research and development credits                              2,224,742             1,818,176
      Accrued liabilities                                             798,240               811,892
      Deferred revenues                                               274,689                15,138
      Other                                                            80,877                29,376
                                                              ----------------       -------------------
      Total deferred income tax assets before valuation
          allowance                                                30,159,421            25,104,947
      Valuation allowance                                         (30,159,421)          (25,085,947)
                                                              ----------------       -------------------

      Net deferred income tax assets                                       -                 19,000
                                                              ----------------       -------------------
Deferred income tax liabilities:
       Other                                                               -                (19,000)
                                                              ----------------       -------------------
Total deferred income tax liabilities                                      -                (19,000)
                                                              ----------------       -------------------

                                                              $            -         $           -
                                                              ================       ===================


  A reconciliation of income taxes at the federal statutory rate to the Company's effective rate is as follows:



                                                  Year Ended December 31,
                                        -------------------------------------------
                                             2000           1999           1998
                                        ------------   -------------  -------------
Federal statutory income tax rate            34.0%          34.0%          34.0%
State and local income tax rate,
     net of federal benefit                   3.3            3.3            3.3
Non-deductible items                        (14.8)          (9.0)         (11.2)
Valuation allowance                         (22.2)         (14.0)         (26.1)
                                        ------------   -------------  -------------

Effective income tax rate                     0.3%          14.3%            - %


14.  COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements - The Company has employment agreements with two executive officers that were initiated November 1, 1996 and amended effective January 31, 2000 to extend the term of the agreements and reduce the base compensation. The current annual base salary for each executive officer is $309,400 and may be adjusted in future years as deemed appropriate by the Company's board of directors. The expiration date of the agreements is December 31, 2005. As bonus compensation for extending the term of each agreement at a compensation level less than provided in the original agreement, each executive was granted options to purchase 1,400,000 shares of the Company's Class A common stock at an exercise price of $1.01. These options vested immediately and expire on July 19, 2010.

In the event that, during the contract term, both a change of control occurs, and within six months after such change in control occurs, the executive's employment is terminated by the Company for any reason other than cause, death, or retirement, the executive shall be entitled to receive an amount in cash equal to all base salary then

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and thereafter payable within 30 days of termination.

Another executive officer of the Company resigned in January 1999 and his employment agreement was canceled. He subsequently entered into a separation agreement pursuant to which he was paid $250,000 per year for the years ended January 31, 2000 and 2001, and $100,000 for the year ending January 31, 2002.

In January 1998, the Company entered into an employment contract with another executive officer which expires in January 2001. The minimum annual salary required by this agreement was $225,000, but was reduced 30 percent by mutual agreement effective February 1999, in connection with cost reductions initiated by the Company. In the event that, during the contract term, both a change of control occurs and, within six months after such change in control occurs, the executive officer's services are terminated by the Company for any reason other than cause, death or retirement, the executive officer shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within 30 days of termination.

Other Employment Agreements - In January 1998, the Company entered into an employment contract with an employee which was to expire in January 2001. The annual salary under this agreement was $180,000, but was reduced 30 percent by mutual agreement effective February 1999, in connection with cost reductions initiated by the Company. This reduce level of compensation continued through June 30, 2000, on which date the employment contract was terminated.

On January 23, 2001, the Company entered into an employment agreement with an employee under which the employee is paid an annual salary of $225,000 and received options to purchase 600,000 shares of the Company's Class A common stock at an exercise price of $0.49 per share. Vesting of the options occurs over the term of the contract as follows: 100,000 on January 23, 2001, 100,000 on November 30, 2001, 200,000 on November 30, 2002, and 200,000 on November 30, 2003. The agreement expires November 30, 2003.

Professional Services Agreements - In July 2000, the Company entered into professional services agreements with two consulting firms. In connection with these agreements, the Company issued a total of 1,000,000 shares of Class A common stock. The stock was valued at $1,015,600 using the fair value of the Class A common stock on the date each contract commenced and was recorded as deferred consulting expense and amortized into general and administrative expense over the period of service.

  In May 2000, the Company issued 250,000 shares of Class A common stock (having a market value of $312,500 at that date) to an unrelated third party in consideration for services rendered in connection with equity financing transactions.

  In January 2000, the Company issued warrants to purchase 300,000 shares of Class A common stock for services rendered by a professional services firm. The warrants have a three-year life, exercise prices ranging from $0.28 to $1.25 per share and vested as follows: 100,000 warrants on March 21, 2000, 100,000 warrants on September 30, 2000, and 100,000 warrants on December 31, 2000.

  In December 1999, the Company entered into professional services agreements with two consulting firms. In connection with these agreements, the Company issued 1,000,000 shares of Class A common stock. The stock was valued at $375,000 using the fair value of the Class A common stock on the date each contract commenced which amount was recorded as deferred consulting expense and amortized into general and administrative expense over the period of service in 2000 and 1999.

  In December 1999, the Company issued warrants to purchase 1,000,000 shares of Class A common stock to professional advisors and consultants. The warrants were valued at $0.26 per share using the Black-Scholes option

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  pricing model assuming a risk-free interest rate of 6.33 percent, expected dividend yield of 0 percent; expected exercise life of five years, and expected volatility of 130 percent. The resulting amount was recorded as deferred consulting expense and amortized into general and administrative expense over the period of service in 2000.

  In May 1998, the Company entered into a one-year professional services agreement with a public relations firm. The minimum monthly retainer was $15,000 per month. In connection with this agreement, the firm was granted options to purchase 100,000 shares of Class A common stock at $3.75 per share. The options have a 10-year term and are fully vested. In connection with this transaction, the options were valued at $320,100 using the Black-Scholes option pricing model and the resulting charge recorded as deferred consulting expense and was subsequently recognized as expense over the life of the agreement.

  Telia - Telia Promotor AB ("Telia"), a wholly owned subsidiary of Telia AB, a Swedish telecommunications company, has developed multiple language capability for integration into TTS applications. In October 2000, the Company entered into a revenue sharing arrangement with Telia that provides that Fonix will pay a percentage of revenue to Telia for Fonix licenses of TTS technology that include languages other than American English provided by Telia.

  Operating Lease Agreements - The Company leases certain facilities and equipment used in its operations. The amount of commitments for noncancelable operating leases in effect at December 31, 2000, were as follows:

                     Years ending December 31,
                            2001        $    860,626
                            2002             856,689
                            2003             512,700
                            2004             293,664
                                        -------------
                                        $  2,523,679
                                        =============





  The Company incurred rental expense, net of subleases, of $413,382, $764,930, and $829,523 during 2000, 1999 and 1998, respectively, related to these leases.

  Effective May 14, 1999, the Company entered into an agreement to sublease 10,224 square feet of its Draper, Utah facility to an unrelated third party. The agreement required the sublessee to pay $13,961 per month, or approximately 40 percent of the Company's monthly obligation under the primary lease agreement. The sublease agreement expired December 31, 2000.

  Effective May 25, 1999, the Company entered into an agreement to sublease its Cupertino, California facility to an unrelated third party. The agreement requires the sublessee to pay $35,432 per month through May 31, 2003.

  Forgiveness of Trade Payables and Accrued Interest - The Company negotiated reductions in amounts due various trade vendors amounting to $78,864 in 2000 and $526,697 in 1999. Additionally, the Company negotiated reductions in accrued interest owed to certain note holders amounting to $229,055 in 1999. These amounts have been accounted for as an extraordinary item in the accompanying consolidated statements of operations.

  15. LITIGATION

  Oregon Graduate Institute -On July 28, 1999, Oregon Graduate Institute ("OGI") filed a notice of default, demand for mediation and demand for arbitration with the American Arbitration Association. In its demand, OGI asserted that the Company was in default under three separate agreements between the Company and OGI in the total amount of $175,000. On September 23, 1999, the Company responded to OGI's demand and denied the

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


existence of a default under the three agreements identified by OGI. Moreover, the Company asserted a counterclaim before the American Arbitration Association against OGI in an amount not less than $250,000. In December 2000, a settlement was reached that required the Company to pay $27,500 in cash and issue 260,145 shares of Class A common stock, valued at $81,295 at the date of settlement, and required that OGI return equipment loaned to them by Fonix under the terms of their original agreements.

Clarke - On August 28, 1998, John R. Clarke and Perpetual Growth Fund, a company affiliated with Clarke, commenced an action against Fonix in federal court for the Southern District of New York. Clarke and Perpetual Growth asserted claims for breach of contract relating to certain financing Fonix received during 1998 and thereafter. Fonix filed a motion to dismiss based upon the court's lack of personal jurisdiction over Fonix. The court granted Fonix's motion to dismiss, on a conditional basis, subject to the right of Clarke and Perpetual Growth to produce additional evidence which would establish jurisdiction of the New York court over Fonix. Clarke and Perpetual Growth filed a motion with the New York court that sought to establish a factual and legal basis for the New York court's exercise of jurisdiction over Fonix. However, the court denied that motion. Clarke and Perpetual Growth thereafter appealed the decision of the New York court to the United States Court of Appeals for the Second Circuit. The Court of Appeals affirmed the decision of the trial court. In the interim, Fonix filed a suit against Clarke and Perpetual Growth in federal court for the Central District of Utah seeking a declaratory judgment that it did not owe any money to Clarke and Perpetual Growth. The case was tried to the Utah court in March 2001, after which the Utah court ruled in favor of Fonix and determined that Clarke and Perpetual Growth had no claims for "trailing fees" with regard to the financings which were the subject of the suit. Clarke and Perpetual Growth have appealed the decision of the Utah court to the United States Court of Appeals for the Tenth Circuit. The Company believes that the claims of Clarke and Perpetual Growth are without merit and will continue to vigorously oppose those claims.

Other - The Company is involved in various lawsuits, claims and proceedings arising in the ordinary course of business. Management believes the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Company.

16.  EMPLOYEE PROFIT SHARING PLAN

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

17.  SIGNIFICANT CUSTOMERS

All of the Company's revenues for 2000, 1999 and 1998 were sourced from the United States. Of the $656,853 revenues in 2000, $125,000 was from Motorola, and $87,250 from NuvoMedia, Inc. Of the $439,507 in revenues for 1999, $209,401 was from one customer, General Magic. Of the $2,604,724 in revenues for 1998, $2,368,138 was from one customer, Siemens. No other customer accounted for more than 10 percent of the Company's total revenues for the years presented.

18.  SUBSEQUENT EVENTS

Expansion Activities

Audium - In February 2001, The Company and Phone2Networks, Inc. dba Audium ("Audium") entered into a

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  collaboration agreement to provide an integrated platform for generating Voice XML solutions for Internet and telephony systems. Audium is a mobile application service provider that builds and operates mobile applications that allow access to Internet information and complete online transactions using any telephone. The collaboration will include integration of FAAST with Audium's mobile applications development capability.

  In connection with the collaboration agreement, in February, 2001, the Company advanced $200,000 to Audium as a bridge loan. The loan bears interest at a rate of 12 percent per year, is due on or before February 28, 2003 and is convertible into shares of Audium Series A Convertible Preferred Stock.

  Korea Sales Office - In March 2001, the Company opened a sales office in Seoul, Korea, to market its NUI technologies and applications to Korean manufacturers of microprocessor chips, consumer electronics and other electronic devices.

  Issuance and Exercise of Stock Options - Subsequent to December 31, 2000, the Company granted a total of 1,535,000 stock options to various employees of the Company. These options have a 10-year life and exercise prices between $0.30 and $0.73 per share.