Form 10-Q
period 2001-03-31
FONIX CORP
filed 2001-05-15
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

[ ]  Transition  Report  pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange Act of 1934 for the transition period from          to           .
                                                        ----------  -----------

                         Commission file number 0-23862

                                Fonix Corporation
             (Exact name of registrant as specified in its charter)

Delaware                                                         22-2994719
---------------------                        -----------------------------------
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

         As of May 14, 2001, 214,284,842 shares of Class A voting common stock, par value $0.0001 per share, were issued and outstanding.

                                Fonix Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


ASSETS
                                                                                                March 31,         December 31,
                                                                                                  2001               2000
                                                                                             ----------------   ----------------
Current assets:
      Cash and cash equivalents                                                              $     2,538,498    $     1,413,627
      Funds held in escrow                                                                                 -          2,151,006
      Accounts receivable, net of allowance for doubtful accounts of $20,000 in 2000                       -            131,872
      Prepaid expenses and other current assets                                                      148,070             55,705
                                                                                             ----------------   ----------------

           Total current assets                                                                    2,686,568          3,752,210

Note receivable                                                                                      200,000                  -

Property and equipment, net of accumulated depreciation of $1,542,822
          and $1,445,288, respectively                                                               810,964            718,711

Intangible assets, net of accumulated amortization of $7,464,442 and
          $6,850,286, respectively                                                                12,327,607         12,941,764

Other assets                                                                                         188,713            104,688
                                                                                             ----------------   ----------------

           Total assets                                                                      $    16,213,852    $    17,517,373
                                                                                             ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                                       $       502,452    $       655,352
      Accrued liabilities                                                                            559,146            553,448
      Accrued liabilities - related parties                                                        1,526,633          1,564,133
      Deferred revenues                                                                              897,816            677,071
      Notes payable - related parties                                                                 77,625             77,625
      Capital lease obligation - current portion                                                      45,340             44,225
                                                                                             ----------------   ----------------

           Total current liabilities                                                               3,609,012          3,571,854

Capital lease obligation, less current portion                                                         8,005             19,767
                                                                                             ----------------   ----------------

           Total liabilities                                                                       3,617,017          3,591,621
                                                                                             ----------------   ----------------

Commitments and contingencies (Notes 3, 5, 7, 8, 9, 11, and 12)

Stockholders' equity:
      Preferred stock, $0.0001 par value;  50,000,000 shares authorized;
           Series A, convertible; 166,667 shares outstanding
              (aggregate liquidation preference of $6,055,012 at March 31, 2001)                     500,000            500,000
           Series D, 4% cumulative convertible; 164,500 shares outstanding in 2000                         -          4,288,178
           Series F, 6% cumulative convertible; 6,073 shares outstanding in 2000                           -            112,438
      Common stock, $0.0001 par value; 300,000,000 shares authorized;
           Class A voting,  212,565,440 and 191,296,988 shares outstanding, respectively              21,256             19,130
           Class B non-voting, none outstanding                                                            -                  -
      Additional paid-in capital                                                                 156,232,331        148,904,860
      Outstanding warrants to purchase Class A common stock                                        3,141,430          3,141,430
      Accumulated deficit                                                                       (147,298,182)      (143,040,284)
                                                                                             ----------------   ----------------

           Total stockholders' equity                                                             12,596,835         13,925,752
                                                                                             ----------------   ----------------

           Total liabilities and stockholders' equity                                        $    16,213,852    $    17,517,373
                                                                                             ================   ================


     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                            Three Months Ended
                                                                                March 31,
                                                                     ---------------------------------
                                                                          2001              2000
                                                                     ---------------   ---------------

Revenues                                                             $      132,713    $       56,447
Cost of revenues                                                              6,999             2,948
                                                                     ---------------   ---------------

     Gross margin                                                           125,714            53,499
                                                                     ---------------   ---------------

Operating expenses:
     Selling, general and administrative                                  2,146,902         3,338,606
     Product development and research                                     1,655,649         1,450,758
     Amortization of goodwill and purchased core technology                 607,137           607,137
     Purchased in-process research and development                                -           474,000
                                                                     ---------------   ---------------

         Total operating expenses                                         4,409,688         5,870,501
                                                                     ---------------   ---------------

Loss from operations                                                     (4,283,974)       (5,817,002)
                                                                     ---------------   ---------------

Other income (expense):
     Interest income                                                         38,249            30,319
     Interest expense                                                        (2,892)          (32,447)
                                                                     ---------------   ---------------

         Total other income (expense), net                                   35,357            (2,128)
                                                                     ---------------   ---------------

Loss before extraordinary item                                           (4,248,617)       (5,819,130)

Extraordinary item:
     Gain on forgiveness of debt                                                  -            31,977
                                                                     ---------------   ---------------

Net loss                                                             $   (4,248,617)   $   (5,787,153)
                                                                     ===============   ===============


Basic and diluted net loss per common share                          $        (0.02)   $        (0.06)
                                                                     ===============   ===============


     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                         Three Months Ended
                                                                              March 31,
                                                                    ------------------------------
                                                                        2001            2000
                                                                    --------------  --------------
Cash flows from operating activities:
      Net loss                                                      $  (4,248,617)  $  (5,787,153)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
         Non-cash expense related to issuance of debentures,
           warrants, preferred and common stock                                 -       1,440,658
         Non-cash compensation expense related to issuance
           of stock options                                                     -         842,856
         Depreciation and amortization                                    711,691         794,500
         Extraordinary gain on forgiveness of debt                              -         (31,977)
         Changes in assets and liabilities:
           Accounts receivable                                            131,872         170,667
           Prepaid assets and other current assets                        (92,365)       (149,696)
           Cash held in escrow                                          2,151,006         (24,454)
           Other assets                                                   (84,025)            294
           Accounts payable                                              (152,900)       (309,295)
           Accrued liabilities                                              5,698         (62,675)
           Accrued liabilities - related party                            (37,500)        (62,501)
           Deferred revenues                                              220,745          (3,123)
                                                                    --------------  --------------

         Net cash used in operating activities                         (1,394,395)     (3,181,899)
                                                                    --------------  --------------

Cash flows from investing activities:
      Purchase of property and equipment                                 (189,787)        (10,991)
      Issuance of notes receivable                                       (200,000)              -
                                                                    --------------  --------------

         Net cash used in investing activities                           (389,787)        (10,991)
                                                                    --------------  --------------

Cash flows from financing activities:
      Proceeds from sale of Class A common stock, net                   2,919,700               -
      Principal payments on capital lease obligation                      (10,647)              -
      Proceeds from sale of preferred stock, net                                -       1,750,000
      Advances on issuance of convertible preferred stock                       -       1,250,000
      Proceeds from exercise of stock options                                   -         296,714
                                                                    --------------  --------------

         Net cash provided by financing activities                      2,909,053       3,296,714
                                                                    --------------  --------------

Net increase in cash and cash equivalents                               1,124,871         103,824

Cash and cash equivalents at beginning of period                        1,413,627         232,152
                                                                    --------------  --------------

Cash and cash equivalents at end of period                          $   2,538,498   $     335,976
                                                                    ==============  ==============


     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)



                                                                                       Three Months Ended
                                                                                            March 31,
                                                                               ------------------------------------
Supplemental disclosure of cash flow information:                                    2001               2000
                                                                               ------------------ -----------------

       Cash paid during the period for interest                                $           1,512  $              -
       Cash paid during the period for income taxes                            $               -  $         27,606

Supplemental Schedule of Non-cash Investing and Financing Activities:

       For the Three Months Ended March 31, 2001:

     Preferred stock dividends of $9,281 were accrued on Series D and Series F preferred stock.

     164,500 shares of Series D preferred stock and related dividends of $320,949 were converted into 13,978,440 shares of Class A common stock.

     6,073 shares of Series F preferred stock and related dividends of $6,853 were converted into 519,067 shares of Class A common stock.

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

     600,000 warrants valued at $474,000 were issued to an executive officer and director of the Company as consideration for the rights to certain pen and voice input technology.

     228,364 shares of Class A common stock were issued to two former directors of the Company upon the exercise of 400,000 options as stock appreciation rights.

     $3,968,107 of Series C convertible debentures and related interest of $290,879 were converted into 10,382,901 shares of Class A common stock.

     4,568,569 shares of Class A common  stock were issued upon the  exercise of
          repricing   rights   associated  with  the  common  stock  subject  to
          redemption.

     300,000 shares of Class A common stock were issued in satisfaction of a $45,000 obligation incurred for consulting services performed in 1999.


     See accompanying notes to condensed consolidated financial statements.

                               FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


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

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. The Company's business strategy is not without risk, and readers of these condensed consolidated financial statements should carefully consider the risks set forth under the heading "Certain Significant Risk Factors" in the Company's 2000 Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2001 and 2000, there were outstanding common stock equivalents to purchase 24,931,367 and 22,415,316 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months ended March 31, 2001 and 2000:

                                                          2001                            2000
                                              ------------------------------   ----------------------------
                                                                    Per                             Per
                                                                   Share                           Share
                                                  Amount           Amount          Amount          Amount
                                              -----------------   ----------   ----------------   ---------
Net loss                                      $    (4,248,617)                 $    (5,819,130)
Preferred stock dividends                              (9,281)                      (2,827,492)
                                              ----------------                 ----------------
Net loss from operations attributable to
     common stockholders                           (4,257,898)    $   (0.02)        (8,646,622)   $   (0.06)
Extraordinary item                                            -           -             31,977            -
                                              -----------------   ----------   ----------------   ---------
Net loss attributable to common
     stockholders                             $    (4,257,898)    $   (0.02)   $    (8,614,645)   $   (0.06)
                                              ===============     ==========   ================   ==========
Weighted average common shares
outstanding                                        201,741,921                      143,972,217
                                              ================                 ================

Reclassifications - Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform with the current period presentation.

2. FUNDS IN ESCROW

On March 29, 2001, $2,000,000 plus interest of $176,092 accrued since September 1, 1999, was released from the escrow established in connection with the sale of the Company's HealthCare Solutions Group to Lernout & Hauspie Speech Products N.V. in September 1999.

3. NOTE RECEIVABLE

In February 2001, the Company entered into a collaboration agreement with Audium Corporation ("Audium") to provide an integrated platform for generating Voice XML solutions for Internet and telephony systems. Audium is a mobile application service provider that builds and operates mobile applications that allow access to Internet information and complete online transactions using any telephone. The collaboration will include integration of Fonix Accelerated Application Solutions Technology ("FAAST") with Audium's mobile applications development capability.

In connection with the collaboration agreement, in February 2001, Fonix advanced $200,000 to Audium as a bridge loan. The loan bore interest at a rate of 12 percent per year, was due on or before February 28, 2003, and was convertible into shares of Audium Series A Convertible Preferred Stock ("Audium Preferred Stock"). On April 11, 2001, the bridge loan, accrued interest of $2,400 and an additional advance of $197,600, which was disbursed to Audium on May 1, 2001, were aggregated into a new note. The new note in the principal amount of $400,000 (the "Audium Note") bears interest at five percent annually and has a term of four years. The Audium Note is convertible into shares of Audium Preferred Stock at a price of $1.46 per share in the event of (i) Audium raising an additional $2,000,000 prior to October 6, 2002, (ii) Audium's merger or consolidation, (iii) a qualified public offering of Audium common stock, (iv) an event of default under a note payable from Fonix (see Fonix Note below), or (v) Audium's aggregate gross revenues for the months of July, August and September 2002 exceed $750,000. The Audium Note is secured by Audium's intellectual property. Further, at the closing Audium granted Fonix a fully-paid, world-wide, non- exclusive license to Audium's software to make, manufacture, and use the software and any derivative works if Audium declares bankruptcy or ceases to do business.

Also on April 11, 2001, the Company closed a stock purchase agreement with Audium, wherein Fonix agreed to purchase up to $2,800,000 of Audium Preferred Stock at a price of $1.46 per share. At closing, Fonix paid $200,000 cash, and gave Audium a note (the "Fonix Note") for the remaining $2,600,000, payable in 13 monthly installments of $200,000 beginning on June 1, 2001. The Fonix Note bears no interest unless an event of default occurs, in which case the Fonix Note will bear interest at 12 percent per year. Also at closing, Audium issued 14 share certificates, each for 136,986 shares of Audium Preferred Stock to Fonix, and delivered one certificate for 136,986 shares in exchange for a payment of $200,000. The remaining certificates will be held by Audium as collateral for the Fonix Note under the security agreement. For each monthly payment of $200,000, Audium will release to Fonix one certificate for 136,986 shares of Audium Preferred Stock. Each share of Audium Preferred Stock is convertible into one share of Audium's common stock. Holders of Audium Preferred Stock are entitled to eight percent cumulative dividends, a liquidation preference equal to two times the original purchase price plus any declared but unpaid dividends, anti-dilution rights, and voting rights equal to the corresponding number of common shares. The stock purchase agreement between Audium and Fonix also entitles Fonix to elect one member of Audium's board of directors. Dr. Afarin Bellisario, a vice president of Fonix, presently serves as the Fonix representative on the Audium board of directors.

The Company also entered into a registration rights agreement with Audium which allows Fonix, after waiting 180 days after the closing of a qualified public offering by Audium, to request that Audium register the resale of the shares of common stock underlying the Audium Preferred Stock held by Fonix. Audium agreed to pay the expenses related to preparing and filing the registration statement. However, Fonix will be responsible for any brokers' commissions or other sales-related fees for any shares of common stock Fonix sells.


4. INTANGIBLE ASSETS

Intangible assets consist of purchased core technology and goodwill arising from the acquisition of the Papyrus companies (collectively "Papyrus") and AcuVoice, Inc., and direct costs incurred by the Company in applying for patents covering its technologies. Amortization is computed on a straight-line basis over the estimated useful lives ranging from five to eight years. Total accumulated amortization was $7,464,442 and $6,850,286 at March 31, 2001 and December 31, 2000, respectively.

The carrying values of the Company's long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. If such an event occurred, the Company would project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset would not be recoverable, the discounted carrying value would be reduced by the estimated excess of the carrying value over the projected discounted cash flows. As of March 31, 2001, management of the Company does not consider any of the Company's long-lived assets to be impaired. However, should the Company's marketing and sales plan not materialize in the near term, the realization of the Company's intangible assets could be severely and negatively impacted. The accompanying condensed consolidated financial statements have been prepared based on management's estimates of realizability, which estimates may change due to factors beyond the control of the Company.

5.  RELATED-PARTY NOTES PAYABLE

The Company had unsecured demand notes payable to former Papyrus stockholders in the aggregate amount of $77,625 outstanding as of March 31, 2001. During 2000, certain holders of these notes made demand for payment. The Company is attempting to negotiate a reduced payoff of these notes.

6.  PREFERRED STOCK

Series D Preferred Stock -During the three months ended March 31, 2001, the remaining 164,500 shares of Series D Preferred Stock and related dividends were converted into 13,978,440 shares of Class A common stock.

Series F Preferred Stock - During the three months ended March 31, 2001, the remaining 6,073 shares of Series F Preferred Stock and related dividends were converted into 519,067 shares of Class A common stock.

7. EQUITY LINE OF CREDIT

On August 8, 2000, the Company entered into a Private Equity Line Agreement ("Equity Line") with a private investor ("Equity Line Investor"), which gives the Company the right to draw up to $12,500,000 for operations and other purposes, through a mechanism of draws and puts of stock. The Company is entitled to draw funds and to "put" to the Equity Line Investor shares of Class A common stock in lieu of repayment of the draw. The number of shares issued is determined by dividing the dollar amount of the draw by 90 percent of the average of the two lowest closing bid prices of Class A common stock over the seven trading-day period following the date the Company tenders the put notice. The Equity Line Investor funds the amounts requested by the Company within two trading days after the seven trading-day period.

During the year ended December 31, 2000, draws taken under the Equity Line amounted to $3,973,508 and were converted to 12,492,680 shares of Class A common stock. During the three months ended March 31, 2001, draws taken under the Equity Line in the amounted to $3,010,000 and were converted into 6,770,945 shares of Class A common stock. Subsequently, an additional draw of $500,000 was converted into 1,709,402 shares of Class A common stock and another draw of $500,000 has been requested but has not been converted pending completion of the valuation period and resulting calculation of the conversion rate. As of May 14, 2001, $4,516,492 remains available to be drawn on the Equity Line.


8.  COMMON STOCK AND STOCK OPTIONS

Class A Common Stock - During the three months ended March 31, 2001, 21,268,452 shares of Class A common stock were issued in connection with conversions of preferred stock (see Note 6) and draws on the equity line (see

Note 7). No shares of Class A common stock were issued as a result of the exercise of stock options, stock appreciation rights or warrants during the same period.

Stock Options - During the three months ended March 31, 2001, the Company granted options to purchase 1,559,000 shares of Class A common stock at exercise prices ranging from $0.30 to $0.73 per share. Options granted during this three-month period vest over the three years following issuance and expire if not exercised within ten years from the date of grant. As of March 31, 2001, the Company had a total of 21,294,700 options to purchase Class A common shares outstanding.

The Company's option plans provide for stock appreciation rights that allow the grantee to receive shares of the Company's Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of the Company's stock at the date of exercise. As of March 31, 2001, there are options to purchase 516,339 shares of Class A common stock outstanding which provide for stock appreciation rights. Of these options, 126,669 have an exercise price of $6.50 per share, 13,000 have an exercise price of $3.66 per share and 376,671 have an exercise price of $1.00 per share.

9.  RELATED-PARTY  TRANSACTIONS

Advocast, Inc. - In July 1997, the Company entered into an arrangement with Advocast, Inc. ("Advocast"), an Internet research and development entity, whereby Advocast assisted the Company in development of technologies to create and locate searchable databases on the Internet through the use of interactive video and voice technologies. Under the terms of the arrangement the Company paid $816,750 in 1998 and $705,005 in 1997 for Advocast research and development efforts.

On November 25, 1998, Advocast issued 60,200 shares of Advocast Series A 6% convertible preferred stock ("Advocast Preferred Stock") to the Company. The Advocast Preferred Stock, if converted to Advocast common stock, represent less than 20 percent of the total outstanding shares of Advocast voting common stock. Advocast is a development stage company with minimal operations and no market for its stock. As a result, there is substantial uncertainty as to the value of the Advocast Preferred Stock. The Company has not recorded a value for the Advocast shares in the accompanying consolidated financial statements. The chief executive officer of the Company is a director of Advocast.

On February 26, 2001, Fonix agreed to provide to Advocast an additional $100,000 of financing under the terms of a six percent convertible debenture. Fonix advanced $57,498 under the debenture subsequent to March 31, 2001. The debenture is due February 26, 2002, and is secured by the intellectual property and other assets of Advocast. The debenture is convertible into shares of Advocast common stock at a rate of $8.62 per share at the option of Fonix. Furthermore, Fonix has the right to convert its Advocast Preferred Stock into additional principal under the debenture at a rate of $25 per share of Advocast Preferred Stock. If converted, the resulting balance due under the debenture is subject to the same terms of conversion into Advocast common stock or becomes due and payable six months following the original due date of the convertible debenture.

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

10.  PRODUCT DEVELOPMENT AND RESEARCH

IMC2 - In March 1998, the Company entered into a professional services agreement with IMC2 Corporation ("IMC2") a research and development entity, to assist in the continuing development of specific automated speech recognition technologies. The professional services agreement was for a term of 36 months and required the Company to make monthly payments of $22,000. The original term of the agreement expired in February 2001, but has been extended on a month-to-month basis. Under the terms of the agreement, the Company expended a total of $66,000 in each of the three-month periods ended March 31, 2001 and 2000.

11. LITIGATION

On August 28, 1998, John R. Clarke and Perpetual Growth Fund, a company affiliated with Clarke, commenced an action against Fonix in federal court for the Southern District of New York. Clarke and Perpetual Growth asserted claims for breach of contract relating to certain financing received by the Company during 1998 and thereafter. Fonix filed a motion to dismiss based upon the court's lack of personal jurisdiction over Fonix. The court granted Fonix's motion to dismiss. Clarke and Perpetual Growth thereafter appealed the decision of the New York court to the United States Court of Appeals for the Second Circuit. The Court of Appeals affirmed the decision of the trial court. In the interim, Fonix filed a suit against Clarke and Perpetual Growth in federal court for the Central District of Utah seeking a declaratory judgment that it did not owe any money to Clarke and Perpetual Growth. The case was tried in the Utah federal district court in March 2001, after which the court ruled in favor of Fonix and determined that Clarke and Perpetual Growth had no claims for "trailing fees" with regard to the financings which were the subject of the suit. Clarke and Perpetual Growth have appealed the decision of the Utah federal district court to the United States Court of Appeals for the Tenth Circuit. The Company believes that the claims of Clarke and Perpetual Growth are without merit and will continue to vigorously oppose those claims.

12. SUBSEQUENT EVENTS

Second Equity Line of Credit - On April 6, 2001, the Company entered into a second equity line agreement (the "Second Equity Line") with the Equity Line Investor. Under the Second Equity Line, the Company has the right to draw up to $20,000,000 through a method of draws and puts of stock similar to those under the initial Equity Line. The Second Equity Line entitles the Company to put to the Equity Line Investor shares of the Company's Class A common stock in lieu of repayment of the funds drawn. The number of shares to be issued is determined by dividing the amount of the draw by 90 percent of the average of the two lowest closing bid prices of the Company's Class A common stock over the seven trading days after the put notice is tendered. The Equity Line Investor is required to remit the funds drawn within two trading days after the end of the seven-trading-day period.

In connection with the Second Equity Line, Fonix granted registration rights to the Equity Line Investor. On May 3, 2001, Fonix filed a registration statement with the Securities and Exchange Commission covering the resale of the Company's Class A common stock to be issued under the Second Equity Line. Additionally, the Company is obligated to use its best efforts to cause the registration statement to be declared effective by July 2, 2001. If the registration statement is not declared effective by July 2, 2001, the Equity Line Investor may terminate the Second Equity Line.

Expansion Activities - In April 2001, Fonix began doing business in Korea through a wholly-owned subsidiary known as Fonix Korea, Sales Group, Ltd. ("Fonix Korea"). Fonix Korea will sell and market Fonix products and solutions in the embedded and server-based markets to Korean manufacturers of microprocessor chips and consumer electronics, and through value-added resellers for retail distribution.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Actual results could differ materially from the results the Company anticipates and which are discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Overview
Since inception, the Company has devoted substantially all of its resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other intelligent devices. In 2000, the Company continued a transition of its strategic focus from technology research, development and acquisition into marketing, sales, and product delivery. The transition continues while the Company works to upgrade its technology to maintain distinct competitive advantages.

As markets for natural-user interface ("NUI") technologies expand, the demand for rapid development of quality solutions and applications increases. The Company has responded to these increasing demands through release and development of Fonix Accelerated Application Solutions Technologies ("FAAST"), a proprietary development framework. FAAST provides developers with a speech application framework that facilitates rapid development of NUI applications that can be integrated quickly and efficiently into products. FAAST has been released in versions for both server-based and embedded markets. The FAAST development framework is recognized by the Company's customers as a key ingredient to successful launch of speech solutions.

Fonix will focus marketing and product delivery efforts through a partner program that will be introduced in the second quarter of 2001. The "Powered by Fonix" partner program is designed to assist the Company's channel partners in adopting and integrating FAAST and Fonix NUI technologies. This program will offer distinct advantages to Fonix developer, reseller and corporate partners.

Fonix marketing and sales efforts are also focused toward delivering products and applications in specific industry market segments that present opportunities for highlighting unique advantages in both server-based and embedded applications. Server-based markets present immediate opportunities for text-to-speech ("TTS") technology in interactive voice response and website reader applications and future opportunities for automated speech recognition ("ASR") and TTS technologies in Internet voice portals and network system command and control applications. Embedded markets present opportunities for ASR, TTS and handwriting recognition in personal digital assistants, consumer electronics, cellular phones and automotive telematics. FAAST enables chip manufacturers, operating system developers, software developers and resellers and product manufacturers to rapidly integrate the needed NUI technology from whatever source they desire. The Company has also developed consumer applications of NUI technologies for retail sale through websites and resellers.

Results of Operations

Three months ended March 31, 2001, compared with three months ended March 31,
2000

During the three months ended March 31, 2001, the Company recorded revenues of $132,713, reflecting an increase of $76,266 over the same period in the previous year. Revenues in 2001 and 2000 were generated through sales and licensing of Fonix products and technologies.

Selling, general and administrative expenses were $2,146,902 and $3,338,606 for the three months ended March 31, 2001 and 2000, respectively. The decrease of $1,191,704 is primarily the result of certain non-cash charges incurred in the three months ended March 31, 2000, that were not repeated in 2001, including $816,667 of compensation-related charges related to the exercise of stock appreciation rights and revaluation of options previously granted, and $966,658 of consulting expenses related to the issuance of warrants to consultants and advisors. This decrease was offset, in part, by increases of $200,452 in travel-related expenses resulting from increased strategic development, marketing and sales activity, $193,119 in compensation-related expenses related to the addition of senior marketing and sales personnel, $112,629 in legal and professional fees resulting from recent filings with the Securities and

Exchange Commission, litigation activity, and other matters relating to the development of the Company's business strategy and expansion, and $63,565 in other promotional and advertising expenses related to increased sales and marketing activities.

Product development and research expenses were $1,655,649 and $1,450,758 for the three months ended March 31, 2001 and 2000, respectively. The increase of $204,891 resulted primarily from an increase of $386,753 in compensation-related expenses related to product application and development activities, offset, in part, by a payment of $160,000 received in settlement of claims made by the Company related to a previous consulting agreement .

Liquidity and Capital Resources

From inception, the Company's principal source of capital has been private and other exempt sales of its debt and equity securities. The Company will continue to raise additional funds in like manner to satisfy cash operating requirements for the foreseeable future because of insufficient revenue from operations. There can be no assurance that the Company will be able to secure this funding or that the terms of such financing will be favorable to the Company. Furthermore, the issuance of equity or debt securities which are or may become convertible into the Company's equity securities may result in substantial dilution to its stockholders.

The Company had negative working capital of $922,444 at March 31, 2001, compared to positive working capital of $180,356 at December 31, 2000. Current assets decreased by $1,065,642 to $2,686,568 from December 31, 2000, to March 31, 2001.
Current liabilities increased by $37,158 to $3,609,012 during the same period. The change in working capital from December 31, 2000 to March 31, 2001, was primarily attributable to the timing of payments on operating obligations and receipts of funding under the Company's equity line of credit. Total assets were $16,213,852 at March 31, 2001, compared to $17,517,373 at December 31, 2000.

Preferred Stock

During the three months ended March 31, 2001, 164,500 shares of Series D convertible preferred stock and related accrued dividends were converted into 13,978,440 shares of Class A common stock. As of March 31, 2001, there are no shares of Series D preferred stock outstanding.

During the three months ended March 31, 2001, 6,073 shares of Series F convertible preferred stock and related accrued dividends were converted into 519,067 shares of Class A common stock. As of March 31, 2001, there are no shares of Series F preferred stock outstanding.

Equity Lines of Credit

During the three months ended March 31, 2001, draws against the initial equity line of credit in the amount of $3,010,000 were converted into 6,770,945 shares of Class A common stock. Subsequent to March 31, 2001, additional draws of $500,000 were converted into 1,709,402 shares of Class A common stock and another $500,000 put has been tendered for which the related number of shares to be issued has not yet been determined. As of May 14, 2001, $4,516,492 remains available to be drawn on the initial equity line.

On April 6, 2001, the Company entered into a second equity line agreement (the "Second Equity Line") with the same investor as the initial equity line ("Equity Line Investor"). Under the Second Equity Line, the Company has the right to draw against an equity line of credit up to $20 million through a method of draws and puts of stock similar to those under the initial equity line. This agreement entitles the Company to put to the Equity Line Investor shares of the Company's Class A common stock in lieu of repayment of the funds drawn. The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of the Company's Class A common stock over the seven trading days after the put notice is tendered. The Equity Line Investor is required to remit the funds drawn within two trading days after the end of the seven-trading- day period.

In connection with the Second Equity Line, Fonix granted registration rights to the Equity Line Investor. On May 3, 2001, Fonix filed a registration statement with the Securities and Exchange Commission covering the resale of the Company's

Class A common stock to be issued under the Second Equity Line. Additionally, the Company is obligated to use its best efforts to cause the registration statement to be declared effective by July 2, 2001. If the registration statement is not declared effective by July 2, 2001, the Equity Line Investor may terminate the Second Equity Line.

Stock Options

During the three months ended March 31, 2001, options to purchase 1,559,000 shares of Class A common stock at exercise prices ranging from $0.30 to $0.73 per share were granted. Options granted during this three-month period vest over the three years following issuance and expire if not exercised withing ten years from the date of grant. As of March 31, 2001, a total of 21,294,700 options to purchase Class A common shares were outstanding.

The Company's option plans provide for stock appreciation rights that allow the grantee to receive shares of the Company's Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of the Company's stock at the date of exercise. As of March 31, 2001, there are options to purchase 516,339 shares of Class A common stock outstanding which provide for stock appreciation rights. Of these options, 126,669 have an exercise price of $6.50 per share, 13,000 have an exercise price of $3.66 per share and 376,671 have an exercise price of $1.00 per share.

Other

In April 2001, the Company began doing business in Korea, through a wholly-owned subsidiary known as Fonix Korea, Sales Group, Ltd. ("Fonix Korea"). Fonix Korea will sell and market Fonix products and solutions in the embedded and server-based markets to Korean manufacturers of microprocessor chips and consumer electronics, and through value-added resellers.

The Company presently has no other plans to purchase new research and development or office facilities.

                                     Outlook

The Company's objective is for its ASR, TTS and handwriting technologies and FAAST products become the platform for the next generation of NUI applications and products. Most speech recognition products offered by other companies are based on technologies that are largely in the public domain and represent nothing particularly "new" or creative. The Fonix core technologies and products are based on proprietary, patented technology. Management believes the Company's NUI technologies provide a superior competitive advantage compared to other technologies available in the marketplace. In order to accomplish this objective, the Company intends to proceed as follows:

         Substantially Increase Marketing and Sales Activities. The Company intends to hire additional sales and marketing personnel, both domestically and internationally, who will focus on the server-based and embedded markets. To address global opportunities, the Company will continue to develop or acquire additional NUI products and technologies for foreign languages and dialects. The Company will also make a significant investment in the "Powered by Fonix" Partner Program in order to build sales and marketing opportunities with software developers, resellers and corporate partners.

         Expand Strategic Relationships. The Company has a number of strategic collaboration and marketing arrangements with developers and VARs. The Company intends to expand such relationships and add additional similar relationships, specifically in the mobile communications, PDA, IVR and Internet portal markets. Because FAAST is increasingly recognized as a dynamic development platform, the Company expects FAAST to be the product around which many of these relationships are structured. Further, when the Company is able to identify "first mover" NUI applications in which it can integrate its core technologies, the Company intends to investigate investment opportunities in order that it can obtain preferred or priority collaboration rights.

         Continue to Develop and Enhance the Core Technologies. The Company plans to continue to invest significant resources in the development and acquisition of NUI technologies, developer tools and development frameworks in order to maintain its competitive advantages.

As the Company proceeds to implement its strategy and to reach its objectives, the Company anticipates further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments. The strategy the Company has adopted is not without risk and stockholders and others interested in Fonix and the Company's Class A common stock should carefully consider the risks set forth under the heading "Certain Significant Risk Factors" in the Company's 2000 Annual Report on Form 10-K, Item 1, Part I.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On August 28, 1998, John R. Clarke and Perpetual Growth Fund, a company affiliated with Clarke, commenced an action against Fonix in federal court for the Southern District of New York. Clarke and Perpetual Growth asserted claims for breach of contract relating to certain financing received by the Company during 1998 and thereafter. Fonix filed a motion to dismiss based upon the court's lack of personal jurisdiction over Fonix. The court granted Fonix's motion to dismiss. Clarke and Perpetual Growth thereafter appealed the decision of the New York court to the United States Court of Appeals for the Second Circuit. The Court of Appeals affirmed the decision of the trial court. In the interim, Fonix filed a suit against Clarke and Perpetual Growth in federal court for the Central District of Utah seeking a declaratory judgment that it did not owe any money to Clarke and Perpetual Growth. The case was tried in the Utah federal district court in March 2001, after which the court ruled in favor of Fonix and determined that Clarke and Perpetual Growth had no claims for "trailing fees" with regard to the financings which were the subject of the suit. Clarke and Perpetual Growth have appealed the decision of the Utah federal district court to the United States Court of Appeals for the Tenth Circuit. The Company believes that the claims of Clarke and Perpetual Growth are without merit and will continue to vigorously oppose those claims.

Item 2.  Changes in Securities

c. Unregistered sales of equity securities during the quarter (other than in reliance on Regulation S).

Recent Sales of Unregistered Securities. During the three months ended March 31, 2001, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "1933 Act"), other than unregistered sales in reliance on Regulation S under the Act, as follows:

         Between January 1, 2001 and March 31, 2001, in connection with the Equity Line Agreement, the Company received $3,010,000 in funds drawn under the Equity Line Agreement and issued 6,770,945 shares of Class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under a registration statement on Form S-2 which was declared effective September 5, 2000 and amended and declared effective April 25, 2001.

         Subsequent to March 31, 2001, in connection with the Equity Line Agreement, the Company received $500,000 in funds drawn under the Equity Line Agreement and issued 1,709,402 shares of Class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under a registration statement on Form S-2 which was declared effective September 5, 2000 and amended and declared effective April 25, 2001.



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

         (10)(xxxii)Series F Convertible  Preferred  Stock  Purchase  Agreement,
                    Among Fonix Corporation, Sovereign Partners, LP, Dominion Capital Fund, LTD., Dominion Investment Fund, LLC, Canadian Advantage, L.P., and Queen LLC, dated as of February 1, 2000

         (10)(xxxiii)Amended and Restated Series F Convertible  Preferred  Stock
                    Purchase Agreement among Fonix Corporation and the investors identified therein dated May 22, 2000, which is incorporated by reference from the Company's Rule 424(b) Registration Statement on Form S-2, filed with the Commission on June 16, 2000 (therein designated as Exhibit 99.3)

         (10)(xxxiv)Equity Line Agreement  between Fonix  Corporation  and Queen
                    LLC, dated August 8, 2000, which is incorporated by reference from the Company's Registration Statement on Form S-2, filed with the Commission on August 10, 2000 (therein designated as Exhibit 99.4)

         10(xxxv) Audium Stock Purchase Agreement between Fonix Corporation and Audium Corporation, dated as of April 5, 2001, filed with the Commission on April 17, 2001

         10(xxxvi)  Certificate  of  Designation  of Audium  Series A  Preferred
                    Stock, filed with the Commission on April 17, 2001.

         10(xxxvii) Form of  Promissory  Note from Fonix  Corporation  to Audium
                    Corporation for $2,600,000, dated as of April 5, 2001, filed with the Commission on April 17, 2001.

         10(xxxviii)Security  Agreement  between Fonix Corporation as the Debtor and Audium Corporation as the Secured Party, dated as of April 5, 2001, filed with the Commission on April 17, 2001.

         10(xxxix)  Registration  Rights Agreement between Fonix Corporation and
                    Audium Corporation, dated as of April 5, 2001, filed with the Commission on April 17, 2001.

         10(xl) Security Agreement between Audium Corporation as the Debtor and Fonix Corporation as the Secured Party, dated as of April 5, 2001, filed with the Commission on April 17, 2001.

         10(xli) Form of Promissory Note from Audium Corporation to Fonix Corporation for $400,000, filed with the Commission on April 17, 2001.

         10(xlii) License Agreement between Fonix Corporation and Audium Corporation, dated as of April 5, 2001, filed with the Commission on April 17, 2001.

         10(xliii)  Second   Private   Equity  Line   Agreement   between  Fonix
                    Corporation and Queen LLC, dated April 6, 2001, filed with the Commission on April 17, 2001.

         10(xliv) Registration Rights Agreement between Fonix Corporation and Queen LLC, dated April 6, 2001, filed with the Commission on April 17, 2001.


(B) Reports filed on Form 8-K during the three-month period ended March 31, 2001:

No reports on Form 8-K were filed during the three-month period ended March 31, 2001. On April 17, 2001, the Company filed a Current Report on Form 8-K to announce the purchase of Audium preferred shares, effective April 11, 2001 and the execution of the Second Equity Line Agreement, effective April 6, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Fonix Corporation



Date: May 15, 2001                  /s/ Roger D. Dudley
     ----------------------         --------------------------------------------
                                    Roger D. Dudley, Executive Vice President,
                                    Chief Financial Officer