Form 10-Q
period 2001-06-30
FONIX CORP
filed 2001-08-09
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

[  ]     Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from        to        .
                                                            -------   --------

                         Commission file number 0-23862

                                Fonix Corporation
             (Exact name of registrant as specified in its charter)

Delaware                                                22-2994719
--------------------                                 --------------------
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

         As of August 6, 2001, 241,236,041 shares of Class A voting common stock, par value $0.0001 per share, were issued and outstanding.

                                Fonix Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



ASSETS                                                                                    June 30, 2001     December 31, 2000
                                                                                         -----------------  -----------------

Current assets:
      Cash and cash equivalents                                                          $        915,970   $      1,413,627
      Funds held in escrow                                                                              -          2,151,006
      Accounts receivable, net of allowance for doubtful accounts
          of $0 in 2001 and $20,000 in 2000                                                       112,500            131,872
      Inventory                                                                                    24,467                  -
      Prepaid expenses and other current assets                                                   156,970             55,705
                                                                                         -----------------  -----------------

          Total current assets                                                                  1,209,907          3,752,210

Note receivable from affiliate, net of unamortized discount of $93,463                            306,537                  -

Property and equipment, net of accumulated depreciation of $1,647,698
     and $1,445,288, respectively                                                               1,023,543            718,711

Investment in affiliate                                                                         2,432,321                  -

Intangible assets, net of accumulated amortization of $8,078,119
     and $6,850,286, respectively                                                              11,713,931         12,941,764

Other assets                                                                                      123,383            104,688
                                                                                         -----------------  -----------------

          Total assets                                                                   $     16,809,622   $     17,517,373
                                                                                         =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Note payable to afflilate, net of unamortized discount of $132,562                 $      2,267,438   $              -
      Notes payable - related parties                                                              77,625             77,625
      Accounts payable                                                                            947,249            655,352
      Accrued liabilities                                                                       1,068,502            553,448
      Accrued liabilities - related parties                                                     1,501,633          1,564,133
      Deferred revenues                                                                         1,099,172            677,071
      Capital lease obligation - current portion                                                   42,430             44,225
                                                                                         -----------------  -----------------

          Total current liabilities                                                             7,004,049          3,571,854

Capital lease obligation, less current portion                                                          -             19,767
                                                                                         -----------------  -----------------

          Total liabilities                                                                     7,004,049          3,591,621
                                                                                         -----------------  -----------------

Commitments and contingencies (Notes 8, 9, 10 and 11)

Stockholders' equity:
      Preferred stock, $0.0001 par value; 50,000,000 shares authorized - Series
          A, convertible; 166,667 shares outstanding
             (aggregate liquidation preference of $6,055,012 at June 30, 2001)                    500,000            500,000
          Series D, 4% cumulative convertible; 164,500 shares outstanding in 2000                       -          4,288,178
          Series F, 6% cumulative convertible; 6,073 shares outstanding in 2000                         -            112,438
      Common stock, $0.0001 par value; 300,000,000 shares authorized (Note 12)-
          Class A voting, 225,465,575 and 191,296,988 shares
               outstanding, respectively                                                           22,547             19,130
          Class B non-voting, none outstanding                                                          -                  -
      Additional paid-in capital                                                              160,133,371        148,904,860
      Outstanding warrants to purchase Class A common stock                                     2,993,650          3,141,430
      Cumulative translation adjustment                                                            (2,048)                 -
      Accumulated deficit                                                                    (153,841,947)      (143,040,284)
                                                                                         -----------------  -----------------

          Total stockholders' equity                                                            9,805,573         13,925,752
                                                                                         -----------------  -----------------

          Total liabilities and stockholders' equity                                     $     16,809,622   $     17,517,373
                                                                                         =================  =================


     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)




                                                              Three Months Ended June 30,        Six Months Ended June 30,
                                                             -------------------------------  --------------------------------
                                                                 2001             2000             2001             2000
                                                             --------------  ---------------  ---------------  ---------------

Revenues                                                     $     107,568   $      143,825   $      240,281   $      200,272
Cost of revenues                                                    12,522            3,651           19,521            6,599
                                                             --------------  ---------------  ---------------  ---------------

     Gross margin                                                   95,046          140,174          220,760          193,673
                                                             --------------  ---------------  ---------------  ---------------

Expenses:
     Selling, general and administrative                         3,306,801        2,455,315        5,453,702        5,793,921
     Product development and research                            2,483,627        1,478,362        4,139,276        2,929,120
     Amortization of intangible assets                             607,136          607,136        1,214,273        1,214,273
     Purchased in-process research and development                       -                -                -          474,000
                                                             --------------  ---------------  ---------------  ---------------

         Total expenses                                          6,397,564        4,540,813       10,807,251       10,411,314
                                                             --------------  ---------------  ---------------  ---------------

Loss from operations                                            (6,302,518)      (4,400,639)     (10,586,491)     (10,217,641)
                                                             --------------  ---------------  ---------------  ---------------

Other income (expense):
     Interest income                                                19,276           70,773           57,524          101,092
     Interest expense                                              (66,096)        (448,293)         (68,988)        (480,740)
                                                             --------------  ---------------  ---------------  ---------------

         Total other income (expense), net                         (46,820)        (377,520)         (11,464)        (379,648)
                                                             --------------  ---------------  ---------------  ---------------

Loss from continuing operations before equity in net loss of
     affiliate and extraordinary item                           (6,349,338)      (4,778,159)     (10,597,955)     (10,597,289)

Equity in net loss of affiliate                                   (194,427)               -         (194,427)               -
                                                             --------------  ---------------  ---------------  ---------------

Loss from continuing operations before extraordinary item       (6,543,765)      (4,778,159)     (10,792,382)     (10,597,289)

Extraordinary item - gain on forgiveness of debt                         -           46,887                -           78,864
                                                             --------------  ---------------  ---------------  ---------------

Net loss                                                        (6,543,765)      (4,731,272)     (10,792,382)     (10,518,425)

Other comprehensive loss - foreign currency translation             (2,048)               -           (2,048)               -
                                                             --------------  ---------------  ---------------  ---------------

Comprehensive loss                                           $  (6,545,813)  $   (4,731,272)  $  (10,794,430)  $  (10,518,425)
                                                             ==============  ===============  ===============  ===============



Basic and diluted net loss per common share                  $       (0.03)  $        (0.03)  $        (0.05)  $        (0.09)
                                                             ==============  ===============  ===============  ===============


     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


         Increase (Decrease) in Cash and Cash Equivalents

                                                                               Six Months Ended
                                                                                   June 30,
                                                                    ----------------------------------------
                                                                          2001                  2000
                                                                    -----------------     ------------------
Cash flows from operating activities:
      Net loss                                                      $    (10,792,382)     $     (10,518,425)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
         Issuance of common stock for services                                     -                312,500
         Non-cash expense related to issuance of debentures,
           warrants, preferred and common stock                               62,500              1,967,433
         Non-cash compensation expense related to issuance
           of stock options                                                        -                842,856
         Accretion of discount on note receivable from affiliate              (3,628)                     -
         Accretion of discount on note payable to affiliate                   40,690                      -
         Depreciation and amortization                                     1,430,243              1,572,476
         Equity in net loss of affiliate                                     194,427                      -
         Extraordinary gain on forgiveness of debt                                 -                (78,864)
         Changes in assets and liabilities:
           Accounts receivable                                                19,372                177,252
           Inventory                                                         (24,467)                (1,144)
           Prepaid expenses and other current assets                        (101,265)              (136,624)
           Funds held in escrow                                            2,151,006                (52,069)
           Other assets                                                      (18,695)                   588
           Accounts payable                                                  291,897               (379,026)
           Accrued liabilities                                               515,054                247,648
           Accrued liabilities - related parties                             (62,500)              (125,001)
           Income taxes payable                                                    -                (27,606)
           Deferred revenues                                                 422,101                544,516
           Cumulative foreign currency translation adjustment                 (2,048)                     -
                                                                    -----------------     ------------------

         Net cash used in operating activities                            (5,877,695)            (5,653,490)
                                                                    -----------------     ------------------

Cash flows from investing activities:
      Purchase of property and equipment                                    (507,242)               (62,485)
      Issuance of note receivable from affiliate                            (302,909)                     -
      Investment in affiliate                                               (200,000)                     -
                                                                    -----------------     ------------------

         Net cash used in investing activities                            (1,010,151)               (62,485)
                                                                    -----------------     ------------------

Cash flows from financing activities:
      Proceeds from sale of Class A common stock, net                      6,601,950                      -
      Proceeds from convertible promissory note and advances                       -              3,450,000
      Principal payments on note payable to affiliate                       (200,000)                     -
      Principal payments on capital lease obligation                         (21,562)                     -
      Proceeds from exercise of stock options                                  9,801                305,952
      Proceeds from exercise of warrants                                           -                250,000
      Proceeds from sale of preferred stock, net                                   -              1,750,000
                                                                    -----------------     ------------------

         Net cash provided by financing activities                         6,390,189              5,755,952
                                                                    -----------------     ------------------

Net increase (decrease) in cash and cash equivalents                        (497,657)                39,977

Cash and cash equivalents at beginning of the period                       1,413,627                232,152
                                                                    -----------------     ------------------

Cash and cash equivalents at end of the period                      $        915,970      $         272,129
                                                                    =================     ==================





     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)


                                                                                Six Months Ended June 30,
                                                                               -----------------------------
Supplemental disclosure of cash flow information:                                  2001           2000
                                                                               -------------- --------------

       Cash paid during the period for interest                                $      43,384  $           -
       Cash paid during the period for income taxes                            $           -  $      27,606

Supplemental Schedule of Non-cash Investing and Financing Activities:

       For the Six Months Ended June 30, 2001:

          Preferred stock dividends of $9,281 were accrued on Series D and Series F preferred stock.

          164,500 shares of Series D preferred stock and related dividends of $320,949 were converted into 13,978,440 shares of Class A common stock.

          6,073shares of Series F preferred stock and related dividends of $6,853 were converted into 519,067 shares of Class A common stock.

          Warrants for the purchase of 250,000 shares of Class A common stock valued at $62,500 were issued in payment for a perpetual, nonexclusive technology license.

          A non-interest bearing promissory note was issued in the amount of $2,600,000 to purchase 1,780,818 shares of Series A preferred stock of Audium Corporation.

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

          Warrants for the purchase of 600,000 shares of Class A common stock, valued at $474,000, were issued to an executive officer and director of the Company as consideration for the rights to certain pen and voice input technology.

          228,364 shares of Class A common stock were issued to two former directors of the Company upon the exercise of 400,000 options as stock appreciation rights.

          Principal of $3,971,107 of Series C convertible debentures and related interest of $290,957 were converted into 10,385,364 shares of Class A common stock.

          4,568,569 shares of Class A common stock were issued upon the exercise of repricing rights associated with common stock subject to redemption.

          250,000 shares of Class A common stock were issued to an unrelated party for consulting fees valued at $312,500.

          Preferred stock dividends amounting to $80,000 were accrued resulting from liquidated damages on Series D preferred stock.

          612,069 shares of Class A common stock, valued at $688,578, were issued as payment for liquidation damages amounting to $394,800 and a fee for the revision of certain terms of the preferred stock agreement amounting to $213,778.

          Deferred interest expense of $2,116,000 was recorded related to the beneficial conversion feature on the equity line of credit. An additional $209,695 was recorded as interest expense.

          $1,000,000 in advances were converted into 50,000 shares of Series F preferred stock.




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

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. The Company's business strategy has significant risk, and readers of these condensed consolidated financial statements should carefully consider the risks set forth under the heading "Certain Significant Risk Factors" in the Company's 2000 Annual Report on Form 10-K.

Operating results for the three months and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2001 and 2000, there were outstanding common stock equivalents to purchase 25,177,817 and 23,893,822 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months and six months ended June 30, 2001 and 2000:

                                                                Three months ended June 30,
                                                                ---------------------------
                                                           2001                             2000
                                             --------------------------------    --------------------------------
                                                                  Per Share                       Per Share
                                                  Amount           Amount          Amount           Amount
                                             ------------------  ------------    --------------  ----------------
Net loss                                     $     (6,543,765)                   $  (4,778,159)
Preferred stock dividends                               -                             (520,574)
                                             ------------------                  --------------
Net loss from operations attributable to
     common stockholders                           (6,543,765)   $     (0.03)       (5,298,733)  $      (0.03)
Extraordinary item, net of taxes                         -               -              46,887            -
                                             ------------------  ------------    --------------  ----------------
Net loss attributable to common
     stockholders                            $     (6,543,765)   $     (0.03)    $  (5,251,846)  $      (0.03)
                                             ==================  ============    ==============  ================
Weighted average common shares
    outstanding                                    213,416,041                     162,274,479
                                             ==================                  ==============

                                                                 Six months ended June 30,
                                                                 -------------------------
                                                           2001                             2000
                                             --------------------------------    --------------------------------
                                                                  Per Share                        Per Share
                                                  Amount           Amount           Amount           Amount
                                             ------------------  ------------    --------------  ----------------
Net loss                                     $    (10,792,382)                   $  (10,597,289)
Preferred stock dividends                              (9,281)                       (3,348,066)
                                             ------------------                  --------------
Net loss from operations attributable to
     common stockholders                          (10,801,663)   $     (0.05)       (13,945,355) $       (0.09)
Extraordinary item, net of taxes                          -              -               78,864           -
                                             ------------------  ------------    --------------  ----------------
Net loss attributable to common
     stockholders                               $ (10,801,663)   $     (0.05)    $  (13,866,491) $       (0.09)
                                             ==================  ============    ==============  ================
Weighted average common shares
     outstanding                                   207,611,230                      153,123,348
                                             ==================                  ==============

Imputed Interest Expense and Income- Interest is imputed on long-term debt obligations and notes receivable where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics (see Note 3 below).

Inventory - Inventory, consisting primarily of retail products, is stated at the lower of cost (first-in, first -out method) or market value.

Foreign Currency Translation - The functional currency of the Company's Korean subsidiary is the South Korean won. Consequently, assets and liabilities of the Korean operations are translated into United States dollars using current exchange rates at the end of the period. All revenue is invoiced in South Korean won and revenues and expenses are translated into United States dollars using weighted average exchange rates for the period.

Comprehensive Loss - Accumulated and other comprehensive loss presented in the accompanying condensed consolidated financial statements consist of cumulative foreign currency translation adjustments. The Company had no items of comprehensive loss prior to April 1, 2001.

Recently Enacted Accounting Standards - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Accordingly, effective January 1, 2002, amortization of goodwill and intangible assets with indefinite lives will discontinue. Other intangible assets will continue to be amortized over their useful lives. The Company amortized $257,386 and $514,773 of goodwill for the three months and six months ended June 30, 2001, respectively.

Effective January 1, 2002, the Company will apply the requirements of SFAS No. 142 and management will perform an impairment test of goodwill and intangible assets with indefinite lives. The effect of the application of those requirements on the Company's financial position and results of operations has not been determined.

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

3. INVESTMENT IN AFFILIATE

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

Note receivable from affiliate - In connection with the collaboration agreement, in February 2001, Fonix advanced $200,000 to Audium as a bridge loan. The loan bore interest at a rate of 12 percent per year, was due on or before February 28, 2003, and was convertible into shares of Audium Series A Convertible Preferred Stock ("Audium Preferred Stock"). Effective April 11, 2001, the bridge loan, accrued interest of $2,400 and an additional advance of $197,600, which was disbursed to Audium on May 1, 2001, were aggregated into a new note. The new note in the principal amount of $400,000 (the "Audium Note") bears interest at five percent per annum and has a term of four years. The Audium Note is convertible into shares of Audium Preferred Stock at a price of $1.46 per share in the event of (i) Audium raising an additional $2,000,000 prior to October 6, 2002, (ii) Audium's merger or consolidation, (iii) a qualified public offering of Audium common stock, (iv) an event of default under a note payable from Fonix (see Fonix Note below), or (v) Audium's aggregate gross revenues for the months of July, August and September 2002 exceed $750,000. The Audium Note is secured by Audium's intellectual property. Further, at closing, Audium granted Fonix a fully-paid, world-wide, non-exclusive license to Audium's software to make, manufacture, and use the software and any derivative works if Audium declares bankruptcy or ceases to do business.

Management determined that a 12 percent annual interest rate better reflects the risk characteristics of the Audium Note. Accordingly, interest has been imputed at 12 percent and the Audium Note has been recorded at its present value of approximately $302,909. For the three months and six months ended June 30, 2001, the Company recorded interest income of $8,067, including contractual and imputed interest.

Note payable to affiliate - On April 11, 2001, the Company closed a stock purchase agreement with Audium, wherein Fonix agreed to purchase up to $2,800,000 of Audium Preferred Stock at a price of $1.46 per share. At closing, Fonix paid $200,000 in cash, and gave Audium a note (the "Fonix Note") for the remaining $2,600,000, payable in 13 monthly installments of $200,000 beginning on June 1, 2001. The Fonix Note bears no interest unless an event of default occurs, in which case the Fonix Note will bear interest at 12 percent per year.

Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent and the Company recorded a present value of $2,426,748 for the note payable. For the three months and six months ended June 30, 2001, the Company recorded interest expense of $63,364 related to this note.

At closing, Audium issued 14 share certificates, each for 136,986 shares of Audium Preferred Stock to Fonix, and delivered one certificate for 136,986 shares in exchange for the initial payment of $200,000. The remaining certificates are held by Audium as collateral for the Fonix Note under the terms of a security agreement. For each monthly payment of $200,000, Audium will release to Fonix one certificate for 136,986 shares of Audium Preferred Stock.

Subsequent to June 30, 2001, two monthly payments of $200,000 were made on the Fonix Note and Audium released two certificates for 136,986 shares of Audium Preferred Stock to Fonix.

Investment in affiliate - Each share of Audium Preferred Stock is convertible into one share of Audium's common stock. Holders of Audium Preferred Stock are entitled to eight percent cumulative dividends, a liquidation preference equal to two times the original purchase price plus any declared but unpaid dividends, anti-dilution rights, and voting rights equal to the corresponding number of common shares. The stock purchase agreement between Audium and Fonix also entitles Fonix to elect one member of Audium's board of directors. The Company also entered into a registration rights agreement with Audium which allows Fonix, after waiting 180 days after the closing of a qualified public offering by Audium, to request that Audium register the resale of the shares of common stock underlying the Audium Preferred Stock held by Fonix. Audium agreed to pay the expenses related to preparing and filing the registration statement. However, Fonix will be responsible for any brokers' commissions or other sales-related fees for any shares of common stock Fonix sells.

Beginning April 11, 2001, Fonix accounted for its investment in Audium using the equity method of accounting. Accordingly, the Company recognized a loss of $194,427 in its 2001 condensed consolidated statements of operations related to Audium's net loss for the period from April 11, 2001 through June 30, 2001 and the difference between the purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit amortized on a straight-line basis over a period of eight years.

4. INTANGIBLE ASSETS

Intangible assets consist of purchased core technology and goodwill arising from the acquisition of the Papyrus companies (collectively "Papyrus") and AcuVoice, Inc., and direct costs incurred by the Company in applying for patents covering its technologies. Amortization is computed on a straight-line basis over the estimated useful lives ranging from five to eight years. Total accumulated amortization was $8,078,119 and $6,850,286 at June 30, 2001 and December 31, 2000, respectively.

The carrying values of the Company's long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. If such an event occurred, the Company would project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset would not be recoverable, the carrying value would be reduced by the estimated excess of the carrying value over the projected discounted cash flows. As of June 30, 2001, management of the Company does not consider any of the Company's long-lived assets to be impaired. However, should the Company's marketing and sales plan not materialize in the near term, the realization of the Company's intangible assets could be severely and negatively impacted. The accompanying condensed consolidated financial statements have been prepared based on management's estimates of realizability, which estimates may change due to factors beyond the control of the Company.

5.  RELATED-PARTY NOTES PAYABLE

The Company had unsecured demand notes payable to former Papyrus stockholders in the aggregate amount of $77,625 outstanding as of June 30, 2001. During 2000, certain holders of these notes made demand for payment. The Company is attempting to negotiate a reduced payoff of these notes.

6.  PREFERRED STOCK

Series D Preferred Stock -During the six months ended June 30, 2001, the remaining 164,500 shares of Series D Preferred Stock and related dividends were converted into 13,978,440 shares of Class A common stock.

Series F Preferred Stock - During the six months ended June 30, 2001, the remaining 6,073 shares of Series F Preferred Stock and related dividends were converted into 519,067 shares of Class A common stock.

7. EQUITY LINES OF CREDIT

Equity Line of Credit - On August 8, 2000, the Company entered into a Private Equity Line Agreement ("Equity Line") with a private investor ("Equity Line Investor"), which gives the Company the right to draw up to $12,500,000 for operations and other purposes, through a mechanism of draws and puts of stock. The Company is entitled to draw funds and to "put" to the Equity Line Investor shares of Class A common stock in lieu of repayment of the draw. The number of shares issued is determined by dividing the dollar amount of the draw by 90 percent of the average of the two lowest closing bid prices of Class A common stock over the seven trading-day period following the date the Company tenders the put notice. The Equity Line Investor funds the amounts requested by the Company within two trading days after the seven trading-day period.

During the year ended December 31, 2000, draws under the Equity Line amounted to $3,973,508 and were converted to 12,492,680 shares of Class A common stock. During the six months ended June 30, 2001, draws under the Equity Line amounted to $4,010,000 and were converted into 9,932,780 shares of Class A common stock. As of August 6, 2001, $4,516,492 remains available to be drawn on the Equity Line.

Second Equity Line of Credit - On April 6, 2001, the Company entered into a second equity line agreement (the "Second Equity Line") with the Equity Line Investor. Under the Second Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the initial Equity Line.

From the inception of the Second Equity Line through June 30, 2001, draws under the Second Equity Line amounted to $2,925,000 and were converted to 9,703,300 shares of Class A common stock. Subsequent to June 30, 2001, additional draws amounting to $3,050,000 were converted into 15,770,466 shares of Class A common stock. As of August 6, 2001, $14,025,000 remains available to be drawn on the Second Equity Line.

8.  COMMON STOCK AND STOCK OPTIONS

Class A Common Stock - During the six months ended June 30, 2001, 34,133,587 shares of Class A common stock were issued in connection with conversions of preferred stock (see Note 6) and draws on the equity lines (see Note 7). Also during the six months ended June 30, 2001, 35,000 shares of Class A common stock were issued through exercise of stock options at an exercise price of $0.28 per share. No shares were issued as a result of exercise of stock appreciation rights or warrants during the same period.

Stock Options - During the six months ended June 30, 2001, the Company granted options to purchase 2,206,450 shares of Class A common stock at exercise prices ranging from $0.29 to $0.73 per share. Of the options granted during this six-month period, 225,000 vest immediately, and the balance of 1,981,450 vest over the three years following issuance. If not exercised, all options expire within ten years from the date of grant. As of June 30, 2001, the Company had options to purchase 21,891,150 shares of Class A common stock outstanding.

The Company's option plans provide for stock appreciation rights that allow the grantee to receive shares of the Company's Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of the Company's stock at the date of exercise. As of June 30, 2001, there are options to purchase 516,339 shares of Class A common stock outstanding which provide for stock appreciation rights. Of these options, 126,669 have an exercise price of $6.50 per share, 13,000 have an exercise price of $3.66 per share and 376,671 have an exercise price of $1.00 per share.

9.  TECHNOLOGY LICENSE

In July 1997, the Company entered into an arrangement with Advocast, Inc. ("Advocast"), an Internet research and development entity, whereby Advocast assisted the Company in development of technologies to create and locate searchable databases on the Internet through the use of interactive video and voice technologies. Under the terms of the arrangement, the Company paid $816,750 in 1998 and $705,005 in 1997 for Advocast research and development efforts.

On November 25, 1998, Advocast issued 60,200 shares of Advocast Series A 6% convertible preferred stock ("Advocast Preferred Stock") to the Company. The Advocast Preferred Stock, if converted to Advocast common stock, represented less than 20 percent of the total outstanding shares of Advocast voting common stock. Advocast is a development stage company with minimal operations and no market for its stock. As a result, there was substantial uncertainty as to the value of the Advocast Preferred Stock and the Company did not record a value for the Advocast shares in its consolidated financial statements. At the time, the chief executive officer of the Company became a director of Advocast.

On February 26, 2001, Fonix agreed to provide to Advocast an additional $100,000 of financing under the terms of a six percent convertible debenture. Fonix advanced $57,498 under the debenture. The debenture was due February 26, 2002 and was secured by the intellectual property and other assets of Advocast. The debenture was convertible into shares of Advocast common stock at a rate of $8.62 per share at the option of Fonix. Furthermore, Fonix had the right to convert its Advocast Preferred Stock into additional principal under the debenture at a rate of $25 per share of Advocast Preferred Stock. If converted, the resulting balance due under the debenture was subject to the same terms of conversion into Advocast common stock or became due and payable six months following the original due date of the convertible debenture. Advocast and Fonix also entered into an agreement whereby Advocast provided consulting services to Fonix for development of Internet applications of the Company's technologies. The term of the agreement was three months and could be renewed at the Company's option for an additional three months. Fonix paid $30,000 to Advocast pursuant to the consulting agreement.

On June 18, 2001, Fonix canceled the debenture, terminated the consulting agreement, agreed that Advocast could redeem the Advocast Preferred Stock owned by Fonix and issued warrants to Advocast for the purchase of 250,000 shares of Class A common stock at an exercise price of $0.33 per share in return for a perpetual, fully paid-up, nonexclusive license to certain technology developed by Advocast for Internet speech applications. The warrants were valued at $62,500 using the Black-Scholes option valuation model and were recorded as product development costs at the date of the transaction. Fonix has no further obligation to provide funding, management consultation and development services or technology to Advocast.

10.  PRODUCT DEVELOPMENT AND RESEARCH

IMC2 - In March 1998, the Company entered into a professional services agreement with IMC2 Corporation ("IMC2"), a research and development entity, to assist in the continuing development of specific automated speech recognition technologies. The professional services agreement was for a term of 36 months and required the Company to make monthly payments of $22,000. The original term of the agreement expired in February 2001, but has been extended on a month-to-month basis. Under the terms of the agreement, the Company expended a total of $169,000 in the six-month period ended June 30, 2001 and $132,000 in the six-month period ended June 30, 2000.

11. LITIGATION

On August 28, 1998, John R. Clarke and Perpetual Growth Fund, a company affiliated with Clarke, commenced an action against Fonix in the Federal District Court for the Southern District of New York. Clarke and Perpetual Growth asserted claims for breach of contract relating to certain financing received by the Company during 1998 and thereafter. Fonix filed a motion to dismiss based upon the court's lack of personal jurisdiction over Fonix. The court granted Fonix's motion to dismiss. Clarke and Perpetual Growth thereafter appealed the decision of the New York court to the United States Court of Appeals for the Second Circuit. The Court of Appeals affirmed the decision of the trial court. In the interim, Fonix filed a suit against Clarke and Perpetual Growth in the Federal District Court for the Central District of Utah seeking a declaratory judgment that it did not owe any money to Clarke and Perpetual Growth. The case was tried in the Utah federal district court in March 2001, after which the court ruled in favor of Fonix and determined that Clarke and Perpetual Growth had no claims for "trailing fees" with regard to the financings which were the subject of the suit. Clarke and Perpetual Growth have appealed the decision of the Utah federal district court to the United States Court of Appeals for the Tenth Circuit. The Company believes that the claims of Clarke and Perpetual Growth are without merit and will continue to vigorously oppose those claims.

12. KOREAN OPERATIONS

In April 2001, Fonix began doing business in South Korea through a wholly-owned subsidiary known as Fonix Korea, Sales Group, Ltd. ("Fonix Korea"). Fonix Korea sells and markets Fonix products and solutions in the embedded and server-based markets to Korean manufacturers of microprocessor chips and consumer electronics, and through value-added resellers for retail distribution. The operations of Fonix Korea since inception are included in the accompanying condensed consolidated financial statements.

13. SUBSEQUENT EVENT

On July 18, 2001, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the authorized capital stock of the Company from 300,000,000 to 500,000,000 shares of common stock.

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

Overview

Since inception, the Company has devoted substantially all of its resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other intelligent devices. In 2001, the Company continued a transition of its strategic focus from technology research, development and acquisition into marketing, sales, and product delivery. The transition continues while the Company works to upgrade its technology to maintain distinct competitive advantages.

As markets for natural-user interface ("NUI") technologies expand, the demand for rapid development of quality solutions and applications increases. The Company has responded to these increasing demands through release and development of Fonix Accelerated Application Solutions Technologies ("FAAST"), a proprietary development framework. FAAST provides developers with a speech application framework that facilitates rapid development of NUI applications that can be integrated quickly and efficiently into products. FAAST has been released in versions for both server-based and embedded markets. The FAAST development framework is recognized by the Company's customers as a key ingredient to the successful launch of speech solutions.

Fonix will focus marketing and product delivery efforts through a partner program that will be introduced in the third quarter of 2001. The "Powered by Fonix" partner program is designed to assist the Company's channel partners in adopting and integrating FAAST and Fonix NUI technologies. This program will offer distinct advantages to Fonix developer, reseller and corporate partners.

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

Results of Operations

Three months ended June 30, 2001, compared with three months ended June 30, 2000

During the three months ended June 30, 2001, the Company recorded revenues of $107,568, reflecting a decrease of $36,257 from the same period in the previous year. Revenues in 2001 and 2000 were generated through sales and licensing of Fonix products and technologies and engineering fees.

Selling, general and administrative expenses were $3,306,801 and $2,455,315 for the three months ended June 30, 2001 and 2000, respectively. The increase of $851,486 is primarily the result of $863,512 in compensation-related expenses related to strengthening the Company's sales and marketing efforts with senior personnel in the United States and a new sales group in Korea, and $135,748 in travel-related expense and $102,050 in promotion and advertising expenses, both related to increased sales and marketing efforts in the United States and Korea. Further increases of $117,911 were incurred in legal and other professional fees in connection with corporate expansion activities, securities registration filings and litigation. These increases were offset by decreases of $312,500 in consulting expenses and $44,436 in other operating expenses.

Product development and research expenses were $2,483,627 and $1,478,362 for the three months ended June 30, 2001 and 2000, respectively. The increase of $1,005,265 resulted primarily from an increase of $661,529 in compensation-related expenses related to product application and development activities and $275,768 in consulting and outside service expenses incurred in development of product applications and solutions using the Company's NUI technologies.

Net other expenses were $46,820 and $377,520 for the three months ended June 30, 2001 and 2000, respectively. The decrease results primarily from interest expense incurred in connection with capital financing activities in 2000 that were not incurred in 2001.

The Company recognized equity in loss of affiliate of $194,427 resulting from its investment in Audium Corporation which is accounted for using the equity method.

Six months ended June 30, 2001, compared with six months ended June 30, 2000

During the six months ended June 30, 2001, the Company recorded revenues of $240,281, reflecting an increase of $40,009 over the same period in the previous year. Revenues in 2001 and 2000 were generated through sales and licensing of Fonix products and technologies and engineering fees.

Selling, general and administrative expenses were $5,453,702 and $5,793,921 for the six months ended June 30, 2001 and 2000, respectively. The decrease of $340,219 results primarily from certain non-cash expenses incurred in 2000 that were not repeated in 2001, including compensation-related expenses of $816,667 related to the exercise of stock appreciation rights and revaluation of options previously granted, consulting expenses of $1,279,156 related to the issuance of warrants to consultants and advisors and $293,778 in other operating expenses incurred in activities related to equity financing transactions. Exclusive of these non-recurring, non-cash charges, selling, general and administrative expenses actually increased by $2,049,382 over 2000. This increase resulted primarily from increases of $1,279,853 in compensation-related expenses related to strengthening the Company's sales and marketing efforts with senior personnel in the United States and a new sales group in Korea, and $336,200 in travel-related expense and $137,413 in promotion and advertising expenses, both related to increased strategic development and sales and marketing efforts in the United States and Korea. Further increases of $230,540 were incurred in legal and other professional fees in connection with corporate expansion activities, securities registration filings and litigation.

Product development and research expenses were $4,139,276 and $2,929,120 for the six months ended June 30, 2001 and 2000, respectively. The increase of $1,210,156 resulted primarily from an increase of $1,048,282 in compensation-related expenses related to product application and development activities and $115,223 in consulting and outside service expenses incurred in development of product applications and solutions using the Company's NUI technologies.

Net other expenses were $11,464 and $379,648 for the six months ended June 30, 2001 and 2000, respectively. The decrease results primarily from interest expense incurred in connection with capital financing activities in 2000 that were not incurred in 2001.

The Company recognized equity in loss of affiliate of $194,427 resulting from its investment in Audium Corporation which is accounted for using the equity method.

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

The Company had negative working capital of $5,794,142 at June 30, 2001, compared to positive working capital of $180,356 at December 31, 2000. Current assets decreased by $2,542,303 to $1,209,407 from December 31, 2000, to June 30, 2001. Current liabilities increased by $3,432,195 to $7,004,049 during the same period. The decrease in working capital from December 31, 2000 to June 30, 2001, was primarily attributable to two significant events: issuance of a note payable in connection with the purchase of Audium Preferred Stock and release of funds held in escrow. The funds released from escrow were subsequently used in operations during the six months ended June 30, 2001. The timing of payments on operating obligations and receipts of funding under the Company's equity line of credit also contributed to the decline in working capital. Total assets were $16,809,622 at June 30, 2001, compared to $17,517,373 at December 31, 2000.

Note Receivable from Affiliate

In connection with a collaboration agreement with Audium Corporation ("Audium"), in February 2001, Fonix advanced $200,000 to Audium as a bridge loan. The loan bore interest at a rate of 12 percent per year, was due on or before February 28, 2003, and was convertible into shares of Audium Series A Convertible Preferred Stock ("Audium Preferred Stock"). Effective April 11, 2001, the bridge loan, accrued interest of $2,400 and an additional advance of $197,600, which was disbursed to Audium on May 1, 2001, were aggregated into a new note. The new note in the principal amount of $400,000 (the "Audium Note") bears interest at five percent per annum and has a term of four years. The Audium Note is convertible into shares of Audium Preferred Stock at a price of $1.46 per share in the event of (i) Audium raising an additional $2,000,000 prior to October 6, 2002, (ii) Audium's merger or consolidation, (iii) a qualified public offering of Audium common stock, (iv) an event of default under a note payable from Fonix (see Fonix Note below), or (v) Audium's aggregate gross revenues for the months of July, August and September 2002 exceed $750,000. The Audium Note is secured by Audium's intellectual property. Further, at the closing, Audium granted Fonix a fully-paid, world-wide, non-exclusive license to Audium's software to make, manufacture, and use the software and any derivative works if Audium declares bankruptcy or ceases to do business.

Management determined that a 12 percent annual interest rate better reflects the risk characteristics of the Audium Note. Accordingly, interest has been imputed at 12 percent and the Audium Note has been recorded at its present value of approximately $302,909. For the three months and six months ended June 30, 2001, the Company recorded interest income of $8,067, including contractual and imputed interest.

Note Payable to Affiliate

On April 11, 2001, the Company closed a stock purchase agreement with Audium, wherein Fonix agreed to purchase up to $2,800,000 of Audium Preferred Stock at a price of $1.46 per share. At closing, Fonix paid $200,000 in cash, and gave Audium a note (the "Fonix Note") for the remaining $2,600,000, payable in 13 monthly installments of $200,000 beginning on June 1, 2001. The Fonix Note bears no interest unless an event of default occurs, in which case the Fonix Note will bear interest at 12 percent per year.

Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent and the Company recorded a present value of $2,426,748 for the note payable. For the three months and six months ended June 30, 2001, the Company recorded interest expense of $63,364 related to this note.

At closing, Audium issued 14 share certificates, each for 136,986 shares of Audium Preferred Stock to Fonix, and delivered one certificate for 136,986 shares in exchange for the initial payment of $200,000. The remaining certificates are held by Audium as collateral for the Fonix Note under the terms of a security agreement. For each monthly payment of $200,000, Audium will release to Fonix one certificate for 136,986 shares of Audium Preferred Stock.

Subsequent to June 30, 2001, two monthly payments of $200,000 were made on the Fonix Note and Audium released two certificates for 136,986 shares of Audium Preferred Stock to Fonix.

Investment in Affiliate

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

Beginning April 11, 2001, Fonix accounted for its investment in Audium using the equity method of accounting. Accordingly, the Company recognized a loss of $194,427 in its 2001 condensed consolidated statements of operations related to Audium's net loss for the period from April 11, 2001 through June 30, 2001 and the difference between the purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit amortized on a straight-line basis over a period of eight years.

Preferred Stock

During the six months ended June 30, 2001, 164,500 shares of Series D convertible preferred stock and related accrued dividends were converted into 13,978,440 shares of Class A common stock. As of June 30, 2001, there are no shares of Series D preferred stock outstanding.

During the six months ended June 30, 2001, 6,073 shares of Series F convertible preferred stock and related accrued dividends were converted into 519,067 shares of Class A common stock. As of June 30, 2001, there are no shares of Series F preferred stock outstanding.

Equity Lines of Credit

During the six months ended June 30, 2001, draws against the initial equity line of credit in the amount of $4,010,000 were converted into 9,932,780 shares of Class A common stock. As of August 6, 2001, $4,516,492 remains available to be drawn on the Equity Line.

On April 6, 2001, the Company entered into a second equity line agreement (the "Second Equity Line") with the same investor as the initial equity line ("Equity Line Investor"). Under the Second Equity Line, the Company has the right to draw against an equity line of credit up to $20 million under terms that are substantially identical to the terms of the initial Equity Line.

From the inception of the Second Equity Line through June 30, 2001, draws taken under the Second Equity Line amounted to $2,925,000 and were converted to 9,703,300 shares of Class A common stock. Subsequent to June 30, 2001, additional draws amounting to $3,050,000 were converted into 15,770,466 shares of Class A common stock. As of August 6, 2001, $14,025,000 remains available to be drawn on the Second Equity Line.

Stock Options

During the six months ended June 30, 2001, the Company granted options to purchase 2,206,450 shares of Class A common stock at exercise prices ranging from $0.29 to $0.73 per share. Of the options granted during this six- month period, 225,000 vest immediately, and the balance of 1,981,450 vest over the three years following issuance. If not exercised, all options expire within ten years from the date of grant. As of June 30, 2001, the Company had options to purchase 21,891,150 shares of Class A common stock outstanding.

The Company's option plans provide for stock appreciation rights that allow the grantee to receive shares of the Company's Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of the Company's stock at the date of exercise. As of June 30, 2001, there are options to purchase 516,339 shares of Class A common stock outstanding which provide for stock appreciation rights. Of these options, 126,669 have an exercise price of $6.50 per share, 13,000 have an exercise price of $3.66 per share and 376,671 have an exercise price of $1.00 per share.

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

                                     Outlook

The Company's objective is for its ASR, TTS and handwriting technologies and FAAST products to become the platform for the next generation of NUI applications and products. Most speech recognition products offered by other companies are based on technologies that are largely in the public domain and represent nothing particularly "new" or creative. The Fonix core technologies and products are based on proprietary, patented technology. Management believes the Company's NUI technologies provide a superior competitive advantage compared to other technologies available in the marketplace. In order to accomplish this objective, the Company intends to proceed as follows:

         Substantially Increase Marketing and Sales Activities. The Company continues to hire additional sales and marketing personnel, both domestically and internationally, who will focus on the server-based and embedded markets. To address global opportunities, the Company will continue to develop or acquire additional NUI products and technologies for foreign languages and dialects. The Company will also make a significant investment in the "Powered by Fonix" Partner Program in order to build sales and marketing opportunities with software developers, resellers and corporate partners.

         Expand Strategic Relationships. The Company has a number of strategic collaboration and marketing arrangements with developers and VARs. The Company intends to expand such relationships and add additional similar relationships, specifically in the mobile communications, PDA, IVR and Internet portal markets. Because FAAST is increasingly recognized as a dynamic development platform, the Company expects FAAST to be the product around which many of these relationships are structured. Further, when the Company is able to identify "first mover" NUI applications in which it can integrate its core technologies, the Company intends to investigate investment opportunities to obtain preferred or priority collaboration rights.

         Continue to Develop and Enhance the Core Technologies. The Company plans to continue to invest significant resources in the development and acquisition of NUI technologies, developer tools and development frameworks in order to maintain its competitive advantages.

As the Company proceeds to implement its strategy and to reach its objectives, the Company anticipates further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments. The strategy the Company has adopted has significant risk and stockholders and others interested in Fonix and the Company's Class A common stock should carefully consider the risks set forth under the heading "Certain Significant Risk Factors" in the Company's 2000 Annual Report on Form 10-K, Item 1, Part I.



                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On August 28, 1998, John R. Clarke and Perpetual Growth Fund, a company affiliated with Clarke, commenced an action against Fonix in the Federal District Court for the Southern District of New York. Clarke and Perpetual Growth asserted claims for breach of contract relating to certain financing received by the Company during 1998 and thereafter. Fonix filed a motion to dismiss based upon the court's lack of personal jurisdiction over Fonix. The court granted Fonix's motion to dismiss. Clarke and Perpetual Growth thereafter appealed the decision of the New York court to the United States Court of Appeals for the Second Circuit. The Court of Appeals affirmed the decision of the trial court. In the interim, Fonix filed a suit against Clarke and Perpetual Growth in the Federal District Court for the Central District of Utah seeking a declaratory judgment that it did not owe any money to Clarke and Perpetual Growth. The case was tried in the Utah federal district court in March 2001, after which the court ruled in favor of Fonix and determined that Clarke and Perpetual Growth had no claims for "trailing fees" with regard to the financings which were the subject of the suit. Clarke and Perpetual Growth have appealed the decision of the Utah federal district court to the United States Court of Appeals for the Tenth Circuit. The Company believes that the claims of Clarke and Perpetual Growth are without merit and will continue to vigorously oppose those claims.

Item 2.  Changes in Securities

c. Unregistered sales of equity securities during the quarter (other than in reliance on Regulation S).

Recent Sales of Unregistered Securities. During the three months ended June 30, 2001, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "1933 Act"), other than unregistered sales in reliance on Regulation S under the Act, as follows:

         Between April 1, 2001 and June 30, 2001, in connection with the Equity Line Agreement, the Company received $1,000,000 in funds drawn under the Equity Line Agreement and issued 3,161,835 shares of Class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were registered under a registration statement on Form S-2 which was declared effective September 5, 2000 and amended and declared effective April 25, 2001.

         Between April 1, 2001 and June 30, 2001, in connection with the Second Equity Line Agreement, the Company received $2,925,000 in funds drawn under the Equity Line Agreement and issued 9,703,300 shares of Class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under a registration statement on Form S-2 which was declared effective May 22, 2001.

         Subsequent to June 30, 2001, in connection with the Second Equity Line Agreement, the Company received $3,050,000 in funds drawn under the Equity Line Agreement and issued 15,770,466 shares of Class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under a registration statement on Form S-2 which was declared effective May 22, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

To date, all of the Company's recognized revenues have been denominated in United States dollars and primarily from customers in the United States, and its exposure to foreign currency exchange rate changes has been insignificant. The Company expects, however, that future product license and services revenue may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, operating results may become subject to significant fluctuations based upon changes in the exchange rate of certain currencies in relation to the U.S. dollar. Furthermore, to the extent that the Company engages in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. Although the Company will continue to monitor its exposure to currency fluctuations, it cannot assure that exchange rate fluctuations will not adversely affect financial results in the future.

Item 4.  Submission of Matters to a Vote of Security Holders

On July 18, 2001, the Company held its Annual Meeting of Shareholders in Salt Lake City, Utah. The record date for the meeting was June 14, 2001, on which date there were 219,569,513 shares of the Company's Class A common stock outstanding.

The first matter voted upon at the meeting was the election of directors. The following directors were elected:


                                           SHARES                     SHARES
DIRECTOR                              VOTED IN FAVOR               VOTED AGAINST
--------                              --------------               -------------
Thomas A. Murdock                       166,729,551                  2,643,424
Roger D. Dudley                         166,683,380                  2,689,595
John A. Oberteuffer, Ph.D               167,239,336                  2,133,639
William A. Maasberg, Jr.                167,229,061                  2,143,914
Mark S. Tanner                          166,899,913                  2,473,062

The second matter voted upon at the meeting was the approval of Arthur Andersen LLP as independent auditors for the Company. The results of the voting were 168,253,560 shares in favor, 835,205 shares against, and 284,210 shares withheld or abstaining.

The third matter voted upon at the meeting was the approval of a proposed amendment to the Company's Certificate of Incorporation to increase the authorized capital stock of the Company to include 500,000,000 shares of Class A Common Stock. The results of the voting were 162,266,907 shares in favor, 6,663,363 shares against, and 442,705 shares withheld or abstaining.

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

         (10)(xxxii)       Series F Convertible Preferred Stock Purchase Agreement, Among Fonix Corporation,
                           Sovereign Partners, LP, Dominion Capital Fund, LTD., Dominion Investment Fund,
                           LLC, Canadian Advantage, L.P., and Queen LLC, dated as of February 1, 2000

         (10)              (xxxiii) Amended and Restated Series F Convertible
                           Preferred Stock Purchase Agreement among Fonix
                           Corporation and the investors identified therein dated May 22, 2000, which is incorporated by reference from the Company's Rule 424(b) Registration
                           Statement on Form S-2, filed with the Commission on June 16, 2000 (therein designated as Exhibit 99.3)

         (10)              (xxxiv) Equity Line Agreement between Fonix
                           Corporation and Queen LLC, dated August 8, 2000, which is incorporated by reference from the Company's
                           Registration Statement on Form S-2, filed with the Commission on August 10, 2000 (therein designated as
                           Exhibit 99.4)

         (10)(xxxv)        Audium Stock Purchase Agreement between Fonix Corporation and Audium
                           Corporation, dated as of April 5, 2001, filed with the Commission on April 17, 2001

         (10)(xxxvi)       Certificate of Designation of Audium Series A Preferred Stock, filed with the





                           Commission on April 17, 2001.

         (10)(xxxvii)      Form of Promissory Note from Fonix Corporation to
                           Audium Corporation for $2,600,000, dated as of April
                           5, 2001, filed with the Commission on April 17, 2001.

         (10)(xxxviii)     Security Agreement between Fonix Corporation as the
                           Debtor and Audium Corporation as the Secured Party,
                           dated as of April 5, 2001, filed with the Commission
                           on April 17, 2001.

         (10)(xxxix)       Registration Rights Agreement between Fonix
                           Corporation and Audium Corporation, dated as of April
                           5, 2001, filed with the Commission on April 17, 2001.

         (10)(xl)          Security Agreement between Audium Corporation as the Debtor and Fonix Corporation
                           as the Secured Party, dated as of April 5, 2001, filed with the Commission on April 17,
                           2001.

         (10)(xli)         Form of Promissory Note from Audium Corporation to Fonix Corporation for $400,000, filed with the Commission on April 17, 2001.

         (10)(xlii)        License Agreement between Fonix Corporation and Audium Corporation, dated as of
                           April 5, 2001, filed with the Commission on April 17, 2001.

         (10)(xliii)       Second Private Equity Line Agreement between Fonix
                           Corporation and Queen LLC, dated April 6, 2001, filed with the Commission on April 17, 2001.

         (10)(xliv)        Registration Rights Agreement between Fonix Corporation and Queen LLC, dated April
                           6, 2001, filed with the Commission on April 17, 2001.


(B) Reports filed on Form 8-K during the three-month period ended June 30, 2001:

On April 17, 2001, the Company filed a Current Report on Form 8-K to announce the purchase of Audium Preferred Stock, effective April 11, 2001, and the execution of the Second Equity Line Agreement, effective April 6, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Fonix Corporation



Date:          August 7, 2001          /s/ Roger D. Dudley
     -------------------------       ------------------------------------------
                                     Roger D. Dudley, Executive Vice President,
                                     Chief Financial Officer