Form 10-Q
period 2001-09-30
FONIX CORP
filed 2001-11-14
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ___________________.

                         Commission file number 0-23862

                                Fonix Corporation
             (Exact name of registrant as specified in its charter)

                               Delaware 22-2994719
          (State of Incorporation) (I.R.S. Employer Identification No.)


                        185 West Election Road, Suite 200
                                Draper, UT 84020
          (Address of principal executive offices, including zip code)


                                 (801) 553-6600
                                 --------------
              (Registrant's telephone number, including area code)


                     60 East South Temple Street, Suite 1225
                           Salt Lake City, Utah 84111
                           --------------------------
                                (Former address)



            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   or No
    ------     -------

            As of November 13, 2001, 315,957,821 shares of Class A voting common stock, par value $0.0001 per share, were outstanding.

                                FONIX CORPORATION
                                    FORM 10-Q



                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                  Page

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets (Unaudited) - As of September 30, 2001
            and December 31, 2000                                                                   2

            Condensed Consolidated Statements of Operations (Unaudited) for the Three
            and Nine Months Ended September 30, 2001 and 2000                                       3

            Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine
            Months Ended September 30, 2001 and 2000                                                4

            Notes to Condensed Consolidated Financial Statements (Unaudited)                        6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations  13


                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                                      18

Item 2.     Changes in Securities                                                                  18

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                             18

Item 4.     Submission of Matters to a Vote of Security Holders                                    19

Item 6.     Exhibits and Reports on Form 8-K                                                       19

                                Fonix Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS
                                                                                                    September 30,     December 31,
                                                                                                        2001             2000
                                                                                                   ---------------  ---------------
Current assets:
      Cash and cash equivalents                                                                    $      880,701   $    1,413,627
      Funds held in escrow                                                                                      -        2,151,006
      Accounts receivable, net of allowance for doubtful accounts of $0 and $20,000, respectively         187,877          131,872
      Prepaid expenses and other current assets                                                           152,483           55,705
      Convertible notes receivable                                                                        150,000                -
      Inventory                                                                                            66,745                -
                                                                                                   ---------------  ---------------

           Total current assets                                                                         1,437,806        3,752,210

Note receivable from affiliate, net of unamortized discount of $82,208                                    317,792                -

Property and equipment, net of accumulated depreciation of $1,724,456 and $1,445,288, respectively        987,799          718,711

Investment in affiliate                                                                                 2,229,590                -

Intangible assets, net of accumulated amortization of $8,691,276 and $6,850,286, respectively          11,100,774       12,941,764

Other assets                                                                                              123,332          104,688
                                                                                                   ---------------  ----------------

           Total assets                                                                            $    16,197,093  $   17,517,373
                                                                                                   ===============  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Note payable to affiliate, net of unamortized discount of $69,716                            $    1,838,980   $            -
      Notes payable - related parties                                                                      77,625           77,625
      Accounts payable                                                                                  1,162,321          655,352
      Accrued liabilities                                                                               1,333,695          553,448
      Accrued liabilities - related parties                                                             1,476,633        1,564,133
      Deferred revenues                                                                                 1,074,171          677,071
      Capital lease obligation - current portion                                                           31,239           44,225
                                                                                                   ---------------  ---------------

           Total current liabilities                                                                    6,994,664        3,571,854

Capital lease obligation, less current portion                                                                  -           19,767
                                                                                                   ---------------  ---------------

           Total liabilities                                                                            6,994,664        3,591,621
                                                                                                   ---------------  ---------------

Commitments and contingencies (Notes 1, 4, 5 and 12)

Stockholders' equity:
      Preferred stock, $0.0001 par value; 50,000,000 shares authorized - Series
           A, convertible; 166,667 shares outstanding
                (aggregate liquidation preference of $6,055,012 at September 30, 2001)                    500,000          500,000
           Series D, 4% cumulative convertible; 164,500 shares outstanding in 2000                              -        4,288,178
           Series F, 6% cumulative convertible; 6,073 shares outstanding in 2000                                -          112,438
      Common stock, $0.0001 par value; 300,000,000 shares authorized -
           Class A voting,  273,375,530 and 191,296,988 shares outstanding, respectively                   27,338           19,130
           Class B non-voting, no shares outstanding                                                            -                -
      Additional paid-in capital                                                                      165,489,690      148,904,860
      Outstanding warrants to purchase Class A common stock                                             2,982,400        3,141,430
      Deferred consulting expense                                                                         (23,333)               -
      Cumulative translation adjustment                                                                      (376)               -
      Accumulated deficit                                                                            (159,773,290)    (143,040,284)
                                                                                                   ---------------  ---------------

           Total stockholders' equity                                                                   9,202,429       13,925,752
                                                                                                   ---------------  ---------------

           Total liabilities and stockholders' equity                                              $   16,197,093   $   17,517,373
                                                                                                   ===============  ===============

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                            Three Months Ended                  Nine Months Ended
                                                               September 30,                      September 30,
                                                       ------------------------------     ------------------------------
                                                           2001            2000                2001           2000
                                                       -------------- ---------------     --------------- --------------

Revenues                                               $     265,646  $      172,222      $      505,927  $     372,494
Cost of revenues                                              86,130           6,856             105,651         13,455
                                                       -------------- ---------------     --------------- --------------

     Gross margin                                            179,516         165,366             400,276        359,039
                                                       -------------- ---------------     --------------- --------------

Expenses:
     Selling, general and administrative                   3,068,307       3,050,235           8,522,008      8,844,156
     Product development and research                      2,196,362       1,406,949           6,335,639      4,336,069
     Amortization of intangible assets                       607,136         607,136           1,821,409      1,821,409
     Purchased in-process research and development                 -               -                   -        474,000
                                                       -------------- ---------------     --------------- --------------

         Total expenses                                    5,871,805       5,064,320          16,679,056     15,475,634
                                                       -------------- ---------------     --------------- --------------

Loss from operations                                      (5,692,289)     (4,898,954)        (16,278,780)   (15,116,595)
                                                       -------------- ---------------     --------------- --------------

Other income (expense):
     Interest income                                           8,065          35,134              65,589         98,371
     Interest expense                                        (60,228)     (3,617,249)           (129,216)    (4,097,989)
     Other                                                         -          29,631                   -         67,486
                                                       -------------- ---------------     --------------- --------------

         Total other expense, net                            (52,163)     (3,552,484)            (63,627)    (3,932,132)
                                                       -------------- ---------------     --------------- --------------

Loss before equity in net loss of affiliate and
     extraordinary item                                   (5,744,452)     (8,451,438)        (16,342,407)   (19,048,727)

Equity in net loss of affiliate                             (186,891)              -            (381,318)             -
                                                       -------------- ---------------     --------------- --------------

Loss before extraordinary item                            (5,931,343)     (8,451,438)        (16,723,725)   (19,048,727)

Extraordinary gain - forgiveness of debt                           -               -                   -         78,864
                                                       -------------- ---------------     --------------- --------------

Net loss                                                  (5,931,343)     (8,451,438)        (16,723,725)   (18,969,863)

Other comprehensive income (loss) - foreign
     currency translation                                      1,672               -                (376)             -
                                                       -------------- ---------------     --------------- --------------

Comprehensive loss                                     $  (5,929,671) $   (8,451,438)     $  (16,724,101) $ (18,969,863)
                                                       ============== ===============     =============== ==============



Basic and diluted net loss per common share            $       (0.02) $        (0.05)     $        (0.08) $       (0.14)
                                                       ============== ===============     =============== ==============

                               Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                           Nine Months Ended
                                                                             September 30,
                                                                    ---------------------------------
                                                                        2001               2000
                                                                    --------------     --------------
Cash flows from operating activities:
      Net loss                                                      $ (16,723,725)     $ (18,969,863)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
         Issuance of common stock for services                                  -          1,328,100
         Non-cash expense related to issuance of debentures,
           warrants, preferred and common stock                            62,500          5,286,411
         Non-cash compensation expense related to issuance
           of stock options                                                10,027            842,856
         Accretion of discount on note receivable from affiliate          (14,883)                 -
         Accretion of discount on note payable to affiliate               119,977                  -
         Loss on disposal of property and equipment                           453                  -
         Depreciation and amortization                                  2,145,750          2,339,005
         Equity in net loss of affiliate                                  381,318                  -
         Extraordinary gain on forgiveness of debt                              -            (78,864)
         Changes in assets and liabilities:
           Accounts receivable                                            (56,005)           130,275
           Interest and other receivables                                       -             (5,135)
           Inventory                                                      (66,745)             1,546
           Prepaid expenses and other assets                              (96,778)          (131,945)
           Cash held in escrow                                          2,151,006            (82,075)
           Other assets                                                   (18,644)               883
           Accounts payable                                               506,969           (457,504)
           Accrued liabilities                                            763,342            181,609
           Accrued liabilities - related party                            (87,500)          (187,501)
           Income taxes payable                                                 -            (27,606)
           Deferred revenues                                              397,100            549,071
           Cumulative foreign currency translation adjustment                (376)                 -
                                                                    --------------     --------------

         Net cash used in operating activities                        (10,526,214)        (9,280,737)
                                                                    --------------     --------------

Cash flows from investing activities:
      Purchase of property and equipment                                 (574,701)          (141,160)
      Proceeds from sale of property and equipment                            400                  -
      Issuance of note receivable to affiliate                           (302,909)                 -
      Investment in affiliate                                            (200,000)                 -
      Convertible notes receivable                                       (150,000)                 -
                                                                    --------------     --------------

         Net cash used in investing activities                         (1,227,210)          (141,160)
                                                                    --------------     --------------

Cash flows from financing activities:
      Proceeds from sale of Class A common stock, net                  11,918,450                  -
      Proceeds from convertible promissory note and advances                    -          7,500,000
      Payments on note payable to affiliate                              (675,000)                 -
      Principal payments on capital lease obligation                      (32,753)           (28,312)
      Proceeds from exercise of stock options                               9,801            327,793
      Proceeds from exercise of warrants                                        -            278,000
      Proceeds from sale of preferred stock, net                                -          1,750,000
                                                                    --------------     --------------

         Net cash provided by financing activities                     11,220,498          9,827,481
                                                                    --------------     --------------

Net (decrease) increase in cash and cash equivalents                     (532,926)           405,584

Cash and cash equivalents at beginning of period                        1,413,627            232,152
                                                                    --------------     --------------

Cash and cash equivalents at end of period                          $     880,701      $     637,736
                                                                    ==============     ==============

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               ------------------------------------
Supplemental Disclosure of Cash Flow Information:                                    2001               2000
                                                                               ------------------ -----------------

       Cash paid during the period for interest                                $         123,700  $         41,164
       Cash paid during the period for income taxes                                            -            27,606

Supplemental Schedule of Non-cash Investing and Financing Activities:

       For the Nine Months Ended September 30, 2001:

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

         Principal of $5,538,085 from the convertible promissory note and $87,582 of interest were converted into 7,709,138 shares of Class A common stock.

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

         1,250,000 shares of Class A common stock were issued to an unrelated party for consulting fees valued at $1,328,100.

         Preferred dividends of $514,800 were accrued relating to the liquidation damage provision of the Series D preferred stock.

         612,069 shares of Class A common stock, valued at $688,578, were issued as payment of $394,800 for liquidation damages and a fee of $213,778 for the revision of certain terms of the preferred stock agreement.

         Interest expense of $3,546,083 was recorded related to the beneficial conversion feature on the equity line of credit.

         Equipment was acquired under the terms of a capital lease obligation in the amount of $92,174.

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

Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2001 and June 30, 2001.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. At September 30, 2001 and 2000, there were outstanding common stock equivalents to purchase 22,750,815 and 30,530,110 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and nine months ended September 30, 2001 and 2000:

                                                                                    Three Months Ended September 30,
                                                                                    --------------------------------
                                                                                   2001                          2000
                                                                        ---------------------------      ------------------------
                                                                                           Per Share                    Per Share
                                                                             Amount         Amount       Amount          Amount
Net loss                                                                $ (5,931,343)                    $ (8,451,438)
Preferred stock dividends                                                         --                          (76,236)
                                                                        -------------                    -------------
Net loss attributable to common stockholders                            $ (5,931,343)       $(0.02)      $ (8,527,674)    $(0.05)
                                                                        =============       =======      =============    =======
Weighted average common shares
outstanding                                                              239,108,716                      165,210,595
                                                                        =============                    =============

                                                                                    Nine Months Ended September 30,

                                                                                   2001                          2000
                                                                        ---------------------------      ------------------------
                                                                                           Per Share                    Per Share
                                                                             Amount         Amount       Amount          Amount
Net loss before extraordinary item                                      $(16,723,725)                    $(19,048,727)
Preferred stock dividends                                                     (9,281)                      (3,424,302)
                                                                        -------------                    -------------
Net loss attributable to common stockholders
before extraordinary item                                                (16,733,006)       $(0.08)       (22,473,029)    $(0.14)
Extraordinary item, net of income taxes                                           --            --             78,864         --
                                                                        -------------       -------      -------------    -------
Net loss attributable to common stockholders                            $(16,733,006)       $(0.08)      $(22,394,165)    $(0.14)
                                                                        =============       =======      =============    =======
Weighted average common shares
outstanding                                                              218,225,768                      157,181,840
                                                                        =============                    =============


Imputed Interest Expense and Income- Interest is imputed on long-term debt obligations and notes receivable where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics (see Note 3).

Inventory - Inventory, consisting primarily of retail products, is stated at the lower of cost (first-in, first-out method) or market value.

Foreign Currency Translation - The functional currency of the Company's Korean subsidiary is the South Korean won. Consequently, assets and liabilities of the Korean operations are translated into United States dollars using current exchange rates at the end of the period. All revenue is invoiced in South Korean won and revenues and expenses are translated into United States dollars using weighted-average exchange rates for the period.

Comprehensive Loss - Accumulated and other comprehensive income and loss presented in the accompanying condensed consolidated financial statements consist of cumulative foreign currency translation adjustments. The Company had no items of comprehensive loss prior to April 1, 2001.

Recently Enacted Accounting Standards - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the "pooling-of-interests" method of accounting for acquisitions and requires separate accounting for certain intangibles acquired in such transactions. The application of this standard is not expected to have an impact on the Company's financial position and results of operations.

SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Accordingly, effective January 1, 2002, amortization of goodwill and intangible assets with indefinite lives will discontinue. Other intangible assets will continue to be amortized over their useful lives. The Company amortized $257,386 and $772,159 of goodwill for the three and nine months ended September 30, 2001, respectively.

Effective January 1, 2002, the Company will apply the requirements of SFAS No. 142, and management will perform an impairment test of goodwill and intangible assets with indefinite lives. The effect of the application of those requirements on the Company's financial position and results of operations has not been determined. Any transitional impairment loss will be recognized as a change in accounting principles.

In August 2001, the FASB issued SFAS No. 143 , "Accounting for Asset Retirement Obligations." This statement establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The application of these requirements is not expected to have a material effect on the Company's financial position and results of operations.

Reclassifications - Certain reclassifications have been made in the prior-period condensed consolidated financial statements to conform with the current-period presentation.

2. FUNDS IN ESCROW

On March 29, 2001, $2,000,000 plus interest of $176,092 accrued since September 1, 1999, was released from an escrow established in connection with the sale of the Company's HealthCare Solutions Group to Lernout & Hauspie Speech Products N.V.

3. CONVERTIBLE NOTES RECEIVABLE

Through September 30, 2001, the Company loaned $150,000 under the terms of two separate convertible promissory notes to an unrelated entity (the "Borrower") with whom the Company intends to engage in development activities. The notes are unsecured, bear interest at an annual rate of 7.5 percent and mature 120 days from the issuance date of each note. The notes are convertible at the option of the Company into common shares of the Borrower. Subsequent to September 30, 2001, the Company loaned $230,000 under the terms of three separate convertible promissory notes of similar terms to the Borrower.

4. INVESTMENT IN AFFILIATE

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

Note receivable from affiliate - In February 2001, in connection with the collaboration agreement, Fonix advanced $200,000 to Audium as a bridge loan. The loan bore interest at a rate of 12 percent per year, was due on or before February 28, 2003, and was convertible into shares of Audium Series A Convertible Preferred Stock ("Audium Preferred Stock"). Effective April 11, 2001, the bridge loan, together with accrued interest of $2,400 and an additional advance of $197,600 that was disbursed to Audium on May 1, 2001, were aggregated into a new note. The new note, with a principal amount of $400,000 (the "Audium Note"), bears interest at five percent per annum and has a term of four years. The Audium Note is convertible into shares of Audium Preferred Stock at a price of $1.46 per share in the event of (i) Audium raising an additional $2,000,000 prior to October 6, 2002, (ii) Audium's merger or consolidation,
(iii) a qualified public offering of Audium common stock, (iv) an event of default under a note payable from Fonix (see Fonix Note below), or (v) Audium's aggregate gross revenues for the months of January through June 2003 exceeding $1,000,000. The Audium Note is secured by Audium's intellectual property. Further, at closing, Audium granted Fonix a fully paid, worldwide, non-exclusive license to Audium's software to make, manufacture, and use the software and any derivative works if Audium declares bankruptcy or ceases to do business.

Management determined that a 12 percent annual interest rate better reflects the risk characteristics of the Audium Note. Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $302,909. For the three months and nine months ended September 30, 2001, the Company recorded interest income of $9,518 and 17,585, respectively, including contractual and imputed interest.

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

Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent and the Company recorded an original present value of $2,410,908 for the note payable. For the three and nine months ended September 30, 2001, the Company recorded interest expense of $57,348 and $119,977, respectively, related to this note.

At closing, Audium issued 14 share certificates, each for 136,986 shares of Audium Preferred Stock to Fonix, and delivered one certificate in exchange for the initial payment of $200,000. The remaining certificates are held by Audium as collateral for the Fonix Note under the terms of a security agreement. For each monthly payment of $200,000 or multiple payments which aggregate $200,000, Audium will release to Fonix one certificate for 136,986 shares of Audium Preferred Stock.

Through September 30, 2001, three payments of $200,000 were made on the Fonix Note and Audium released three certificates for 136,986 shares of Audium Preferred Stock. Effective October 1, 2001, the terms of the Fonix note were modified to reduce the monthly payments to the following amounts: $75,000 for September 2001, $100,000 for October 2001, $125,000 for November 2001, $150,000
for December 2001 and January 2002. Thereafter, monthly payments of $200,000 are scheduled through August 2002. No other terms of the original Fonix Note were affected by the modification. The modified payments for September, October and November were paid when due.

Investment in affiliate - Each share of Audium Preferred Stock is convertible into one share of Audium's common stock. Holders of Audium Preferred Stock are entitled to eight percent cumulative dividends, a liquidation preference in excess of the original purchase price plus any declared but unpaid dividends, anti-dilution rights, and voting rights equal to the corresponding number of common shares. The stock purchase agreement between Audium and Fonix also entitles Fonix to elect one member of Audium's board of directors. The Company also entered into a registration rights agreement with Audium which allows Fonix, after waiting 180 days after the closing of a qualified public offering by Audium, to request that Audium register the resale of the shares of common stock underlying the Audium Preferred Stock held by Fonix. Audium agreed to pay the expenses related to preparing and filing the registration statement. However, Fonix will be responsible for any brokers' commissions or other sales-related fees for any shares of common stock Fonix sells.

Beginning April 11, 2001, Fonix accounts for its investment in Audium using the equity method of accounting. Accordingly, the Company recognized a loss of $381,318 in its interim 2001 condensed consolidated statements of operations related to Audium's net loss for the period from April 11, 2001, through September 30, 2001, and the difference between the purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit amortized on a straight-line basis over a period of eight years.

5. INTANGIBLE ASSETS

Intangible assets consist of purchased core technology and goodwill arising from the acquisition of the Papyrus companies (collectively "Papyrus") and AcuVoice, Inc., and direct costs incurred by the Company in applying for patents covering its technologies. Amortization is computed on a straight-line basis over the estimated useful lives ranging from five to eight years. Total accumulated amortization was $8,691,276 and $6,850,286 at September 30, 2001 and December 31, 2000, respectively.

The carrying values of the Company's long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. If such an event occurred, the Company would project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset would not be recoverable, the carrying value would be reduced by the estimated excess of the carrying value over the projected discounted cash flows. As of September 30, 2001, management of the Company did not consider any of the Company's long-lived assets to be impaired. However, should the Company's marketing and sales plans not materialize in the near term, the realization of the Company's intangible assets could be severely and negatively impacted. The accompanying condensed consolidated financial statements have been prepared based on management's estimates of realizability, which estimates may change due to factors beyond the control of the Company.

6.  RELATED-PARTY NOTES PAYABLE

The Company had unsecured demand notes payable to former Papyrus stockholders in the aggregate amount of $77,625 outstanding as of September 30, 2001. During 2000, certain holders of these notes made demand for payment. The Company is attempting to negotiate a reduced payoff of these notes.

7.  PREFERRED STOCK

Series D Preferred Stock -During the nine months ended September 30, 2001, the remaining 164,500 shares of Series D Preferred Stock and related dividends were converted into 13,978,440 shares of Class A common stock.

Series F Preferred Stock - During the nine months ended September 30, 2001, the remaining 6,073 shares of Series F Preferred Stock and related dividends were converted into 519,067 shares of Class A common stock.

8. EQUITY LINES OF CREDIT

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

During the year ended December 31, 2000, draws under the Equity Line amounted to $3,973,508 and were converted to 12,492,680 shares of Class A common stock. During the nine months ended September 30, 2001, draws under the Equity Line amounted to $4,010,000 and were converted into 9,932,780 shares of Class A common stock. As of October 31, 2001, $4,516,492 remains available to be drawn on the Equity Line.

Second Equity Line of Credit - On April 6, 2001, the Company entered into a second equity line agreement (the "Second Equity Line") with the Equity Line Investor. Under the Second Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the initial Equity Line.

From the inception of the Second Equity Line through September 30, 2001, draws under the Second Equity Line amounted to $8,375,000 and were converted to 57,613,255 shares of Class A common stock. Subsequent to September 30, 2001, additional draws amounting to $3,550,000 were converted into 42,582,291 shares of Class A common stock. As of October 31, 2001, $8,075,000 remains available to be drawn on the Second Equity Line.

9.  COMMON STOCK AND STOCK OPTIONS

Authorized Common Shares - On July 18, 2001, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation to increase the authorized capital stock of the Company from 300,000,000 to 500,000,000 shares of common stock.

Class A Common Stock - During the nine months ended September 30, 2001, 82,043,542 shares of Class A common stock were issued in connection with conversions of preferred stock (see Note 7) and draws on the equity lines (see
Note 8). Also during the nine months ended September 30, 2001, 35,000 shares of Class A common stock were issued through exercise of stock options at an exercise price of $0.28 per share. No shares were issued as a result of exercise of stock appreciation rights or warrants during the same period.

Stock Options - During the nine months ended September 30, 2001, the Company granted options to purchase 3,110,450 shares of Class A common stock at exercise prices ranging from $0.12 to $0.73 per share. Of the options granted during this nine-month period, 225,000 vest immediately, and the balance of 2,885,450 vest over the three years following issuance. If not exercised, all options expire within ten years from the date of grant. As of September 30, 2001, the Company had options outstanding to purchase 19,509,148 shares of Class A common stock.

The Company's option plans provide for stock appreciation rights that allow the grantee to receive shares of the Company's Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of the Company's stock at the date of exercise. As of September 30, 2001, there are options to purchase 503,339 shares of Class A common stock outstanding which provide for stock appreciation rights. Of these options, 126,669 have an exercise price of $6.50 per share and 376,671 have an exercise price of $1.00 per share.

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

On November 25, 1998, Advocast issued 60,200 shares of Advocast Series A 6% convertible preferred stock ("Advocast Preferred Stock") to the Company and the chief executive officer of the Company became a director of Advocast.. The Advocast Preferred Stock, if converted to Advocast common stock, represented less than 20 percent of the total outstanding shares of Advocast voting common stock. Advocast is a development stage company with minimal operations and no market for its stock. As a result, there was substantial uncertainty as to the value of the Advocast Preferred Stock and the Company did not record a value for the Advocast shares in its consolidated financial statements.

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

On June 18, 2001, Fonix canceled the debenture, terminated the consulting agreement, agreed that Advocast could redeem the Advocast Preferred Stock owned by Fonix and issued warrants to Advocast for the purchase of 250,000 shares of Fonix Class A common stock at an exercise price of $0.33 per share in return for a perpetual, fully paid- up, nonexclusive license to certain technology developed by Advocast for Internet speech applications. The warrants were valued at $62,500 using the Black-Scholes option valuation model and were recorded as product development costs at the date of the transaction. Fonix has no further obligation to provide funding, management consultation and development services or technology to Advocast.

11.  PRODUCT DEVELOPMENT AND RESEARCH

IMC2 - In March 1998, the Company entered into a professional services agreement with IMC2 Corporation ("IMC2"), a research and development entity, to assist in the continuing development of specific automated speech recognition technologies. The professional services agreement was for a term of 36 months and required the Company to make monthly payments of $22,000. The original term of the agreement expired in February 2001, but has been extended on a month-to-month basis. Under the terms of the agreement, including additional payments made for work performed beyond the scope of the original agreement, the Company expended a total of $305,000 for the nine months ended September 30, 2001 and $198,000 for the nine months ended September 30, 2000.

12. LITIGATION

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

13. KOREAN OPERATIONS

In April 2001, Fonix began doing business in South Korea through a wholly owned subsidiary known as Fonix Korea, Sales Group, Ltd. ("Fonix Korea"). Fonix Korea sells and markets Fonix products and solutions in the embedded and server-based markets to Korean manufacturers of microprocessor chips and consumer electronics, and through value-added resellers for retail distribution. The operations of Fonix Korea since inception are included in the accompanying condensed consolidated financial statements.

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

Overview

Since inception, the Company has devoted substantially all of its resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics and other intelligent devices. Throughout 2001, the Company has continued a transition of its strategic focus from technology research, development and acquisition into marketing, sales and product delivery. The Company focuses marketing and sales efforts in consumer applications, mobile and wireless devices, and computer telephony and server solutions.

As markets for speech-enabled technologies expand, the demand for rapid development of quality solutions and applications increases. The Company has responded to these increasing demands through the release and development of the Fonix Accelerated Application Solutions Technologies ("FAAST"), a proprietary development middle-ware interface tool. FAAST provides developers with a speech application interface that facilitates rapid development of speech applications that can be integrated quickly and efficiently into products. FAAST has been released in versions for both server-based and embedded markets. The Company believes that the FAAST development interface is recognized by the Company's customers as a key ingredient to the successful launch of speech solutions.

Fonix now focuses marketing and sales of its technologies -- automated speech recognition ("ASR"), text-to-speech ("TTS") and handwriting recognition ("HWR") -- and solutions through:

     o Consumer Applications, which includes products such as iSpeak, TimeTalk, TimeTalk Alert and Pocket Navigator for personal computers and personal digital assistants. Consumer applications are sold through retail distribution channels. iSpeak became available in retail outlets such as CompUSA and Tiger Direct in October 2001.

     o Mobile and Wireless, which includes embedded applications and solutions for personal digital assistants, consumer electronics, cordless, cellular and smart phones and automotive telematics. Currently, embedded solutions have been delivered in OEM arrangements with KME Panasonic and Microsoft.

     o Computer Telephony and Server, which includes speech-enabled applications for customer response management ("CRM") applications, Internet voice portals and network system command and control applications. Solutions have been delivered to Siebel, Nortel, and Edify.

In addition, Fonix provides speech solutions and co-marketing relationships through a partner program -- "Powered by Fonix" -- designed to assist the Company's channel partners, developers and OEM's to adopt and integrate Fonix speech solutions. Powered by Fonix offers distinct advantages, including: technical consulting packages, incident support packages, developer forums, reseller sales leads, marketing material and a monthly newsletter that highlights the latest technology advancements from Fonix. Fonix retail products are also available on the Fonix website: www.fonix.com.

Results of Operations

Three months ended September 30, 2001, compared with three months ended September 30, 2000

During the three months ended September 30, 2001, the Company recorded revenues of $265,646, reflecting an increase of $93,424 from the same period in the previous year. Revenues in 2001 and 2000 were generated through sales and licensing of Fonix products and technologies and engineering fees. Cost of revenues increased from $6,856 to $86,130 for the same periods due to the cost of performing engineering services for fees in 2001.

Selling, general and administrative expenses were $3,068,307 and $3,050,235 for the three months ended September 30, 2001 and 2000, respectively. Included in 2000 expenses for the three-month period was a non-cash charge of $1,015,600 related to consulting performed in connection with financing transactions. Excluding this non- cash expense, selling, general and administrative expenses increased by $1,033,672. This increase is primarily the result of increased compensation-related expenses amounting to $526,892 to strengthen the Company's sales and marketing efforts with senior personnel in the United States and a new sales group in Korea, $145,878 in travel- related expenses and $86,019 in promotion and advertising expenses in the United States and Korea. Additional increases of $162,764 in legal and other professional fees were incurred in connection with corporate expansion activities, securities registration filings and litigation and increases of $73,973 in occupancy costs resulting from expanded domestic and foreign operating activities.

Product development and research expenses were $2,196,362 and $1,406,949 for the three months ended September 30, 2001 and 2000, respectively. The increase of $789,413 resulted primarily from an increase of $667,254 in compensation-related expenses for product application and development activities and $140,890 in consulting and outside service expenses incurred in development of product applications and solutions using the Company's speech-enabled technologies.

Net other expenses were $52,163 and $3,552,484 for the three months ended September 30, 2001 and 2000, respectively. The decrease results primarily from interest expense incurred in connection with capital financing activities in 2000 that was not incurred in 2001.

The Company recognized a loss from the operations of an affiliate of $186,891 for the three months ended September 30, 2001, resulting from its investment in Audium Corporation which is accounted for using the equity method.

Nine months ended September 30, 2001, compared with nine months ended September 30, 2000

During the nine months ended September 30, 2001, the Company recorded revenues of $505,927, reflecting an increase of $133,433 over the same period in the previous year. Revenues in 2001 and 2000 were generated through sales and licensing of Fonix products and technologies and engineering fees. Cost of revenues increased from $13,455 to $105,651 for the same periods due to the cost of performing engineering services for fees in 2001.

Selling, general and administrative expenses were $8,522,008 and $8,844,156 for the nine months ended September 30, 2001 and 2000, respectively. Included in 2000 expenses for the nine-month period were certain non-cash charges related to financing and consulting transactions that amounted to $3,405,201, including compensation- related expenses of $816,667 arising from the exercise of stock appreciation rights and revaluation of options previously granted, consulting expenses of $2,294,756 related to the issuance of warrants to consultants and advisors and $293,778 in other operating expenses incurred in activities related to equity financing transactions. Excluding these charges, selling, general and administrative expenses increased by $3,083,053 for the nine-month period in 2001 when compared to the corresponding period in 2000. This increase resulted primarily from increases of $1,806,746 in compensation-related expenses to strengthen the Company's sales and marketing efforts with senior personnel in the United States and a new sales group in Korea, $482,078 in travel-related expense and $115,589 in promotion and advertising expenses in the United States and Korea. Further increases of $393,334 were incurred in legal and other professional fees in connection with corporate expansion activities, securities registration filings and litigation, $139,303 in occupancy costs related to expand operations, $112,038 for consulting activities related to corporate development and $68,807 in other operating expenses.

Product development and research expenses were $6,335,639 and $4,336,069 for the nine months ended September 30, 2001 and 2000, respectively. The increase of $1,999,570 resulted primarily from an increase of $1,715,536 in compensation-related expenses for product application and development activities and $256,114 in consulting and outside service expenses incurred in development of product applications and solutions using the Company's speech-enabled technologies.

Net other expenses were $63,627 and $3,932,132 for the nine months ended September 30, 2001 and 2000, respectively. The decrease results primarily from interest expense incurred in connection with capital financing activities in 2000 that were not incurred in 2001.

The Company recognized a loss in the operations of an affiliate of $381,318 for the nine months ended September 30, 2001, resulting from its investment in Audium Corporation which is accounted for using the equity method.

Liquidity and Capital Resources

From inception, the Company's principal source of capital has been private and other exempt sales of its debt and equity securities. The Company intends to continue to raise additional funds in like manner to satisfy cash operating requirements for the foreseeable future because of insufficient revenue from operations. There can be no assurance that the Company will be able to secure this funding or that the terms of such financing will be favorable to the Company. Furthermore, the issuance of equity or debt securities which are or may become convertible into the Company's equity securities may result in substantial dilution to its stockholders.

The Company had negative working capital of $5,556,858 at September 30, 2001, compared to positive working capital of $180,356 at December 31, 2000. Current assets decreased by $2,314,404 to $1,437,806 from December 31, 2000, to September 30, 2001. Current liabilities increased by $3,422,810 to $6,994,664 during the same period. The decrease in working capital from December 31, 2000 to September 30, 2001, was primarily attributable to two significant events: issuance of a note payable in connection with the purchase of Audium Preferred Stock (see Note 4 to the Condensed Consolidated Financial Statements) and release of funds held in escrow (see Note 2 to the Condensed Consolidated Financial Statements). The funds released from escrow were subsequently used in operations during the nine months ended September 30, 2001. The timing of payments on operating obligations and receipts of funding under the Company's equity line of credit also contributed to the decline in working capital. Total assets were $16,197,093 at September 30, 2001 compared to $17,517,373 at December 31, 2000.

Convertible Notes Receivable

Through September 30, 2001, the Company loaned $150,000 under the terms of two separate convertible promissory notes to an unrelated entity (the "Borrower") with whom the Company intends to engage in development activities. The notes are unsecured, bear interest at an annual rate of 7.5 percent and mature 120 days from the issuance date of each note. The notes are convertible at the option of the Company into common shares of the Borrower. Subsequent to September 30, 2001, the Company loaned $230,000 under the terms of three separate convertible promissory notes of similar terms to the Borrower.

Note Receivable from Affiliate

 In connection with a collaboration agreement with Audium Corporation ("Audium"), in February 2001, Fonix advanced $200,000 to Audium as a bridge loan. The loan bore interest at a rate of 12 percent per year, was due on or before February 28, 2003, and was convertible into shares of Audium Series A Convertible Preferred Stock ("Audium Preferred Stock"). Effective April 11, 2001, the bridge loan, together with accrued interest of $2,400 and an additional advance of $197,600 that was disbursed to Audium on May 1, 2001, were aggregated into a new note. The new note, with a principal amount of $400,000 (the "Audium Note"), bears interest at five percent per annum and has a term of four years. The Audium Note is convertible into shares of Audium Preferred Stock at a price of $1.46 per share in the event of (i) Audium raising an additional $2,000,000 prior to October 6, 2002, (ii) Audium's merger or consolidation,
(iii) a qualified public offering of Audium common stock, (iv) an event of default under a note payable from Fonix (see Fonix Note below), or (v) Audium's aggregate gross revenues for the months of January through June 2003 exceeding $1,000,000. The Audium Note is secured by Audium's intellectual property. Further, at the closing, Audium granted Fonix a fully paid, worldwide, non-exclusive license to Audium's software to make, manufacture, and use the software and any derivative works if Audium declares bankruptcy or ceases to do business.

Management determined that a 12 percent annual interest rate better reflects the risk characteristics of the Audium Note. Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $302,909. For the three and nine months ended September 30, 2001, the Company recorded interest income of $9,518 and 17,585, respectively, including contractual and imputed interest.

Note Payable to Affiliate

On April 11, 2001, the Company closed a stock purchase agreement with Audium, wherein Fonix agreed to purchase up to $2,800,000 of Audium Preferred Stock at a price of $1.46 per share. At closing, Fonix paid $200,000 in cash, and gave Audium a note (the "Fonix Note") for the remaining $2,600,000, payable in 13 monthly installments of $200,000 beginning on June 1, 2001. The Fonix Note bears no interest unless an event of default occurs, in which case the Fonix Note will bear interest at 12 percent per year. No events of default have occurred to date.

Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent and the Company recorded a present value of $2,426,748 for the note payable. For the three and nine months ended September 30, 2001, the Company recorded interest expense of $57,348 and $119,977, respectively, related to this note.

At closing, Audium issued 14 share certificates, each for 136,986 shares of Audium Preferred Stock to Fonix, and delivered one certificate in exchange for the initial payment of $200,000. The remaining certificates are held by Audium as collateral for the Fonix Note under the terms of a security agreement. For each monthly payment of $200,000 or multiple payments that aggregate $200,000, Audium will release to Fonix one certificate for 136,986 shares of Audium Preferred Stock.

Through September 30, 2001, three payments of $200,000 were made on the Fonix Note and Audium released three certificates for 136,986 shares of Audium Preferred Stock. Effective October 1, 2001, the terms of the Fonix note were modified to reduce the monthly payments to the following amounts: $75,000 for September 2001, $100,000 for October 2001, $125,000 for November 2001, $150,000
for December 2001 and January 2002. Thereafter, monthly payments of $200,000 are scheduled through August 2002. No other terms of the original Fonix Note were affected by the modification. The modified payments for September, October and November were made when due.

Investment in Affiliate

Each share of Audium Preferred Stock is convertible into one share of Audium's common stock. Holders of Audium Preferred Stock are entitled to eight percent cumulative dividends, a liquidation preference in excess of the original purchase price plus any declared but unpaid dividends, anti-dilution rights, and voting rights equal to the corresponding number of common shares. The stock purchase agreement between Audium and Fonix also entitles Fonix to elect one member of Audium's board of directors. The Company also entered into a registration rights agreement with Audium which allows Fonix, after waiting 180 days after the closing of a qualified public offering by Audium, to request that Audium register the resale of the shares of common stock underlying the Audium Preferred Stock held by Fonix. Audium agreed to pay the expenses related to preparing and filing the registration statement. However, Fonix will be responsible for any brokers' commissions or other sales-related fees for any shares of common stock Fonix sells.

Beginning April 11, 2001, Fonix accounts for its investment in Audium using the equity method of accounting. Accordingly, the Company recognized a loss of $381,318 in its interim 2001 condensed consolidated statements of operations related to Audium's net loss for the period from April 11, 2001 through September 30, 2001 and the difference between the purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit amortized on a straight-line basis over a period of eight years.

Preferred Stock

During the nine months ended September 30, 2001, 164,500 shares of Series D convertible preferred stock and related accrued dividends were converted into 13,978,440 shares of Class A common stock. As of September 30, 2001, there are no shares of Series D preferred stock outstanding.

During the nine months ended September 30, 2001, 6,073 shares of Series F convertible preferred stock and related accrued dividends were converted into 519,067 shares of Class A common stock. As of September 30, 2001, there are no shares of Series F preferred stock outstanding.

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

During the nine months ended September 30, 2001, draws against the equity line of credit in the amount of $4,010,000 were converted into 9,932,780 shares of Class A common stock. As of October 31, 2001, $4,516,492 remains available to be drawn on the Equity Line.

On April 6, 2001, the Company entered into a second equity line agreement (the "Second Equity Line") with the same investor as the initial equity line ("Equity Line Investor"). Under the Second Equity Line, the Company has the right to draw against an equity line of credit up to $20,000,000 under terms that are substantially identical to the terms of the initial Equity Line.

From the inception of the Second Equity Line through September 30, 2001, draws taken under the Second Equity Line amounted to $8,375,000 and were converted to 57,613,255 shares of Class A common stock. Subsequent to September 30, 2001, additional draws amounting to $3,550,000 were converted into 42,582,291 shares of Class A common stock. As of October 31, 2001, $8,075,000 remains available to be drawn on the Second Equity Line.

Stock Options

During the nine months ended September 30, 2001, the Company granted options to purchase 3,110,450 shares of Class A common stock at exercise prices ranging from $0.12 to $0.73 per share. Of the options granted during this nine-month period, 225,000 vest immediately, and the balance of 2,885,450 vest over the three years following issuance. If not exercised, all options expire within ten years from the date of grant. As of September 30, 2001, the Company had options outstanding to purchase 19,509,148 shares of Class A common stock.

The Company's option plans provide for stock appreciation rights that allow the grantee to receive shares of the Company's Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of the Company's stock at the date of exercise. As of September 30, 2001, there are options to purchase 503,339 shares of Class A common stock outstanding which provide for stock appreciation rights. Of these options, 126,669 have an exercise price of $6.50 per share and 376,671 have an exercise price of $1.00 per share.

Other

In April 2001, the Company began doing business in Korea, through a wholly owned subsidiary known as Fonix Korea, Sales Group, Ltd. ("Fonix Korea"). Fonix Korea sells and markets Fonix products and solutions in the embedded and server-based markets to Korean manufacturers of microprocessor chips and consumer electronics, and through value-added resellers.

The Company presently has no plans to purchase new research and development or office facilities.

                                     Outlook

The Company's objective is for its speech-enabled technologies to be the solution or application of choice in consumer applications, wireless and mobile applications and computer telephony and server solutions. Fonix core technologies, solutions and products are based on proprietary patented technology. Management believes the Company's speech-enabled technologies, solutions and products provide mass-market appeal, ease of use, increased
productivity  and  a  competitive   advantage  compared  to  other  technologies
available in the marketplace. To accomplish its objectives, the Company intends to proceed as follows:

            Substantially Increase Marketing and Sales Activities. The Company will focus on sales channels, OEM and developer relationships and strategic partner relationships. To address global opportunities, the Company will continue to develop or acquire additional speech products and technologies for foreign languages and dialects. The Company will also promote the "Powered by Fonix" Partner Program to build sales and marketing opportunities with software developers, resellers and corporate partners.

            Expand Strategic Relationships. The Company has a number of strategic collaboration and marketing arrangements with developers and VARs. The Company intends to expand such relationships and add additional similar relationships, specifically in the mobile communications, PDA, IVR and Internet portal markets. Because FAAST is increasingly recognized as a dynamic development environment, the Company expects FAAST to be the product around which many of these relationships are structured.

            Continue to Develop and Enhance the Core Technologies. The Company plans to continue to invest significant resources in the development and acquisition of speech-enabled technologies, developer tools and development frameworks to maintain its competitive advantages.

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

Recent Sales of Unregistered Securities. During the three months ended September 30, 2001, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "1933 Act"), other than unregistered sales in reliance on Regulation S under the Act, as follows:

            Between July 1, 2001 and September 30, 2001, in connection with the Second Equity Line Agreement, the Company received $5,450,000 in funds drawn under the Equity Line Agreement and issued 47,909,955 shares of Class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under a registration statement on Form S-2 which was declared effective August 16, 2001.

            Subsequent to September 30, 2001, in connection with the Second Equity Line Agreement, the Company received $3,550,000 in funds drawn under the Equity Line Agreement and issued 42,582,291 shares of Class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on
            Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under registration statements on Form S-2 which were declared effective August 16, 2001 and October 5, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

To date, all of the Company's revenues have been denominated in United States dollars and received primarily from customers in the United States. The Company's exposure to foreign currency exchange rate changes has been insignificant. The Company expects, however, that future product license and services revenue may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, operating results may become subject to significant fluctuations based upon changes in the exchange rate of certain currencies in relation to the U.S. dollar. Furthermore, to the extent that the Company engages in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products less competitive in international markets. Although the Company will continue to monitor its exposure to currency fluctuations, it cannot assure that exchange rate fluctuations will not adversely affect financial results in the future.

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

            (10)(xli) Form of Promissory Note from Audium Corporation to Fonix Corporation for $400,000, filed with the Commission on April 17, 2001.

            (10)(xlii) License Agreement between Fonix Corporation and Audium Corporation, dated as o April 5, 2001, filed with the Commission on April 17, 2001.

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

(B) Reports filed on Form 8-K during the three-month period ended September 30, 2001: NONE

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Fonix Corporation



Date:      November 13, 2001               /s/ Roger D. Dudley
     ----------------------------    ------------------------------------
                                     Roger D. Dudley, Executive Vice President,
                                     Chief Financial Officer