Form 10-K
period 2001-12-31
FONIX CORP
filed 2002-03-29
CIK 855585

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

[ ]       Transition  Report  pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 for the transition period from      to          .
                                                             ------  ----------

Commission File No. 0-23862

                                Fonix Corporation
             (Exact name of registrant as specified in its charter)


Delaware                                                 87-0380088
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                         180 W. Election Road, Suite 210
                               Draper, Utah 84020
             (Address of principal executive offices with zip code)

                                 (801) 553-6600
              (Registrant's telephone number, including area code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $42,534,564. calculated using a closing price of $0.093 per share on March 26, 2002. For purposes of this calculation, the registrant has included only the number of shares directly held by its officers and directors as of March 26, 2002 (and not counting shares beneficially owned on that date), in determining the shares held by non-affiliates. As of March 26, 2002, there were issued and outstanding 463,280,512 shares of the Company's Class A common stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                Fonix Corporation

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     Part I

                                                                            Page

Item  1.    Business...........................................................3
Item  2.    Properties........................................................17
Item  3.    Legal Proceedings.................................................18
Item  4.    Submission of Matters to a Vote of Security Holders...............18

                                     Part II

Item  5.    Market for Registrant's Common Equity and Related
            Stockholder Matters...............................................20
Item  6.    Selected Financial Data...........................................21
Item  7.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................22
Item  8.    Financial Statements and Supplementary Data.......................31
Item  9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................31

                                    Part III

Item 10.    Directors and Executive Officers of the Company...................32
Item 11.    Executive Compensation............................................35
Item 12.    Security Ownership of Certain Beneficial
            Owners and Management.............................................42
Item 13.    Certain Relationships and Related Transactions....................43

                                     Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...44

                                     PART I

ITEM 1.                  BUSINESS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY THE COMPANY AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED "FORWARD-LOOKING STATEMENTS" AND ELSEWHERE IN THIS ANNUAL REPORT. THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH THE COMPANY'S FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT.

General

            Fonix Corporation, a Delaware corporation ("Fonix" or the "Company"), delivers speech solutions that empower people to interact conversationally with information systems and computing devices using natural language. The Company's speech-enabling technologies, which include text-to-speech ("TTS") and neural network-based automated speech recognition ("ASR"), are integrated into products for commercial, industrial and consumer applications. ASR and TTS technologies are sometimes collectively referred to in this report as "Core Technologies". The Company believes its efficient and intuitive speech-enabling technologies enhance user productivity and efficiency in a broad range of markets including embedded applications for automotive and wireless devices, computer telephony and server applications, and personal software for consumer applications.

             The Company currently markets solutions and applications that utilize its Core Technologies to software developers, consumer electronics manufacturers, micro-processor manufacturers, third-party product developers, operating system developers, network developers and Internet-related companies as well as directly to consumers. The Company currently focuses its marketing efforts toward embedded systems for automotive applications and wireless and mobile electronic devices, server-based solutions for Internet and telephony voice-activated applications, and personal software for consumer applications through retail distribution channels. The Company pursues revenue opportunities through generation of royalty fees, product and technology licenses, product sales, non-recurring engineering fees, and support agreements.

            Speech-enabling technologies are a value-added interface solution for computing and communications devices. The Company believes that manufacturers of consumer electronics products, software developers and Internet content developers use the Company's Core Technologies and solutions to simplify the use and increase the functionality of their products and services resulting in broader market opportunities and significant competitive advantage. Fonix solutions support multiple hardware and software platforms, are environment and speaker independent, optimize cost and power efficiencies and provide easy integration within a relatively small memory requirement for embedded applications and enhances scalability for high channel capacity for computer telephony and server-based systems.

            The Company believes that it is well positioned to serve markets that are rapidly adopting speech-enabled applications. As memory requirements, noise robustness, recognition accuracy and efficiency of speech solutions become increasingly critical, Fonix expects to provide compelling solutions to meet highly competitive customer demands.

Market Focus

            Fonix products and solutions are sold into three broad markets: 1) embedded automotive applications and wireless and mobile devices, 2) computer telephony and server solutions, and 3) personal software for consumer applications. Solutions and applications are distinguished between each market based on processor size and speed, memory and power capacity and utility to consumers. For example, wireless and mobile applications utilize embedded solutions featuring very small processors with limited memory and power capacity. Computer telephony and server solutions are server-based and scale from desktop/laptop applications to connected server applications to full distributed solutions. Personal software for consumer applications adapt solutions developed in embedded and server-based environments to provide utility to users of personal computers and handheld computing devices.

            EMBEDDED AUTOMOTIVE APPLICATIONS AND WIRELESS AND MOBILE DEVICES. Devices in this category include personal digital assistants ("PDAs"), cellular phones, web pads, wireless communication devices, automotive command and control functions and telematics, and other consumer electronics. The Company believes that in many cases, a significant deterrent to full functionality of these powerful and small computing devices is the current need for a keyboard, touch screen and/or mouse to interface with the device. The Company also believes that speech-enabling applications provide a user-intuitive interface that will increase the utility of these devices and improve access to information. Other product development initiatives that may drive additional interest in speech-enabling technologies include electronic books, wearable computers, smart toys and appliances such as VCRs, answering machines, wireless climate control systems, and command-and-control applications.

            Fonix ASR and TTS technologies have memory and power requirements that fall within tolerances needed to speech-enable these devices which use existing 32-bit or greater processors. To capitalize on this distinct competitive advantage, Fonix has ported its speech-enabling technologies to several processors including ARM, Epson EOC 33A104 and 208, Infineon TriCore, Texas Instruments 55xx and OMP, Intel StrongArm(R), Hitachi SH3 and SH4, and NEC MIPS core. Fonix has also ported on various operating systems including Microsoft Windows CE, QSSL QNX, Linux and WindRiver VxWorks.

            Fonix has identified certain channel and direct sales opportunities for ASR and TTS technologies in wireless and mobile device markets.

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

            Software Developers and Resellers - Software developers in multiple markets, including operating systems, increasingly enable their software products with one or more speech-enabling technologies, resulting in leveraged product sales. Current partners include PurpleSoft, Microsoft and QNX.

            Product Developers and Manufacturers - Many companies are seeking speech-enabling technologies to integrate into a host of consumer electronics devices, commercial applications, and business solutions. Primary markets for these applications are in automotive and aviation telematics, industrial wearable computers, mobile communications devices and PDAs in both consumer and vertical markets. KME Panasonic is a current OEM customer.

            On December 14, 2001, the Company acquired the rights to certain TTS technology from Force Computers, Inc. (see Recent Developments, below). This technology ("DECtalk TM TTS") consists of a small- footprint TTS that complements the Company's existing TTS technology. The acquisition of DECtalk TTS positions Fonix to take greater advantage of opportunities in embedded applications, especially those where memory capacity is limited. Additionally, the acquired technology is already well established as a leading solution in assistive applications with existing customers and market channels. Fonix will continue to cultivate these opportunities and relationships while developing new applications from the DECtalk TTS.

            COMPUTER TELEPHONY AND SERVER-BASED SOLUTIONS.   Fonix focuses on
product enhancement and delivery in computer telephony and server-based applications such as:

            Interactive voice response ("IVR") - Telephony applications for corporate call centers, short messaging services and information retrieval from server databases are already common. Fonix s.Manager development framework facilitates upgrades and shortens development time required for new systems.

            Internet voice portals - Speech-enabled access to the Internet and website navigation are rapidly emerging needs. Fonix is developing products for voice portals to the Internet that may be purchased for use by portal companies, website and content providers, Internet service providers and browsers.

            Website readers - Because over 70% of all web content is text, demand for products allowing web content to be read to the user is quickly growing. Fonix has developed a web page reader that can be added to websites. This voice solution is targeted toward the largest web content providers worldwide in media, government and commercial enterprises.

            Network systems command and control and e-mail reader - Fonix provides TTS which can be seamlessly integrated into network software to speech-enable software applications.

            Markets targeted for the development and delivery of these solutions include:

            General Systems Integrators and Value-added Resellers that implement solutions for customers for market segments in computer telephony and server applications;

            Military and Government Systems Integrators and Value-added Resellers that implement solutions for customers in support of government agencies and organizations;

            Enterprise Solution Providers that develop software infrastructure for large companies; and

            Telephone Service Providers that provide telephone services and products built around those services.

Currently, the Company believes that server-based markets are trending toward the convergence of wireless data transmission and connectivity between mobile computing and fixed-server databases. Fonix has entered into agreements with key solution providers in these markets such as Nortel Networks, Nuance Communications, Envox, and Motorola Mobile Internet Exchange.

            PERSONAL SOFTWARE FOR CONSUMER APPLICATIONS. Adaptations of certain applications developed for embedded and server-based solutions have utility to consumers for home computing and other personal uses. These adapted applications are sold through retail distribution channels via the Internet, retail computer stores and catalog outlets. As speech becomes a common means of interacting with computers, Fonix believes that demand for such applications will increase dramatically. Because speech applications are not widely available in these markets, Fonix may help create the market for these products in many cases, and expects to be well-positioned to sell its products into these markets.

            Personal software for consumer applications is currently available for personal computers and PDAs using the Pocket PC operating system. Current product offerings include the following:

            iSpeak - A PC based application for reading text out loud in a male or female voice, in various languages.

            TimeTalk - A Windows PC and Pocket PC based application using Fonix TTS that speaks the time in intervals, voice and language selected by the user.

            TimeTalk Alert - A Pocket PC based application that utilizes Fonix TTS to remind the user of upcoming appointments or scheduled events from the user's calendar.

            Fonix Commander - A Pocket PC based application using Fonix TTS and ASR that allows the user to navigate through programs and locate files in the user's PDA using voice commands.

            SpeakThis - An Internet based application that uses Fonix TTS that allows users to activate a button on a SpeakThis-enabled website to have the text read to them out loud in a variety of voices and languages. Versions are available to individuals to speech-enable a website and to website developers to speech-enable an entire website.

            Primary market channels targeted for distribution of these products include:

            Hardware bundles - manufacturers and distributors of personal computers, PDAs, MP3 players and other handheld computing devices include pre-installed software on their products or packaged software with their product for easy access for the user to order and download on line or to contact the Company for a keycode.

            Internet sales - Certain applications can be ordered, paid for and downloaded through the Internet from the Company's website and other locations.

            Retail outlets - Computer stores and retail outlets sell all types of applications including PDAs and personal computers. Fonix expects to reach these outlets by partnering with one or more distributors.

            Catalogs - Computer catalogs reach targeted consumers and offer a wide variety of application and products.

Market and Sales Strategy

            Fonix has identified market opportunities in each of the broad categories described above. In January 2002, the Company began to organize new business units to provide standard solutions within these markets. The business units will be supported by dedicated sales professionals and product development engineers.

            Sales efforts focus on developing sales partners, opportunities, and relationships. Among these opportunities are OEM application development projects, value-added resellers ("VAR") and other resellers, enterprise (large corporate) sales, and cross-selling opportunities to the Company's existing customer base. Key customer relationships are assigned to account representatives who are responsible to pursue revenue opportunities.

            Fonix focuses its efforts on providing solutions and applications to customers with existing significant market share and markets that it believes have high margins, broad use and rapid development. Current strategy is governed by the following general principles:

            Focus on revenues - Pursue specific markets where revenues, particularly recurring revenues, can be rapidly realized without significant continued research and development.

            Standard and re-usable common solutions - Focus on common solutions that can be developed and sold to multiple customers. Pursue integration where Fonix technologies are directly compatible and can be integrated as part of existing or new OEM products with minimal additional effort.

            Existing marketing channels and significant market share - Partner with customers who have existing marketing channels and leverage product sales through those channels. Pursue customers with dominant or significant market share and who are able to rapidly bring products to market.

            Second-tier customer support - Position Fonix as a provider of second-tier customer support, providing training and tools for Fonix customers who operate front-line support systems for their end-user customers.

Fonix Speech Manager Development Framework - "s.Manager"

            As the worldwide market for speech-enabling technologies and products expands, consumer products manufacturers and software and Internet content developers have demanded increased and efficient time-to-market and decreased development time for speech-enabling solutions as well as increased quality of user interface. To address these market demands, Fonix provides its customers with a speech technology development framework - the Fonix Speech Manager or "s.Manager" (formerly known as Fonix Accelerated Application Solutions Technologies or "FAAST").

            The s.Manager framework provides developers with a development framework that enables rapid creation of speech-enabling applications that can be integrated quickly and efficiently into products. Specifically, s.Manager allows a developer to integrate into products a highly scalable framework that includes a broad range of key features necessary to create speech-enabling functionality such as highly flexible audio input drivers, output drivers, speech application program integrators, and the Fonix graphical application builder, as well as the ability to plug-and-play multiple ASR and TTS engines. Furthermore, the s.Manager framework is designed to permit developers to employ speech components from any source, as solution needs may dictate. Fonix s.Manager framework has been released in versions for both embedded and server-based markets.

"Powered by Fonix" Marketing Initiative

            In 2001, Fonix announced a strategic marketing program designed to assist its channel partners to adopt and integrate Fonix s.Manager and speech-enabling technologies. The "Powered by Fonix" program offers distinct advantages to developers, resellers, and corporate partners.

            Developer Partners - Designed to provide developers with a central location for accessing a wide array of developer tools produced by Fonix to help developers successfully develop, deploy, and manage voice applications. The Company provides access to multiple tools, such as s.Manager, that help developers do their job. Some tools offer enhanced capabilities; others offer increased efficiency; and still others provide unique capabilities that Fonix believes interest developers. While some tools are offered in full versions, others are offered in evaluation versions so developers may try them before purchasing.

            Reseller Partners - Designed to establish and strengthen relationships with the reseller community, the "Powered by Fonix Channel Partner Program" offers benefits designed to strengthen relationships and promote the sale of Fonix technologies. Fonix provides its partners with the tools they need to successfully implement the Fonix line of speech-enabling solutions with benefits like sales leads, marketing collateral, training, TTS hosting services, premium support and a secure reseller web site.

            Corporate Partner - Designed to address the needs of the Company's corporate customers, the Corporate Partner Program focuses on service, support and high level relationships directed at maintaining and recruiting key accounts and strategic partners.

            Because the Company is pursuing third-party integration of Fonix speech-enabling technology into mass market, industrial, general business and personal electronics products and computing solutions, lead time to revenue recognition will be longer than that for software products released directly into consumer channels. The Company's products sold and integrated into customer applications are subject both to customer production schedules and customer success in developing and marketing the products and generating product sales.

            Taking advantage of its innovative speech applications and solutions, the Company markets personal software for consumer applications that are available through the Fonix website and traditional retail channels such as computer superstores and catalogs. As additional applications evolve from the embedded and server-based markets, the Company plans to develop and release new products, and applications will be developed and released through these channels.

Employees

            As of March 26, 2002, the Company employed 139 people. Of this total, 77 were employed in product development and delivery, 28 were employed in sales and marketing, and 34 were employed in strategic development, administration and support.


                               RECENT DEVELOPMENTS

Force Computers, Inc. Transaction

            On December 14, 2001, Fonix entered into an Asset Purchase Agreement with Force Computers, Inc., under which the Company purchased tangible and intangible assets and agreed to pay Force $150,000 in cash at closing, and $1,280,000 in the form of a non-interest-bearing promissory note. Payments due under the promissory note are payable at intervals through December 9, 2002. To date, the Company has made all payments when due.

Grants of Stock Options

            During 2001, Fonix granted options to purchase 8,134,950 shares of Class A common stock as follows:

Grantee                             Number of Shares       Exercise Prices
-------                             ----------------       ---------------
Directors and Executive Officers       2,500,000                $ 0.14
Employees                              5,126,950           $ 0.07 to $ 0.73
Consultants                              508,000           $ 0.19 to $ 0.40

            The term of all of these stock options is ten years from the date of grant and all were granted at the quoted market price on the date of grant. During 2001, 3,878,837 options expired without exercise. As of December 31, 2001, the Company had a total of 24,078,813 options outstanding, of which 16,981,906 were exercisable at a weighted average exercise price of $2.50.

                        CERTAIN SIGNIFICANT RISK FACTORS

The short- and long-term success of the Company is subject to certain risks, many of which are substantial in nature and outside the control of the Company. You should consider carefully the following risk factors, in addition to other information contained herein. All forward-looking statements contained herein are deemed by the Company to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. You should understand that several factors govern whether any forward-looking statement contained herein will or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including the strategies, plans and objectives relating to the products and the future economic performance of the Company and its subsidiaries discussed above. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


The Company's substantial and continuing losses since inception, coupled with significant ongoing operating expenses, raise doubt about its ability to continue as a going concern.

            Since inception, the Company has sustained substantial losses. Such losses continue due to ongoing operating expenses and a lack of revenues sufficient to offset operating expenses. The Company had negative working capital of $6,102,151 at December 31, 2001. The Company has raised capital to fund ongoing operations by private sales of the Company's securities, some of which sales have been highly dilutive and involve considerable expense. In the Company's present circumstances, there is substantial doubt about its ability to continue as a going concern absent significant sales of the Company's existing products, substantial revenues from new licensing or co-development contracts, or continuing large sales of its securities.

            The Company incurred net losses of $24,566,807, $22,761,229, and $21,662,419 for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, the Company had an accumulated deficit of $167,616,372, and owed trade payables of $1,062,237, of which $255,104 were more than 60 days past due.

            The Company expects to spend significant amounts to enhance its products and technologies, expand domestic and international sales and operations and fund further research and development. As a result, it will need to generate significant additional revenue to achieve profitability. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. If it does not achieve and maintain profitability, the market price for the Company's common stock may further decline, perhaps substantially, and the Company may have to curtail or cease its operations.

If the Company does not receive additional capital when and in the amounts needed in the near future, its ability to continue as a going concern is in substantial doubt.

            The Company anticipates incurring substantial sales and marketing, product development and research and general operating expenses in the future that will require substantial amounts of additional capital on an ongoing basis. It will most likely have to obtain such capital from sales of its equity, convertible equity and/or debt securities. Obtaining future financing may be costly and will likely be dilutive to existing stockholders. If the Company is not able to obtain financing when and in the amounts needed, and on terms that are acceptable, the Company's operations, financial condition and prospects could be materially and adversely affected, and it could be forced to curtail some or all of its operations or sell part or all of its assets, including its Core Technologies.

Continuing debt obligations could impair the Company's ability to continue as a going concern.

            As of December 31, 2001, the Company had debt obligations of $4,539,503. At present, the Company's revenues from existing licensing arrangements and products are not sufficient to offset its ongoing operating expenses or to pay in full its current debt obligations. There is substantial risk, therefore, that the existence and extent of the debt obligations described above could adversely affect the Company, its operations and financial condition.

Holders of the Company's Class A common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of Class A common stock in connection with the Equity Lines.

            Introduction

            The following table describes the number of shares of Class A common stock that would be issuable as of March 26, 2002, assuming that the full remaining amounts of the Private Equity Line and the Second Private Equity Line (collectively, the "Equity Lines") had been put to the Equity Line investor, and further assuming that the applicable conversion or exercise prices at the time of such conversion or exercise were the following amounts:

                                                   Equity Lines- Shares
                                                   issuable upon put of
     Hypothetical Conversion/                remaining available credit
          Exercise Price                           totaling  $2,191,493
-----------------------------------          --------------------------
               $0.05                                         43,829,860
               $0.10                                         21,914,930
               $0.25                                          8,765,972
               $0.50                                          4,382,986
               $1.00                                          2,191,493
               $2.00                                          1,095,747


            Given the formulas for calculating the shares to be issued under the Equity Lines, there effectively is no limitation on the number of shares of Class A common stock which may be issued in connection with a put under the Equity Lines. If the market price of the Class A common stock decreases, the number of shares of Class A common stock issuable in connection with the Equity Lines will increase proportionate to the decrease in the stock price.

            Overall Dilution to Market Price and Relative Voting Power of Previously Issued Common Stock

            The issuance of Class A common stock in connection with the Equity Lines may result in substantial dilution to the equity interests of other holders of the Company's Class A common stock. Specifically, the issuance of a significant amount of additional Class A common stock would result in a decrease of the relative voting control of the Company's Class A common stock issued and outstanding prior to the issuance of Class A common stock in connection with the Equity Lines. Furthermore, public resales of Class A common stock following the issuance of Class A common stock in connection with the Equity Lines likely would depress the prevailing market price of its Class A common stock. Even prior to the time of actual conversions, exercises and public resales, the market "overhang" resulting from the mere existence of the Company's obligation to honor such conversions or exercises could depress the market price of its Class A common stock.

            Increased Dilution With Decreases in Market Price of Class A Common Stock

            The formulas for determining the number of shares of Class A common stock under the Equity Lines are based, in part, on the market price of the Class A common stock and include a discount from the market price. As a result, the lower the market price of the Company's Class A common stock at and around the time the Company puts shares under the Equity Lines, the more Class A common stock the Equity Line investor receives. Any increase in the number of shares of the Company's Class A common stock issued upon conversion or put of shares as a result of decreases in the prevailing market price would compound the risks of dilution described in the preceding paragraph.

            Increased Potential for Short Sales

            Downward pressure on the market price of the Company's Class A common stock that likely would result from sales of its Class A common stock issued in connection with a put under the Equity Lines could encourage short sales of Class A common stock by the Equity Line investor. Material amounts of such short selling could place further downward pressure on the market price of the Company's Class A common stock.

            Limited Effect of Restrictions on Extent of Conversions

            The Company is prohibited from putting shares to the Equity Line investor under the Equity Lines if such put would result in that investor holding more than 4.999% of the then outstanding Class A common stock. These restrictions, however, do not prevent the Equity Line investor from selling shares of Class A common stock received in connection with a put, and then receiving additional shares of Class A common stock in connection with a subsequent put. In this way, the Equity Line investor could sell more than 4.999% of the outstanding Class A common stock in a relatively short time frame while never holding more than 4.999% at one time.

The Company has a limited product offering and many of its key technologies are still in the product development stage.

            Presently, there are a limited number of commercially available applications or products incorporating the Company's Core Technologies. For the Company to be ultimately successful, sales from these product offerings must be substantially greater. An additional element of its business strategy is to achieve revenues through appropriate strategic alliances, co-development arrangements, and license arrangements with third parties. The Company has entered into licensing and joint-marketing agreements with Intel and Microsoft. These agreements provide for joint marketing and application development for end-users or customers. There can be no assurance that these collaboration agreements will produce license or other agreements which will generate material revenues for the Company.

The market for many of the Company's technologies and products is largely unproven and may never develop sufficiently to allow it to capitalize on its technology and products.

            The market for speech-enabled technologies is relatively new and rapidly evolving. Additionally, the Company's technologies are new and, in many instances, represent a significant departure from technologies which already have found a degree of acceptance in the speech-enabled technologies marketplace. The Company's financial performance will depend, in part, on the future development, growth, and ultimate size of the market for speech-enabled applications and products generally, and applications and products incorporating its technologies and applications. Accordingly, in order to achieve commercial acceptance of the Core Technologies, the Company will have to educate prospective customers, including large, established telecommunications companies, about the uses and benefits of speech-enabled software in general and its products in particular. If these efforts fail, or if speech-enabled software platforms do not achieve commercial acceptance, the Company's business could be harmed.

            The applications and products which incorporate the Company's Core Technologies will be competing with more conventional means of information processing such as data entry, access by keyboard or touch-tone telephone, or professional dictation services. The Company believes that there is a substantial potential market for applications and products incorporating advanced speech-enabled technologies including ASR, TTS, speech compression, speaker identification and verification, pen and touch screen input, and natural language understanding. Nevertheless, such a market for the Company's technologies or for products incorporating its technologies may never develop to the point that profitable operations can be achieved or sustained.

Speech-enabling technologies may not achieve widespread acceptance by businesses or telecommunications carriers, which could limit the Company's ability to grow its business.

            The market for speech-enabled technologies is relatively new and rapidly evolving. The Company's ability to increase revenue in the future depends on the acceptance of speech-enabling technologies by both its customers and their end users. The adoption of speech-enabling technologies could be hindered by the perceived costs of this new technology, as well as the reluctance of enterprises that have invested substantial resources in existing applications to replace their current systems with this new technology. Accordingly, in order to achieve commercial acceptance, the Company will have to educate prospective customers, including large, established telecommunications companies, about the uses and benefits of speech-enabling technologies in general and its products in particular. If these efforts fail, or if speech-enabling technology platforms do not achieve commercial acceptance, its business would not develop.

            Continued development of the market for the Company's products also will depend upon the following factors over which the Company has little or no control:

          . widespread deployment of speech-enabling applications by third parties, which is driven by consumer demand for services having a voice user interface;

          .    demand  for  new  uses  and   applications   of   speech-enabling
               technology, including adoption of speech-enabled interfaces by companies that operate web sites;

          . adoption of industry standards for speech-enabling and related technologies; and

          . continuing improvements in hardware technology that may reduce the costs of speech-enabling technology solutions.

The application and delivery of the Company's Core Technologies to end users is dependent upon third- party integration and may be subject to delays and cancellations that are beyond its control.

            Because the Company is pursuing third-party integration of its speech-enabled technologies into mass market, industrial, general business and personal electronics products, and computing solutions, lead time to revenue recognition will be longer than software products directly released into consumer channels. Purchase of the Company's products often requires a significant expenditure by a customer. Accordingly, the decision to purchase its products typically requires significant pre-purchase evaluation. The Company spends significant time educating and providing information to prospective customers regarding the use and benefits of its products and technologies. During this evaluation period, it may expend substantial sales, marketing and management resources.

            Further, the Company's products and technologies sold and integrated into customer applications are subject to both customer production schedules and customer success in marketing the products and generating product sales. The Company's revenues are thus subject to delays and possible cancellation resulting from customer integration risks and delays.

            In cases where the Company's contract with its customers specifies milestones or acceptance criteria, it may not be able to recognize license or services revenue until these conditions are met. The Company has in the past and may in the future experience unexpected delays in recognizing revenue. Consequently, the length of the Company's sales and implementation cycles and the varying order amounts for its products make it difficult to predict the quarter in which revenue recognition may occur and may cause license and services revenue and operating results to vary significantly from period to period. These factors could cause the Company's stock price to be volatile or to decline.

Competition from other industry participants and rapid technological change could impede the Company's ability to achieve profitable operations.

            The computer hardware and software industries are highly and intensely competitive. In particular, the speech-enabled technologies market sector and, specifically, the ASR, computer voice and communications industries are characterized by rapid technological change. Competition in the speech-enabled technologies market is based largely on marketing ability and resources, distribution channels, technology and product superiority and product service and support. The development of new technology or material improvements to existing technologies by the Company's competitors may render its technologies less attractive or even obsolete. Accordingly, the Company's success will depend upon its ability to continually enhance its technologies and interactive solutions and products to keep pace with or ahead of technological developments and to address the changing needs of the marketplace. Barriers to entry in the software industry are low, and as the market for various speech-enabled products expands and matures, the Company expects more entrants into this already competitive arena.

The Company's products can have a long sales cycle and, as a result, its quarterly operating results and its stock price may fluctuate.

            The sales cycles for the Company's products are generally six to twelve months but may be shorter or longer depending on the size and complexity of the order, the amount of services to be provided and whether the sale is made directly by the Company or indirectly through a VAR or systems integrator. The length of the sales cycles could adversely impact the Company's operating results.

The Company's current and potential competitors, some of whom have greater resources and experience than it does, may develop products and technologies that may cause a decline in demand for, and the prices of, the Company's products.

            A number of companies have developed, or are expected to develop, products that compete with the Company's products and technologies. Competitors in the voice interface software market include AT&T, IBM, Locus Dialogue, Lucent Technologies, Philips Electronics, SpeechWorks International, Nuance, ScanSoft and Voice Signal. The Company expects additional competition from other companies such as Microsoft, which has made investments in and acquired voice interface technology companies. Furthermore, the Company's competitors may combine with each other, and other companies may enter its markets by acquiring or entering into strategic relationships with its competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their speech and language technology products to address the needs of the Company's prospective customers.

            Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than the Company does. The Company's present or future competitors may be able to develop products comparable or superior to those it offers, adapt more quickly to new technologies, evolving industry trends and standards, or customer requirements than it does, or devote greater resources to the development, promotion and sale of their products than it does. Accordingly, the Company may not be able to compete effectively in its markets, and competition may intensify and may harm the Company's business.

The Company's failure to respond to rapid change in the speech-enabled technologies market could cause the Company to lose revenue and harm its business.

            The speech-enabled technologies industry is relatively new and rapidly evolving. The Company's success will depend substantially upon its ability to enhance its existing technologies and products and to develop and introduce, on a timely and cost-effective basis, new technologies, products and features that meet changing end-user requirements and incorporate technological advancements. If the Company is unable to develop new products and enhanced functionalities or technologies to adapt to these changes, or if it cannot offset a decline in revenue from existing technologies and products with sales of new products, the Company's business will suffer.

            Commercial acceptance of the Company's products and technologies will depend, among other things, on:

          o the ability of its products and technologies to meet and adapt to the needs of its target markets;

          o the performance and price of its products and its competitors' products; and

          o its ability to deliver customer services directly and through its resellers.

Any software defects in the Company's products could harm its business and result in litigation.

            Complex software products such as the Company's may contain errors, defects and bugs. With the planned release of any product, the Company may discover these errors, defects and bugs and, as a result, products may take longer to develop than expected. In addition, the Company may discover that remedies for errors or bugs may be technologically infeasible. Delivery of products with undetected production defects or reliability, quality, or compatibility problems could damage the Company's reputation. Errors, defects or bugs could also cause interruptions, delays or a cessation of sales to its customers. The Company could be required to expend significant capital and other resources to remedy these problems. In addition, customers whose businesses are disrupted by these errors, defects and bugs could bring claims against us which, even if unsuccessful, would likely be time-consuming and could result in costly litigation and payment of damages.

In order to increase the Company's international sales, the Company must increase the foreign language capacities of its products. If it is unable to do so, it may be unable to grow its revenue and execute its business strategy.

            The Company intends to expand its international sales, which requires a significant investment to create and refine different language models for each particular language or dialect. These language models are required to create versions of products that allow end users to speak the local language or dialect and be understood. If the Company fails to develop additional foreign language capacity of its products, its ability to address international market opportunities and to grow its business will be limited.

The Company may encounter difficulties in managing its growth, which could prevent it from executing its business strategy.

            The Company's growth has placed, and continues to place, a significant strain on its resources. To accommodate this growth, the Company must continue to upgrade a variety of operational and financial systems, procedures and controls and hire additional employees to support increased business and product development activity. This has resulted in increased responsibilities for the Company's management. The Company's systems, procedures and controls may not be adequate to support its operations. If the Company fails to improve its operational, financial and managerial information systems, or to hire, train, motivate or manage its employees, its business could be harmed.

The Company may incur a variety of costs to engage in future acquisitions of companies, products or technologies, and the anticipated benefits of those acquisitions may never be realized.

            The Company may make acquisitions of, or significant investments in, complementary companies, products or technologies, such as the recent purchase of assets from Force Computers, Inc. discussed elsewhere herein, although no material acquisitions or investments are currently pending. Any future acquisitions would be accompanied by risks such as:

          o difficulties in assimilating the operations and employees of acquired companies;

          o diversion of the Company's management's attention from ongoing business concerns;

          o    the Company's  potential  inability to maximize its financial and
               strategic  position  through  the  successful   incorporation  of
               acquired technology and rights into its products and services;

          o additional expense associated with amortization of acquired assets;

          o maintenance and implementation of uniform standards, controls, procedures and policies; and

          o impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees.

            The Company cannot guarantee that it will be able to successfully integrate any business, products, technologies or employees that it might acquire in the future, and its failure to do so could harm its business.

If the Company is unable to hire and retain technical, sales and marketing and operational employees, its business could be harmed.

            The Company intends to hire additional employees, including software engineers, sales and marketing employees and operational employees. Competition for hiring these individuals is intense, especially in the Salt Lake City area where the Company is headquartered, and it may not be able to attract, assimilate, or retain additional highly qualified employees in the future. The failure to attract, integrate, motivate and retain these employees could harm its business.

The Company's stock price is volatile, and an investor may not be able to resell its shares at or above the purchase price.

            In recent years, the stock market in general, and the OTC Bulletin Board and the securities of technology companies in particular, has experienced extreme price and trading volume fluctuations. These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies. These broad market fluctuations may materially adversely affect its stock price, regardless of operating results.

The Company's independent public accountants have included a "going concern" paragraph in their reports for the years ended December 31, 2001, 2000 and 1999.

            The independent public accountants' reports for the Company's financial statements for the years ended December 31, 2001, 2000 and 1999 include an explanatory paragraph regarding substantial doubt about the

Company's ability to continue as a going concern. This may have an adverse effect on the Company's ability to obtain financing to further develop and market its products.

The Company's operations and financial condition could be adversely affected by its failure or inability to protect its intellectual property or if its technologies are found to infringe the intellectual property of a third party.

            Dependence on proprietary technology

            The Company's success is heavily dependent upon its proprietary technology. Certain elements of the Company's Core Technologies are the subject of seven patents issued and allowed by the United States Patent and Trademark Office and 10 other patent applications which are pending. In addition to its patents, the Company relies on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. Such means of protecting the Company's proprietary rights may not be adequate because such laws provide only limited protection. Despite precautions that the Company takes, it may be possible for unauthorized third parties to duplicate aspects of its technologies or the current or future products or technologies of its business units or to obtain and use information that it regards as proprietary. Additionally, its competitors may independently develop similar or superior technology. Policing unauthorized use of proprietary rights is difficult, and some international laws do not protect proprietary rights to the same extent as United States laws. Litigation periodically may be necessary to enforce the Company's intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others.

            Risks of the Company's infringement upon the technology of unrelated parties or entities

            The Company is not aware and does not believe that any of its technologies or products infringe the proprietary rights of third parties. Nevertheless, third parties may claim infringement with respect to its current or future technologies or products or products manufactured by others and incorporating its technologies. The Company expects that developers of speech-enabled technologies increasingly will be subject to infringement claims as the number of products and competitors in the industry grows and the functionality of products in different industry segments overlaps. Responding to any such claims, whether or not they are found to have merit, could be time consuming, result in costly litigation, cause development delays, or require us to enter into royalty or license agreements. Royalty or license agreements may not be available on acceptable terms or at all. As a result, infringement claims could have a material adverse affect on its business, operating results, and financial condition.

The Company is subject to the risk that certain key personnel, including key scientific employees and independent contractors named below, on whom it depends, in part, for the Company's operations, will cease to be involved with the Company.

            The Company is dependent on the knowledge, skill and expertise of several key scientific and business development employees, including John A. Oberteuffer, Ph.D., Dale Lynn Shepherd, Mark Hamilton, R. Brian Moncur, Doug Jensen, Edward A. Bruckert, K. H. Loken-Kim, John E. Holmgren, Kirk Flygare and Kirk Feller.; independent contractors including C. Hal Hansen, Tony R. Martinez, Ph.D., Kenneth P. Hite and Rolf-Juergen Bruess; and executive officers, including Thomas A. Murdock, Roger D. Dudley and William A. Maasberg, Jr. The loss of any of the key personnel listed above could materially and adversely affect its future business efforts. Although it has taken reasonable steps to protect its intellectual property rights including obtaining non-competition and non-disclosure agreements from all of its employees and independent contractors, if one or more of the Company's key scientific employees, executive employees or independent contractors resigns from Fonix to join a competitor, to the extent not prohibited by such person's non-competition and non-disclosure agreement, the loss of such personnel and the employment of such personnel by a competitor could have a material adverse effect on the Company. The Company does not presently have any key man life insurance on any of the its employees except Mr. Dudley, for whom it carries a policy with a face amount of $4 million. The Company is the named beneficiary.

The Company's charter and bylaws and Delaware law contain provisions which may delay or prevent a change of control.

            Provisions of the Company's charter and bylaws may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of it. These provisions could limit the price that investors might be willing to pay in the future for shares of Class A common stock. These provisions include:

          o procedures for advance notification of stockholder nominations and proposals; and

          o the ability of the board of directors to alter the Company's bylaws without stockholder approval.

            In addition, the board of directors has the authority to issue up to 50,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The board of directors utilized this right when approving and issuing the Series A through Series F preferred stock. The issuance of preferred stock, while providing flexibility in connection with financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the Company's outstanding voting stock.

The Company has no dividend history and has no intention to pay dividends in the foreseeable future.

            The Company has never paid dividends on or in connection with any class of its common stock and does not intend to pay any dividends to common stockholders for the foreseeable future.

There may be additional unknown risks which could have a negative effect on the Company and its business.

            The risks and uncertainties described in this section are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial may also impair its business operations. If any of the foregoing risks actually occur, its business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of its Class A common stock could decline.


ITEM 2.                 PROPERTIES

            The Company owns no real property. Commencing in October 1996, the Company leased a 25,600 square foot facility in Draper, Utah, from an unaffiliated third party at which it conducts its principal scientific research, product development and sales and marketing activities. The Company's lease of that facility is for a term of eight years, with a right to terminate after five years, which right the Company did not exercise in 2001. Provided that the Company is not in default under the lease, the Company has the option to extend the lease for five additional years. The average base monthly lease payment over the eight-year life of the lease for that facility is $28,389.

            In addition to the Draper facility, the Company subleases office space at market rates under subleases from SCC Asset Management, Inc., formerly Studdert Companies Corporation ("SCC"). SCC is owned and controlled by three individuals, two of whom are executive officers and directors of the Company. (See "Certain Relationships and Related Transactions," and "Security Ownership of Certain Beneficial Owners and Management"). The two executive officers and a former executive officer of the Company have personally guaranteed these leases in favor of SCC's landlord. The leases expire December 2002 and February 2003 and require monthly rental payments of $10,368.

            The Company leases approximately 1,377 square feet of office space in Lexington, Massachusetts, where it conducts sales and marketing for its Core Technologies and product development for pen/voice products and other applications. This lease expires November 30, 2002 and requires monthly rental payments of $2,754. The Company has given the lessor proper notification of its intent to terminate the lease early and currently occupies the space on a month-to-month basis.

            Effective May 25, 1999, the Company entered into an agreement to sublease a Cupertino, California facility to an unrelated third party. The agreement requires the sublessee to pay the monthly rent of $35,432 directly to the lessor through the end of the lease term on May 31, 2003. In the event the sublessee fails to make timely payments, the Company could be required to cover deficiencies in payments.

            The Company believes that the facilities described above are adequate for its current operating needs.




ITEM 3.                 LEGAL PROCEEDINGS

            In November 1998, Fonix filed a suit against John R. Clarke and Perpetual Growth Fund, a company affiliated with Clarke, in Federal District Court for the Central District of Utah seeking a declaratory judgment that it did not owe any money to Clarke and Perpetual Growth relating to certain financing received by the Company during 1998 and thereafter. The case was tried in March 2001, after which the court ruled in favor of Fonix and determined that Clarke and Perpetual Growth had no claims for "trailing fees" with regard to the financings which were the subject of the suit. Clarke and Perpetual Growth have appealed the decision of the Utah federal district court to the United States Court of Appeals for the Tenth Circuit, but the appellate court has not yet rendered a decision. The Company believes that the claims of Clarke and Perpetual Growth are without merit and will continue to vigorously oppose those claims.

            The Company is involved in other claims and actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not materially affect the consolidated financial position, liquidity or results of operations of the Company.


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

            The second matter voted upon at the meeting was the approval of Arthur Andersen LLP as independent auditors for the Company. The results of the voting were 168,253,560 shares voted in favor, 835,205 shares against, and 284,210 shares withheld or abstaining.

            The third matter voted upon at the meeting was the approval of a proposed amendment to the Company's Certificate of Incorporation to increase the authorized capital stock of the Company to include 500,000,000 shares of Class A Common Stock. The results of the voting were 162,266,907 shares voted in favor, 6,663,363 shares against, and 442,705 shares withheld or abstaining.

                                     PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

            Fonix Class A common stock is listed on the OTC Bulletin Board under the trading symbol FONX. The following table shows the range of high and low sales price information for Class A common stock as quoted on the OTC Bulletin Board for the four quarters of calendar 2001 and 2000. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                 Calendar Year 2001             Calendar Year 2000
                               -----------------------       ----------------------
                               High           Low            High          Low
                               ----           -----          -----         ----

            First Quarter      $0.95          $0.31          $ 2.50        $ 0.25
            Second Quarter     $0.61          $0.28          $ 1.81        $ 1.00
            Third Quarter      $0.32          $0.06          $ 1.39        $ 0.50
            Fourth Quarter     $0.24          $0.07          $ 0.94        $ 0.28


            As of March 26 2002, there were 463,280,512, shares of Fonix Class A common stock outstanding, held by approximately 664 holders of record and 46,550 beneficial holders. This number of beneficial holders represents an estimate of the number of actual holders of the Company's stock, including beneficial owners of shares held in "nominee" or "street" name. The actual number of beneficial owners is not known to the Company.

            The Company has never declared any dividend on its Class A common stock and it is expected that earnings, if any, in future periods will be retained to further the development and sale of the Company's speech- enabling technologies and products. No dividends can be paid on the Class A common stock until such time as all accrued and unpaid dividends on outstanding preferred stock, if any, have been paid.


                 Recent Sales of Unregistered Equity Securities

            For the year ended December 31, 2001, the Company received $5,510,000 in funds drawn under the Equity Line, less commissions and fees of $165,300, and issued 26,353,141 shares of Class A common stock to the Equity Line investor. Subsequent to December 31, 2001, the Company received $2,756,836 in funds drawn under the Equity Line, less commissions and fees of $82,705, and issued 29,187,136 shares of Class A common stock to the Equity Line investor. The shares were issued without registration under the 1933 Act in reliance on
Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under registration statements on Form S-2.

            Between May 25, 2001 and December 31, 2001, the Company received $13,425,000 in funds drawn under the Second Equity Line, less commissions and fees of $497,750, and issued 118,013,005 shares of Class A common stock to the Equity Line investor. Subsequent to December 31, 2001, the Company received $4,643,164 in funds drawn under the Second Equity Line, less commissions and fees of $139,295, and issued 83,897,735 shares of Class A common stock to the Equity Line investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under registration statements on Form S-2.

ITEM 6.                 SELECTED FINANCIAL DATA

            The selected consolidated financial information set forth below is derived from the Company's consolidated balance sheets and statements of operations as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in this Report.


                                                                              For the Year Ended December 31,
                                                             2001           2000           1999           1998           1997
                                                        --------------  -------------  -------------  -------------  ------------
Statement of Operations Data:
Revenues                                                 $    607,644   $    656,853   $    439,507   $  2,604,724   $         --
Selling, general and administrative expenses               11,651,565     10,722,313      9,498,753      8,817,643     12,947,112
Product development and research                            8,119,924      5,871,414      7,909,228     13,060,604      7,066,294
Amortization of intangible assets                           2,453,491      2,457,829      2,588,896      1,712,267             --
Impairment loss on handwriting recognition technology       2,056,295             --             --             --             --
Purchased in-process research and  development                     --        474,000             --      9,315,000             --
Other expense, net                                           (173,221)    (3,991,348)    (3,698,789)    (6,507,245)    (1,558,678)
Loss from continuing operations                           (24,566,807)   (22,810,677)   (19,949,196)   (36,843,475)   (21,572,084)
Equity in loss of affiliate                                  (534,138)            --             --             --             --
Loss from discontinued operations                                  --             --     (2,187,080)    (6,275,307)             --
Gain (loss) on extraordinary items                                 --         49,448        473,857             --       (881,864)
Net loss                                                  (24,566,807)   (22,761,229)   (21,662,419)   (43,118,782)   (22,453,948)
Basic and diluted net loss per common share             $       (0.10)  $      (0.16)  $      (0.31)  $      (0.91)  $      (0.59)
Basic and diluted weighted average number of common       239,131,247    162,684,298     76,753,709     52,511,185     42,320,188
       shares outstanding



                                                                    As of December 31,
                                        ------------------------------------------------------------------------
                                           2001          2000            1999            1998          1997
                                        ------------  ------------  --------------  --------------  ------------
Balance Sheet Data:
Current assets                          $  1,244,767  $  3,752,210  $      480,885  $   20,638,070  $ 21,148,689
Total assets                              15,068,538    17,517,373      19,173,147      61,912,791    22,894,566
Current liabilities                        7,346,918     3,571,854       5,285,681      35,317,045    20,469,866
Long-term debt, net of current portion            --        19,767       3,971,107              --        52,225
Stockholders' equity                       7,721,620    13,925,752       8,086,359      24,765,746     2,372,475

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

Overview

            Since inception, Fonix has devoted substantially all of its resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other intelligent devices. Through December 31, 2001, the Company has incurred significant cumulative losses and losses are expected to continue until the effects of recent marketing and sales efforts begin to take effect, if ever. The Company continues to emphasize product delivery and sales while achieving technology upgrades to maintain its perceived competitive advantages.

            In its current marketing efforts, the Company seeks to form relationships with third parties who can incorporate speech-enabling technologies into new or existing products. Such relationships may be structured in any of a variety of ways including traditional technology licenses, collaboration or joint marketing agreements co- development relationships through joint ventures or otherwise, and strategic alliances. The third parties with whom Fonix presently has such relationships and with which it may have similar relationships in the future include developers of application software, operating systems, computers, microprocessor chips, consumer electronics, automobiles, telephony and other products.

Significant Accounting Policies

            The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant accounting policies and areas where substantial judgements are made include:

            Intangible and Long-lived Assets - Intangible assets consist of goodwill, purchased Core Technologies, customer relationships, trademarks and patents. Amortization is computed on a straight-line basis over the estimated useful lives, ranging from five to ten years.

            The carrying values of the Company's intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. If such an event occurred, the Company would project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset would not be recoverable, the carrying value would be reduced by the estimated excess of the carrying value over the projected discounted cash flows.

            During the fourth quarter of 2001, management of the Company determined that goodwill recorded in connection with its handwriting recognition ("HWR") technology was impaired due to the expiration or termination of related license agreements and insufficient funding to further develop or market the technology or pursue other prospects for future revenue generation. Accordingly, the unamortized balance of $2,056,295 was charged to expense in 2001.

            Management did not consider any of the Company's other intangible or long-lived assets to be impaired at December 31, 2001. However, should the Company's marketing and sales plans not materialize in the near term, the realization of the Company's intangible assets could be severely and negatively impacted. The accompanying consolidated financial statements have been prepared based on management's estimates of realizability, which estimates may change due to factors beyond the control of the Company.

            In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Accordingly, effective January 1, 2002, amortization of goodwill and intangible assets with indefinite lives will discontinue. Other intangible assets will continue to be amortized over their useful lives. The Company amortized $1,029,545 of goodwill for each of the years ended December 31, 2001, 2000 and 1999. Effective January 1, 2002, the Company will apply the requirements of SFAS No. 142, and management will perform an impairment test of goodwill and intangible assets with indefinite lives. The effect of the application of those requirements on the Company's financial position and results of operations has not been determined, but it could be material. Any transitional impairment loss will be recognized as a cumulative change in accounting principle.

            In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets." This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The application of these requirements is not expected to have a material effect on the Company's financial position and results of operations.

            Revenue Recognition - The Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" and related interpretations. The Company generates revenues from licensing the rights to its software products to end users and from royalties. The Company also generates service revenues from the sale of consulting and development services.

            Revenues from license, royalties and maintenance are recognized upon shipment of the software if there are no significant post-contract obligations. If significant post-contract obligations exist, revenues are recognized when those obligations have been satisfied. Revenues from development and consulting services are recognized as the services are completed.

            Cost of revenues from license, royalties and maintenance consists of costs to distribute the product (including the cost of the media on which it is delivered), installation and support personnel compensation, licensed technology and other related costs. Cost of service revenues consists of personnel compensation, licensed technology and other related costs.

            Stock-based Compensation Plans - The Company accounts for its stock-based compensation issued to employees and directors under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the measurement date is below the fair value of the Company's common stock, and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the quoted fair value of the Company's common stock, and is recognized on the date of award or purchase. SFAS No. 123, "Accounting for Stock Based Compensation", requires pro forma information regarding net loss and net loss per common share as if the Company had accounted for its stock options granted under the fair value method.

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

            The estimated fair value of stock-based compensation issued to non-employees is subject to assumptions made regarding risk-free interest rates, expected exercise lives and volatility. Actual results could differ from these estimates.

            Imputed Interest Expense and Income - Interest is imputed on long-term debt obligations and notes receivable where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics.

Results of Operations

2001 Compared to 2000

            During 2001, the Company recorded revenues of $607,644, a decrease of $49,209 from $656,853 for 2000. The decrease in 2001 was due in part to the poor economic conditions in the telecommunications sector of the economy, where much of the Company's revenue has been generated in the past. Furthermore, sales and marketing efforts have not yet increased revenues, in spite of considerable progress in developing partnerships in key markets. Also, certain advance payments received for royalties have not yet been recognized.

            Selling, general and administrative expenses were $11,651,565 for 2001 and $10,722,313 for 2000, an increase of $929,252. The change is a result of increases of $1,492,025 in compensation-related expenses due to personnel added for sales and marketing efforts, $199,012 in occupancy costs, $496,518 in legal fees related to acquisition, regulatory filing, litigation and other general corporate activities, $480,452 in travel-related expenses and $421,550 in promotion and advertising expenses resulting from increased sales and marketing efforts. These increases were offset, in part, by a decrease of $2,033,024 in consulting and outside services incurred in 2000 but not repeated in 2001 and a decrease of $51,731 in other operating expenses.

            The Company incurred research and product development expenses of $8,119,924 during 2001, an increase of $2,248,510 from 2000. The greatest portion of this increase was a result of $2,043,181 in additional compensation-related expenses incurred by adding engineering and product development personnel for development of product applications and solutions. In addition to this increase, $299,864 of additional expenses were incurred by consultants and outside services in development of speech-enabling applications and solutions for customers. Future development efforts will continue to focus on product applications and solutions utilizing the speech-enabling technologies developed to date.

            In 2001, the Company recognized an impairment of goodwill related to HWR technology that was acquired in 1998. Without immediate customer prospects, the Company has chosen not to provide further funding to develop the market or the HWR technology at this time. Accordingly, management has determined that the related goodwill is impaired and the unamortized balance of $2,056,295 was expensed in 2001 . Even though the value of this technology has been reduced to $0 for financial reporting purposes, the Company will continue to evaluate opportunities for licensing this technology to others in the future.

            Net other expense was $173,221 for 2001, a decrease of $3,818,127 from 2000. Financing activities in 2001 were accomplished through equity lines of credit rather than debt securities or preferred stock. Accordingly, interest expense incurred in 2001 was $3,968,773 less than in 2000. A beneficial conversion feature of $3,447,623 was recorded in 2000 in connection with the issuance of a convertible promissory note, along with other interest incurred on the obligation. Interest income decreased by $58,910 due to lower cash balances maintained throughout the year.

2000 Compared to 1999

            The results of operations disclosed below give effect to the sale of the Company's Healthcare Solutions Group ("HSG") in September 1999 and the classification of the HSG's net assets and operating activities as discontinued operations.

            During 2000, the Company recorded revenues of $656,853, an increase of $217,346 from $439,507 for 1999. The increase in 2000 resulted primarily from increased activity in licensing of TTS channels in telephony applications.

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

            Net other expense was $3,991,348 for 2000, an increase of $292,559 from 1999. Interest income increased by $44,260 from earnings on the funds held in escrow in connection with the sale of the HSG. Interest and related finance charges increased by $367,644 as a result of debt financing activities. Included in interest expense are charges resulting from beneficial conversion features incurred in connection with a convertible promissory note in the amount of $3,447,623 in 2000 and the Series C convertible debentures in the amount of $1,750,000 in 1999.

Selected Quarterly Operations Data

            The following tables set forth selected unaudited statement of operations data for each of the quarters in the years ended December 31, 2001 and 2000. This data has been derived from the Company's unaudited financial statements that have been prepared on the same basis as the audited financial statements and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in connection with the financial statements and the related notes. The Company's quarterly operating results have varied substantially in the past and may vary substantially in the future.

Conclusions about the Company's future results for any period should not be drawn from the selected unaudited statement of operations data, either for any particular quarter or taken as a whole.



                                                                         For the Quarter Ended
                                                       ---------------------------------------------------------------
                                                            March 31,       June 30,     September 30,    December 31,
                                                              2001            2001           2001             2001
                                                       ---------------  -------------  ---------------  --------------
                                                                                 (Unaudited)

Net sales                                              $       132,713  $     107,568  $       265,646  $      101,717
Loss before equity in loss of affiliate and
     extraordinary item                                    (4,248,617)    (6,349,338)      (5,744,452)     (7,690,262)
Net loss                                                   (4,248,617)    (6,543,765)      (5,931,343)     (7,843,082)
Basic and diluted loss before extraordinary
item per common share                                           (0.02)         (0.03)           (0.02)          (0.03)
Basic and diluted loss per common share                         (0.02)         (0.03)           (0.02)          (0.03)



                                                                            For the Quarter Ended
                                                       ---------------------------------------------------------------------
                                                          March 31,         June 30,       September 30,       December 31,
                                                            2000              2000              2000               2000
                                                       --------------   --------------   ----------------   ----------------
                                                                                     (Unaudited)

Net sales                                              $       56,447   $      143,825   $        172,222   $        284,359
Loss before equity in loss of affiliate and
     extraordinary item                                   (5,819,130)      (4,778,159)        (8,451,438)        (3,761,950)
Net loss                                                  (5,787,153)      (4,731,272)        (8,451,438)        (3,791,366)
Basic and diluted loss before extraordinary
item per common share                                          (0.06)           (0.03)             (0.05)             (0.02)
Basic and diluted loss per common share                        (0.06)           (0.03)             (0.05)             (0.02)


Liquidity and Capital Resources

            The Company must raise additional funds to be able to satisfy its cash requirements during the next 12 months. Research and development, corporate operations and marketing expenses will continue to require additional capital. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements until such time as the Company is able to enter into additional third-party licensing, collaboration or co-marketing arrangements such that it will be able to finance ongoing operations from license, royalty and sales revenue. There can be no assurance that the Company will be able to enter into such agreements. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of the Company in connection with such financing could result in substantial additional dilution to the stockholders of the Company.

            The Company had negative working capital of $6,102,151 at December 31, 2001, compared to minimal working capital of $180,356 at December 31, 2000. The current ratio was 1:5.9 at December 31, 2001, compared to 1.05:1 at December 31, 2000. Current assets decreased by $2,507,443 from December 31, 2000 to December 31, 2001. Current liabilities increased by $3,775,064 to $7,346,918 during the same period. The change in working capital reflects, in part, the use of the funds released from an escrow relating to the sale of the HSG in March 2001, plus an increase in current obligations related to notes payable issued in connection with the purchase of assets from Force Computers, Inc. and the investment in Audium Corporation. Total assets were $15,068,538 at December 31, 2001, compared to $17,517,373 at December 31, 2000, the decrease resulting primarily from amortization of intangible assets.

Convertible Notes Receivable

            Through November 30, 2001, the Company loaned $455,000 under the terms of convertible promissory notes to an unrelated entity (the "Borrower") with whom the Company is engaged in development activities. The notes were unsecured, bore interest at an annual rate of 7.5 percent, and were to mature 120 days from the issuance date of each note. The Borrower is a provider of natural-language-understanding solutions for CRM applications. Fonix speech-enabling technology is a component of these solutions.

            On December 1, 2001, the Company established a revolving line of credit and convertible promissory note that permits the Borrower to draw up to $1,000,000 for operations and other purposes, including the amounts loaned under the initial convertible promissory notes. Effective February 1, 2002, the line of credit and convertible promissory note were increased to $2,000,000. Draws are subject to the approval of Fonix, bear interest at an annual rate of seven percent, which interest is payable quarterly beginning June 30, 2002, and are secured by intellectual property and other assets of the Borrower. The unpaid principal, together with interest accrued thereon, is due and payable on December 31, 2002, and is convertible into common shares of the Borrower at the Company's option. Based upon borrowings through December 31, 2001, such conversion would represent approximately a five percent ownership of the Borrower.

            In December, the Borrower drew an additional $175,000 on the convertible promissory note, bringing the total outstanding balance to $630,000 as of December 31, 2001. Subsequent to December 31, 2001 through March 26, 2002, the Borrower drew an additional $505,000 under the terms of the convertible promissory note.

Investment In Audium Corporation

            In February 2001, the Company entered into a collaboration agreement with Audium Corporation to provide an integrated platform for generating Voice XML solutions for Internet and telephony systems. Audium is a mobile application service provider that builds and operates mobile applications that allow access to Internet information and to complete online transactions using any telephone. The collaboration includes integration of the Company's technologies with Audium's mobile applications development capability.

            Note Receivable - In connection with the collaboration agreement with Audium, in February and May 2001, the Company advanced an aggregate of $400,000 to Audium as a bridge loan (the "Audium Note"). The loan bears interest at a rate of 5 percent per year, has a term of four years and is convertible into shares of Audium Series A Convertible Preferred Stock ("Audium Preferred Stock"). The Audium Note is convertible into shares of Audium Preferred Stock at a price of $1.46 per share in the event of (i) Audium raising an additional $2,000,000 prior to October 6, 2002, (ii) Audium's merger or consolidation,
(iii) a qualified public offering of Audium common stock, (iv) an event of default under a note payable from Fonix (see Fonix Note below), or (v) Audium's aggregate gross revenues for the months of January through June 2003 exceeding $1,000,000. The Audium Note is secured by Audium's intellectual property. Further, at the closing, Audium granted the Company a fully paid, worldwide, non- exclusive license to Audium's software to make, manufacture, and use the software and any derivative works if Audium declares bankruptcy or ceases to do business.

            Management determined that a 12 percent annual interest rate better reflects the risk characteristics of the Audium Note. Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $302,909. For the year ended December 31, 2001, the Company recorded interest income of $29,663, including contractual and imputed interest. As of December 31, 2001, the balance of the Audium Note was $322,309, net of the unaccreted discount.

            Investment - On April 11, 2001, the Company closed a stock purchase agreement with Audium, wherein the Company agreed to purchase up to $2,800,000 of Audium Preferred Stock at a price of $1.46 per share. At closing the Company paid $200,000 in cash and gave Audium a non-interest bearing note (the "Fonix Note") for the remaining $2,600,000 (see below). Each share of Audium Preferred Stock is convertible into one share of Audium's common stock. The stock purchase agreement also entitles Fonix to elect one member of Audium's board of directors. Audium also granted Fonix certain registration rights which become effective after the closing of a public offering by Audium.

            On April 11, 2001, and through December 31, 2001, the Company's investment in Audium represented 26.7 percent of the Audium's voting stock. As a result, the Company accounts for its investment in Audium using the equity method of accounting. Accordingly, the Company recognized a loss of $534,138 in the consolidated statements of operations consisting of $259,414 related to the Company's share of Audium's net loss for the period from April 11, 2001 through December 31, 2001 and $274,724 for the amortization of the difference between the purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit that is amortized on a straight-line basis over a period of eight years.

            A summary of the results of Audium's operations for the period from April 11, 2001 through December 31, 2001 and net assets (liabilities) as of December 31, 2001 is as follows:

                                                    (Unaudited)
  Net sales                                       $    434,859
  Loss from operations                                 959,285
  Net loss                                             971,583

  Current assets                                       591,646
  Total assets                                         832,670
  Current liabilities                                  604,677
  Total liabilities                                  1,027,272
  Net assets (liabilities)                            (194,602)

            Note Payable - The Fonix Note is payable in 13 monthly installments of $200,000 beginning on June 1, 2001, and bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. No events of default have occurred to date.

            At closing, Audium issued 14 share certificates to Fonix, each certificate for 136,986 shares of Audium Preferred Stock, and delivered one certificate in exchange for the initial payment of $200,000. The remaining certificates are held by Audium as collateral for the Fonix Note under the terms of a security agreement. For each monthly payment of $200,000 or multiple payments that aggregate $200,000, Audium will release to Fonix one certificate for 136,986 shares of Audium Preferred Stock.

            Through September 30, 2001, three payments of $200,000 were made on the Fonix Note. Effective October 1, 2001, the terms of the Fonix Note were modified to reduce the monthly payments to the following amounts: $75,000 for September 2001, $100,000 for October 2001, $125,000 for November 2001 and $150,000 for December 2001 and January 2002. Thereafter, monthly payments of $200,000 are scheduled through August 2002.

No other terms of the original Fonix Note were affected by the modification. Subsequent to December 31, 2001, payments amounting to $550,000 have been made as required by the modified terms.

            Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent and the Company recorded a present value of $2,370,348 for the note payable. For the year ended December 31, 2001, the Company recorded interest expense of $164,405 related to this note.

Promissory Note

            On December 14, 2001, the Company entered into an Asset Purchase Agreement with Force Computers, Inc. As part of the consideration for the purchase price Fonix issued a non-interest bearing promissory note in the amount of $1,280,000. Management determined that a seven percent annual interest rate reflects the risk characteristics of the this promissory note. Accordingly, interest has been imputed at seven percent and the Company recorded a discount of $40,245 for the note payable. From the purchase date through December 31, 2001, the Company recorded interest expense of $4,098 related to this promissory note.

            As collateral for the promissory note, 7,000,000 shares of the Company's Class A common stock were placed into escrow. Under the terms of the escrow, the shares will not be released to Force unless the Company is delinquent or late with respect to any payment under the Note. Also, under the terms of the Asset Purchase Agreement, Fonix is required to deposit all receipts from customers acquired in this transaction into a joint depository account. Fonix has the right to withdraw such funds; however, in the event of default on any payments to Force under the terms of the promissory note, Force has the right to withdraw funds from the depository account until the deficiency in payment is covered, at which time, Fonix may again have use of the funds. To date, required payments have been made when due.

Notes Payable

            The Company had unsecured demand notes payable to former stockholders of an acquired entity in the aggregate amount of $77,625 outstanding as of December 31, 2001. During 2000, certain holders of these notes made demand for payment. The Company is attempting to negotiate a reduced payoff of these notes.

Preferred Stock

            During 2001, 164,500 shares of Series D convertible preferred stock and related accrued dividends were converted into 13,978,440 shares of Class A common stock. As of December 31, 2001, there were no shares of Series D preferred stock outstanding.

            During 2001, 6,073 shares of Series F convertible preferred stock and related accrued dividends were converted into 519,067 shares of Class A common stock. As of December 31, 2001, there were no shares of Series F preferred stock outstanding.

Equity Lines of Credit

            On August 8, 2000, the Company entered into a Private Equity Line Agreement ("Equity Line") with a private investor ("Equity Line Investor") that gives the Company the right to draw up to $12,500,000 for operations and other purposes, through a mechanism of draws and puts of stock. The Company is entitled to draw funds and to "put" to the Equity Line Investor shares of Class A common stock in lieu of repayment of the draw. The number of shares issued is determined by dividing the dollar amount of the draw by 90 percent of the average of the two lowest closing bid prices of Class A common stock over the seven trading-day period following the date the put notice is tendered. The Equity Line Investor is required to fund the amounts requested by the Company within two trading days after the seven trading-day period.

            During 2001, draws against the Equity Line in the amount of $5,510,000 were converted into 26,353,141 shares of Class A common stock. Subsequent to December 31, 2001, additional draws amounting to $2,756,836 were converted into 29,187,136 shares of Class A common stock. As of March 26, 2002, $259,657 remain available to be drawn on the Equity Line.

            On April 6, 2001, the Company entered into a second private equity line agreement (the "Second Equity Line") with the same Equity Line Investor. Under the Second Equity Line, the Company has the right to draw against an equity line of credit up to $20,000,000 under terms that are substantially similar to the terms of the initial Equity Line.

            From the inception of the Second Equity Line through December 31, 2001, draws taken under the Second Equity Line amounted to $13,425,000 and were converted to 118,013,005 shares of Class A common stock. Subsequent to December 31, 2001, additional draws amounting to $4,643,164 were converted into 83,897,735 shares of Class A common stock. As of March 26, 2002, $1,931,836 remain available to be drawn on the Second Equity Line.

Stock Options and Warrants

            During 2001, the Company granted options to purchase 8,134,950 shares of Class A common stock at exercise prices ranging from $0.07 to $0.73 per share. All options were granted at the quoted market price at the date of grant. Of the options granted during this period, 1,233,000 vested immediately, 625,000 vest over 18 months, and the balance of 6,276,950 vest over the three years following issuance. If not exercised, all options expire within ten years from the date of grant. As of December 31, 2001, the Company had options outstanding to purchase 24,078,813 shares of Class A common stock.

            The Company's option plans provide for stock appreciation rights that allow the grantee to receive shares of its Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of the Company's stock at the date of exercise. As of December 31, 2001, there are options to purchase 33,334 shares of Class A common stock outstanding which provide for stock appreciation rights. These options have an exercise price of $1.00 per share. If not exercised by September 2002, the options with these rights will expire.

            As of March 26, 2002, the Company had warrants to purchase a total of 2,675,000 shares of Class A common stock outstanding.

Summary of Contractual Obligations

            The following summary reflects payments due under long-term obligations as of December 31, 2001:

Contractual Obligations                                 Payments Due By Year
                                         Total             Less Than One         One to Three
Notes payable                            $   2,907,625        $    2,907,625     $              --
Capital lease obligations                       20,310                20,310                    --
Operating lease obligations                  1,693,255               881,224               812,031
                                         -------------        --------------     -----------------
Total contractual cash obligations       $   4,621,190        $    3,809,159     $         812,031
                                         =============        ==============     =================

Other

            The Company presently has no plans to purchase new research and development or office facilities.

                                     Outlook

Corporate Objectives and Technology Vision

            The Company's objective is that its Core Technologies become the platform for the next generation of speech-enabling applications and products. Most speech recognition products offered by other companies are based on technologies that are largely in the public domain and represent nothing particularly "new" or creative. The Fonix Core Technologies are based on proprietary technology that is protected by various patents and trade secrets. Management believes the Company's speech-enabling technologies provide a superior competitive advantage compared to other technologies available in the marketplace. In order to accomplish this objective, the Company intends to proceed as follows:

            Substantially Increase Marketing and Sales Activities. The Company intends to hire additional sales and marketing personnel, both domestically and internationally, who will focus on the automotive embedded and wireless mobile markets, computer telephony and server solution markets and personal software for consumer applications. To address global opportunities, the Company will continue to develop or acquire additional speech-enabling products and technologies for foreign languages and dialects. Fonix will also make a significant investment in the "Powered by Fonix" Partner Program in order to build sales and marketing opportunities with software developers, resellers and corporate partners.

            Expand Strategic Relationships. The Company has a number of strategic collaboration and marketing arrangements with developers and VARs. The Company intends to expand such relationships and add additional similar relationships, specifically in the mobile communications, PDA, IVR and Internet portal markets. As s.Manager becomes increasingly recognized as a dynamic development platform, Fonix expects s.Manager to be the product around which many of these relationships are structured. Further, when the Company is able to identify "first mover" speech-enabling applications in which it can integrate its Core Technologies, the Company intends to investigate investment opportunities in order that the Company can obtain preferred or priority collaboration rights.

            Continue to Develop and Enhance the Core Technologies. The Company plans to continue to invest significant resources in the development and acquisition of speech-enabling technologies, developer tools and development frameworks to maintain its competitive advantages.

            As the Company proceeds to implement its strategy and to reach its objectives, it anticipates further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments. The strategy adopted by the Company has significant risk and shareholders and others interested in the Company and its Class A common stock should carefully consider the risks set forth under the heading "Certain Significant Risk Factors" in Item 1, Part I, above.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


 Index to Consolidated Financial Statements:


 Report of Independent Public Accountants                                   F-2


 Consolidated Balance Sheets as of December 31, 2001 and 2000               F-3


 Consolidated Statements of Operations for the Years Ended
     December 31, 2001, 2000 and 1999                                       F-4


 Consolidated Statements of Stockholders' Equity for the Years
     Ended December 31, 2001, 2000 and 1999                                 F-5


 Consolidated Statements of Cash Flows for the Years Ended December
     31, 2001, 2000 and 1999                                                F-6


 Notes to Consolidated Financial Statements                                 F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            During the years ended December 31, 2001, 2000 and 1999, and through the date hereof, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

                                    PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

            The following table sets forth certain information concerning the executive officers and directors of the Company as of March 26, 2002:

 Name                                           Age                     Position

Thomas A. Murdock (1)*                          58                      Director, President & Chief Executive Officer
Roger D. Dudley         (2)*                    49                      Director, Executive Vice President & Chief Financial Officer
John A. Oberteuffer, Ph.D.                      61                      Director, Vice President & Chief Technology Officer
William A. Maasberg, Jr (1) (2)                 62                      Director, Chief Operating Officer
Mark S. Tanner (1) (2)                          47                      Director

             (1) Member, Compensation Committee
             (2) Member, Audit Committee
             *    Committee Chairman

             All directors hold office until the next annual meeting of the stockholders of the Company or until their successors have been elected and qualified. The officers of the Company are elected annually and serve at the pleasure of the Board of Directors.

               THOMAS A. MURDOCK is a co-founder of the Company and has served as an executive officer and member of the Company's board of directors since June 1994. He has been the Company's chief executive officer since January 26, 1999. Mr. Murdock also has served as president of SCC Asset Management Inc., formerly Studdert Companies Corporation ("SCC"), a related party, since 1992. For much of his career, Mr. Murdock was a commercial banker and a senior corporate executive with significant international emphasis and experience. Mr. Murdock also serves as a director of KLS Enviro Resources, Inc.("KLS") and SCC.

               ROGER D. DUDLEY is a co-founder of the Company and has served as an executive officer and member of the Company's board of directors since June 1994. Mr. Dudley currently serves as the Company's executive vice president and chief financial officer. After several years at IBM in marketing and sales, he began his career in the investment banking industry. He has extensive experience in corporate finance, equity and debt private placements and asset management. Mr. Dudley also serves as a director of KLS and SCC and Audium Corporation.

               JOHN A. OBERTEUFFER, Ph.D. has been a director of the Company since March 1997, vice president since January 1998 and chief technology officer since March 2001. He is the founder and former president of Voice Information Associates, Inc. ("VIA"), a consulting group that publishes the monthly newsletter, ASRNews. Dr. Oberteuffer also is president of the American Voice Input/Output Society ("AVIOS"). He was formerly vice president of Voice Processing Corp. (now merged with Voice Control Systems, Inc.), and also was founder and CEO of Iris Graphics, which was acquired by Seitex Corp. Dr. Oberteuffer received his bachelor's and master's degrees from Williams College, and his Ph.D. in Physics from Northwestern University. He was a member of the research staff at Massachusetts Institute of Technology for five years.

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

               MARK S. TANNER became a director of the Company in November 1999. Mr. Tanner is currently self- employed as a consultant and was recently the chief financial officer and senior vice president of finance and administration for Mrs. Fields' Original Cookies, Inc. Mr. Tanner spent nine years at PepsiCo, where he was chief financial officer for Pepsi International's operations in Asia, the Middle East, and Africa. He was vice president of strategic planning for Pepsi North America, as well as chief financial officer for Pepsi North America's Pepsi East Operations. Mr. Tanner also spent ten years with United Technologies Corporation in various capacities, including director of corporate development. Mr. Tanner holds a B.A. in economics from Stanford University and an M.B.A. in Finance and Accounting from the University of California at Los Angeles.

                      Significant Employees and Consultants

             In addition to the officers and directors identified above, the Company expects the following individuals to make significant contributions to the Company's business during 2002.

             ROLF-JUERGEN BRUESS is senior advisor for strategic implementation and marketing. He has over 20 years of senior and management experience in semiconductors, communications, consumer and automotive electronics, strategic technical marketing and sales with Siemens AG and Mannesmann VDO. He managed 1,500 world-wide engineering and sales personnel achieving $750 million in annual sales.

             KURT FLYGARE is vice president of sales and joined the Company in January 2001. He was previously senior vice president of sales business development at NetPartner Inc. Prior to NetPartner, he spent three years with Baan Company in various executive positions, including vice president of sales and indirect channel, North America, and director of sales and business partner alliances, North America. Previous sales experience includes positions with Corel, Novell, Inc., and WordPerfect Corporation. Mr. Flygare received his B.S. in Business from Brigham Young University.

             KIRK M. FELLER is vice president and general manager of consumer applications and joined the Company in January 2001. He was previously senior vice president of marketing at NetPartner Inc. Prior to NetPartner, he co-founded HighAltitude Sales and Marketing, where he managed and directed sales, advertising, and marketing efforts. Other prior experience includes two years with Zebra Technologies as director of channel sales and marketing, and ten years at WordPerfect Corporation and Novell, Inc., where he held various positions, including regional director of channel sales and marketing. Mr. Feller is a graduate of Brigham Young University, where he received a B.S. degree in Business.

             D. LYNN SHEPHERD is vice president and general manager of embedded automotive and wireless and mobile applications and has been employed by the Company since 1997. He was employed by Synergetics from 1992 to March 13, 1997. Before his employment with Synergetics, he was employed with Mentorgraphics where he acted as a software systems architect in automatic semiconductor design. Before Mentorgraphics, he worked on a contract basis with Signetics, Inc. Mr. Shepherd graduated from Brigham Young University with a Bachelor of Science Degree in Electrical Engineering. He also received a Masters of Business Administration from Brigham Young University.

            J. MARK HAMILTON is vice president and general manager of computer telephony and server solutions and has been employed by the Company since 1997. Previously, he was employed by Synergetics from 1996 to March 13, 1997. He has been a project leader in developing the Company's SDK System and has worked on the Company's portable voice project. Before his employment with Synergetics, he was employed by Intelligent Technologies, Inc., where he helped form the company and designed and developed the educational software product called IntelliBots for Macintosh and Windows. Mr. Hamilton graduated from Brigham Young University with a Bachelor of Science in Electrical Engineering.

            R. BRIAN MONCUR is director of core technologies Implementation and has been with the Company since 1997. He was previously employed by Synergetics from 1992 to March 13, 1997. Before his employment with Synergetics, he was employed by Signetics, Inc. and Mentorgraphics, where he was a senior process engineer and software development engineer. Mr. Moncur graduated from Brigham Young University with a Bachelor of Science degree in chemical engineering.

            DOUGLAS A. JENSEN is director of embedded product development and has been with the Company since 1997. Previously, he was employed by Novell as strategic engineer between Novell and Intel. He also worked for North American Philips. Mr. Jensen graduated from Brigham Young University with a Bachelor of Science Degree in Electrical Engineering.

            JOHN E. HOLMGREN is director of business development and has been employed by Fonix since August 2001. Previously, he worked with Lucent Speech Solutions group as manager of business development, focused on developing and marketing speech products for ISV, enterprise and service provider markets. He also fulfilled similar business development and product manager functions for other units of Lucent Technologies, Bell Labs and AT&T Direct Services Division. Mr Holmgren graduated from the University of Wisconsin with a Bachelor of Science in Psychology and from Stanford University with a Ph.D. in Mathematical Psychology.

            K.H. LOKEN-KIM is vice president and general manager of Fonix Asia and has been employed by Fonix since 1998. Previously, he was employed as a senior researcher at Fujitsu Laboratories in Akashi, Japan, where he was in charge of multimodal human-computer information processing research projects. He has over 20 years of related experience in telecommunications, including a four-year assignment at the Advanced Telecommunications Research Institute. Mr. Loken-Kim has a Bachelor of Arts in Metallurgical Engineering from Han Yang University in Seoul, Korea, a Master of Science in Industrial Engineering from North Carolina A&T State University, and a Ph.D. in Industrial Engineering from North Carolina State University.

            EDWARD A. BRUCKERT is an advisory scientist and has been employed by Fonix since December 2001. Previously, he was employed by Force Computers, Inc. and Digital Equipment Corporation as the technical leader for the DECtalk text-to-speech product. His experience includes 31 years of work in speech synthesis and hardware engineering. Mr. Bruckert graduated from the University of Massachusetts with a Bachelor of Science in Electrical Engineering and a Bachelor of Science in Computing Engineering.

            C. HAL HANSEN is an independent consultant and is co-inventor of the Company's automated speech recognition technologies. He is chairman and CEO of Synergetics, IMC2, and Adiva Corporation. For approximately 14 years, he was employed by Signetics, Inc. in various capacities, including test equipment engineer, characterization engineer, product engineer, and electronic specialist. He was involved in the design, fabrication and release of layout design for PC boards and interfaces. In 1991, Mr. Hansen founded Synergetics, were he continues to have direct leadership with respect to new product development and engineering. IMC2 currently provides consulting in research and development to the Company in the area of ASR. Mr. Hansen holds a degree in electronics from the Utah Trade Technical Institute of Provo, Utah.

            TONY R. MARTINEZ, Ph.D. is a senior consulting scientist for the Company's neural network development. He is an associate professor of Computer Science at Brigham Young University and currently heads up the Neural Network and Machine Learning Laboratory in the Brigham Young University Ph.D./MS program. His principal research is in neural networks, machine learning, ASOCS, connectionist systems, massively parallel algorithms and architectures, and non-von Neuman computing methods. He is associate editor of the Journal of Artificial Neural Networks. Dr. Martinez received his Ph.D. in computer science at University of California at Los Angeles in 1986.

            KENNETH P. HITE is a consultant for the Company. He is developing the pen-voice user interface for the Windows 98 platform which involves integrating Fonix's HWR and ASR technologies for use in pen tablet computers. He has 14 years programming experience and has worked on a contract assignment for Modis Inc. He attended Northeastern University and has taken courses in management information systems.

            None of the executive officers or directors of the Company is related to any other officer or director of the Company.

ITEM 11.                EXECUTIVE COMPENSATION

            The following table sets forth information concerning the compensation paid to all persons serving as the Company's chief executive officer and the Company's most highly compensated executive officers other than its chief executive officer who were serving as executive officers at December 31, 2001 and whose annual compensation exceeded $100,000 during such year (collectively the "Named Executive Officers"):

Summary Compensation Table

                                                                 Annual Compensation           Long-Term Compensation
                                                                                Other
                                                                               Annual           Securities Underlying
Name and Principal Position                     Year         Salary             Bonus              Options/ SARs(5)
---------------------------                     -----      ----------    ----------------        --------------------

Thomas A. Murdock (1)                           1999       $316,574                  -                        0/0
Chief Executive Officer &  President            2000       $320,804                  -                1,850,000/0
                                                2001       $315,057                  -                  700,000/0

Roger D. Dudley (1)                             1999       $317,764                  -                        0/0
Executive Vice President & Chief                2000       $320,845                  -                1,850,000/0
   Financial Officer                            2001       $314,895                  -                  700,000/0

William A. Maasberg, Jr.                        2000       $208,411                  -                  550,000/0
Chief Operating Officer                         2001       $226,584                  -                  450,000/0

John A. Oberteuffer                             1999       $199,238                  -                        0/0
Vice President & Chief                          2000       $227,348                  -                  350,000/0
    Technology Officer                          2001       $234,716                  -                  450,000/0


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

                    Each executive employment agreement contains a non-disclosure, confidentiality, non-solicitation and non-competition clause. Under the terms of the non-competition clause, each executive has agreed that for a period of one year after the termination of his employment with the Company the executive will not engage in any capacity in a business which competes with or may compete with the Company.

            (2) The Company has an employment agreement with Mr. Maasberg that was effective February 1, 2000. The terms of the agreement establish the annual base salary of $225,000, which may be adjusted upward in future years as deemed appropriate by the board of directors. Mr. Maasberg is entitled to customary insurance benefits, office and support staff. In addition, if any executive is terminated without cause during the contract term then all salary then and thereafter due and owing under the employment agreement shall, at the executive's option, be immediately paid in a lump sum payment to the executive officer and all stock options, warrants and other similar rights granted by the Company and then vested or earned shall be immediately granted to the executive officer without restriction or limitation of any kind. The expiration date is January 31, 2003.

                    The employment agreement contains a non-disclosure, confidentiality, non-solicitation and non- competition clause. Under the terms of the non-competition clause, Mr. Maasberg has agreed that for a period of 18 months after the termination of his employment with the Company the executive will not engage in any capacity in a business which competes with or may compete with the Company.

            (3) The Company has an employment agreement with Mr. Oberteuffer that was effective February 1, 2000 and subsequently amended effective April 1, 2001. The terms of the agreement establish the annual base salary of $235,000, which may be adjusted upward in future years as deemed appropriate by the board of directors. Mr. Oberteuffer is entitled to customary insurance benefits, office and support staff, and the use of an automobile. In addition, if any executive is terminated without cause during the contract term then all salary then and thereafter due and owing under the employment agreement shall, at the executive's option, be immediately paid in a lump sum payment to the executive officer and all stock options, warrants and other similar rights granted by the Company and then vested or earned shall be immediately granted to the executive officer without restriction or limitation of any kind. The expiration date is January 31, 2003.

                    The employment agreement contains a non-disclosure, confidentiality, non-solicitation and non- competition clause. Under the terms of the non-competition clause, Mr. Oberteuffer has agreed that for a period of 18 months after the termination of his employment with the Company the executive will not engage in any capacity in a business which competes with or may compete with the Company.

            (4) All options granted in 2001, 2000 and 1999 were granted pursuant to the Company's 1998 Stock Option Plan.

                        Option Grants in Fiscal Year 2001


                                                                                       Potential Realizable
                                                                                         Value at Assumed
                                                                                          Annual Rates of
                                                                                            Stock Price
                                                                                           Appreciation for
                                            Individual Grant                                Option Term


     (a)                       (b)          (c)               (d)           (e)         (f)           (g)
                            Number of
                             Securities     %  of Total
                           Underlying        Options to    Exercise
                              Options        Employees      Price       Expiration
  Name                      Granted (#)    in Fiscal Year  ($/Share)        Date         5%            10%
------------------------  ---------------  --------------- ---------  --------------  ----------  ---------------

Thomas A. Murdock             700,000         8.6%          $0.14         12/07/11     $61,632         $156,187

Roger D. Dudley               700,000         8.6%          $0.14         12/07/11     $61,632         $156,187

William A. Maasberg           450,000         5.5%          $0.14         12/07/11     $39,620         $100,406

John A. Oberteuffer, Ph D.    450,000         5.5%          $0.14         12/07/11     $39,620         $100,406





                                  Aggregated Option/SAR Exercises in Last Fiscal Year
                                    and Related December 31, 2001 Option/SAR Values

            (a)                 (b)            (c)                      (d)                                 (e)
                                                               Number of Securities                      Value of
                              Shares                          Underlying Unexercised                   In-the-Money
                             Acquired                              Options/SARs                       Options/SARs at
                                on            Value            at December 31, 2001                  December 31, 2001
  Name                     Exercise (#)   Realized ($)    Exercisable/Unexercisable ( #)      Exercisable/Unexercisable ( #)
-------------------------  -------------  ------------  --------------------------------    ---------------------------------
Thomas A. Murdock                0             $ 0               3,600,000/500,000                         $0/$0

Roger D. Dudley                  0             $ 0               3,600,000/500,000                         $0/$0

William A. Maasberg, Jr.         0             $ 0                950,000/250,000                          $0/$0

John A. Oberteuffer, Ph D.       0             $ 0               1,110,000/250,000                         $0/$0


        Board of Directors Meetings, Committees and Director Compensation

            The Company's board of directors took action at four duly noticed meetings of the board during 2000. Each director attended (in person or telephonically) all of the meetings of the Company's board of directors. During 2001, the Company's board of directors had the following committees: Audit Committee, comprised of Messrs. Dudley (chairman), Maasberg and Tanner; and Compensation Committee, comprised of Messrs. Murdock (chairman), Maasberg and Tanner. These standing committees conducted meetings in conjunction with meetings of the full board of directors.

             Compensation Committee Report on Executive Compensation

            Preliminary Note: Notwithstanding anything to the contrary set forth in any of the previous filings made by the Company under the 1933 Act or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including, but not limited to, this Annual Report on Form 10-K, in whole or in part, the following Executive Compensation Report and the performance graph appearing herein shall not be deemed to be incorporated by reference into any such future filings.

            This Executive Compensation Report discusses the Company's executive compensation policies and the basis for the compensation paid to the Named Executive Officers, including the person serving as its chief executive officer during the year ended December 31, 2001.

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

            Components of Compensation. The primary components of compensation paid by the Company to its executive officers and senior management personnel, and the relationship of such components of compensation to the Company's performance, are discussed below:

          o    Base Salary.  Subject to the terms of employment  agreements with
               certain   executive   officers,    the   Compensation   Committee
               periodically reviews and approves the base salary paid by the Company to its executive officers and members of the senior management team. Adjustments to base salaries are determined based upon a number of factors, including the Company's performance (to the extent such performance can fairly be attributed or related to each executive's performance), as well as the nature of each executive's responsibilities, capabilities and contributions. In addition, the Compensation Committee periodically reviews the base salaries of senior management personnel in an attempt to ascertain whether those salaries fairly reflect job responsibilities and prevailing market conditions and rates of pay. The Compensation Committee believes that base salaries for the Company's executive officers have historically been reasonable in relation to the Company's size and performance in comparison with the compensation paid by similarly sized companies or companies within the Company's industry.

          o Incentive Compensation. As discussed above, a substantial portion of each executive officer's compensation package is in the form of incentive compensation designed to reward the achievement of short-term operating goals and long-term increases in shareholder value. The Company's stock incentive plans allow the Board of Directors or the Compensation Committee to grant stock options to executive officers and employees for the purchase of shares of the Company's Class A common stock. Under the terms of the stock incentive plans, the Board of Directors and the Compensation Committee have authority, within the terms of the stock incentive plans, to select the executive officers and employees who will be granted stock options and to determine the timing, pricing and number of stock options to be awarded. The Compensation Committee believes that the stock options granted under the stock incentive plans reward executive officers only to the extent that shareholders have benefitted from increases in the value of the Company's common stock.

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

                                    Respectfully submitted,

                                    Compensation Committee:

                                    Thomas A. Murdock
                                    William A. Maasberg, Jr.
                                    Mark S. Tanner

                            Compensation of Directors

            Prior to April 1996, the Company's directors received no compensation for their service. The Company historically has reimbursed its directors for actual expenses incurred in traveling to and participating in directors' meetings, and the Company intends to continue that policy for the foreseeable future. On March 30, 1996, the Company's board of directors adopted, and the Company's shareholders subsequently approved, the Company's 1996 Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, members of the Board as constituted on the date of adoption received options to purchase 200,000 shares of the Company's Class A common stock for each year (or any portion thereof consisting of at least six months) during which such persons had served on the board for each of fiscal years 1994 and 1995 and were granted 200,000 shares for each of fiscal years 1996 through 2000, which options vested after completion of at least six months' service on the board during those fiscal years. These options have terms of ten years. Similar grants have been made to the Company's directors under the Company's 1998 Stock Option Plan. Under the Directors Plan and the 1998 Stock Option Plan, the Company granted the following stock options to non-employee members of the board during 2001:


           Stock Options Granted to Directors During Fiscal Year 2001

                Shares               Date                     Exercise
Name(1)         Granted            Granted                 Price Per Share
----            -------            -------                 ---------------

Mark S. Tanner    200,000         12/07/01                    $0.14

(1) Directors who are also Named Executive Officers received options as set forth elsewhere in this report.


                Compliance With Section 16(a) of the Exchange Act

            Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on its review of the copies of such forms furnished to the Company during the fiscal year ended December 31, 2001, the Company is aware of the following untimely filings:

            Thomas A. Murdock received options to purchase 700,000 shares of the Company's Class A common stock on December 7, 2001. The transactions will be reported on a Form 5 to be filed.

            Roger D. Dudley received options to purchase 700,000 shares of the Company's Class A common stock on December 7, 2001. The transactions will be reported on a Form 5 to be filed.

            William A. Maasberg, Jr., received options to purchase 450,000 shares of the Company's Class A common stock on December 7, 2001. The transactions will be reported on a Form 5 to be filed.

            John O. Oberteuffer, received options to purchase 450,000 shares of the Company's Class A common stock on December 7, 2001. The transactions will be reported on a Form 5 to be filed.

            Mark S. Tanner received options to purchase 200,000 shares of the Company's Class A common stock on December 7, 2001. The transaction will be reported on a Form 5 to be filed.

                             Stock Performance Graph

            The following graph compares the yearly cumulative total returns from the Company's Class A common stock during the five fiscal year period ended December 31, 2001 with the cumulative total return on the Media General Index and the Standard Industrial Classification (SIC) Code Index for that same period. The comparison assumes $100 was invested on December 31, 1996, in the Company's Class A common stock and in the common stock of the companies in the referenced Indexes and further assumes reinvestment of dividends.


     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG FONIX CORPORATION, NASDAQ
                         MARKET INDEX AND SIC CODE INDEX
                                [GRAPHIC_OMITTED]




                                   1996         1997        1998         1999        2000         2001
---------------------------------------------------------------------------------------------------------
Fonix Corporation                 100.00        35.09       15.05         3.37        3.42          1.17
SIC Code Index                    100.00       133.68      126.58       229.12      264.16         77.11
NASDAQ Market Index               100.00       122.32      172.52       304.29      191.25        152.46

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

            The following table sets forth, as of March 26, 2002, the number of shares of Common Stock of the Company beneficially owned by all persons known to be holders of more than five percent of the Company's Common Stock and by the executive officers and directors of the Company individually and as a group. Unless indicated otherwise, the address of the stockholder is the Company's principal executive offices, 180 West Election Road, Suite 200, Draper, Utah 84020.

                                                               Number of
                                                                Shares
Name and Address of 5% Beneficial Owners,                    Beneficially          Percent of
     Executive Officers and Directors                            Owned              Class(1)



Thomas A. Murdock                                            12,269,645(2)             2.6%
Chairman of the Board & Chief
   Executive Officer

Roger D. Dudley,                                              6,648,723(3)             1.4%
Executive Vice President & Chief
   Financial Officer, Director

John A. Oberteuffer, Ph.D.,                                   1,910,000 (4)            *
Vice President & Chief Technology Officer,
Director

William A. Maasberg Jr., Chief Operating Officer,             1,150,000(4)             *
Director

Mark S. Tanner, Director                                        800,000(4)             *

Officers and Directors as a Group (5 persons)                22,778,368                4.8%


*           Less than 1 percent.

(1) Percentages rounded to nearest 1/10th of one percent. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of Common Stock listed for each such person in the table.

(2) Includes 8,627,333 shares of Common Stock deposited in a voting trust (the "Voting Trust") as to which Mr. Murdock is the sole trustee. Persons who have deposited their shares of Common Stock into the Voting Trust have dividend and liquidation rights ("Economic Rights") in proportion to the number of shares of Common Stock they have deposited in the Voting Trust, but have no voting rights with respect to such shares. All voting rights associated with the shares deposited into the Voting Trust are exercisable solely and exclusively by the Trustee of the Voting Trust. The Voting Trust expires, unless extended according to its terms, on the earlier of September 30, 2002, or any of the following events: (i) the Trustee terminates it; (ii) the participating shareholders unanimously terminate it; or (iii) the Company is dissolved or liquidated. Although as the sole trustee of the Voting Trust Mr. Murdock exercises the voting rights of all of the shares deposited into the Voting Trust, and accordingly has listed all shares in the table above, he has no economic or pecuniary interest in any of the shares deposited into the Voting Trust except for 2,839,976 shares as to which he directly owns Economic Rights, and 185,793 shares the Economic Rights as to which are owned by SCC Asset Management, Inc. ("SCC"), a corporation of which Mr. Murdock is a 1/3 equity owner. Also includes 2,813 shares owned directly by Mr. Murdock, 11,400 shares owned by a limited liability company of which Mr. Murdock is a 1/3 equity owner, 28,099 shares (including shares issuable upon the exercise of options) beneficially owned by members of Mr. Murdock's immediate family residing in the same household, and 3,600,000 shares of Common Stock underlying stock options owned by Mr. Murdock and exercisable presently or within 60 days of March 26, 2002. Does not include 1,250,000 options which are not exercisable presently or within 60 days of March 26, 2002.

(3) Includes (i) 2,848,417 shares owned by Mr. Dudley and deposited into the Voting Trust, (ii) 185,793 shares owned by SCC as to which Mr. Dudley shares investment power because of his management position with and 1/3 ownership of SCC, which shares are deposited into the Voting Trust; (iii) 2,813 shares owned directly by Mr. Dudley; (iv) 300 shares owned by Mr. Dudley's minor children; (v) 11,400 shares owned by a limited liability company of which Mr. Dudley is a 1/3 equity owner; and (vi) 3,600,000 shares underlying stock options exercisable presently or within 60 days of March 26, 2002. Does not include 1,250,000 options which are not exercisable presently or within 60 days of March 26, 2002.

(4)         Consisting of options or warrants which are presently exercisable.


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

            The Company subleases from SCC office space located at 60 East South Temple Street, Salt Lake City, Utah. The subleases, which expire in December 2002 and February 2003, require the Company to pay the actual monthly rental of $10,368 and all common area charges payable under the lease with SCC's landlord.

John A. Oberteuffer

            In February 2000, the Company entered into an agreement to purchase from John A. Oberteuffer, an executive officer and director of the Company, all of Dr. Oberteuffer's rights and interests in certain methods and apparatus for integrated voice and pen input for use in computer systems. In payment for Dr. Oberteuffer's technology, the Company granted Dr. Oberteuffer 600,000 warrants to purchase the Company's Class A common stock at an exercise price of $1.00 per share. The warrants expire February 10, 2010. Also, the Company granted Dr. Oberteuffer the right to repurchase the technology from the Company at fair market value if the Company subsequently determines not to commercialize the pen/voice technologies or products.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) Documents filed as part of this Form 10-K:

1.        Consolidated Financial Statements (included in Part II, Item 8)

          Consolidated Balance Sheets as of December 31, 2001 and 2000

          Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

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

            (10)(xliv) Registration Rights Agreement between Fonix Corporation and Queen LLC, dated April
                                    6, 2001, filed with the Commission on April
                                    17, 2001.


            (22)                    Subsidiaries of Registrant

            (23)                    Consent of Independent Public Accountants

            (99) Letter from Fonix Corporation to Securities and Exchange Commission dated March 27, 2002

(B) Reports filed on Form 8-K during the last quarter of the fiscal year ended December 31, 2001:


            NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of March 2002.

                              Fonix Corporation


Date: March 27, 2002          By:      /s/ Thomas A. Murdock
      ----------------           ---------------------------------------
                                 Thomas A. Murdock, President and
                                 Chief Executive Officer


Date: March 27, 2002          By:     /s/ Roger D. Dudley
      ----------------           ----------------------------------------
                                 Roger D. Dudley, Executive Vice President
                                 Finance and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    /s/ Thomas A. Murdock               /s/ William A. Maasberg
-----------------------------           ---------------------------------------
Thomas A. Murdock, President and        William A. Maasberg, Jr., Director
           Chief Executive Officer

March 27, 2002                          March 27, 2002
--------------                          --------------
Date                                    Date



   /s/ Roger D. Dudley                  /s/ Mark S. Tanner
----------------------------            ---------------------------------------
Roger D. Dudley, Executive Vice         Mark S. Tanner, Director
President, Director

March 27, 2002                          March 27, 2002
--------------                          --------------
Date                                    Date



   /s/ John A. Oberteuffer
-----------------------------------
John A. Oberteuffer, Ph.D., Director

March 27, 2002
Date

                                TABLE OF CONTENTS



REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                    F-2

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of December 31, 2001 and 2000              F-3

  Consolidated Statements of Operations for the Years Ended
     December 31, 2001, 2000 and 1999                                       F-4

  Consolidated Statements of Stockholders' Equity for the Years
     Ended December 31, 2001, 2000 and 1999                                 F-5

  Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2001, 2000 and 1999                                       F-6

  Notes to Consolidated Financial Statements                                F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Fonix Corporation:

We have audited the accompanying consolidated balance sheets of Fonix Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fonix Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operating activities since its inception. The Company expects these losses and negative cash flows from operating activities to continue at least through December 31, 2002. As of December 31, 2001, the Company has negative tangible net worth of $2,087,421, an accumulated deficit of $167,616,372, negative working capital of $6,102,151, accounts payable of $255,104 over 60 days past due, and limited remaining capital capacity of $5,991,493 available through the Company's two equity lines of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




ARTHUR ANDERSEN LLP

Salt Lake City, Utah
February 26, 2002

                                Fonix Corporation
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                                                                      December 31,   December 31,
                                                                                                         2001            2000
                                                                                                    --------------- ---------------
Current assets:
      Cash and cash equivalents                                                                     $      201,401  $    1,413,627
      Subscriptions receivable                                                                             852,970               -
      Funds held in escrow                                                                                       -       2,151,006
      Accounts receivable, net of allowance for doubtful accounts of $0 and $20,000, respectively           58,170         131,872
      Inventory                                                                                             37,154               -
      Prepaid expenses and other current assets                                                             95,072          55,705
                                                                                                    --------------- ---------------

          Total current assets                                                                           1,244,767       3,752,210

Property and equipment, net of accumulated depreciation of $1,314,960 and $1,445,288, respectively         903,159         718,711

Convertible note receivable                                                                                630,000               -

Investment in and note receivable from affiliate, net of unamortized discount of $77,691                 2,358,519               -

Intangible assets, net of accumulated amortization of $7,757,321 and $6,850,286, respectively            9,809,041      12,941,764

Other assets                                                                                               123,052         104,688
                                                                                                    --------------- ---------------

          Total assets                                                                              $   15,068,538  $   17,517,373
                                                                                                    =============== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Note payable to affiliate, net of unamortized discount of $65,247                             $    1,484,753  $            -
      Note payable, net of unamortized discount of $40,245                                               1,239,755               -
      Notes payable - related parties                                                                       77,625          77,625
      Accounts payable                                                                                   1,062,237         655,352
      Accrued liabilities                                                                                  961,299         553,448
      Accrued liabilities - related parties                                                              1,451,633       1,564,133
      Deferred revenues                                                                                  1,049,849         677,071
      Capital lease obligation, current portion                                                             19,767          44,225
                                                                                                    --------------- ---------------

          Total current liabilities                                                                      7,346,918       3,571,854

Capital lease obligation, net of current portion                                                                 -          19,767
                                                                                                    --------------- ---------------

          Total liabilities                                                                              7,346,918       3,591,621
                                                                                                    --------------- ---------------

Commitments and contingencies (Notes 1, 5, 6, 13, 14, 16 and 17)

Stockholders' equity:
      Preferred stock, $0.0001 par value; 50,000,000 shares authorized; Series
          A, convertible; 166,667 shares outstanding
               (aggregate liquidation preference of $6,055,012 at December 31, 2001 and 2000)              500,000         500,000
          Series D, 4% cumulative convertible; 164,500 shares outstanding in 2000
               (aggregate liquidation preference of $3,601,819 in 2000)                                          -       4,288,178
          Series F, 6% cumulative convertible; 6,073 shares outstanding in 2000
               (aggregate liquidation preference of $128,242 in 2000)                                            -         112,438
      Common stock, $0.0001 par value; 500,000,000 shares authorized;
          Class A voting,  350,195,641 and 191,296,988 shares outstanding, respectively                     35,020          19,130
          Class B non-voting, no shares outstanding                                                              -               -
      Additional paid-in capital                                                                       171,985,508     148,904,860
      Outstanding warrants to purchase Class A common stock                                              2,832,400       3,141,430
      Deferred consulting expenses                                                                         (17,777)              -
      Cumulative foreign currency translation adjustment                                                     2,841               -
      Accumulated deficit                                                                             (167,616,372)   (143,040,284)
                                                                                                    --------------- ---------------

          Total stockholders' equity                                                                     7,721,620      13,925,752
                                                                                                    --------------- ---------------

          Total liabilities and stockholders' equity                                                $   15,068,538  $   17,517,373
                                                                                                    =============== ===============


          See accompanying notes to consolidated financial statements.

                                Fonix Corporation
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                                Fonix Corporation
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                                                                                     Years Ended December 31,
                                                                  ---------------------------------------------------------------
                                                                         2001                  2000                  1999
                                                                  -------------------   --------------------  -------------------
Revenues:
      Licenses, royalties and maintenance                         $          478,444    $           567,621   $          439,507
      Services                                                               129,200                 89,232                    -
                                                                  -------------------   --------------------  -------------------
                                                                             607,644                656,853              439,507
                                                                  -------------------   --------------------  -------------------
Cost of revenues:
      Licenses, royalties and maintenance                                    138,308                 27,436               24,932
      Services                                                                47,509                      -                    -
                                                                  -------------------   --------------------  -------------------
                                                                             185,817                 27,436               24,932
                                                                  -------------------   --------------------  -------------------

      Gross profit                                                           421,827                629,417              414,575
                                                                  -------------------   --------------------  -------------------

Expenses:
      Selling, general and administrative                                 11,651,565             10,722,313            9,498,753
      Product development and research                                     8,119,924              5,871,414            7,909,228
      Amortization of intangible assets                                    2,453,491              2,457,829            2,588,896
      Impairment loss on handwriting recognition technology                2,056,295                      -                    -
      Purchased in-process research and development                                -                474,000                    -
                                                                  -------------------   --------------------  -------------------

          Total expenses                                                  24,281,275             19,525,556           19,996,877
                                                                  -------------------   --------------------  -------------------

Loss from operations                                                     (23,859,448)           (18,896,139)         (19,582,302)
                                                                  -------------------   --------------------  -------------------

Other income (expense):
      Interest income                                                         80,373                139,283               95,023
      Interest expense                                                      (185,802)            (4,004,111)          (3,636,467)
      Other                                                                  (67,792)              (126,520)            (157,345)
                                                                  -------------------   --------------------  -------------------

          Total other expense, net                                          (173,221)            (3,991,348)          (3,698,789)
                                                                  -------------------   --------------------  -------------------

Loss from continuing operations before equity in net loss of
      affiliate and income tax benefit                                   (24,032,669)           (22,887,487)         (23,281,091)

Equity in net loss of affiliate                                             (534,138)                     -                    -

Income tax benefit                                                                 -                 76,810            3,331,895
                                                                  -------------------   --------------------  -------------------

Loss from continuing operations                                          (24,566,807)           (22,810,677)         (19,949,196)

Discontinued operations:
      Operating loss of HealthCare Solutions Group                                 -                      -           (5,953,726)
      Gain on disposal of HealthCare Solutions Group,
          net of income taxes of $3,100,000                                        -                      -            3,766,646
                                                                  -------------------   --------------------  -------------------

Loss before extraordinary item                                           (24,566,807)           (22,810,677)         (22,136,276)

Extraordinary item - gain on forgiveness of debt, net of
      income taxes of $29,416 in 2000 and $281,895 in 1999                         -                 49,448              473,857
                                                                  -------------------   --------------------  -------------------

Net loss                                                                 (24,566,807)           (22,761,229)         (21,662,419)

Other comprehensive income - foreign currency translation                      2,841                      -                    -
                                                                  -------------------   --------------------  -------------------

Comprehensive loss                                                $      (24,563,966)   $       (22,761,229)  $      (21,662,419)
                                                                  ===================   ====================  ===================


Basic and diluted net loss per common share                       $            (0.10)   $             (0.16)  $            (0.31)
                                                                  ===================   ====================  ===================


          See accompanying notes to consolidated financial statements.

                                Fonix Corporation
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                Fonix Corporation
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                                     Outstanding
                                                                                                       Additional     Warrants
                                                 Preferred Stock             Common Stock               Paid-in      to Purchase
                                                 --------------------------- -----------------------
                                                   Shares         Amount       Shares      Amount       Capital      Common Stock
                                                 ------------  ------------- ------------ ----------  -------------  -------------

BALANCE, DECEMBER 31, 1998                         1,310,073   $ 25,958,822   64,324,480  $   6,432   $ 88,517,711   $ 3,323,258

Options issued during the year for services                -              -            -          -         12,540             -

Extension of option expiration dates                       -              -            -          -        241,375             -

Conversions of preferred stock                      (761,683)   (18,129,770)  52,981,431      5,298     18,124,472             -

Common stock issued for services                           -              -    1,200,000        120        474,880             -

Common stock issued for principal reduction
     on debentures                                         -              -    6,000,000        600      3,278,293             -

Common stock returned and canceled                         -              -     (970,586)       (97)    (1,000,819)            -

Warrants issued with Series C debentures                   -              -            -          -              -       438,240

Warrants issued for services                               -              -            -          -              -       260,000

Expiration of warrants                                     -              -            -          -      1,170,968    (1,170,968)

Amortization of deferred consulting expenses               -              -            -          -              -             -

Beneficial conversion features on Series C
     debentures                                            -              -            -          -      1,750,000             -

Preferred stock dividends                                  -      1,766,858            -          -              -             -

Reduction of accrued offering costs                        -              -            -          -        200,000             -

 Net loss for the year ended December 31, 1999             -              -            -          -              -             -
                                                 ------------  ------------- ------------ ----------  -------------  -------------

BALANCE, DECEMBER 31, 1999                           548,390      9,595,910  123,535,325     12,353    112,769,420     2,850,530

Conversion of promissory note                              -              -   11,544,775      1,154      7,589,717             -

Beneficial conversion features on
     promissory note                                       -              -            -          -      3,447,623             -

Conversions of Series C debentures                         -              -   10,385,364      1,039      4,261,025             -

Sale of Series F preferred shares                    316,036      2,750,000            -          -              -             -

Beneficial conversion features on Series D
    preferred stock                                        -        236,400            -          -              -             -

Conversions of preferred stock to common stock      (527,186)   (10,622,745)  23,779,198      2,379     10,620,366             -

Reclassification of common stock subject
     to redemption                                         -              -    1,801,802        180      1,829,820             -

Exercise of repricing rights                               -              -    4,568,569        457           (457)            -

Issuance of common stock under equity line
     of credit                                             -              -   12,492,680      1,249      3,853,053             -

Shares issued upon settlement of litigation                -              -      260,145         26         81,269             -

 Issuance of common stock for services                     -              -    1,862,069        186      2,016,491             -

Issuance of stock options and warrants for
     services and technology                               -              -            -          -        234,856       530,250

Appreciation of warrants issued for services               -              -            -          -              -       537,500

Extension of option expiration dates                       -              -            -          -         52,067             -

Exercise of stock options and stock
     appreciation rights                                   -              -      767,061         77      1,094,790             -

Exercise of warrants                                       -              -      300,000         30        392,970      (115,000)

Expiration of warrants                                     -              -            -          -        661,850      (661,850)

Amortization of deferred consulting expenses               -              -            -          -              -             -

Preferred stock dividends                                  -      2,941,051            -          -              -             -

Net loss for the year ended December 31, 2000              -              -            -          -              -             -
                                                 ------------  ------------- ------------ ----------  -------------  -------------

BALANCE, DECEMBER 31, 2000                           337,240      4,900,616  191,296,988     19,130    148,904,860     3,141,430

Conversions of preferred stock to common stock      (170,573)    (4,409,897)  14,497,507      1,449      4,408,448             -

Issuance of common stock under equity
     lines of credit                                       -              -  144,366,146     14,437     18,257,513             -

Issuance of stock options for services                     -              -            -          -         33,360             -

Exercise of stock options                                  -              -       35,000          4          9,797             -

Issuance of warrants                                       -              -            -          -              -        62,500

Expiration of warrants                                     -              -            -          -        371,530      (371,530)

Amortization of deferred consulting expenses               -              -            -          -              -             -

Preferred stock dividends                                  -          9,281            -          -              -             -

Cumulative foreign currency translation
     adjustment                                            -              -            -          -              -             -

Net loss for the year ended December 31, 2001              -              -            -          -              -             -

                                                 ------------  ------------- ------------ ----------  -------------  ------------
BALANCE, DECEMBER 31, 2001                           166,667   $    500,000  350,195,641  $  35,020   $ 171,985,508  $ 2,832,400
                                                 ============  ============= ============ ==========  =============  ============



                                                                   Cumulative
                                                                     Foreign
                                                     Deferred       Currency
                                                    Consulting     Translation    Accumulated
                                                     Expenses      Adjustment       Deficit           Total
                                                    ------------- -------------- --------------  ----------------
BALANCE, DECEMBER 31, 1998                          $   (106,700) $           -  $ (92,933,777)  $    24,765,746

Options issued during the year for services                    -              -              -            12,540

Extension of option expiration dates                           -              -              -           241,375

Conversions of preferred stock                                 -              -              -                 -

Common stock issued for services                        (375,000)             -              -           100,000

Common stock issued for principal reduction
     on debentures                                             -              -              -         3,278,893

Common stock returned and canceled                             -              -              -        (1,000,916)

Warrants issued with Series C debentures                       -              -              -           438,240

Warrants issued for services                            (127,500)             -              -           132,500

Expiration of warrants                                         -              -              -                 -

Amortization of deferred consulting expenses             174,149              -              -           174,149

Beneficial conversion features on Series C
     debentures                                                -              -              -         1,750,000

Preferred stock dividends                                      -              -     (2,110,607)         (343,749)

Reduction of accrued offering costs                            -              -              -           200,000

 Net loss for the year ended December 31, 1999                 -              -    (21,662,419)      (21,662,419)
                                                    ------------- -------------- --------------  ----------------

BALANCE, DECEMBER 31, 1999                              (435,051)             -   (116,706,803)        8,086,359

Conversion of promissory note                                  -              -              -         7,590,871

Beneficial conversion features on
     promissory note                                           -              -              -         3,447,623

Conversions of Series C debentures                             -              -              -         4,262,064

Sale of Series F preferred shares                              -              -              -         2,750,000

Beneficial conversion features on Series D
    preferred stock                                            -              -       (236,400)                -

Conversions of preferred stock to common stock                 -              -              -                 -

Reclassification of common stock subject
     to redemption                                             -              -              -         1,830,000

Exercise of repricing rights                                   -              -              -                 -

Issuance of common stock under equity line
     of credit                                                 -              -              -         3,854,302

Shares issued upon settlement of litigation                    -              -              -            81,295

 Issuance of common stock for services                         -              -              -         2,016,677

Issuance of stock options and warrants for
     services and technology                                   -              -              -           765,106

Appreciation of warrants issued for services            (537,500)             -              -                 -

Extension of option expiration dates                           -              -              -            52,067

Exercise of stock options and stock
     appreciation rights                                       -              -              -         1,094,867

Exercise of warrants                                           -              -              -           278,000

Expiration of warrants                                         -              -              -                 -

Amortization of deferred consulting expenses             972,551              -              -           972,551

Preferred stock dividends                                      -              -     (3,335,852)         (394,801)

Net loss for the year ended December 31, 2000                  -              -    (22,761,229)      (22,761,229)
                                                    ------------- -------------- --------------  ----------------

BALANCE, DECEMBER 31, 2000                                     -              -   (143,040,284)       13,925,752

Conversions of preferred stock to common stock                 -              -              -                 -

Issuance of common stock under equity
     lines of credit                                           -              -              -        18,271,950

Issuance of stock options for services                   (30,000)             -                            3,360

Exercise of stock options                                      -              -              -             9,801

Issuance of warrants                                           -              -              -            62,500

Expiration of warrants                                         -              -              -                 -

Amortization of deferred consulting expenses              12,223              -              -            12,223

Preferred stock dividends                                      -              -         (9,281)                -

Cumulative foreign currency translation
     adjustment                                                -          2,841              -             2,841

Net loss for the year ended December 31, 2001                  -              -    (24,566,807)      (24,566,807)

                                                    ------------- -------------- --------------  ----------------
BALANCE, DECEMBER 31, 2001                          $    (17,777) $       2,841  $ (167,616,372) $     7,721,620
                                                    ============= ============== ==============  ================


          See accompanying notes to consolidated financial statements.

                                Fonix Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Fonix Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years Ended December 31,
                                                                                ------------------------------------------------
                                                                                    2001            2000             1999
                                                                                -------------   -------------   ----------------
Cash flows from operating activities:
     Net loss                                                                   $(24,566,807)   $(22,761,229)   $   (21,662,419)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Issuance of common stock for services                                              -       1,328,100            158,600
        Non-cash expense related to issuance of debentures,
          warrants, preferred and common stock                                        62,500       4,725,201          2,411,349
        Non-cash compensation expense related to issuance and
          extension of stock options                                                  15,583         914,922            360,615
        Non-cash portion of purchased in-process research and development                  -         474,000                  -
        Accretion of discount on note receivable from affiliate                      (19,400)              -                  -
        Accretion of discount on note payable from affiliate                         164,405               -                  -
        Loss on disposal of property and equipment                                    68,736         126,520            154,940
        Impairment loss on handwriting recognition technology                      2,056,295               -                  -
        Gain on sale of HealthCare Solutions Group                                         -               -         (3,766,646)
        Depreciation and amortization                                              2,850,362       3,093,612          5,256,532
        Equity in net loss of affiliate                                              534,138               -                  -
        Income tax benefit                                                                 -         (76,810)        (3,331,895)
        Gain on forgiveness of debt                                                        -         (49,448)          (473,857)
        Changes in assets and liabilities, net of effects of acquisitions:
          Accounts receivable                                                         92,268          53,029           (245,432)
          Inventory                                                                  (37,154)              -                  -
          Prepaid expenses and other current assets                                  (39,367)          8,127             (5,560)
          Funds held in escrow                                                     2,151,006        (113,003)           (38,003)
          Other assets                                                               (18,364)          1,176                944
          Accounts payable                                                           406,885        (543,529)        (1,650,337)
          Accrued liabilities                                                        407,851         120,638            514,312
          Accrued liabilities - related party                                       (112,500)       (250,001)         1,143,185
          Deferred revenues                                                          372,778         549,222            632,242
          Cumulative foreign currency translation adjustment                           2,841               -                  -
                                                                                -------------   -------------   ----------------

        Net cash used in operating activities                                    (15,607,944)    (12,399,473)       (20,541,430)
                                                                                -------------   -------------   ----------------

Cash flows from investing activities, net of effects of acquisitions:
     Issuance of note receivable                                                    (630,000)              -                  -
     Purchase of property and equipment                                             (586,106)       (239,908)           (99,090)
     Issuance of note receivable from affiliate                                     (302,909)              -                  -
     Investment in affiliate                                                        (200,000)              -                  -
     Purchase of assets from Force Computers, Inc.                                  (220,223)              -                  -
     Proceeds from sale of property and equipment                                        400               -             50,000
     Payments received on notes receivable                                                 -               -            245,000
     Proceeds from sale of HealthCare Solutions Group                                      -               -         21,805,982
                                                                                -------------   -------------   ----------------

        Net cash provided by (used in) investing activities                       (1,938,838)       (239,908)        22,001,892
                                                                                -------------   -------------   ----------------

Cash flows from financing activities:
     Proceeds from sale of Class A common stock, net                              17,418,980       3,854,302                  -
     Payments on note payable to affiliate                                        (1,050,000)              -                  -
     Principal payments on capital lease obligation                                  (44,225)        (28,312)           (60,684)
     Proceeds from exercise of stock options and warrants                              9,801         744,866                  -
     Proceeds from issuance of convertible promissory note payable
        and convertible debentures, net                                                    -       7,500,000          6,254,240
     Proceeds from sale of preferred stock, net                                            -       1,750,000                  -
     Payments on revolving note payable, net                                               -               -        (20,038,193)
     Payments on revolving note payable - related parties, net                             -               -         (7,895,178)
     Advances on proceeds from issuance of Series F preferred stock                        -               -          1,000,000
     Payments on other notes payable                                                       -               -           (834,240)
     Proceeds from sale of warrants                                                        -               -            438,240
     Bank overdraft                                                                        -               -           (138,034)
                                                                                -------------   -------------   ----------------

        Net cash provided by (used in) financing activities                       16,334,556      13,820,856        (21,273,849)
                                                                                -------------   -------------   ----------------

Net (decrease) increase in cash and cash equivalents                              (1,212,226)      1,181,475        (19,813,387)

Cash and cash equivalents at beginning of the year                                 1,413,627         232,152         20,045,539
                                                                                -------------   -------------   ----------------

Cash and cash equivalents at end of the year                                    $    201,401    $  1,413,627    $       232,152
                                                                                =============   =============   ================


          See accompanying notes to consolidated financial statements.

                             Fonix Corporation
             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                             Fonix Corporation
             CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                                      Years Ended December 31,
                                                                            --------------------------------------------
Supplemental disclosure of cash flow information:                               2001           2000           1999
                                                                            -------------- -------------- --------------

      Cash paid during the year for interest                                $     171,494  $     455,047  $   1,186,695
      Cash paid during the year for income taxes                                    2,986          2,606              -

Supplemental schedule of non-cash investing and financing activities:

      For the year ended December 31, 2001:

        Preferred stock dividends of $9,281 were accrued on Series D and Series F preferred stock.

        Converted 164,500 shares of Series D preferred stock and related dividends of $320,949 into 13,978,440 shares of Class A common stock.

        Converted 6,073 shares of Series F preferred stock and related dividends of $6,853 into 519,067 shares of Class A common stock.

        Issued warrants for the purchase of 250,000 shares of Class A common stock as consideration for a perpetual, nonexclusive technology license valued at $62,500.

        Issued a non-interest bearing promissory note in the amount of $2,600,000 to purchase 1,780,818 shares of Series A preferred stock of Audium Corporation.

        Issued a non-interest bearing promissory note in the amount of $1,280,000 to purchase tangible and intangible assets from Force Computers, Inc.

        Entered into a capital lease obligation for equipment in the amount of $29,064.

        Issued a note payable for purchase of equipment in the amount of $19,039.

        Issued 73,100 shares of Class A common stock for $852,970 in subscription receivable.

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

        Converted $3,971,107 in principal of Series C convertible debentures and related interest of $290,957 into 10,385,364 shares of Class A common stock.

        Issued 4,568,569 shares of Class A common stock upon the exercise of repricing rights associated with the common stock subject to redemption.

        Issued 1,250,000 shares of Class A common stock to an unrelated party for consulting fees valued at $1,328,100.

        Issued 612,069 shares of Class A common stock valued at $688,578 as payment for liquidation damages and a restructuring fee in connection with the Series D preferred stock agreement.

        Recorded interest expense of $3,447,623 for a beneficial conversion feature on a promissory note.

        Entered into a capital lease obligation for equipment in the amount of $92,304.

        Dividends totaling $514,800 were accrued relating to the liquidation damage provision of the Series D preferred stock.

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

        Issued 6,000,000 shares of Class A common stock valued at $3,278,893 to the guarantors of the Series C convertible debentures as indemnification for the sale of their shares by the holders of the Series C convertible debentures held as collateral for thesedebentures. The proceeds of $3,278,893 received by the holders were used to pay liquidation damages and retire Series C convertible debentures in the amounts of $750,000 and $2,528,893, respectively.

        Recorded preferred stock dividends of $997,146 related to the beneficial conversion features of Series D and Series E preferred stock.

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

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Fonix Corporation and subsidiaries (collectively, the "Company"or "Fonix") is engaged in developing, acquiring and marketing proprietary speech-enabling technologies. The Company's speech-enabling technologies include automated speech recognition ("ASR") and text-to-speech ("TTS"). The Company offers its speech-enabling technologies to markets for embedded automotive and wireless and mobile devices, computer telephony and server solutions and personal software for consumer applications. The Company has received various patents for certain elements of its core technologies and has filed applications for other patents covering various aspects of its technologies. The Company seeks to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips. Revenues are generated through licensing of speech-enabling technologies, maintenance contracts and services.

Basis of Presentation - The Company generated revenues of $607,644, incurred a net loss of $24,566,807 and had negative cash flows from operating activities totaling $15,607,944 for the year ended December 31, 2001. As of December 31, 2001, the Company had negative tangible net worth of $2,087,421, an accumulated deficit of $167,616,372, negative working capital of $6,102,151 and $255,104 of accounts payable over 60 days past due. The Company has limited capital capacity of $5,991,493 available through its two equity lines of credit. The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2002, primarily due to significant expenditure requirements associated with marketing and developing its speech-enabling technologies. These factors, as well as the risk factors set out elsewhere in the Company's Annual Report on Form 10-K, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to fund the operations of the Company through proceeds from sales of debt and equity securities and cash flows from license and royalty arrangements. There can be no assurance that management's plans will be successful.

Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Fonix Korea Sales Group, Ltd. Fonix/AcuVoice, Inc. and Fonix/Papyrus, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20 to 50 percent owned affiliates are accounted for on the equity method (see Note 5).

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

Subscriptions Receivable - Proceeds from certain sales of the Company's equity securities prior to December 31, 2001 had not been received by the Company as of year end. The cash proceeds were subsequently received in January 2002.

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

Intangible Assets - Intangible assets consist of the following and are amortized on a straight-line basis over the estimated useful lives indicated:


                                          Useful Life             2001                  2000
                                          -----------             ----                  ----
Goodwill                                 8 to 10 years          $    4,926,902         $   8,435,590
Core technologies                        8 to 10 years              12,127,000            11,192,000
Customer relationships                     10 years                    306,000                    --
Trademarks                                 10 years                     42,000                    --
Patents                                     5 years                    164,460               164,460
                                                                --------------      ----------------
                                                                    17,566,362            19,792,050
Less accumulated amortization                                      (7,757,321)           (6,850,286)
                                                                 -------------       ---------------
Net intangible assets                                            $   9,809,041        $   12,941,764
                                                                 =============       ===============



Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. If such an event occurred, the Company would project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset would not be recoverable, the carrying value would be reduced by the estimated excess of the carrying value over the projected discounted cash flows.

During the fourth quarter of 2001, management of the Company determined that goodwill recorded in connection with its handwriting recognition technology was impaired. Without immediate customer prospects or current license agreements, management has chosen not to provide further funding to develop or market the handwriting recognition technology. Accordingly, the unamortized balance of $2,056,295 was recorded as an expense in 2001.

Management does not consider any of the Company's other long-lived assets to be impaired at December 31, 2001. However, should the Company's marketing and sales plans not materialize in the near term, the realization of the Company's intangible assets could be severely and negatively impacted. The accompanying consolidated financial statements have been prepared based on management's estimates of realizability, which estimates may change due to factors beyond the control of the Company. See "Recently Enacted Accounting Standards" below.

Revenue Recognition - The Company recognizes revenue in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" and related interpretations. The Company generates revenue from licensing the rights to its software products to end users and from royalties. The Company also generates revenue from the sale of consulting and development services.

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue from license, royalties and maintenance is recognized upon shipment of the software if there are no significant post-contract obligations. If post-contract obligations exist, revenue is recognized when those obligations have been satisfied. Revenue from consulting and development services is recognized as the services are completed.

Cost of revenue from license, royalties and maintenance consists of costs to distribute the product (including the cost of the media on which it is delivered), support personnel compensation, licensed technology and other related costs. Cost of service revenue consists of personnel compensation, licensed technology and other related costs.

Product Development and Research - All expenditures for product development and research are charged to expense as incurred. During 2000, the Company recorded $474,000 of in-process research and development costs related to the acquisition of certain technology rights from a director and executive officer of the Company in exchange for warrants to purchase 600,000 shares of Class A common stock (see Note 13).

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

Stock-based Compensation Plans - The Company accounts for its stock-based compensation issued to employees and directors under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the measurement date is below the fair value of the Company's common stock, and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", requires pro forma information regarding net loss and net loss per common share as if the Company had accounted for its stock options granted under the fair value method. This pro forma disclosure is presented in
Note 12.

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

Concentration of Credit Risks - The Company's cash and cash equivalents are maintained in bank deposit accounts which occasionally may exceed federally insured limits. Cash equivalents consist of highly liquid securities with maturities of three months or less when purchased. The Company has not experienced any losses with respect to these deposits. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs on-going credit evaluations of its customers and maintains allowances for possible losses, which when realized, have been within the range of management's expectations.

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

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


differ from those estimates.

Fair Value of Financial Instruments - The book values of the Company's assets and liabilities approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. At December 31, 2001, 2000 and 1999, there were outstanding common stock equivalents to purchase 27,120,480 shares, 38,541,003 shares and 56,869,449 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended December 31, 2001, 2000 and 1999.


                                                   2001                           2000                           1999
                                         ----------------------------   ----------------------------   ---------------------------
                                                              Loss                           Loss                           Loss
                                            Loss           Per Share        Loss          Per Share        Loss          Per Share
                                         --------------   -----------   --------------   -----------   --------------   -----------
Loss from continuing operations          $ (24,566,807)                 $ (22,810,677)                 $ (19,949,196)
Preferred stock dividends                       (9,281)                    (3,335,852)                    (2,110,607)
                                         --------------                 --------------                 --------------
Net loss from continuing operations
        attributable to common
        shareholders                       (24,576,088)   $    (0.10)     (26,146,529)   $    (0.16)     (22,059,803)   $    (0.29)
Discontinued operations, net of taxes               --           --               --             --       (2,187,080)        (0.03)
Extraordinary item, net of taxes                    --           --            49,448            --          473,857          0.01
                                         --------------   -----------   --------------   -----------   --------------   -----------
Net loss attributable to common
        stockholders                     $ (24,576,088)   $    (0.10)   $ (26,097,081)   $    (0.16)   $ (23,773,026)   $    (0.31)
                                         ==============   ===========   ==============   ===========   ==============   ===========
Weighted average common shares
  outstanding                              239,131,247                    162,684,298                     76,753,709
                                         ==============                 ==============                 ==============

Imputed Interest Expense and Income - Interest is imputed on long-term debt obligations and notes receivable where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics (see Notes 5 and 6).

Inventory - Inventory, consisting primarily of retail products, is stated at the lower of cost (first-in, first-out method) or market value.

Foreign Currency Translation - The functional currency of the Company's Korean subsidiary is the South Korean won. Consequently, assets and liabilities of the Korean operations are translated into United States dollars using current exchange rates at the end of the year. All revenue is invoiced in South Korean won and revenues and expenses are translated into United States dollars using weighted-average exchange rates for the year.

Comprehensive  Income - Other comprehensive income presented in the accompanying

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


consolidated financial statements consists of cumulative foreign currency translation adjustments. The Company had no items of comprehensive income or loss prior to April 1, 2001.

Recently Enacted Accounting Standards - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the "pooling-of-interests" method of accounting for acquisitions and requires separate accounting for certain intangibles acquired in such transactions. The application of this standard is not expected to have an impact on the Company's financial position or results of operations.

SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Accordingly, effective January 1, 2002, amortization of goodwill and intangible assets with indefinite lives will discontinue. Other intangible assets will continue to be amortized over their useful lives. The Company amortized $1,029,545 of goodwill for each of the years ended December 31, 2001, 2000 and 1999.

Effective January 1, 2002, the Company will apply the requirements of SFAS No. 142, and management will perform an impairment test of goodwill and intangible assets with indefinite lives. The effect of the application of those requirements on the Company's financial position and results of operations has not been determined, but it could be material to the Company's financial position and results of operations. Any transitional impairment loss will be recognized as a cumulative change in accounting principle.

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

2.  ACQUISITION AND DISCONTINUED OPERATIONS

DECtalk Assets - On December 14, 2001, the Company entered into an Asset Purchase Agreement with Force Computers, Inc., under which the Company purchased from Force tangible and intangible assets (the "DECtalk Assets"). The Company agreed to pay $150,000 in cash at closing and $1,280,000 in the form of a non-interest- bearing promissory note (see Note 6). Payments due under the promissory note are payable at intervals through December 9, 2002.

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The purchase price of $1,459,978, including direct acquisition costs of $70,223 is allocated as follows:

     Purchased core technology                        $     935,000
     Customer relationships                                 306,000
     Trademark                                               42,000
     Goodwill                                                94,062
     Furniture and equipment                                 64,350
     Accounts receivable                                     18,566
                                                      -------------
        Total purchase price                          $   1,459,978
                                                      =============

Sale of the HealthCare Solutions Group - On September 1, 1999, the Company completed a sale of the operations and a significant portion of the assets of the HSG, to Lernout & Hauspie Speech Products N.V. ("L&H"), for up to $28,000,000 (the "Sale"). Of this sales price, $21,500,000, less certain credits of $194,018, was received at closing, and $2,500,000 was held in an 18 month escrow account in connection with the representations and warranties made by the Company in the sales transaction. All of the funds were released from escrow by March 29, 2001. Another $4,000,000 of the sales price was to be contingently paid as an earnout in two installments of $2,000,000 each over two years based on the performance of the HSG. To date, no earnout has been received and, because of the bankruptcy filing of L&H, it is unlikely that any earnout will be received in the future. The assets sold included inventory, property and equipment, certain prepaid expenses, purchased core technology and other assets. Additionally, L&H assumed the capital and operating lease obligations related to the HSG and the obligations related to certain deferred revenues.

Upon the closing of the Sale, the Company discontinued the operations of the HSG. The results of operations of the HSG have been reported separately as discontinued operations in the accompanying 1999 consolidated statement of operations. Revenues from the HSG's operations were $1,726,262 for the period from January 1, 1999 through September 1, 1999, the date of the Sale. These amounts have not been included in revenues in the accompanying 1999 consolidated statement of operations, but are included in the operating loss from discontinued operations.

3.  CONVERTIBLE NOTES RECEIVABLE

Through November 30, 2001, the Company loaned $455,000 under the terms of convertible promissory notes to an unrelated entity (the "Borrower") with whom the Company is engaged in development activities. The notes were unsecured, bore interest at an annual rate of 7.5 percent, and were to mature 120 days from the issuance date of each note. The Borrower is a provider of natural-language-understanding solutions for CRM applications. Fonix speech-enabling technology is a component of these solutions.

On December 1, 2001, the Company established a revolving line of credit and convertible promissory note that permits the Borrower to draw up to $1,000,000 for operations and other purposes, including the amounts loaned under the initial convertible promissory notes. Effective February 1, 2002, the line of credit and convertible promissory nore were increased to $2,000,000. Draws on the line of credit bear interest at an annual rate of seven percent, which interest is payable quarterly beginning June 30, 2002, and are secured by intellectual property and other assets of the Borrower. The unpaid principal, together with interest accrued thereon, is due and payable on December 31, 2002, and is convertible into common shares of the Borrower at the Company's option. Based upon borrowings through December 31, 2001, such conversion would represent approximately five percent of the ownership of the Borrower.

In December 2001, the Borrower drew an additional $175,000 on the line of credit, bringing the total outstanding balance to $630,000 through December 31,
2001.   Subsequent to December 31, 2001 through February 26, 2002, the Borrower drew an additional $395,000 under the terms of the credit line.

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2001 and 2000:

                                                                  2001                2000
                                                               ---------------     ---------------
Computer equipment                                             $    1,166,731      $    1,193,942

Furniture and fixtures                                                959,069             851,436

Leasehold improvements                                                 92,319             118,621
                                                               ---------------      -------------
                                                                    2,218,119           2,163,999
Less accumulated depreciation and amortization                     (1,314,960)         (1,445,288)
                                                               ---------------      --------------
Net property and equipment                                     $      903,159       $     718,711
                                                               ===============      ==============

5. INVESTMENT IN AFFILIATE

In February 2001, the Company entered into a collaboration agreement with Audium Corporation ("Audium") to provide an integrated platform for generating Voice XML solutions for Internet and telephony systems. Audium is a mobile application service provider that builds and operates mobile applications that allow access to Internet information and to complete online transactions using any telephone. The collaboration includes integration of the Company's technologies with Audium's mobile applications development capability.

Note Receivable - In connection with the collaboration agreement with Audium, in February and May 2001, the Company advanced an aggregate of $400,000 to Audium as a bridge loan (the "Audium Note"). The loan bears interest at a rate of 5 percent per year, has a term of four years and is convertible into shares of Audium Series A Convertible Preferred Stock ("Audium Preferred Stock"). The Audium Note is convertible into shares of Audium Preferred Stock at a price of $1.46 per share in the event of (i) Audium raising an additional $2,000,000 prior to October 6, 2002, (ii) Audium's merger or consolidation, (iii) a qualified public offering of Audium common stock, (iv) an event of default under a note payable from Fonix (see Fonix Note below), or (v) Audium's aggregate gross revenues for the months of January through June 2003 exceeding $1,000,000. The Audium Note is secured by Audium's intellectual property. Further, at the closing, Audium granted the Company a fully paid, worldwide, non-exclusive license to Audium's software to make, manufacture, and use the software and any derivative works if Audium declares bankruptcy or ceases to do business.

Management determined that a 12 percent annual interest rate better reflects the risk characteristics of the Audium Note. Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $302,909. For the year ended December 31, 2001, the Company recorded interest income of $29,663, including contractual and imputed interest. As of December 31, 2001, the balance of the Audium Note was $322,309, net of the unaccreted discount.

Investment in Affiliate - On April 11, 2001, the Company closed a stock purchase agreement with Audium, wherein the Company agreed to purchase up to $2,800,000 of Audium Preferred Stock at a price of $1.46 per share. At closing, the Company paid $200,000 in cash and gave Audium a non-interest bearing note (the "Fonix Note") for the remaining $2,600,000.

Each share of Audium Preferred Stock is convertible into one share of Audium's common stock. Holders of Audium Preferred Stock are entitled to eight percent cumulative dividends, a liquidation preference in excess of the original purchase price plus any declared but unpaid dividends, anti-dilution rights, and voting rights equal to the corresponding number of common shares. The stock purchase agreement also entitles Fonix to elect one

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


member of Audium's board of directors. Audium also granted Fonix certain registration rights after the closing of a public offering by Audium.

On April 11, 2001, and through December 31, 2001, the Company's investment in Audium represented 26.7 percent of the Audium's voting stock. As a result, the Company accounts for its investment in Audium using the equity method of accounting. Accordingly, the Company recognized a loss of $534,138 in the accompanying consolidated statements of operations consisting of $259,414 to reflect the Company's share of Audium's net loss for the period from April 11, 2001 through December 31, 2001 and $274,724 for the amortization of the difference between the purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit that is amortized on a straight-line basis over a period of eight years.

A summary of the results of Audium's operations for the period from April 11, 2001 through December 31, 2001 and net assets (liabilities) as of December 31, 2001 is as follows:
                                                     (Unaudited)
  Net sales                                         $    434,859
  Loss from operations                                   959,285
  Net loss                                               971,583

  Current assets                                         591,646
  Total assets                                           832,670
  Current liabilities                                    604,677
  Total liabilities                                    1,027,272
  Net assets (liabilities)                              (194,602)

Note Payable to Affiliate - The Fonix Note is payable in 13 monthly installments of $200,000 beginning on June 1, 2001, and bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. No events of default have occurred to date.

At closing, Audium issued 14 share certificates to Fonix, each certificate for 136,986 shares of Audium Preferred Stock, and delivered one certificate in exchange for the initial payment of $200,000. The remaining certificates are held by Audium as collateral for the Fonix Note under the terms of a security agreement. For each monthly payment of $200,000 or multiple payments that aggregate $200,000, Audium will release to Fonix one certificate for 136,986 shares of Audium Preferred Stock.

Through September 30, 2001, three payments of $200,000 were made on the Fonix Note. Effective October 1, 2001, the terms of the Fonix Note were modified to reduce the monthly payments to the following amounts: $75,000 for September 2001, $100,000 for October 2001, $125,000 for November 2001 and $150,000 for
December 2001 and January 2002. Thereafter, monthly payments of $200,000 are scheduled through August 2002. No other terms of the original Fonix Note were affected by the modification. Subsequent to December 31, 2001, payments amounting to $350,000 have been made as required by the modified terms.

Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent and the Company recorded a present value of $2,370,348 for the note payable. For the year ended December 31, 2001, the Company recorded interest expense of $164,405 related to this note.

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.  PROMISSORY NOTE

As discussed in Note 2, the Company entered into an Asset Purchase Agreement with Force Computers, Inc. ("Force") As part of the consideration for the purchase price Fonix issued a non-interest bearing promissory note in the amount of $1,280,000. Management determined that a seven percent annual interest rate reflects the risk characteristics of this promissory note. Accordingly, interest has been imputed at seven percent and the Company recorded a discount of $40,245 for the note payable. From the purchase date through December 31, 2001, the Company recorded interest expense of $4,098 related to this promissory note.

As collateral for the promissory note, 7,000,000 shares of the Company's Class A common stock were placed into escrow. Under the terms of the escrow, the shares will not be released to Force unless the Company is delinquent or late with respect to any payment under the Note. Also, under the terms of the Asset Purchase Agreement, Fonix is required to deposit all receipts from customers acquired in this transaction into a joint depository account. Fonix has the right to withdraw such funds; however, in the event of default on any payments to Force under the terms of the promissory note, Force has the right to withdraw funds from the depository account until the deficiency in payment is covered, at which time, Fonix may again have use of the funds. To date, required payments have been made when due.

7.  RELATED-PARTY NOTES PAYABLE

In connection with the acquisition of certain entities in 1998, the Company issued unsecured demand notes payable to former stockholders of the acquired entities in the aggregate amount of $1,710,000. Demands for payment on the notes were made as follows: $1,190,000 on February 28, 1999, $180,000 on April 30, 1999 and $340,000 on September 30, 1999, and bore interest at six percent after their due date. The Company did not make payments on the due dates pending the result of certain legal actions undertaken by the Company. In September 1999, the actions were settled resulting in cancellation of certain of the promissory notes totaling $1,632,375 upon payment to certain former shareholders of $1,217,384 and the return of 970,586 shares of restricted Class A common stock previously issued in connection with the acquisition. Of the notes payable, $77,625 remain unpaid as of December 31, 2001. During 2000, the holders of these notes made demand for payment and the Company is negotiating with the holders of these notes to reduce the outstanding balance.

8.  SERIES C CONVERTIBLE DEBENTURES

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

The obligations of the Company for repayment of the debentures, as well as its obligation to register the common

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


stock underlying the potential conversion of the debentures and the exercise of the warrants issued in these transactions, were personally guaranteed by two executive officers and directors and one former executive officer and director (the "Guarantors"). These personal guarantees were secured by a pledge of 6,000,000 shares of Fonix Class A common stock beneficially owned by the Guarantors. The Company entered into an indemnity agreement with the Guarantors relating to this and other guarantees and pledges (see Note 13).

Subsequent to the March 3, 1999 funding, the holders of the Series C convertible debentures notified the Company and the Guarantors that a default had occurred under certain terms of the stock pledge agreement as a result of the Company's failure to register in a timely manner the resale of the shares underlying the debentures, and that the holders had exercised their right to sell the shares pledged by the Guarantors. The Company was informed that proceeds from the sale of the 6,000,000 pledged shares amounted to $3,278,893. Of this total, $406,250 was allocated to penalties attributable to default provisions of the stock pledge agreement and recorded by the Company as interest expense and $343,750 related to penalty provisions of the Series D preferred stock (held by a related group of investors) and recorded by the Company as preferred stock dividends. The remaining $2,528,893 was applied as a reduction to the principal balance of the debentures. Under its indemnity agreement with the Guarantors, the Company was obligated to issue 6,000,000 replacement shares to the Guarantors for the shares sold by the holders of the Debentures. Additionally, the Company has recorded a related-party liability of $1,296,600 as a reimbursement to the Guarantors for expenses incurred by the Guarantors as a result of the sales of the shares pledged by the Guarantors.

During 2000, the remaining balance of $3,971,107 of the Series C convertible debentures was converted into 10,385,364 shares of Class A common stock.

9. PREFERRED STOCK

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

Series D Convertible Preferred Stock - During 1998, the Company entered into an agreement with investors whereby the Company issued 550,000 shares of Series D convertible preferred stock for $11,000,000. Additionally, the Company issued to certain investors a total of 608,334 shares of Series D convertible preferred stock in return for their relinquishment of their contractual right to receive shares in connection with a March 1998 private

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


placement offering and as a cost of the Series D convertible preferred stock placement. Dividends accrued on the stated value ($20 per share) of Series D convertible preferred stock at the rate of four percent per year, were payable annually or upon conversion, in cash or Class A common stock, at the option of the Company, and were convertible into shares of Class A common stock at the holders' option any time. In the event of liquidation, the holders of the Series D convertible preferred stock were entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series D convertible preferred stock had no voting rights. Shares of Series D convertible preferred stock, together with dividends accrued thereon, could be converted into shares of Class A common stock at the lesser of: $3.50 per share; or the lesser of 110 percent of the average per share closing bid price for the 15 trading days immediately preceding the date of issuance of the shares of Series D convertible preferred stock; or 90 percent of the average of the three lowest per share closing bid prices during the 22 trading days immediately preceding the conversion date. If the holders had converted at the $3.50 per share price, the Company was obligated to issue warrants to purchase 0.8 shares of Class A common stock for each share of Series D convertible preferred stock converted to common stock. Using the conversion terms most beneficial to the holders, the Company recorded a preferred stock dividend of $3,638,147 for the beneficial conversion feature of the Series D convertible preferred stock.

In 1998, 150,000 shares of Series D convertible preferred stock were exchanged for 150,000 shares of Series E convertible preferred stock (see below). In June 2000, the Company issued 612,069 shares of Class A common stock (having a market value of $688,578 on that date) to the holder of the shares of Series D convertible preferred stock in consideration for the waiver of certain rights and amendment of certain terms relating to the conversion of shares of Series D convertible preferred stock, including reducing the conversion rate from 90 percent to 85 percent of the average of the three lowest per share closing bid prices during the 22 trading days preceding the conversion date. The Company recorded a preferred stock dividend in the amount of $236,400 for the beneficial conversion feature resulting from the issuance of the shares. In 2001, 2000 and 1999, 164,500 shares, 217,223 shares and 626,611 shares, respectively, of Series D convertible preferred stock and related dividends were converted into 13,978,440 shares, 15,436,378 shares and 47,252,275 shares, respectively, of Class A common stock. As of December 31, 2001, no shares of Series D convertible preferred stock remain outstanding.

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

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In 1998, 114,928 shares of Series E convertible preferred stock and related dividends were converted into 2,591,733 shares of Class A common stock. In 1999, the remaining 135,072 shares of Series E convertible preferred stock and related dividends were converted into 5,729,156 shares of Class A common stock. There are no shares of Series E convertible preferred stock outstanding.

Series F Convertible Preferred Stock - In 2000, the Company entered into an agreement and a related amendment thereto whereby it sold a total of 316,036 shares of its Series F convertible preferred stock for $2,750,000. Dividends accrued on the stated value ($20 per share) of Series F convertible preferred stock at a rate of six percent per year, were payable annually or upon conversion, in cash or common stock, at the option of the Company, and were convertible into shares of Class A common stock at any time at the holders' option. Shares of Series F convertible preferred stock could be converted into shares of Class A common stock at a price of $0.75 per share during the first 90 days following the close of the transaction, and thereafter at a price equal to 85 percent of the average of the three lowest closing bid prices in the 20-day trading period immediately preceding the conversion date. Using the conversion terms most beneficial to the holders, the Company recorded a preferred stock dividend of $2,750,000 for the beneficial conversion feature of the Series F convertible preferred stock.

In 2001 and 2000, 6,073 shares and 309,963 shares, respectively, of Series F convertible preferred stock and related dividends were converted into 519,067 shares and 8,342,820 shares, respectively, of Class A common stock.

10.  CONVERTIBLE PROMISSORY NOTE AND EQUITY LINES OF CREDIT

Convertible Promissory Note - In June 2000, the Company executed a convertible promissory note (the "2000 Note") with a private investor in the amount of $7,500,000, against which the Company was permitted to draw funds as needed for operating purposes. The 2000 Note bore interest at six percent annually, compounded monthly, and was due September 30, 2001. Principal drawn under the terms of the 2000 Note was designated as the "Initial Investment Amount" under the Private Equity Line Agreement described below. The investor had the right to convert, at its option, all or any portion of the outstanding principal and interest into shares of Class A common stock at the lesser of $0.75 or 85 percent of the average of the three lowest closing bid prices of Class A common stock in the 20-day trading period prior to the date of conversion. During 2000, the Company drew the entire amount available under the 2000 Note and recorded $106,348 as interest expense. Principal and interest were converted into 11,544,775 shares of Class A common stock. The Company also recorded a beneficial conversion feature as interest expense in the amount of $3,447,623 related to borrowings under the 2000 Note.

Equity Line of Credit - In August 2000, the Company entered into a Private Equity Line Agreement ("Equity Line") with the same investor ("Equity Line Investor") which gives the Company the right to draw up to $20,000,000 for operations and other purposes. The Initial Investment Amount of $7,500,000 was drawn as part of the 2000 Note described above. The balance remaining under the Equity Line is available to the Company through a mechanism of draws and puts of stock. The Company is entitled to draw funds and to "put" to the Equity Line Investor shares of Class A common stock in lieu of repayment of the draw. The number of shares issued is determined by dividing the dollar amount of the draw by 90 percent of the average of the two lowest closing bid prices of Class A common stock over the seven trading-day period following the date the Company tenders the put notice. The Equity Line Investor funds the amounts requested by the Company within two trading days after the seven trading-day period.

From its inception through December 31, 2000, draws taken under the Equity Line, excluding the Initial Investment Amount, amounting to $3,973,508 were converted into 12,492,680 shares of Class A common stock. During 2001, draws amounting to $5,510,000, less commissions and related fees of $165,300, were converted into 26,353,141 shares of Class A common stock. Subsequent to December 31, 2001, additional draws amounting to $156,836, less commissions and fees of $4,705, were converted into 2,292,920 shares of Class A common stock. As of February

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


26, 2002, $2,859,657 of credit remains available to be drawn on the Equity Line.

Second Equity Line of Credit - In April 2001, the Company entered into a second private equity line agreement (the "Second Equity Line") with the Equity Line Investor. Under the Second Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the initial Equity Line.

From the inception of the Second Equity Line through December 31, 2001, draws under the Second Equity Line amounting to $13,425,000, less commissions and fees of $497,750, were converted to 118,013,005 shares of Class A common stock. Subsequent to December 31, 2001, additional draws amounting to $3,443,164, less commissions and fees of $103,295, were converted into 51,769,221 shares of Class A common stock. As of February 26, 2002, $3,131,836 remains available to be drawn on the Second Equity Line.

11.  COMMON STOCK AND COMMON STOCK SUBJECT TO REDEMPTION

Common Stock - During 2001, the Company issued 158,898,653 shares of Class A common stock. Of such shares, 14,497,507 shares were issued upon the conversion of preferred stock with related dividends, 144,366,146 shares were issued upon conversion of draws on the equity lines, and 35,000 shares were issued upon the exercise of options. At the annual meeting of shareholders held on July 18, 2001, the shareholders of the Company approved an increase in the number of common shares authorized from 300,000,000 to 500,000,000.

During 2000, the Company issued 65,959,861 shares of Class A common stock. Of such shares, 34,164,562 shares were issued upon the conversion of convertible debentures with related interest and preferred stock with related dividends, 24,037,455 were issued upon conversion of draws on the Equity Line and 2000 Note, 1,067,061 shares were issued upon the exercise of warrants, options and stock appreciation rights, 4,568,569 shares were issued upon exercise of repricing rights (see below), 260,145 shares were issued upon the settlement of litigation (see Note 17), and 1,862,069 were issued to consultants as consideration for services rendered.

During 1999, the Company issued 60,181,431 shares of Class A common stock. Of such shares, 52,981,431 shares were issued upon the conversion of preferred stock and related dividends, 6,000,000 were issued as replacement shares under an indemnification agreement in favor of the Guarantors (see Notes 8 and 13) and 1,200,000 were issued to consultants as consideration for services rendered. The Company canceled 970,586 shares of Class A common stock that were returned in connection with the settlement with the former shareholders of and acquired entity (see Note 7). At the annual meeting of shareholders held on October 29, 1999, issuance of Class B non- voting common stock was approved by the shareholders of the Company. Also approved was an increase in the number of common shares authorized from 100,000,000 to 300,000,000 and in the number of preferred shares authorized from 20,000,000 to 50,000,000.

In connection with a 1998 acquisition, 1,985,000 shares of Class A common stock were placed in escrow to be converted at a later date to Class B Non-Voting common stock, subject to approval by the shareholders of the Company. By vote of the shareholders at the annual meeting held October 29, 1999, the issuance of 1,985,000 shares of Class B Non-Voting common stock was approved. The Class B shares are authorized, but have not yet been exchanged for the corresponding Class A shares held in escrow. The shares held in escrow have been excluded from the calculation of basic net loss per common share for the year ended December 31, 2001, 2000 and 1999.

Voting Trust - As of December 31, 2001, 8,627,333 shares of the Company's outstanding Class A common stock were held in a voting trust as to which the president and chief executive officer of the Company is the sole trustee. Persons who have deposited their shares of the Company's Class A common stock into the voting trust have

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


dividend and liquidation rights in proportion to the number of shares of the Company's Class A common stock they have deposited in the voting trust, but have no voting rights with respect to such shares. All voting rights associated with the shares deposited into the voting trust are exercisable solely and exclusively by the trustee of the voting trust. The voting trust expires, unless extended according to its terms, on the earlier of September 30, 2002 or any of the following events: (i) the trustee terminates it; (ii) the participating stockholders unanimously terminate it; or (iii) the Company is dissolved or liquidated.

Common Stock Subject to Redemption - In 1998, the Company entered into a private placement agreement with an unaffiliated investor, pursuant to which the Company received $1,980,000 in net proceeds in exchange for 1,801,802 shares of Class A common stock, an equal number of repricing rights, both subject to certain repurchase rights, and warrants to purchase 200,000 shares of Class A common stock at $1.67 per share for a term of three years. The Company assigned a fair value of $150,000 to the warrants as determined on December 21, 1998 using the Black-Scholes pricing model assuming a dividend yield of 0 percent, expected volatility of 85 percent, a risk free interest rate of 4.5 percent and an expected life of 3 years.

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

12. STOCK OPTIONS AND WARRANTS

Common Stock Options - In 1998, the Company's board of directors and shareholders approved the 1998 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance was 10,000,000. In 2000, the Company's board of directors approved an increase in the number of shares under the Plan from 10,000,000 to 20,000,000. As of December 31, 2001, the number of shares available for grant under this plan was 2,760,831.

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



In 1997, the Company's board of directors approved the 1997 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance is 7,500,000. As of December 31, 2001, the number of shares available for grant under this plan was 2,362,993.

In 1996, the Company's board of directors and shareholders approved the 1996 Directors' Stock Option Plan, under which the aggregate number of shares of Class A common stock authorized for issuance is 5,400,000. The plan provides that each director shall receive options to purchase 200,000 shares of Class A common stock for services rendered as a director during each entire calendar year or portion of a calendar year in excess of six months. The exercise price of such options is the closing market price of the Class A common stock on the date the options are granted. The option term is 10 years from date of grant. As of December 31, 2001, the number of shares available for grant under this plan was 2,800,000.

In 1996, the Company's board of directors approved a Long-Term Stock Investment and Incentive Plan for officers, key employees and other persons acting on behalf of the Company under which the aggregate number of shares authorized for issuance is 900,000. The exercise price of these options is the closing market price of the Class A common stock on the date the options are granted. The term of the plan is 10 years and options are subject to a three-year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised each year. As of December 31, 2001, the number of shares available for grant under this plan was 773,666.

In 1999, the Company granted options to purchase 400,000 shares of Class A common stock to new members of the board of directors, waiving the requirement that they serve for six months prior to such granting. In 2000, options to purchase 1,000,000 shares of Class A common stock were granted to members of the board of directors for services performed as directors during the year. In 2001 and 2000, options to purchase 1,500,000 shares and 3,800,000 shares, respectively, of Class A common stock, were issued to directors who were also executive officers of the Company for compensation and other services rendered to the Company. No such options were issued in 1999.

A summary of options granted under the Company's various stock option plans for the years ended December 31, 2001, 2000 and 1999 is presented below:

                                                        2001                       2000                           1999
                                                       ------                     ------                         -----
                                                              Weighted                      Weighted                     Weighted
                                                              Average                        Average                       Average
                                                Stock         Exercise        Stock         Exercise        Stock        Exercise
                                               Options         Price         Options          Price         Options         Price
                                               ------------  ---------      ------------   ----------     ------------   ----------
  Outstanding at beginning of the year          19,857,700   $   2.97        14,355,900      $  4.06       15,877,782      $  4.10
       Granted                                   8,134,950       0.22         7,116,067         0.65        1,294,000         1.31
       Exercised                                   (35,000)      0.39          (938,697)        1.00              --            --
       Forfeited or canceled                    (3,878,837)      4.23          (675,570)        4.59       (2,815,882)        3.01
                                               ------------                 ------------                  ------------
  Outstanding at end of the year                24,078,813       1.84        19,857,700         2.97       14,355,900         4.06
                                               ============                 ============                  ============
  Exercisable at the end of the year            16,981,906       2.50        18,923,001         3.07       13,484,237         4.20
                                               ============                 ============                  ============

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  A summary of options outstanding and options exercisable under the Company's various stock option plans at December 31, 2001 is presented below:


                               Options Outstanding                                     Options Exercisable
      --------------------------------------------------------------------------   --------------------------------
                                                   Weighted
                                                   Average           Weighted                           Weighted
        Range of                                  Remaining           Average                            Average
        Exercise              Number             Contractual         Exercise        Number             Exercise
         Prices             Outstanding             Life               Price       Exercisable            Price
         ------             -----------             ----               -----       -----------            -----
      $ 0.07-1.00            12,887,110        8.9 years           $     0.32         5,881,866         $   0.41
        1.01-1.78             5,028,800        7.9 years                 1.12         4,937,137             1.12
        2.97-4.06             1,893,000        4.6 years                 3.95         1,893,000             3.95
        5.06-6.00               801,000        5.9 years                 5.68           801,000             5.68
        6.50-8.50             3,468,903        5.5 years                 6.51         3,468,903             6.51
                             ----------                                            ------------
      $ 0.07-8.50            24,078,813        7.8 years                 1.84        16,981,906             2.50
                             ==========                                            ============

  Had compensation expense for these options been determined in accordance with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss per common share would have been increased to the pro forma amounts indicated below for the years ended December 31, 2001, 2000, and 1999:


                                                                    2001           2000            1999
                                                                   ------         ------           -----
  Net loss attributable to common stockholders:
              As reported                                   $  24,576,088    $  26,097,081   $  23,773,026
           Pro forma                                           25,336,697       30,602,028      28,567,009
  Basic and diluted net loss per common share:
              As reported                                   $       (0.10)   $       (0.16)  $       (0.31)
           Pro forma                                                (0.11)           (0.19)          (0.37)

  The weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 were $0.27, $0.64 and $1.31, respectively.

  The fair value of options and warrants is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during 2001, 2000 and 1999:


                                    2001         2000          1999
                                   ------       ------        -----
  Risk-free interest rate          4.66%        6.08%         5.70%
  Expected dividend yield           0.0%         0.0%          0.0%
  Expected exercise lives         5 years      5 years       5 years
  Expected volatility               130%         130%          102%

  The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change the estimated fair value amounts could be significantly different.

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Warrants - A summary of warrants granted by the Company during the years ended December 31, 2001, 2000 and 1999 is presented below:


                                                         2001                        2000                         1999
                                               ------------------------      ------------------------   -------------------------
                                                              Weighted                      Weighted                   Weighted
                                                               Average                      Average                     Average
                                                              Exercise                      Exercise                   Exercise
                                                Shares          Price          Shares        Price       Shares          Price
                                               -----------   ----------      -----------   ----------   ------------  -----------
  Outstanding at beginning of the year           3,470,000    $  2.06         3,025,000      $  2.71      1,925,000    $   13.08
       Granted                                     250,000       0.33           945,000         0.93      2,250,000         0.66

       Exercised                                        --         --          (300,000)        0.93           --            --
       Forfeited                                  (845,000)      0.92          (200,000)        8.13     (1,150,000)       16.06
                                               -----------                   -----------                ------------
  Outstanding at end of the year                 2,875,000       2.22         3,470,000         2.06      3,025,000         2.71
                                               ===========                   ===========                ============
  Exercisable at end of the year                 2,875,000       2.22         3,470,000         2.06      2,525,000         3.16
                                               ===========               \    ===========                ============

  Stock Appreciation Rights - The option plans described above also provide for stock appreciation rights that allow the grantee to receive shares of Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of Class A common stock at the date of exercise. In 2000, stock appreciation rights related to 400,000 outstanding stock options with a weighted average exercise price of $1.18 were exercised resulting in the recording of $628,000 of selling, general and administrative expense. As of December 31, 2001, there are options to purchase 33,334 shares of Class A common stock outstanding which provide for stock appreciation rights, all of which have an exercise price of $1.00 per share. If not exercised by September 2002, the remaining options with these rights will expire.

  13.  RELATED-PARTY  TRANSACTIONS

  Purchase of Technology Rights - In February 2000, the Company entered into an agreement to purchase from an executive officer and director of the Company, all of his rights and interests in certain methods and apparatus for integrated voice and pen input for use in computer systems. In payment for this technology, the Company granted the executive officer warrants to purchase 600,000 shares of the Company's Class A common stock at an exercise price of $1.00 per share. The warrants expire on February 10, 2010. Also, the Company granted the executive officer the right to repurchase the technology from the Company at fair market value if the Company subsequently determines not to commercialize the technologies.

  Guarantees of Company Obligations and Related Indemnity Agreement - In 1998 and 1999, two executive officers and directors and a former executive officer and director of the Company (the "Guarantors") guaranteed certain obligations of the Company, including obligations under the Series C debentures and certain real estate leases.

  In March 1999, the Guarantors pledged 6,000,000 shares of Class A common stock as collateral security for the Series C convertible debentures. In consideration for this pledge, the board of directors authorized the issuance of warrants to the Guarantors to purchase one share of Class A common stock for every three shares pledged. The purchase warrants would have a term of 10 years and an exercise price of 125 percent of the closing bid price of the Company's common stock on January 29, 1999, the date of issuance of the debentures. The warrants would not have been exercisable for at least six months after the date of issuance. The Guarantors subsequently deferred receipt of the warrants, but retained the right to accept them at some later date. Accordingly, no warrants have yet been issued pursuant to this transaction. The Company also agreed to indemnify the Guarantors if they were

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  required to pay any sums for the benefit of the Company under their guaranty of the Series C convertible debentures. The indemnity agreement provides that the Company would issue shares of Class A common stock of sufficient value to reimburse the guarantors in full, plus interest at 10 percent per annum, for all costs associated with meeting the guarantee commitment, including any income taxes resulting therefrom.

  Subsequent to the March 1999 Series C debenture issuance, the holders of the Series C debentures notified the Company and the Guarantors that a default had occurred under certain terms of the stock pledge agreement and that the holders had sold the 6,000,000 shares pledged by the Guarantors. The proceeds from the sale of the pledged shares were applied to certain penalties incurred on the Series D preferred stock (held by a related group of investors) and the remainder was applied to reduce the principal balance of the Series C convertible debentures as of September 30, 1999 (see Note 8). Under its indemnity agreement with the Guarantors, the Company issued 6,000,000 replacement shares to the Guarantors for the shares sold and reimbursed the Guarantors for resulting costs. Accordingly, the Company recorded an expense of $1,296,600 during 1999.

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

  SCC Asset Management Inc. - SCC Asset Management, Inc. ("SCC"), formerly Studdert Companies Corp., is a Utah corporation that previously provided investment and management services to the Company. Two of the officers, directors and owners of SCC are directors and executive officers of the Company. A third officer, director and owner of SCC is a former director and executive officer of the Company. The Company rents office space under subleases from SCC. Payments under the leases are guaranteed by three officers, owners and directors of SCC noted above. The subleases require monthly payments of $10,368. Payments for the sublease and related expenses amounted to $149,261 in 2001, $111,196 in 2000 and $124,416 in 1999.

  Other Transactions - In December 1999, the Company issued warrants to purchase 250,000 of the Company's Class A common stock to a law firm having a weighted-average exercise price of $0.31 and a term of five years. During 2001, 2000 and 1999, the Company paid approximately $847,000, $505,000, and $902,000, respectively, to the law firm for services provided to the Company.

  14.  RESEARCH AND PRODUCT DEVELOPMENT

  Synergetics - Prior to March 1997, the Company's scientific research and development activities were conducted solely by Synergetics, pursuant to product development and assignment contracts (collectively, the "Synergetics Agreement"). Under that arrangement, Synergetics provided personnel and facilities, and the Company financed the Synergetics research and development activities on an as-required basis and the Company was obligated to pay to Synergetics a royalty of 10 percent (the "Royalty") of net revenues from sales of products incorporating Synergetics' "VoiceBox" technology as well as technology derivatives thereof. Synergetics compensated its

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  developers and others contributing to the development effort, in part, by granting "Project Shares" to share in a portion of the Royalty received by Synergetics. On April 6, 1998, the Company and Synergetics entered into a Royalty Modification Agreement whereby the Company agreed to offer an aggregate of 4,800,000 non- transferable common stock purchase warrants to the holders of the Project Shares in consideration for which Synergetics agreed to cancel any further obligation on the part of the Company to pay the Royalty. In 2000, the Company and Synergetics entered into a Restated Royalty Modification Agreement whereby the Company paid Synergetics $28,000 to cancel the obligation of the Company to pay the Royalty. The Company has no further obligations to Synergetics, including prior obligations to issue 4,800,000 warrants.

  Under the terms of the Synergetics Agreement, as modified, the Company incurred no expenses in 2001, $28,000 in 2000 and $50,455 in 1999 for research and development efforts.

  Adiva - During 1998 and 1999, the Company utilized the research and development services of Adiva. The president of Adiva is also the president of Synergetics and IMC2. In 2000, the Company terminated its relationship with Adiva and made a final payment of $85,000 in settlement of the relationship. The Company incurred expenses of $85,000 in 2000 and $63,395 in 1999 for services provided by Adiva.

  IMC2 - In March 1998, the Company entered into a professional services agreement with IMC2, a research and development entity, to provide assistance to the Company in the continuing development of specific ASR technologies. The president of IMC2 is also the president of Synergetics and Adiva. The agreement was for an initial term of 36 months and required the Company to make monthly payments of $22,000. In February 2001, the Company and IMC2 agreed to extend the contract on a month-to-month basis. Under the terms of the agreement, the Company expended $391,000 in 2001, $264,000 in 2000 and $264,000 in 1999 for research and development efforts provided by IMC2.

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

  On November 25, 1998, Advocast issued 60,200 shares of Advocast Series A 6% convertible preferred stock ("Advocast Preferred Stock") to the Company and the chief executive officer of the Company became a director of Advocast. The Advocast Preferred Stock, if converted to Advocast common stock, represented less than 20 percent of the total outstanding shares of Advocast voting common stock. Advocast is a development stage company with minimal operations and no market for its stock. As a result, there was substantial uncertainty as to the value of the Advocast Preferred Stock and the Company did not record a value for the Advocast shares in its consolidated financial statements.

  On February 26, 2001, Fonix agreed to provide to Advocast an additional $100,000 of financing under the terms of a six percent secured convertible debenture due February 26, 2002. Fonix advanced $57,498 under the debenture. The debenture was convertible into shares of Advocast common stock at a rate of $8.62 per share at the option of Fonix. Furthermore, Fonix had the right to convert its Advocast Preferred Stock into additional principal under the debenture at a rate of $25 per share of Advocast
  Preferred Stock. If converted, the resulting balance due under the debenture was subject

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  to the same terms of conversion into Advocast common stock or became due and payable six months following the original due date of the convertible debenture. Advocast and Fonix also agreed that Advocast would provide consulting services to Fonix for development of Internet applications of the Company's technologies. The term of the agreement was three months and could be renewed at the Company's option for an additional three months. Fonix paid $30,000 to Advocast pursuant to the consulting agreement.

  On June 18, 2001, Fonix canceled the debenture, terminated the consulting agreement, agreed that Advocast could redeem the Advocast Preferred Stock owned by Fonix and issued warrants to Advocast for the purchase of 250,000 shares of Fonix Class A common stock at an exercise price of $0.33 per share in return for a perpetual, fully paid-up, nonexclusive license to certain technology developed by Advocast for Internet speech applications. The warrants were valued at $62,500 using the Black-Scholes option pricing model and were recorded as product development costs at the date of the transaction. Fonix has no further obligation to provide funding, management consultation and development services or technology to Advocast.

  15.  INCOME TAXES

At December 31, 2001 and 2000, net deferred income tax assets, before considering the valuation allowance, totaled $37,549,884 and $30,159,421, respectively. The amount of and ultimate realization of the benefits from the deferred income tax assets is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. The benefit for income taxes in the accompanying consolidated statement of operations for 1999 represents net operating loss carryforwards utilized to offset income tax liabilities associated with the sale of the HSG and the gain on forgiveness of debt. The net change in the valuation allowance was an increase of $7,390,463 for 2001 and $5,073,474 for 2000.

At December 31, 2001, the Company has unused federal net operating loss carryforwards available of approximately $91,290,000 and unused state net operating loss carryforwards of approximately $82,570,000 which may be applied against future taxable income, if any, and which expire in various years from 2008 through 2021. The Internal Revenue Code contains provisions which likely will reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. The Company has not performed an analysis to determine whether any such limitations have occurred.

The temporary differences and carryforwards which give rise to the deferred income tax assets as of December 31, 2001 and 2000 are as follows:

Deferred income tax assets:                           2001             2000
                                                ---------------  ----------------
       Net operating loss carryforwards:
           Federal                              $    31,039,516      $24,673,999
                                                     24,673,999       24,673,999
           State                                      2,724,704        2,106,874

       Research and development credits               2,366,311        2,224,742
       Accrued liabilities                              800,197          798,240
       Deferred revenues                                389,515          274,689
       Other                                            229,641           80,877
                                                ---------------  ----------------
       Total deferred income tax assets              37,549,884       30,159,421
       Valuation allowance                          (37,549,884)     (30,159,421)
                                                ---------------  ----------------
       Net deferred income tax assets           $            --  $            --
                                                ---------------  ----------------

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




  A reconciliation of income taxes at the federal statutory rate to the Company's effective rate is as follows:






                                                                         Year Ended December 31,
                                                                   2001            2000           1999
                                                                -----------     ---------      ---------

  Federal statutory income tax rate                                34.0%          34.0%          34.0%

  State and local income tax rate, net of federal
  benefit                                                           3.3            3.3            3.3
  Non-deductible items                                             (7.8)         (14.8)          (9.0)
                                                                                 (22.2)


  Valuation allowance                                             (22.2)                        (14.0)
                                                                -----------                    ---------
  Effective income tax rate                                         0.0%           0.3%         14.3%
                                                                ===========     =========      =========







  16.  COMMITMENTS AND CONTINGENCIES

  Executive Employment Agreements - The Company has employment agreements with two executive officers that were initiated November 1, 1996 and amended effective January 31, 2000 to extend the term of the agreements and reduce the base compensation. The current annual base salary for each executive officer is $309,400 and may be adjusted upward in future years as deemed appropriate by the Company's board of directors. The expiration date of the agreements is December 31, 2005. In July 2000, as compensation for extending the term of each agreement at a compensation level less than provided in the original agreement, each executive was granted options to purchase 1,400,000 shares of the Company's Class A common stock at an exercise price of $1.01. These options vested immediately and expire on July 19, 2010.

  In the event that, during the contract term, both a change of control occurs, and within six months after such change in control occurs, the executive's employment is terminated by the Company for any reason other than cause, death, or retirement, the executive shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within 30 days of termination.

  Another executive officer of the Company resigned in January 1999 and his employment agreement was canceled. He subsequently entered into a separation agreement pursuant to which he was paid $250,000 per year for the years ended January 31, 2000 and 2001, and $100,000 for the year ended January 31, 2002. The Company has no further obligations to the former executive.

  During 2000, the Company entered into employment contracts with two other executive officers which expire in January 31, 2003. The minimum annual salaries required by these agreements total $460,000. The executive employees are also entitled to other normal benefits extended to executives and employees of the Company. In the event that, during the contract term, both a change of control occurs and, within six months after such change in control was to occur, the executive officers' services are terminated by the Company for any reason other than cause, death or retirement, the executive officers shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within 30 days of termination. The agreements contain a non-disclosure, confidentiality, non-solicitation and non-competition clause. Under the terms of the non-competition clause, each

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  executive has agreed that for a period of 18 months after the termination of his employment with the Company the executive will not engage in any capacity in a business which competes with or may compete with the Company.

  Other Employment Agreements - On January 23, 2001, the Company entered into an employment agreement with an employee under which the employee is paid an annual salary of $225,000 and received options to purchase 600,000 shares of the Company's Class A common stock at an exercise price of $0.49 per share. Vesting of the options was to occurr over the term of the contract as follows:
  100,000 on January 23, 2001, 100,000 on November 30, 2001, 200,000 on November
  30, 2002, and 200,000 on November 30, 2003. The agreement was to expire November 30, 2003, but was terminated by mutual agreement.

  Professional Services Agreements - In 2001, the Company entered into a professional services agreement with a marketing consultant. The terms of the agreement require monthly payments of $20,000 for a period of 24 months. Also, in connection with the agreement, the Company issued options to purchase 500,000 shares of Class A common stock. The options were valued at $0.06 per share using the Black-Scholes option pricing model assuming a risk-free interest rate of 4.62 percent, expected dividend yield of 0 percent; expected exercise life of five years, and expected volatility of 130 percent. The resulting amount was recorded as deferred consulting expense and is being amortized into general and administrative expense over the period of service.

  In July 2000, the Company entered into professional services agreements with two consulting firms. In connection with these agreements, the Company issued a total of 1,000,000 shares of Class A common stock. The stock was valued at $1,015,600 using the fair value of the Class A common stock on the date each contract commenced and was recorded as deferred consulting expense and amortized as general and administrative expense over the period of service.

  In May 2000, the Company issued 250,000 shares of Class A common stock (having a market value of $312,500 at that date) to an unrelated third party in consideration for services rendered in connection with equity financing transactions.

  In January 2000, the Company issued warrants to purchase 300,000 shares of Class A common stock for services rendered by a professional services firm. The warrants have a three-year life, exercise prices ranging from $0.28 to $1.25 per share and vested during the year ended December 31, 2000.

  In December 1999, the Company entered into professional services agreements with two consulting firms. In connection with these agreements, the Company issued 1,000,000 shares of Class A common stock. The stock was valued at $375,000 using the fair value of the Class A common stock on the date each contract commenced which amount was recorded as deferred consulting expense and amortized as general and administrative expense over the period of service in 2000 and 1999.

  In December 1999, the Company issued warrants to purchase 1,000,000 shares of Class A common stock to professional advisors and consultants. The warrants were valued at $0.26 per share using the Black-Scholes option pricing model assuming a risk-free interest rate of 6.33 percent, expected dividend yield of 0 percent; expected exercise life of five years, and expected volatility of 130 percent. The resulting amount was recorded as deferred consulting expense and amortized as general and administrative expense over the period of service in 2000.

  Babel Infovox AB ("Infovox") is a Swedish telecommunications company that has developed multiple language capability for integration into TTS applications. In October 2000, the Company entered into a revenue sharing arrangement with Infovox that provides that Fonix will pay a percentage of revenue to Infovox for Fonix licenses of TTS technology that include languages other than American English provided by Infovox. In connection with

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  this agreement, the Company has made prepayments of $20,000, against which payment due to Infovox are credited. Through December 31, 2001, the Company had credited $2,898 against this prepayment.

  Operating Lease Agreements - The Company leases certain facilities and equipment used in its operations. The amount of commitments for non-cancelable operating leases in effect at December 31, 2001, were as follows:


         Year ending December 31,
                    2002                            $    881,224
                    2003                                 517,379
                    2004                                 294,652
                                                   -------------
                                                    $  1,693,255

  The Company incurred rental expense, net of subleases, of $627,304, $413,382 and $764,930 during 2001, 2000 and 1999, respectively, related to these leases.

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

  17. LITIGATION

  Oregon Graduate Institute - On July 28, 1999, Oregon Graduate Institute ("OGI") filed a notice of default, demand for mediation and demand for arbitration with the American Arbitration Association. In its demand, OGI asserted that the Company was in default under three separate agreements between the Company and OGI in the total amount of $175,000. In December 2000, a settlement was reached that required the Company to pay $27,500 in cash and issue 260,145 shares of Class A common stock, valued at $81,295 at the date of settlement, and required that OGI return equipment previously loaned by Fonix.

  Clarke - In November 1998, Fonix filed a suit against John R. Clarke and Perpetual Growth Fund, a company affiliated with Clarke, in Federal Court for the Central District of Utah seeking a declaratory judgment that it did not owe any money to Clarke and Perpetual Growth relating to certain financing Fonix received during 1998 and thereafter. The case was tried in March 2001, after which the court ruled in favor of Fonix and determined that Clarke and Perpetual Growth had no claims for "trailing fees" with regard to the financings which were the subject of the suit. Clarke and Perpetual Growth have appealed the decision to the United States Court of Appeals for the Tenth Circuit, but that court has not yet rendered a decision. The Company believes that the claims of Clarke and Perpetual Growth are without merit and will continue to vigorously oppose those claims.

                                Fonix Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Other - The Company is involved in various claims and proceedings arising in the ordinary course of business. Management believes, after consultation with legal counsel, that the ultimate disposition of these matters will not materially impact the consolidated financial position, liquidity or results of operations of the Company.

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

  19.  SIGNIFICANT CUSTOMERS

  Of the Company's revenue for 2001, $593,371 was from sources in the United States and $14,273 from South Korea. All of the Company's revenues for 2000 and 1999 were sourced from the United States. In 2001, no single customer generated more than 10 percent of the Company's total revenue. Of the $656,853 of revenues in 2000, $125,000 was from Motorola, and $87,250 was from NuvoMedia, Inc. Of the $439,507 of revenues in 1999, $209,401 was from one customer, General Magic. No other customer accounted for more than 10 percent of the Company's total revenues for the years presented.

  20.  SUBSEQUENT EVENT

  Stock Options - Subsequent to December 31, 2001, through February 26, 2002, the Company granted 5,042,000 options to employees, officers and directors under Company option plans. The options were granted at the quoted market price on the date of the grant and have exercise prices ranging from $0.05 to $0.11 per share. Of the options granted, 1,000,000 vest immediately and the balance vest over three years.