Form 10-Q
period 2002-03-31
FONIX CORP
filed 2002-05-10
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

[  ]     Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from          to       .
                                                             ---------   -------

                         Commission file number 0-23862

                                Fonix Corporation
             (Exact name of registrant as specified in its charter)

                               Delaware 22-2994719
                              ---------------------
          (State of Incorporation) (I.R.S. Employer Identification No.)

                         180 W. Election Road, Suite 200
                                Draper, UT 84020
          (Address of principal executive offices, including zip code)

                                 (801) 553-6600
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

         As of May 10, 2002, 475,268,639 shares of Class A voting common stock, par value $0.0001 per share, were issued and outstanding.

                                FONIX CORPORATION
                                    FORM 10-Q



                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                               Page


Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - As of March 31, 2002 and December 31, 2001                       2

         Condensed Consolidated Statements of Operations and Comprehensive Loss for the
             Three Months Ended March 31, 2002 and 2001                                                           3

         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
             March 31, 2002 and 2001                                                                              4

         Notes to Condensed Consolidated Financial Statements                                                     6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   12


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                       17

Item 2.  Changes in Securities                                                                                   17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                              17

Item 4.  Submission of Matters to a Vote of Security Holders                                                     18

Item 6.  Exhibits and Reports on Form 8-K                                                                        18

                                Fonix Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS
                                                                                              March 31,        December 31,
                                                                                                2002               2001
                                                                                          -----------------  -----------------
Current assets:
       Cash and cash equivalents                                                          $        648,027   $        201,401
       Common stock subscriptions receivable                                                     1,064,970            852,970
       Accounts receivable                                                                          37,330             58,170
       Inventory                                                                                    41,373             37,154
       Prepaid expenses and other current assets                                                   237,308             95,072
                                                                                          -----------------  -----------------

            Total current assets                                                                 2,029,008          1,244,767

Property and equipment, net of accumulated depreciation of $1,402,934
        and $1,314,960, respectively                                                               843,575            903,159

Convertible note receivable                                                                      1,285,000            630,000

Investment in and note receivable from affiliate, net of unamortized
        discount of $73,173                                                                      2,134,731          2,358,519

Intangible assets, net of accumulated amortization of $8,143,461 and
        $7,757,321, respectively                                                                 9,422,901          9,809,041

Other assets                                                                                       123,008            123,052
                                                                                          -----------------  -----------------

            Total assets                                                                  $     15,838,223   $     15,068,538
                                                                                          =================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Note payable to affiliate, net of unamortized discount of $31,054                  $        968,946   $      1,484,753
       Note payable, net of unamortized discount of $19,110                                        800,890          1,239,755
       Notes payable - related parties                                                              77,625             77,625
       Accounts payable                                                                            754,592          1,062,237
       Accrued liabilities                                                                       1,355,884            981,066
       Accrued liabilities - related parties                                                     1,443,300          1,451,633
       Deferred revenues                                                                         1,213,524          1,049,849
                                                                                          -----------------  -----------------

            Total current liabilities                                                            6,614,761          7,346,918
                                                                                          -----------------  -----------------

Commitments and contingencies (Notes 1, 3, and 5)

Stockholders' equity:
       Preferred stock, $0.0001 par value; 50,000,000 shares authorized; Series
            A, convertible; 166,667 shares outstanding
                 (aggregate liquidation preference of $6,055,012)                                  500,000            500,000
       Common stock, $0.0001 par value; 500,000,000 shares authorized;
            Class A voting, 463,280,512 and 350,195,641 shares outstanding, respectively            46,328             35,020
            Class B non-voting, none outstanding                                                         -                  -
       Additional paid-in capital                                                              179,248,199        171,985,508
       Outstanding warrants to purchase Class A common stock                                    2,736,400          2,832,400
       Deferred consulting expenses                                                                (13,888)           (17,777)
       Cumulative foreign currency translation adjustment                                            1,969              2,841
       Accumulated deficit                                                                    (173,295,546)      (167,616,372)
                                                                                          -----------------  -----------------

            Total stockholders' equity                                                           9,223,462          7,721,620
                                                                                          -----------------  -----------------

            Total liabilities and stockholders' equity                                    $     15,838,223   $     15,068,538
                                                                                          =================  =================

     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                                       Three Months Ended March 31,
                                                                                   -------------------------------------
                                                                                         2002               2001
                                                                                   -----------------  ------------------


Revenues                                                                           $        298,785   $         132,713
Cost of revenues                                                                             18,005               6,999
                                                                                   -----------------  ------------------

      Gross profit                                                                          280,780             125,714
                                                                                   -----------------  ------------------

Expenses:
      Selling, general and administrative                                                 3,191,381           2,144,586
      Product development and research                                                    2,124,315           1,650,945
      Amortization of intangible assets                                                     386,139             614,157
                                                                                   -----------------  ------------------

          Total expenses                                                                  5,701,835           4,409,688
                                                                                   -----------------  ------------------

Loss from operations                                                                     (5,421,055)         (4,283,974)
                                                                                   -----------------  ------------------

Other income (expense):
      Interest income                                                                        27,935              38,249
      Interest expense                                                                      (57,748)             (2,892)
                                                                                   -----------------  ------------------

          Total other income (expense), net                                                 (29,813)             35,357
                                                                                   -----------------  ------------------

Loss from operations before equity in net loss of affiliate                              (5,450,868)         (4,248,617)

Equity in net loss of affiliate                                                            (228,306)                  -
                                                                                   -----------------  ------------------

Net loss                                                                                 (5,679,174)         (4,248,617)

Other comprehensive loss - foreign currency translation                                        (872)                  -
                                                                                   -----------------  ------------------

Comprehensive loss                                                                 $     (5,680,046)  $      (4,248,617)
                                                                                   =================  ==================


Basic and diluted net loss per common share                                        $          (0.01)  $           (0.02)
                                                                                   =================  ==================

     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                     Three Months Ended March 31,
                                                                                     ------------------------------
                                                                                         2002            2001
                                                                                     --------------  --------------
Cash flows from operating activities:
      Net loss                                                                       $  (5,679,174)  $  (4,248,617)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
        Non-cash compensation expense related to issuance of stock options                   3,889               -
        Accretion of discount on note receivable from affiliate                             (4,518)              -
        Accretion of discount on note payable to affiliate                                  34,193               -
        Accretion of discount on note payable                                               21,135               -
        Depreciation and amortization                                                      474,163         711,691
        Equity in net loss of affiliate                                                    228,306               -
        Changes in assets and liabilities:
           Accounts receivable                                                              20,840         131,872
           Inventory                                                                        (4,219)              -
           Prepaid expenses and other current assets                                      (142,236)        (92,365)
           Funds held in escrow                                                                  -       2,151,006
           Other assets                                                                         44         (84,025)
           Accounts payable                                                               (307,645)       (152,900)
           Accrued liabilities                                                             390,566           5,698
           Accrued liabilities - related party                                              (8,333)        (37,500)
           Deferred revenues                                                               163,675         220,745
           Cumulative foreign currency translation adjustment                                 (738)              -
                                                                                     --------------  --------------

        Net cash used in operating activities                                           (4,810,052)     (1,394,395)
                                                                                     --------------  --------------

Cash flows from investing activities:
      Issuance of notes receivable                                                        (655,000)       (200,000)
      Purchase of property and equipment                                                   (28,573)       (189,787)
                                                                                     --------------  --------------

        Net cash used in investing activities                                             (683,573)       (389,787)
                                                                                     --------------  --------------

Cash flows from financing activities:
      Proceeds from sale of Class A common stock, net                                    6,113,029       2,919,700
      Receipt of common stock subscription receivable                                      852,970               -
      Payments on note payable to affiliate                                               (550,000)              -
      Payments on note payable                                                            (460,000)              -
      Principal payments on capital lease obligation                                       (15,748)        (10,647)
                                                                                     --------------  --------------

        Net cash provided by financing activities                                        5,940,251       2,909,053
                                                                                     --------------  --------------

Net increase in cash and cash equivalents                                                  446,626       1,124,871

Cash and cash equivalents at beginning of period                                           201,401       1,413,627
                                                                                     --------------  --------------

Cash and cash equivalents at end of period                                           $     648,027   $   2,538,498
                                                                                     ==============  ==============


     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)




                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                      -----------------------------
Supplemental disclosure of cash flow information:                                         2002           2001
                                                                                      -------------- --------------

      Cash paid during the period for interest                                        $      55,725  $       1,512

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the Three Months Ended March 31, 2002:

       Issued 13,394,216 shares of Class A common stock for $1,064,970 in subscriptions receivable.


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

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. The Company's business strategy is not without risk, and readers of these condensed consolidated financial statements should carefully consider the risks set forth under the heading "Certain Significant Risk Factors" in the Company's 2001 Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K.

The Company has incurred significant losses since inception. The Company incurred negative cash flows from operating activities of $4,810,052 during the three months ended March 31, 2002. Sales of products based on the Company's technologies have not been sufficient to finance ongoing operations. As of March 31, 2002, the Company had negative working capital of $4,585,753 and an accumulated deficit of $173,295,546. The Company has limited capital available under its equity lines of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors, including the Company's success in (1) increasing license, royalty and services revenues, (2) raising sufficient additional funding and (3) minimizing operating costs.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2002 and 2001, there were outstanding common stock equivalents to purchase 32,302,576 and 24,931,367 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months ended March 31, 2002 and 2001:

                                                            2002                           2001
                                                           ------                         -----
                                                                  Per Share                         Per Share
                                                      Amount          Amount          Amount          Amount
Net loss                                         $  (5,679,174)                  $  (4,248,617)
Preferred stock dividends                                    -                          (9,281)
                                               --------------------                  ----------
Net loss attributable to common stockholders     $  (5,679,174)      $ (0.01)     $ (4,257,898)     $ (0.02)
                                                   ============        ======      ============       ======
Weighted average common shares outstanding         390,617,578                     201,741,921
                                                   =============                   ============

Imputed Interest Expense and Income- Interest is imputed on long-term debt obligations and notes receivable where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics (see Notes 3 and 5).

Comprehensive Loss - Other comprehensive loss presented in the accompanying condensed consolidated financial statements consists of cumulative foreign currency translation adjustments. The Company had no items of comprehensive loss prior to April 1, 2001.

Recently Enacted Accounting Standards - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the "pooling-of-interests" method of accounting for acquisitions and requires separate accounting for certain intangibles acquired in such transactions. The application of this standard did not have an impact on the Company's financial position and results of operations.

SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Accordingly, effective January 1, 2002, amortization of goodwill and intangible assets with indefinite lives was discontinued. Other intangible assets will continue to be amortized over their useful lives.

Effective January 1, 2002, the Company adopted the requirements of SFAS No. 142. However, the Company has not yet assessed its goodwill and intangible assets with indefinite lives for impairment. The effect of the application of these requirements has not been determined; however, the amount of impairment could be material to the Company's financial position and results of operations. The Company intends to complete this assessment by June 30, 2002. Impairment adjustments, if any, will be reflected in the first quarter financial statements as required by SFAS No. 142. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 143 , "Accounting for Asset Retirement Obligations." This statement establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement on January 1, 2002, did not have a material effect on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. The adoption of this statement on January 1, 2002, did not have a material effect on the Company's financial position or results of operations.

Reclassifications - Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform with the current period presentation.

2. CONVERTIBLE NOTES RECEIVABLE

On December 1, 2001, the Company, as the lender, established and later amended a revolving line of credit and convertible promissory note with an unrelated entity (the "Borrower") that permits the Borrower to draw up to $2,000,000 for operations and other purposes, including the amounts loaned under the initial convertible promissory notes. The Borrower is a provider of natural-language-understanding solutions for customer resource management (CRM) applications. Fonix speech-enabling technology is a component of the Borrower's solutions. Draws on the line of credit bear interest at an annual rate of seven percent, which interest is payable quarterly beginning June 30, 2002, and are secured by intellectual property and other assets of the Borrower. The unpaid principal, together with interest accrued thereon, is due and payable on December 31, 2002, and is convertible into common shares of the Borrower at the Company's option. Based upon borrowings through March 31, 2002, such conversion at that date would have represented approximately 10 percent of the ownership of the Borrower.

During the three months ended March 31, 2002, the Borrower drew $655,000 on the line of credit, bringing total draws on the line of credit to $1,285,000 as of March 31, 2002. Subsequent to March 31, 2002, the Borrower drew an additional $110,000.

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

Note Receivable - In connection with the collaboration agreement with Audium, in February and May 2001 the Company advanced an aggregate of $400,000 to Audium as a bridge loan (the "Audium Note"). The loan bears interest at a rate of five percent per year and has a term of four years. The Audium Note is convertible into shares of Audium Series A Convertible Preferred Stock ("Audium Preferred Stock") and is secured by Audium's intellectual property.

Management determined that a 12 percent annual interest rate better reflects the risk characteristics of the Audium Note. Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $302,909. For the three months ended March 31, 2002, the Company recorded interest income of $9,519, including contractual and imputed interest. As of March 31, 2002, the balance of the Audium Note was $326,827, net of the unaccreted discount of $73,173.

Investment in Affiliate - On April 11, 2001, the Company entered into a stock purchase agreement with Audium, wherein the Company agreed to purchase up to $2,800,000 of Audium Preferred Stock at a price of $1.46 per share. At closing, the Company paid $200,000 in cash and gave Audium a non-interest bearing note (the "Fonix Note") for the remaining $2,600,000. Each share of Audium Preferred Stock is convertible into one share of Audium's common stock.

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

At March 31, 2002, the Company's investment in Audium represented 26.7 percent of Audium's voting stock. As a result, the Company accounts for its investment in Audium using the equity method of accounting. Accordingly, for the three months ended March 31, 2002, the Company recognized a loss of $228,306 consisting of $136,732 to reflect the Company's share of Audium's net loss for the three months ended March 31, 2002, and $91,574 for the amortization of the difference between the purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit that is amortized on a straight-line basis over a period of eight years.

Note Payable to Affiliate - The Fonix Note was originally payable in 13 monthly installments of $200,000 beginning on June 1, 2001, and bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. No events of default have occurred to date.

Through September 30, 2001, three payments of $200,000 were made on the Fonix Note. Effective October 1, 2001, the terms of the Fonix Note were modified to reduce the monthly payments to the following amounts: $75,000 for September 2001, $100,000 for October 2001, $125,000 for November 2001 and $150,000 for
December 2001 and January 2002. Thereafter, monthly payments of $200,000 are scheduled through August 2002. No other terms of the original Fonix Note were affected by the modification. Through March 31, 2002, payments amounting to $1,600,000 were made as required by the modified terms. The payment due April 10, 2002 had not been made as of May 8, 2002.

Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent and the Company recorded a present value of $2,370,348 for the note payable. For the three months ended March 31, 2002, the Company recorded interest expense of $34,193 related to this note.

4. INTANGIBLE ASSETS

Intangible assets consist of purchased core technology, customer relationships, trademarks, patents and goodwill arising from the purchase of assets from Force Computers, Inc. and the acquisition of AcuVoice, Inc. Also included are direct costs incurred by the Company in applying for patents covering its technologies. Amortization is computed on a straight-line basis over the estimated useful lives ranging from five to ten years. Total accumulated amortization was $8,143,460 and $7,757,321 at March 31, 2002, and December 31, 2001,
respectively.

The carrying values of the Company's long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. If such an event were to occur, the Company would project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset would not be recoverable, the carrying value would be reduced by the estimated excess of the carrying value over the projected discounted cash flows. As of March 31, 2002, management of the Company did not consider any of the Company's long-lived assets to be impaired. However, should the Company's marketing and sales plans not materialize in the near term, the realization of the Company's intangible assets could be severely and negatively impacted. The accompanying condensed consolidated financial statements have been prepared based on management's estimates of realizability, which estimates may change due to factors beyond the control of the Company. (See "Recently Enacted Acocunting Standrds" in Note 1)

5.  PROMISSORY NOTE

On December 14, 2001, the Company entered into an Asset Purchase Agreement with Force Computers, Inc. ("Force"). As part of the purchase price Fonix issued a non-interest bearing promissory note in the amount of $1,280,000 (the "Force Note"). Installment payments are made on the Force Note over a 12 month period following the date of purchase. Management determined that a seven percent annual interest rate reflects the risk characteristics of the Force Note. Accordingly, interest has been imputed at seven percent and the Company recorded a discount of $40,245. For the three months ended March 31, 2002, the Company recorded interest expense of $19,684 related to the Force Note.

As collateral for the Force Note, 7,000,000 shares of the Company's Class A common stock were placed into escrow. To date, required payments have been made when due. As of March 31, 2002, payments amounting to $820,000 remain outstanding under the Force Note.

6. EQUITY LINES OF CREDIT

Equity Line of Credit - On August 8, 2000, the Company entered into a Private Equity Line Agreement ("Equity Line") with a private investor ("Equity Line Investor"), which gives the Company the right to draw up to $20,000,000 for Company operations and other purposes through a mechanism of draws and puts of stock. The Company is entitled to draw funds and to "put" to the Equity Line Investor shares of Class A common stock in lieu of repayment of the draw. The number of shares issued is determined by dividing the dollar amount of the draw by 90 percent of the average of the two lowest closing bid prices of Class A common stock over the seven trading-day period following the date the Company tenders the put notice. The Equity Line Investor funds the amounts requested by the Company within two trading days after the seven trading-day period.

During the three months ended March 31, 2002, draws amounting to $2,756,836 were converted into 26,187,136 shares of Class A common stock, including amounts recorded as subscriptions receivable (see below). Through March 31, 2002, draws taken under the Equity Line amounted to $19,740,343 and were converted to 79,577,732 shares of Class A common stock. Subsequent to March 31, 2002, an additional draw amounting to $259,657 was converted into 2,298,867 shares of Class A common stock. On May 8, 2002, the Company and the Equity Line Investor amended the Equity Line to increase the balance available under the Equity Line from $20,000,000 to $22,000,000. Accordingly, as of May 8, 2002, $2,000,000 was
available to be drawn under the Equity Line.

Second Equity Line of Credit - On April 6, 2001, the Company entered into a second equity line agreement (the "Second Equity Line") with the Equity Line Investor. Under the Second Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the initial Equity Line.

During the three months ended March 31, 2002, draws amounting to $4,643,164 were converted into 83,897,735 shares of Class A common stock. Through March 31, 2002, draws under the Second Equity Line amounted to $18,068,164 and were converted to 201,910,740 shares of Class A common stock. Subsequent to March 31, 2002, an additional draw amounting to $1,085,682 was converted into 9,689,260 shares of Class A common stock. As of May 10, 2002, $846,154 remains unutilized under the Second Equity Line; however, no registered shares remain available to facilitate a draw of this amount. Therefore, this amount is unavailable to the Company at this time.

Subscriptions Receivable - Proceeds from draws on the equity lines prior to March 31, 2002 and December 31, 2001 had not been received by the Company as of those dates. The cash proceeds in the amount of $1,064,970 and $852,970 were subsequently received in April 2002 and January 2002, respectively.

7.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Class A Common Stock - During the three months ended March 31, 2002, 113,084,871 shares of Class A common stock were issued in connection with draws on the equity lines (see Note 6). No shares of Class A common stock were issued as a result of the exercise of stock options or warrants during the same period.

Stock Options - During the three months ended March 31, 2002, the Company granted options to employees to purchase 5,092,000 shares of Class A common stock and granted options to directors to purchase 1,000,000 shares of Class A common stock. The options have exercise prices ranging from $0.05 to $0.11 per share, which were the quoted fair market value of the stock on the dates of grant. Of the options granted during this three-month period, 5,092,000 vest over the three years following issuance and 1,000,000 vested immediately. Options expire within ten years from the date of grant if not exercised. Using the Black-Scholes pricing model, the weighted average fair value of the employee and director options were $0.08 and $0.04 per share, respectively. As of March 31, 2002, the Company had a total of 29,460,909 options to purchase Class A common shares outstanding.

The Company's option plans provide for stock appreciation rights that allow the grantee to receive shares of the Company's Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of the Company's stock at the date of exercise. As of March 31, 2002, there are options to purchase 33,334 shares of Class A common stock outstanding which provide for stock appreciation rights. These options have an exercise price of $1.00 per share. If not exercised by September 2002, the options with these rights will expire.

Warrants - As of May 10, 2002, the Company had warrants to purchase a total of 2,675,000 shares of Class A common stock outstanding that expire beginning i 2002 through 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Actual results could differ materially from the results the Company anticipates and which are discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

Since inception, Fonix has devoted substantially all of its resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other intelligent devices. Through March 31, 2002, the Company has incurred significant cumulative losses, and losses are expected to continue until the effects of recent marketing and sales efforts begin to take effect, if ever. The Company continues to emphasize product delivery and sales while achieving technology upgrades to maintain its perceived competitive advantages.

In its current marketing efforts, the Company seeks to form relationships with third parties who can incorporate speech-enabling technologies into new or existing products. Such relationships may be structured in any of a variety of ways including traditional technology licenses, collaboration or joint marketing agreements, co-development relationships through joint ventures or otherwise, and strategic alliances. The third parties with whom Fonix presently has such relationships and with which it may have similar relationships in the future include developers of application software, operating systems, computers, microprocessor chips, consumer electronics, automobiles, telephony and other products.

Significant Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. A complete discussion of significant accounting policies and areas where substantial judgements are made is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Recently Enacted Accounting Standards - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the "pooling-of-interests" method of accounting for acquisitions and requires separate accounting for certain intangibles acquired in such transactions. The application of this standard did not have an impact on the Company's financial position and results of operations.

SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Accordingly, effective January 1, 2002, amortization of goodwill and intangible assets with indefinite lives was discontinued. Other intangible assets will continue to be amortized over their useful lives.

Effective January 1, 2002, the Company adopted the requirements of SFAS No. 142. However, the Company has not yet assessed its goodwill and intangible assets with indefinite lives for impairment. The effect of the application of these requirements has not been determined; however, the amount of impairment could be material to the Company's financial position and results of operations. The Company intends to complete this assessment by June 30, 2002. Impairment adjustments, if any, will be reflected in the first quarter financial statements as required by SFAS No. 142. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle.

In August 2001, the FASB issued SFAS No. 143 , "Accounting for Asset Retirement Obligations." This statement establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this statement on January 1, 2002, did not have a material effect on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. The adoption of this statement on January 1, 2002, did not have a material effect on the Company's financial position or results of operations.

Results of Operations

Three months ended March 31, 2002, compared with three months ended March 31,
2001

During the three months ended March 31, 2002, the Company recorded revenues of $298,785, reflecting an increase of $166,072 over the same period in the previous year. Much of the increase is attributable to $165,389 in revenues generated from new business resulting from the acquisition of assets from Force Computers, Inc.

Selling, general and administrative expenses were $3,191,381 and $2,144,586 for the three months ended March 31, 2002 and 2001, respectively. The increase of $1,046,795 includes $304,892 in compensation-related expenses and $549,558 in promotion and other operating expenses related to increased sales and marketing activities, especially in the area of retail distribution and corporate promotional activities. Consulting expenses increased by $133,755, also related to increased sales and marketing efforts. Other increases of $24,340 in legal and other professional fees, and $39,925 in occupancy expenses further reflect growth and expansion in sales and marketing activities.

Product development and research expenses were $2,124,315 and $1,650,945 for the three months ended March 31, 2002 and 2001, respectively. The increase of $473,370 resulted primarily from increased compensation-related expenses of $347,779 and consulting and outside service-related expenses of $178,005 related to product application and development activities.

Amortization of intangible assets was $386,139 and $614,157, for the three months ended March 31, 2002 and 2001, respectively. The decrease of $228,018 is a result of the write down of certain intangible assets in 2001 and the change in accounting for amortization of goodwill dictated by SFAS No. 142. Based on the current intangible assets, the Company expects amortization expense to be approximately $1,158,000 for the remainder of 2002 and $1,158,386 per year thereafter.

Liquidity and Capital Resources

The Company must raise additional funds to be able to satisfy its cash requirements during the next 12 months. Research and development, corporate operations and marketing expenses will continue to require additional capital. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements until such time as the Company is able to enter into additional third-party licensing, collaboration or co-marketing arrangements such that it will be able to finance ongoing operations from license, royalty and services revenues. There can be no assurance that the Company will be able to enter into such agreements. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of the Company in connection with such financing could result in substantial additional dilution to the stockholders of the Company. The Company currently has $2,000,000 available to draw under its equity lines of credit.

Net cash used in operating activities of $4,810,052 for the three months ended March 31, 2002, resulted principally from the net loss incurred of $5,679,174 offset by non-cash expenses pertaining to depreciation and amortization of $474,163 and equity in net loss of affiliate of $228,306. Net cash used in investing activities of $683,573 for the three months ended March 31, 2002 consisted primarily of advances under a convertible note payable of $655,000. Net cash used in operating and investing activities was offset by net cash provided by financing activities of $5,940,251 consisting primarily of the receipt of $6,965,999 in cash related to the sale of shares of Class A common stock offset, in part, by $1,010,000 in payments on notes payable.

The Company had negative working capital of $4,585,753 at March 31, 2002, compared to negative working capital of $6,102,151 at December 31, 2001. Current assets increased by $784,241 to $2,029,008 from December 31, 2001, to March 31, 2002. Current liabilities decreased by $732,157 to $6,614,761 during the same period. The change in working capital from December 31, 2001 to March 31, 2002, was primarily attributable to the timing of payments on operating obligations and receipts of funding under the Company's equity line of credit. Total assets were $15,838,223 at March 31, 2002, compared to $15,068,538 at December 31,
2001.

Convertible Note Receivable and Line of Credit

On December 1, 2001, the Company, as the lender, established and later amended a revolving line of credit and convertible promissory note with an unrelated entity (the "Borrower") that permits the Borrower to draw up to $2,000,000 for operations and other purposes, including the amounts loaned under the initial convertible promissory notes. The Borrower is a provider of natural-language-understanding solutions for CRM applications. Fonix speech-enabling technology is a component of the Borrower's solutions. Draws on the line of credit bear interest at an annual rate of 7 percent, which interest is payable quarterly beginning June 30, 2002, and are secured by intellectual property and other assets of the Borrower. The unpaid principal, together with interest accrued thereon, is due and payable on December 31, 2002, and is convertible into common shares of the Borrower at the Company's option. Based upon borrowings through March 31, 2002, such conversion at that date would have represented approximately 10 percent of the ownership of the Borrower.

During the three months ended March 31, 2002, the Borrower drew $655,000 on the line of credit, bringing total draws on the line of credit to $1,285,000 as of March 31, 2002. Subsequent to March 31, 2002, the Borrower drew an additional $110,000.

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

Note Receivable - In connection with the collaboration agreement with Audium, in February and May 2001, the Company advanced an aggregate of $400,000 to Audium as a bridge loan (the "Audium Note"). The loan bears interest at a rate of 5 percent per year, has a term of four years and is convertible into shares of Audium Series A Convertible Preferred Stock ("Audium Preferred Stock") and is secured by Audium's intellectual property.

Management determined that a 12 percent annual interest rate better reflects the risk characteristics of the Audium Note. Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $302,909. For the three months ended March 31, 2002, the Company recorded interest income of $9,519, including contractual and imputed interest. As of March 31, 2002, the balance of the Audium Note was $326,827, net of the unaccreted discount of $73,173.

Investment in Affiliate - On April 11, 2001, the Company entered into a stock purchase agreement with Audium, wherein the Company agreed to purchase up to $2,800,000 of Audium Preferred Stock at a price of $1.46 per share. At closing, the Company paid $200,000 in cash and gave Audium a non-interest bearing note (the "Fonix Note") for the remaining $2,600,000. Each share of Audium Preferred Stock is convertible into one share of Audium's common stock.

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

At March 31, 2002, the Company's investment in Audium represented 26.7 percent of Audium's voting stock. As a result, the Company accounts for its investment in Audium using the equity method of accounting. Accordingly, for the three months ended March 31, 2002, the Company recognized a loss of $228,306 consisting of $136,732 to reflect the Company's share of Audium's net loss for the three months ended March 31, 2002 and $91,574 for the amortization of the difference between the purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit that is amortized on a straight-line basis over a period of eight years.

Note Payable to Affiliate - The Fonix Note is payable in 13 monthly installments of $200,000 beginning on June 1, 2001, and bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. No events of default have occurred to date.

Through September 30, 2001, three payments of $200,000 were made on the Fonix Note. Effective October 1, 2001, the terms of the Fonix Note were modified to reduce the monthly payments to the following amounts: $75,000 for September 2001, $100,000 for October 2001, $125,000 for November 2001 and $150,000 for
December 2001 and January 2002. Thereafter, monthly payments of $200,000 are scheduled through August 2002. No other terms of the original Fonix Note were affected by the modification. Through March 31, 2002, payments amounting to $550,000 were made as required by the modified terms.

Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent and the Company recorded a present value of $2,370,348 for the note payable. For the three months ended March 31, 2002, the Company recorded interest expense of $34,193 related to this note.

Promissory Note

On December 14, 2001, the Company entered into an Asset Purchase Agreement with Force Computers, Inc. ("Force"). As part of the purchase price, Fonix issued a non-interest bearing promissory note in the amount of $1,280,000 (the "Force Note"). Installment payments are due over the twelve-month period following the date of purchase. Management determined that a seven percent annual interest rate reflects the risk characteristics of the Force Note. Accordingly, interest has been imputed at seven percent and the Company recorded a discount of $40,245. For the three months ended March 31, 2002, the Company recorded interest expense of $19,684 related to the Force Note.

As collateral for the Force Note, 7,000,000 shares of the Company's Class A common stock were placed intoescrow. To date, the required payments have been made when due. As of March 31, 2002, payments in the amount of $820,000 remain outstanding under the Force Note.

Equity Lines of Credit

During the three months ended March 31, 2002, draws against the initial equity line of credit (see Note 6 of the Condensed Consolidated Financial Statements) in the amount of $2,756,836 were converted into 29,187,136 shares of Class A common stock. Subsequent to March 31, 2002, an additional draw of $259,657 was converted into 2,298,867 shares of Class A common stock. On May 8, 2002, the Company and the Equity Line Investor amended the equity line agreement to increase the balance available under the Equity Line from $20,000,000 to $22,000,000. Accordingly, as of May 8, 2002, $2,000,000 was available to be drawn under the equity line.

During the three months ended March 31, 2002, draws against the second equity line of credit (see Note 6 of the Condensed Consolidated Financial Statements) in the amount of $4,643,164 were converted into 83,897,735 shares of Class A common stock. Subsequent to March 31, 2002, an additional draw of $1,085,682 was converted into 9,689,260 shares of Class A common stock. As of May 10, 2002, $846,154 remains unutilized under the second equity line. However, no registered shares remain to be put to the Equity Line Investor to facilitate a draw of this amount. Therefore, this amount is not available to the Company at this time.

Stock Options and Warrants

During the three months ended March 31, 2002, the Company granted options to employees to purchase 5,092,000 shares of Class A common stock and granted options to directors to purchase 1,000,000 shares of Class A common stock. The options have exercise prices ranging from $0.05 to $0.11 per share, which were the quoted fair market value of the stock on the dates of grant. Of the options granted during this three-month period, 5,092,000 vest over the three years following issuance and 1,000,000 vested immediately. Options expire within ten years from the date of grant if not exercised. Using the Black-Scholes pricing model, the weighted average fair value of the employee and director options were $0.08 and $0.04 per share, respectively. As of March 31, 2002, the Company had a total of 29,460,909 options to purchase Class A common shares outstanding.

The Company's option plans provide for stock appreciation rights that allow the grantee to receive shares of the Company's Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of the Company's stock at the date of exercise. As of March 31, 2002, there are options to purchase 33,334 shares of Class A common stock outstanding which provide for stock appreciation rights. These options have an exercise price of $1.00 per share. If not exercised by September 2002, the options with these rights will expire.

As of May 10, 2002, the Company had warrants to purchase a total of 2,675,000 shares of Class A common stock outstanding that expire beginning in 2002 through 2010.

Other

The Company presently has no plans to purchase new research and development or office facilities.

                                     Outlook

Corporate Objectives and Technology Vision

The Company delivers speech solutions that empower people to interact conversationally with information systems and computing devices using natural language. The Company's speech-enabling technologies, which include text-to-speech ("TTS"), and neural network-based automated speech recognition ("ASR"), are integrated into products for commercial, industrial and consumer applications. ASR and TTS technologies are sometimes collectively referred to in this report as "Core Technologies".

The Company's objective is that its Core Technologies become the platform for the next generation of speech- enabling applications and products. Most speech recognition products offered by other companies are based on technologies that are largely in the public domain and represent nothing particularly "new" or creative. The Fonix Core Technologies are based on proprietary technology that is protected by various patents and trade secrets. Management believes the Company's speech-enabling technologies provide a superior competitive advantage compared to other technologies available in the marketplace. In order to accomplish this objective, the Company intends to proceed as follows:

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

         Continue to Develop and Enhance the Core Technologies. The Company plans to continue to invest significant resources in the development and acquisition of speech-enabling technologies, developer tools and development frameworks to maintain the competitive advantages found in its Core Technologies.

As the Company proceeds to implement its strategy and to reach its objectives, it anticipates further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments. The strategy adopted by the Company has significant risk and shareholders and others interested in the Company and its Class A common stock should carefully consider the risks set forth under the heading "Certain Significant Risk Factors" in the Company's 2001 Annual Report on Form 10-K, Item 1, Part I.

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

Recent Sales of Unregistered Securities. During the three months ended March 31, 2002, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "1933 Act"), other than unregistered sales in reliance on Regulation S under the Act, as follows:

         For the three months ended March 31, 2002, the Company received $2,756,836 in funds drawn under the Equity Line (see Note 6 of the Condensed Consolidated Financial Statements), less commissions and fees of $82,705, and issued 29,187,136 shares of Class A common stock to the Equity Line investor. Subsequent to March 31, 2002, the Company received $259,657 in funds drawn under the Equity Line, less commissions and fees of $7,790, and issued 2,298,867 shares of Class A common stock to the Equity Line investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under registration statements on Form S-2.

         For the three months ended March 31, 2002, the Company received $4,643,164 in funds drawn under the Second Equity Line (see Note 6 of the Condensed Consolidated Financial Statements), less commissions and fees of $139,295, and issued 83,897,735 shares of Class A common stock to the Equity Line investor. Subsequent to March 31, 2002, the Company received $1,085,682 in funds drawn under the Second Equity Line, less commissions and fees of $32,570, and issued 9,689,260 shares of Class A common stock to the Equity Line investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under registration statements on Form S-2.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended March 31, 2002.

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

         (10)(xxi) Asset Purchase Agreement - Acquisition of Certain Assets of Fonix Corporation and Fonix/ASI Corporation by Lernout & Hauspie Speech Products N.V., dated as of May 19, 1999, which is incorporated by reference from the Company's Current Report on Form 8- K, filed with the Commission on September 16, 1999 (therein designated as Exhibit 10(a))

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

         10(xxxviii)       Security Agreement between Fonix Corporation as the
                           Debtor and Audium Corporation as the Secured Party, dated as of April 5, 2001, filed with the Commission on April 17, 2001.

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

         10(xliv) Registration Rights Agreement between Fonix Corporation and Queen LLC, dated April 6, 2001, filed with the Commission on April 17, 2001.


(B) Reports filed on Form 8-K during the three-month period ended March 31, 2002:

No reports on Form 8-K were filed during the three-month period ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Fonix Corporation



Date:     May  9, 2002                   /s/ Roger D. Dudley
     --------------------------       ------------------------------------------
                                      Roger D. Dudley, Executive Vice President,
                                      Chief Financial Officer
                                      (Principal financial officer)