Form 10-Q
period 2002-06-30
FONIX CORP
filed 2002-08-12
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

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

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

           As of August 7, 2002, 484,475,556 shares of Class A voting common stock, par value $0.0001 per share, were issued and outstanding.

                                FONIX CORPORATION
                                    FORM 10-Q



                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                                 Page

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - As of June 30, 2002 and December 31, 2001                        2

           Condensed Consolidated Statements of Operations and Comprehensive Loss for the
               three months and six months ended June 30, 2002 and 2001                                             3

           Condensed Consolidated Statements of Cash Flows for the three months and six months ended
               June 30, 2002 and 2001                                                                               4

           Notes to Condensed Consolidated Financial Statements                                                     6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                   15


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                       25

Item 2.    Changes in Securities                                                                                   25

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                              25

Item 4.    Submission of Matters to a Vote of Security Holders                                                     26

Item 5.    Other Matters - Change in Certifying Public Accountants                                                 26

Item 6.    Exhibits and Reports on Form 8-K                                                                        27

                                Fonix Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS

                                                                                              June 30,         December 31,
                                                                                               2002               2001
                                                                                          ----------------   ----------------
Current assets:
      Cash and cash equivalents                                                                  $ 38,913          $ 201,401
      Subscriptions receivable                                                                          -            852,970
      Accounts receivable, net of allowance for doubtful accounts of $0                            96,592             58,170
      Other receivables                                                                            73,352             25,119
      Inventory                                                                                    28,080             37,154
      Prepaid expenses                                                                            169,764             69,953
                                                                                          ----------------   ----------------

           Total current assets                                                                   406,701          1,244,767

Property and equipment, net of accumulated depreciation of $1,491,553
        and $1,314,960, respectively                                                              811,490            903,159

Convertible note receivable                                                                     1,435,000            630,000

Investment in and note receivable from affiliate, net of unamortized discount of $68,655        1,934,609          2,358,519

Intangible assets, net of accumulated amortization of $6,234,000 and
        $5,461,722, respectively                                                                6,406,222          7,177,737

Goodwill, net of accumulated amortization of $2,295,599, in 2002 and 2001                       2,631,304          2,631,304

Other assets                                                                                      359,199            123,052
                                                                                          ----------------   ----------------

           Total assets                                                                      $ 13,984,525       $ 15,068,538
                                                                                          ================   ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Advance on equity line of credit                                                          $ 182,676                $ -
      Note payable to affiliate, net of unamortized discount of $31,054                           968,946          1,484,753
      Note payable, net of unamortized discount of $12,102                                        397,898          1,239,755
      Notes payable - related parties                                                             435,933             77,625
      Accounts payable                                                                          1,664,292          1,062,237
      Accrued liabilities                                                                       2,622,858            961,299
      Accrued liabilities - related parties                                                     1,443,300          1,451,633
      Deferred revenues                                                                         1,134,792          1,049,849
      Other current liabilities                                                                    21,881             19,767
                                                                                          ----------------   ----------------

           Total current liabilities                                                            8,872,575          7,346,918
                                                                                          ----------------   ----------------

Commitments and contingencies (Notes 1, 3, 5, and 6)

Stockholders' equity:
      Preferred stock, $.0001 par value; 50,000,000 shares authorized; Series A, convertible; 166,667 shares outstanding
                (aggregate liquidation preference of $6,055,012)                                  500,000            500,000
      Common stock, $.0001 par value; 800,000,000 shares authorized;
           Class A voting, 484,475,556 and 350,195,641 shares outstanding, respectively            48,448             35,020
           Class B non-voting, none outstanding
      Additional paid-in capital                                                              181,754,780        171,985,508
      Outstanding warrants to purchase Class A common stock                                     2,136,400          2,832,400
      Deferred consulting expenses                                                                 (5,833)           (17,777)
      Cumulative foreign currency translation adjustment                                          (25,396)             2,841
      Accumulated deficit                                                                    (179,296,449)      (167,616,372)
                                                                                          ----------------   ----------------

           Total stockholders' equity                                                           5,111,950          7,721,620
                                                                                          ----------------   ----------------

           Total liabilities and stockholders' equity                                        $ 13,984,525       $ 15,068,538
                                                                                          ================   ================

     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                  Three Months Ended              Six Months Ended
                                                                       June 30,                       June 30,
                                                             ------------------------------  ----------------------------
                                                                 2002            2001            2002           2001
                                                             --------------  --------------  -------------  -------------

Revenues                                                         $ 679,197       $ 107,568      $ 977,981      $ 240,281
Cost of revenues                                                   140,325          12,522        158,330         19,521
                                                             --------------  --------------  -------------  -------------

     Gross margin                                                  538,872          95,046        819,651        220,760
                                                             --------------  --------------  -------------  -------------

Expenses:
     Selling, general and administrative                         3,383,999       3,306,801      6,577,793      5,453,702
     Product development and research                            2,590,988       2,483,627      4,718,252      4,139,276
     Amortization of intangible assets                             380,775         607,136        761,550      1,214,273
                                                             --------------  --------------  -------------  -------------

         Total expenses                                          6,355,762       6,397,564     12,057,595     10,807,251
                                                             --------------  --------------  -------------  -------------

Loss from operations                                            (5,816,890)     (6,302,518)   (11,237,944)   (10,586,491)
                                                             --------------  --------------  -------------  -------------

Other income (expense):
     Interest income                                                68,386          19,276         96,321         57,524
     Interest expense                                              (47,759)        (66,096)      (105,508)       (68,988)
                                                             --------------  --------------  -------------  -------------

         Total other income (expense), net                          20,627         (46,820)        (9,187)       (11,464)
                                                             --------------  --------------  -------------  -------------

Loss before equity in net loss of affiliate                     (5,796,263)     (6,349,338)   (11,247,131)   (10,597,955)

Equity in net loss of affiliate                                   (204,640)       (194,427)      (432,946)      (194,427)
                                                             --------------  --------------  -------------  -------------

Net loss                                                        (6,000,903)     (6,543,765)   (11,680,077)   (10,792,382)

Other comprehensive loss - foreign currency translation            (27,365)         (2,048)       (28,237)        (2,048)
                                                             --------------  --------------  -------------  -------------

Comprehensive loss                                            $ (6,028,268)   $ (6,545,813)  $ (11,708,314) $ (10,794,430)
                                                             ==============  ==============  =============  =============


Basic and diluted net loss per common share                        $ (0.01)        $ (0.03)       $ (0.03)       $ (0.05)
                                                             ==============  ==============  =============  =============


     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                                   Six Months Ended
                                                                                                        June 30,
                                                                                             ------------------------------
                                                                                                 2002            2001
                                                                                             --------------  --------------
Cash flows from operating activities:
      Net loss                                                                               $ (11,680,077)  $ (10,792,382)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
        Non-cash expense related to issuance of debentures, warrants, preferred and
                common stock                                                                             -          62,500
        Additional Compensation expense related to issue of stock options and common stock          11,944               -
        Accretion of discount on note receivable from affiliate                                     (9,036)         (3,628)
        Accretion of discount on note payable from affiliate                                        34,193          40,690
        Accretion of discount on note payable                                                       28,143               -
        Depreciation and amortization                                                              952,027       1,430,243
        Equity in net loss of affiliate                                                            432,946         194,427
        Changes in assets and liabilities:
           Accounts receivable                                                                     (38,422)         19,372
           Inventory                                                                                 9,074         (24,467)
           Prepaid expenses and other current assets                                              (148,044)       (101,265)
           Funds held in escrow                                                                          -       2,151,006
           Other assets                                                                           (236,147)        (18,695)
           Accounts payable                                                                        602,055         291,897
           Accrued liabilities                                                                   1,661,559         515,054
           Accrued liabilities - related party                                                      (8,333)        (62,500)
           Other Current Liabilities                                                                21,881               -
           Deferred revenues                                                                        84,943         422,101
           Cumulative foreign currency translation adjustment                                      (26,199)         (2,048)
                                                                                             --------------  --------------

        Net cash used in operating activities                                                   (8,307,493)     (5,877,695)
                                                                                             --------------  --------------

Cash flows from investing activities:
      Purchase of property and equipment                                                           (90,880)       (507,242)
      Issuance of notes receivable                                                                (805,000)       (302,909)
      Investment in Affiliate                                                                            -        (200,000)
                                                                                             --------------  --------------

        Net cash used in investing activities                                                     (895,880)     (1,010,151)
                                                                                             --------------  --------------

Cash flows from financing activities:
      Proceeds of note payable to related parties                                                  358,307               -
      Principal payments on capital lease obligation                                               (19,767)        (21,562)
      Proceeds from sale of Class A common stock, net                                           10,122,345       6,601,950
      Proceeds from exercise of stock options                                                            -           9,801
      Payments on note payable to affiliate                                                       (550,000)       (200,000)
      Payments on note payable                                                                    (870,000)              -
                                                                                             --------------  --------------

        Net cash provided by financing activities                                                9,040,885       6,390,189
                                                                                             --------------  --------------

Net increase in cash and cash equivalents                                                         (162,488)       (497,657)

Cash and cash equivalents at beginning of period                                                   201,401       1,413,627
                                                                                             --------------  --------------

Cash and cash equivalents at end of period                                                        $ 38,913       $ 915,970
                                                                                             ==============  ==============

     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)




                                                                                        Six Months Ended June 30,
                                                                                      ------------------------------
                                                                                          2002            2001
                                                                                      -------------   --------------
Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                                         $     79,547    $      43,384

Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the Six Months Ended June 30, 2002:

       Warrants for the purchase of 450,000 shares of Class A common stock, valued at $696,000, expired.


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

Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K.

The Company has incurred significant losses since inception. The Company incurred negative cash flows from operating activities of $8,307,493 during the six months ended June 30, 2002. Sales of products based on the Company's technologies have not been sufficient to finance ongoing operations. As of June 30, 2002, the Company had negative working capital of $8,465,874 and an accumulated deficit of $179,296,449. The Company has drawn all capital available under its equity lines of credit. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors, including the Company's success in
(1) increasing license, royalty, product, and services revenues, (2) raising sufficient additional debt or equity funding and (3) minimizing or decreasing operating costs.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2002 and 2001, there were outstanding common stock equivalents to purchase 32,189,576 and 25,177,817 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following tables are reconciliations of the net loss numerator of basic and diluted net loss per common share for the three months and six months ended June 30, 2002 and 2001:


                                                             Three months ended June 30,
                                                         2002                          2001
                                                 --------------------------   --------------------------
                                                                  Per Share                  Per Share
                                                  Amount            Amount       Amount         Amount
                                                 --------------    --------   -------------    ---------
Net loss attributable to
common stockholders                              $ (6,000,903)     $ (0.01)   $ (6,543,765)    $ (0.03)

Weighted average common shares
    outstanding                                   471,938,769                  213,416,041

                                                                              Six months ended June 30,
                                                                              -------------------------
                                                                     2002                                   2001
                                                     -------------------------------------       --------------------------------
                                                                              Per Share                              Per Share
                                                           Amount              Amount              Amount             Amount
Net loss                                             $       (11,680,077)                          $(10,792,382)
Preferred stock dividends                                           -                                    (9,281)
                                                     --------------------                             ----------
Net loss attributable to common
    stockholders                                     $       (11,680,077)        $ (0.03 )        $ (10,801,663)         $ (0.05)
                                                     ===================         =========        ==============         ========
Weighted average common shares
     outstanding                                             431,443,574                            207,611,230
                                                     ====================                         ==============


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

SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Effective January 1, 2002, the Company adopted the requirements of SFAS No. 142. Accordingly, effective January 1, 2002, amortization of goodwill and intangible assets with indefinite lives was discontinued. Other intangible assets will continue to be amortized over their respective useful lives.

During 2002, the Company engaged an independent valuation firm to assess its goodwill and intangible assets with indefinite lives for impairment. The resulting appraisal indicated no impairment and the application of the test for impairment required by SFAS No. 142 had no effect on the Company's financial position or results of operations, except for the change in amortization of goodwill and intangible assets with indefinite lives.

In August 2001, the FASB issued SFAS No. 143 , "Accounting for Asset Retirement Obligations." This statement establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company's adoption of this statement on January 1, 2002, did not have a material effect on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. The adoption of this statement on January 1, 2002, did not have a material effect on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishments such that they are not required to classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company will be required to apply the provisions of this standard to transactions occurring after December 31, 2002. The adoption of this standard in 2003 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

Reclassifications - Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform with the current period presentation.

2. CONVERTIBLE NOTES RECEIVABLE

On December 1, 2001, the Company, as the lender, established a revolving line of credit and received a convertible promissory note from Unveil Technologies, Inc. ("Unveil"), that permits Unveil to draw up to $2,000,000 for operations and other purposes. Unveil is a developer of natural language understanding solutions for customer resource management (CRM) applications. Fonix intends to obtain a license to Unveil's applications when completed and has made the loan to Unveil to facilitate and expedite the development and commercialization of Uneveil's speech-enabled CRM software. Draws on the line of credit bear interest at an annual rate of seven percent, which interest is payable quarterly beginning September 30, 2002. The balance due under the line of credit is secured by Unveil's CRM software and source code therefor and other assets of Unveil. The Company is a senior creditor to Unveil. The unpaid principal, together with interest accrued thereon, is due and payable on December 31, 2002, and is convertible into common shares of Unveil at the Company's option. Based upon borrowings through June 30, 2002, such conversion at that date would have represented approximately 12 percent of the ownership of Unveil.

During the six months ended June 30, 2002, Unveil drew $805,000 on the line of credit, bringing total draws on the line of credit to $1,435,000 as of June 30, 2002. Subsequent to June 30, 2002, Unveil drew an additional $15,000.

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

Management determined that a 12 percent annual interest rate better reflects the risk characteristics of the Audium

Note. Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $302,909. For the three months and six months ended June 30, 2002, the Company recorded interest income of $9,519 and $19,038, respectively, including contractual and imputed interest. As of June 30, 2002, the balance of the Audium Note was $331,345, net of the unaccreted discount of $68,655.

Investment in Affiliate - In April 2001, the Company entered into a stock purchase agreement with Audium, wherein the Company agreed to purchase up to $2,800,000 of Audium Preferred Stock at a price of $1.46 per share. At closing, the Company paid $200,000 in cash and gave Audium a non-interest bearing note (the "Fonix Note") for the remaining $2,600,000. Each share of Audium Preferred Stock is convertible into one share of Audium's common stock.

At closing, Audium issued 14 Audium Preferred Share certificates to Fonix, each certificate for 136,986 shares, and delivered one certificate in exchange for the initial payment of $200,000. The remaining certificates are held by Audium as collateral for the Fonix Note under the terms of a security agreement. For each payment of $200,000 or multiple payments that aggregate $200,000, Audium will release to Fonix one certificate for 136,986 shares of Audium Preferred Stock.

The investment in Audium does not provide the Company with rights to any technology developed by Audium, but the Company must obtain a license should it choose to do so. The Company would not own an interest sufficient to control Audium, even if it were to convert the Audium Note to Audium Preferred Stock, and still would not benefit directly from the research and development being done by Audium. As a result, the Company has determined that it is appropriate to account for its investment, which represents 26.7 percent of Audium's voting stock, under the equity method and not as a research and development arrangement. Accordingly, for the three months and six months ended June 30, 2002, the Company recognized losses consisting of the following:



                                                                              Three Months                  Six Months
                                                                             Ended June 30,               Ended June 30,
                                                                                  2002                         2002
                                                                         -----------------------      ----------------------
Company share of Audium net loss                                         $      113,065               $     249,798
Amortization of difference between purchase price of Audium Preferred
Stock and Company's share of Audium's net stockholders' deficit          $       91,574               $     183,148
                                                                         -----------------------      ----------------------
Total equity in loss of affiliate                                        $      204,639               $     432,946
                                                                         =======================      ======================


The difference between the total purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit at the time of the purchase was $2,930,379, which was allocated to completed core technology. The excess purchase price allocated to the completed core technology is being amortized on a straight- line basis over a period of eight years.

The fair value of this investment is determined based on Audium's estimated future net cash flows considering the status of Audium's product development. The Company evaluates this investment for impairment annually and more frequently if indications of decline in value exist. An impairment loss that is other than temporary is recognized during the period it is determined to exist. An impairment is determined to be other-than-temporary if estimated future net cash flows are less than the carrying value of the investment. If projections indicate that the carrying value of the investment will not be recoverable, the carrying value is reduced by the estimated excess of the carrying value over the estimated discounted cash flows. There is a reasonable possibility that in the near future estimated future cash flows from the investment in Audium could change and that the effect of the change could be material to the Company's financial position or results of operation. No impairment loss has been determined to exist through June 30, 2002 or subsequently nor has such a loss been recognized with respect to the investment in Audium.

Note Payable to Affiliate - The Fonix Note bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. No events of default have occurred to date.

Through June 30, 2002, payments amounting to $1,800,000 were made as required by the modified terms. The remaining balance of $1,000,000 due Audium will be paid in monthly installments through January 2003.

Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent and the Company recorded a present value of $2,370,348 for the note payable. For the three months and six months ended June 30, 2002, the Company recorded interest expense of $19,426 and $55,428, respectively, related to this note.

4. INTANGIBLE ASSETS

Intangible assets consist of purchased core technology, customer relationships, trademarks, patents and goodwill arising from the purchase of assets from Force Computers, Inc., and the acquisition of AcuVoice, Inc. Also included are direct costs incurred by the Company in applying for patents covering its internally developed technologies. Amortization is computed on a straight-line basis over the estimated useful lives ranging from five to ten years. As of June 30, 2002 and December 31, 2001, intangible assets consisted of the following:


                                            At June 30, 2002                            At December 31, 2002
                               ------------------------------------------   --------------------------------------------
                                       Gross                                        Gross
                                     Carrying            Accumulated              Carrying             Accumulated
                                      Amount            Amortization               Amount             Amortization
                               ---------------------  ----------------      ---------------------  -------------------
Purchased core technologies    $      12,127,000        $ (6,062,450)       $     12,127,000       $    (5,316,200)
Customer relationships                   306,000             (15,300)                306,000                     -
Patents                                  164,460            (155,487)                164,460              (145,523)
                               ---------------------  ----------------      ---------------------  -------------------
Total                          $      12,597,460        $ (6,233,237)       $     12,597,460       $    (5,461,722)
                               =====================  ================      =====================  ===================

The Company has trademarks not subject to amortization, recorded at a carrying value of $42,000 at June 30, 2002 and December 31, 2001. This asset is considered to have an indefinite useful life.




Estimated future amortization expense for intangible assets subject to amortization:


For the Year Ended December 31,                            Amount
--------------------------------                           ------
                     2002                                 $ 777,996
                     2003                                 1,555,992
                     2004                                 1,555,992
                     2005                                 1,555,992
                     2006                                 1,555,992

Accumulated amortization on goodwill was $2,295,599 at June 30, 2002 and December 31, 2001. In accordance with the provisions of SFAS No. 142, the Company no longer amortizes goodwill.

The carrying values of the Company's long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. If such an event were to occur, the Company would project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset would not be recoverable, the carrying value would be reduced by the estimated excess of the carrying value over the projected discounted cash flows. During 2002, the Company engaged an independent valuation firm to assess its goodwill and intangible assets with indefinite lives for impairment. The resulting appraisal indicated no impairment, and therefore management of the Company did not consider goodwill or other intangible assets to be impaired. However, should the Company's marketing and sales plans not materialize in the near term, the realization of the Company's goodwill and other intangible assets could be severely and negatively impacted. The accompanying condensed consolidated financial statements have been prepared based on management's estimates of realizability, which estimates may change due to factors beyond the control of the Company (see "Recently Enacted Accounting Standards" in Note 1). Upon initial application of SFAS No. 142, the Company reassessed the useful lives of its intangible assets and determined that no changes to estimated useful lives were necessary as of June 30, 2002.

Amortization of goodwill and the effects on net loss and basic and diluted loss per share of excluding such goodwill amortization from the six months ended June 30, 2002 and 2001 and from the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                        For the Six Months Ended           For the Years Ended December 31,
                                                     -------------------------------- --------------- -------------- --------------
                                                      June 30, 2002   June 30, 2001       2001            2000           1999
                                                     ---------------- --------------- --------------- -------------- --------------
Reported  loss before  extraordinary item            $  (11,680,077)  $ (10,792,382)  $ (24,566,807)  $ (22,810,677) $(22,136,276)
Add back goodwill amortization                                   -         514,773        1,029,545       1,029,545     1,189,896
Adjustment to impairment loss
on handwriting recognition technology                            -               -       (1,546,455)            -              -
                                                     ---------------- --------------- --------------- -------------- --------------
Adjusted  loss before  extraordinary item               (11,680,077)    (10,277,609)    (25,083,717)   (21,781,132)   (20,946,380)
Extraordinary item - gain on forgiveness                         -               -               -          49,448        473,857
of  debt
                                                     ---------------- --------------- --------------- -------------- --------------
Adjusted net loss                                    $  (11,680,077)  $ (10,277,609)  $ (25,083,717)   $(21,731,684) $(20,472,523)
                                                     ================ =============== =============== ============== ==============
Basic and diluted earnings per share, as reported:
   Loss before extraordinary item                    $        (0.03)  $       (0.05)  $       (0.10)  $      (0.16)  $      (0.32)
   Net loss                                          $        (0.03)  $       (0.05)  $       (0.10)  $      (0.16)  $      (0.31)
Basic and diluted earnings per share,
 excluding goodwill amortization:
   Loss before extraordinary item                    $        (0.03)  $       (0.05)  $       (0.10)  $      (0.15)  $      (0.30)
   Net loss                                          $        (0.03)  $       (0.05)  $       (0.10)  $      (0.15)  $      (0.29)


5.  PROMISSORY NOTE

In December 2001, the Company entered into an Asset Purchase Agreement with Force Computers, Inc. ("Force"). As part of the purchase price Fonix issued a non-interest bearing promissory note in the amount of $1,280,000 (the "Force Note"). Installment payments under the Force Note are due over the 12 month period following the date of purchase. Management determined that a seven percent annual interest rate reflects the risk characteristics of the Force Note. Accordingly, interest has been imputed at seven percent and the Company recorded a discount of $40,245. For the three months and six months ended June 30, 2002, the Company recorded interest expense of $8,688 and $28,372, respectively, related to the Force Note.

As collateral for the Force Note, 7,000,000 shares of the Company's Class A common stock were placed into escrow. To date, all required payments have been made. As of June 30, 2002, payments amounting to $410,000 remained outstanding under the Force Note, including a payment of $160,000 that was due June 12, 2002. Subsequent to June 30, 2002, the June 12 installment payment was made.

6. NOTES PAYABLE - RELATED PARTIES

Certain executives officers of the Company (the "Lenders") sold shares of the Company's Class A common stock owned by them and advanced the resulting proceeds amounting to $333,308 to the Company under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in Company operations. The advances bear interest at 10 percent per annum, payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, is due and payable on June 10, 2003. Any time after December 11, 2002, all or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company. The conversion price is the average closing bid price of the shares at the time of the advances. If converted, the conversion amount is divided by the conversion price to determine the number of shares to be issued to the Lenders. To the extent the market price of the Company's shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. A beneficial conversion feature of $14,917 was recorded as interest expense in connection with this transaction. The Lenders may also receive additional compensation as determined appropropriate by the Board of Directors.

The advances were secured by the Company's intellectual property rights, which security interest was released when the increase in authorized capital of 300,000,000 shares of Class A common stock was approved by the Company's shareholders at the Fonix Annual Meeting on July 12, 2002.

7. EQUITY LINES OF CREDIT

Equity Line of Credit - On August 8, 2000, the Company entered into a Private Equity Line Agreement (the "Initial Equity Line") with a private investor (the "Equity Line Investor"), which gave the Company the right to draw up to $20,000,000 for Company operations and other purposes through a mechanism of draws and puts of stock. The Company was entitled to draw funds and to "put" to the Equity Line Investor shares of Class A common stock in lieu of repayment of the draw. The number of shares issued was determined by dividing the dollar amount of the draws by 90 percent of the average of the two lowest closing bid prices of Class A common stock over the seven trading- day period following the date the Company tendered the put notice to the Equity Line Investor. The Equity Line Investor funded the amounts requested by the Company within two trading days after the seven trading-day period.

On May 8, 2002, the Company and the Equity Line Investor amended the Initial Equity Line to increase the balance available under the Equity Line from $20,000,000 to $22,000,000. Accordingly, as of May 8, 2002, $2,000,000 was
available to be drawn under the Equity Line.

During the six months ended June 30, 2002, draws under the Initial Equity Line amounting to $3,633,817 were converted into 40,692,920 shares of Class A common stock. From inception of the Initial Equity Line through June 30, 2002, draws amounting to $20,617,324 were converted into 91,083,516 shares of Class A common stock. As of August 7, 2002, $1,382,676 remains unutilized under the Initial Equity Line, as amended; however, no registered shares remain available to facilitate a draw of this amount. Therefore, this amount is unavailable to the Company at this time.

Second Equity Line of Credit - On April 6, 2001, the Company entered into a second equity line agreement (the "Second Equity Line") with the Equity Line Investor. Under the Second Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the Initial Equity Line.

During the six months ended June 30, 2002, draws amounting to $5,728,846 were converted into 93,586,995 shares of Class A common stock. From inception of the Second Equity Line through June 30, 2002, draws amounting to $19,153,846 were converted into 211,600,000 shares of Class A common stock. As of August 7, 2002, $846,154 remains unutilized under the Second Equity Line; however, no registered shares remain available to facilitate a draw of this amount. Therefore, this amount is unavailable to the Company at this time.

Third Equity Line of Credit - On June 27, 2002, the Company entered into a third equity line agreement (the "Third Equity Line") with the Equity Line Investor. Under the Third Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the Initial Equity Line. On June 27, 2002, the Company filed with the Securities and Exchange Commission (the "Commission") a registration statement on Form S-2 to register the resale of up to 200,000,000 shares of the Company's Class A common stock by the Equity Line Investor. As of August 7, 2002, the registration statement had not been declared effective by the Commission, and as such, the Company was unable to draw funds under the Third Equity Line as of that date. Prior to June 30, 2002, the Equity Line Investor advanced the Company $182,676 against future draws on the Third Equity Line. As of August 7, 2002, no shares had been issued under the Third Equity Line.

Subscriptions Receivable - Proceeds from certain draws on the equity lines prior to December 31, 2001 had not been received by the Company as of those dates. The cash proceeds in the amount of $852,970 were subsequently received in January 2002.

8.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Class A Common Stock - During the six months ended June 30, 2002, 134,279,915 shares of Class A common stock were issued in connection with draws on the equity lines (see Note 7). No shares of Class A common stock were issued as a result of the exercise of stock options or warrants during the same period.

Stock Options - During the six months ended June 30, 2002, the Company granted options to employees to purchase 5,229,000 shares of Class A common stock and granted options to directors to purchase 1,000,000 shares of Class A common stock. The options have exercise prices ranging from $0.05 to $0.11 per share, which were the quoted fair market price of the stock on the dates of grant. Of the options granted during this six-month period, 5,229,000 vest over the three years following issuance and 1,000,000 vested immediately. These options expire within ten years from the date of grant if not exercised. Using the Black-Scholes pricing model, the weighted average fair value of the employee and director options were $0.08 and $0.04 per share, respectively. As of June 30, 2002, the Company had a total of 29,597,909 options to purchase Class A common shares outstanding.

The Company's option plans provide for stock appreciation rights that allow the grantee to receive shares of the Company's Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of the Company's stock at the date of exercise. As of June 30, 2002, there are options to purchase 33,334 shares of Class A common stock outstanding which provide for stock appreciation rights. These options have an exercise price of $1.00 per share. If not exercised by September 2002, the options with these rights will expire.

Warrants - As of August 7, 2002, the Company had warrants to purchase a total of 2,425,000 shares of Class A common stock outstanding that expire beginning in 2002 through 2010. Warrants issued for services were recorded at their fair value determined using the Black-Scholes pricing model. The resulting values were recorded in operating expenses in the periods covered by the services rendered.

9.  FONIX UK, LTD.

On May 30, 2002, the Company established Fonix UK, Ltd., a United Kingdom subsidiary, ("Fonix UK"). Fonix UK will facilitate the Company's development, marketing and investment opportunities in Europe. To date, Fonix UK has no operations.

10. SUBSEQUENT EVENTS

On July 12, 2002, the Company held its Annual Meeting of Shareholders in Boston, Massachusetts. The record date for the meeting was May 24, 2002, on which date there were 482,805,888 shares of the Company's Class A common stock outstanding.

The first matter voted upon at the meeting was the election of directors. The following directors were elected:


                                  SHARES                           SHARES
DIRECTOR                      VOTED IN FAVOR                    VOTED AGAINST
--------                      --------------                    -------------
Thomas A. Murdock               399,431,186                      11,146,172
Roger D. Dudley                 399,361,304                      11,216,084
John A. Oberteuffer, Ph.D       404,903,223                       5,674,135
William A. Maasberg, Jr.        403,439,549                       7,137,809
Mark S. Tanner                  403,604,229                       6,973,129

The second matter voted upon at the meeting was the approval of a proposed amendment to the Company's Certificate of Incorporation to increase the authorized capital stock of the Company to include 800,000,000 shares of Class A Common Stock. The results of the voting were 397,433,216 shares in favor, 11,766,861 shares against, and 1,377,311 shares withheld or abstaining.

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

To date the Company has earned only limited revenue from operations and intends to continue to rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements.

Overview

Since inception, Fonix has devoted substantially all of its resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other intelligent devices. Through June 30, 2002, the Company has incurred significant cumulative losses, and losses are expected to continue until the effects of recent marketing and sales efforts begin to take effect, if ever.

The Company incurred negative cash flows from operating activities of $8,307,493 during the six months ended June 30, 2002. Sales and licensing of products based on the Company's technologies have not been sufficient to finance ongoing operations. As of June 30, 2002, the Company had negative working capital of $8,465,874 and an accumulated deficit of $179,296,449. The Company has drawn all capital available under its initial and second equity lines. While a third equity line is in place, it is unavailable to the Company until a registration statement covering the underlying securities is declared effective. The Company's continued existence is dependent upon several factors, including the Company's success in (1) increasing license, royalty, product, and services revenues, (2) raising sufficient additional equity and debt funding and (3) minimizing and reducting operating costs. Until sufficient revenues are generated from operating activities, the Company expects to continue to fund its operations through the sale of its equity and debt securities.

The Company continues to emphasize technologies and product delivery and sales while achieving technology upgrades to maintain its perceived competitive advantages. In its current marketing efforts, the Company seeks to form relationships with third parties who can incorporate speech-enabling technologies into new or existing products. Such relationships may be structured in any of a variety of ways including traditional technology licenses, collaboration or joint marketing agreements, co-development relationships through joint ventures or otherwise, and strategic alliances. The third parties with whom Fonix presently has such relationships and with which it may have similar relationships in the future include developers of application software, operating systems, computers, microprocessor chips, consumer electronics, automobiles, telephony and other products.

Significant Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. A complete discussion of significant accounting policies and areas where substantial judgements by management are made is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

Effective January 1, 2002, the Company adopted the requirements of SFAS No. 142. During 2002, the Company engaged an independent valuation firm to assess its goodwill and intangible assets with indefinite lives for impairment. The resulting appraisal indicated no impairment and the application of the test for impairment required by SFAS No. 142 had no effect on the Company's financial position or results of operations, except for the change in amortization of goodwill and intangible assets with indefinite lives.

In August 2001, the FASB issued SFAS No. 143 , "Accounting for Asset Retirement Obligations." This statement establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company's adoption of this statement on January 1, 2002, did not have a material effect on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. The Company's adoption of this statement on January 1, 2002, did not have a material effect on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishments such that they are not required to classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company will be required to apply the provisions of this standard to transactions occurring after December 31, 2002. The Company's adoption of this standard in 2003 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The Company will be required to apply this statement prospectively for any exit or disposal activities initiated after December 31, 2002. The Company's adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

Revenue Recognition - The Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" and related interpretations. The Company generates revenues from licensing the rights to our software products to end users and from royalties. The Company also generates service revenues from the sale of consulting and development services.

Revenues of all types are recognized when contingencies such as conditions of acceptance of functionality, rights of return, price protection, etc. are confirmed or can be reasonably estimated, as appropriate. Revenues from development and consulting services are recognized as the services are completed and accepted. Revenue for hardware units delivered is recognized when delivery is verified and collection assured. Revenue for products distributed through wholesale channels and resellers is recognized upon verification of final sell-through to end users, after consideration of rights of return.

Revenues from licenses and royalties are recognized upon shipment of the software by the Company or by the vendor. If significant post-contract obligations exist, revenues are recognized when those obligations have been satisfied. Revenues from maintenance contracts are recognized over the term of the contract.

Revenues applicable to multiple-element fee arrangements are allocated among the elements such as license agreements and post-contract obligations according to vendor-specific objective evidence. These elements vary based upon factors such as the type of license, volume of units licensed and other related factors.

Results of Operations

Three months ended June 30, 2002, compared with three months ended June 30, 2001

During the three months ended June 30, 2002, the Company recorded revenues of $679,197, reflecting an increase of $571,629 over the same period in the previous year. Cost of revenues were $140,325, an increase of $127,803, resulting from increased cost of services performed in custom engineering activities and cost of hardware sales related to revenue generated in assistive markets through the Company's original equipment manufacturer ("OEM") sales channels that were new to the Company in 2002.

Selling, general and administrative expenses were $3,383,999 and $3,306,800 for the three months ended June 30, 2002 and 2001, respectively. The increase of $77,199 includes increases of $142,527 in compensation-related expenses, $87,606 in consultants, outside services and promotional expenses, $33,159 in occupancy charges and $24,277 in other operating expenses, all of which are related to increases in sales, marketing and business development personnel, and efforts related to increased marketing and promotional activities. Administrative expenses were also increased by $54,779 for costs related to the preparation of filings and materials for the annual shareholders meeting that were incurred in the third quarter of 2001. These increases were offset by decreases of $179,220 in legal and accounting fees resulting from fewer regulatory filings completed during the period and $82,468 in travel and entertainment expenses.

Product development and research expenses were $2,590,988 and $2,483,627 for the three months ended June 30, 2002 and 2001, respectively, reflecting an increase of $107,361. Increased internal resources and development expertise resulted in an increase of $321,788 in conpensation-related expenses. This internal capacity allowed the Company to reduce its reliance on external service providers in the second quarter resulting in a decrease of $132,308 in consultant and outside service expenses and $72,577 in other operating expenses related to the purchase of software licenses and related services.

Amortization of intangible assets was $380,775 and $607,137, for the three months ended June 30, 2002 and 2001, respectively. The decrease of $226,362 is a result of the write down of certain intangible assets in 2001 and the change in accounting for amortization of goodwill dictated by SFAS No. 142. Based on the value of current intangible assets, the Company expects amortization expense to be approximately $762,000 for the remainder of 2002 and $1,524,000 per year thereafter until the underlying assets have been completely amortized.

Six months ended June 30, 2002, compared with six months ended June 30, 2001

During the six months ended June 30, 2002, the Company recorded revenues of $977,981, reflecting an increase of $737,700 over the same period in the previous year. Cost of revenues were $158,330, an increase of $138,809, resulting from increased cost of services performed in custom engineering activities and increased cost of hardwares sales related to the revenue generated in assistive markets through the Company's OEM sales channels that are new to the Company in 2002.

Selling, general and administrative expenses were $6,577,793 and $5,453,702 for the six months ended June 30, 2002 and 2001, respectively. The increase of $1,124,091 includes increases of $447,419 in compensation-related expenses, $193,903 in consultants, outside services and promotional expenses, $73,083 in occupancy charges and $481,293 in other operating expenses that are all related to increases in sales, marketing and business development personnel, and efforts related to increased marketing and promotional activities as well as expansion into assistive markets. Administrative expenses were also increased by $120,000 in consulting fees related to strategic planning and financing efforts and $53,510 for costs related to the preparation of filings and materials for the annual shareholders meeting that were incurred in the third quarter of 2001. These increases were offset by decreases of $154,879 in legal and accounting fees resulting from fewer regulatory filings completed during the period and $99,771 in travel and entertainment expenses.

Product development and research expenses were $4,718,252 and $4,139,276 for the six months ended June 30, 2002 and 2001, respectively, reflecting an increase of $578,976. Increases of $669,567 in compensation-related expenses and $45,697 in consultants and outside services reflect the Company's efforts to increase its capacity to develop speech-enabling solutions as well as the cost of additional employees added in connection with the acquisition from Force Computers. These increases were offset by a decrease of $137,138 in occupancy and other operating expenses resulting from reductions in the purchase of software licenses and related services.

Amortization of intangible assets was $761,550 and $1,214,273, for the six months ended June 30, 2002 and 2001, respectively. The decrease of $452,723 is a result of the write down of certain intangible assets in 2001 and the change in accounting for amortization of goodwill dictated by SFAS No. 142. Based on the value of current intangible assets, the Company expects amortization expense to be approximately $778,000 for the remainder of 2002 and $1,556,000 per year thereafter until the underlying assets have been completely amortized.

Liquidity and Capital Resources

While the Company anticipates that revenues will increase during the next 12 months, it must raise additional funds to be able to satisfy its cash requirements. Research and development, corporate operations and marketing expenses will continue to require additional capital. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements until such time as the Company is able to enter into additional third- party licensing, collaboration or co-marketing arrangements which generate revenues such that it will be able to finance ongoing operations from license, royalty and services revenues. There can be no assurance that the Company will be able to generate substantial revenues from such agreements. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of the Company in connection with such financing could result in substantial additional dilution to the stockholders of the Company and declining market value of the Company's shares may limit the amount available in this manner. The Company currently has drawn all available funds on existing equity lines, but has recently entered into a third equity line with the same investor under which the Company issue up to 200,000,000 shares of Class A common stock when the registration of such shares is declared effective. The Company currently has no alternative plans for funding operations other than issuance of debt and equity securities, but it continues to explore other options for additional funding for its operations. The Company's shareholders recently approved an increase of 300,000,000 common shares in authorized capital in order to facilitate the current funding process.

Net cash used in operating activities of $8,307,493 for the six months ended June 30, 2002, resulted principally from the net loss incurred of $11,680,077 offset by non-cash expenses pertaining to depreciation and amortization of $952,027 and equity in net loss of affiliate of $432,946. Payments to vendors and employees have also been delayed since June 2002 resulting in an increase of $2,263,614 in accounts payable and accrued liabilities outstanding. Net cash used in investing activities of $895,880 for the six months ended June 30, 2002 consisted primarily of advances under a convertible note payable of $805,000. Net cash used in operating and investing activities was offset by net cash provided by financing activities of $9,040,887 consisting primarily of the receipt of $10,122,346 in cash related draws under the Company's equity lines of credit offset, in part, by $1,420,000 in payments on notes payable.

The Company had negative working capital of $8,465,874 at June 30, 2002, compared to negative working capital of $6,102,151 at December 31, 2001. Current assets decreased by $838,066 to $406,701 from December 31, 2001, to June 30, 2002. Current liabilities increased by $1,525,657 to $8,872,575 during the same period. The change in working capital from December 31, 2001 to June 30, 2002, was primarily attributable to the timing of payments on operating obligations such as accounts payable and accrued liabilities, and receipts of funding under the Company's equity lines of credit. Total assets were $13,984,525 at June 30, 2002, compared to $15,068,538 at December 31, 2001.

Convertible Note Receivable and Line of Credit
On December 1, 2001, the Company, as the lender, established a revolving line of credit and received a convertible promissory note from Unveil Technologies, Inc. ("Unveil"), that permits Unveil to draw up to $2,000,000 for operations and other purposes. Unveil is a developer of natural language understanding solutions for customer resource management (CRM) applications. Fonix intends to obtain a license to Unveil's applications when completed and has made the loan to Unveil to facilitate and expedite the development and commercialization of Uneveil's speech-enabled CRM software. Draws on the line of credit bear interest at an annual rate of seven percent, which interest is payable quarterly beginning September 30, 2002. The balance due under the line of credit is secured by Unveil's CRM software and source code therefor and other assets of Unveil. The Company is a senior creditor to Unveil. The unpaid principal, together with interest accrued thereon, is due and payable on December 31, 2002, and is convertible into common shares of Unveil at the Company's option. Based upon borrowings through June 30, 2002, such conversion at that date would have represented approximately 12 percent of the ownership of Unveil.

During the six months ended June 30, 2002, Unveil drew $805,000 on the line of credit, bringing total draws on the line of credit to $1,435,000 as of June 30, 2002. Subsequent to June 30, 2002, Unveil drew an additional $15,000.

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

Management determined that a 12 percent annual interest rate better reflects the risk characteristics of the Audium Note. Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $302,909. For the three months and six months ended June 30, 2002, the Company recorded interest income of $9,519 and $19,038, respectively, including contractual and imputed interest. As of June 30, 2002, the balance of the Audium Note was $331,345, net of the unaccreted discount of $68,655.

Investment in Affiliate - In April 2001, the Company entered into a stock purchase agreement with Audium, wherein the Company agreed to purchase up to $2,800,000 of Audium Preferred Stock at a price of $1.46 per share. At closing, the Company paid $200,000 in cash and gave Audium a non-interest bearing note (the "Fonix Note") for the remaining $2,600,000. Each share of Audium Preferred Stock is convertible into one share of Audium's common stock.

At closing, Audium issued 14 Audium Preferred Share certificates to Fonix, each certificate for 136,986 shares, and delivered one certificate in exchange for the initial payment of $200,000. The remaining certificates are held by Audium as collateral for the Fonix Note under the terms of a security agreement. For each payment of $200,000 or multiple payments that aggregate $200,000, Audium will release to Fonix one certificate for 136,986 shares of Audium Preferred Stock.

The investment in Audium does not provide the Company with rights to any technology developed by Audium, but the Company must obtain a license should it choose to do so. The Company would not own an interest sufficient to control Audium, even if it were to convert its notes receivable to Audium Series A Convertible Preferred Stock, and still would not benefit directly from the research and development being done by Audium. As a result, the Company has determined that it is appropriate to account for its investment, which represents 26.7 percent of Audium's voting stock, under the equity method and not as a research and development arrangement. Accordingly, for the three months and six months ended June 30, 2002, the Company recognized losses consisting of the following:

                                                                              Three Months        Six Months Ended
                                                                           Ended June 30, 2002      June 30, 2002
                                                                            ------------------    ------------------

Company share of Audium net loss                                            $         113,065     $         249,798

Amortization of difference between purchase price of Audium Preferred
Stock and Company's share of Audium's net stockholders' deficit             $          91,574     $         183,148
                                                                            -----------------     -----------------

Total equity in loss of affiliate                                           $         204,639     $         432,946
                                                                            =================     =================


The difference between the total purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit at the time of the purchase was $2,930,379 and is amortized on a straight-line basis over a period of eight years.

The difference between the total purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit at the time of the purchase was $2,930,379, which was allocated to completed core technology. The excess purchase price allocated to the completed core technology is being amortized on a straight- line basis over a period of eight years.

The fair value of this investment is determined based on Audium's estimated future net cash flows considering the status of Audium's product development. The Company evaluates this investment for impairment annually and more frequently if indications of decline in value exist. An impairment loss that is other than temporary is recognized during the period it is determined to exist. An impairment is determined to be other-than-temporary if estimated future net cash flows are less than the carrying value of the investment. If projections indicate that the carrying value of the investment will not be recoverable, the carrying value is reduced by the estimated excess of the carrying value over the estimated discounted cash flows. There is a reasonable possibility that in the near future estimated future cash flows from the investment in Audium could change and that the effect of the change could be material to the Company's financial position or results of operation. No impairment loss has been determined to exist through June 30, 2002 or subsequently nor has such a loss been recognized with respect to the investment in Audium.

Note Payable to Affiliate - The Fonix Note bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. No events of default have occurred to date.

Through June 30, 2002, payments amounting to $1,800,000 were made as required by the modified terms. The remaining balance of $1,000,000 due Audium will be paid in monthly installments through January 2003.

Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent and the Company recorded a present value of $2,370,348 for the note payable. For the three months and six months ended June 30, 2002, the Company recorded interest expense of $19,426 and $55,428, respectively, related to this note.

Promissory Note
In December 2001, the Company entered into an Asset Purchase Agreement with Force Computers, Inc. ("Force"). As part of the purchase price Fonix issued a non-interest bearing promissory note in the amount of $1,280,000 (the "Force Note"). Installment payments under the Force Note are due over the 12 month period following the date of purchase. Management determined that a seven percent annual interest rate reflects the risk characteristics of the Force Note. Accordingly, interest has been imputed at seven percent and the Company recorded a discount of $40,245. For the three months and six months ended June 30, 2002, the Company recorded interest expense of $8,688 and $28,372, respectively, related to the Force Note.

As collateral for the Force Note, 7,000,000 shares of the Company's Class A common stock were placed into escrow. To date, all required payments have been made. As of June 30, 2002, payments amounting to $410,000 remained outstanding under the Force Note, including a payment of $160,000 that was due June 12, 2002. Subsequent to June 30, 2002, the June 12 installment payment was made.

Notes Payable - Related Parties
Certain executives officers of the Company (the "Lenders") sold shares of the Company's Class A common stock owned by them and advanced the resulting proceeds amounting to $333,308 to the Company under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in Company operations. The advances bear interest at 10 percent per annum, payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, is due and payable on June 10, 2003. Any time after December 11, 2002, all or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company. The conversion price is the average closing bid price of the shares at the time of the advances. If converted, the conversion amount is divided by the conversion price to determine the number of shares to be issued to the Lenders. To the extent the market price of the Company's shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. A beneficial conversion feature of $14,917 was recorded as interest expense in connection with this transaction. The Lenders may also receive additional compensation as determined appropropriate by the Board of Directors.

The advances were secured by the Company's intellectual property rights, which security interest was released when the increase in authorized capital of 300,000,000 shares of Class A common stock was approved by the Company's shareholders at the Fonix Annual Meeting on July 12, 2002.

The Company also had unsecured demand notes payable to former stockholders of an acquired entity in the aggregate amount of $77,625 outstanding as of June 30, 2002. During 2000, certain holders of these notes made demand for payment. The Company is attempting to negotiate a reduced payoff of these notes. The notes remain unpaid and no additional demands for payment have been received by the Company.

Equity Lines of Credit
During the six months ended June 30, 2002, 40,692,920 shares of Class A common stock were issued in connection with draws of $3,633,817 against the Initial Equity Line (see Note 7 of the Condensed Consolidated Financial Statements) On May 8, 2002, the Company and the Equity Line Investor amended the Initial Equity Line agreement to increase the balance available under the Initial Equity Line from $20,000,000 to $22,000,000. Accordingly, as of May 8, 2002, an additional $2,000,000 was available to be drawn under the Initial Equity Line. From inception of the Initial Equity Line through June 30, 2002, 91,083,516 shares of Class A common stock have been issued in connection with draws of $20,617,324. As of August 7, 2002, $1,382,676 remains unutilized under the Initial Equity Line, as amended; however, no registered shares remain available to facilitate a draw of this amount. Therefore, this amount is unavailable to the Company at this time.

During the six months ended June 30, 2002, 93,586,995 shares of Class A common stock were issued in connection with draws of $5,728,846 against the Second Equity Line (see Note 7 of the Condensed Consolidated Financial Statements). From inception of the Second Equity Line through June 30, 2002, 211,600,000 shares of Class A common stock were issued in connection with draws of $19,153,846. As of August 7, 2002, $846,154 remains unutilized under the Second Equity Line; however, no registered shares remain available to facilitate a draw of this amount. Therefore, this amount is unavailable to the Company at this time.

The following table summarizes the transactions completed under the equity lines to date:

                                                    Average Number of
                               Weighted Average    Shares Issued Per     Total Shares Issued
Equity Line                    Conversion Price           Draw            Under Equity Line
-----------                    ----------------    ------------------    --------------------

Initial Equity Line            $     0.228              4,554,176             91,083,516

Second Equity Line             $     0.091             11,775,556            211,600,000



On June 27, 2002, the Company entered into a the Third Equity Line Agreement with the Equity Line Investor. Under the Third Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the previous equity lines. On June 27, 2002, the Company filed with the Commission a registration statement on Form S-2 to register the resale of up to 200,000,000 shares of the Company's Class A common stock by the Equity Line Investor. As of August 7, 2002, the registration statement had not been declared effective by the

Commission, and as such, the Company was unable to draw funds under the Third Equity Line as of that date. Prior to June 30, 2002, the Equity Line Investor advanced the Company $182,676 against future draws on the Third Equity Line. As of August 7, 2002, no shares had been issued under the Third Equity Line.

Stock Options and Warrants
During the six months ended June 30, 2002, the Company granted options to employees to purchase 5,229,000 shares of Class A common stock and granted options to directors to purchase 1,000,000 shares of Class A common stock. The options have exercise prices ranging from $0.05 to $0.11 per share, which were the quoted fair market price of the stock on the dates of grant. Of the options granted during this six-month period, 5,229,000 vest over the three years following issuance and 1,000,000 vested immediately. These options expire within ten years from the date of grant if not exercised. Using the Black-Scholes pricing model, the weighted average fair value of the employee and director options were $0.08 and $0.04 per share, respectively. As of June 30, 2002, the Company had a total of 29,597,909 options to purchase Class A common shares outstanding.

The Company's option plans provide for stock appreciation rights that allow the grantee to receive shares of the Company's Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of the Company's stock at the date of exercise. As of June 30, 2002, there are options to purchase 33,334 shares of Class A common stock outstanding which provide for stock appreciation rights. These options have an exercise price of $1.00 per share. If not exercised by September 2002, the options with these rights will expire.

As of August 7, 2002, the Company had warrants to purchase a total of 2,425,000 shares of Class A common stock outstanding that expire beginning in 2002 through 2010. Warrants issued for services were recorded at their fair value determined using the Black-Scholes pricing model. The resulting values were recorded in operating expenses in the periods covered by the services rendered.

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

The Company is now delivering standard speech-enabled solutions and applications for specific market segments, namely: mobile and wireless handheld computing devices, automotive solutions, TTS applications for computer telephony, and speech software applications. These solutions and applications are built on the Company's Core Technologies. Management expects to deliver efficient, reusable and scaleable standard solutions to increase revenue margins and leverage the Company's Core Technologies across multiple platforms and operating systems for wireless and mobile computing devices and computer telephony systems. The Fonix Core Technologies are based on proprietary technology that is protected by various patents and trade secrets. Management believes that the Company's speech-enabling technologies and solutions provide superior competitive advantages compared to other speech technologies and products available in the marketplace. Specifically, the Fonix Core Technologies provide the following competitive advantages:

          o Fonix neural net-based technologies require less memory storage. For example, the combined Fonix ASR & TTS technologies require approximately one megabyte (MB), while the nearest competitor requires approximately three MB for comparable applications. This benefit lowers the cost of the Fonix solution compared to that of our competitors.

          o Fonix neural net-based technologies require less processing power as measured in MIPS (million instructions per second). Fonix technologies require a less expensive micro-processor (CPU) and allow for more applications to run concurrently on a comparable CPU.

          o Fonix neural net-based technologies provide a higher recognition accuracy in noisy environments, such as inside of an operating vehicle.

          o Fonix neural net-based technologies do not require the user to train the system to their individual voice.

          o Fonix neural net-based architecture provides higher and more robust system reliability.

          o Fonix neural net-based technologies allow customers (OEMs, VARs, and end users) to modify vocabularies in real-time.

          o Fonix neural net-based technologies provide a lower porting-cost and require less time to integrate speech-enabling solutions to operating systems ("OS") and CPUs.

          o To date, Fonix has ported to nine different multiple operating systems and twelve different CPUs, while many competitors support only a limited number of OS and CPU platforms.

          o Fonix TTS human-like "voices" have very high understandability in noisy environments.

 In order to accomplish the objective of delivering efficient, resuable and scalable standard solutions to increase revenue margins and leverage our Core Technologies, the Company intends to proceed as follows:

          Substantially Increase Marketing and Sales Activities. The Company intends to hire additional sales and marketing personnel, both domestically and internationally, who will focus on the automotive embedded and wireless mobile markets, computer telephony and server solution markets and personal software for consumer applications. To address global opportunities, the Company will continue to develop or acquire additional speech-enabling products and technologies for foreign languages and dialects. Fonix will also make significant investments in reseller, co-operative, and market development funded programs in order to build sales and marketing opportunities with software developers, resellers, wholesale distribution channels and corporate partners.

          Expand Strategic Relationships. The Company has a number of strategic collaboration and marketing arrangements with developers and VARs. The Company intends to expand such relationships and add additional similar relationships, specifically in the mobile communications, PDA, IVR and computer telephony markets. Fonix partners, OEMs, and VARs can accelerate time to market by incorporating Fonix s.Manager, a proprietary dynamic development platform. Further, when the Company is able to identify "first mover" speech-enabling applications in which it can integrate its Core Technologies, the Company intends to investigate investment opportunities in order that the Company can obtain preferred or priority collaboration rights.

           Continue to Develop and Enhance the Core Technologies. The Company plans to continue to invest significant resources in development of standard solution and products, acquisition of speech-enabling technologies and properties, developer tools and development frameworks to maintain the competitive advantages found in its Core Technologies.

The Company has entered into and is seeking to enter into collaboration or joint marketing agreements, co- development relationships, and strategic alliances with well-known technology and consumer product manufacturers, integrators, and value-added resellers ("VARs"). Management believes that the best way to generate material recurring revenues is for the Company to enter into contracts with integrators and VARs who will introduce it to potential end users of products that incorporate our Core Technologies. Typically, these types of agreements require joint marketing and development efforts by both Fonix and the integrators or VARs. The Company spends significant time educating and providing information to both third party integrators and VARs and their prospective customers regarding the use and benefits of Fonix Core Technologies. During this evaluation period, the Company may expend substantial sales, marketing and management resources, all of which is not recoverable unless the prospective customer of the third party integrator or VAR enters into an agreement with the Company or the third party which has integrated Fonix Core Technologies into its products, which agreement ultimately results in the receipt of revenue by the Company.

As the Company proceeds to implement its strategy and to reach its objectives, it anticipates further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments. The strategy adopted by the Company has significant risks and shareholders and others interested in the Company and its Class A common stock should carefully consider the risks set forth under the heading "Certain Significant Risk Factors" in the Company's 2001 Annual Report on Form 10-K, Item 1, Part I.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

           In November 1998, Fonix filed a suit against John R. Clarke and Perpetual Growth Fund, a company affiliated with Clarke, in Federal District Court for the Central District of Utah seeking a declaratory judgment that it did not owe any money to Clarke and Perpetual Growth relating to certain financing received by the Company during 1998 and thereafter. The case was tried in March 2001, after which the trial court ruled in favor of Fonix and determined that Clarke and Perpetual Growth had no claims for "trailing fees" with regard to the financings which were the subject of the suit. Clarke and Perpetual Growth appealed the decision of the trial court to the United States Court of Appeals for the Tenth Circuit, but the appellate court has not yet rendered a decision. The Company believes that the claims of Clarke and Perpetual Growth are without merit and will continue to vigorously oppose those claims. If the appellate court reverses the decision of the trial court and finds that we owe additional funds to Clarke and/or Perpetual Growth, that ruling could have a material adverse effect on our financial position.

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

Recent Sales of Unregistered Securities. During the three months ended June 30, 2002, the Company issued equity securities that were not registered under the Securities Act of 1933, as amended (the "1933 Act"), other than unregistered sales in reliance on Regulation S under the Act, as follows:

           For the three months ended June 30, 2002, the Company received $876,981 in funds drawn under the Initial Equity Line (see Note 7 of the Condensed Consolidated Financial Statements), less commissions and fees of $26,309, and issued 11,505,784 shares of Class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under a registration statement on Form S-2.

           For the three months ended June 30, 2002, the Company received $1,085,682 in funds drawn under the Second Equity Line (see Note 7 of the Condensed Consolidated Financial Statements), less commissions and fees of $32,570, and issued 9,689,260 shares of Class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under a registration statement on Form S-2.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On July 12, 2002, the Company held its Annual Meeting of Shareholders in Boston, Massachusetts. The record date for the meeting was May 24, 2002, on which date there were 482,805,888 shares of the Company's Class A common stock outstanding.

The first matter voted upon at the meeting was the election of directors. The following directors were elected:


                                   SHARES                           SHARES
DIRECTOR                       VOTED IN FAVOR                    VOTED AGAINST
--------                       --------------                    -------------
Thomas A. Murdock                399,431,186                      11,146,172
Roger D. Dudley                  399,361,304                      11,216,084
John A. Oberteuffer, Ph.D        404,903,223                       5,674,135
William A. Maasberg, Jr.         403,439,549                       7,137,809
Mark S. Tanner                   403,604,229                       6,973,129

The second matter voted upon at the meeting was the approval of a proposed amendment to the Company's Certificate of Incorporation to increase the authorized capital stock of the Company to include 800,000,000 shares of Class A Common Stock. The results of the voting were 397,433,216 shares in favor, 11,766,861 shares against, and 1,377,311 shares withheld or abstaining.

Item 5.    Other Matters

           Change in Certifying Public Accountants

           On July 16, 2002, the Company engaged the accounting firm of Hansen Barnett & Maxwell ("HBM") as the Company's independent public accountants to review the Company's interim financial statements and to audit its financial statements beginning with the fiscal year ending December 31, 2002. The Company terminated its relationship with and dismissed its former independent public accountant, Arthur Andersen LLP ("Andersen"), effective with the appointment of HBM. The dismissal of Andersen and the appointment of HBM as the Company's new independent public accountant were approved by the Company's Audit Committee and Board of Directors on July 12, 2002.

           During the period from the date of Andersen's engagement as the Company's independent public accountants to July 16, 2002, the Company did not consult with HBM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

           During the most recent fiscal years ended December 31, 2001 and 2000, and the interim period subsequent to December 31, 2001, through the date of dismissal of Andersen, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that would have caused Andersen to make references in their report to such disagreements.

           Andersen's report on the financial statements of the Company for the year ended December 31, 2001, contained no adverse opinion or disclaimer of opinion and was not modified as to audit scope or accounting principles, except that Andersen's report dated February 26, 2002, contained an explanatory paragraph regarding the Company's ability to continue as a going concern. Similarly, Andersen's report on the financial statements of the Company for the year ended December 31, 2000, contained no adverse opinion or disclaimer of opinion and was not modified as to audit scope or accounting principles, except that Andersen's report dated March 29, 2001, contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

           The Company filed with the Commission a current report on Form 8-K on July 17, 2002, disclosing the termination of its engagement with Andersen, its engagement of HBM, and other information required to be disclosed. The Company provided Andersen with a copy of the current report and requested that Andersen furnish a letter addressed to the Commission stating whether Andersen agrees with the above statements. In response, a representative of Andersen advised the Company that Andersen would no longer provide letters relating to its termination as a audit client's independent public accountant, and that Andersen's inability to provide such letters had been discussed with the Staff at the Commission.

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

         10(xliv) Registration Rights Agreement between Fonix Corporation and Queen LLC, dated April 6, 2001, filed with the Commission on April 17, 2001.

         10(xlv) Amendment to Equity Line Agreement between Fonix Corporation and Queen LLC, dated May 8, 2002, filed with the Commission May 9, 2002.

         10(xlvi) Third Private Equity Line Agreement between Fonix Corporation and Queen LLC, dated June 27, 2002, filed with the Commission June 27, 2002.

           99.1 Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




(B) Reports filed on Form 8-K during the three-month period ended June 30, 2002:

On June 10, 2002, the Company filed a Current Report on Form 8-K to announce a loan and repayment agreement between the Company and Thomas A. Murdock and Roger
D. Dudley, two if its executive officers and directors.

On July 17, 2002, the Company filed a current report on Form 8-K with the Commission relating to its engagement of Hansen Barnett & Maxwell as its independent public accountants to review the Company's interim financial statements and to audit the Company's financial statements beginning with its fiscal year ending December 31, 2002. The current report also disclosed the termination of the Company's engagement of Arthur Andersen LLP as its independent public accountant, effective upon the engagement of Hansen Barnett & Maxwell.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Fonix Corporation



Date: August 8, 2002                     /s/ Roger D. Dudley
                                      ------------------------------------------
                                      Roger D. Dudley, Executive Vice President,
                                      Chief Financial Officer
                                      (Principal financial officer)