Form 10-Q/A
period 2002-06-30
FONIX CORP
filed 2002-08-30
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


[X] Amended Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

[ ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from          to          .
                                                         --------    ---------

                         Commission file number 0-23862

                                Fonix Corporation
             (Exact name of registrant as specified in its charter)

                  Delaware                     22-2994719
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

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

            As of August 29, 2002, 484,475,556 shares of Class A voting common stock, par value $0.0001 per share, were issued and outstanding.

                                FONIX CORPORATION
                                    FORM 10-Q/A

                                TABLE OF CONTENTS

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

Revenue Recognition - The Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" and related interpretations. The Company generates revenues from licensing the rights to its software products to end users and from royalties. It also generate service revenues from the sale of consulting and development services.

            Revenues of all types are recognized when contingencies such as conditions of acceptance of functionality, rights of return, price protection, etc. are confirmed or can be reasonably estimated, as appropriate. Revenues from development and consulting services are recognized on a completed-contract basis when the services are completed and accepted by the customer. Revenue for hardware units delivered is recognized when delivery is verified and collection assured.

            Revenue for products distributed through wholesale and retail channels and resellers is recognized upon verification of final sell-through to end users, after consideration of rights of return and price protection. Revenue is recognized when the right of return on such products has expired, typically when the end user purchases the product from the retail outlet. Once the end user opens the package, it is not returnable unless the medium is defective. Price protection is offered to distributors in the event we reduce the price on any specific product. Such price protection is generally offered for a specific time period in which the distributor must make a claim. Resulting revenue recognized reflects the reduced price. Slotting fees paid by the Company for favorable placement in retail outlets are recorded as a reduction in gross revenues.

            Revenues from licenses and royalties are recognized upon shipment of the software by the Company or by the vendor. Post-contract obligations, if any, generally consist of one year of support including such services as customer calls, bug fixes, upgrades, etc. Related revenue is recognized over the period covered by the agreement. Revenues from maintenance and support contracts are also recognized over the term of the contract.

            Revenues applicable to multiple-element fee arrangements are bifurcated among the elements such as license agreements, and support and upgrade obligations using vendor-specific objective evidence of fair value. Such evidence consists primarily of pricing of multiple elements as if sold as separate products or arrangements. These elements vary based upon factors such as the type of license, volume of units licensed and other related factors.

            Deferred revenue at June 30, 2002, and December 31, 2001, consisted of the following:

                                                                               June 30,               December 31,
Description                      Criteria for Recognition                          2002                    2002
-----------                      ------------------------                 ----------------------   ----------------------
Deferred unit royalties and      Delivery of units to end users or        $             978,062    $              945,814
licence fees                     expiration of contract
Engineering projects not         Completion of work and acceptance                      125,000                    62,500
completed                        of completed work by customer
Deferred customer support        Expiration of period covered by                         31,729                    41,535
                                 support agreement
Total deferred revenue                                                    $           1,134,791    $            1,049,849


            Cost of revenues from license, royalties and maintenance consists of costs to distribute the product (including the cost of the media on which it is delivered), installation and support personnel compensation, licensed technology and other related costs. Cost of service revenues consists of personnel compensation, licensed technology and other related costs.

Software application development costs - The Company has not capitalized the cost of development of specific software applications due to uncertainty of recovery of such costs. While the Company believes the carrying value of its core technology assets is recoverable, it is uncertain regarding the recoverability of ongoing development costs for specific software applications; therefore, such costs are charged as operating expenses in the period in which they are incurred.

Reclassifications - Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform with the current period presentation.

2. CONVERTIBLE NOTES RECEIVABLE

On December 1, 2001, the Company, as the lender, established a revolving line of credit and received a convertible promissory note from Unveil Technologies, Inc. ("Unveil"), that permits Unveil to draw up to $2,000,000 for operations and other purposes. Unveil is a developer of natural language understanding solutions for customer resource management ("CRM") applications. Fonix intends to obtain a license to Unveil's applications when completed and has made the loan to Unveil to facilitate and expedite the development and commercialization of Uneveil's speech-enabled CRM software. Draws on the line of credit bear interest at an annual rate of seven percent, which interest is payable quarterly beginning September 30, 2002. The balance due under the line of credit is secured by Unveil's CRM software and related source code and other assets of Unveil. The Company is a senior creditor to Unveil. The unpaid principal, together with interest accrued thereon, is due and payable on December 31, 2002, and is convertible into common shares of Unveil at the Company's option. Based upon borrowings through June 30, 2002, such conversion at that date would have represented approximately 12 percent of the ownership of Unveil.

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

The investment in Audium does not provide the Company with rights to any technology developed by Audium, but the Company must obtain a license should it choose to do so. The Company does not own an interest sufficient to control Audium, even if it were to convert the Audium Note to Audium Preferred Stock. Accordingly, Fonix does not benefit directly from the research and development being done by Audium. As a result, the Company has determined that it is appropriate to account for its investment, which represents 26.7 percent of Audium's voting stock, under the equity method and not as a research and development arrangement. Accordingly, for the three months and six months ended June 30, 2002, the Company recognized losses consisting of the following:




                                                                                Three Months                      Six Months
                                                                               Ended June 30,                   Ended June 30,
                                                                                    2002                             2002
                                                                         --------------------------        -------------------------
Company share of Audium net loss                                             $   113,065                         $   249,798
Amortization of difference between purchase price of Audium Preferred
Stock and Company's share of Audium's net stockholders' deficit              $    91,574                         $   183,148
                                                                             -----------                         -----------
Total equity in loss of affiliate                                            $   204,639                         $   432,946
                                                                             ===========                         ===========

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

Note Payable to Affiliate - The Fonix Note bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. The Company owes Audium $987,500 under the Fonix Note. The Company is currently negotiating a new payment schedule for payment of this amount. If we is are not able to agree on a new payment schedule, then Audium may declare a default under the Fonix Note and exercise its rights under the Fonix Note, including the right to foreclose on approximately 684,930 shares of Audium Preferred Stock held as collateral for the Fonix Note. No events of default have occurred to date.

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

4. INTANGIBLE ASSETS

The Company adopted the provisions of SFAS No. 142 in its entirety on January 1, 2002. Under the new standard, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. The Company has performed the required impairment tests of goodwill and indefinite-lived intangible assets. There was no impairment of goodwill or intangible assets upon adoption of SFAS No. 142. Upon adoption of SFAS No. 142, the Company also reassessed the estimated useful lives of intangible assets subject to amortization.

Intangible assets consist of purchased core technology, customer relationships, trademarks, patents and goodwill arising from the purchase of assets from Force Computers, Inc., and the acquisition of AcuVoice, Inc. Also included are direct costs incurred by the Company in applying for patents covering its internally developed technologies. As of June 30, 2002 and December 31, 2001, amortized intangible assets consisted of the following:


                                              June 30, 2002                                     December 31, 2001
                            --------------------------------------------------  --------------------------------------------------
                                     Gross                                               Gross
                                    Carrying                Accumulated                Carrying                 Accumulated
                                     Amount                 Amortization                Amount                  Amortization
                            ------------------------  ------------------------  -----------------------   ------------------------
Purchased core technologies $             12,127,000  $            (6,062,450)  $            12,127,000   $            (5,316,200)
Customer relationships                       306,000                  (15,300)                  306,000                          -
Patents                                      164,460                 (155,488)                  164,460                  (145,523)
                            ------------------------  ------------------------  -----------------------   ------------------------
Total                       $             12,597,460  $            (6,233,238)  $            12,597,460   $            (5,461,722)
                            ========================  ========================  =======================   ========================

In addition, the Company has trademarks not subject to amortization, recorded at a carrying value of $42,000 at June 30, 2002 and December 31, 2001. This asset is considered to have an indefinite useful life.

Amortization of intangible assets is computed on a straight-line basis over their estimated useful lives, which range from one to ten years. As of January 1, 2002, the weighted-average amortization periods were as follows: total - 4.6 years, purchased core technologies - 4.0 years, customer relationships - 10.0 years, and patents - 0.8 years. Intangible assets subject to amortization will not have any significant residual value at the end of their estimated useful lives. Estimated future amortization expense for intangible assets subject to amortization is as follows:

For the Year Ended December 31,                        Amount
--------------------------------                    -----------
          2002                                      $   770,552
          2003                                        1,523,100
          2004                                        1,523,100
          2005                                        1,523,100
          2006                                         403,900

Accumulated amortization of goodwill was $2,295,599 at both June 30, 2002 and December 31, 2001. In accordance with the provisions of SFAS No. 142, the Company no longer amortizes goodwill.

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

Goodwill amortization expense was $514,773 during the six months ended June 30, 2001 and $1,029,545, $1,029,545 and $1,189,896 during the years ended December
31, 2001, 2000 and 1999, respectively. The effects on loss before extraordinary item, net loss and basic and diluted loss per share of excluding such goodwill amortization from the six months ended June 30, 2002 and 2001 and from the years ended December 31, 2001, 2000 and 1999 is as follows:


                                        For the Six Months Ended           For the Years Ended December 31,
                                      ------------------------------ ---------------------------------------------
                                      June 30, 2002  June 30, 2001        2001            2000           1999
                                      -------------- --------------- --------------- --------------- -------------
Loss before extraordinary item, as
  reported                            $(11,680,077)  $ (10,792,382)  $ (24,566,807)   $(22,810,677)  $(22,136,276)
Loss before extraordinary item,
  excluding goodwill amortization     $(11,680,077)  $ (10,277,609)  $ (23,537,262)   $(21,781,132)  $(20,946,380)
                                      ============== =============== =============== =============== =============
Net loss, as reported                 $(11,680,077)  $ (10,792,382)  $ (24,566,807)   $(22,761,229)  $(21,662,419)

Add back goodwill amortization                    -         514,773       1,029,545       1,029,545     1,189,896
                                      -------------- --------------- --------------- --------------- -------------
Net loss, excluding goodwill          $(11.680,077)  $ (10,277,609)  $ (23,537,262)  $ (21,731,684)  $(20,472,523)
  amortization
                                      ============== =============== =============== =============== =============
Basic and diluted loss per share:

   Loss before extraordinary item,    $      (0.03)  $       (0.05)  $       (0.10)  $       (0.16)     $  (0.32)
     as reported
   Loss before extraordinary item,
     excluding goodwill amortization  $      (0.03)  $       (0.05)  $       (0.10)  $       (0.15)     $  (0.30)
                                      ============== =============== =============== =============== =============
   Net loss, as reported              $      (0.03)  $       (0.05)  $       (0.10)  $       (0.16)     $  (0.31)
   Net loss, excluding goodwill
     amortization                     $      (0.03)  $       (0.05)  $       (0.10)  $       (0.15)     $  (0.29)
                                      ============== =============== =============== =============== =============


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

6. NOTES PAYABLE - RELATED PARTIES

Certain executives officers of the Company (the "Lenders") sold shares of the Company's Class A common stock owned by them and advanced the resulting proceeds amounting to $333,308 to the Company under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in Company operations. The advances bear interest at 10 percent per annum, and are payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, is due and payable on June 10, 2003. Any time after December 11, 2002, all or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company. The conversion price is the average closing bid price of the shares at the time of the advances. If converted, the conversion amount is divided by the conversion price to determine the number of shares to be issued to the Lenders. To the extent the market price of the Company's shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. A beneficial conversion feature of $14,917 was recorded as interest expense in connection with this transaction. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

The advances were secured by the Company's intellectual property rights, which security interest was released when the increase in authorized capital of 300,000,000 shares of Class A common stock was approved by the Company's shareholders at the Fonix Annual Shareholder Meeting on July 12, 2002.

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

During the six months ended June 30, 2002, 40,692,920 shares of Class A common stock were issued in connection with draws under the Initial Equity Line of $3,633,817. From inception of the Initial Equity Line through June 30, 2002, 91,083,516 shares of Class A common stock were issued in connection with draws of $20,617,324. As of August 29, 2002, $1,382,676 remains unutilized under the Initial Equity Line, as amended; however, no registered shares remain available to facilitate a draw of this amount. Therefore, this amount is unavailable to the Company at this time.

Second Equity Line of Credit - On April 6, 2001, the Company entered into a second equity line agreement (the "Second Equity Line") with the Equity Line Investor. Under the Second Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the Initial Equity Line.

During the six months ended June 30, 2002, 93,586,995 shares of Class A common stock were issued in connection with draws amounting to $5,728,846. From inception of the Second Equity Line through June 30, 2002, 211,600,000 shares of Class A common stock were issued in connection with draws of $19,153,846. As of August 29, 2002, $846,154 remains unutilized under the Second Equity Line; however, no registered shares remain available to facilitate a draw of this amount. Therefore, this amount is unavailable to the Company at this time.

Third Equity Line of Credit - On June 27, 2002, the Company entered into a third equity line agreement (the "Third Equity Line") with the Equity Line Investor. Under the Third Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the Initial Equity Line. On June 27, 2002, the Company filed with the Securities and Exchange Commission (the "Commission") a registration statement on Form S-2 to register the resale of up to 200,000,000 shares of the Company's Class A common stock by the Equity Line Investor. As of August 29, 2002, the registration statement had not been declared effective by the Commission, and as such, the Company was unable to draw funds under the Third Equity Line as of that date. Prior to June 30, 2002, the Equity Line Investor advanced the Company $182,676 against future draws on the Third Equity Line. As of August 29, 2002, no shares had been issued under the Third Equity Line.

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

Warrants - As of August 29, 2002, the Company had warrants to purchase a total of 2,425,000 shares of Class A common stock outstanding that expire beginning in 2002 through 2010. Warrants issued for services were recorded at their fair value determined using the Black-Scholes pricing model. The resulting values were recorded in operating expenses in the periods covered by the services rendered. Warrants for the purchase of 300,000 shares of Class A common stock were issued in January 2000 for consulting services rendered. The warrants were issued at $47,000 using the Black-Scholes pricing model assuming risk-free interest rate of 5.7%, expected exercise life of 5 years, and volatility of 102%. The warrants were issued with exercise prices ranging from $0.28 to $1.25, vested during the year ended December 31, 2000 and expire January 2003.

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

Revenue Recognition - The Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" and related interpretations. The Company generates revenues from licensing the rights to its software products to end users and from royalties. It also generate service revenues from the sale of consulting and development services.

            Revenues of all types are recognized when contingencies such as conditions of acceptance of functionality, rights of return, price protection, etc. are confirmed or can be reasonably estimated, as appropriate. Revenues from development and consulting services are recognized on a completed-contract basis when the services are completed and accepted by the customer. Revenue for hardware units delivered is recognized when delivery is verified and collection assured.

            Revenue for products distributed through wholesale and retail channels and resellers is recognized upon verification of final sell-through to end users, after consideration of rights of return and price protection. Revenue is recognized when the right of return on such products has expired, typically when the end user purchases the product from the retail outlet. Once the end user opens the package, it is not returnable unless the medium is defective. Price protection is offered to distributors in the event we reduce the price on any specific product. Such price protection is generally offered for a specific time period in which the distributor must make a claim. Resulting revenue recognized reflects the reduced price. Slotting fees paid by the Company for favorable placement in retail outlets are recorded as a reduction in gross revenues.

            Revenues from licenses and royalties are recognized upon shipment of the software by the Company or by the vendor. Post-contract obligations, if any, generally consist of one year of support including such services as customer calls, bug fixes, upgrades, etc. Related revenue is recognized over the period covered by the agreement. Revenues from maintenance and support contracts are also recognized over the term of the contract.

            Revenues applicable to multiple-element fee arrangements are bifurcated among the elements such as license agreements, and support and upgrade obligations using to vendor-specific objective evidence. Such evidence consists primarily of pricing of multiple elements as if sold as separate products or arrangements. These elements vary based upon factors such as the type of license, volume of units licensed and other related factors.

            Deferred revenue at June 30, 2002, and December 31, 2001, consisted of the following:

                                                                                          June 30,       December
Description                                   Criteria for Recognition                      2002         31, 2002
-----------                                   ------------------------                  -------------  --------------
Deferred unit royalties and                   Delivery of units to end users or         $     978,062  $     945,814
licence fees                                  expiration of contract
                                               Completion of work and acceptance              125,000         62,500
Engineering projects not                      of completed work by customer
completed
Deferred customer support                     Expiration of period covered by                  31,729         41,535
                                              support agreement
Total deferred revenue                                                                  $   1,134,791  $   1,049,849



            Cost of revenues from license, royalties and maintenance consists of costs to distribute the product (including the cost of the media on which it is delivered), installation and support personnel compensation, licensed technology and other related costs. Cost of service revenues consists of personnel compensation, licensed technology and other related costs.

Software application development costs - The Company has not capitalized the cost of development of specific software applications due to uncertainty of recovery of such costs. While the Company believes the carrying value of its core technology assets is recoverable, it is uncertain regarding the recoverability of ongoing development costs for specific software applications; therefore, such costs are charged as operating expenses in the period in which they are incurred.

Results of Operations

Three months ended June 30, 2002, compared with three months ended June 30, 2001

During the three months ended June 30, 2002, the Company recorded revenues of $679,197, reflecting an increase of $571,629 over the same period in the previous year. The increase in revenue is related to the licensing of TTS applications to customers in assistive markets made possible through the acquisition of assets and technology rights in December 2001. Cost of revenues were $140,325, an increase of $127,803, resulting from increased cost of services performed in custom engineering activities and cost of hardware sales related to revenue generated in assistive markets through the Company's original equipment manufacturer ("OEM") sales channels that were new to the Company in 2002.

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

Six months ended June 30, 2002, compared with six months ended June 30, 2001

During the six months ended June 30, 2002, the Company recorded revenues of $977,981, reflecting an increase of $737,700 over the same period in the previous year. The increase in revenue is related to the licensing of TTS applications to customers in assistive markets made possible through the acquisition of assets and technology rights in December 2001. Cost of revenues were $158,330, an increase of $138,809, resulting from increased cost of services performed in custom engineering activities and increased cost of hardwares sales related to the revenue generated in assistive markets through the Company's OEM sales channels that are new to the Company in 2002.

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

Convertible Note Receivable and Line of Credit

On December 1, 2001, the Company, as the lender, established a revolving line of credit and received a convertible promissory note from Unveil Technologies, Inc. ("Unveil"), that permits Unveil to draw up to $2,000,000 for operations and other purposes. Unveil is a developer of natural language understanding solutions for customer resource management ("CRM") applications. Fonix intends to obtain a license to Unveil's applications when completed and has made the loan to Unveil to facilitate and expedite the development and commercialization of Uneveil's speech-enabled CRM software. Draws on the line of credit bear interest at an annual rate of seven percent, which interest is payable quarterly beginning September 30, 2002. The balance due under the line of credit is secured by Unveil's CRM software and source code therefor and other assets of Unveil. The Company is a senior creditor to Unveil. The unpaid principal, together with interest accrued thereon, is due and payable on December 31, 2002, and is convertible into common shares of Unveil at the Company's option. Based upon borrowings through June 30, 2002, such conversion at that date would have represented approximately 12 percent of the ownership of Unveil.

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

The investment in Audium does not provide the Company with rights to any technology developed by Audium, but the Company must obtain a license should it choose to do so. The Company does not own an interest sufficient to control Audium, even if it were to convert the Audium Note to Audium Preferred Stock. Accordingly, Fonix does not benefit directly from the research and development being done by Audium. As a result, the Company has determined that it is appropriate to account for its investment, which represents 26.7 percent of Audium's voting stock, under the equity method and not as a research and development arrangement.










Accordingly, for the three months and six months ended June 30, 2002, the Company recognized losses consisting of the following:

                                                                              Three Months                      Six Months
                                                                             Ended June 30,                   Ended June 30,
                                                                                  2002                             2002
                                                                       --------------------------        -------------------------
Company share of Audium net loss                                              $   113,065                        $   249,798
Amortization of difference between purchase price of Audium Preferred
Stock and Company's share of Audium's net stockholders' deficit               $    91,574                        $   183,148
                                                                              ------------                       ------------
Total equity in loss of affiliate                                             $   204,639                        $   432,946
                                                                              ============                       ============

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

Note Payable to Affiliate - The Fonix Note bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. The Company owes Audium $987,500 under the Fonix Note. The Company is currently negotiating a new payment schedule for payment of this amount. If we is are not able to agree on a new payment schedule, then Audium may declare a default under the Fonix Note and exercise its rights under the Fonix Note, including the right to foreclose on approximately 684,930 shares of Audium Preferred Stock held as collateral for the Fonix Note. No events of default have occurred to date.

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

The advances were secured by the Company's intellectual property rights, which security interest was released when the increase in authorized capital of 300,000,000 shares of Class A common stock was approved by the Company's shareholders at the Fonix Annual Shareholders Meeting on July 12, 2002.

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

Equity Lines of Credit
During the six months ended June 30, 2002, 40,692,920 shares of Class A common stock were issued in connection with draws of $3,633,817 against the Initial Equity Line (see Note 7 of the Condensed Consolidated Financial Statements) On May 8, 2002, the Company and the Equity Line Investor amended the Initial Equity Line agreement to increase the balance available under the Initial Equity Line from $20,000,000 to $22,000,000. Accordingly, as of May 8, 2002, an additional $2,000,000 was available to be drawn under the Initial Equity Line. From inception of the Initial Equity Line through June 30, 2002, 91,083,516 shares of Class A common stock have been issued in connection with draws of $20,617,324. As of August 29, 2002, $1,382,676 remains unutilized under the Initial Equity Line, as amended; however, no registered shares remain available to facilitate a draw of this amount. Therefore, this amount is unavailable to the Company at this time.

During the six months ended June 30, 2002, 93,586,995 shares of Class A common stock were issued in connection with draws of $5,728,846 against the Second Equity Line (see Note 7 of the Condensed Consolidated Financial Statements). From inception of the Second Equity Line through June 30, 2002, 211,600,000 shares of Class A common stock were issued in connection with draws of $19,153,846. As of August 29, 2002, $846,154 remains unutilized under the Second Equity Line; however, no registered shares remain available to facilitate a draw of this amount. Therefore, this amount is unavailable to the Company at this time.

The following table summarizes the transactions completed under the equity lines to date:

                             Weighted        Average Number
                             Average        of Shares Issued   Total Shares Issued
Equity Line              Conversion Price       Per Draw        Under Equity Line
-----------              ----------------       --------        -----------------
Initial Equity Line           $0.228          4,554,176            91,083,516
Second Equity Line            $0.091         11,775,556           211,600,000


On June 27, 2002, the Company entered into a the Third Equity Line Agreement with the Equity Line Investor. Under the Third Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the previous equity lines. On June 27, 2002, the Company filed with the Commission a registration statement on Form S-2 to register the resale of up to 200,000,000 shares of the Company's Class A common stock by the Equity Line Investor. As of August 29, 2002, the registration statement had not been declared effective by the Commission, and as such, the Company was unable to draw funds under the Third Equity Line as of that date. Prior to June 30, 2002, the Equity Line Investor advanced the Company $182,676 against future draws on the Third Equity Line. As of August 29, 2002, no shares had been issued under the Third Equity Line.

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

As of August 29, 2002, the Company had warrants to purchase a total of 2,425,000 shares of Class A common stock outstanding that expire beginning in 2002 through 2010. Warrants issued for services were recorded at their fair value determined using the Black-Scholes pricing model. The resulting values were recorded in operating expenses in the periods covered by the services rendered. Warrants for the purchase of 300,000 shares of Class A common stock were issued in January 2000 for consulting services rendered. The warrants were issued at $47,000 using the Black-Scholes pricing model assuming risk-free interest rate of 5.7%, expected exercise life of 5 years, and volatility of 102%. The warrants were issued with exercise prices ranging from $0.28 to $1.25, vested during the year ended December 31, 2000 and expire January 2003.

Related-Party Transaction

In February 2000, the Company entered into an agreement to purchase from John A. Oberteuffer, an executive officer and director of the Company, all of Dr. Oberteuffer's rights and interests in certain methods and apparatus for integrated voice and pen input for use in computer systems. In payment for Dr. Oberteuffer's technology, the Company granted Dr. Oberteuffer 600,000 warrants to purchase our Class A common stock at an exercise price of $1.00 per share. The warrants were valued using the Black-Scholes method of valuation and resulted in a value of $0.79 per warrant for the 600,000 warrants, or an aggregate value of $474,000. The warrants expire February 10, 2010. Also, the Company granted Dr. Oberteuffer the right to repurchase the technology from the Company at fair market value if the Company subsequently determined not to commercialize the pen/voice technologies or products.

In February 2000, the Company was actively pursuing development and licensing opportunities in handwriting recognition ("HWR") and desired to procure the rights to Dr. Oberteuffer's in-process development. However, there was no assurance at the time that the development of the project would result in revenue opportunities when completed, so the cost was charged to in-process research and development at that time.

The Company has since determined that there is no substantial benefit to pursuing the market for HWR technology, including the technology acquired from Dr. Oberteuffer and as such, the balance of goodwill from all HWR acquisitions was written off in 2001. The Company's decision to cease efforts to commercialize HWR technologies may trigger Dr. Oberteuffer's right to repurchase the pen/voice technologies acquired from the Company.

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

Resignation of Mark S. Tanner

            Effective July 27, 2002, Mark S. Tanner resigned as a member of our Board of Directors.

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

                              Fonix Corporation



Date: August 30, 2002           /s/ Roger D. Dudley
                              -------------------------------------------------
                              Roger D. Dudley, Executive Vice President,
                              Chief Financial Officer
                              (Principal financial officer)