Form 10-Q/A
period 2002-06-30
FONIX CORP
filed 2002-09-16
CIK 855585

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

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

           As of September 13, 2002, 484,475,556 shares of Class A voting common stock, par value $0.0001 per share, were issued and outstanding.

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

During 2002, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess its goodwill and intangible assets with indefinite lives for impairment. The resulting appraisal indicated no impairment and the application of the test for impairment required by SFAS No. 142 had no effect on the Company's financial position or results of operations, except for the change in amortization of goodwill and intangible assets with indefinite lives.

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

During 2002, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess its goodwill and intangible assets with indefinite lives for impairment. The resulting appraisal indicated no impairment, and therefore management of the Company did not consider goodwill or other intangible assets to be impaired. However, should the Company's marketing and sales plans not materialize in the near term, the realization of the Company's goodwill and other intangible assets could be severely and negatively impacted. The accompanying condensed consolidated financial statements have been prepared based on management's estimates of realizability, which estimates may change due to factors beyond the control of the Company. Upon initial application of SFAS No. 142, the Company reassessed the useful lives of its intangible assets and determined that no changes to estimated useful lives were necessary as of June 30, 2002.

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

Effective January 1, 2002, the Company adopted the requirements of SFAS No. 142. During 2002, the Company engaged Houlihan Valuation Advisors, an independent valuation firmm to assess its goodwill and intangible assets with indefinite lives for impairment. The resulting appraisal indicated no impairment and the application of the test for impairment required by SFAS No. 142 had no effect on the Company's financial position or results of operations, except for the change in amortization of goodwill and intangible assets with indefinite lives.

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

                              Fonix Corporation



Date: September 13, 2002           /s/ Roger D. Dudley
                              -------------------------------------------------
                              Roger D. Dudley, Executive Vice President,
                              Chief Financial Officer
                              (Principal financial officer)

                                 CERTIFICATIONS

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Thomas A. Murdock, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of Fonix Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002



By:       /s/ Thomas A. Murdock
         ---------------------------------------------
         Thomas A. Murdock
         President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Roger D. Dudley, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of Fonix Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002



By:      /s/ Roger D. Dudley
        ----------------------------------------
         Roger D. Dudley
         Chief Financial Officer