Form 10-Q
period 2002-09-30
FONIX CORP
filed 2002-11-15
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

[ ]  Transition  Report  pursuant  to Section  13 or 15(d) of the  Securities
     Exchange Act of 1934 for the transition period from         to            .
                                                        ---------  ------------

                         Commission file number 0-23862

                                Fonix Corporation
             (Exact name of registrant as specified in its charter)

        Delaware                                        22-2994719
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                         180 W. Election Road, Suite 200
                                Draper, UT 84020
          (Address of principal executive offices, including zip code)

                                 (801) 553-6600
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

         As of November 13, 2002, 484,475,556 shares of Class A voting common stock, par value $0.0001 per share, were issued and outstanding.

                                FONIX CORPORATION
                                    FORM 10-Q



                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - As of September 30,
         2002 and December 31, 2001                                            2

         Condensed Consolidated Statements of Operations and
         Comprehensive Loss for the three months and nine months
         ended September 30, 2002 and 2001                                     3

         Condensed Consolidated Statements of Cash Flows for the three
         months and nine months ended September 30, 2002 and 2001              4

         Notes to Condensed Consolidated Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           31

Item 4.  Evaluation of Disclosure Controls and Procedures                     31


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    32

Item 2.  Changes in Securities                                                32

Item 3.  Defaults Upon Senior Securities                                      32

Item 4.  Submission of Matters to a Vote of Security Holders                  32

Item 5.  Other Matters - Change in Certifying Public Accountants              33

Item 6.  Exhibits and Reports on Form 8-K                                     33

                       Fonix Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS
                                                                                                  September 30,    December 31,
                                                                                                     2002              2001
                                                                                                ---------------   ---------------
Current assets:
      Cash and cash equivalents                                                                 $       18,170    $      201,401
      Subscriptions receivable                                                                               -           852,970
      Accounts receivable, net of allowance for doubtful accounts of $25,960 and
        $0, respectively                                                                               140,781            58,170
      Other receivables                                                                                 38,797            25,119
      Inventory                                                                                         62,942            37,154
      Prepaid expenses                                                                                 166,804            69,953
                                                                                                ---------------   ---------------

           Total current assets                                                                        427,494         1,244,767

Property and equipment, net of accumulated depreciation of $1,601,557 and
        $1,314,960, respectively                                                                       695,261           903,159

Convertible note receivable                                                                                  -           630,000

Investment in and note receivable from affiliate, net of unamortized discount of
        $63,708 and $77,691, respectively                                                            1,084,833         1,535,244

Intangible assets, net of accumulated amortization of $260,312 and
        $145,526, respectively                                                                       1,230,730         1,345,520

Goodwill, net of accumulated amortization of $2,295,599, in 2002 and 2001                            2,631,304         2,631,304

Other assets                                                                                           124,556           123,052
                                                                                                ---------------   ---------------

           Total assets                                                                         $    6,194,178    $    8,413,046
                                                                                                ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Advance on equity line of credit                                                          $      182,676    $            -
      Note payable to affiliate, net of unamortized discount of $31,054 and
        $65,247, respectively                                                                          956,446         1,484,753
      Note payable, net of unamortized discount of $12,102 and $40,245, respectively                   237,898         1,239,755
      Notes payable - related parties                                                                  436,688            77,625
      Notes payable - other                                                                             75,000                 -
      Accounts payable                                                                               3,096,049         1,062,237
      Accrued liabilities                                                                            5,557,770           961,299
      Accrued liabilities - related parties                                                          1,443,300         1,451,633
      Deferred revenues                                                                              1,085,588         1,049,849
      Other current liabilities                                                                         21,158            19,767
                                                                                                ---------------   ---------------

           Total current liabilities                                                                13,092,573         7,346,918
                                                                                                ---------------   ---------------

Commitments and contingencies (Notes 1, 2, 3, 5, 6, 7, 8, 10 and 12)

Stockholders' equity:
      Preferred stock, $.0001 par value; 50,000,000 shares authorized; Series A, convertible; 166,667 shares outstanding
               (aggregate liquidation preference of $6,055,012)                                        500,000           500,000
      Common stock, $.0001 par value; 500,000,000 shares authorized;
           Class A voting, 484,475,556 and 350,195,641 shares outstanding, respectively                 48,448            35,020
           Class B non-voting, none outstanding
      Additional paid-in capital                                                                   182,528,680       171,985,508
      Outstanding warrants to purchased Class A common stock                                         1,360,000         2,832,400
      Deferred consulting expenses                                                                      (2,778)          (17,777)
      Cumulative foreign currency translation adjustment                                               (18,865)            2,841
      Accumulated deficit                                                                         (191,313,880)     (174,271,864)
                                                                                                ---------------   ---------------

           Total stockholders' equity                                                               (6,898,395)        1,066,128
                                                                                                ---------------   ---------------

           Total liabilities and stockholders' equity                                           $    6,194,178    $    8,413,046
                                                                                                ===============   ===============

     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                             ------------------------------  ----------------------------
                                                                 2002            2001            2002           2001
                                                             --------------  --------------  -------------  -------------

Revenues                                                     $     834,076   $     265,646   $  1,812,057   $    505,927
Cost of revenues                                                   207,360         435,880        417,888      1,156,106
                                                             --------------  --------------  -------------  -------------

     Gross margin                                                  626,716        (170,234)     1,394,169       (650,179)
                                                             --------------  --------------  -------------  -------------

Expenses:
     Selling, general and administrative                         3,057,282       3,068,307      9,624,347      8,520,803
     Product development and research                            2,032,806       2,196,362      6,751,058      6,335,639
     Amortization of intangible assets                              13,014         257,386         39,042        772,159
     Impairment loss on convertible note receivable              1,523,842               -      1,523,842              -
                                                             --------------  --------------  -------------  -------------

         Total expenses                                          6,626,944       5,522,055     17,938,289     15,628,601
                                                             --------------  --------------  -------------  -------------

Loss from operations                                            (6,000,228)     (5,692,289)   (16,544,120)   (16,278,780)
                                                             --------------  --------------  -------------  -------------

Other income (expense):
     Interest income                                                37,744           8,065        134,065         65,589
     Interest expense                                              (62,056)        (60,228)      (167,564)      (129,216)
                                                             --------------  --------------  -------------  -------------

         Total other income (expense), net                         (24,312)        (52,163)       (33,499)       (63,627)
                                                             --------------  --------------  -------------  -------------

Loss before equity in net loss of affiliate                     (6,024,540)     (5,744,452)   (16,577,619)   (16,342,407)

Equity in net loss of affiliate                                   (130,950)       (186,891)      (464,394)      (381,318)
                                                             --------------  --------------  -------------  -------------

Net loss                                                        (6,155,490)     (5,931,343)   (17,042,013)   (16,723,725)

Other comprehensive income (loss) - foreign
        currency translation                                         6,531           1,672        (21,706)          (376)
                                                             --------------  --------------  -------------  -------------

Comprehensive loss                                           $  (6,148,959)  $  (5,929,671)  $ (17,063,719) $ (16,724,101)
                                                             ==============  ==============  =============  =============


Basic and diluted net loss per common share                  $       (0.01)  $       (0.02)  $      (0.04)  $      (0.08)
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

                                Fonix Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents


                                                                                                         Nine Months Ended
                                                                                                             June 30,
                                                                                                   ------------------------------
                                                                                                       2002            2001
                                                                                                   --------------  --------------
Cash flows from operating activities:
      Net loss                                                                                     $ (17,042,013)  $ (16,723,725)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
        Non-cash expense related to issuance of debentures, warrants, preferred and common stock               -          62,500
        Non-cash compensation expense related to issuance of stock options                                     -          10,027
        Additional Compensation expense related to issue of stock options and common stock                12,499               -
        Accretion of discount on note receivable from affiliate                                          (13,983)        (14,883)
        Accretion of discount on note payable from affiliate                                              34,193         119,977
        Accretion of discount on note payable                                                             28,143               -
        Impairment loss on convertible note receivable and related accrued interest                    1,523,842               -
        Loss on disposal of property and equipment                                                             -             453
        Depreciation and amortization                                                                    401,385       2,145,750
        Equity in net loss of affiliate                                                                  464,394         381,318
        Changes in assets and liabilities:
           Accounts receivable                                                                           (82,611)        (56,005)
           Interest and other receivables                                                               (112,639)              -
           Inventory                                                                                     (25,788)        (66,745)
           Prepaid expenses and other current assets                                                     (71,732)        (96,778)
           Funds held in escrow                                                                                -       2,151,006
           Other assets                                                                                   (1,504)        (18,644)
           Accounts payable                                                                            2,033,812         506,969
           Accrued liabilities                                                                         4,596,472         763,342
           Accrued liabilities - related party                                                            (8,333)        (87,500)
           Other Current Liabilities                                                                       1,392               -
           Deferred revenues                                                                              35,739         397,100
           Cumulative foreign currency translation adjustment                                            (21,706)           (376)
                                                                                                   --------------  --------------

        Net cash used in operating activities                                                         (8,248,438)    (10,526,214)
                                                                                                   --------------  --------------

Cash flows from investing activities:
      Purchase of property and equipment                                                                 (78,699)       (574,701)
      Proceeds from disoposal of property and equipment                                                        -             400
      Issuance of notes receivable from affiliate                                                              -        (302,909)
      Issuance of notes receivable                                                                      (820,000)       (150,000)
      Investment in Affiliate                                                                                  -        (200,000)
                                                                                                   --------------  --------------

        Net cash used in investing activities                                                           (898,699)     (1,227,210)
                                                                                                   --------------  --------------

Cash flows from financing activities:
      Proceeds from sale of Class A common stock, net                                                 10,122,346      11,918,450
      Proceeds of note payable to related parties                                                        359,060               -
      Proceeds from other notes payable                                                                   75,000               -
      Principal payments on capital lease obligation                                                           -         (32,753)
      Proceeds from exercise of stock options                                                                  -           9,801
      Payments on note payable to affiliate                                                             (562,500)       (675,000)
      Payments on note payable                                                                        (1,030,000)              -
                                                                                                   --------------  --------------

        Net cash provided by financing activities                                                      8,963,906      11,220,498
                                                                                                   --------------  --------------

Net increase in cash and cash equivalents                                                               (183,231)       (532,926)

Cash and cash equivalents at beginning of period                                                         201,401       1,413,627
                                                                                                   --------------  --------------

Cash and cash equivalents at end of period                                                         $      18,170   $     880,701
                                                                                                   ==============  ==============


     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)



                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                      ------------------------------
                                                                                          2002            2001
                                                                                      -------------   --------------
Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                                            $ 117,326        $ 123,700

Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the Nine Months Ended September 30, 2002:

          Issued 13,394,216 shares of Class A common stock for $1,064,970 in subscriptions receivable.

          Warrants for the purchase of 625,000 shares of Class A common stock expired in the amount of $1,472,400.

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

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Fonix Corporation and subsidiaries (collectively, the "Company" or "Fonix") have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.

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

Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K.

Business Conditions - The Company's revenues increased from $265,646 for the three months ended September 30, 2001 to $834,076 for the three months ended September 30, 2002, and from $505,927 for the nine months ended September 30, 2001 to $1,812,057 for the nine months ended September 30, 2002. However, the Company has incurred significant losses since inception, including a loss of $18,232,340 for the nine months ended September 30, 2002. The Company incurred negative cash flows from operating activities of $8,248,438 during the nine months ended September 30, 2002. Sales of products and revenue from licenses based on the Company's technologies have not been sufficient to finance ongoing operations. As of September 30, 2002, the Company had negative working capital of $12,665,079 and an accumulated deficit of $191,313,880. The Company has drawn all capital available under its first two equity lines of credit. The Company will not be able to make draws under its third equity line of credit until a registration statement covering the shares of common stock to be issued in connection with that third equity line is declared effective by the SEC. The Company filed the registration statement for the third equity line on June 27, 2002. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors, including the Company's success in (1) increasing license, royalty, product, and services revenues, (2) raising sufficient additional debt or equity funding and (3) minimizing or decreasing operating costs. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. As of September 30, 2002 and 2001, there were outstanding common stock equivalents to purchase 30,896,570 and 22,750,815 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following tables are reconciliations of the net loss numerator of basic and diluted net loss per common share for the three months and nine months ended September 30, 2002 and 2001:


                                                             Three months ended September 30,
                                                             --------------------------------
                                                           2002                             2001
                                                          ------                           -----
                                                                  Per Share                       Per Share
                                                  Amount           Amount          Amount           Amount
Net loss attributable to common
    stockholders                                 $ (6,155,490)       $ (0.01)     $ (5,931,343)       $ (0.02)
                                                 ============        ========     =============       ========
Weighted-average common shares
    outstanding                                    482,410,556                      239,108,716
                                                 =============                    =============




                                                              Nine months ended September 30,
                                                              -------------------------------
                                                           2002                             2001
                                                -----------------------------      ----------------------------
                                                                  Per Share                        Per Share
                                                  Amount           Amount           Amount           Amount
Net loss                                        $ (17,042,013)                     $(16,723,725)
Preferred stock dividends                                   -                            (9,281)
                                                ---------------                    -------------
Net loss attributable to common
    stockholders                                $ (17,042,013)      $ (0.04 )      $(16,733,006)       $ (0.08)
                                                ===============     =========      =============       ========
Weighted-average common shares
     outstanding                                   448,619,260                       218,225,768
                                                ===============                    =============

Imputed Interest Expense and Income - Interest is imputed on long-term debt obligations and notes receivable where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics (see Notes 3 and 5).

Other Comprehensive Income (Loss) - Other comprehensive income (loss) presented in the accompanying condensed consolidated financial statements consists of cumulative foreign currency translation adjustments. The Company had no items of comprehensive loss prior to April 1, 2001.

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

During 2002, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess the

Company's goodwill and intangible assets with indefinite lives for impairment. The resulting appraisal indicated no impairment and the application of the test for impairment required by SFAS No. 142 had no effect on the Company's financial position or results of operations, except for the change in amortization of goodwill and intangible assets with indefinite lives described in the preceding paragraph.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. The adoption of this statement on January 1, 2002, did not have a material effect on the Company's financial position or results of operations. See Note 2.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishments such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company will be required to apply the provisions of this standard to transactions occurring after December 31, 2002. The adoption of this standard in 2003 is not expected to have a material effect on the Company's financial position or results of operations.

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

Revenue Recognition - The Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" and related interpretations. The Company generates revenues from licensing the rights to its software products to end users and from royalties. It also generates service revenues from the sale of consulting and development services.

Revenues of all types are recognized when contingencies such as conditions of acceptance of functionality, rights of return and price protection are confirmed or can be reasonably estimated, as appropriate. Revenues from development and consulting services are recognized on a completed-contract basis when the services are completed and accepted by the customer. The completed-contract method is used because the contracts are either short-term in duration or the Company is unable to make reasonably dependable estimates of the costs of the contracts. Revenue for hardware units delivered is recognized when delivery is verified and collection assured.

Revenue for products distributed through wholesale and retail channels and resellers is recognized upon verification of final sell-through to end users, after consideration of rights of return and price protection. Revenue for these products is recognized when the right of return on such products has expired, typically when the end user purchases the product from the retail outlet. Once the end user opens the package, it is not returnable unless the medium is defective. Price protection is offered to distributors in the event we reduce the price on any specific product. Such price protection is generally offered for a specific time period in which the distributor must make a claim. Resulting revenue recognized reflects the reduced price. Slotting fees paid by the Company for favorable placement in retail outlets are recorded as a reduction in gross revenues.

When arrangements to license software products do not require significant production, modification or customization of software, revenues from licenses and royalties are recognized when persuasive evidence of a licensing arrangement exists, delivery of the software has occurred, the fee is fixed or determinable and collectibility is probable. Post-contract obligations, if any, generally consist of one year of support including such services as customer calls, bug fixes, and upgrades. Related revenue is recognized over the period covered by the agreement. Revenues from maintenance and support contracts are also recognized over the term of the related contracts.

Revenues applicable to multiple-element fee arrangements are bifurcated among the elements such as license agreements and support and upgrade obligations using vendor-specific objective evidence of fair value. Such evidence consists primarily of pricing of multiple elements as if sold as separate products or arrangements. These elements vary based upon factors such as the type of license, volume of units licensed, and other related factors.

Deferred revenue at September 30, 2002, and December 31, 2001, consisted of the following:


                                                                         September 30,       December 31,
Description                          Criteria for Recognition                 2002               2002
-----------                          ------------------------             ---------------    ---------------
Deferred unit royalties       Delivery of units to end users or
and licence fees              expiration of contract                      $       938,891    $       945,814
Engineering projects not      Completion of work and acceptance
completed                     of completed work by customer                       125,000             62,500
Deferred customer             Expiration of period covered by
support                       support agreement                                    21,697             41,535
                                                                          ---------------    ---------------
Total deferred revenue                                                    $     1,085,588    $     1,049,849
                                                                          ===============    ===============


Cost of revenues from license, royalties and maintenance consists of costs to distribute the product (including the cost of the media on which it is delivered), installation and support personnel compensation, amortization of capitalized speech software costs, licensed technology and other related costs. Cost of service revenues consists of personnel compensation and other related costs.

Speech software technology development and production costs - All costs incurred to establish the technological feasibility of speech software technology to be sold, leased or otherwise marketed are charged to product development and research expense. Technological feasibility is established when a product design and a working model of the software product have been completed and confirmed by testing. Costs to produce or purchase speech software technology incurred subsequent to establishing technological feasibility are capitalized. Capitalization of speech software costs ceases when the product is available for general release to customers. Costs to perform consulting or development services applications are charged to cost of revenues in the period in which the corresponding revenues are recognized. Cost of maintenance and customer support are charged to expense when related revenue is recognized or when these costs are incurred, whichever occurs first.

Capitalized speech software technology costs are amortized on a product-by-product basis. Amortization is recognized from the date the product is available for general release to customers as the greater of (a) the ratio that current gross revenue for a product bears to total current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the products. Amortization is charged to cost of revenues.

The Company assesses unamortized capitalized speech software costs for possible write down on a quarterly basis based on net realizable value of each related product. Net realizable value is determined based on the estimated future gross revenues from a product reduced by the estimated future cost of completing and disposing of the product, including the cost of performing maintenance and customer support. The amount by which the unamortized capitalized costs of a speech software product exceed the net realizable value of that asset are written off.

Reclassifications - Certain reclassifications have been made in the prior period condensed consolidated financial statements to conform with the current period presentation.

2. CONVERTIBLE NOTES RECEIVABLE

On December 1, 2001, the Company, as the lender, established a revolving line of credit and received a convertible promissory note from Unveil Technologies, Inc. ("Unveil"), that permitted Unveil to draw up to $2,000,000 for operations and other purposes. Unveil is a developer of natural language understanding solutions for customer resource management ("CRM") applications. Fonix intends to obtain a license to Unveil's applications when completed and has made the loan to Unveil to facilitate and expedite the development and commercialization of Unveil's speech-enabled CRM software. Draws on the line of credit bear interest at an annual rate of seven percent, which interest was payable quarterly beginning June 30, 2002. The Company extended the interest due date to December 31, 2002. The balance due under the line of credit is secured by Unveil's CRM software and related source code and other assets of Unveil. The Company is a senior creditor to Unveil. The unpaid principal, together with interest accrued thereon, is due and payable on December 31, 2002, and is convertible into common shares of Unveil at the Company's option. Based upon borrowings through September 30, 2002, such conversion at that date would have represented approximately 12 percent of the issued and outstanding common stock of Unveil.

During the nine months ended September 30, 2002, Unveil drew $820,000 on the line of credit, bringing total draws on the line of credit to $1,450,000 as of September 30, 2002. Due to limited resources available to the Company, additional requests for funding by Unveil under the line of credit have not been met. This limitation in funding has resulted in a deterioration of Unveil's financial condition and has caused Unveil to slow its development process. Accordingly, due to Unveil's financial condition, the Company recorded an impairment loss as of September 30, 2002 in the amount of $1,523,842, consisting of the outstanding balance on the line of credit plus accrued interest thereon as of that date. The Company intends to pursue its rights to the collateral under the note receivable if the outstanding balance is not paid on December 31, 2002, but may continue to advance available funds to Unveil to permit continued development and commercialization of the CRM software. Future amounts advanced to Unveil, if any, will be included in product research and development expenses in the periods incurred. The Company advanced $60,000 to Unveil in October 2002 for such development expenses that will be reflected in the results of operations for the fourth quarter of 2002.

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

Management determined that a 12 percent annual interest rate appropriately reflects the risk characteristics of the Audium Note. Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $302,909. For the three months and nine months ended September 30, 2002, the Company recorded interest income of $10,089 and $29,127 , respectively, including contractual and imputed interest. As of September 30, 2002, the balance of the Audium Note was $336,292, net of the unaccreted discount of $63,708. Investment in Affiliate - In April 2001, the Company entered into a stock purchase agreement with Audium, wherein the Company agreed to purchase up to $2,800,000 of Audium Preferred Stock at a price of $1.46 per share. At closing, the Company paid $200,000 in cash and gave Audium a non-interest bearing note (the "Fonix Note") for the remaining $2,600,000. Each share of Audium Preferred Stock is convertible into one share of Audium's common stock.

At closing, Audium issued 14 Audium Preferred Share certificates to Fonix, each certificate for 136,986 shares, and delivered one certificate in exchange for the initial payment of $200,000. The remaining certificates are held by Audium as collateral for the Fonix Note under the terms of a security agreement. For each payment of $200,000 or multiple payments that aggregate $200,000, Audium will release to Fonix one certificate for 136,986 shares of Audium Preferred Stock. To date, payments aggregating $1,815,000 have been made and certificates representing 1,232,874 shares have been released to the Company.

The investment in Audium does not provide the Company with rights to any technology developed by Audium, but the Company must obtain a license should it choose to do so. The Company does not own an interest sufficient to control Audium, even if it were to convert the Audium Note to Audium Preferred Stock. Accordingly, Fonix does not benefit directly from the research and development being done by Audium. As a result, the Company has determined that it is appropriate to account for its investment, which represents 26.7 percent of Audium's voting stock, under the equity method and not as a research and development arrangement. Accordingly, for the three months and nine months ended September 30, 2002, the Company recognized losses consisting of the following:


                                                                              Three Months              Nine months
                                                                                  Ended                    Ended
                                                                              September 30,            September 30,
                                                                                  2002                     2002
                                                                           -------------------      -------------------
Company share of Audium net loss                                           $            89,123      $           338,918
Amortization of difference between purchase price of Audium Preferred
Stock and Company's share of Audium's net stockholders' deficit            $            41,825      $           125,476
                                                                           -------------------      -------------------
Total equity in loss of affiliate                                          $           130,948      $           464,394
                                                                           ===================      ===================

The difference between the total purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit at the time of the purchase was $2,930,379, which was allocated to completed core technology. The excess purchase price allocated to the completed core technology is being amortized on a straight- line basis over a period of eight years.

The fair value of this investment is determined based on Audium's estimated future net cash flows considering the status of Audium's product development. The Company evaluates this investment for impairment annually and more frequently if indications of decline in value exist. An impairment loss that is other than temporary is recognized during the period it is determined to exist. An impairment is determined to be other-than-temporary if estimated future net cash flows are less than the carrying value of the investment. If projections indicate that the carrying value of the investment will not be recoverable, the carrying value is reduced by the estimated excess of the carrying value over the estimated discounted cash flows. At December 31, 2001, the Company evaluated the estimated future net cash flows, given the status of Audium's product development. From this evaluation , the Company determined that an impairment loss of $823,275 should be recorded. No subsequent impairment loss has been recorded.

Note Payable to Affiliate - The Fonix Note bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. The Company owes Audium $987,500 under the Fonix Note. The Company is currently negotiating a new payment schedule for payment of this amount. If the Company is not able to agree on a new payment schedule, then Audium may declare a default under the Fonix Note and exercise its rights under the Fonix Note, including the right to foreclose on approximately 684,930 shares of Audium Preferred Stock held as collateral for the Fonix Note. No events of default have occurred to date.

Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent and the Company recorded a present value of $2,370,348 for the note payable. For the three months and nine months ended September 30, 2002, the Company recorded interest expense of $29,875 and $85,303, respectively, related to this note.

4. INTANGIBLE ASSETS

The Company adopted the provisions of SFAS No. 142 on January 1, 2002. Under the new standard, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives. The Company has performed the required impairment tests of goodwill and indefinite-lived intangible assets. There was no impairment of goodwill or intangible assets upon the Company's adoption of SFAS No. 142. Upon the Company's adoption of SFAS No. 142, the Company also reassessed the estimated useful lives of intangible assets subject to amortization.

Intangible assets consist of speech software technology, customer relationships, trademarks, patents and goodwill arising from the purchase of assets from Force Computers, Inc., and the acquisition of AcuVoice, Inc. Also included are direct costs incurred by the Company in applying for patents covering its internally developed speech software technologies. As of September 30, 2002, and December 31, 2001, amortized intangible assets consisted of the following:


                                               September 30, 2002                    December 31, 2001
                                      ------------------------------------ -------------------------------------
                                            Gross                                Gross
                                          Carrying         Accumulated          Carrying          Accumulated
                                           Amount          Amortization          Amount          Amortization
                                      ----------------- ------------------ ------------------  -----------------
Speech software technology            $         978,582 $         (78,298) $          978,582                -0-
Customer relationships                          306,000           (20,400)            306,000                -0-
Patents                                         164,460          (161,614)            164,460          (145,522)
                                      ----------------- ------------------ ------------------  -----------------
Total                                 $       1,449,042 $        (260,312) $        1,449,042  $       (145,522)
                                      ================= ================== ==================  =================

In addition, the Company has trademarks not subject to amortization, recorded at a carrying value of $42,000 at September 30, 2002, and December 31, 2001. This asset is considered to have an indefinite useful life.

Except for capitalized speech software technology that is amortized on the basis described in Note 1, amortization of intangible assets is computed on a straight-line basis over their estimated useful lives, which range from one to ten years. As of January 1, 2002, the weighted-average estimated amortization periods were as follows: total - 9.2 years; speech software technology - 8.5 years; customer relationships - 10.0 years; and patents - 0.8 years. Intangible assets subject to amortization will not have any significant residual value at the end of their estimated useful lives. Estimated future amortization expense for intangible assets subject to amortization for each of the following five years is as follows:


For the Year Ended December 31,                    Amount
--------------------------------                   ------
                  2002                            $ 41,972
                  2003                             134,996
                  2004                             134,996
                  2005                             134,996
                  2006                             124,100

Accumulated amortization of goodwill was $2,295,599 at both September 30, 2002, and December 31, 2001. In accordance with the provisions of SFAS No. 142, the Company no longer amortizes goodwill.

The amortization expense for capitalized speech software technology is included in cost of revenue. For the nine months ended September 30, 2002 and 2001, the amortization expense included in cost of revenues was $78,297 and $1,050,455, respectively. During the three months ended December 31, 2001, the Company recognized an impairment loss on its speech software technology amounting to $5,832,217, which was also included in cost of revenues for that period.

The carrying values of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. If such an event were to occur, the Company would project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset would not be recoverable, the carrying value of long-lived assets, other than speech software technology, would be reduced by the estimated excess of the carrying value over the projected discounted cash flows. Speech software technology would be accounted for as described in Note 1.

At December 31, 2001 the Company assessed the unamortized amount of capitalized speech software costs for possible write down based on the net realizable value of the technology. Though revenues have steadily increased, there can be no assurance that this growth is sustainable. Because the Company could not be certain that future gross revenues would exceed the future costs of completing and disposing of the product, the Company recorded an impairment loss of $5,832,217 at that date. No subsequent write down has been recorded.

During 2002, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess the Company's goodwill and intangible assets with indefinite lives for impairment. The resulting appraisal indicated no impairment, and therefore management of the Company did not consider goodwill or other intangible assets to be impaired. However, should the Company's marketing and sales plans not materialize in the near term, the realization of the Company's goodwill and other intangible assets could be severely and negatively impacted. The accompanying condensed consolidated financial statements have been prepared based on management's estimates of realizability, which estimates may change due to factors beyond the control of the Company. Upon initial application of SFAS No. 142, the Company reassessed the useful lives of its intangible assets and determined that no changes to estimated useful lives were necessary as of September 30, 2002.

Goodwill amortization expense was $772,159 during the nine months ended September 30, 200, and $1,029,545, $1,029,545 and $1,189,896 during the years ended December 31, 2001, 2000, and 1999, respectively. The effects on loss before extraordinary item, net loss and basic and diluted loss per share of excluding such goodwill amortization from the nine months ended September 30, 2002 and 2001, and from the years ended December 31, 2001, 2000, and 1999 is as follows:


                                        For the Nine months Ended           For the Years Ended December 31,
                                     ------------------------------- ----------------------------------------------
                                      September 30,   September 30,       2001            2000            1999
                                          2002            2001
                                     --------------- --------------- --------------- --------------- --------------
Loss before extraordinary item, as
  reported                           $  (17,042,013) $  (16,723,725) $  (31,222,299) $  (22,810,677) $ (22,136,276)
Loss before extraordinary item,
  excluding goodwill amortization    $  (17,042,013) $  (16,723,725) $  (30,192,754) $  (21,781,132) $ (20,946,380)
                                     =============== =============== =============== =============== ==============
Net loss, as reported                $  (17,042,013) $  (16,723,725) $  (31,222,299) $  (22,761,229) $ (21,662,419)
Add back goodwill amortization                   -          772,159       1,029,545       1,029,545      1,189,896
                                     --------------- --------------- --------------- --------------- --------------
Net loss, excluding goodwill
  amortization                       $  (17,042,013) $  (15,951,566) $  (30,192,754) $  (21,731,684) $ (20,472,523)
                                     =============== =============== =============== =============== ==============
Basic and diluted loss per share:
   Loss before extraordinary item,
     as reported                     $        (0.04) $        (0.08) $        (0.13) $        (0.16) $       (0.32)
   Loss before extraordinary item,
     excluding goodwill amortization $        (0.04) $        (0.08) $        (0.13) $        (0.15) $       (0.30)
                                     =============== =============== =============== =============== ==============
   Net loss, as reported                      (0.04) $        (0.08) $        (0.13) $        (0.16) $       (0.31)
   Net loss, excluding goodwill      $        (0.04) $        (0.07) $        (0.13) $        (0.15) $       (0.29)
     amortization
                                     =============== =============== =============== =============== ==============


5.  PROMISSORY NOTE

In December 2001, the Company entered into an Asset Purchase Agreement with Force Computers, Inc. ("Force"). As part of the purchase price Fonix issued a non-interest bearing promissory note in the amount of $1,280,000 (the "Force Note"). Installment payments under the Force Note are due over the 12 month period following the date of purchase. Management determined that a seven percent annual interest rate reflects the risk characteristics of the

Force Note. Accordingly, interest has been imputed at seven percent, and the Company recorded a discount of $40,245. For the three months and nine months ended September 30, 2002, the Company recorded interest expense of $5,258 and $33,630, respectively, related to the Force Note.

As collateral for the Force Note, 7,000,000 shares of the Company's Class A common stock were placed into escrow. To date, all required payments have been made. As of September 30, 2002, payments amounting to $250,000 remained outstanding under the Force Note.

6. NOTES PAYABLE - RELATED PARTIES

Two executive officers of the Company (the "Lenders") sold shares of the Company's Class A common stock owned by them and advanced the resulting proceeds amounting to $333,308 to the Company under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in Company operations. The advances bear interest at 10 percent per annum, and are payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, is due and payable on June 10, 2003. Any time after December 11, 2002, all or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company. The conversion price is the average closing bid price of the shares at the time of the advances. If converted, the conversion amount is divided by the conversion price to determine the number of shares to be issued to the Lenders. To the extent the market price of the Company's shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. A beneficial conversion feature of $14,917 was recorded as interest expense in connection with this transaction. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors. In October 2002, the Lenders pledged 1,234,622 shares of the Company's Class A common stock to the Equity Line Investor in connection with an advance of $182,676 to the Company under the Third Equity Line (see Note 7 below). The Equity Line Investor subsequently sold the pledged shares and applied the proceeds in reduction of the advance. The value of the pledged shares of $74,077 was treated as an additional advance from the Lenders.

The aggregate advances of $407,385 are secured by the Company's intellectual property rights.

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

During the nine months ended September 30, 2002, 40,692,920 shares of Class A common stock were issued in connection with draws under the Initial Equity Line of $3,633,817. From inception of the Initial Equity Line through September 30, 2002, 91,083,516 shares of Class A common stock were issued in connection with draws of $20,617,324. As of November 11, 2002, $1,382,676 remains unutilized under the Initial Equity Line, as amended; however, no registered shares remain available to facilitate a draw of this amount. Therefore, this amount is unavailable to the Company at this time.

Second Equity Line of Credit - On April 6, 2001, the Company entered into a second equity line agreement (the "Second Equity Line") with the Equity Line Investor. Under the Second Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the Initial Equity Line.

During the nine months ended September 30, 2002, 93,586,995 shares of Class A common stock were issued in connection with draws amounting to $5,728,846. From inception of the Second Equity Line through September 30, 2002, 211,600,000 shares of Class A common stock were issued in connection with draws of $19,153,846. As of November 11, 2002, $846,154 remains unutilized under the Second Equity Line; however, no registered shares remain available to facilitate a draw of this amount. Therefore, this amount is unavailable to the Company at this time.

Third Equity Line of Credit - On June 27, 2002, the Company entered into a third equity line agreement (the "Third Equity Line") with the Equity Line Investor. Under the Third Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the Initial Equity Line. On June 27, 2002, the Company filed with the SEC a registration statement on Form S-2 to register the resale of up to 200,000,000 shares of the Company's Class A common stock by the Equity Line Investor. As of November 11, 2002, the registration statement had not been declared effective by the SEC, and as such, the Company was unable to draw funds under the Third Equity Line as of that date. Prior to September 30, 2002, the Equity Line Investor advanced the Company $182,676 against future draws on the Third Equity Line. As of November 11, 2002, no shares had been issued under the Third Equity Line.

Subscriptions Receivable - Proceeds from certain draws on the equity lines prior to December 31, 2001 had not been received by the Company as of those dates. The cash proceeds in the amount of $852,970 were subsequently received in January 2002.

8.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Class A Common Stock - During the nine months ended September 30, 2002, 134,279,915 shares of Class A common stock were issued in connection with draws on the equity lines (see Note 7). No shares of Class A common stock were issued as a result of the exercise of stock options or warrants during the same period.

Stock Options - During the nine months ended September 30, 2002, the Company granted options to employees to purchase5,239,000 shares of Class A common stock and granted options to directors to purchase 1,000,000 shares of Class A common stock. The options have exercise prices ranging from $0.05 to $0.11 per share, which were the quoted fair market price of the stock on the dates of grant. Of the options granted during this nine-month period, 5,239,000 vest over the three years following issuance and 1,000,000 vested immediately. These options expire within ten years from the date of grant if not exercised. Using the Black-Scholes pricing model, the weighted average fair value of the employee and director options were $0.08 and $0.04 per share, respectively. As of September 30, 2002, the Company had a total of 28,479,903 options to purchase Class A common shares outstanding.

Warrants - As of November 11, 2002, the Company had warrants to purchase a total of 2,250,000 shares of Class A common stock outstanding that expire beginning in 2002 through 2010. Warrants issued for services were recorded at their fair value determined using the Black-Scholes pricing model. The resulting values were recorded in operating expenses in the periods covered by the services rendered. Warrants for the purchase of 300,000 shares of Class A common stock were issued in January 2000 for consulting services rendered. The warrants were issued at $47,000 using the Black-Scholes pricing model assuming risk-free interest rate of 5.7%, expected exercise life of 5 years, and volatility of 102%. The warrants were issued with exercise prices ranging from $0.28 to $1.25, vested during the year ended December 31, 2000 and expire January 2003.

9.  FONIX UK, LTD.

On May 30, 2002, the Company established Fonix UK, Ltd., a United Kingdom subsidiary, ("Fonix UK"). Fonix UK will facilitate the Company's sales, marketing and product development opportunities in Europe. To date, Fonix UK has no operations.

10. COMMITMENTS AND CONTINGENCIES

Until the registration statement covering shares for the Third Equity Line is declared effective by the SEC, the Company is unable to draw funds from the Third Equity Line. Consequently, the Company's cash resources are limited to collections from customers and loans, which are not sufficient to cover operating expenses (see Note 12). As a result, payments to employees and vendors have been delayed since June 2002. Employees have been paid through June 15, 2002. Subsequent to June 30, 2002, advances have been made to certain employees on the basis of financial need as determined by the individual circumstances of each employee. Payments amounting to approximately $156,000 have been made on this basis through November 11, 2002. Forty-one employees of Fonix have quit or been terminated between July 1, 2002 and November 11, 2002. No stoppage in work has occurred as a result of nonpayment or delayed payment of compensation to date, nor have deliveries to customers been effected. Certain payments to vendors deemed to be critical to our ongoing operations have been made. To date, no critical services have been stopped as a result of nonpayment or delayed payment. At November 11, 2002, unpaid compensation payable to current and former employees amounted to approximately $3,996,000 and vendor accounts payable amount to approximately $2,485,000. The Company has not been declared in default under the terms of any material agreements.

11. ANNUAL SHAREHOLDERS' MEETING

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

12. SUBSEQUENT EVENTS

On October 11, 2002, the Company entered into a Securities Purchase Agreement with Breckenridge Fund, LLC ("Breckenridge"), an unaffiliated third party, for the sale of the Company's Series D 12% Convertible Debentures (the "Debentures") in the aggregate principal amount of $1,500,000. The outstanding principal amount of the Debentures is convertible at any time at the option of the holder into shares of the Company common stock at a conversion price equal to the average of the two lowest closing bid prices of the Company's Class A common stock for the twenty trading days immediately preceding the conversion date multiplied by 90%. The Debentures are due April 9, 2003. On the earlier of December 20, 2002, or 45 days after the effective date of this registration statement and prospectus (the "Initial Payment Date") and each 30-day anniversary of the Initial Payment Date, the Company is required to make principal payments of $250,000, plus accrued interest.

In connection with the sale of the Debentures, the Company issued, as collateral to secure its performance under the Debenture, 83,333,333 shares of Class A common stock (the "Collateral Shares"), which were placed into an escrow pursuant to an escrow agreement. Under the escrow agreement, the Collateral Shares will not be released to Breckenridge unless the Company is delinquent with respect to payments under the Debenture. Additionally, as further consideration for the sale of the Debentures, the Company issued 7,777,778 shares to Breckenridge (the "Additional Shares").

In connection with the sale of the Debentures, the Company agreed to register the resale of shares of our Class A common stock underlying the Debentures, the Collateral Shares, and the Additional Shares. The Company will file a registration statement to register those resales.

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

Overview

Since inception, Fonix has devoted substantially all of its resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other intelligent devices. Through September 30, 2002, the Company has incurred significant cumulative losses, and losses are expected to continue until the effects of recent marketing and sales efforts begin to take effect, if ever.

The Company's revenues increased from $265,646 for the three months ended September 30, 2001 to $834,076 for the three months ended September 30, 2002, and from $505,927 for the nine months ended September 30, 2001 to $1,812,057 for the nine months ended September 30, 2002. However, the Company incurred negative cash flows from operating activities of $8,248,438 during the nine months ended September 30, 2002. Sales and licensing of products based on the Company's technologies have not been sufficient to finance ongoing operations. As of September 30, 2002, the Company had negative working capital of $12,665,079 and an accumulated deficit of $191,313,880. The Company has drawn all capital available under its initial and second equity lines. While a third equity line is in place, it is unavailable to the Company until a registration statement covering the underlying securities is declared effective by the SEC. The Company's continued existence is dependent upon several factors, including the Company's success in (1) increasing license, royalty, product, and services revenues, (2) raising sufficient additional equity and debt funding and (3) minimizing and reducting operating costs. Until sufficient revenues are generated from operating activities, the Company expects to continue to fund its operations through the sale of its equity and debt securities.

The Company has experienced slower development of markets for speech applications than had been anticipated due to several factors. First, the limited resources with which the Company has been operating (due to the delay in accessing funds from the third equity line) have hampered the Company's ability to aggressively support marketing and sales as originally anticipated. Additionally, time and resources required to develop certain applications have been greater than originally anticipated, and, with limited resources available, the Company has not been able to expedite such development. Further, the ongoing U.S. economic slowdown has slowed customer acceptance in target markets, especially in the telecommunications sector where previously expected recovery has yet to materialize, but has deteriorated further. Each of these factors had a significant impact on the Company's ability to achieve significant growth in the markets it has chosen to develop. The occurence of these conditions has caused the Company to (i) reduce its emphasis on consumer applications because of the significant resources required to develop retail markets, (ii) reduce its development and marketing efforts in the computer telephony and server-based markets, and (iii) increase its emphasis and focus on mobile and wireless applications, automotive speech interface solutions and assistive markets, where management believes the Company enjoys the greatest technological and market advantage.

Through its current marketing efforts, the Company seeks to form relationships with third parties who can incorporate the Company's speech-enabling technologies into new or existing products. Such relationships may be structured in any of a variety of ways including traditional technology licenses, collaboration or joint marketing agreements, co-development relationships through joint ventures or otherwise, and strategic alliances. The third parties with whom the Company presently has such relationships and with which it may have similar relationships in the future include developers of application software, operating systems, computers, microprocessor chips, consumer electronics, automobiles, telephony and other products.

The Company is currently in negotiation with customers and potential customers to enter into additional third-party licensing, collaboration, co-marketing and distribution arrangements.

In order to assess future gross revenues, the Company has evaluated the life cycle of its products and the periods in which it will receive revenues from them. Widespread deployment of speech applications, solutions and interface products is growing, especially for the speech solutions the Company develops and markets. However, certain speech products, specifically those which are useful in the tele-communciations segment, have been severely impacted by declining market conditions over the past 18 to 24 months. Nevertheless, speech applications and interface solutions useful in devices such as smart-phones, PDAs, cell phones, assistive devices for the sight-impaired, and other mobile and wireless devices are beginning to enjoy user acceptance and market demand. The Company's experience has indicated that original equipment manufacturers ("OEMs"), value added resellers ("VARs"), software developers and other users typically integrate a new application or interface product such as speech initially into only one or two products. Then, as market and user acceptance of the technology increases, as applications are proven reliable, and as cost of production and delivery decreases on a per-unit basis, the applications typically are expanded into broader product lines. As a result, initial sales volumes in early OEM integration periods are expected to be low, but will grow at a stubstantial pace in subsequent periods as (i) OEM customers expand product offerings and (ii) the customers of OEMs commit to and release speech applications in their products. The Company expects growth to continue for four to six years, but expects the rate of growth to slow as the market matures toward the end of that period.

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

Effective January 1, 2002, the Company adopted the requirements of SFAS No. 142. During 2002, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess the Company's goodwill and intangible assets with indefinite lives for impairment. The resulting appraisal indicated no impairment and the application of the test for impairment required by SFAS No. 142 had no effect on the Company's financial position or results of operations, except for the change in amortization of goodwill and intangible assets with indefinite lives described in the preceding paragraph.

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

Revenue Recognition - The Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" and related interpretations. The Company generates revenues from licensing the rights to its software products to end users and from royalties. It also generates service revenues from the sale of consulting and development services.

Revenues of all types are recognized when contingencies such as conditions of acceptance of functionality, rights of return and price protection are confirmed or can be reasonably estimated, as appropriate. Revenues from development and consulting services are recognized on a completed-contract basis when the services are completed and accepted by the customer. The completed-contract method is used because the contracts are either short-term in duration or the Company is unable to make reasonably dependable estimates of the costs of the contracts. Revenue for hardware units delivered is recognized when delivery is verified and collection assured.

Revenue for products distributed through wholesale and retail channels and resellers is recognized upon verification of final sell-through to end users, after consideration of rights of return and price protection. Revenue for these products is recognized when the right of return on such products has expired, typically when the end user purchases the product from the retail outlet. Once the end user opens the package, it is not returnable unless the medium is defective. Price protection is offered to distributors in the event we reduce the price on any specific product. Such price protection is generally offered for a specific time period in which the distributor must make a claim. Resulting revenue recognized reflects the reduced price. Slotting fees paid by the Company for favorable placement in retail outlets are recorded as a reduction in gross revenues.

When arrangements to license software products do not require significant production, modification or customization of software, reveneus from licenses and royalties are recognized when persuasive evidence of a licensing arrangement exists, delivery of the software has occurred, the fee is fixed or determinable and collectibility is probable. Post-contract obligations, if any, generally consist of one year of support including such services as customer calls, bug fixes, and upgrades. Related revenue is recognized over the period covered by the agreement. Revenues from maintenance and support contracts are also recognized over the term of the related contracts.

Revenues applicable to multiple-element fee arrangements are bifurcated among the elements such as license agreements and support and upgrade obligations using vendor-specific objective evidence of fair value. Such evidence consists primarily of pricing of multiple elements as if sold as separate products or arrangements. These elements vary based upon factors such as the type of license, volume of units licensed, and other related factors.

Deferred revenue at September 30, 2002, and December 31, 2001, consisted of the following:


                                                                         September 30,       December 31,
Description                          Criteria for Recognition                 2002               2002
-----------                   ---------------------------------           ---------------    ---------------
Deferred unit royalties       Delivery of units to end users or
and licence fees              expiration of contract                      $       938,891    $       945,814
Engineering projects not      Completion of work and acceptance
completed                     of completed work by customer                       125,000             62,500
Deferred customer             Expiration of period covered by
support                       support agreement                                    21,697             41,535
                                                                          ---------------    ---------------
Total deferred revenue                                                    $     1,085,588    $     1,049,849
                                                                          ===============    ===============


Cost of revenues from license, royalties and maintenance consists of costs to distribute the product (including the cost of the media on which it is delivered), installation and support personnel compensation, amortization of capitalized speech software costs, licensed technology and other related costs. Cost of service revenues consists of personnel compensation, licensed technology and other related costs.

Speech software technology development and production costs - All costs incurred to establish the technological feasibility of speech software technology to be sold, leased or otherwise marketed are charged to product development and research expense. Technological feasibility is established when a product design and a working model of the software product have been completed and confirmed by testing. Costs to produce or purchase speech software technology incurred subsequent to establishing technological feasibility are capitalized. Capitalization of speech software costs ceases when the product is available for general release to customers. Costs to perform consulting or development services applications are charged to cost of revenues in the period in which the corresponding revenues are recognized. Cost of maintenance and customer support are charged to expense when related revenue is recognized or when these costs are incurred, whichever occurs first.

Capitalized speech software technology costs are amortized on a product-by-product basis. Amortization is recognized from the date the product is available for general release to customers as the greater of (a) the ratio that current gross revenue for a product bears to total current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the products. Amortization is charged to cost of revenues.

The Company assesses unamortized capitalized speech software costs for possible write down on a quarterly basis based on net realizable value of each related product. Net realizable value is determined based on the estimated future gross revenues from a product reduced by the estimated future cost of completing and disposing of the product, including the cost of performing maintenance and customer support. The amount by which the unamortized capitalized costs of a speech software product exceed the net realizable value of that asset are written off.

Results of Operations

Three months ended September 30, 2002, compared with three months ended September 30, 2001

During the three months ended September 30, 2002, the Company recorded revenues of $834,076, reflecting an increase of $568,430 over the same period in the previous year. The increase in revenue is related to the licensing of TTS applications to customers in assistive markets made possible through the acquisition of assets and technology rights in December 2001. Also reflected in the increase were $172,420 in hardware sales through resellers in assistive markets, and $208,489 in fees for engineering projects completed during the period.

Cost of revenues were $207,360 for the three months ended September 30, 2002, an increase of $228,520, over the corresponding period in 2001. The increase is not as significant as the rise in revenue because of the nominal cost of delivering royalties and licenses and the amortization of capitalized speech software component of cost of revenues which did not change significantly from 2001 to 2002. The cost of hardware sales is the largest portion represented in the increase because such sales were new to the Company in 2002, as noted above.

Selling, general and administrative expenses were $3,057,282 and $3,068,307 for the three months ended September 30, 2002 and 2001, respectively. The decrease of $11,025 includes increases of $214,295 in compensation-related expenses and $250,731 in other operating expenses related to increased sales and marketing personnel. These increases were offset by decreases of $160,897 in travel due to limited resources, $187,511 in legal and professional fees due to reduced litigation and regulatory filings, $75,770 in investor relations expenses due to the timing of the annual meeting of shareholders, and $44,493 in consulting fees due to reduction of reliance on outside services

Product development and research expenses were $2,032,806 and $2,196,362 for the three months ended September 30, 2002 and 2001, respectively, reflecting a decrease of $163,556. The decrease reflects reductions of $241,932 in consulting fees due to decreased reliance on outside services, $36,874 in other operating expenses due to reduced expenses required to complete development projects. These decreases were offset by increases of $101,810 in compensation related expenses due to increased reliance on internal resources and development expertise and $20,950 in occupancy costs to accommodate the development staff.

Amortization of intangible assets, excluding the portion classified as cost of revenues, was $13,014 and $257,386 for the three months ended September 30, 2002 and 2001, respectively. The decrease of $244,372 is a result of the write down of certain intangible assets in 2001 and the change in accounting for amortization of goodwill dictated by SFAS No. 142. Based on the value of current intangible assets, the Company expects amortization of speech software technology to be approximately $40,000, including $26,000 to be charged to cost of revenues, for the remainder of 2002 and $135,000 per year thereafter, including $104,000 to be charged to cost of revenues, until the underlying assets have been completely amortized.

At September 30, 2002, the Company recorded an impairment loss in the amount of $1,523,842 on its convertible note receivable from Unveil Corporation. Because of the Company's current inability to meet Unveil's requests for additional funding and Unveil's inability to raise other capital or generate funds from its own operations, management believes that Unveil's financial condition has declined and recognition of the impairment is appropriate at this time. The Company may, as additional funds become available, provide additional advances to Unveil to assist in the development of its CRM software. Such funds will be recorded as product research and development expenses in the period expended.

Nine months ended September 30, 2002, compared with nine months ended September 30, 2001

During the nine months ended September 30, 2002, the Company recorded revenues of $1,812,057, reflecting an increase of $1,306,130, or 258%, over the same period in the previous year. The increase in revenue is related to the licensing of TTS applications to customers in assistive markets made possible through the acquisition of assets and technology rights in December 2001. Also reflected in the increase were $289,710 in hardware sales through resellers in assistive markets, and $249,149 in fees for engineering projects completed during the period.

Cost of revenues were $417,888, a decrease of $738,218, resulting from increased cost of services performed in custom engineering activities, increased amortization of capitalized speech software costs acquired in December 2001, and increased cost of hardwares sales related to the revenue generated in assistive markets through the Company's OEM sales channels that are new to the Company in 2002. Cost of royalty and licensing revenues increased due to the increase in amortization of capitalized speech software costs. Additional increases resulted from the cost of completing engineering projects and delivering hardware products to assistive markets.

Selling, general and administrative expenses were $9,624,347 and $8,520,803 for the nine months ended September 30, 2002 and 2001, respectively. The increase of $1,103,544 includes increases of $661,713 in compensation- related expenses due to increased sales and marketing staff and strategic planning personnel, $252,330 in consultants, outside services and promotional expenses due to increased marketing efforts as well as consultations regarding financing alternatives, $78,132 in occupancy charges due to increased sales and marketing personnel, and $775,540 in other operating expenses related to increases in sales, marketing and business development personnel, and efforts related to increased marketing and promotional activities as well as expansion into assistive markets. These increases were offset by decreases of $342,391 in legal and professional fees due to reduced litigation and regulatory filing needs, $260,668 in travel-related expenses due to limited funds available for travel, and $61,587 in investor communication expenses due to reduced press releases and other related communications.

Product development and research expenses were $6,751,058 and $6,335,639 for the nine months ended September 30, 2002 and 2001, respectively, reflecting an increase of $415,419. Increases of $771,378 in compensation-related expenses reflect the Company's efforts to increase its capacity to develop speech-enabling solutions as well as the cost of additional employees added in connection with the acquisition from Force Computers. These increases were offset by a decreases of $196,235 in consulting expenses due to reduced reliance on outside services for development efforts, $135,641 in occupancy, travel and other operating expenses resulting from reductions in the purchase of software licenses and related services due to limited funds.

Amortization of intangible assets, excluding the portion classified as cost of revenues, was $39,042 and $772,159 for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $733,117 is a result of the write down of certain intangible assets in 2001 and the change in accounting for amortization of goodwill dictated by SFAS No. 142. Based on the value of current intangible assets, the Company expects amortization of speech software technology to be approximately $40,000, including $26,000 to be charged to cost of revenues, for the remainder of 2002 and $135,000 per year thereafter, including $104,000 to be charged to cost of revenues, until the underlying assets have been completely amortized.

At September 30, 2002, the Company recorded an impairment loss in the amount of $1,523,842 on its convertible note receivable from Unveil Corporation. Because of the Company's current inability to meet Unveil's requests for additional funding and Unveil's inability to raise other capital or generate funds from its own operations, management believes that Unveil's financial condition has declined and recognition of the impairment is appropriate at this time. The Company may, as additional funds become available, provide additional advances to Unveil to assist in the development of its CRM software. Such funds will be recorded as product research and development expenses in the period expended.

Liquidity and Capital Resources

While the Company anticipates that revenues will increase during the next 12 months, it must raise additional funds to be able to satisfy its cash requirements. Research and development, corporate operations and marketing expenses will continue to require additional capital. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements until such time as the Company is able to enter into additional third- party licensing, collaboration or co-marketing arrangements which generate revenues such that it will be able to finance ongoing operations from license, royalty and services revenues. There can be no assurance that the Company will be able to generate substantial revenues from such agreements. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of the Company in connection with such financing could result in substantial additional dilution to the stockholders of the Company and declining market value of the Company's shares may limit the amount available in this manner. The Company currently has drawn all available funds on two existing equity lines, but has recently entered into a third equity line with the same investor under which the Company issue up to 200,000,000 shares of Class A common stock when the registration of such shares is declared effective by the SEC. The Company currently has no alternative plans for funding operations other than issuance of debt and equity securities, but it continues to explore other options for additional funding for its operations. The Company's shareholders recently approved an increase of 300,000,000 common shares in authorized capital in order to facilitate the current funding process.

Until the registration statement covering the shares related to the third equity line is declared effective by the Commission, the Company is unable to draw funds from the third equity line. Consequently, cash resources are limited to collections from customers and loan proceeds, which are not sufficient to cover operating expenses. As a result, payments to employees and vendors have been delayed since June 2002. Employees have been paid through June 15, 2002. Subsequent to June 30, 2002, advances have been made to certain employees on the basis of financial need as determined by the individual circumstances of each employee. Payments amounting to approximately $156,000 have been made on this basis through November 11, 2002. Since July 1, 2002, 41 employees of Fonix have quit, been terminated or been place on leave without pay. No stoppage in work has occurred as a result of nonpayment or delayed payment of compensation to date, nor have deliveries to customers been effected. Certain payments to vendors deemed to be critical to our ongoing operations have been made. To date, no critical services have been stopped as a result of nonpayment or delayed payment. At November 11, 2002, unpaid compensation payable to current and former employees amounts to approximately $3,996,000 and vendor accounts payable amount to approximately $2,485,000. The Company has not been declared in default under the terms of any material agreements.

In order to meet certain ongoing operating obligations, on October 11, 2002, the Company entered into an agreement with Breckenridge Fund, LLC, an unaffiliated third party, for the sale of the Company's Series D 12% Convertible Debentures in an aggregate principal amount of $1,500,000. The Debentures are due April 9, 2003. On the earlier of December 20, 2002, or 45 days after the effective date of the registration statement covering the shares related to the Third Equity Line and the related prospectus (the "Initial Payment Date") and each 30-day anniversary of the Initial Payment Date, the Company is required to make principal payments of $250,000, plus accrued interest. See additional description of Series D Convertible Debenture below.

Net cash used in operating activities of $8,248,438 for the nine months ended September 30, 2002, resulted principally from the net loss incurred of $17,042,013 offset by non-cash expenses pertaining to depreciation and amortization of $401,385, impairment loss on convertible note receivable of $1,523,842 and equity in net loss of affiliate of $464,394, as well as increases in accounts payable and accrued expenses of $6,630,284. Net cash used in investing activities of $898,699 for the nine months ended September 30, 2002, consisted primarily of advances under a convertible note receivable of $820,000. Net cash used in operating and investing activities was offset by net cash provided by financing activities of $8,963,909, consisting primarily of the receipt of $10,122,346 in cash related draws under the Company's equity lines of credit offset, in part, by $1,592,500 in payments on notes payable.

The Company had negative working capital of $12,665,079 at September 30, 2002, compared to negative working capital of $6,102,151 at December 31, 2001. Current assets decreased by $817,272 to $427,495 from December 31, 2001, to September 30, 2002. Current liabilities increased by $5,745,656 to $13,092,574 during the same period. The change in working capital from December 31, 2001 to September 30, 2002, was primarily attributable to the timing of payments on operating obligations such as accounts payable and accrued liabilities, and receipts of funding under the Company's equity lines of credit. Total assets were $6,194,178 at September 30, 2002, compared to $8,413,046 at December 31, 2001.

Convertible Note Receivable and Line of Credit

On December 1, 2001, the Company, as the lender, established a revolving line of credit and received a convertible promissory note from Unveil Technologies, Inc. ("Unveil"), that permitted Unveil to draw up to $2,000,000 for operations and other purposes. Unveil is a developer of natural language understanding solutions for customer resource management ("CRM") applications. Fonix intends to obtain a license to Unveil's applications when completed and has made the loan to Unveil to facilitate and expedite the development and commercialization of Uneveil's speech-enabled CRM software. Draws on the line of credit bear interest at an annual rate of seven percent, which interest was payable quarterly beginning June 30, 2002. The Company extended the interest due date to December 31, 2002. The balance due under the line of credit is secured by Unveil's CRM software and related source code and other assets of Unveil. The Company is a senior creditor to Unveil. The unpaid principal, together with interest accrued thereon, is due and payable on December 31, 2002, and is convertible into common shares of Unveil at the Company's option. Based upon borrowings through September 30, 2002, such conversion at that date would have represented approximately 12 percent of the issued and outstanding common stock of Unveil.

During the nine months ended September 30, 2002, Unveil drew $820,000 on the line of credit, bringing total draws on the line of credit to $1,450,000 as of September 30, 2002. Due to limited resources available to the Company, additional requests for funding by Unveil under the line of credit have not been met. This limitation in funding has resulted in a deterioration of Unveil's financial condition and has caused Unveil to slow its development process. Accordingly, due to Unveil's financial condition, the Company recorded an impairment loss as of September 30, 2002 in the amount of $1,523,842, consisting of the outstanding balance on the line of credit plus accrued interest thereon as of that date. The Company intends to pursue its rights to the collateral under the note receivable if the balance is not repaid by December 31, 2002, but may continue to advance available funds to Unveil to permit continued development and commercialization of the CRM software. Future amounts advanced to Unveil, if any, will be included in product research and development expenses in the periods incurred. The Company advanced $60,000 to Unveil in October 2002 for such development expenses that will be reflected in the results of operations for the fourth quarter of 2002.

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

Management determined that a 12 percent annual interest rate appropriately reflects the risk characteristics of the Audium Note. Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $302,909. For the three months and nine months ended September 30, 2002, the Company recorded interest income of $10,089 and $29,127, respectively, including contractual and imputed interest. As of September 30, 2002, the balance of the Audium Note was $336,292, net of the unaccreted discount of $63,708. Investment in Affiliate - In April 2001, the Company entered into a stock purchase agreement with Audium, wherein the Company agreed to purchase up to $2,800,000 of Audium Preferred Stock at a price of $1.46 per share. At closing, the Company paid $200,000 in cash and gave Audium a non-interest bearing note (the "Fonix Note") for the remaining $2,600,000. Each share of Audium Preferred Stock is convertible into one share of Audium's common stock.

At closing, Audium issued 14 Audium Preferred Share certificates to Fonix, each certificate for 136,986 shares, and delivered one certificate in exchange for the initial payment of $200,000. The remaining certificates are held by Audium as collateral for the Fonix Note under the terms of a security agreement. For each payment of $200,000 or multiple payments that aggregate $200,000, Audium will release to Fonix one certificate for 136,986 shares of Audium Preferred Stock. To date, payments aggregating $1,815,000 have been made and certificates representing 1,232,874 shares have been released to the Company.

The investment in Audium does not provide the Company with rights to any technology developed by Audium, but the Company must obtain a license should it choose to do so. The Company does not own an interest sufficient to control Audium, even if it were to convert the Audium Note to Audium Preferred Stock. Accordingly, Fonix does not benefit directly from the research and development being done by Audium. As a result, the Company has determined that it is appropriate to account for its investment, which represents 26.7 percent of Audium's voting stock, under the equity method and not as a research and development arrangement. Accordingly, for the three months and nine months ended September 30, 2002, the Company recognized losses consisting of the following:


                                                                              Three Months              Nine months
                                                                                  Ended                    Ended
                                                                              September 30,            September 30,
                                                                                  2002                     2002
                                                                           -------------------      -------------------
Company share of Audium net loss                                           $            89,123      $           338,918
Amortization of difference between purchase price of Audium Preferred
Stock and Company's share of Audium's net stockholders' deficit            $            41,825      $           125,476
                                                                           -------------------      -------------------
Total equity in loss of affiliate                                          $           130,948      $           464,394
                                                                           ===================      ===================

The difference between the total purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit at the time of the purchase was $2,930,379, which was allocated to completed core technology. The excess purchase price allocated to the completed core technology is being amortized on a straight- line basis over a period of eight years.

The fair value of this investment is determined based on Audium's estimated future net cash flows considering the status of Audium's product development. The Company evaluates this investment for impairment annually and more frequently if indications of decline in value exist. An impairment loss that is other than temporary is recognized during the period it is determined to exist. An impairment is determined to be other-than-temporary if estimated future net cash flows are less than the carrying value of the investment. If projections indicate that the carrying value of the investment will not be recoverable, the carrying value is reduced by the estimated excess of the carrying value over the estimated discounted cash flows. At December 31, 2001, the Company evaluated the estimated future net cash flows, given the status of Audium's product development. From this evaluation , the Company determined that an impairment loss of $823,275 should be recorded. No subsequent impairment loss has been recorded.

Note Payable to Affiliate - The Fonix Note bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. The Company owes Audium $987,500 under the Fonix Note. The Company is currently negotiating a new payment schedule for payment of this amount. If the Company is not able to agree on a new payment schedule, then Audium may declare a default under the Fonix Note and exercise its rights under the Fonix Note, including the right to foreclose on approximately 684,930 shares of Audium Preferred Stock held as collateral for the Fonix Note. No events of default have occurred to date.

Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent and the Company recorded a present value of $2,370,348 for the note payable. For the three months and nine months ended September 30, 2002, the Company recorded interest expense of $29,875 and $85,303, respectively, related to this note.

Promissory Note
In December 2001, the Company entered into an Asset Purchase Agreement with Force Computers, Inc. ("Force"). As part of the purchase price Fonix issued a non-interest bearing promissory note in the amount of $1,280,000 (the "Force Note"). Installment payments under the Force Note are due over the 12 month period following the date of purchase. Management determined that a seven percent annual interest rate reflects the risk characteristics of the Force Note. Accordingly, interest has been imputed at seven percent and the Company recorded a discount of $40,245. For the three months and nine months ended September 30, 2002, the Company recorded interest expense of $5,258 and$33,630, respectively, related to the Force Note.

As collateral for the Force Note, 7,000,000 shares of the Company's Class A common stock were placed into escrow. To date, all required payments have been made. As of September 30, 2002, payments amounting to $250,000 remained outstanding under the Force Note.

Notes Payable - Related Parties
Two executive officers of the Company (the "Lenders") sold shares of the Company's Class A common stock owned by them and advanced the resulting proceeds amounting to $333,308 to the Company under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in Company operations. The advances bear interest at 10 percent per annum, payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, is due and payable on June 10, 2003. Any time after December 11, 2002, all or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company. The conversion price is the average closing bid price of the shares at the time of the advances. If converted, the conversion amount is divided by the conversion price to determine the number of shares to be issued to the Lenders. To the extent the market price of the Company's shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. A beneficial conversion feature of $14,917 was recorded as interest expense in connection with this transaction. The Lenders may also receive additional compensation as determined appropropriate by the Board of Directors. In October 2002, the Lenders pledged 1,234,622 shares of the Company's Class A common stock to the Equity Line Investor in connection with an advance of $182,676 to the Company under the Third Equity Line (see Note 7 below). The Equity Line Investor subsequently sold the pledged shares and applied the proceeds in reduction of the advance. The value of the pledged shares of $74,077 was treated as an additional advance from the Lenders.

The aggregate advances of $407,385 from the Lenders are secured by the Company's intellectual property rights

The Company also had unsecured demand notes payable to former stockholders of an acquired entity in the aggregate amount of $77,625 outstanding as of September 30, 2002. During 2000, certain holders of these notes made demand for payment. The Company is attempting to negotiate a reduced payoff of these notes. The notes remain unpaid and no additional demands for payment have been received by the Company.

Equity Lines of Credit
During the nine months ended September 30, 2002, 40,692,920 shares of Class A common stock were issued in connection with draws of $3,633,817 against the Initial Equity Line (see Note 7 of the Condensed Consolidated Financial Statements) On May 8, 2002, the Company and the Equity Line Investor amended the Initial Equity Line agreement to increase the balance available under the Initial Equity Line from $20,000,000 to $22,000,000. Accordingly, as of May 8, 2002, an additional $2,000,000 was available to be drawn under the Initial Equity Line. From inception of the Initial Equity Line through September 30, 2002, 91,083,516 shares of Class A common stock have been issued in connection with draws of $20,617,324. As of November 11, 2002, $1,382,676 remains unutilized under the Initial Equity Line, as amended; however, no registered shares remain available to facilitate a draw of this amount. Therefore, this amount is unavailable to the Company at this time.

During the nine months ended September 30, 2002, 93,586,995 shares of Class A common stock were issued in connection with draws of $5,728,846 against the Second Equity Line (see Note 7 of the Condensed Consolidated Financial Statements). From inception of the Second Equity Line through September 30, 2002, 211,600,000 shares of Class A common stock were issued in connection with draws of $19,153,846. As of November 11, 2002, $846,154 remains unutilized under the Second Equity Line; however, no registered shares remain available to facilitate a draw of this amount. Therefore, this amount is unavailable to the Company at this time.

The following table summarizes the transactions completed under the equity lines to date:

                                   Weighted             Average Number
                                    Average            of Shares Issued      Total Shares Issued
Equity Line                    Conversion Price            Per Draw           Under Equity Line
-----------                    ----------------      ------------------       -----------------
Initial Equity Line                 $0.228                4,554,176              91,083,516
Second Equity Line                  $0.091               11,775,556             211,600,000


On June 27, 2002, the Company entered into a the Third Equity Line Agreement with the Equity Line Investor. Under the Third Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the previous equity lines. On June 27, 2002, the Company filed with the Commission a registration statement on Form S-2 to register the resale of up to 200,000,000 shares of the Company's Class A common stock by the Equity Line Investor. As of November 11, 2002, the registration statement had not been declared effective by the Commission, and as such, the Company was unable to draw funds under the Third Equity Line as of that date. Prior to September 30, 2002, the Equity Line Investor advanced the Company $182,676 against future draws on the Third Equity Line. As of November 11, 2002, no shares had been issued under the Third Equity Line.

Stock Options and Warrants
During the nine months ended September 30, 2002, the Company granted options to employees to purchase 5,239,000 shares of Class A common stock and granted options to directors to purchase 1,000,000 shares of Class A common stock. The options have exercise prices ranging from $0.05 to $0.11 per share, which were the quoted fair market price of the stock on the dates of grant. Of the options granted during this nine-month period, 5,239,000 vest over the three years following issuance and 1,000,000 vested immediately. These options expire within ten years from the date of grant if not exercised. Using the Black-Scholes pricing model, the weighted average fair value of the employee and director options were $0.08 and $0.04 per share, respectively. As of September 30, 2002, the Company had a total of 28,479,903 options to purchase Class A common shares outstanding.

As of November 11, 2002, the Company had warrants to purchase a total of 2,250,000 shares of Class A common stock outstanding that expire beginning in 2002 through 2010. Warrants issued for services were recorded at their fair value determined using the Black-Scholes pricing model. The resulting values were recorded in operating expenses in the periods covered by the services rendered. Warrants for the purchase of 300,000 shares of Class A common stock were issued in January 2000 for consulting services rendered. The warrants were issued at $47,000 using the Black-Scholes pricing model assuming risk-free interest rate of 5.7%, expected exercise life of 5 years, and volatility of 102%. The warrants were issued with exercise prices ranging from $0.28 to $1.25, vested during the year ended December 31, 2000 and expire January 2003.

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


                                     Outlook

Corporate Objectives and Technology Vision

The Company delivers speech solutions that empower people to interact conversationally with information systems and computing devices using natural language. The Company's speech-enabling technologies, which include text-to-speech ("TTS") and neural network-based automated speech recognition ("ASR") (collectively referred to as "Core Technologies"), are integrated into products for commercial, industrial and consumer applications.

The Company is now delivering standard speech-enabled solutions and applications for specific market segments, namely: mobile and wireless handheld computing devices, automotive solutions, and speech software applications. These solutions and applications are built on the Company's Core Technologies. Management expects to deliver efficient, reusable and scaleable standard solutions to increase revenue and leverage the Company's Core Technologies across multiple platforms and operating systems for wireless and mobile computing devices. The Fonix Core Technologies are based on proprietary technology that is protected by various patents and trade secrets. Management believes that the Company's speech-enabling technologies and solutions provide superior competitive advantages compared to other speech technologies and products available in the marketplace. Specifically, the Fonix

Core Technologies provide the following competitive advantages:

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

          o Fonix neural net-based technologies do not require users to train the system to their individual voice.

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

 In order to accomplish the objective of delivering efficient, reusable and scalable standard solutions to increase revenue margins and leverage our Core Technologies, but subject to the Company's ability to draw upon its Third Equity Line in the near term in amounts sufficient to finance the following objectives, the Company intends to proceed as follows:

         Substantially Increase Marketing and Sales Activities. The Company intends to hire additional sales and marketing personnel, both domestically and internationally, who will focus on embedded and wireless mobile markets for automotive solutions, hand-held computing devices and assistive device markets, and will market personal software for consumer applications through third party distribution arrangements. To address global opportunities, the Company will continue to develop or acquire additional speech-enabling products and technologies for foreign languages and dialects. Fonix will also make significant investments in reseller, co-operative, and market development funded programs in order to build sales and marketing opportunities with software developers, resellers, wholesale distribution channels and corporate partners.

         Expand Strategic Relationships. The Company has a number of strategic collaboration and marketing arrangements with developers and VARs. The Company intends to expand such relationships and add additional similar relationships, specifically in mobile communications, PDA, assistive and consumer appliance markets. Fonix partners, OEMs, and VARs can accelerate time to market by incorporating Fonix s.Manager, a proprietary dynamic development platform. Further, when the Company is able to identify "first mover" speech-enabling applications in which it can integrate its Core Technologies, the Company intends to investigate investment opportunities in order to obtain preferred or priority collaboration rights.

         Continue to Develop and Enhance the Core Technologies. The Company plans to continue to invest significant resources in development of standard solution and products, acquisition of speech-enabling technologies and properties, developer tools and development frameworks to maintain the competitive advantages found in its Core Technologies.

The Company has entered into and is seeking to enter into collaboration or joint marketing agreements, co- development relationships, and strategic alliances with well-known technology and consumer product manufacturers, integrators, and VARs. Management believes that the best way to generate material recurring revenues is for the Company to enter into contracts with integrators and VARs who will introduce it to potential end users of products that incorporate our Core Technologies. Typically, these types of agreements require joint marketing and development efforts by both Fonix and the integrators or VARs. The Company spends significant time educating and providing information to both third party integrators and VARs and their prospective customers regarding the use and benefits of Fonix Core Technologies. During this evaluation period, the Company may expend substantial sales, marketing and management resources, all of which is not recoverable unless the prospective customer of the third party integrator or VAR enters into an agreement with the Company or the third party which has integrated Fonix Core Technologies into its products, which agreement ultimately results in the receipt of revenue by the Company.

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


Item 4.  Evaluation of Disclosure Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

         (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls, or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

In November 1998, Fonix filed a suit against John R. Clarke and Perpetual Growth Fund, a company affiliated with Clarke, in Federal District Court for the Central District of Utah seeking a declaratory judgment that it did not owe any money to Clarke and Perpetual Growth relating to certain financing received by the Company during 1998 and thereafter. The case was tried in March 2001, after which the trial court ruled in favor of Fonix and determined that Clarke and Perpetual Growth had no claims for "trailing fees" with regard to the financings which were the subject of the suit. Clarke and Perpetual Growth appealed the decision of the trial court to the United States Court of Appeals for the Tenth Circuit, which affirmed the trial court's ruling. Accordingly, the decision of the trial court has become final.

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

Recent Sales of Unregistered Securities. During the three months ended September 30, 2002, the Company issued no equity securities that were not registered under the Securities Act of 1933, as amended (the "1933 Act").

Item 3. Defaults Upon Senior Securities

None

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

The Company filed with the Commission a current report on Form 8-K on July 17, 2002, disclosing the termination of its engagement with Andersen, its engagement of HBM, and other information required to be disclosed in connection therewith. The Company provided Andersen with a copy of the current report and requested that Andersen furnish a letter addressed to the Commission stating whether Andersen agrees with the above statements. In response, a representative of Andersen advised the Company that Andersen would no longer provide letters relating to its termination as a audit client's independent public accountant, and that Andersen's inability to provide such letters had been discussed with the Staff at the Commission.

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

         10(xliv)          Registration Rights Agreement between Fonix Corporation and Queen LLC, dated April
                           6, 2001, filed with the Commission on April 17, 2001.

         10(xlv)           Amendment to Equity Line Agreement between Fonix Corporation and Queen LLC, dated May 8, 2002, filed with the Commission May 9, 2002.

         10(xlvi)          Third Private Equity Line Agreement between Fonix Corporation and Queen LLC, dated
                           June 27, 2002, filed with the Commission June 27, 2002.

         99.1              Certification of President and Chief Financial Officer

         99.2              Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-
                           Oxley Act of 2002.

(B) Reports filed on Form 8-K during the three-month period ended September 30, 2002:

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

                                    Fonix Corporation



Date: November 13, 2002              /s/ Roger D. Dudley
                                    --------------------------------------------
                                    Roger D. Dudley, Executive Vice President,
                                    Chief Financial Officer
                                    (Principal financial officer)