Form 10-K/A
period 2001-12-31
FONIX CORP
filed 2002-12-18
CIK 855585

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                Fonix Corporation

                         2001 FORM 10-K/A ANNUAL REPORT
                                 AMENDMENT NO. 1

                                EXPLANATORY NOTE

The purpose of this amendment to Fonix Corporation's Annual Report on Form 10-K is to reflect the recognition of impairment losses relating to the Company's speech software technology and its investment in Audium Corporation. The Condensed Consolidated Financial Statements as of December 31, 2001, have been restated as discussed in the notes to the accompanying Condensed Consolidated Financial Statements.

This amendment does not reflect events occurring after the filing of the Annual Report on April 4, 2002, the original filing date of the Annual Report, or modify or update those disclosures as presented in the original Form 10-K, except to reflect the restatement as described above, or as set forth in Note 21 to the Condensed Consolidated Financial Statements.



                                TABLE OF CONTENTS

                                     Part I

                                                                                                    Page

Item  1.   Business                                                                                    3
Item  2.   Properties                                                                                 17
Item  3.   Legal Proceedings                                                                          18
Item  4.   Submission of Matters to a Vote of Security Holders                                        18

                                     Part II

Item  5.   Market for Registrant's Common Equity and Related Stockholder Matters                      19
Item  6.   Selected Financial Data                                                                    20
Item  7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                      21
Item  8.   Financial Statements and Supplementary Data                                                31
Item  9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                                       31

                                    Part III

Item 10.             Directors and Executive Officers of the Registrant                               32
Item 11.             Executive Compensation                                                           35
Item 12.             Security Ownership of Certain Beneficial Owners and Management                   42
Item 13.             Certain Relationships and Related Transactions                                   43

                                     Part IV

Item 14.             Exhibits, Financial Statement Schedules and Reports on Form 8-K                  44

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

General

           Fonix Corporation, a Delaware corporation ("Fonix" or the "Company"), delivers speech solutions that empower people to interact conversationally with information systems and computing devices using natural language. The Company's speech-enabling technologies, which include text-to-speech ("TTS") and neural network- based automated speech recognition ("ASR"), are integrated into products for commercial, industrial and consumer applications. ASR and TTS technologies are sometimes collectively referred to in this report as "Core Technologies". The Company believes its efficient and intuitive speech-enabling technologies enhance user productivity and efficiency in a broad range of markets including embedded applications for automotive and wireless devices, computer telephony and server applications, and personal software for consumer applications.

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

           On December 14, 2001, the Company acquired the rights to certain TTS technology from Force Computers, Inc. (see Recent Developments, below). This technology ("DECtalk TM TTS") consists of a small-footprint TTS that complements the Company's existing TTS technology. The acquisition of DECtalk TTS positions Fonix to take greater advantage of opportunities in embedded applications, especially those where memory capacity is limited. Additionally, the acquired technology is already well established as a leading solution in assistive applications with existing customers and market channels. Fonix will continue to cultivate these opportunities and relationships while developing new applications from the DECtalk TTS.

           COMPUTER TELEPHONY AND SERVER-BASED SOLUTIONS.   Fonix focuses on
product enhancement and solution delivery in computer telephony and server-based applications such as:

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

Grants of Stock Options

           During 2001, Fonix granted options to purchase 8,134,950 shares of Class A common stock as follows:

Grantee                                               Number of Shares                 Exercise Prices
-------                                               ----------------                 ---------------
Directors and Executive Officers                          2,500,000                        $ 0.14
Employees                                                 5,126,950                    $0.07 to $ 0.73
Consultants                                                508,000                     $0.19 to $ 0.40

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

           Since inception, the Company has sustained substantial losses. Such losses continue due to ongoing operating expenses and a lack of revenues sufficient to offset operating expenses. The Company had negative working capital of $6,102,151 at December 31, 2001. The Company has raised capital to fund ongoing operations by private sales of the Company's securities, some of which sales have been highly dilutive and involve considerable expense. In the Company's present circumstances, there is substantial doubt about its ability to continue as a going concern absent significant sales of the Company's existing products, substantial revenues from new licensing or co- development contracts, or continuing large sales of its securities.

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



                              Equity Lines- Shares
                              issuable upon put of
   Hypothetical Conversion/                 remaining available credit
        Exercise Price                            totaling  $2,191,493
------------------------------        --------------------------------
            $0.05                                           43,829,860
            $0.10                                           21,914,930
            $0.25                                            8,765,972
            $0.50                                            4,382,986
            $1.00                                            2,191,493
            $2.00                                            1,095,747


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

           The market for speech-enabled technologies is relatively new and rapidly evolving. Additionally, the Company's technologies are new and, in many instances, represent a significant departure from technologies which already have found a degree of acceptance in the speech-enabled technologies marketplace. The Company's financial performance will depend, in part, on the future development, growth, and ultimate size of the market for speech-enabled applications and products generally, and applications and products incorporating its technologies and applications. Accordingly, in order to achieve commercial acceptance of the Core Technologies, the Company will have to educate prospective customers, including large, established telecommunications companies, about the uses and benefits of speech-enabled software in general and its products in particular. If these efforts fail, or if speech- enabled software platforms do not achieve commercial acceptance, the Company's business could be harmed.

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

           Complex software products such as the Company's may contain errors, defects and bugs. With the planned release of any product, the Company may discover these errors, defects and bugs and, as a result, products may take longer to develop than expected. In addition, the Company may discover that remedies for errors or bugs may be technologically infeasible. Delivery of products with undetected production defects or reliability, quality, or compatibility problems could damage the Company's reputation. Errors, defects or bugs could also cause interruptions, delays or a cessation of sales to its customers. The Company could be required to expend significant capital and other resources to remedy these problems. In addition, customers whose businesses are disrupted by these errors, defects and bugs could bring claims against us which, even if unsuccessful, would likely be time- consuming and could result in costly litigation and payment of damages.

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

                                                                           For the Year Ended December 31,
                                                        2001            2000            1999             1998           1997
                                                     --------------  -------------  ---------------    ------------- --------------
Statement of Operations Data:
Revenues                                             $      581,684  $     656,853  $      439,507    $    2,604,724  $          --
Cost of Revenues                                          9,898,769      1,851,876       2,009,723         1,238,400             --
Selling, general and administrative expenses             11,646,139     10,751,597       9,498,753         8,817,643     12,947,112
Product development and research                          8,123,453      5,871,414       7,909,228        13,060,604      7,066,294
Amortization of intangible assets                           604,105        604,105         604,105           473,867             --
Impairment loss on investment in affiliate                  823,275             --              --                --             --
Purchased in-process research and  development                   --        474,000              --         9,315,000             --
Other expense, net                                         (173,221)    (3,991,348)     (3,698,789)       (6,507,245)    (1,558,678)
Loss from continuing operations                         (30,687,278)   (22,810,677)    (19,949,196)      (36,843,475)   (21,572,084)
Equity in loss of affiliate                                (372,513)            --              --                --              --
Loss from discontinued operations                                --             --      (2,187,080)       (6,275,307)             --
Gain (loss) on extraordinary items                               --         49,448         473,857                --       (881,864)
Net loss                                                (31,059,791)   (22,761,229)    (21,662,419)      (43,118,782)   (22,453,948)
Basic and diluted net loss per common share          $        (0.13) $       (0.16) $        (0.31)   $        (0.91) $       (0.59)
Basic and diluted weighted average number of common     239,131,247    162,684,298      76,753,709        52,511,185     42,320,188
       shares outstanding



                                                                  As of December 31,
                                        -------------------------------------------------------------------
                                           2001         2000           1999         1998         1997
                                        -----------  ------------  ------------  ------------  ------------
Balance Sheet Data:
Current assets                          $ 1,269,124  $  3,752,210  $    480,885  $ 20,638,070  $ 21,148,689
Total assets                              8,599,028    17,517,373    19,173,147    61,912,791    22,894,566
Current liabilities                       7,370,392     3,571,854     5,285,681    35,317,045    20,469,866
Long-term debt, net of current portion           --        19,767     3,971,107            --        52,225
Stockholders' equity                      1,228,636    13,925,752     8,086,359    24,765,746     2,372,475

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

Significant Accounting Policies

           The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant accounting policies and areas where substantial judgements are made by management include:

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

           Valuation of Long-lived Assets - The carrying values of the Company's long-lived intangible assets are reviewed for impairment on a quarterly basis or otherwise whenever events or changes in circumstances indicate that they may not be recoverable.

           The Company assesses unamortized capitalized software costs for possible write down based on net realizable value of each related product. Net realizable value is determined based on the estimated future gross revenues from a product reduced by the estimated future cost of completing and disposing of the product, including the cost of performing maintenance and customer support. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is written off.

           The speech software technology was tested for impairment in December 2001. Due to the down-turn in the software industry and the U.S. economy, operating losses and cash used in operating activities during the fourth quarter of 2001 were greater than anticipated. Based on that trend, management revised estimated net future cash flows from the speech technology, which resulted in recognition of an impairment loss of $5,832,217 during the fourth quarter of 2001. The impairment loss was charged to cost of revenues.

           During the fourth quarter of 2001, management determined that its handwriting recognition software ("HWR") technology was impaired. Without immediate customer prospects or current license agreements, management has chosen not to provide further funding to develop or market the HWR technology. Accordingly, the unamortized balance of $2,056,295 was recorded in cost of revenues in 2001.

           With respect to the Company's other long-lived assets, the Company projects undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of long-lived assets is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

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

           Revenues of all types are recognized when acceptance of functionality, rights of return, and price protection are confirmed or can be reasonably estimated, as appropriate. Revenues from development and consulting services are recognized on a completed-contract basis when the services are completed and accepted by the customer. The completed-contract method is used because the Company's contracts are either short-term in duration or the Company is unable to make reasonably dependable estimates of the costs of the contracts. Revenue for hardware units delivered is recognized when delivery is verified and collection assured.

           Revenue for products distributed through wholesale and retail channels and through resellers is recognized upon verification of final sell-through to end users, after consideration of rights of return and price protection. Typically, the right of return on such products has expired when the end user purchases the product from the retail outlet. Once the end user opens the package, it is not returnable unless the medium is defective. Price protection is offered to distributors in the event the Company reduces the price on any specific product. Such price protection is generally offered for a specific time period in which the distributor must make a claim. Resulting revenue recognized reflects the reduced price. Slotting fees paid by the Company for favorable placement in retail outlets are recorded as a reduction in gross revenues.

           When arrangements to license software products do not require significant production, modification or customization of software, revenue from licenses and royalties are recognized when persuasive evidence of a licensing arrangement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. Post-contract obligations, if any, generally consist of one year of support including such services as customer calls, bug fixes, and upgrades. Related revenue is recognized over the period covered by the agreement. Revenues from maintenance and support contracts are also recognized over the term of the related contracts.

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

           Deferred revenue as of December 31, 2001, consisted of the following:



Description                     Criteria for Recognition                                     Amount
---------------------------     -----------------------------------------------    -------------------------
Deferred unit royalties and     Delivery of units to end users or expiration of
licence fees                    contract                                            $                945,814

Engineering projects not        Completion of work and acceptance of completed
completed                       work by customer                                                      62,500

Deferred customer support       Expiration of period covered by support
                                agreement                                                             41,535
                                                                                   -------------------------
Total deferred revenue                                                             $               1,049,849
                                                                                   =========================



           Cost of revenues - Cost of revenues from license, royalties, and maintenance consists of costs to distribute the product (including the cost of the media on which it is delivered), installation and support personnel compensation, amortization and impairment of capitalized speech software costs, licensed technology, and other related costs. Cost of service revenues consists of personnel compensation and other related costs.

           Software technology development and production costs - All costs incurred to establish the technological feasibility of speech software technology to be sold, leased, or otherwise marketed are charged to product development and research expense. Technological feasibility is established when a product design and a working model of the software product have been completed and confirmed by testing. Costs to produce or purchase software technology incurred subsequent to establishing technological feasibility are capitalized. Capitalization of software costs ceases when the product is available for general release to customers. Costs to perform consulting services or development of applications are charged to cost of revenues in the period in which the corresponding revenues are recognized. Cost of maintenance and customer support are charged to expense when related revenue is recognized or when these costs are incurred, whichever occurs first.

           Capitalized software technology costs are amortized on a product-by-product basis. Amortization is recognized from the date the product is available for general release to customers as the greater of (a) the ratio that current gross revenue for a product bears to total current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the products. Amortization is charged to cost of revenues.

           The Company assesses unamortized capitalized software costs for possible write down on a quarterly basis based on net realizable value of each related product. Net realizable value is determined based on the estimated future gross revenues from a product reduced by the estimated future cost of completing and disposing of the product, including the cost of performing maintenance and customer support. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is written off.

           Stock-based Compensation Plans - The Company accounts for its stock-based compensation issued to employees and directors under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the measurement date is below the fair value of the Company's common stock, and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," requires pro forma information regarding net loss and net loss per common share as if the Company had accounted for its stock options granted under the fair value method. This pro forma disclosure is presented in Note 13 of the consolidated financial statements.

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

           Imputed Interest Expense and Income - Interest is imputed on long-term debt obligations and notes receivable where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics (see Notes 5 and 7 to the consolidated financial statements).

           Recently Enacted Accounting Standards - In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and
           Other Intangible Assets." SFAS No. 141 eliminates the "pooling-of-interests" method of accounting for acquisitions and requires separate accounting for certain intangibles acquired in such transactions. SFAS No. 142 also changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach.

           The Company adopted the provisions of SFAS No. 142 on January 1, 2002. Under the new standard, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. The Company has reassessed the estimated useful lives of other intangible assets and will continue to amortize the costs of those assets over their estimated useful lives. As of January 1, 2002, amortized intangible assets consisted of the following:

                                    Gross Carrying                            Accumulated
                                        Amount                               Amortization
                            -------------------------------      -------------------------------------
Speech software technology  $                       978,582      $                                --
Customer relationships                              306,000                                       --
Patents                                             164,460                                    145,522
                            -------------------------------      -------------------------------------

Total                       $                     1,449,042      $                             145,522
                            ===============================      =====================================



           Intangible assets not subject to amortization as of January 1, 2002 consisted of goodwill with a net carrying value of $2,631,304 and trademarks with a carrying value of $42,000. These assets are considered to have indefinite useful lives.

           Except for capitalized speech software technology that is amortized on the basis described below, amortization of intangible assets subject to amortization is computed on a straight-line basis over their estimated useful lives, which range from one to ten years. As of January 1, 2002, the weighted-average estimated remaining amortization periods were as follows: total - 9.7 years; speech software technology - 9.7 years; customer relationships - 10.0 years; and patents - 0.6 years. Intangible assets subject to amortization will not have any significant residual value at the end of their estimated useful lives. As of January 1, 2002, estimated amortization of intangible assets for the following five years is as follows:


For the Years Ending December 31:                          Amount
                                                    ---------------------
                       2002                            $          153,933
                       2003                                       134,996
                       2004                                       134,996
                       2005                                       134,996
                       2006                                       124,100

           During 2002, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess the Company's goodwill for impairment. The resulting appraisal indicated no impairment and goodwill was not considered impaired. However, should the Company's marketing and sales plans not materialize in the near term, the realization of the Company's goodwill and other intangible assets could be severely and negatively impacted.

           The effects on loss before extraordinary item, net loss and basic and diluted loss per share of excluding goodwill amortization for the years ended December 31, 2001, 2000, and 1999 are as follows:


                                                                        2001                   2000                   1999
                                                                 -------------------    -------------------    -------------------
Loss before extraordinary item, as reported                      $      (31,059,791)    $      (22,810,677)    $      (22,136,276)
Loss before extraordinary item, excluding goodwill amortization  $      (30,455,686)    $      (22,206,572)    $      (21,532,171)
                                                                 ===================    ===================    ===================
Net loss, as reported                                            $      (31,059,791)    $      (22,761,229)    $      (21,662,419)
Add back goodwill amortization                                              604,105                604,105                604,105
                                                                 -------------------    -------------------    -------------------
Net loss, excluding goodwill amortization                        $      (30,455,686)    $      (22,157,124)    $      (21,058,314)
                                                                 ===================    ===================    ===================
Basic and diluted loss per share:
Loss before extraordinary item, as reported                      $            (0.13)    $            (0.16)    $            (0.32)
Loss before extraordinary item, excluding goodwill amortization  $            (0.13)    $            (0.16)    $            (0.31)
                                                                 ===================    ===================    ===================
Net loss, as reported                                            $            (0.13)    $            (0.16)    $            (0.31)
Net loss, excluding goodwill amortization                        $            (0.13)    $            (0.16)    $            (0.30)
                                                                 ===================    ===================    ===================

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

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets." This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. The adoption of this statement on January 1, 2002, did not have a material effect on the Company's financial position or results of operations. See Note 2 to the consolidated financial statements.

           In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishment such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company will be required to apply the provisions of this standard to transactions occurring after December 31, 2002. The adoption of this standard in 2003 is not expected to have a material effect on the Company's financial position or results of operations.

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

           Reclassifications and restatements - Certain reclassifications have been made in the prior years' consolidated financial statements to conform with the current year presentation. The consolidated financial statements for the years ended December 31, 2000 and 1999 previously presented amortization of capitalized software technology as an expense in the amount of $1,824,440 and $1,984,791, respectively. The consolidated financial statements for the years ended December 31, 2000 and 1999 have been restated to present amortization of capitalized software technology as a cost of revenues in accordance with generally accepted accounting principles. The restatement had no effect on loss before extraordinary item, net loss or on basic and diluted net loss per common share for either of the years ended December 31, 2000 or 1999.

Results of Operations

Fiscal Year 2001 Compared to 2000

           During 2001, the Company recorded revenues of $581,684, a decrease of $75,169 from $656,853 for 2000. The decrease in 2001 was due in part to the poor economic conditions in the telecommunications sector of the economy, where much of the Company's revenue has been generated in the past. Furthermore, sales and marketing efforts have not yet increased revenues, in spite of considerable progress in developing partnerships in key markets. Also, certain advance payments received for royalties have not yet been recognized.

           Cost of revenues was $9,898,769 in 2001, an increase of $8,046,893 from $1,851,876 in 2000. This increase is a result of impairment losses recognized on handwriting recognition in the amount of $2,056,295, and certain speech related technologies in the amount of $5,832,217. These losses were recognized due to declining market conditions and diminishing customer prospects for those technologies. The remaining increase of $158,381is the result of increased costs of licensing royalties and maintenance earned in 2001 as well as engineering projects completed and recorded in 2001.

           Selling, general and administrative expenses were $11,646,139 for 2001 and $10,751,597 for 2000, an increase of $894,542. The change is a result of increases of $1,492,025 in compensation-related expenses due to personnel added for sales and marketing efforts, $193,689 in occupancy costs, $496,518 in legal fees related to acquisition, regulatory filing, litigation, intellectual property protection, and other general corporate activities, $480,452 in travel-related expenses and $392,751 in promotion and advertising expenses resulting from increased sales and marketing efforts. These increases were offset, in part, by a decrease of $2,033,024 in consulting and outside services incurred in 2000 but not repeated in 2001 and a decrease of $107,128 in other operating expenses.

           The Company incurred research and product development expenses of $8,123,453 during 2001, an increase of $2,252,038 from 2000. The greatest portion of this increase was a result of $2,043,181 in additional compensation-related expenses incurred by adding engineering and product development personnel for development of product applications and solutions. In addition to this increase, $299,864 of additional expenses were incurred by consultants and outside service providers in development of speech-enabling applications and solutions for customers. Future development efforts will continue to focus on product applications and solutions utilizing the speech-enabling technologies developed to date.

           In 2001, the Company recognized an impairment of its investment in affiliate, Audium Corporation, that was was acquired earlier in the year. The write-down was a result of a decrease in the estimated cash flows expected to be realized from the investment due to overall decline in the economy and the potential impact on related markets for Audium's products.

           Net other expense was $173,221 for 2001, a decrease of $3,818,127 from 2000. Financing activities in 2001 were accomplished through equity lines of credit rather than debt securities or preferred stock. Accordingly, interest expense incurred in 2001 was $3,818,309 less than in 2000. A beneficial conversion feature of $3,447,623 was recorded in 2000 in connection with the issuance of a convertible promissory note, along with other interest incurred on the obligation. Interest income decreased by $58,910 due to lower cash balances maintained throughout the year.

Fiscal Year 2000 Compared to 1999

           The results of operations disclosed below give effect to the sale of the Company's Healthcare Solutions Group ("HSG") in September 1999 and the classification of the HSG's net assets and operating activities as discontinued operations.

           During 2000, the Company recorded revenues of $656,853, an increase of $217,346 from $439,507 for 1999. The increase in 2000 resulted primarily from increased activity in licensing of TTS for telephony applications. Cost of revenues was $1,851,876 in 2000 and $2,009,723 in 1999, a decrease of $157,847.
The decrease resulted primarily from a decrease in the amount of amortization of capitalized software costs in 2000 compared to 1999. The increase in revenues and the decrease in cost of revenues resulted in an improvement in the gross margin in the amount of $375,193.

           Selling, general and administrative expenses were $10,751,597 for 2000 and $9,498,753 for 1999, an increase of $1,252,884. Excluding a compensation charge in 1999 in the amount of $1,443,300 for obligations to certain executives for expenses incurred on the Company's behalf, the increase from 1999 was actually $2,666,860. The increase was due to consulting expense of $2,294,756 resulting from compensation paid in shares of Class A common stock for services rendered to the Company by outside consultants. Also contributing to the increase was other compensation expense in the amount of $628,000 incurred as a result of the exercise of stock appreciation rights. Other changes resulting from sales and marketing activity undertaken by the Company as indicated by the marketing strategy described above were not significant in 2000.

           The Company incurred product development and research expenses of $5,871,414 during 2000, a decrease of $2,037,814 from 1999. This decrease was due to the ongoing effects of management's cost reduction initiatives implemented in 1999 and the transition of emphasis from research and development towards sales and marketing. The Company also experienced decreases in product development and research costs as the Company completed development of certain TTS and ASR products.

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

Selected Quarterly Operations Data

           The following tables set forth selected unaudited statement of operations data for each of the quarters in the years ended December 31, 2001 and 2000. This data has been derived from the Compamy's unaudited financial statements that have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in connection with the financial statements and the related notes. The Company's quarterly operating results have varied substantially in the past and may vary substantially in the future. Conclusions about the Company's future results for any period should not be drawn from the selected unaudited statement of operations data, either for any particular quarter or taken as a whole.


                                                                 For the Quarter Ended
                                             -----------------------------------------------------------
                                               March 31,      June 30,     September 30,   December 31,
                                                 2001          2001           2001            2001
                                             -------------  -------------  -------------  --------------
                                                                     (Unaudited)
                                             -------------  -------------  -------------  --------------
Net sales                                    $    132,713   $    107,568   $    265,646   $      75,757
Loss before equity in net loss of affiliate    (4,248,617)    (6,349,338)    (5,744,452)    (14,344,870)
Net loss                                       (4,248,617)    (6,508,306)    (5,605,301)    (14,419,262)
Basic and diluted loss before extraordinary
  item per common share                             (0.02)         (0.03)         (0.02)          (0.03)
Basic and diluted loss per common share             (0.02)         (0.03)         (0.02)          (0.03)

                                                                       For the Quarter Ended
                                                       -----------------------------------------------------------
                                                          March 31,      June 30,     September 30,  December 31,
                                                           2000            2000          2000            2000
                                                       -------------   -------------  -------------  -------------
                                                                               (Unaudited)
                                                       -------------   -------------  -------------  -------------
Net sales                                              $     56,447    $    143,825   $    172,222   $    284,359
Loss before equity in net loss of affiliate and
  extraordinary item                                     (5,819,130)     (4,778,159)    (8,451,438)    (3,761,950)
Net loss                                                 (5,787,153)     (4,731,272)    (8,451,438)    (3,791,366)
Basic and diluted loss before extraordinary
  item per common share                                       (0.06)          (0.03)         (0.05)         (0.02)
Basic and diluted loss per common share                       (0.06)          (0.03)         (0.05)         (0.02)


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

           The Company had $581,684 in revenue and a comprehensive loss of $31,056,950 for the year ended December 31, 2001. Net cash used in operating activities of $17,607,944 for the year ended December 31, 2001, resulted principally from the net loss incurred of $31,059,791, offset by non-cash expenses pertaining to depreciation and amortization of $2,850,362 and equity in net loss of affiliate of $372,513. Net cash provided by investing activities of $61,162 for the year ended December 31, 2001 consisted primarily proceeds of $2,000,000 from the sale of the HSG that were released from escrow in March 2001 offset by advances under notes receivable amounting to $302,909, investment in affiliate of $200,000 and purchases of tangible and intangible assets amounting to $806,329. Net cash used in operating and investing activities was offset by net cash provided by financing activities of $16,334,556 consisting primarily of the receipt of $17,418,980 in cash related to the sale of shares of Class A common stock offset, in part, by $1,050,000 in payments on notes payable.

           The Company had negative working capital of $6,101,268 at December 31, 2001, compared to negative working capital of $180,356 at December 31, 2000. Current assets decreased by $2,483,086 to $3,752,210 from December 31, 2000, to December 31, 2001. Current liabilities increased by $3,798,538 to $7,370,392 during the same period. The change in working capital from December 31, 2000 to December 31, 2001, reflects, in part, the use of thefunds released from an escrow in March 2001 relating to the sale of the HSG, plus in increase in current obligations related to notes payable issued in connection with the purchase of assets from Force Computers, Inc. and the investment in Audium Corporation. Total assets were $8,599,028 at December 31, 2001, compared to $17,517,373 at December 31, 2000.

Convertible Notes Receivable

           On December 1, 2001, Fonix, as lender, established a revolving line of credit and convertible promissory note with Unveil Technologies, Inc. ("Unveil"), that permits Unveil to draw up to $2,000,000 for operations and other purposes. Unveil is a developer of natural language understanding solutions for customer resource management (CRM) applications. The Company intend to obtain a license to Unveil's applications when completed and theCompany has made the loan to Unveil to facilitate and expedite the development and commercialization of Unveil's voice-enabled CRM software. Draws on the line of credit bear interest at an annual rate of seven percent, which interest is payable quarterly beginning September 30, 2002. The balance due under the line of credit is secured by Unveil's CRM software and related source code held in escrow and other assets of Unveil. The Company is a senior creditor to Unveil. The unpaid principal, together with interest accrued thereon, is due and payable on December 31, 2002, and is convertible into common shares of Unveil at the Company's option. Based upon borrowings through June 30, 2002, such conversion at that date would have represented approximately 12 percent of the ownership of Unveil.

           During the six months ended June 30, 2002, Unveil drew $805,000 on the line of credit, bringing total draws on the line of credit to $1,435,000 as of June 30, 2002. Subsequent to June 30, 2002, Unveil drew an additional $115,000.

Investment In Audium Corporation

           In February 2001, the Company entered into a collaboration agreement with Audium Corporation ("Audium") to provide an integrated platform for generating Voice XML applications and interface solutions for Internet and telephony systems. Audium is a mobile application service provider that builds and operates mobile applications that allow access to Internet information and to complete online transactions using any telephone. The collaboration includes integration of the Company's technologies with Audium's mobile applications development capability.

           Note Receivable - In connection with the collaboration agreement with Audium, in February and May 2001, the Company advanced an aggregate of $400,000 to Audium as a bridge loan (the "Audium Note"). The loan bears interest at a rate of five percent per annum, has a term of four years and is convertible into shares of Audium Series A Convertible Preferred Stock ("Audium Preferred Stock") and is secured by Audium's intellectual property.

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

           Investment in Affiliate - In April 2001, the Company closed a stock purchase agreement with Audium, wherein the Company agreed to purchase up to $2,800,000 of Audium Preferred Stock at a price of $1.46 per share. At closing, the Company paid $200,000 in cash and gave Audium a non-interest bearing note (the "Fonix Note") for the remaining $2,600,000.

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

           At closing, Audium issued 14 Audium Preferred Stock certificates to Fonix, each certificate for 136,986 shares, and delivered one certificate in exchange for the initial payment of $200,000. The remaining certificates are held by Audium as collateral for the Fonix Note under the terms of a security agreement. For each payment of $200,000 or multiple payments that aggregate $200,000, Audium will release to Fonix one certificate for 136,986 shares of Audium Preferred Stock.

           The difference between the total purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit at the time of the purchase was $2,930,379, which was allocated to completed core technology. The excess purchase price allocated to the completed core technology is being amortized on a straight-line basis over a period of eight years.

           On April 11, 2001, and through December 31, 2001, the Company's investment in Audium represented 26.7 percent of Audium's voting stock. Audium has incurred losses since the Company acquired the Audium Preferred Stock and as such, Audium does not have the ability to declare or pay preferred dividends on the Preferred Stock. As a result, the Company accounts for its investment in Audium using the equity method of accounting. The Company recognized a loss of $372,513 in the accompanying consolidated statements of operations consisting of $97,789 to reflect the Company's share of Audium's net loss for the period from April 11, 2001, through December 31, 2001, and $274,724 for the amortization of the difference between the purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit that is amortized on a straight-line basis over a period of eight years.

           The investment in Audium does not provide the Company with rights to any technology developed by Audium; the Company must obtain a license should it choose to do so. The Company would not own an interest sufficient to control Audium, even if the Company were to convert the Audium Note to Audium Preferred Stock, and still would not benefit directly from the research and development being done by Audium. As a result, the Company has determined that it is appropriate to account for its investment, which represents 26.7 percent of Audium's voting stock, under the equity method and not as a research and development arrangement.

           A summary of the results of Audium's operations for the period from April 11, 2001, through December 31, 2001, and net assets as of December 31, 2001, is as follows:

         Net sales                      $         466,949
         Loss from operations                    (820,912)
         Net loss                                (862,274)

         Current assets                 $         539,464
         Total assets                           1,458,882
         Current liabilities                      625,544
         Total liabilities                      1,048,139
         Net assets                               410,743


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

           At December 31, 2001, the Company assessed the realizability of the investment in Audium and wrote down the investment by $823,275. The write-down was a result of a decrease in the estimated cash flows expected to be realized from the investment due to overall decline in the economy and the potential impact on related markets for Audium's products.

           Note Payable to Affiliate - The Fonix Note bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per annum. The Company owes Audium $987,500 under the Fonix Note. The

Company is currently negotiating a new payment schedule for payment of this amount. If the Company are not able to agree on a new payment schedule, then Audium may declare a default under the Fonix Note and exercise its rights under the Fonix Note, including the right to foreclose on approximately 684,930 shares of Audium Preferred Stock held as collateral for the Fonix Note. No events of default have occurred to date.

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

Summary of Contractual Obligations

           The following summary reflects payments due under long-term obligations as of December 31, 2001:

Contractual Obligations                                                   Payments Due By Year
                                                           Total               Less Than              One to
                                                                                  One                 Three
Notes payable                                       $          2,907,625  $          2,907,625 $                --
Capital lease obligations                                         20,310                20,310                  --
Operating lease obligations                                    1,693,255               881,224               812,031
                                                    --------------------  -------------------- ---------------------
Total contractual cash obligations                  $          4,621,190  $          3,809,159 $            812,031
                                                    --------------------  -------------------- ---------------------

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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements:


Reports of Independent Public Accountants                                    F-2


Consolidated Balance Sheets as of December 31, 2001 and 2000                 F-5


Consolidated Statements of Operations for the Years Ended December
        31, 2001, 2000 and 1999                                              F-6


Consolidated Statements of Stockholders' Equity for the Years
        Ended December 31, 2001, 2000 and 1999                               F-7


Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2001, 2000 and 1999                                     F-8


Notes to Consolidated Financial Statements                                  F-10


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

          WILLIAM A. MAASBERG, Jr. became a director of the Company in September 1999 and was named chief operating officer February 1, 2000. From December 1997 through February 1999, Mr. Maasberg was vice president and general manager of the AMS Division of Eyring Corporation which manufactures multi- media electronic work instruction software application. He was also a co-founder and principal in Information Enabling Technologies, Inc. ("IET"), and LIBRA Corporation ("LIBRA"), two companies focusing on software application development, and served in several key executive positions with both IET and LIBRA from May 1976 through November 1997. Mr. Maasberg worked for IBM Corporation from July 1965 through May 1976 in various capacities. He received his B.S. Degree from Stanford University in Electrical Engineering and his M.S. in Electrical Engineering from the University of Southern California.

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

Summary Compensation Table

                                                          Annual Compensation                  Long-Term Compensation
                                                                              Other
                                                                             Annual              Securities Underlying
Name and Principal Position                 Year                Salary        Bonus                 Options/ SARs(5)
---------------------------                 -----             ----------    -----------           --------------------

Thomas A. Murdock (1)                       1999              $316,574          -                          0/0
Chief Executive Officer &  President        2000              $320,804          -                  1,850,000/0
                                            2001              $315,057          -                    700,000/0

Roger D. Dudley (1)                         1999              $317,764          -                          0/0
Executive Vice President & Chief            2000              $320,845          -                  1,850,000/0
   Financial Officer                        2001              $314,895          -                    700,000/0

William A. Maasberg, Jr.                    2000              $208,411          -                    550,000/0
Chief Operating Officer                     2001              $226,584          -                    450,000/0

John A. Oberteuffer                         1999              $199,238          -                          0/0
Vice President & Chief                      2000              $227,348          -                    350,000/0
    Technology Officer                      2001              $234,716          -                    450,000/0




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

           (4) All options granted in 2001, 2000 and 1999 were granted pursuant to the Company's 1998 Stock Option Plan.

                                         Option Grants in Fiscal Year 2001
                                                                                                         Potential Realizable
                                                                                                           Value at Assumed
                                                                                                             Annual Rates of
                                                                                                               Stock Price
                                                                                                             Appreciation for
                                  Individual Grant                                                             Option Term
--------------------------------------------------------------------------------------------------   ------------------------------
     (a)                           (b)              (c)               (d)               (e)               (f)            (g)
                               Number of
                               Securities       %  of Total
                               Underlying        Options to        Exercise
                                 Options         Employees           Price          Expiration
  Name                         Granted (#)      in Fiscal Year     ($/Share)           Date                5%             10%
--------------------------   ---------------  -----------------  ---------------  ----------------   ---------------  -------------

Thomas A. Murdock               700,000             8.6%              $0.14           12/07/11       $   61,632       $  156,187

Roger D. Dudley                 700,000             8.6%              $0.14           12/07/11       $   61,632       $  156,187

William A. Maasberg             450,000             5.5%              $0.14           12/07/11       $   39,620       $  100,406

John A. Oberteuffer, Ph D.      450,000             5.5%              $0.14           12/07/11       $   39,620       $  100,406



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

                                                                               Number of
                                                                                Shares
         Name and Address of 5% Beneficial Owners,                           Beneficially                            Percent of
             Executive Officers and Directors                                    Owned                                Class(1)



 Thomas A. Murdock                                                           12,269,645 (2)                             2.6%
 Chairman of the Board & Chief
    Executive Officer

 Roger D. Dudley,                                                             6,648,723 (3)                             1.4%
 Executive Vice President & Chief
    Financial Officer, Director

 John A. Oberteuffer, Ph.D.,                                                  1,910,000 (4)                             *
 Vice President & Chief Technology Officer,
 Director

 William A. Maasberg Jr., Chief Operating Officer,                            1,150,000 (4)                             *
 Director

 Mark S. Tanner, Director                                                       800,000 (4)                             *

 Officers and Directors as a Group (5 persons)                               22,778,368                                 4.8%


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

SCC Asset Management Inc. ("SCC") (formerly Studdert Companies Corp.)

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

            (10)(xliv) Registration Rights Agreement between Fonix Corporation and Queen LLC, dated April
                                    6, 2001, filed with the Commission on April
                                    17, 2001.


            (21)                    Subsidiaries of Registrant

            (23)                    Consent of Independent Public Accountants

            (99.1) Letter from Fonix Corporation to Securities and Exchange Commission dated March 27, 2002

            (99.2)                  Certification of President and Chief
                                    Financial Officer.

            (99.3) Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B) Reports filed on Form 8-K during the last quarter of the fiscal year ended December 31, 2001:


            NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of December, 2002.

                              Fonix Corporation


Date: December  13, 2002            By:      /s/ Thomas A. Murdock
      --------------------             -----------------------------------------
                                    Thomas A. Murdock, President and
                                    Chief Executive Officer


Date: December  13, 2002            By:     /s/ Roger D. Dudley
      --------------------             -----------------------------------------
                                    Roger D. Dudley, Executive Vice President
                                    Finance and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


/s/ Thomas A. Murdock                    /s/ William A. Maasberg
--------------------------------         ---------------------------------------
Thomas A. Murdock, President and         William A. Maasberg, Jr., Director
Chief Executive Officer

December 13, 2002                        December 13, 2002
------------------                       ------------------
Date                                     Date



/s/ Roger D. Dudley                      /s/ John A. Oberteuffer
--------------------------------         ---------------------------------------
Roger D. Dudley, Executive Vice          John A. Oberteuffer, Ph.D., Director
President, Director                      Director

December 13, 2002                        December 13, 2002
------------------                       ------------------
Date                                     Date

                       FONIX CORPORATION AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS



Report of Hansen, Barnett & Maxwell, Independent
        Certified Public Accountants                                         F-2

Copy of Report of Arthur Andersen LLP, Independent Public Accountants        F-4

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2001 and 2000                 F-5

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended
  December 31, 2001, 2000 and 1999                                           F-6

Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 1999, 2000 and 2001                                     F-7

Consolidated Statements of Cash Flows for the Years Ended December 31,
        2001, 2000 and 1999                                                  F-8

Notes to Consolidated Financial Statements                                  F-10

HANSEN, BARNETT & MAXWELL                                        (801) 532-2200
             A Professional Corporation                      Fax (801) 532-7944
            CERTIFIED PUBLIC ACCOUNTANTS              5 Triad Center, Suite 750
                                                     Salt Lake City, Utah 84180
         Member of Baker Tilly International                www.hbmcpas.com
        Member of AICPA SEC Practice Section


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders
Fonix Corporation

We have audited the accompanying consolidated balance sheet of Fonix Corporation and subsidiaries as of December 31, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Fonix Corporation and subsidiaries as of December 31, 2000, and for each of the two years in the period ended December 31, 2000 were audited by other auditors who have ceased operations. In their report dated March 29, 2001, those auditors expressed an unqualified opinion on those financial statements and stated that certain matters raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fonix Corporation and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of Fonix Corporation and subsidiaries as of December 31, 2000 and for each of the two years in the period ended December 31, 2000 were audited by other auditors who have ceased operations. As described in Note 1, these consolidated financial statements have been restated. We audited the adjustments described in Note1 that were applied to restate the 2000 and 1999 financial statements. In our opinion, such adjustments are appropriate and have been properly applied. In addition, as described in Note 6, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 6 for 2000 and 1999 included (a) agreeing loss before extraordinary item, as reported, and net loss, as reported, to the consolidated financial statements and the adjustments for amortization expense recognized in those periods related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of loss before extraordinary items excluding goodwill amortization and net loss excluding goodwill amortization to loss before extraordinary items, as reported, and net loss, as reported, respectively, and the related loss-per-share amounts. In our opinion, the disclosures for 2000 and 1999 in Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 or 1999 consolidated financial statements of the Company other than with respect to such adjustments and such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 or 1999 consolidated financial statements taken as a whole.

                                   (Continued)

HANSEN, BARNETT & MAXWELL

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                   (CONTINUED)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operating activities during the year ended December 31, 2001. These losses and negative cash flows from operating activities have continued through December 6, 2002. As of December 31, 2001, the Company had an accumulated deficit of $174,109,356, and negative working capital of $6,101,268. Subsequently, the Company has used all but $2,228,830 of the remaining financing available through its two equity lines of credit, has incurred additional liabilities for unpaid compensation payable to current and former employees amounting to approximately $4,200,000, and vendor accounts payable amounting to approximately $2,348,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         HANSEN, BARNETT & MAXWELL

                                        /s/ Hansen Barnett & Maxwell

Salt Lake City, Utah
December 6, 2002

The following is a copy of the report of Arthur Andersen LLP signed and dated March 29, 2001, on the consolidated financial statements of Fonix Corporation and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000. The report makes reference to the consolidated balance sheet of Fonix Corporation and subsidiaries as of December 31, 1999, and to the consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998, none of which are included herein. Arthur Andersen LLP has ceased operations and has not reissued the report.



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


ARTHUR ANDERSEN LLP

Salt Lake City, Utah
March 29, 2001

                       Fonix Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                                                                        December 31,  December 31,
                                                                                                           2001          2000
                                                                                                       ------------- -------------
Current assets:
      Cash and cash equivalents                                                                        $    201,401  $  1,413,627
      Subscriptions receivable                                                                              852,970             -
      Funds held in escrow                                                                                        -     2,151,006
      Accounts receivable, net of allowance for doubtful accounts of $0 and $20,000, respectively            32,210       131,872
      Inventory                                                                                              37,154             -
      Prepaid expenses and other current assets                                                             145,389        55,705
                                                                                                       ------------- -------------

           Total current assets                                                                           1,269,124     3,752,210

Property and equipment, net of accumulated depreciation of $1,314,960 and $1,445,288, respectively          903,159       718,711

Convertible note receivable                                                                                 630,000             -

Investment in and note receivable from affiliate, net of unamortized discount of $77,691                  1,696,869             -

Intangible assets, net of accumulated amortization of $145,522 and $5,158,792, respectively               1,345,520     9,800,418

Goodwill, net of accumulated amortization of $2,295,598 and $1,691,494, respectively                      2,631,304     3,141,346

Other assets                                                                                                123,052       104,688
                                                                                                       ------------- -------------

           Total assets                                                                                $  8,599,028  $ 17,517,373
                                                                                                       ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Note payable to affiliate, net of unamortized discount of $65,247                                $  1,484,753  $          -
      Note payable, net of unamortized discount of $40,245                                                1,239,755             -
      Notes payable - related parties                                                                        77,625        77,625
      Accounts payable                                                                                    1,085,711       655,352
      Accrued liabilities                                                                                   961,299       553,448
      Accrued liabilities - related parties                                                               1,451,633     1,564,133
      Deferred revenues                                                                                   1,049,849       677,071
      Capital lease obligation, current portion                                                              19,767        44,225
                                                                                                       ------------- -------------

           Total current liabilities                                                                      7,370,392     3,571,854

Capital lease obligation, net of current portion                                                                  -        19,767
                                                                                                       ------------- -------------

           Total liabilities                                                                              7,370,392     3,591,621
                                                                                                       ------------- -------------

Commitments and contingencies (Notes 1, 5, 6, 13, 14, 16 and 17)

Stockholders' equity:
      Preferred stock, $0.0001 par value; 50,000,000 shares authorized; Series
           A, convertible; 166,667 shares outstanding
               (aggregate liquidation preference of $6,055,012 at December 31, 2001 and 2000)               500,000       500,000
           Series D, 4% cumulative convertible; 164,500 shares outstanding in 2000
               (aggregate liquidation preference of $3,601,819 in 2000)                                           -     4,288,178
           Series F, 6% cumulative convertible; 6,073 shares outstanding in 2000
               (aggregate liquidation preference of $128,242 in 2000)                                             -       112,438
      Common stock, $0.0001 par value; 500,000,000 shares authorized;
           Class A voting,  350,195,641 and 191,296,988 shares outstanding, respectively                     35,020        19,130
           Class B non-voting, no shares outstanding                                                              -             -
      Additional paid-in capital                                                                        171,985,508   148,904,860
      Outstanding warrants to purchase Class A common stock                                               2,832,400     3,141,430
      Deferred consulting expenses                                                                          (17,777)            -
      Cumulative foreign currency translation adjustment                                                      2,841             -
      Accumulated deficit                                                                              (174,109,356) (143,040,284)
                                                                                                       ------------- -------------

           Total stockholders' equity                                                                     1,228,636    13,925,752
                                                                                                       ------------- -------------

           Total liabilities and stockholders' equity                                                  $  8,599,028  $ 17,517,373
                                                                                                       ============= =============


          See accompanying notes to consolidated financial statements.

                       Fonix Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                                                                           Years Ended December 31,
                                                           ---------------------------------------------------------
                                                                  2001                 2000              1999
                                                           --------------------  ----------------- -----------------
Revenues:
      Licenses, royalties and maintenance                  $           452,484   $         567,621 $       439,507
      Services                                                         129,200              89,232               -
                                                           --------------------  ----------------- -----------------
                                                                       581,684            656,853           439,507
                                                           --------------------  ----------------- -----------------
Cost of revenues:
      Licenses, royalties and maintenance                              138,308             27,436            24,932
      Services                                                          47,509                  -                 -
      Amortization of capitalized software technology                1,824,440          1,824,440         1,984,791
      Impairment loss on capitalized software technology             7,888,512                  -                 -
                                                           --------------------  ----------------- -----------------
                                                                     9,898,769          1,851,876         2,009,723
                                                           --------------------  ----------------- -----------------

      Gross profit (loss)                                           (9,317,085)        (1,195,023)       (1,570,216)
                                                           --------------------  ----------------- -----------------

Expenses:
      Selling, general and administrative                           11,646,139         10,751,597         9,498,753
      Product development and research                               8,123,453          5,871,414         7,909,228
      Amortization of goodwill                                         604,105            604,105           604,105
      Impairment loss on investment in affiliate                       823,275                  -                 -
      Purchased in-process research and development                          -            474,000                 -
                                                           --------------------  ----------------- -----------------

          Total expenses                                            21,196,972         17,701,116        18,012,086
                                                           --------------------  ----------------- -----------------

Loss from operations                                               (30,514,057)       (18,896,139)      (19,582,302)
                                                           --------------------  ----------------- -----------------

Other income (expense):
      Interest income                                                   80,373            139,283            95,023
      Interest expense                                                (185,802)        (4,004,111)       (3,636,467)
      Other                                                            (67,792)          (126,520)         (157,345)
                                                           --------------------  ----------------- -----------------

          Total other expense, net                                    (173,221)        (3,991,348)       (3,698,789)
                                                           --------------------  ----------------- -----------------

Loss from continuing operations before equity in net
      loss of affiliate and income tax benefit                     (30,687,278)       (22,887,487)      (23,281,091)

Equity in net loss of affiliate                                       (372,513)                 -                 -

Income tax benefit                                                           -             76,810         3,331,895
                                                           --------------------  ----------------- -----------------

Loss from continuing operations                                    (31,059,791)       (22,810,677)      (19,949,196)

Discontinued operations:
      Operating loss of HealthCare Solutions Group                           -                  -        (5,953,726)
      Gain on disposal of HealthCare Solutions Group,
          net of income taxes of $3,100,000                                  -                  -         3,766,646
                                                           --------------------  ----------------- -----------------

Loss before extraordinary item                                     (31,059,791)       (22,810,677)      (22,136,276)

Extraordinary item - gain on forgiveness of debt, net of
      income taxes of $29,416 in 2000 and $281,895 in 1999                   -             49,448           473,857
                                                           --------------------  ----------------- -----------------

Net loss                                                           (31,059,791)       (22,761,229)      (21,662,419)

Other comprehensive income - foreign currency translation                2,841                  -                 -
                                                           --------------------  ----------------- -----------------

Comprehensive loss                                         $       (31,056,950)  $    (22,761,229) $    (21,662,419)
                                                           ====================  ================= =================


Basic and diluted net loss per common share                $             (0.13)  $          (0.16) $          (0.31)
                                                           ====================  ================= =================

          See accompanying notes to consolidated financial statements.

                       Fonix Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                             Preferred Stock            Common Stock            Additional
                                                         -------------------------- -------------------------     Paid-in
                                                            Shares       Amount       Shares       Amount         Capital
                                                         ------------- ------------ ------------  -----------  --------------
BALANCE, DECEMBER 31, 1998                                  1,310,073  $ 25,958,822   64,324,480  $    6,432   $  88,517,711

Options issued during the year for services                         -           -              -           -          12,540

Extension of option expiration dates                                -           -              -           -         241,375

Conversions of preferred stock                               (761,683) (18,129,770)   52,981,431       5,298      18,124,472

Common stock issued for services                                    -           -      1,200,000         120         474,880

Common stock issued for principal reduction
     on debentures                                                  -           -      6,000,000         600       3,278,293

Common stock returned and canceled                                  -           -       (970,586)        (97)     (1,000,819)

Warrants issued with Series C debentures                            -           -              -           -               -

Warrants issued for services                                        -           -              -           -               -

Expiration of warrants                                              -           -              -           -       1,170,968

Amortization of deferred consulting expenses                        -           -              -           -               -

Beneficial conversion features on Series C debentures               -           -              -           -       1,750,000

Preferred stock dividends                                           -   1,766,858              -           -               -

Reduction of accrued offering costs                                 -           -              -           -         200,000

 Net loss for the year ended December 31, 1999                      -           -              -           -               -
                                                         ------------- ------------ ------------- -----------  --------------

BALANCE, DECEMBER 31, 1999                                    548,390   9,595,910    123,535,325      12,353     112,769,420

Conversion of promissory note                                       -           -     11,544,775       1,154       7,589,717

Beneficial conversion features on promissory note                   -           -              -           -       3,447,623

Conversions of Series C debentures                                  -           -     10,385,364       1,039       4,261,025

Sale of Series F preferred shares                             316,036   2,750,000              -           -               -

Beneficial conversion features on Series D
    preferred stock                                                 -     236,400              -           -               -

Conversions of preferred stock to common stock               (527,186) (10,622,745)   23,779,198       2,379      10,620,366

Reclassification of common stock subject to redemption              -           -      1,801,802         180       1,829,820

Exercise of repricing rights                                        -           -      4,568,569         457            (457)

Issuance of common stock under equity line of credit                -           -     12,492,680       1,249       3,853,053

Shares issued upon settlement of litigation                         -           -        260,145          26          81,269

 Issuance of common stock for services                              -           -      1,862,069         186       2,016,491

Issuance of stock options and warrants for
     services and technology                                        -           -              -           -         234,856

Appreciation of warrants issued for services                        -           -              -           -               -

Extension of option expiration dates                                -           -              -           -          52,067

Exercise of stock options and stock appreciation rights             -           -        767,061          77       1,094,790

Exercise of warrants                                                -           -        300,000          30         392,970

Expiration of warrants                                              -           -              -           -         661,850

Amortization of deferred consulting expenses                        -           -              -           -               -

Preferred stock dividends                                           -   2,941,051              -           -               -

Net loss for the year ended December 31, 2000                       -           -              -           -               -
                                                         ------------- -----------  ------------  -----------  --------------

BALANCE, DECEMBER 31, 2000                                    337,240   4,900,616    191,296,988      19,130     148,904,860

Conversions of preferred stock to common stock               (170,573) (4,409,897)    14,497,507       1,449       4,408,448

Issuance of common stock under equity lines of credit               -           -    144,366,146      14,437      18,257,513

Issuance of stock options for services                              -           -              -           -          33,360

Exercise of stock options                                           -           -         35,000           4           9,797

Issuance of warrants                                                -           -              -           -               -

Expiration of warrants                                              -           -              -           -         371,530

Amortization of deferred consulting expenses                        -           -              -           -               -

Preferred stock dividends                                           -       9,281              -           -               -

Cumulative foreign currency translation adjustment                  -           -              -           -               -

Net loss for the year ended December 31, 2001                       -           -              -           -               -
                                                         ------------- -----------  ------------  -----------  --------------

BALANCE, DECEMBER 31, 2001                                    166,667  $  500,000    350,195,641  $   35,020   $ 171,985,508
                                                         ============= ===========  ============  ===========  ==============



                                                                                     Cumulative
                                                         Outstanding                   Foreign
                                                           Warrants      Deferred     Currency
                                                         to Purchase    Consulting   Translation    Accumulated
                                                         Common Stock    Expenses    Adjustment       Deficit           Total
                                                         -------------  ------------ ------------  ---------------  --------------
BALANCE, DECEMBER 31, 1998                               $  3,323,258   $  (106,700) $         -   $  (92,933,777)  $  24,765,746

Options issued during the year for services                         -             -            -                -          12,540

Extension of option expiration dates                                -             -            -                -         241,375

Conversions of preferred stock                                      -             -            -                -               -

Common stock issued for services                                    -      (375,000)           -                -         100,000

Common stock issued for principal reduction
     on debentures                                                  -             -            -                -       3,278,893

Common stock returned and canceled                                  -             -            -                -      (1,000,916)

Warrants issued with Series C debentures                      438,240             -            -                -         438,240

Warrants issued for services                                  260,000      (127,500)           -                -         132,500

Expiration of warrants                                     (1,170,968)            -            -                -               -

Amortization of deferred consulting expenses                        -       174,149            -                -         174,149

Beneficial conversion features on Series C debentures               -             -            -                -       1,750,000

Preferred stock dividends                                           -             -            -       (2,110,607)       (343,749)

Reduction of accrued offering costs                                 -             -            -                -         200,000

 Net loss for the year ended December 31, 1999                      -             -            -      (21,662,419)    (21,662,419)
                                                         -------------  ------------ ------------  ---------------  --------------

BALANCE, DECEMBER 31, 1999                                  2,850,530      (435,051)           -     (116,706,803)      8,086,359

Conversion of promissory note                                       -             -            -                -       7,590,871

Beneficial conversion features on promissory note                   -             -            -                -       3,447,623

Conversions of Series C debentures                                  -             -            -                -       4,262,064

Sale of Series F preferred shares                                   -             -            -                -       2,750,000

Beneficial conversion features on Series D
    preferred stock                                                 -             -            -         (236,400)              -

Conversions of preferred stock to common stock                      -             -            -                -               -

Reclassification of common stock subject to redemption              -             -            -                -       1,830,000

Exercise of repricing rights                                        -             -            -                -               -

Issuance of common stock under equity line of credit                -             -            -                -       3,854,302

Shares issued upon settlement of litigation                         -             -            -                -          81,295

 Issuance of common stock for services                              -             -            -                -       2,016,677

Issuance of stock options and warrants for
     services and technology                                  530,250             -            -                -         765,106

Appreciation of warrants issued for services                  537,500      (537,500)           -                -               -

Extension of option expiration dates                                -             -            -                -          52,067

Exercise of stock options and stock appreciation rights             -             -            -                -       1,094,867

Exercise of warrants                                         (115,000)            -            -                -         278,000

Expiration of warrants                                       (661,850)            -            -                -               -

Amortization of deferred consulting expenses                        -       972,551            -                -         972,551

Preferred stock dividends                                           -             -            -       (3,335,852)       (394,801)

Net loss for the year ended December 31, 2000                       -             -            -      (22,761,229)    (22,761,229)
                                                         -------------  ------------ ------------  ---------------  --------------

BALANCE, DECEMBER 31, 2000                                  3,141,430             -            -     (143,040,284)     13,925,752

Conversions of preferred stock to common stock                      -             -            -                -               -

Issuance of common stock under equity lines of credit               -             -            -                -      18,271,950

Issuance of stock options for services                              -       (30,000)           -                            3,360

Exercise of stock options                                           -             -            -                -           9,801

Issuance of warrants                                           62,500             -            -                -          62,500

Expiration of warrants                                       (371,530)            -            -                -               -

Amortization of deferred consulting expenses                        -        12,223            -                -          12,223

Preferred stock dividends                                           -             -            -           (9,281)              -

Cumulative foreign currency translation adjustment                  -             -        2,841                -           2,841

Net loss for the year ended December 31, 2001                       -             -            -      (31,059,791)    (31,059,791)
                                                         -------------  ------------ ------------  ---------------  --------------

BALANCE, DECEMBER 31, 2001                               $  2,832,400   $   (17,777) $     2,841   $ (174,109,356)  $   1,228,636
                                                         =============  ============ ============  ===============  ==============


          See accompanying notes to consolidated financial statements.

                       Fonix Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Years Ended December 31,
                                                                              ------------------------------------------------
                                                                                   2001             2000            1999
                                                                              ---------------  ---------------  --------------
Cash flows from operating activities:
      Net loss                                                                $  (31,059,791)  $  (22,761,229)  $ (21,662,419)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
        Issuance of common stock for services                                              -        1,328,100         158,600
        Non-cash expense related to issuance of debentures,
          warrants, preferred and common stock                                        62,500        4,725,201       2,411,349
        Non-cash compensation expense related to issuance and
          extension of stock options                                                  15,583          914,922         360,615
        Non-cash portion of purchased in-process research and development                  -          474,000               -
        Accretion of discount on note receivable from affiliate                      (19,400)               -               -
        Accretion of discount on note payable from affiliate                         164,405                -               -
        Loss on disposal of property and equipment                                    68,736          126,520         154,940
        Impairment loss on capitalized software technology                         7,888,513                -               -
        Gain on sale of HealthCare Solutions Group                                         -                -      (3,766,646)
        Depreciation and amortization                                              2,850,362        3,093,612       5,256,532
        Impairment loss on investment in affiliate                                   823,275                -               1
        Equity in net loss of affiliate                                              372,513                -               -
        Income tax benefit                                                                 -          (76,810)     (3,331,895)
        Gain on forgiveness of debt                                                        -          (49,448)       (473,857)
        Changes in assets and liabilities, net of effects of acquisitions:
           Accounts receivable                                                       118,227           53,029        (245,432)
           Inventory                                                                 (37,154)               -               -
           Prepaid expenses and other current assets                                 (89,684)           8,127          (5,560)
           Accrued interest on funds held in escrow                                  151,006         (113,003)        (38,003)
           Other assets                                                              (18,364)           1,176             944
           Accounts payable                                                          430,359         (543,529)     (1,650,337)
           Accrued liabilities                                                       407,851          120,638         514,312
           Accrued liabilities - related party                                      (112,500)        (250,001)      1,143,185
           Deferred revenues                                                         372,778          549,222         632,242
           Cumulative foreign currency translation adjustment                          2,841                -               -
                                                                              ---------------  ---------------  --------------

        Net cash used in operating activities                                    (17,607,944)     (12,399,473)    (20,541,429)
                                                                              ---------------  ---------------  --------------

Cash flows from investing activities, net of effects of acquisitions:
      Issuance of note receivable                                                   (630,000)               -               -
      Purchase of property and equipment                                            (586,106)        (239,908)        (99,090)
      Issuance of note receivable from affiliate                                    (302,909)               -               -
      Investment in affiliate                                                       (200,000)               -               -
      Purchase of assets from Force Computers, Inc.                                 (220,223)               -               -
      Proceeds from sale of property and equipment                                       400                -          50,000
      Payments received on notes receivable                                                -                -         245,000
      Proceeds from sale of HealthCare Solutions Group                             2,000,000                -      21,805,982
                                                                              ---------------  ---------------  --------------

        Net cash provided by (used in) investing activities                           61,162         (239,908)     22,001,892
                                                                              ---------------  ---------------  --------------

Cash flows from financing activities:
      Proceeds from sale of Class A common stock, net                             17,418,980        3,854,302               -
      Payments on note payable to affiliate                                       (1,050,000)               -               -
      Principal payments on capital lease obligation                                 (44,225)         (28,312)        (60,684)
      Proceeds from exercise of stock options and warrants                             9,801          744,866               -
      Proceeds from issuance of convertible promissory note payable
        and convertible debentures, net                                                    -        7,500,000       6,254,240
      Proceeds from sale of preferred stock, net                                           -        1,750,000               -
      Payments on revolving note payable, net                                              -                -     (20,038,193)
      Payments on revolving note payable - related parties, net                            -                -      (7,895,178)
      Advances on proceeds from issuance of Series F preferred stock                       -                -       1,000,000
      Payments on other notes payable                                                      -                -        (834,240)
      Proceeds from sale of warrants                                                       -                -         438,240
      Bank overdraft                                                                       -                -        (138,034)
                                                                              ---------------  ---------------  --------------

        Net cash provided by (used in) financing activities                       16,334,556       13,820,856     (21,273,849)
                                                                              ---------------  ---------------  --------------

Net (decrease) increase in cash and cash equivalents                              (1,212,226)       1,181,475     (19,813,386)

Cash and cash equivalents at beginning of the year                                 1,413,627          232,152      20,045,539
                                                                              ---------------  ---------------  --------------

Cash and cash equivalents at end of the year                                  $      201,401   $    1,413,627   $     232,153
                                                                              ===============  ===============  ==============


          See accompanying notes to consolidated financial statements.

                       Fonix Corporation and Subsidiaries
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

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Basis of Presentation - The Company generated revenues of $581,684, incurred a net loss of $31,059,791 and had negative cash flows from operating activities totaling $17,607,944 for the year ended December 31, 2001. As of December 31, 2001, the Company had negative tangible net worth of $2,748,188, an accumulated deficit of $174,109,356, negative working capital of $6,101,268 and $255,104 of accounts payable over 60 days past due. The Company had limited capital capacity of $2,228,830 available through its two equity lines of credit. The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2002, primarily due to significant expenditure requirements associated with marketing and developing its speech-enabling technologies.

Until the registration statement covering shares for the Third Equity Line is declared effective by the SEC, the Company is unable to draw funds from the Third Equity Line. Consequently, the Company's cash resources are limited to collections from customers and loans, which are not sufficient to cover operating expenses. As a result, payments to employees and vendors have been delayed since June 2002. Employees have been paid through June 15, 2002. Subsequent to June 30, 2002, advances have been made to certain employees on the basis of financial need as determined by the individual circumstances of each employee. Payments amounting to approximately $252,000 have been made on this basis through December 6, 2002. Forty-one employees of Fonix have quit or been terminated between July 1, 2002 and December 6, 2002. No stoppage in work has occurred as a result of nonpayment or delayed payment of compensation to date, nor have deliveries to customers been effected. Certain payments to vendors deemed to be critical to the Company's ongoing operations have been made. To date, no critical services have been stopped as a result of nonpayment or delayed payment. At December 6, 2002, unpaid compensation payable to current and former employees amounted to approximately $4,200,000 and vendor accounts payable amount to approximately $2,348,000. The Company has not been declared in default under the terms of any material agreements.

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

Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Fonix Korea Sales Group, Ltd., Fonix/AcuVoice, Inc. and Fonix/Papyrus, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20 to 50 percent owned affiliates are accounted for using the equity method (see Note 5).

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

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. If such an event were to occur, the Company would project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset, other than software technology, is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The determination whether the carrying value of software technology is recoverable is discussed below. See "Software Technology Development and Production Costs."

During 2001, the Company recognized impairment losses relating to its speech software technology, its handwriting recognition software technology, and its investment in Audium. Management does not consider any of the Company's other long-lived assets to be impaired at December 31, 2001. However, should the Company's marketing and sales plans not materialize in the near term, the realization of the Company's intangible assets could be severely and negatively impacted. The accompanying consolidated financial statements have been prepared based on management's estimates of realizability, which estimates may change due to factors beyond the control of the Company. See "Recently Enacted Accounting Standards" below.

Revenue Recognition - The Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" and related interpretations. The Company generates revenues from licensing the rights to its software products to end users and from royalties. It also generates service revenues from the sale of consulting and development services.

Revenues of all types are recognized when acceptance of functionality, rights of return, and price protection are confirmed or can be reasonably estimated, as appropriate. Revenues from development and consulting services are recognized on a completed-contract basis when the services are completed and accepted by the customer. The completed-contract method is used because the Company's contracts are either short-term in duration or the Company is unable to make reasonably dependable estimates of the costs of the contracts. Revenue for hardware units delivered is recognized when delivery is verified and collection assured.

Revenue for products distributed through wholesale and retail channels and through resellers is recognized upon verification of final sell-through to end users, after consideration of rights of return and price protection. Typically, the right of return on such products has expired when the end user purchases the product from the retail outlet. Once the end user opens the package, it is not returnable unless the medium is defective. Price protection is offered to distributors in the event the Company reduces the price on any specific product. Such price protection is generally offered for a specific time period in which the distributor must make a claim. Resulting revenue recognized reflects the reduced price. Slotting fees paid by the Company for favorable placement in retail outlets are recorded as a reduction in gross revenues.

When arrangements to license software products do not require significant production, modification or customization of software, revenue from licenses and royalties are recognized when persuasive evidence of a licensing arrangement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. Post- contract obligations, if any, generally consist of one year of support including such services as customer calls, bug fixes,

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


and upgrades. Related revenue is recognized over the period covered by the agreement. Revenues from maintenance and support contracts are also recognized over the term of the related contracts.

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

Deferred revenue as of December 31, 2001, consisted of the following:



Description                     Criteria for Recognition                                     Amount
---------------------------     -----------------------------------------------    -------------------------
Deferred unit royalties and     Delivery of units to end users or expiration of
licence fees                    contract                                            $                945,814

Engineering projects not        Completion of work and acceptance of completed
completed                       work by customer                                                      62,500

Deferred customer support       Expiration of period covered by support
                                agreement                                                             41,535
                                                                                   -------------------------
Total deferred revenue                                                             $               1,049,849
                                                                                   =========================



Cost of revenues from license, royalties, and maintenance consists of costs to distribute the product (including the cost of the media on which it is delivered), installation and support personnel compensation, amortization and impairment of capitalized speech software costs, licensed technology, and other related costs. Cost of service revenues consists of personnel compensation and other related costs.

Software technology development and production costs - All costs incurred to establish the technological feasibility of speech software technology to be sold, leased, or otherwise marketed are charged to product development and research expense. Technological feasibility is established when a product design and a working model of the software product have been completed and confirmed by testing. Costs to produce or purchase software technology incurred subsequent to establishing technological feasibility are capitalized. Capitalization of software costs ceases when the product is available for general release to customers. Costs to perform consulting or development services are charged to cost of revenues in the period in which the corresponding revenues are recognized. Cost of maintenance and customer support are charged to expense when related revenue is recognized or when these costs are incurred, whichever occurs first.

Capitalized software technology costs are amortized on a product-by-product basis. Amortization is recognized from the date the product is available for general release to customers as the greater of (a) the ratio that current gross revenue for a product bears to total current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the products. Amortization is charged to cost of revenues.

The Company assesses unamortized capitalized software costs for possible write down on a quarterly basis based on net realizable value of each related product. Net realizable value is determined based on the estimated future gross revenues from a product reduced by the estimated future cost of completing and disposing of the product, including the cost of performing maintenance and customer support. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is written off.

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

Stock-based Compensation Plans - The Company accounts for its stock-based compensation issued to employees and directors under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the measurement date is below the fair value of the Company's common stock, and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," requires pro forma information regarding net loss and net loss per common share as if the Company had accounted for its stock options granted under the fair value method. Pro forma information presented in Note 13.

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

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the year. At December 31, 2001, 2000, and 1999, there were outstanding common stock equivalents to purchase 27,120,480 shares, 38,541,003 shares and 56,869,449 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended December 31, 2001, 2000 and 1999.

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                2001                         2000                          1999
                                    ----------------------------  ---------------------------   --------------------------
                                                         Loss                         Loss                         Loss
                                                         Per                          Per                          Per
                                          Loss          Share          Loss          Share           Loss         Share
                                    ----------------  ----------  ---------------  ----------   --------------  ----------
Loss from continuing operations     $   (31,059,791)              $  (22,810,677)               $ (19,949,196)
Preferred stock dividends                    (9,281)                  (3,335,852)                  (2,110,607)
                                    ----------------              ---------------               --------------
Net loss from continuing                                                                                            (0.29)
  operations attributable to
  common  shareholders                  (31,069,072)  $   (0.13)     (26,146,529)  $   (0.16)     (22,059,803)  $
Discontinued operations, net of
  taxes                                           -          -                 -          -        (2,187,080)      (0.03)
Extraordinary item, net of taxes                  -          -            49,448          -            473,857       0.01
                                    ----------------  ----------  ---------------  ----------   --------------  ----------
Net loss attributable to common
  stockholders                      $   (31,069,072)  $   (0.13)  $  (26,097,081)  $   (0.16)   $ (23,773,026)  $   (0.31)
                                    ================  ==========  ===============  ==========   ==============  ==========
Weighted-average common shares           239,131,247                  162,684,298                   76,753,709
  outstanding
                                    ================              ===============               ==============


Imputed Interest Expense and Income - Interest is imputed on long-term debt obligations and notes receivable where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics (see Notes 5 and 7).

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

Comprehensive Income - Other comprehensive income presented in the accompanying consolidated financial statements consists of cumulative foreign currency translation adjustments. The Company had no items of comprehensive income or loss prior to April 1, 2001.

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

SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. On January 1, 2002, the Company adopted the requirements of SFAS No. 142 and discontinued amortization of goodwill and intangible assets with indefinite lives. Other intangible assets will continue to be amortized over their respective useful lives.

During 2002, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess the Company's goodwill and intangible assets with indefinite lives for impairment. The resulting appraisal indicated no impairment, and the application of the test for impairment required by SFAS No. 142 had no effect on the Company's financial position or results of operations, except for the change in amortization of goodwill and intangible assets with indefinite lives described in the preceding paragraph.

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In August 2001, the FASB issued SFAS No. 143 , "Accounting for Asset Retirement Obligations." This statement establishes financial accounting and reporting standards for obligations associated with the retirement of tangible long- lived assets and the associated asset retirement costs. The Company's adoption of this statement on January 1, 2002, did not have a material effect on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. The adoption of this statement on January 1, 2002, did not have a material effect on the Company's financial position or results of operations. See Note 2.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other provisions, this statement modifies the criteria for classification of gains or losses on debt extinguishment such that they are not required to be classified as extraordinary items if they do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company will be required to apply the provisions of this standard to transactions occurring after December 31, 2002. The adoption of this standard in 2003 is not expected to have a material effect on the Company's financial position or results of operations.

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

Restatement - Certain reclassifications have been made in the prior years' consolidated financial statements to conform with the current year presentation.

The consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 previously presented amortization of capitalized software technology as an expense in the amount of $1,824,440, $1,824,440 and $1,984,791, respectively. The consolidated financial statements for the years ended December 31, 2001, 2000 and 1999 have been restated to present amortization of capitalized software technology as a cost of revenues in accordance with generally accepted accounting principles. The restatement had no effect on loss before extraordinary item, net loss or on basic and diluted net loss per common share for any of the years ended December 31, 2001, 2000 or 1999.

Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2001, the Company determined that its investment in speech software technology and its investment in Audium Corporation were impaired at December 31, 2001, as further discussed in Notes 5 and 6. As a result of these impairments and other adjustments resulting from the re-audit of the 2001 consolidated financial statements, the consolidated financial statements as of December 31, 2001 and for the year then ended have been restated. The effect of the restatement was an increase to net loss of $6,492,984 and an increase to basic and diluted net loss per common share of $0.03 per share. A summary of the significant effects of the restatement is as follows:

                                                                             As Previously
                                                                                Reported            As Restated
                                                                            -----------------    -------------------
Impairment loss on capitalized software technology                          $    2,056,295       $     7,888,512
Cost of revenues                                                                   185,817             9,898,769
Gross profit (loss)                                                                421,827             (9,317,085)
Impairment loss on investment in affiliate                                              -                 823,275
Loss from operations                                                            (23,859,448)          (30,514,057)
Equity in net loss of affiliate                                                    (534,138)             (372,513)
Net loss                                                                        (24,563,966)          (31,056,950)
Basic and diluted net loss per common share                                           (0.10)                (0.13)

2.  ACQUISITION AND DISCONTINUED OPERATIONS

DECtalk Assets - On December 14, 2001, the Company entered into an Asset Purchase Agreement with Force Computers, Inc., under which the Company purchased from Force tangible and intangible assets (the "DECtalk Assets"). The Company agreed to pay $150,000 in cash at closing and $1,280,000 in the form of a non-interest-bearing promissory note (see Note 7). Payments due under the promissory note are payable at intervals through December 9, 2002.

The purchase price of $1,459,978, including direct acquisition costs of $70,223, was allocated as follows:

Accounts receivable                $        18,566
Furniture and equipment                     64,350
Speech software technology                 935,000
Customer relationships                     306,000
Trademark                                   42,000
Goodwill                                    94,062
                                   ----------------
Total Purchase Price               $     1,459,978
                                   ================

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Sale of the HealthCare Solutions Group - On September 1, 1999, the Company completed a sale of the operations and a significant portion of the assets of the Health Care Solutions Group ("HSG") to Lernout & Hauspie Speech Products N.V. ("L&H") for up to $28,000,000. Of this sales price, $21,500,000, less certain credits of $194,018, was received at closing, and $2,500,000 was held in an 18 month escrow account in connection with the representations and warranties made by the Company in the sales transaction. All of the funds were released from escrow by March 29, 2001. Another $4,000,000 of the sales price was to be contingently paid as an earnout in two installments of $2,000,000 each over two years based on the performance of the HSG. To date, no earnout has been received and, because of the bankruptcy filing of L&H, it is unlikely that any earnout will be received in the future. The assets sold included inventory, property and equipment, certain prepaid expenses, purchased core technology and other assets. Additionally, L&H assumed the capital and operating lease obligations related to the HSG and the obligations related to certain deferred revenues.

Upon the closing of the sale of HSG, the Company discontinued the operations of the HSG. The results of operations of the HSG have been reported separately as discontinued operations in the accompanying 1999 consolidated statement of operations. Revenues from the HSG's operations were $1,726,262 for the period from January 1, 1999 through September 1, 1999, the date of the sale. These amounts have not been included in revenues in the accompanying 1999 consolidated statement of operations, but are included in the operating loss from discontinued operations.

3.  CONVERTIBLE NOTES RECEIVABLE

Through November 30, 2001, the Company loaned $455,000 under the terms of convertible promissory notes to an unrelated entity (the "Borrower") with whom the Company is engaged in development activities. The notes were unsecured, bore interest at an annual rate of 7.5 percent, and were to mature 120 days from the issuance date of each note. The Borrower is a provider of natural-language-understanding solutions for customer resource management applications. Fonix speech-enabling technology is a component of these solutions.

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

4.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:


Furniture and fixtures               5 years
Computer equipment                   3 to 5 years
Leasehold improvements               1.5 to 8 years

Leasehold improvements are amortized over the shorter of the useful life of the applicable asset or the remaining lease term. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are included in the consolidated statements of operations in the year of disposition.

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Depreciation expense was $383,982, $635,783 and $905,900 for the years ended December 31, 2001, 2000 and 1999, respectively. Property and equipment consisted of the following at December 31, 2001 and 2000:


                                                                           2001                    2000
                                                                    ------------------      ------------------
Computer equipment                                                  $       1,166,731       $       1,193,942
Furniture and fixtures                                                        959,069                 851,436
Leasehold improvements                                                         92,319                 118,621
                                                                    ------------------      ------------------
                                                                            2,218,119               2,163,999
Less accumulated depreciation and amortization                             (1,314,960)             (1,445,288)
                                                                    ------------------      ------------------
Net Property and Equipment                                          $         903,159       $          718,711
                                                                    ==================      ==================

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

Note Receivable - In connection with the collaboration agreement with Audium, in February and May 2001, the Company advanced an aggregate of $400,000 to Audium as a bridge loan (the "Audium Note"). The loan bears interest at a rate of 5 percent per year, has a term of four years and is convertible into shares of Audium Series A Convertible Preferred Stock ("Audium Preferred Stock"). The Audium Note is convertible into shares of Audium Preferred Stock at a price of $1.46 per share in the event of (i) Audium's raising an additional $2,000,000 prior to October 6, 2002, (ii) Audium's merger or consolidation, (iii) a qualified public offering of Audium's common stock, (iv) an event of default under a note payable from Fonix (see Fonix Note below), or (v) Audium's aggregate gross revenues for the months of January through June 2003 exceeding $1,000,000. The Audium Note is secured by Audium's intellectual property. Further, at the closing, Audium granted the Company a fully paid, worldwide, non-exclusive license to Audium's software to make, manufacture, and use the software and any derivative works if Audium declares bankruptcy or ceases to do business.

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

Investment in Affiliate - In April 2001, the Company closed a stock purchase agreement with Audium, wherein the Company agreed to purchase up to $2,800,000 of Audium Preferred Stock at a price of $1.46 per share. At closing, the Company paid $200,000 in cash and gave Audium a non-interest bearing note (the "Fonix Note") for the remaining $2,600,000. Interest on the Fonix Note was imputed at 12 percent resulting in a present value of $2,370,348. The resulting purchase price of the Audium Preferred Stock was $2,570,348.

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

At closing, Audium issued 14 Audium Preferred Stock certificates to Fonix, each certificate for 136,986 shares, and delivered one certificate in exchange for the initial payment of $200,000. The remaining certificates are held by Audium as collateral for the Fonix Note under the terms of a security agreement. For each payment of $200,000 or multiple

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


payments that aggregate $200,000, Audium will release to Fonix one certificate for 136,986 shares of Audium Preferred Stock.

The difference between the total purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit at the time of the purchase was $2,700,727, which was allocated to capitalized software technology. The excess purchase price allocated to the capitalized software technology is being amortized on a straight- line basis over a period of eight years.

On April 11, 2001, and through December 31, 2001, the Company's investment in Audium represented 26.7 percent of Audium's voting stock. Audium has incurred losses since the Company acquired the Audium Preferred Stock and as such, Audium does not have the ability to declare or pay preferred dividends on the Preferred Stock. As a result, the Company accounts for its investment in Audium using the equity method of accounting. The Company recognized a loss of $372,513 in the accompanying consolidated statements of operations consisting of $97,789 to reflect the Company's share of Audium's net loss for the period from April 11, 2001, through December 31, 2001, and $274,724 for the amortization of the difference between the purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit that is amortized on a straight-line basis over a period of eight years.

The investment in Audium does not provide the Company with rights to any technology developed by Audium; the Company must obtain a license should it choose to do so. The Company would not own an interest sufficient to control Audium, even if the Company were to convert the Audium Note to Audium Preferred Stock, and still would not benefit directly from the research and development being done by Audium. As a result, management has determined that it is appropriate to account for the investment, which represents 26.7 percent of Audium's voting stock, under the equity method and not as a research and development arrangement.

A summary of the results of Audium's operations for the year ended December 31, 2001, and net assets as of December 31, 2001, is as follows:

        Net sales                      $            466,949
        Loss from operations                       (820,912)
        Net loss                                   (862,274)

        Current assets                 $            539,464
        Total assets                              1,458,882
        Current liabilities                         625,544
        Total liabilities                         1,048,139
        Net assets                                  410,743

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

At December 31, 2001, the Company assessed the realizability of the investment in Audium and the Company wrote down the investment by $823,275. The write-down was a result of a decrease in the estimated cash flows expected to be realized from the investment due to overall decline in the economy and the potential impact on related markets for Audium's products.

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note Payable to Affiliate - The Fonix Note is payable in 13 monthly installments of $200,000 beginning on June 1, 2001, and bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. No events of default have occurred to date. The Fonix Note is secured by shares of Audium Preferred Stock as described above.

Through September 30, 2001, three payments of $200,000 were made on the Fonix Note. Effective October 1, 2001, the terms of the Fonix Note were modified to reduce the monthly payments to the following amounts: $75,000 for September 2001, $100,000 for October 2001, $125,000 for November 2001 and $150,000 for
December 2001 and January 2002. Thereafter, monthly payments of $200,000 are scheduled through August 2002. No other terms of the original Fonix Note were affected by the modification. Subsequent to December 31, 2001, payments have been made as required by the modified terms.

Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent and the Company recorded a present value of $2,370,348 for the note payable. For the year ended December 31, 2001, the Company recorded interest expense of $164,405 related to this note.

6. INTANGIBLE ASSETS

Intangible Assets - Intangible assets consisted of the following at December 31, 2001 and 2000. The intangible assets were amortized on a straight-line basis over the estimated useful lives indicated. The useful lives presented are prior to their reassessment under SFAS No. 142 on January 1, 2002, as discussed below:


                                        Useful Life                       2001                      2000
                                  ------------------------       ----------------------     ---------------------
Goodwill                               8 to 10 years             $           4,926,902      $           4,832,840
Less accumulated amortization                                               (2,295,598)               (1,691,494)
                                                                 ----------------------     ---------------------
Net Goodwill                                                     $           2,631,304      $           3,141,346
                                                                 ======================     =====================

Speech software technology             8 to 10 years             $             978,582      $         11,192,000
Handwriting recognition software
technology                                   --                                    --                  3,602,750
Customer relationships                    10 years                             306,000                        --
Trademarks                                10 years                              42,000                        --
Patents                                   5 years                              164,460                   164,460
                                                                 ----------------------     ---------------------
                                                                             1,491,042                14,959,210
Less accumulated amortization                                                 (145,522)               (5,158,792)
                                                                 ----------------------     ---------------------
Net Other Intangible Assets                                      $            1,345,520     $          9,800,418
                                                                 ======================     =====================


Goodwill resulted from the purchase of assets from Force Computers, Inc., and from the acquisition of AcuVoice, Inc. Goodwill amortization expense was $604,105, $604,105, and $604,105 during the years ended December 31, 2001, 2000, and 1999, respectively. Speech software technology amortization expense was $1,824,440, $1,824,440, and $1,984,791 during the years ended December 31, 2001,
2000, and 1999, respectively, and was charged to cost of revenues. The cost of patents include direct costs incurred by the Company in applying for patents covering its internally developed speech software technologies. Patent amortization expense was $24,946, $29,284, and $29,284 during the years ended December 31, 2001, 2000, and 1999, respectively, and was charged to selling, general and administrative expense.

The carrying values of the Company's long-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, the Company projects undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, the carrying value

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of long-lived assets, other than software technology, are reduced by the estimated excess of the carrying value over the projected discounted cash flows.

The speech software technology was tested for impairment in December 2001. Due to the down-turn in the software industry and the U.S. economy, operating losses and cash used in operating activities during the fourth quarter of 2001 were greater than anticipated. Based on that trend, management revised estimated net future cash flows from the technology, which resulted in recognition of an impairment loss of $5,832,217 during the fourth quarter of 2001. The impairment loss was charged to cost of revenues.

During the fourth quarter of 2001, management of the Company determined that its handwriting recognition software ("HWR") technology was impaired. Without immediate customer prospects or current license agreements, management has chosen not to provide further funding to develop or market the HWR technology. Accordingly, the unamortized balance of $2,056,295 was recorded in cost of revenues in 2001.

Adoption of SFAS No. 142 - The Company adopted the provisions of SFAS No. 142 on January 1, 2002. Under the new standard, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. The Company has reassessed the estimated useful lives of other intangible assets and will continue to amortize the costs of those assets over their estimated useful lives. As of January 1, 2002, amortized intangible assets consisted of the following:



                                                          Gross Carrying                       Accumulated
                                                              Amount                          Amortization
                                                    ---------------------------     --------------------------------
Speech software technology                          $                   978,582     $                           --
Customer relationships                                                  306,000                                 --
Patents                                                                 164,460                              145,522
                                                    ---------------------------     --------------------------------

Total                                               $                 1,449,042     $                        145,522
                                                    ===========================     ================================


Intangible assets not subject to amortization as of January 1, 2002 consisted of goodwill with a net carrying value of $2,631,304 and trademarks with a carrying value of $42,000. These assets are considered to have indefinite useful lives.

Except for capitalized speech software technology that is amortized on the basis described in Note 1, amortization of intangible assets subject to amortization is computed on a straight-line basis over their estimated useful lives, which range from one to ten years. As of January 1, 2002, the weighted-average estimated remaining amortization periods were as follows: total - 9.7 years; speech software technology - 9.7 years; customer relationships - 10.0 years; and patents - 0.6 years. Intangible assets subject to amortization will not have any significant residual value at the end of their estimated useful lives. As of January 1, 2002, estimated amortization of intangible assets for the following five years is as follows:


For the Years Ending December 31:                          Amount
                                                    ---------------------
                       2002                            $          153,933
                       2003                                       134,996
                       2004                                       134,996
                       2005                                       134,996
                       2006                                       124,100

During 2002, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess the Company's goodwill for impairment. The resulting appraisal indicated no impairment and goodwill was not considered impaired. However, should the Company's marketing and sales plans not materialize in the near term, the realization of the Company's goodwill and other intangible assets could be severely and negatively impacted.

The effects on loss before extraordinary item, net loss and basic and diluted loss per share of excluding goodwill amortization for the years ended December 31, 2001, 2000, and 1999 are as follows:



                                                                           2001               2000                1999
                                                                     ----------------   ----------------    -----------------
Loss before extraordinary item, as reported                          $   (31,059,791)   $   (22,810,677)    $    (22,136,276)
Loss before extraordinary item, excluding goodwill amortization      $   (30,455,686)   $   (22,206,572)    $    (21,532,171)
                                                                     ================   ================    =================
Net loss, as reported                                                $   (31,059,791)   $   (22,761,229)    $    (21,662,419)
Add back goodwill amortization                                               604,105            604,105              604,105
                                                                     ----------------   ----------------    -----------------
Net loss, excluding goodwill amortization                            $   (30,455,686)   $   (22,157,124)    $    (21,058,314)
                                                                     ================   ================    =================
Basic and diluted loss per share:
Loss before extraordinary item, as reported                          $         (0.13)   $         (0.16)    $          (0.32)
Loss before extraordinary item, excluding goodwill amortization      $         (0.13)   $         (0.16)    $          (0.31)
                                                                     ================   ================    =================
Net loss, as reported                                                $         (0.13)   $         (0.16)    $          (0.31)
Net loss, excluding goodwill amortization                            $         (0.13)   $         (0.16)    $          (0.30)
                                                                     ================   ================    =================

7.  PROMISSORY NOTE

As discussed in Note 2, the Company entered into an Asset Purchase Agreement with Force Computers, Inc. ("Force"). As part of the consideration for the purchase price Fonix issued a non-interest bearing promissory note on December 14, 2001 in the amount of $1,280,000. Installment payments under the note are due over the 12 month period following the date of purchase. Management determined that a seven percent annual interest rate reflects the risk characteristics of this promissory note. Accordingly, interest has been imputed at seven percent and the Company recorded a discount of $40,245 for the note payable. From the purchase date through December 31, 2001, the Company recorded interest expense of $4,098 related to this promissory note.

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

8.  RELATED-PARTY NOTES PAYABLE

In connection with the acquisition of certain entities in 1998, the Company issued unsecured demand notes payable to former stockholders of the acquired entities in the aggregate amount of $1,710,000. Demands for payment on the notes were made as follows: $1,190,000 on February 28, 1999, $180,000 on April 30, 1999 and $340,000 on September 30, 1999, and bore interest at six percent after their due date. The Company did not make payments on the due dates pending the result of certain legal actions undertaken by the Company. In September 1999, the actions were settled resulting in cancellation of certain portions of the promissory notes totaling $1,632,375 upon payment to certain former shareholders of $1,217,384 and the return of 970,586 shares of restricted Class A common stock previously issued in connection with

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the acquisition. Of the notes payable, $77,625 remain unpaid as of December 31, 2001. During 2000, the holders of these notes made demand for payment and the Company is negotiating with the holders of these notes to reduce the outstanding balance.

9.  SERIES C CONVERTIBLE DEBENTURES

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

The obligations of the Company for repayment of the debentures, as well as its obligation to register the common stock underlying the potential conversion of the debentures and the exercise of the warrants issued in these transactions, were personally guaranteed by two executive officers and directors and one former executive officer and director (the "Guarantors"). These personal guarantees were secured by a pledge of 6,000,000 shares of Fonix Class A common stock beneficially owned by the Guarantors. The Company entered into an indemnity agreement with the Guarantors relating to this and other guarantees and pledges (see Note 14).

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

10. PREFERRED STOCK

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

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Series D Convertible Preferred Stock - During 1998, the Company entered into an agreement with investors whereby the Company issued 550,000 shares of Series D convertible preferred stock for $11,000,000. Additionally, the Company issued to certain investors a total of 608,334 shares of Series D convertible preferred stock in return for their relinquishment of their contractual right to receive shares in connection with a March 1998 private placement offering and as a cost of the Series D convertible preferred stock placement. Dividends accrued on the stated value ($20 per share) of Series D convertible preferred stock at the rate of four percent per year, were payable annually or upon conversion, in cash or Class A common stock, at the option of the Company, and were convertible into shares of Class A common stock at the holders' option any time. In the event of liquidation, the holders of the Series D convertible preferred stock were entitled to an amount equal to the stated value ($20 per share) plus accrued but unpaid dividends whether declared or not. The holders of Series D convertible preferred stock had no voting rights. Shares of Series D convertible preferred stock, together with dividends accrued thereon, could be converted into shares of Class A common stock at the lesser of: $3.50 per share; or the lesser of 110 percent of the average per share closing bid price for the 15 trading days immediately preceding the date of issuance of the shares of Series D convertible preferred stock; or 90 percent of the average of the three lowest per share closing bid prices during the 22 trading days immediately preceding the conversion date. If the holders had converted at the $3.50 per share price, the Company was obligated to issue warrants to purchase 0.8 shares of Class A common stock for each share of Series D convertible preferred stock converted to common stock. Using the conversion terms most beneficial to the holders, the Company recorded a preferred stock dividend of $3,638,147 for the beneficial conversion feature of the Series D convertible preferred stock.

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

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

11.  CONVERTIBLE PROMISSORY NOTE AND EQUITY LINES OF CREDIT

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

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


by the Company within two trading days after the seven trading-day period.

From its inception through December 31, 2000, draws taken under the Equity Line, excluding the Initial Investment Amount, amounting to $3,973,508 were converted into 12,492,680 shares of Class A common stock. During 2001, draws amounting to $5,510,000, less commissions and related fees of $165,300, were converted into 26,353,141 shares of Class A common stock. Subsequent to December 31, 2001, additional draws amounting to $3,633,817, less commissions and fees of $109,015, were converted into 40,692,920 shares of Class A common stock. As of December 6, 2002, $1,382,676 of credit remains available to be drawn on the Equity Line.

Second Equity Line of Credit - In April 2001, the Company entered into a second private equity line agreement (the "Second Equity Line") with the Equity Line Investor. Under the Second Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the initial Equity Line.

From the inception of the Second Equity Line through December 31, 2001, draws under the Second Equity Line amounting to $13,425,000, less commissions and fees of $497,750, were converted to 118,013,005 shares of Class A common stock. Subsequent to December 31, 2001, additional draws amounting to $5,728,846, less commissions and fees of $171,865, were converted into 93,586,995 shares of Class A common stock. As of December 6, 2002, $846,154 remains available to be drawn on the Second Equity Line.

12.  COMMON STOCK AND COMMON STOCK SUBJECT TO REDEMPTION

Common Stock - On July 12, 2002, shareholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized capital stock of the Company to include 800,000,000 shares of Class A Common Stock.

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

During 2000, the Company issued 65,959,861 shares of Class A common stock. Of such shares, 34,164,562 shares were issued upon the conversion of convertible debentures with related interest and preferred stock with related dividends, 24,037,455 were issued upon conversion of draws on the Equity Line and 2000 Note, 1,067,061 shares were issued upon the exercise of warrants, options and stock appreciation rights, 4,568,569 shares were issued upon exercise of repricing rights (see below), 260,145 shares were issued upon the settlement of litigation (see Note 18), and 1,862,069 were issued to consultants as consideration for services rendered.

During 1999, the Company issued 60,181,431 shares of Class A common stock. Of such shares, 52,981,431 shares were issued upon the conversion of preferred stock and related dividends, 6,000,000 were issued as replacement shares under an indemnification agreement in favor of the Guarantors (see Notes 9 and 14) and 1,200,000 were issued to consultants as consideration for services rendered. The Company canceled 970,586 shares of Class A common stock that were returned in connection with the settlement with the former shareholders of an acquired entity (see Note 8). At the annual meeting of shareholders held on October 29, 1999, issuance of Class B non-voting common stock was approved by the shareholders of the Company. Also approved was an increase in the number of common shares authorized from 100,000,000 to 300,000,000 and in the number of preferred shares authorized from 20,000,000 to 50,000,000.

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

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

13. STOCK OPTIONS AND WARRANTS

Common Stock Options - In 1998, the Company's board of directors and shareholders approved the 1998 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance was 10,000,000. In 2000, the Company's board of directors

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


approved an increase in the number of shares under the Plan from 10,000,000 to 20,000,000. As of December 31, 2001, the number of shares available for grant under this plan was 1,388,493.

In 1997, the Company's board of directors approved the 1997 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance is 7,500,000. As of December 31, 2001, the number of shares available for grant under this plan was 3,647,997.

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

In 1996, the Company's board of directors approved a Long-Term Stock Investment and Incentive Plan for officers, key employees and other persons acting on behalf of the Company under which the aggregate number of shares authorized for issuance is 900,000. The exercise price of these options is the closing market price of the Class A common stock on the date the options are granted. The term of the plan is 10 years and options are subject to a three-year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised each year. As of December 31, 2001, the number of shares available for grant under this plan was 861,000.

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

A summary of options granted under the Company's various stock option plans for the years ended December 31, 2001, 2000 and 1999 is presented below:



                                                  2001                         2000                               1999
                                        -----------------------------  ----------------------------  ------------------------------
                                                             Weighted                      Weighted                      Weighted
                                                              Average                      Average                        Average
                                             Stock           Exercise     Stock            Exercise      Stock           Exercise
                                            Options            Price     Options            Price       Options            Price
                                        --------------   ------------  -----------   --------------  -------------  ---------------
  Outstanding at beginning of the year    19,857,700     $       2.97   14,355,900   $        4.06    15,877,782    $        4.10
       Granted                             8,134,950             0.22    7,116,067            0.65     1,294,000             1.31
       Exercised                            (35,000)             0.39    (938,697)            1.00            --               --
       Forfeited or canceled             (3,878,837)             4.23    (675,570)            4.59   (2,815,882)             3.01
                                        --------------                 -----------                   -------------
  Outstanding at end of the year          24,078,813             1.84   19,857,700            2.97    14,355,900             4.06
                                        ==============                 ===========                   =============
  Exercisable at the end of the year      16,981,906             2.50   18,923,001            3.07    13,484,237             4.20
                                        ==============                 ===========                   =============

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  A summary of options outstanding and options exercisable under the Company's various stock option plans at December 31, 2001 is presented below:



                         Options Outstanding                                     Options Exercisable
                                         Weighted
                                          Average         Weighted                              Weighted
                                         Remaining        Average                                Average
     Range of            Number         Contractual       Exercise              Number          Exercise
  Exercise Prices     Outstanding          Life            Price             Exercisable          Price
-----------------    ----------------  --------------   ---------------    ------------------  ---------------
    $ 0.07-1.00           12,887,110     8.9 years      $        0.32              5,881,866   $       0.41
     1.01-1.78             5,028,800     7.9 years               1.12              4,937,137           1.12
     2.97-4.06             1,893,000     4.6 years               3.95              1,893,000           3.95
     5.06-6.00               801,000     5.9 years               5.68                801,000           5.68
     6.50-8.50             3,468,903     5.5 years               6.51              3,468,903           6.51
                     ----------------                                      ------------------
    $ 0.07-8.50           24,078,813     7.8 years               1.84             16,981,906           2.50
                     ================                                      ==================





  Had compensation expense for these options been determined in accordance with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss per common share would have been increased to the pro forma amounts indicated below for the years ended December 31, 2001, 2000, and 1999:


                                                       2001               2000                1999
                                                  ---------------    ----------------    -----------------
  Net loss attributable to common stockholders:
              As reported                         $  (31,069,072)    $   (26,097,081)    $  (23,773,026)
           Pro forma                                 (31,909,481)        (30,602,028)       (28,567,009)
  Basic and diluted net loss per common share:
              As reported                         $        (0.13)    $         (0.16)    $        (0.31)
           Pro forma                                       (0.13)              (0.19)             (0.37)


  The weighted average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 were $0.19, $0.64 and $1.31, respectively.

  The fair value of options and warrants is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during 2001, 2000 and 1999:




                            2001        2000      1999
                           ------      ------    -----
  Risk-free interest rate  4.66%       6.08%     5.70%
  Expected dividend yield   0.0%        0.0%      0.0%
  Expected exercise lives   years     5 years   5 years
  Expected volatility       132%        130%      102%

  The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change the estimated fair value amounts could be significantly different.

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Warrants - A summary of warrants granted by the Company during the years ended December 31, 2001, 2000 and 1999 is presented below:

                                               2001                        2000                         1999
                                       -------------------------   ---------------------------   --------------------------
                                                      Weighted                       Weighted                   Weighted
                                                      Average                        Average                     Average
                                                      Exercise                       Exercise                   Exercise
                                        Shares         Price          Shares          Price         Shares        Price
Outstanding at beginning of the year     3,470,000  $   2.06        3,025,000     $    2.71       1,925,000     $   13.08
     Granted                               250,000      0.33          945,000          0.93       2,250,000          0.66
     Exercised                                  --        --         (300,000)         0.93             --           --
     Forfeited                           (845,000)      0.92         (200,000)         8.13      (1,150,000)        16.06
                                       -----------                 ------------                  -------------
Outstanding at end of the year          2,875,000       2.25        3,470,000          2.06       3,025,000          2.71
                                       ===========                 ============                  =============
Exercisable at end of the year          2,875,000       2.25        3,470,000          2.06       2,525,000          3.16
                                       ===========                 ============                  =============



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

  14.  RELATED-PARTY  TRANSACTIONS

  Purchase of Technology Rights - In February 2000, the Company entered into an agreement to purchase from an executive officer and director of the Company, all of his rights and interests in certain methods and apparatus for integrated voice and pen input for use in computer systems. In payment for this technology, the Company granted the executive officer warrants to purchase 600,000 shares of the Company's Class A common stock at an exercise price of $1.00 per share. The warrants expire on February 10, 2010, and were valued at $474,000 using a Black-Scholes option pricing model. This amount was recorded as in-process research and development expense in 2000. Also, the Company granted the executive officer the right to repurchase the technology from the Company at fair market value if the Company subsequently determines not to commercialize the technologies.

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

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  interest at 10 percent per annum, for all costs associated with meeting the guarantee commitment, including any income taxes resulting therefrom.

  Subsequent to the March 1999 Series C debenture issuance, the holders of the Series C debentures notified the Company and the Guarantors that a default had occurred under certain terms of the stock pledge agreement and that the holders had sold the 6,000,000 shares pledged by the Guarantors. The proceeds from the sale of the pledged shares were applied to certain penalties incurred on the Series D preferred stock (held by a related group of investors) and the remainder was applied to reduce the principal balance of the Series C convertible debentures as of September 30, 1999 (see Note 9). Under its indemnity agreement with the Guarantors, the Company issued 6,000,000 replacement shares to the Guarantors for the shares sold and reimbursed the Guarantors for resulting costs. Accordingly, the Company recorded an expense of $1,296,600 during 1999.

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

  15.  RESEARCH AND PRODUCT DEVELOPMENT

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

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

  On February 26, 2001, Fonix agreed to provide to Advocast an additional $100,000 of financing under the terms of a six percent secured convertible debenture due February 26, 2002.. Fonix advanced $57,498 under the debenture. The debenture was convertible into shares of Advocast common stock at a rate of $8.62 per share at the option of Fonix. Furthermore, Fonix had the right to convert its Advocast Preferred Stock into additional principal under the debenture at a rate of $25 per share of Advocast Preferred Stock. If converted, the resulting balance due under the debenture was subject to the same terms of conversion into Advocast common stock or became due and payable six months following the original due date of the convertible debenture. Advocast and Fonix also agreed that Advocast would provide consulting services to Fonix for development of Internet applications of the Company's technologies. The term of the agreement was three months and could be renewed at the Company's option for an additional three months. Fonix paid $30,000 to Advocast pursuant to the consulting agreement.

  On June 18, 2001, Fonix canceled the debenture, terminated the consulting agreement, agreed that Advocast could redeem the Advocast Preferred Stock owned by Fonix and issued warrants to Advocast for the purchase of 250,000 shares of Fonix Class A common stock at an exercise price of $0.33 per share in return for a perpetual, fully paid-up, nonexclusive license to certain technology developed by Advocast for Internet speech applications. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate 4.2%, expected dividend yield of 0%, volatility of 130%, and expected life of 3.0 years. The $0.25 fair value per share or $62,500 was recorded as product development costs on the date of the transaction. Fonix has no further obligation to provide funding, management consultation and development services, or technology to Advocast.

  16.  INCOME TAXES

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

  The temporary differences and carryforwards which give rise to the deferred income tax assets as of December 31, 2001 and 2000 are as follows:

  Deferred income tax assets:                                                  2001                     2000
                                                                              ------                   -----
          Net operating loss carryforwards:
                  Federal                                                      $  31,039,516          $   24,673,999
                  State                                                            2,724,704               2,106,874
          Research and development credits                                         2,366,311               2,224,742
          Accrued liabilities                                                        800,197                 798,240
          Deferred revenues                                                          389,515                 274,689
          Other                                                                      229,641                  80,877
                                                                               -------------          --------------
          Total deferred income tax assets
          valuation
          allowance                                                               37,549,884              30,159,421
          Valuation allowance                                                   (37,549,884)           $(30,159,421)
                                                                               ------------            ------------
          Net deferred income tax assets                                       $          -            $          -
                                                                               =============           =============


  A reconciliation of income taxes at the federal statutory rate to the Company's effective rate is as follows:



                                                                   Year Ended December 31,
                                                               2001          2000         1999
                                                             ----------   ----------   -----------

Federal statutory income tax rate                               34.0 %       34.0 %       34.0 %
State and local income tax rate, net of federal benefit          3.3          3.3          3.3
Non-deductible items                                           (14.0)       (14.8)        (9.0)
Valuation allowance                                            (23.3)       (22.2)       (14.0)
                                                             ----------   ----------   -----------
Effective income tax rate                                        0.0 %        0.3 %       14.3 %
                                                             ==========   ==========   ===========

  17.  COMMITMENTS AND CONTINGENCIES

  Executive Employment Agreements - The Company has employment agreements with two executive officers that were initiated November 1, 1996 and amended effective January 31, 2000 to extend the term of the agreements and reduce

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

  Another executive officer of the Company resigned in January 1999 and his employment agreement was canceled. He subsequently entered into a separation agreement pursuant to which he was paid $250,000 per year for the years ended January 31, 2000 and 2001, and $100,000 for the year ended January 31, 2002. The Company has no further obligations to this former executive.

  During 2000, the Company entered into employment contracts with two other executive officers which expire in January 31, 2003. The minimum annual salaries required by these agreements total $460,000. The executive employees are also entitled to other normal benefits extended to executives and employees of the Company. In the event that, during the contract term, both a change of control occurs and, within six months after such change in control was to occurs, the executive officers' services are terminated by the Company for any reason other than cause, death or retirement, the executive officers shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within 30 days of termination. The agreements contain a non-disclosure, confidentiality, non-solicitation and non-competition clause. Under the terms of the non-competition clause, each executive has agreed that for a period of 18 months after the termination of his employment with the Company the executive will not engage in any capacity in a business which competes with or may compete with the Company.

  Other Employment Agreements - On January 23, 2001, the Company entered into an employment agreement with an employee under which the employee is paid an annual salary of $225,000 and received options to purchase 600,000 shares of the Company's Class A common stock at an exercise price of $0.49 per share. Vesting of the options was to occur over the term of the contract as follows:
  100,000 on January 23, 2001, 100,000 on November 30, 2001, 200,000 on November
  30, 2002, and 200,000 on November 30, 2003. The agreement was to expire November 30, 2003, but was terminated by mutual agreement.

  Professional Services Agreements - In 2001, the Company entered into a professional services agreement with a marketing consultant. The terms of the agreement require monthly payments of $20,000 for a period of 24 months. Also, in connection with the agreement, the Company issued options to purchase 500,000 shares of Class A common stock. Because the Company can cancel the agreement and all the services have yet to be provided, the measurement date for the options has yet to be determined, and the options will be revalued throughout the term of the agreement. At December 31, 2001 the options were valued at $0.06 per share using the Black-Scholes option pricing model assuming: a risk-free interest rate of 4.62 percent; expected dividend yield of 0 percent; expected exercise life of five years; and expected volatility of 130 percent. The resulting amount was recorded as deferred consulting expense and is being amortized into general and administrative expense over the period of service.

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

  In May 2000, the Company issued 250,000 shares of Class A common stock (having a market value of $312,500 at that

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

  Babel Infovox AB ("Infovox") is a Swedish telecommunications company that has developed multiple language capability for integration into TTS applications. In October 2000, the Company entered into a revenue sharing arrangement with Infovox that provides that Fonix will pay a percentage of revenue to Infovox for Fonix licenses of TTS technology that include languages other than American English provided by Infovox. In connection with this agreement, the Company has made prepayments of $20,000, against which payments due to Infovox are credited. Through December 31, 2001, the Company had credited $2,898 against this prepayment.

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

  The Company incurred rental expense, net of subleases, of $627,304, $413,382, and $764,930 during 2001, 2000, and 1999, respectively, related to these leases.

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

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  18. LITIGATION

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

  Clarke - In November 1998, Fonix filed a suit against John R. Clarke and Perpetual Growth Fund, a company affiliated with Clarke, in Federal Court for the Central District of Utah seeking a declaratory judgment that it did not owe any money to Clarke and Perpetual Growth relating to certain financing Fonix received during 1998 and thereafter. The case was tried in March 2001, after which the court ruled in favor of Fonix and determined that Clarke and Perpetual Growth had no claims for "trailing fees" with regard to the financings which were the subject of the suit. Clarke and Perpetual Growth have appealed the decision to the United States Court of Appeals for the Tenth Circuit, which affirmed the ruling of the trial court in Fonix's favor.

  Other - The Company is involved in various claims and proceedings arising in the ordinary course of business. Management believes, after consultation with legal counsel, that the ultimate disposition of these matters will not materially impact the consolidated financial position, liquidity or results of operations of the Company.

  19.  EMPLOYEE PROFIT SHARING PLAN

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

  20.  SIGNIFICANT CUSTOMERS

  Of the Company's revenue for 2001, $567,411 was from sources in the United States and $14,273 from South Korea. All of the Company's revenues for 2000 and 1999 were sourced from the United States. In 2001, no single customer generated more than 10 percent of the Company's total revenue. Of the $656,853 of revenues in 2000, $125,000 was from Motorola and $87,250 was from NuvoMedia, Inc. Of the $439,507 of revenues in 1999, $209,401 was from one customer, General Magic. No other customer accounted for more than 10 percent of the Company's total revenues for the years presented.

  21.  SUBSEQUENT EVENTS

  Convertible Notes Receivable - During 2002, the Company has advanced $920,000 to Unveil under the line of credit, bringing total draws on the line of credit to $1,530,000 through December 6, 2002. Also during 2002, the Company impaired the full value of the convertible note receivable and interest accrued thereon.

  Note Payable to Affiliate - The Company made payments of $562,500 on the note payable to Audium Corporation during 2002.

  Notes Payable - Related Parties - Two executive officers of the Company (the "Lenders") sold shares of the Company's Class A common stock owned by them and advanced the resulting proceeds amounting to $333,308 to the Company under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in Company operations. The advances bear interest at 10 percent per annum, and are payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, is due and payable on June

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  10, 2003. Any time after December 11, 2002, all or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company. The conversion price is the average closing bid price of the shares at the time of the advances. If converted, the conversion amount is divided by the conversion price to determine the number of shares to be issued to the Lenders. To the extent the market price of the Company's shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. A beneficial conversion feature of $14,917 was recorded as interest expense in connection with this transaction. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors. In October 2002, the Lenders pledged 1,234,622 shares of the Company's Class A common stock to the Equity Line Investor in connection with an advance of $182,676 to the Company under the Third Equity Line (see Note 7 below). The Equity Line Investor subsequently sold the pledged shares and applied the proceeds in reduction of the advance. The value of the pledged shares of $74,077 was treated as an additional advance from the Lenders.

  The aggregate advances of $407,385 are secured by the Company's intellectual property rights and other assets.

  Series D Convertible Debentures - On October 11, 2002, the Company entered into a Securities Purchase Agreement with Breckenridge Fund, LLC ("Breckenridge"), an unaffiliated third party, for the issuance of the Company's Series D 12% Convertible Debentures (the "Debentures") in the aggregate principal amount of $1,500,000. The outstanding principal amount of the Debentures is convertible at any time at the option of the holder into shares of the Company common stock at a conversion price equal to the average of the two lowest closing bid prices of the Company's Class A common stock for the twenty trading days immediately preceding the conversion date multiplied by 90%. The Debentures are due April 9, 2003. On the earlier of December 20, 2002, or 45 days after the effective date of this registration statement and prospectus (the "Initial Payment Date") and each 30-day anniversary of the Initial Payment Date, the Company is required to make principal payments of $250,000, plus accrued interest.

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

  In connection with the sale of the Debentures, the Company agreed to register the resale of shares of the Class A common stock underlying the Debentures, the Collateral Shares, and the Additional Shares.

  Common Stock - During 2002, the Company has issued 134,279,915 shares of Class A common stock in connection with draws on its equity lines of credit.

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