Form 10-Q/A
period 2002-03-31
FONIX CORP
filed 2002-12-18
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                 Amendment No. 1


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002

[ ]  Transition  Report  pursuant  to Section  13 or 15(d) of the  Securities
     Exchange Act of 1934 for the transition period from          to           .
                                                         ---------  -----------

                         Commission file number 0-23862

                                Fonix Corporation
             (Exact name of registrant as specified in its charter)

        Delaware                                        22-2994719
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

                                FONIX CORPORATION
                                    FORM 10-Q


                                EXPLANATORY NOTE

The purpose of this amendment to Fonix Corporation's Quarterly Report on Form 10-Q is to reflect the recognition of impairment losses relating to the Company's speech software technology and its investment in Audium Corporation. The unaudited Condensed Consolidated Financial Statements as of March 31, 2002, have been restated as discussed in the notes to the accompanying unaudited Condensed Consolidated Financial Statements.

This amendment does not reflect events occurring after the filing of the Quarterly Report on May 10, 2002, the original filing date of the Quarterly Report, or modify or update those disclosures as presented in the original Form 10-Q, except to reflect the restatement as described above, to clarify in Note 1 some of the Company's significant accounting policies, and to describe certain subsequents events in Note 8 to the unaudited Condensed Consolidated Financial Statements.



                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1.    Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - As of March 31, 2002
        and December 31, 2001                                                  2

Condensed Consolidated Statements of Operations and Comprehensive
        Loss for the Months Ended March 31, 2002 and 2001                      3

Condensed Consolidated Statements of Cash Flows for the
        Three Months Ended 31, 2002 and 2001                                   4

Notes to Condensed Consolidated Financial Statements                           6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          12


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  17

Item 2.    Changes in Securities                                              17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         17

Item 4.    Submission of Matters to a Vote of Security Holders                18

Item 6.    Exhibits and Reports on Form 8-K                                   18

                                Fonix Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS
                                                                                                  March 31,         December 31,
                                                                                                    2002                2001
                                                                                              -----------------   -----------------
Current assets:
       Cash and cash equivalents                                                              $        648,027    $        201,401
       Common stock subscriptions receivable                                                         1,064,970             852,970
       Accounts receivable                                                                              11,370              32,210
       Inventory                                                                                        41,373              37,154
       Prepaid expenses and other current assets                                                       237,308             145,389
                                                                                              -----------------   -----------------

            Total current assets                                                                     2,003,048           1,269,124

Property and equipment, net of accumulated depreciation of $1,402,934 and
        $1,314,960, respectively                                                                       843,575             903,159

Convertible note receivable                                                                          1,285,000             630,000

Investment in and note receivable from affiliate, net of unamortized discount of $73,173 and
        $77,691, respectively                                                                        1,587,433           1,696,869

Intangible assets, net of accumulated amortization of $184, 636 and $145,522, respectively           1,306,406           1,345,520

Goodwill, net of accumulated amortization of $2,295,598 in 2002 and 2001                             2,631,304           2,631,304

Other assets                                                                                           123,008             123,052
                                                                                              -----------------   -----------------

            Total assets                                                                      $      9,779,774    $      8,599,028
                                                                                              =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
       Note payable to affiliate, net of unamortized discount of $31,054                      $        968,946    $      1,484,753
       Note payable, net of unamortized discount of $19,110                                            800,890           1,239,755
       Notes payable - related parties                                                                  77,625              77,625
       Accounts payable                                                                                754,592           1,085,711
       Accrued liabilities                                                                           1,355,884             981,066
       Accrued liabilities - related parties                                                         1,443,300           1,451,633
       Deferred revenues                                                                             1,213,524           1,049,849
                                                                                              -----------------   -----------------

            Total current liabilities                                                                6,614,761           7,370,392
                                                                                              -----------------   -----------------

Commitments and contingencies (Notes 1, 3, and 5)

Stockholders' equity:
       Preferred stock, $0.0001 par value; 50,000,000 shares authorized; Series
            A, convertible; 166,667 shares outstanding
                 (aggregate liquidation preference of $6,055,012)                                      500,000             500,000
       Common stock, $0.0001 par value; 800,000,000 shares authorized;
            Class A voting, 463,280,512 and 350,195,641 shares outstanding, respectively                46,328              35,020
            Class B non-voting, none outstanding                                                             -                   -
       Additional paid-in capital                                                                  179,248,199         171,985,508
       Outstanding warrants to purchase Class A common stock                                         2,736,400           2,832,400
       Deferred consulting expenses                                                                    (13,888)            (17,777)
       Cumulative foreign currency translation adjustment                                                1,969               2,841
       Accumulated deficit                                                                        (179,353,995)       (174,109,356)
                                                                                              -----------------   -----------------

            Total stockholders' equity                                                               3,165,013           1,228,636
                                                                                              -----------------   -----------------

            Total liabilities and stockholders' equity                                        $      9,779,774    $      8,599,028
                                                                                              =================   =================


     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                                      Three Months Ended March 31,
                                                                                 ----------------------------------------
                                                                                       2002                  2001
                                                                                 ------------------   -------------------
Revenues                                                                         $         298,785    $          132,713
Cost of revenues                                                                            44,104               463,109
                                                                                 ------------------   -------------------

      Gross profit                                                                         254,681              (330,396)
                                                                                 ------------------   -------------------

Expenses:
      Selling, general and administrative                                                3,221,753             2,144,586
      Product development and research                                                   2,126,151             1,656,309
      Amortization of intangible assets                                                      7,650               152,683
                                                                                 ------------------   -------------------

           Total expenses                                                                5,355,554             3,953,578
                                                                                 ------------------   -------------------

Loss from operations                                                                    (5,100,873)           (4,283,974)
                                                                                 ------------------   -------------------

Other income (expense):
      Interest income                                                                       27,935                38,249
      Interest expense                                                                     (57,748)               (2,892)
                                                                                 ------------------   -------------------

           Total other income (expense), net                                               (29,813)               35,357
                                                                                 ------------------   -------------------

Loss from operations before equity in net loss of affiliate                             (5,130,686)           (4,248,617)

Equity in net loss of affiliate                                                           (113,954)                    -
                                                                                 ------------------   -------------------

Net loss                                                                                (5,244,640)           (4,248,617)

Other comprehensive loss - foreign currency translation                                       (872)                    -
                                                                                 ------------------   -------------------

Comprehensive loss                                                               $      (5,245,512)   $       (4,248,617)
                                                                                 ==================   ===================


Basic and diluted net loss per common share                                      $           (0.01)   $            (0.02)
                                                                                 ==================   ===================

     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                               Three Months Ended March 31,
                                                                                            ------------------------------------
                                                                                                 2002                2001
                                                                                            ----------------   -----------------
Cash flows from operating activities:
      Net loss                                                                              $    (5,244,640)   $     (4,248,617)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
          Non-cash compensation expense related to issuance of stock options                          3,889                   -
          Accretion of discount on note receivable from affiliate                                    (4,518)                  -
          Accretion of discount on note payable to affiliate                                         34,193                   -
          Accretion of discount on note payable                                                      21,135                   -
          Depreciation and amortization                                                             127,137             711,691
          Equity in net loss of affiliate                                                           113,954                   -
          Changes in assets and liabilities:
             Accounts receivable                                                                     20,840             131,872
             Inventory                                                                               (4,219)                  -
             Prepaid expenses and other current assets                                              (91,919)            (92,365)
             Funds held in escrow                                                                         -             151,006
             Other assets                                                                                44             (84,025)
             Accounts payable                                                                      (331,119)           (152,900)
             Accrued liabilities                                                                    390,566               5,698
             Accrued liabilities - related party                                                     (8,333)            (37,500)
             Deferred revenues                                                                      163,675             220,745
             Cumulative foreign currency translation adjustment                                        (738)                  -
                                                                                            ----------------   -----------------

          Net cash used in operating activities                                                  (4,810,053)         (3,394,395)
                                                                                            ----------------   -----------------

Cash flows from investing activities:
      Issuance of notes receivable                                                                 (655,000)           (200,000)
      Purchase of property and equipment                                                            (28,573)           (189,787)
      Proceeds from sale of Healthcare Solutions Group                                                    -           2,000,000
                                                                                            ----------------   -----------------

          Net cash used in investing activities                                                    (683,573)          1,610,213
                                                                                            ----------------   -----------------

Cash flows from financing activities:
      Proceeds from sale of Class A common stock, net                                             6,113,029           2,919,700
      Receipt of common stock subscription receivable                                               852,970                   -
      Payments on note payable to affiliate                                                        (550,000)                  -
      Payments on note payable                                                                     (460,000)                  -
      Principal payments on capital lease obligation                                                (15,747)            (10,647)
                                                                                            ----------------   -----------------

          Net cash provided by financing activities                                               5,940,252           2,909,053
                                                                                            ----------------   -----------------

Net increase in cash and cash equivalents                                                           446,626           1,124,871

Cash and cash equivalents at beginning of period                                                    201,401           1,413,627
                                                                                            ----------------   -----------------

Cash and cash equivalents at end of period                                                  $       648,027    $      2,538,498
                                                                                            ================   =================


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

Business Conditions - The Company's revenues increased from $132,713 for the three months ended March 31, 2001 to $298,785 for the three months ended March 31, 2002. However, the Company has incurred significant losses since inception, including a loss of $5,244,640 for the three months ended March 31, 2002. The Company incurred negative cash flows from operating activities of $4,810,053 during the three months ended March 31, 2002. Sales of products and revenue from licenses based on the Company's technologies have not been sufficient to finance ongoing operations. As of March 31, 2002, the Company had negative working capital of $4,611,713 and an accumulated deficit of $179,353,995. The Company has limited capital available under its equity lines of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors, including the Company's success in (1) increasing license, royalty and services revenues, (2) raising sufficient additional funding and (3) minimizing operating costs. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months ended March 31, 2002 and 2001:


                                                          2002                         2001
                                               --------------------------   ----------------------------
                                                                Per Share                    Per Share
                                                   Amount         Amount        Amount        Amount
                                               ---------------- ---------   ---------------  -----------
Net loss                                       $   (5,244,640)              $  (4,248,617)

Preferred stock dividends                                  -                       (9,281)
                                               ----------------             --------------

Net loss attributable to common stockholders   $   (5,244,640)   $  (0.01)  $  (4,257,898)   $   (0.02)
                                               ================  =========  ==============   ==========

Weighted average common shares outstanding         390,617,578                 201,741,921
                                               ================             ==============


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

Deferred revenue at March 31, 2002, and December 31, 2001, consisted of the following:


                                                                                        March 31,             December 31,
Description                                   Criteria for Recognition                     2002                   2002
---------------------------         -----------------------------------           ----------------------  --------------------
Deferred unit royalties             Delivery of units to end users or
and licence fees                    expiration of contract                        $            1,050,234  $            945,814
Engineering projects not            Completion of work and acceptance
completed                           of completed work by customer                                125,000                62,500
Deferred customer                   Expiration of period covered by
support                             support agreement                                             38,290                41,535
                                                                                  ----------------------  --------------------
Total deferred revenue                                                            $            1,213,524  $          1,049,849
                                                                                  ======================  ====================

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

During the three months ended March 31, 2002, the Borrower drew $655,000 on the line of credit, bringing total draws on the line of credit to $1,285,000 as of March 31, 2002. Subsequent to March 31, 2002, the Borrower drew an additional $110,000 through May 10, 2002.

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

The difference between the total purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit at the time of the purchase was $2,700,727, which was allocated to completed core technology. The excess purchase price allocated to the completed core technology is being amortized on a straight- line basis over a period of eight years.

At March 31, 2002, the Company's investment in Audium represented 26.7 percent of Audium's voting stock. As a result, the Company accounts for its investment in Audium using the equity method of accounting. Accordingly, for the three months ended March 31, 2002, the Company recognized a loss of $113,954, consisting of $72,128 to reflect the Company's share of Audium's net loss for the three months ended March 31, 2002, and $41,825 for the amortization of the difference between the purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit that is amortized on a straight-line basis over a period of eight years.

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

Intangible assets consist of purchased core technology, customer relationships, trademarks, patents and goodwill arising from the purchase of assets from Force Computers, Inc., and the acquisition of AcuVoice, Inc. Also included are direct costs incurred by the Company in applying for patents covering its internally developed technologies. As of March 31, 2002 and December 31, 2001, amortized intangible assets consisted of the following:


                                                          March 31, 2002                             December 31, 2001
                                            ------------------------------------------  --------------------------------------------
                                                    Gross                                      Gross
                                                  Carrying            Accumulated             Carrying              Accumulated
                                                   Amount             Amortization             Amount              Amortization
                                            --------------------- --------------------  --------------------   ---------------------
Speech software technologies                $             978,582 $           (26,099)  $            978,582   $                  -
Customer relationships                                    306,000              (7,530)               306,000                      -
Patents                                                   164,460            (151,007)               164,460               (145,522)
                                            --------------------- --------------------  --------------------   ---------------------
Total                                       $           1,449,042 $          (184,636)  $          1,449,042   $           (145,522)
                                            ===================== ====================  ====================   =====================

In addition, the Company has trademarks not subject to amortization, recorded at a carrying value of $42,000 at March 31, 2002 and December 31, 2001. This asset is considered to have an indefinite useful life.

Amortization of intangible assets is computed on a straight-line basis over their estimated useful lives, which range from one to ten years. As of January 1, 2002, the weighted-average amortization periods were as follows: total - 9.7 years, speech software technologies - 9.7 years, customer relationships - 9.7 years, and patents - 0.6 years.

Intangible assets subject to amortization will not have any significant residual value at the end of their estimated useful lives. Estimated future amortization expense for intangible assets subject to amortization is as follows:


For the Year Ended December 31,                            Amount
--------------------------------                           ------
                     2002                              $  117,339
                     2003                                 134,996
                     2004                                 134,996
                     2005                                 134,996
                     2006                                 124,100

Accumulated amortization of goodwill was $2,295,598 at both March 31, 2002 and December 31, 2001. In accordance with the provisions of SFAS No. 142, the Company no longer amortizes goodwill.

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

Goodwill amortization expense was $152,683 during the three months ended March 31, 2001 and $604,105 each for the years ended December 31, 2001, 2000 and 1999, respectively. The effects on loss before extraordinary item, net loss and basic and diluted loss per share of excluding such goodwill amortization from the three months ended March 31, 2002 and 2001 and from the years ended December 31, 2001, 2000 and 1999 are as follows:


                                            For the Three Months Ended                 For the Years Ended December 31,
                                       ------------------------------------  -----------------------------------------------------
                                           March 31,          March 31,            2001               2000              1999
                                             2002               2001
                                       -----------------  -----------------  ------------------------------------- ---------------
Loss before extraordinary item, as
  reported                             $     (5,244,640)  $     (4,248,617)  $    (31,059,791)  $    (22,810,677)  $  (22,136,276)
Loss before extraordinary item,
  excluding goodwill amortization      $     (5,244,640)  $     (4,248,617)  $    (30,455,686)  $    (22,206,572)  $  (21,532,171)
                                       =================  =================  =================  =================  ===============
Net loss, as reported                  $     (5,244,640)  $     (4,248,617)  $    (31,059,791)  $    (22,761,229)  $  (21,662,419)
Add back goodwill amortization                           -          152,683            604,105            604,105          604,105
                                       -----------------  -----------------  -----------------  -----------------  ---------------
Net loss, excluding goodwill
  amortization                         $     (5,244,640)  $     (4,095,934)  $    (30,455,686)  $    (22,157,124)  $  (21,058,314)
                                       =================  =================  =================  =================  ===============
Basic and diluted loss per share:

   Loss before extraordinary item,
     as reported                       $          (0.01)  $          (0.02)  $          (0.13)  $          (0.16)  $        (0.32)
   Loss before extraordinary item,
     excluding goodwill amortization   $          (0.01)  $          (0.02)  $          (0.13)  $          (0.16)  $        (0.31)
                                       =================  =================  =================  =================  ===============
   Net loss, as reported               $          (0.01)  $          (0.02)  $          (0.13)  $          (0.16)  $        (0.31)

   Net loss, excluding goodwill        $          (0.01)  $          (0.02)  $          (0.13)  $          (0.16)  $        (0.30)
     amortization
                                       =================  =================  =================  =================  ===============

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

During the three months ended March 31, 2002, draws amounting to $4,643,164 were converted into 83,897,735 shares of Class A common stock. Through March 31, 2002, draws under the Second Equity Line amounted to $18,068,164 and were converted to 201,910,740 shares of Class A common stock. Subsequent to March 31, 2002, an additional draw amounting to $1,085,682 was converted into 9,689,260 shares of Class A common stock. As of May 8, 2002, $846,154 remains unutilized under the Second Equity Line; however, no registered shares remain available to facilitate a draw of this amount. Therefore, this amount is unavailable to the Company at this time.

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

8. SUBSEQUENT EVENTS

Convertible Notes Receivable - During 2002, the Company has advanced $920,000 to Unveil under the line of credit. Also during 2002, the Company impaired the full value of the convertible note receivable and interest accrued thereon.

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

In connection with the sale of the Debentures, the Company issued, as collateral to secure its performance under the Debenture, 83,333,333 shares of Class A common stock (the "Collateral Shares"), which were placed into an escrow pursuant to an escrow agreement. Under the escrow agreement, the Collateral Shares will not be released to Breckenridge unless the Company is delinquent with respect to payments under the Debenture. Additionally, as further consideration for the sale of the Debentures, the Company issued 7,777,778 shares to Breckenridge (the "Additional Shares") which were were valued at $0.052 per share, the market value of the stock on the date of the transaction. In connection with this transaction, in the fourth quarter of 2002, the Company recorded a discount of $404,444 on the Debentures from the allocation of a portion of the proceeds to the Additional Shares and recorded an additional discount of $571,111 from the beneficial conversion option associated with the Debentures, both of which will be amortized as interest expense over the life of the Debentures.

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

The Company's revenues increased from $132,713 for the three months ended March 31, 2001 to $298,785 for the three months ended March 31, 2002. However, the Company incurred negative cash flows from operating activities of $4,810,053 during the three months ended March 31, 2002. Sales and licensing of products based on the Company's technologies have not been sufficient to finance ongoing operations. As of March 31, 2002, the Company had negative working capital of $4,611,713 and an accumulated deficit of $179,353,995. The Company has limited capital available under its equity lines of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors, including the Company's success in (1) increasing license, royalty and services revenues,
(2) raising sufficient additional funding and (3) minimizing operating costs. Until sufficient revenues are generated from operating activities, the Company expects to continue to fund its operations through the sale of its equity and debt securities.

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

Deferred revenue at March 31, 2002, and December 31, 2001, consisted of the following:


                                                                                        March 31,             December 31,
Description                                   Criteria for Recognition                     2002                   2002
---------------------------         -----------------------------------           ----------------------  --------------------
Deferred unit royalties             Delivery of units to end users or
and licence fees                    expiration of contract                        $            1,050,234  $            945,814
Engineering projects not            Completion of work and acceptance
completed                           of completed work by customer                                125,000                62,500
Deferred customer                   Expiration of period covered by
support                             support agreement                                             38,290                41,535
                                                                                  ----------------------  --------------------
Total deferred revenue                                                            $            1,213,524  $          1,049,849
                                                                                  ======================  ====================




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

Cost of revenues were $44,104 for the three months ended September 30, 2002, a decrease of $419,005, from the corresponding period in 2001. The writedown of the Company's capitalized software costs in 2001 resulted in a $430,001 decrease in amortization in 2002. The decrease was offset by nominal increases in other costs of revenues including the cost of delivering royalties and licenses and the cost of hardware sales. Hardware sales represents the the largest portion of the increase because such sales were new to the Company in 2002, as noted above.

Selling, general and administrative expenses were $3,221,753 and $2,144,586 for the three months ended March 31, 2002 and 2001, respectively. The increase of $1,077,167 includes $304,892 in compensation-related expenses and $549,558 in promotion and other operating expenses related to increased sales and marketing activities, especially in the area of retail distribution and corporate promotional activities. Consulting expenses increased by $133,755, also related to increased sales and marketing efforts. Other increases of $24,340 in legal and other professional fees, and $39,925 in occupancy expenses further reflect growth and expansion in sales and marketing activities.

Product development and research expenses were $2,126,151 and $1,656,309 for the three months ended March 31, 2002 and 2001, respectively. The increase of $469,842 resulted primarily from increased compensation-related expenses of $347,779 and consulting and outside service-related expenses of $178,005 related to product application and development activities.

Amortization of intangible assets, excluding the portion classified as cost of revenues, was $7,650 and $152,683 for the three months ended March 31, 2002 and 2001, respectively. The decrease of $145,033 is a result of the change in accounting for amortization of goodwill dictated by SFAS No. 142. Based on the value of current intangible assets, the Company expects amortization of speech software technology to be approximately $102,000, including $78,000 to be charged to cost of revenues, for the remainder of 2002 and $136,000 per year thereafter, including $104,000 to be charged to cost of revenues, until the underlying assets have been completely amortized.

Liquidity and Capital Resources

The Company must raise additional funds to be able to satisfy its cash requirements during the next 12 months. Research and development, corporate operations and marketing expenses will continue to require additional capital. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements until such time as the Company is able to enter into additional third-party licensing, collaboration or co-marketing arrangements such that it will be able to finance ongoing operations from license, royalty and services revenues. There can be no assurance that the Company will be able to enter into such agreements. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of the Company in connection with such financing could result in substantial additional dilution to the stockholders of the Company. At March 31, 2002, the Company had $2,000,000 available to draw under its equity lines of credit.

Net cash used in operating activities of $4,810,053 for the three months ended March 31, 2002, resulted principally from the net loss incurred of $5,244,640 offset by non-cash expenses pertaining to depreciation and amortization of $127,137 and equity in net loss of affiliate of $113,954. Net cash used in investing activities of $683,573 for the three months ended March 31, 2002 consisted primarily of advances under a convertible note payable of $655,000. Net cash used in operating and investing activities was offset by net cash provided by financing activities of $5,940,252 consisting primarily of the receipt of $6,965,999 in cash related to the sale of shares of Class A common stock offset, in part, by $1,010,000 in payments on notes payable.

The Company had negative working capital of $4,611,713 at March 31, 2002, compared to negative working capital of $6,101,268 at December 31, 2001. Current assets increased by $733,924 to $2,003,048 from December 31, 2001, to March 31, 2002. Current liabilities decreased by $755,631 to $6,614,761 during the same period. The change in working capital from December 31, 2001 to March 31, 2002, was primarily attributable to the timing of payments on operating obligations and receipts of funding under the Company's equity line of credit. Total assets were $9,779,774 at March 31, 2002, compared to $8,599,028 at December 31, 2001.

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

During the three months ended March 31, 2002, the Borrower drew $655,000 on the line of credit, bringing total draws on the line of credit to $1,285,000 as of March 31, 2002. Subsequent to March 31, 2002, the Borrower drew an additional $110,000, through May 10, 2002.

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

The difference between the total purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit at the time of the purchase was $2,700,727, which was allocated to completed core technology. The excess purchase price allocated to the completed core technology is being amortized on a straight- line basis over a period of eight years.

At March 31, 2002, the Company's investment in Audium represented 26.7 percent of Audium's voting stock. As a result, the Company accounts for its investment in Audium using the equity method of accounting. Accordingly, for the three months ended March 31, 2002, the Company recognized a loss of $113,954, consisting of $72,128 to reflect the Company's share of Audium's net loss for the three months ended March 31, 2002, and $41,825 for the amortization of the difference between the purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit that is amortized on a straight-line basis over a period of eight years.

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

Equity Lines of Credit

During the three months ended March 31, 2002, draws against the initial equity line of credit (see Note 6 of the Condensed Consolidated Financial Statements) in the amount of $2,756,836 were converted into 29,187,136 shares of Class A common stock. Subsequent to March 31, 2002, an additional draw of $259,657 was converted into 2,298,867 shares of Class A common stock. On May 8, 2002, the Company and the Equity Line Investor amended the equity line agreement to increase the balance available under the Equity Line from $20,000,000 to $22,000,000. Accordingly, as of May 8, 2002, $1,382,676
was available to be drawn under the equity line.

During the three months ended March 31, 2002, draws against the second equity line of credit (see Note 6 of the Condensed Consolidated Financial Statements) in the amount of $4,643,164 were converted into 83,897,735 shares of Class A common stock. Subsequent to March 31, 2002, an additional draw of $1,085,682 was converted into 9,689,260 shares of Class A common stock. As of May 8, 2002, $846,154 remains unutilized under the second equity line. However, no registered shares remain to be put to the Equity Line Investor to facilitate a draw of this amount. Therefore, this amount is not available to the Company at this time.

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





                               dated May 8, 2002.

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


                                   Fonix Corporation



Date: December 13, 2002            /s/ Roger D. Dudley
                                   --------------------------------------------
                                   Roger D. Dudley, Executive Vice President,
                                   Chief Financial Officer
                                   (Principal financial officer)

                                  CERTIFICATION
I, Thomas A. Murdock certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Fonix Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002

/s/ Thomas A. Murdock
-------------------------------------
Thomas A. Murdock
Chairman and Chief Executive Officer

                                  CERTIFICATION

I, Roger D. Dudley, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Fonix Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date: December 13, 2002


/s/ Roger D. Dudley
-------------------------------------
Roger D. Dudley
Executive Vice President and Chief Financial Officer

                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

           In connection with the Quarterly Report of Fonix Corporation on Form 10-Q for the period ending March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Thomas A. Murdock, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.




                                /s/ Thomas A. Murdock
                                ------------------------------------------
                                Thomas A. Murdock
                                Chief Executive Officer

                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

           In connection with the Quarterly Report of Fonix Corporation on Form 10-Q for the period ending March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Roger D. Dudley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                                /s/ Roger D. Dudley
                              ------------------------------------------
                              Roger D. Dudley
                              Chief Financial Officer