Form 10-Q/A
period 2002-06-30
FONIX CORP
filed 2002-12-18
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 3


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

                                FONIX CORPORATION
                                    FORM 10-Q

                                EXPLANATORY NOTE

The purpose of this amendment to Fonix Corporation's Quarterly Report on Form 10-Q is to reflect the recognition of impairment losses relating to the Company's speech software technology and its investment in Audium Corporation. The unaudited Condensed Consolidated Financial Statements as of June 30, 2002, have been restated as discussed in the notes to the accompanying unaudited Condensed Consolidated Financial Statements.

This amendment does not reflect events occurring after the filing of the most recent amendment to this Quarterly Report on September 30, 2002, or modify or update those disclosures as presented in the original or amended Forms 10-Q, except to reflect the restatement as described above, to clarify in Note 1 some of the Company's significant accounting policies, and to describe certain subsequent events in Note 10 to the unaudited Condensed Consolidated Financial Statements.


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION
                                                                           Page


Item 1.    Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - As of June 30, 2002
        and December 31, 2001                                                  2

Condensed Consolidated Statements of Operations and Comprehensive
Loss for the three months and six months ended June 30, 2002 and 2001          3

Condensed Consolidated Statements of Cash Flows for the three
months and six months ended June 30, 2002 and 2001                             4

Notes to Condensed Consolidated Financial Statements                           6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          15


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  28

Item 2.    Changes in Securities                                              28

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         28

Item 4.    Submission of Matters to a Vote of Security Holders                29

Item 5.    Other Matters - Change in Certifying Public Accountants            29

Item 6.    Exhibits and Reports on Form 8-K                                   30

                                Fonix Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS
                                                                                               June 30,        December 31,
                                                                                                2002               2001
                                                                                           ----------------  -----------------
Current assets:
      Cash and cash equivalents                                                            $        38,913   $        201,401
      Subscriptions receivable                                                                           -            852,970
      Accounts receivable, net of allowance for doubtful accounts of $0                             70,632             32,210
      Other receivables                                                                             73,352             25,119
      Inventory                                                                                     28,080             37,154
      Prepaid expenses                                                                             169,764            120,270
                                                                                           ----------------  -----------------

           Total current assets                                                                    380,741          1,269,124

Property and equipment, net of accumulated depreciation of $1,491,553 and
        $1,314,960, respectively                                                                   811,490            903,159

Convertible note receivable                                                                      1,435,000            630,000

Investment in and note receivable from affiliate, net of unamortized discount of $68,655         1,502,774          1,696,869

Intangible assets, net of accumulated amortization of $222,985 and $145,522, respectively        1,268,057          1,345,520

Goodwill, net of accumulated amortization of $2,295,598, in 2002 and 2001                        2,631,304          2,631,304

Other assets                                                                                       359,199            123,052
                                                                                           ----------------  -----------------

           Total assets                                                                    $     8,388,565   $      8,599,028
                                                                                           ================  =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Advance on equity line of credit                                                     $       182,676   $              -
      Note payable to affiliate, net of unamortized discount of $31,054                            968,946          1,484,753
      Note payable, net of unamortized discount of $12,102                                         397,898          1,239,755
      Notes payable - related parties                                                              435,933             77,625
      Accounts payable                                                                           1,664,292          1,085,711
      Accrued liabilities                                                                        2,622,858            961,299
      Accrued liabilities - related parties                                                      1,443,300          1,451,633
      Deferred revenues                                                                          1,134,792          1,049,849
      Other current liabilities                                                                     21,881             19,767
                                                                                           ----------------  -----------------

           Total current liabilities                                                             8,872,575          7,370,392
                                                                                           ----------------  -----------------

Commitments and contingencies (Notes 1, 3, 5, 6 and 10)

Stockholders' equity:
      Preferred stock, $.0001 par value; 50,000,000 shares authorized; Series A, convertible; 166,667 shares outstanding
                (aggregate liquidation preference of $6,055,012)                                   500,000            500,000
      Common stock, $.0001 par value; 800,000,000 shares authorized;
           Class A voting, 484,475,556 and 350,195,641 shares outstanding, respectively             48,448             35,020
           Class B non-voting, none outstanding
      Additional paid-in capital                                                               181,754,780        171,985,508
      Outstanding warrants to purchase Class A common stock                                      2,136,400          2,832,400
      Deferred consulting expenses                                                                  (5,833)           (17,777)
      Cumulative foreign currency translation adjustment                                           (25,396)             2,841
      Accumulated deficit                                                                     (184,892,409)      (174,109,356)
                                                                                           ----------------  -----------------

           Total stockholders' equity                                                             (484,010)         1,228,636
                                                                                           ----------------  -----------------

           Total liabilities and stockholders' equity                                      $     8,388,565   $      8,599,028
                                                                                           ================  =================

     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                  Three Months Ended              Six Months Ended
                                                                       June 30,                       June 30,
                                                             ------------------------------  ----------------------------
                                                                 2002            2001            2002           2001
                                                             --------------  --------------  -------------  -------------

Revenues                                                     $     679,197   $     107,568   $    977,981   $    240,281
Cost of revenues                                                   166,424         468,632        210,528        931,741
                                                             --------------  --------------  -------------  -------------

     Gross margin                                                  512,773        (361,064)       767,453       (691,460)
                                                             --------------  --------------  -------------  -------------

Expenses:
     Selling, general and administrative                         3,383,999       3,306,802      6,608,167      5,453,702
     Product development and research                            2,590,988       2,483,627      4,714,724      4,139,277
     Amortization of intangible assets                               7,650         151,026         15,300        302,053
                                                             --------------  --------------  -------------  -------------

         Total expenses                                          5,982,637       5,941,455     11,338,191      9,895,032
                                                             --------------  --------------  -------------  -------------

Loss from operations                                            (5,469,864)     (6,302,519)   (10,570,738)   (10,586,492)
                                                             --------------  --------------  -------------  -------------

Other income (expense):
     Interest income                                                68,386          19,276         96,321         57,524
     Interest expense                                              (47,759)        (66,096)      (105,508)       (68,988)
                                                             --------------  --------------  -------------  -------------

         Total other income (expense), net                          20,627         (46,820)        (9,187)       (11,464)
                                                             --------------  --------------  -------------  -------------

Loss before equity in net loss of affiliate                     (5,449,237)     (6,349,339)   (10,579,925)   (10,597,956)

Equity in net loss of affiliate                                    (89,177)       (158,969)      (203,129)      (158,969)
                                                             --------------  --------------  -------------  -------------

Net loss                                                        (5,538,414)     (6,508,308)   (10,783,054)   (10,756,925)

Other comprehensive loss - foreign currency translation            (27,365)         (2,048)       (28,237)        (2,048)
                                                             --------------  --------------  -------------  -------------

Comprehensive loss                                           $  (5,565,779)  $  (6,510,356)  $ (10,811,291) $ (10,758,973)
                                                             ==============  ==============  =============  =============


Basic and diluted net loss per common share                  $       (0.01)  $       (0.03)  $      (0.03)  $      (0.05)
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

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                                         Six Months Ended
                                                                                                               June 30,
                                                                                                   ------------------------------
                                                                                                       2002            2001
                                                                                                   -------------   --------------
Cash flows from operating activities:
      Net loss                                                                                     $ (10,783,054)  $ (10,756,925)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
        Non-cash expense related to issuance of debentures, warrants, preferred and common stock              -           62,500
        Additional Compensation expense related to issue of stock options and common stock               11,944                -
        Accretion of discount on note receivable from affiliate                                          (9,036)          (3,628)
        Accretion of discount on note payable from affiliate                                             34,193           40,690
        Accretion of discount on note payable                                                            28,143                -
        Depreciation and amortization                                                                   257,973        1,430,243
        Equity in net loss of affiliate                                                                 203,129          158,969
        Changes in assets and liabilities:
           Accounts receivable                                                                          (38,422)          19,372
           Inventory                                                                                      9,074          (24,467)
           Prepaid expenses and other current assets                                                    (97,727)        (101,265)
           Funds held in escrow                                                                               -          151,006
           Other assets                                                                                (236,147)         (18,695)
           Accounts payable                                                                             578,584          291,897
           Accrued liabilities                                                                        1,661,559          515,054
           Accrued liabilities - related party                                                           (8,333)         (62,500)
           Other Current Liabilities                                                                     21,881                -
           Deferred revenues                                                                             84,943          422,101
           Cumulative foreign currency translation adjustment                                           (26,199)          (2,048)
                                                                                                   -------------   --------------

        Net cash used in operating activities                                                        (8,307,495)      (7,877,696)
                                                                                                   -------------   --------------

Cash flows from investing activities:
      Purchase of property and equipment                                                                (90,880)        (507,242)
      Issuance of notes receivable                                                                     (805,000)        (302,909)
      Investment in Affiliate                                                                                 -         (200,000)
      Proceeds from sale of Healthcare Solutions Group                                                        -        2,000,000
                                                                                                   -------------   --------------

        Net cash used in investing activities                                                          (895,880)         989,849
                                                                                                   -------------   --------------

Cash flows from financing activities:
      Proceeds of note payable to related parties                                                       358,308                -
      Principal payments on capital lease obligation                                                    (19,767)         (21,562)
      Proceeds from sale of Class A common stock, net                                                10,122,346        6,601,950
      Proceeds from exercise of stock options                                                                 -            9,801
      Payments on note payable to affiliate                                                            (550,000)        (200,000)
      Payments on note payable                                                                         (870,000)               -
                                                                                                   -------------   --------------

        Net cash provided by financing activities                                                     9,040,887        6,390,189
                                                                                                   -------------   --------------

Net increase in cash and cash equivalents                                                              (162,488)        (497,658)

Cash and cash equivalents at beginning of period                                                        201,401        1,413,627
                                                                                                   -------------   --------------

Cash and cash equivalents at end of period                                                         $     38,913    $     915,969
                                                                                                   =============   ==============

     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)




                                                                                      Six Months Ended June 30,
                                                                                    ------------------------------
                                                                                        2002             2001
                                                                                    --------------   -------------
Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                                       $      79,547    $     43,384

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

Business Conditions - The Company's revenues increased $571,629 for the three months ended June 30, 2001 to $679,197 for the three months ended June 30, 2002, and from $240,281 for the six months ended June 30, 2001 to $977,981 for the six months ended June 30, 2002. However, the Company has incurred significant losses since inception, including a loss of $10,783,055 for the six months ended June 30, 2002. The Company incurred negative cash flows from operating activities of $8,307,495 during the six months ended June 30, 2002. Sales of products and revenue from licenses based on the Company's technologies have not been sufficient to finance ongoing operations. As of June 30, 2002, the Company had negative working capital of $8,491,834 and an accumulated deficit of $184,892,409. The Company has drawn all capital available under its first two equity lines of credit. The Company will not be able to make draws under its third equity line of credit until a registration statement covering the shares of common stock to be issued in connection with that third equity line is declared effective by the SEC. The Company filed the registration statement for the third equity line on June 27, 2002. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors, including the Company's success in (1) increasing license, royalty, product, and services revenues, (2) raising sufficient additional debt or equity funding and (3) minimizing or decreasing operating costs. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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


The following tables are reconciliations of the net loss numerator of basic and diluted net loss per common share for the three months and six months ended June 30, 2002 and 2001:

                                                            Three months ended June 30,
                                                         2002                          2001
                                               ---------------------------  ----------------------------
                                                                Per Share                    Per Share
                                                  Amount         Amount         Amount         Amount
Net loss attributable to
common stockholders                            $ (5,538,414)     $ (0.01)   $ (6,508,308)      $ (0.03)
                                               =============     =========  ==============     =========
Weighted average common shares
    outstanding                                   471,938,769                  213,416,041
                                               ==============               ==============


                                                              Six months ended June 30,
                                                         2002                           2001
                                             ------------------------------   ----------------------------
                                                                Per Share                      Per Share
                                                  Amount         Amount          Amount         Amount
                                             ---------------     ---------    --------------   -----------
Net loss                                     $   (10,783,054)                  $(10,756,925)

Preferred stock dividends                               -                            (9,281)
                                             ---------------                  --------------

Net loss attributable to
common stockholders                          $   (10,783,054)    $ (0.03 )    $ (10,766,206)   $   (0.05)
                                             ===============     =========    ==============   ==========
Weighted average common shares
     outstanding                                 431,443,574                    207,611,230
                                             ================                    ===========


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

Deferred revenue at June 30, 2002, and December 31, 2001, consisted of the following:


                                                                                         June 30,             December 31,
Description                                   Criteria for Recognition                     2002                   2002
-----------                         ----------------------------------            ----------------------  --------------------
Deferred unit royalties             Delivery of units to end users or
and licence fees                    expiration of contract                        $              978,063  $            945,814
Engineering projects not            Completion of work and acceptance
completed                           of completed work by customer                                125,000                62,500
Deferred customer                   Expiration of period covered by
support                             support agreement                                             31,729                41,535
                                                                                  ----------------------  --------------------
Total deferred revenue                                                            $            1,134,792  $          1,049,849
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

During the six months ended June 30, 2002, Unveil drew $805,000 on the line of credit, bringing total draws on the line of credit to $1,435,000 as of June 30, 2002. Subsequent to June 30, 2002, Unveil drew an additional $15,000 through September 13, 2002.

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


                                                                           Three Months                  Six Months
                                                                          Ended June 30,               Ended June 30,
                                                                               2002                         2002
                                                                      -----------------------      ----------------------
Company share of Audium net loss                                      $                47,352      $              119,479
Amortization of difference between purchase price of Audium Preferred
Stock and Company's share of Audium's net stockholders' deficit       $                41,825      $               83,650
                                                                      -----------------------      ----------------------
Total equity in loss of affiliate                                     $                89,177      $              203,129
                                                                      =======================      ======================

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


                                                          June 30, 2002                              December 31, 2001
                                            ------------------------------------------  --------------------------------------------
                                                    Gross                                      Gross
                                                  Carrying            Accumulated             Carrying              Accumulated
                                                   Amount             Amortization             Amount              Amortization
                                            --------------------- --------------------  --------------------   ---------------------
Purchased core technologies                 $             978,582 $           (51,435)  $            978,582   $                  -
Customer relationships                                    306,000              (15,300)              306,000                      -
Patents                                                   164,460            (156,250)               164,460               (145,522)
                                            --------------------- --------------------  --------------------   ---------------------
Total                                       $           1,449,042 $          (222,985)  $          1,449,042   $           (145,523)
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


For the Year Ended December 31,                            Amount
--------------------------------                           ------
                     2002                               $  78,226
                     2003                                 134,996
                     2004                                 134,996
                     2005                                 134,996
                     2006                                 124,100

Accumulated amortization of goodwill was $2,295,598 at both June 30, 2002 and December 31, 2001. In accordance with the provisions of SFAS No. 142, the Company no longer amortizes goodwill.

The amortization expense for capitalized speech software technology is included in cost of revenues. For the six months ended June 30, 2002 and 2001, th eamortization expense included in cost of revenue was $52,198 and $912,220, respectively. During the three months ended December 31, 2001, the Company recognized an impairment loss on its speech software technology amounting to $5,832,217, and its handwriting recognition technology amounting to $2,056,295, both of which were included in cost of revenues for that period.

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

Goodwill amortization expense was $302,053 during the six months ended June 30, 2001 and $1,029,545,

$1,029,545 and $1,189,896 during the years ended December 31, 2001, 2000 and 1999, respectively. The effects on loss before extraordinary item, net loss and basic and diluted loss per share of excluding such goodwill amortization from the six months ended June 30, 2002 and 2001 and from the years ended December 31, 2001, 2000 and 1999 is as follows:


                                             For the Six Months Ended                  For the Years Ended December 31,
                                       ------------------------------------  -----------------------------------------------------
                                         June 30, 2002      June 30, 2001          2001               2000              1999
                                       -----------------  -----------------  -----------------  ------------------ ---------------
Loss before extraordinary item, as
  reported                                 $(10,783,054)      $(10,756,925)      $(31,059,791)      $(22,810,677)    $(22,136,276)
Loss before extraordinary item,
  excluding goodwill amortization          $(10,783,054)      $(10,454,872)      $(30,455,686)      $(22,206,572)    $(21,532,171)
                                       =================  =================  =================  =================  ===============
Net loss, as reported                      $(10,783,054)      $(10,756,925)      $(31,059,791)      $(22,761,229)    $(21,662,419)
Add back goodwill amortization                           -          302,053            604,105            604,105          604,105
                                       -----------------  -----------------  -----------------  -----------------  ---------------
Net loss, excluding goodwill
  amortization                             $(10,783,054)      $(10,454,872)      $(30,455,686)      $(22,157,124)    $(21,058,314)
                                       =================  =================  =================  =================  ===============
Basic and diluted loss per share:

   Loss before extraordinary item,
     as reported                            $     (0.03)        $    (0.05)        $    (0.13)       $     (0.16)    $      (0.32)
   Loss before extraordinary item,
     excluding goodwill amortization        $     (0.03)        $    (0.05)       $     (0.13)       $     (0.16)    $      (0.31)
                                       =================  =================  =================  =================  ===============
   Net loss, as reported                    $     (0.03)        $    (0.05)        $    (0.13)       $     (0.16)    $      (0.31)
   Net loss, excluding goodwill             $     (0.03)        $    (0.05)       $     (0.13)       $     (0.16)    $      (0.30)
     amortization
                                       \=================  =================  =================  =================  ===============

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

During the six months ended June 30, 2002, 40,692,920 shares of Class A common stock were issued in connection with draws under the Initial Equity Line of $3,633,817. From inception of the Initial Equity Line through June 30, 2002, 91,083,516 shares of Class A common stock were issued in connection with draws of $20,617,324. As of September 16, 2002, $1,382,676 remains unutilized under the Initial Equity Line, as amended; however, no registered shares remain available to facilitate a draw of this amount. Therefore, this amount is unavailable to the Company at this time.

Second Equity Line of Credit - On April 6, 2001, the Company entered into a second equity line agreement (the "Second Equity Line") with the Equity Line Investor. Under the Second Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the Initial Equity Line.

During the six months ended June 30, 2002, 93,586,995 shares of Class A common stock were issued in connection with draws amounting to $5,728,846. From inception of the Second Equity Line through June 30, 2002, 211,600,000 shares of Class A common stock were issued in connection with draws of $19,153,846. As of September 16, 2002, $846,154 remains unutilized under the Second Equity Line; however, no registered shares remain available to facilitate a draw of this amount. Therefore, this amount is unavailable to the Company at this time.

Third Equity Line of Credit - On June 27, 2002, the Company entered into a third equity line agreement (the "Third Equity Line") with the Equity Line Investor. Under the Third Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the Initial Equity Line. On June 27, 2002, the Company filed with the Securities and Exchange Commission (the "Commission") a registration statement on Form S-2 to register the resale of up to 200,000,000 shares of the Company's Class A common stock by the Equity Line Investor. As of September 16, 2002, the registration statement had not been declared effective by the Commission, and as such, the Company was unable to draw funds under the Third Equity Line as of that date. Prior to June 30, 2002, the Equity Line Investor advanced the Company $182,676 against future draws on the Third Equity Line. As of September 16, 2002, no shares had been issued under the Third Equity Line.

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

Warrants - As of September 16, 2002, the Company had warrants to purchase a total of 2,425,000 shares of Class A common stock outstanding that expire beginning in 2002 through 2010. Warrants issued for services were recorded at their fair value determined using the Black-Scholes pricing model. The resulting values were recorded in operating expenses in the periods covered by the services rendered. Warrants for the purchase of 300,000 shares of Class A common stock were issued in January 2000 for consulting services rendered. The warrants were issued at $47,000 using the Black-Scholes pricing model assuming risk-free interest rate of 5.7%, expected exercise life of 5 years, and volatility of 102%. The warrants were issued with exercise prices ranging from $0.28 to $1.25, vested during the year ended December 31, 2000 and expire January 2003.

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

Note Payable to Affiliate - The Company made payments of $562,500 on the note payable to Audium Corporation during 2002 through December 10, 2002.

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

The Company incurred negative cash flows from operating activities of $8,307,495 during the six months ended June 30, 2002. Sales and licensing of products based on the Company's technologies have not been sufficient to finance ongoing operations. As of June 30, 2002, the Company had negative working capital of $8,491,835 and an accumulated deficit of $184,892,409. The Company has drawn all capital available under its initial and second equity lines. While a third equity line is in place, it is unavailable to the Company until a registration statement covering the underlying securities is declared effective. The Company's continued existence is dependent upon several factors, including the Company's success in (1) increasing license, royalty, product, and services revenues, (2) raising sufficient additional equity and debt funding and (3) minimizing and reducting operating costs. Until sufficient revenues are generated from operating activities, the Company expects to continue to fund its operations through the sale of its equity and debt securities.

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

           Deferred revenue at June 30, 2002, and December 31, 2001, consisted of the following:

                                                                                         June 30,             December 31,
Description                                   Criteria for Recognition                     2002                   2002
-----------                         ----------------------------------            ----------------------  --------------------
Deferred unit royalties             Delivery of units to end users or
and licence fees                    expiration of contract                        $              978,063  $            945,814
Engineering projects not            Completion of work and acceptance
completed                           of completed work by customer                                125,000                62,500
Deferred customer                   Expiration of period covered by
support                             support agreement                                             31,729                41,535
                                                                                  ----------------------  --------------------
Total deferred revenue                                                            $            1,134,792  $          1,049,849
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

Cost of revenues were $166,424 for the three months ended June 30, 2002, a decrease of $302,208, from the corresponding period in 2001. The writedown of the Company's capitalized software costs in 2001 resulted in a

$430,001 decrease in amortization in 2002. The decrease was offset by increases in other costs of revenues including the cost of delivering royalties and licenses and the cost of hardware sales. Hardware sales represents the the largest portion of the increase because such sales were new to the Company in 2002, as noted above.

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

Amortization of intangible assets was $7,650 and $151,026, for the three months ended June 30, 2002 and 2001, respectively. The decrease of $143,376 is a result of the write down of certain intangible assets in 2001 and the change in accounting for amortization of goodwill dictated by SFAS No. 142. Based on the value of current intangible assets, the Company expects amortization expense to be approximately $68,000, including $53,000 that will be charged to cost of revenues, for the remainder of 2002 and $136,000 per year thereafter, including $104,000 that will be charged to cost of revenues until the underlying assets have been completely amortized.

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

Cost of revenues were $210,528 for the six months ended June 30, 2002, a decrease of $721,213, from the corresponding period in 2001. The writedown of the Company's capitalized software costs in 2001 resulted in a $860,000 decrease in amortization in 2002. The decrease was offset by increases in other costs of revenues including the cost of delivering royalties and licenses and the cost of hardware sales. Hardware sales represents the the largest portion of the increase because such sales were new to the Company in 2002, as noted above.

Selling, general and administrative expenses were $6,608,167 and $5,453,702 for the six months ended June 30, 2002 and 2001, respectively. The increase of $1,154,465 includes increases of $447,419 in compensation-related expenses, $193,903 in consultants, outside services and promotional expenses, $73,083 in occupancy charges and $481,293 in other operating expenses that are all related to increases in sales, marketing and business development personnel, and efforts related to increased marketing and promotional activities as well as expansion into assistive markets. Administrative expenses were also increased by $120,000 in consulting fees related to strategic planning and financing efforts and $53,510 for costs related to the preparation of filings and materials for the annual shareholders meeting that were incurred in the third quarter of 2001. These increases were offset by decreases of $154,879 in legal and accounting fees resulting from fewer regulatory filings completed during the period and $99,771 in travel and entertainment expenses.

Product development and research expenses were $4,714,724 and $4,139,277 for the six months ended June 30, 2002 and 2001, respectively, reflecting an increase of $575,447. Increases of $669,567 in compensation-related expenses and $45,697 in consultants and outside services reflect the Company's efforts to increase its capacity to develop speech-enabling solutions as well as the cost of additional employees added in connection with the acquisition from Force Computers. These increases were offset by a decrease of $137,138 in occupancy and other operating expenses resulting from reductions in the purchase of software licenses and related services.

Amortization of intangible assets was $15,300 and $302,053, for the three months ended June 30, 2002 and 2001, respectively. The decrease of $286,753 is a result of the write down of certain intangible assets in 2001 and the change in accounting for amortization of goodwill dictated by SFAS No. 142. Based on the value of current intangible assets, the Company expects amortization expense to be approximately $68,000, including $53,000 that will be charged to cost of revenues, for the remainder of 2002 and $136,000 per year thereafter, including $104,000 that will be charged to cost of revenues until the underlying assets have been completely amortized.

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

Net cash used in operating activities of $8,307,495 for the six months ended June 30, 2002, resulted principally from the net loss incurred of $10,783,054 offset by non-cash expenses pertaining to depreciation and amortization of $257,973 and equity in net loss of affiliate of $203,131. Payments to vendors and employees have also been delayed since June 2002 resulting in an increase of $2,240,141 in accounts payable and accrued liabilities outstanding. Net cash used in investing activities of $895,880 for the six months ended June 30, 2002 consisted primarily of advances under a convertible note payable of $805,000. Net cash used in operating and investing activities was offset by net cash provided by financing activities of $9,040,887 consisting primarily of the receipt of $10,122,346 in cash related draws under the Company's equity lines of credit offset, in part, by $1,420,000 in payments on notes payable.

The Company had negative working capital of $8,491,834 at June 30, 2002, compared to negative working capital of $6,101,268 at December 31, 2001. Current assets decreased by $888,383 to $380,741 from December 31, 2001, to June 30, 2002. Current liabilities increased by $1,502,183 to $8,872,575 during the same period. The change in working capital from December 31, 2001 to June 30, 2002, was primarily attributable to the timing of payments on operating obligations such as accounts payable and accrued liabilities, and receipts of funding under the Company's equity lines of credit. Total assets were $8,388,565 at June 30, 2002, compared to $8,599,028 at December 31, 2001.

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

                                                                           Three Months                  Six Months
                                                                          Ended June 30,               Ended June 30,
                                                                               2002                         2002
                                                                      -----------------------      ----------------------
Company share of Audium net loss                                      $                47,352      $              119,479
Amortization of difference between purchase price of Audium Preferred
Stock and Company's share of Audium's net stockholders' deficit       $                41,825      $               83,650
                                                                      -----------------------      ----------------------
Total equity in loss of affiliate                                     $                89,177      $              203,129
                                                                      =======================      ======================


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

Equity Lines of Credit

During the six months ended June 30, 2002, 40,692,920 shares of Class A common stock were issued in connection with draws of $3,633,817 against the Initial Equity Line (see Note 7 of the Condensed Consolidated Financial Statements) On May 8, 2002, the Company and the Equity Line Investor amended the Initial Equity Line agreement to increase the balance available under the Initial Equity Line from $20,000,000 to $22,000,000. Accordingly, as of May 8, 2002, an additional $2,000,000 was available to be drawn under the Initial Equity Line. From inception of the Initial Equity Line through June 30, 2002, 91,083,516 shares of Class A common stock have been issued in connection with draws of $20,617,324. As of September 16, 2002, $1,382,676 remains unutilized under the Initial Equity Line, as amended; however, no registered shares remain available to facilitate a draw of this amount. Therefore, this amount is unavailable to the Company at this time.

During the six months ended June 30, 2002, 93,586,995 shares of Class A common stock were issued in connection with draws of $5,728,846 against the Second Equity Line (see Note 7 of the Condensed Consolidated Financial Statements). From inception of the Second Equity Line through June 30, 2002, 211,600,000 shares of Class A common stock were issued in connection with draws of $19,153,846. As of September 16, 2002, $846,154 remains unutilized under the Second Equity Line; however, no registered shares remain available to facilitate a draw of this amount. Therefore, this amount is unavailable to the Company at this time.

The following table summarizes the transactions completed under the equity lines to date:

                                      Weighted Average                Average Number of               Total Shares Issued
Equity Line                           Conversion Price              Shares Issued Per Draw             Under Equity Line
-----------                           ----------------              ----------------------             -----------------
Initial Equity Line                        $0.228                         4,554,176                       91,083,516
Second Equity Line                         $0.091                        11,775,556                      211,600,000

On June 27, 2002, the Company entered into a the Third Equity Line Agreement with the Equity Line Investor. Under the Third Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the previous equity lines. On June 27, 2002, the Company filed with the Commission a registration statement on Form S-2 to register the resale of up to 200,000,000 shares of the Company's Class A common stock by the Equity Line Investor. As of September 16, 2002, the registration statement had not been declared effective by the Commission, and as such, the Company was unable to draw funds under the Third Equity Line as of that date. Prior to June 30, 2002, the Equity Line Investor advanced the Company $182,676 against future draws on the Third Equity Line. As of September 16, 2002, no shares had been issued under the Third Equity Line.

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

As of September 16, 2002, the Company had warrants to purchase a total of 2,425,000 shares of Class A common stock outstanding that expire beginning in 2002 through 2010. Warrants issued for services were recorded at their fair value determined using the Black-Scholes pricing model. The resulting values were recorded in operating expenses in the periods covered by the services rendered. Warrants for the purchase of 300,000 shares of Class A common stock were issued in January 2000 for consulting services rendered. The warrants were issued at $47,000 using the Black-Scholes pricing model assuming risk-free interest rate of 5.7%, expected exercise life of 5 years, and volatility of 102%. The warrants were issued with exercise prices ranging from $0.28 to $1.25, vested during the year ended December 31, 2000 and expire January 2003.

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

          o Fonix neural net-based technologies provide a lower porting-cost and require less time to integrate speech- enabling solutions to operating systems ("OS") and CPUs.

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


Date: December 13, 2002


/s/ Roger D. Dudley
-------------------------------------
Roger D. Dudley
Executive Vice President and Chief Financial Officer

                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Fonix Corporation on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Thomas A. Murdock, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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



                                    /s/ Thomas A. Murdock
                                  ------------------------------------------
                                  Thomas A. Murdock
                                  Chief Executive Officer

                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Fonix Corporation on Form 10-Q for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Roger D. Dudley, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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