Form 10-Q/A
period 2002-09-30
FONIX CORP
filed 2002-12-18
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                 Amendment No. 1


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

[ ]  Transition  Report  pursuant  to Section  13 or 15(d) of the  Securities
     Exchange Act of 1934 for the transition period from        to             .
                                                         -------   ------------

                         Commission file number 0-23862

                                Fonix Corporation
             (Exact name of registrant as specified in its charter)

        Delaware                                        22-2994719
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

                                FONIX CORPORATION
                                   FORM 10-Q/A


                                EXPLANATORY NOTE

The purpose of this amendment to Fonix Corporation's Quarterly Report on Form 10-Q is to reflect the recognition of impairment losses relating to the Company's speech software technology and its investment in Audium Corporation. The unaudited Condensed Consolidated Financial Statements as of September 30, 2002, have been restated as discussed in the notes to the accompanying unaudited Condensed Consolidated Financial Statements.

This amendment does not reflect events occurring after the original filing of the Quarterly Report on November 14, 2002, the original filing date of the Quarterly Report, or modify or update those disclosures as presented in the original Form 10-Q, except to reflect the restatement as described above and as described in Commitments and Contingencies in Note 10 to the unaudited Condensed Consolidated Financial Statements and the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations, and to clarify in Note 1 to the unaudited Condensed Consolidated Financial Statements some of the Company's significant accounting policies.



                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                          Page

Item 1.    Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets - As of
        September 30, 2002 and December 31, 2001                               2

Condensed Consolidated Statements of Operations and Comprehensive
        Loss for the three months and nine months ended September
        30, 2002 and 2001                                                      3

Condensed Consolidated Statements of Cash Flows for the three
        months and nine months ended September 30, 2002 and 2001               4

Notes to Condensed Consolidated Financial Statements                           6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         30

Item 4.    Evaluation of Disclosure Controls & Procedures                     30


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  32

Item 2.    Changes in Securities                                              32

Item 3.    Defaults Upon Senior Securities                                    32

Item 4.    Submission of Matters to a Vote of Security Holders                32

Item 5.    Other Matters - Change in Certifying Public Accountants            33

Item 6.    Exhibits and Reports on Form 8-K                                   33

                       Fonix Corporation and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS
                                                                                                    September 30,    December 31,
                                                                                                       2002              2001
                                                                                                  ---------------   ---------------
Current assets:
      Cash and cash equivalents                                                                   $       18,170    $      201,401
      Subscriptions receivable                                                                                 -           852,970
      Accounts receivable, net of allowance for doubtful accounts of $0 in 2002 and 2001                 114,821            32,210
      Other receivables                                                                                   38,797            25,119
      Inventory                                                                                           62,942            37,154
      Prepaid expenses                                                                                   166,804           120,270
                                                                                                  ---------------   ---------------

           Total current assets                                                                          401,534         1,269,124

Property and equipment, net of accumulated depreciation of $1,601,557 and
        $1,314,960, respectively                                                                         695,261           903,159

Convertible note receivable                                                                                    -           630,000

Investment in and note receivable from affiliate, net of unamortized discount of
        $63,708 and $77,691, respectively                                                              1,376,775         1,696,869

Intangible assets, net of accumulated amortization of $260,312 and $145,522, respectively              1,230,730         1,345,520

Goodwill, net of accumulated amortization of $2,295,598, in 2002 and 2001                              2,631,304         2,631,304

Other assets                                                                                             124,556           123,052
                                                                                                  ---------------   ---------------

           Total assets                                                                           $    6,460,160    $    8,599,028
                                                                                                  ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Advance on equity line of credit                                                            $      182,676    $            -
      Note payable to affiliate, net of unamortized discount of $31,054 and $65,247, respectively        956,446         1,484,753
      Note payable, net of unamortized discount of $12,102 and $40,245, respectively                     237,898         1,239,755
      Notes payable - related parties                                                                    436,688            77,625
      Notes payable - other                                                                               75,000                 -
      Accounts payable                                                                                 3,096,049         1,085,711
      Accrued liabilities                                                                              5,557,770           961,299
      Accrued liabilities - related parties                                                            1,443,300         1,451,633
      Deferred revenues                                                                                1,085,588         1,049,849
      Other current liabilities                                                                           21,158            19,767
                                                                                                  ---------------   ---------------

           Total current liabilities                                                                  13,092,573         7,370,392
                                                                                                  ---------------   ---------------

Commitments and contingencies (Notes 1, 2, 3, 5, 6, 7, 8, 10 and 12)

Stockholders' equity:
      Preferred stock, $.0001 par value; 50,000,000 shares authorized; Series A, convertible; 166,667 shares outstanding
               (aggregate liquidation preference of $6,055,012)                                          500,000           500,000
      Common stock, $.0001 par value; 800,000,000 shares authorized;
           Class A voting, 484,475,556 and 350,195,641 shares outstanding, respectively                   48,448            35,020
           Class B non-voting, none outstanding
      Additional paid-in capital                                                                     182,528,680       171,985,508
      Outstanding warrants to purchased Class A common stock                                           1,360,000         2,832,400
      Deferred consulting expenses                                                                        (2,778)          (17,777)
      Cumulative foreign currency translation adjustment                                                 (18,865)            2,841
      Accumulated deficit                                                                           (191,047,898)     (174,109,356)
                                                                                                  ---------------   ---------------

           Total stockholders' equity                                                                 (6,632,413)        1,228,636
                                                                                                  ---------------   ---------------

           Total liabilities and stockholders' equity                                             $    6,460,160    $    8,599,028
                                                                                                  ===============   ===============

     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                    Three Months Ended              Nine Months Ended
                                                                       September 30,                  September 30,
                                                               ------------------------------  ----------------------------
                                                                   2002            2001            2002           2001
                                                               --------------  --------------  -------------  -------------
Revenues                                                       $     834,076   $     265,646   $  1,812,057   $    505,927
Cost of revenues                                                     207,360         542,240        417,888      1,473,981
                                                               --------------  --------------  -------------  -------------

     Gross margin                                                    626,716        (276,594)     1,394,169       (968,054)
                                                               --------------  --------------  -------------  -------------

Expenses:
     Selling, general and administrative                           3,057,282       3,068,304      9,654,721      8,517,817
     Product development and research                              2,038,170       2,196,362      6,763,622      6,335,639
     Amortization of intangible assets                                 7,650         151,026         22,950        454,284
     Impairment loss on convertible note receivable                1,523,842               -      1,523,842              -
                                                               --------------  --------------  -------------  -------------

         Total expenses                                            6,626,944       5,415,692     17,965,135     15,307,740
                                                               --------------  --------------  -------------  -------------

Loss from operations                                              (6,000,228)     (5,692,286)   (16,570,966)   (16,275,794)
                                                               --------------  --------------  -------------  -------------

Other income (expense):
     Interest income                                                  37,744           8,065        134,065         65,589
     Interest expense                                                (62,056)        (60,228)      (167,564)      (129,216)
                                                               --------------  --------------  -------------  -------------

         Total other income (expense), net                           (24,312)        (52,163)       (33,499)       (63,627)
                                                               --------------  --------------  -------------  -------------

Loss before equity in net loss of affiliate                       (6,024,540)     (5,744,449)   (16,604,465)   (16,339,421)

Equity in net loss of affiliate                                     (130,950)       (139,151)      (334,077)      (298,119)
                                                               --------------  --------------  -------------  -------------

Net loss                                                          (6,155,490)     (5,883,600)   (16,938,542)   (16,637,540)

Other comprehensive income (loss) - foreign
        currency translation                                           6,531           1,672        (21,706)          (376)
                                                               --------------  --------------  -------------  -------------

Comprehensive loss                                             $  (6,148,959)  $  (5,881,928)  $ (16,960,248) $ (16,637,916)
                                                               ==============  ==============  =============  =============


Basic and diluted net loss per common share                    $       (0.01)  $       (0.02)  $      (0.04)  $      (0.08)
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

                                Fonix Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents


                                                                                                           Nine Months Ended
                                                                                                                June 30,
                                                                                                      -----------------------------
                                                                                                          2002            2001
                                                                                                      --------------  -------------
Cash flows from operating activities:
      Net loss                                                                                        $ (16,938,542)  $ (16,637,540)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
        Non-cash expense related to issuance of debentures, warrants, preferred and common stock                  -         62,500
        Non-cash compensation expense related to issuance of stock options                                        -         10,027
        Additional Compensation expense related to issue of stock options and common stock                   12,499              -
        Accretion of discount on note receivable from affiliate                                             (13,983)       (14,883)
        Accretion of discount on note payable from affiliate                                                 34,193        119,977
        Accretion of discount on note payable                                                                28,143              -
        Impairment loss on convertible note receivable and related accrued interest                       1,523,842              -
        Loss on disposal of property and equipment                                                                -            453
        Depreciation and amortization                                                                       401,385      2,145,750
        Equity in net loss of affiliate                                                                     334,077        298,119
        Changes in assets and liabilities:
           Accounts receivable                                                                              (82,611)       (56,005)
           Interest and other receivables                                                                  (112,639)             -
           Inventory                                                                                        (25,788)       (66,745)
           Prepaid expenses and other current assets                                                        (21,415)       (96,778)
           Funds held in escrow                                                                                   -        151,006
           Other assets                                                                                      (1,504)       (18,644)
           Accounts payable                                                                               2,010,341        506,971
           Accrued liabilities                                                                            4,596,472        763,342
           Accrued liabilities - related party                                                               (8,333)       (87,500)
           Other Current Liabilities                                                                          1,392              -
           Deferred revenues                                                                                 35,739        397,100
           Cumulative foreign currency translation adjustment                                               (21,706)          (376)
                                                                                                      --------------  -------------

        Net cash used in operating activities                                                            (8,248,438)   (12,523,226)
                                                                                                      --------------  -------------

Cash flows from investing activities:
      Purchase of property and equipment                                                                    (78,699)      (574,701)
      Proceeds from disoposal of property and equipment                                                           -            400
      Issuance of notes receivable from affiliate                                                                 -       (302,909)
      Issuance of notes receivable                                                                         (820,000)      (150,000)
      Investment in Affiliate                                                                                     -       (200,000)
      Proceeds from sale of HSG                                                                                   -      2,000,000
                                                                                                      --------------  -------------

        Net cash used in investing activities                                                              (898,699)       772,790
                                                                                                      --------------  -------------

Cash flows from financing activities:
      Proceeds from sale of Class A common stock, net                                                    10,122,346     11,918,450
      Proceeds of note payable to related parties                                                           359,060              -
      Proceeds from other notes payable                                                                      75,000              -
      Principal payments on capital lease obligation                                                              -        (32,753)
      Proceeds from exercise of stock options                                                                     -          9,801
      Payments on note payable to affiliate                                                                (562,500)      (675,000)
      Payments on note payable                                                                           (1,030,000)             -
                                                                                                      --------------  -------------

        Net cash provided by financing activities                                                         8,963,906     11,220,498
                                                                                                      --------------  -------------

Net increase in cash and cash equivalents                                                                  (183,231)      (529,938)

Cash and cash equivalents at beginning of period                                                            201,401      1,413,627
                                                                                                      --------------  -------------

Cash and cash equivalents at end of period                                                            $      18,170   $    883,689
                                                                                                      ==============  =============

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

Business Conditions - The Company's revenues increased from $265,646 for the three months ended September 30, 2001 to $834,076 for the three months ended September 30, 2002, and from $505,927 for the nine months ended September 30, 2001 to $1,812,057 for the nine months ended September 30, 2002. However, the Company has incurred significant losses since inception, including a loss of $16,938,542 for the nine months ended September 30, 2002. The Company incurred negative cash flows from operating activities of $8,248,438 during the nine months ended September 30, 2002. Sales of products and revenue from licenses based on the Company's technologies have not been sufficient to finance ongoing operations. As of September 30, 2002, the Company had negative working capital of $12,691,039 and an accumulated deficit of $191,047,898. The Company has drawn all but $2,228,830 of the capital available under its first two equity lines of credit. The Company will not be able to make draws under its third equity line of credit until a registration statement covering the shares of common stock to be issued in connection with that third equity line is declared effective by the SEC. The Company filed the registration statement for the third equity line on June 27, 2002. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors, including the Company's success in (1) increasing license, royalty, product, and services revenues, (2) raising sufficient additional debt or equity funding and (3) minimizing or decreasing operating costs. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

The following tables are reconciliations of the net loss numerator of basic and diluted net loss per common share for the three months and nine months ended September 30, 2002 and 2001:

                                           Three months ended September 30,
                                          2002                          2001
                                --------------------------   ---------------------------

                                                 Per Share                    Per Share
                                   Amount         Amount         Amount         Amount
Net loss attributable to
common stockholders             $ (6,155,490)     $ (0.01)   $ (5,883,600)      $ (0.02)
                                =============     ========   ==============     ========

Weighted-average common shares
    outstanding                   482,410,556                   239,108,716
                                ==============               ==============



                                                           Nine months ended September 30,


                                                         2002                           2001
                                               ---------------------------     ---------------------------
                                                                Per Share                      Per Share
                                                  Amount         Amount          Amount         Amount

Net loss                                       $ (16,938,542)                  $(16,637,540)

Preferred stock dividends                                 -                          (9,281)
                                               -------------                   -------------

Net loss attributable to
common stockholders                            $ (16,938,542)    $ (0.04)      $ (16,646,821)     $ (0.08)
                                               ==============    =========     =============      ========

Weighted-average common shares
     outstanding                                  448,619,260                    218,225,768
                                                  ===========                    ===========


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

Deferred revenue at September 30, 2002, and December 31, 2001, consisted of the following:


                                                                                      September 30,           December 31,
Description                                   Criteria for Recognition                     2002                   2002
---------------------------         ----------------------------------            ----------------------  --------------------
Deferred unit royalties             Delivery of units to end users or
and licence fees                    expiration of contract                        $              938,891  $            945,814
Engineering projects not            Completion of work and acceptance
completed                           of completed work by customer                                125,000                62,500
Deferred customer                   Expiration of period covered by
support                             support agreement                                             21,697                41,535
                                                                                  ----------------------  --------------------
Total deferred revenue                                                            $            1,085,588  $          1,049,849
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

During the nine months ended September 30, 2002, Unveil drew $820,000 on the line of credit, bringing total draws on the line of credit to $1,450,000 as of September 30, 2002. Due to limited resources available to the Company, only minimal requests for funding by Unveil under the line of credit have been met. This limitation in funding has resulted in a deterioration of Unveil's financial condition and has caused Unveil to slow its development process. Accordingly, due to Unveil's financial condition, the Company recorded an impairment loss as of September 30, 2002 in the amount of $1,523,842, consisting of the outstanding balance on the line of credit plus accrued interest thereon as of that date. The Company intends to pursue its rights to the collateral under the note receivable if the outstanding balance is not paid on December 31, 2002, but may continue to advance available funds to Unveil to permit continued development and commercialization of the CRM software. Future amounts advanced to Unveil, if any, will be included in product research and development expenses in the periods incurred. The Company advanced $100,000 to Unveil in October 2002 for such development expenses that will be reflected in the results of operations for the fourth quarter of 2002.

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


                                                                             Three Months                 Nine months
                                                                                 Ended                       Ended
                                                                             September 30,               September 30,
                                                                                 2002                         2002
                                                                        -----------------------      ----------------------
Company share of Audium net loss                                        $                89,124      $              208,602
Amortization of difference between purchase price of Audium Preferred
Stock and Company's share of Audium's net stockholders' deficit         $                41,826      $              125,475
                                                                        -----------------------      ----------------------
Total equity in loss of affiliate                                       $               130,950      $              334,077
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


                                                        September 30, 2002                           December 31, 2001
                                            ------------------------------------------  --------------------------------------------
                                                    Gross                                      Gross
                                                  Carrying            Accumulated             Carrying              Accumulated
                                                   Amount             Amortization             Amount              Amortization
                                            --------------------- --------------------  --------------------   ---------------------
Speech software technology                  $             978,582 $           (78,298)  $            978,582                     -0-
Customer relationships                                    306,000              (22,950)              306,000                     -0-
Patents                                                   164,460            (159,064)               164,460               (145,522)
                                            --------------------- --------------------  --------------------   ---------------------
Total                                       $           1,449,042 $          (260,312)  $          1,449,042   $           (145,522)
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

Accumulated amortization of goodwill was $2,295,598 at both September 30, 2002, and December 31, 2001. In accordance with the provisions of SFAS No. 142, the Company no longer amortizes goodwill.

The amortization expense for capitalized speech software technology is included in cost of revenue. For the nine months ended September 30, 2002 and 2001, the amortization expense included in cost of revenues was $78,297 and $1,368,330, respectively. During the three months ended December 31, 2001, the Company recognized an impairment loss on its speech software technology amounting to $5,832,217, and its handwriting recognition technology amounting to $2,056,295, both of which were included in cost of revenues for that period.

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

Goodwill amortization expense was $454,284 during the nine months ended September 30, 2001, and $604,105, $604,105 and $604,105 during the years ended December 31, 2001, 2000, and 1999, respectively. The effects on loss before extraordinary item, net loss and basic and diluted loss per share of excluding such goodwill amortization from the nine months ended September 30, 2002 and 2001, and from the years ended December 31, 2001, 2000, and 1999 is as follows:


                                           For the Nine months Ended                  For the Years Ended December 31,
                                      ------------------------------------  -----------------------------------------------------
                                        September 30,      September 30,          2001               2000              1999
                                            2002               2001
                                      -----------------  -----------------  -----------------  -----------------  ---------------
Loss before extraordinary item, as
  reported                            $    (16,938,542)  $    (16,723,725)  $    (31,059,791)  $    (22,810,677)  $  (22,136,276)
Loss before extraordinary item,
  excluding goodwill amortization     $    (16,938,542)  $    (16,723,725)  $    (30,455,686)  $    (22,206,572)  $  (21,532,171)
                                      =================  =================  =================  =================  ===============
Net loss, as reported                 $    (16,938,542)  $    (16,723,725)  $    (31,059,791)  $    (22,761,229)  $  (21,662,419)
Add back goodwill amortization                          -          454,284            604,105            604,105          604,105
                                      -----------------  -----------------  -----------------  -----------------  ---------------
Net loss, excluding goodwill
  amortization                        $    (16,938,542)  $    (16,269,441)  $    (30,455,686)  $    (22,157,124)  $  (21,058,314)
                                      =================  =================  =================  =================  ===============
Basic and diluted loss per share:

   Loss before extraordinary item,
     as reported                      $          (0.04)  $          (0.08)  $          (0.13)  $          (0.16)  $        (0.32)
   Loss before extraordinary item,
     excluding goodwill amortization  $          (0.04)  $          (0.08)  $          (0.13)  $          (0.16)  $        (0.31)
                                      =================  =================  =================  =================  ===============
   Net loss, as reported              $          (0.04)  $          (0.08)  $          (0.13)  $          (0.16)  $        (0.31)
   Net loss, excluding goodwill       $          (0.04)  $          (0.07)  $          (0.13)  $          (0.16)  $        (0.30)
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

As collateral for the Force Note, 7,000,000 shares of the Company's Class A common stock were placed into escrow. To date, all required payments have been made. As of September 30, 2002, payments amounting to $250,000 remained outstanding under the Force Note. No additional payments have been made as of November 11, 2002.

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

10. COMMITMENTS AND CONTINGENCIES

Until the registration statement covering shares for the Third Equity Line is declared effective by the SEC, the Company is unable to draw funds from the Third Equity Line. Consequently, the Company's cash resources are limited to collections from customers and loans, which are not sufficient to cover operating expenses. As a result, payments to employees and vendors have been delayed since June 2002. Employees have been paid through June

15, 2002. Subsequent to June 30, 2002, advances have been made to certain employees on the basis of financial need as determined by the individual circumstances of each employee. Payments amounting to approximately $252,000 have been made on this basis through December 10, 2002. Forty-one employees of Fonix have quit or been terminated between July 1, 2002 and December 10, 2002. No stoppage in work has occurred as a result of nonpayment or delayed payment of compensation to date, nor have deliveries to customers been effected. Certain payments to vendors deemed to be critical to the Company's ongoing operations have been made. To date, no critical services have been stopped as a result of nonpayment or delayed payment. At December 10, 2002, unpaid compensation payable to current and former employees amounted to approximately $4,200,000 and vendor accounts payable amount to approximately $2,348,000. The Company has not been declared in default under the terms of any material agreements.

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

The Company's revenues increased from $265,646 for the three months ended September 30, 2001 to $834,076 for the three months ended September 30, 2002, and from $505,927 for the nine months ended September 30, 2001 to $1,812,057 for the nine months ended September 30, 2002. However, the Company incurred negative cash flows from operating activities of $8,248,438 during the nine months ended September 30, 2002. Sales and licensing of products based on the Company's technologies have not been sufficient to finance ongoing operations. As of September 30, 2002, the Company had negative working capital of $12,691,039 and an accumulated deficit of $191,047,898. The Company has drawn all capital available under its initial and second equity lines. While a third equity line is in place, it is unavailable to the Company until a registration statement covering the underlying securities is declared effective by the SEC. The Company's continued existence is dependent upon several factors, including the Company's success in (1) increasing license, royalty, product, and services revenues, (2) raising sufficient additional equity and debt funding and (3) minimizing and reducting operating costs. Until sufficient revenues are generated from operating activities, the Company expects to continue to fund its operations through the sale of its equity and debt securities.

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

Deferred revenue at September 30, 2002, and December 31, 2001, consisted of the following:


                                                                                      September 30,           December 31,
Description                                   Criteria for Recognition                     2002                   2002
---------------------------         ----------------------------------            ----------------------  --------------------
Deferred unit royalties             Delivery of units to end users or
and licence fees                    expiration of contract                        $              938,891  $            945,814
Engineering projects not            Completion of work and acceptance
completed                           of completed work by customer                                125,000                62,500
Deferred customer                   Expiration of period covered by
support                             support agreement                                             21,697                41,535
                                                                                  ----------------------  --------------------
Total deferred revenue                                                            $            1,085,588  $          1,049,849
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

Cost of revenues were $207,360 for the three months ended September 30, 2002, a decrease of $334,880, from the corresponding period in 2001. The writedown of the Company's capitalized software costs in 2001 resulted in a

$430,001 decrease in amortization in 2002. The decrease was offset by increases in other costs of revenues including the cost of delivering royalties and licenses and the cost of hardware sales. Hardware sales represents the the largest portion of the increase because such sales were new to the Company in 2002, as noted above.

Selling, general and administrative expenses were $3,057,282 and $3,068,304 for the three months ended September 30, 2002 and 2001, respectively. The decrease of $11,022 includes increases of $214,295 in compensation-related expenses and $250,731 in other operating expenses related to increased sales and marketing personnel. These increases were offset by decreases of $160,897 in travel due to limited resources, $187,511 in legal and professional fees due to reduced litigation and regulatory filings, $75,770 in investor relations expenses due to the timing of the annual meeting of shareholders, and $44,493 in consulting fees due to reduction of reliance on outside services

Product development and research expenses were $2,038,170 and $2,196,362 for the three months ended September 30, 2002 and 2001, respectively, reflecting a decrease of $158,192. The decrease reflects reductions of $241,932 in consulting fees due to decreased reliance on outside services, $36,874 in other operating expenses due to reduced expenses required to complete development projects. These decreases were offset by increases of $101,810 in compensation related expenses due to increased reliance on internal resources and development expertise and $20,950 in occupancy costs to accommodate the development staff.

Amortization of intangible assets, excluding the portion classified as cost of revenues, was $7,650 and $151,026 for the three months ended September 30, 2002 and 2001, respectively. The decrease of $143,376 is a result of the change in accounting for amortization of goodwill dictated by SFAS No. 142. Based on the value of current intangible assets, the Company expects amortization of speech software technology to be approximately $34,000, including $26,000 to be charged to cost of revenues, for the remainder of 2002 and $136,000 per year thereafter, including $104,000 to be charged to cost of revenues, until the underlying assets have been completely amortized.

At September 30, 2002, the Company recorded an impairment loss in the amount of $1,523,842 on its convertible note receivable from Unveil Corporation. Because of the Company's currently limited ability to meet Unveil's requests for additional funding and Unveil's inability to raise other capital or generate funds from its own operations, management believes that Unveil's financial condition has declined and recognition of the impairment is appropriate at this time. The Company may, as additional funds become available, provide additional advances to Unveil to assist in the development of its CRM software. Such funds will be recorded as product research and development expenses in the period expended.

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

Cost of revenues were $417,888 for the nine months ended September 30, 2002, a decrease of $1,056,094, from the corresponding period in 2001. The writedown of the Company's capitalized software costs in 2001 resulted in a $1,290,003 decrease in amortization in 2002. The decrease was offset by increases in other costs of revenues including the cost of delivering royalties and licenses and the cost of hardware sales. Hardware sales represents the the largest portion of the increase because such sales were new to the Company in 2002, as noted above.

Selling, general and administrative expenses were $9,654,721 and $8,517,817 for the nine months ended September 30, 2002 and 2001, respectively. The increase of $1,136,904 includes increases of $661,713 in compensation- related expenses due to increased sales and marketing staff and strategic planning personnel, $252,330 in consultants, outside services and promotional expenses due to increased marketing efforts as well as consultations regarding financing alternatives, $83,455 in occupancy charges due to increased sales and marketing personnel, and $771,790 in other operating expenses related to increases in sales, marketing and business development personnel, and efforts related to increased marketing and promotional activities as well as expansion into assistive markets. These increases were offset by decreases of $342,391 in legal and professional fees due to reduced litigation and regulatory filing needs, $260,668 in travel-related expenses due to limited funds available for travel, and $61,587 in investor communication expenses due to reduced press releases and other related communications.

Product development and research expenses were $6,763,622 and $6,335,639 for the nine months ended September 30, 2002 and 2001, respectively, reflecting an increase of $427,983. Increases of $771,378 in compensation-related expenses reflect the Company's efforts to increase its capacity to develop speech-enabling solutions as well as the cost of additional employees added in connection with the acquisition from Force Computers. These increases were offset by a decreases of $196,235 in consulting expenses due to reduced reliance on outside services for development efforts, $135,641 in occupancy, travel and other operating expenses resulting from reductions in the purchase of software licenses and related services due to limited funds.

Amortization of intangible assets, excluding the portion classified as cost of revenues, was $22,950 and $454,284 for the nine months ended September 30, 2002 and 2001, respectively. The decrease of $431,334 is a result of the change in accounting for amortization of goodwill dictated by SFAS No. 142. Based on the value of current intangible assets, the Company expects amortization of speech software technology to be approximately $34,000, including $26,000 to be charged to cost of revenues, for the remainder of 2002 and $136,000 per year thereafter, including $104,000 to be charged to cost of revenues, until the underlying assets have been completely amortized.

At September 30, 2002, the Company recorded an impairment loss in the amount of $1,523,842 on its convertible note receivable from Unveil Corporation. Because of the Company's current limited ability to meet Unveil's requests for additional funding and Unveil's inability to raise other capital or generate funds from its own operations, management believes that Unveil's financial condition has declined and recognition of the impairment is appropriate at this time. The Company may, as additional funds become available, provide additional advances to Unveil to assist in the development of its CRM software. Such funds will be recorded as product research and development expenses in the period expended.

Liquidity and Capital Resources

While the Company anticipates that revenues will increase during the next 12 months, it must raise additional funds to be able to satisfy its cash requirements. Research and development, corporate operations and marketing expenses will continue to require additional capital. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements until such time as the Company is able to enter into additional third- party licensing, collaboration or co-marketing arrangements which generate revenues such that it will be able to finance ongoing operations from license, royalty and services revenues. There can be no assurance that the Company will be able to generate substantial revenues from such agreements. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of the Company in connection with such financing could result in substantial additional dilution to the stockholders of the Company and declining market value of the Company's shares may limit the amount available in this manner. The Company currently has drawn all available funds on two existing equity lines, but has recently entered into a third equity line with the same investor under which the Company may issue up to 200,000,000 shares of Class A common stock when the registration of such shares is declared effective by the SEC. The Company currently has no alternative plans for funding operations other than issuance of debt and equity securities, but it continues to explore other options for additional funding for its operations. The Company's shareholders recently approved an increase of 300,000,000 common shares in authorized capital in order to facilitate the current funding process.

Until the registration statement covering the shares related to the third equity line is declared effective by the Commission, the Company is unable to draw funds from the third equity line. Consequently, cash resources are limited to collections from customers and loan proceeds, which are not sufficient to cover operating expenses. As a result, payments to employees and vendors have been delayed since June 2002. Employees have been paid through June 15, 2002. Subsequent to June 30, 2002, advances have been made to certain employees on the basis of financial need as determined by the individual circumstances of each employee. Payments amounting to approximately $252,000 have been made on this basis through December 10, 2002. Since July 1, 2002, 41 employees of Fonix have quit, been terminated or been place on leave without pay. No stoppage in work has occurred as a result of nonpayment or delayed payment of compensation to date, nor have deliveries to customers been effected. Certain payments to vendors deemed to be critical to our ongoing operations have been made. To date, no critical services have been stopped as a result of nonpayment or delayed payment. At December 10, 2002, unpaid compensation payable to current and former employees amounts to approximately $4,200,000 and vendor accounts payable amount to approximately $2,348,000. The Company has not been declared in default under the terms of any material agreements.

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

Net cash used in operating activities of $8,248,438 for the nine months ended September 30, 2002, resulted principally from the net loss incurred of $16,938,542 offset by non-cash expenses pertaining to depreciation and amortization of $401,385, impairment loss on convertible note receivable of $1,523,842 and equity in net loss of affiliate of $334,077, as well as increases in accounts payable and accrued expenses of $6,606,810. Net cash used in investing activities of $898,699 for the nine months ended September 30, 2002, consisted primarily of advances under a convertible note receivable of $820,000. Net cash used in operating and investing activities was offset by net cash provided by financing activities of $8,963,906, consisting primarily of the receipt of $10,122,346 in cash related draws under the Company's equity lines of credit offset, in part, by $1,592,500 in payments on notes payable.

The Company had negative working capital of $12,691,039 at September 30, 2002, compared to negative working capital of $6,101,268 at December 31, 2001. Current assets decreased by $867,590 to $401,534 from December 31, 2001, to September 30, 2002. Current liabilities increased by $5,722,181 to $13,092,573 during the same period. The change in working capital from December 31, 2001 to September 30, 2002, was primarily attributable to the timing of payments on operating obligations such as accounts payable and accrued liabilities, and receipts of funding under the Company's equity lines of credit. Total assets were $6,460,160 at September 30, 2002, compared to $8,599,028 at December 31, 2001.

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

During the nine months ended September 30, 2002, Unveil drew $820,000 on the line of credit, bringing total draws on the line of credit to $1,450,000 as of September 30, 2002. Due to limited resources available to the Company, only minimal requests for funding by Unveil under the line of credit have been met. This limitation in funding has resulted in a deterioration of Unveil's financial condition and has caused Unveil to slow its development process. Accordingly, due to Unveil's financial condition, the Company recorded an impairment loss as of September 30, 2002 in the amount of $1,523,842, consisting of the outstanding balance on the line of credit plus accrued interest thereon as of that date. The Company intends to pursue its rights to the collateral under the note receivable if the balance is not repaid by December 31, 2002, but may continue to advance available funds to Unveil to permit continued development and commercialization of the CRM software. Future amounts advanced to Unveil, if any, will be included in product research and development expenses in the periods incurred. The Company advanced $100,000 to Unveil in October 2002 for such development expenses that will be reflected in the results of operations for the fourth quarter of 2002.

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


                                                                             Three Months                 Nine months
                                                                                 Ended                       Ended
                                                                             September 30,               September 30,
                                                                                 2002                         2002
                                                                        -----------------------      ----------------------
Company share of Audium net loss                                        $                89,124      $              208,602
Amortization of difference between purchase price of Audium Preferred
Stock and Company's share of Audium's net stockholders' deficit         $                41,826      $              125,475
                                                                        -----------------------      ----------------------
Total equity in loss of affiliate                                       $               130,950      $              334,077
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

Notes Payable - Related Parties

Two executive officers of the Company (the "Lenders") sold shares of the Company's Class A common stock owned by them and advanced the resulting proceeds amounting to $333,308 to the Company under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in Company operations. The advances bear interest at 10 percent per annum, payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, is due and payable on June 10, 2003. Any time after December 11, 2002, all or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company. The conversion price is the average closing bid price of the shares at the time of the advances. If converted, the conversion amount is divided by the conversion price to determine the number of shares to be issued to the Lenders. To the extent the market price of the Company's shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. A beneficial conversion feature of $14,917 was recorded as interest expense in connection with this transaction. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors. The Lenders subsequently pledged 1,234,622 shares of the Company's Class A common stock to the Equity Line Investor in connection with an advance of $182,676 to the Company under the Third Equity Line (see Note 7 below). The Equity Line Investor subsequently sold the pledged shares and applied the proceeds in reduction of the advance. The value of the pledged shares of $86,423.54 was treated as an additional advance from the Lenders.

The aggregate advances of $407,385 from the Lenders are secured by the Company's intellectual property rights.

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

Series D Convertible Debentures

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

                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

           In connection with the Quarterly Report of Fonix Corporation on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Thomas A. Murdock, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


                              /s/ Thomas A. Murdock
                             ------------------------------------------
                             Thomas A. Murdock
                             Chief Executive Officer

                                  EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

           In connection with the Quarterly Report of Fonix Corporation on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Roger D. Dudley, Chief Financial Officer, of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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