Form 10-K
period 2002-12-31
FONIX CORP
filed 2003-03-31
CIK 855585

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark one)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002, or

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

The aggregate market value of the voting stock held by non-affiliates of the registrant is approximately $9,185,369, calculated using a closing price of $0.0137 per share on March 21, 2003. For purposes of this calculation, the registrant has included only the number of shares directly held by its officers and directors as of March 21, 2003 (and not counting shares beneficially owned on that date), in determining the shares held by non-affiliates. As of March 21, 2003, there were issued and outstanding 670,496,603 (16,762,415 post-reverse stock split) shares of the Company's Class A common stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                Fonix Corporation

                          2002 FORM 10-K ANNUAL REPORT



                                TABLE OF CONTENTS

                                     Part I

                                                                           Page

Item  1.   Business                                                          3
Item  2.   Properties                                                       26
Item  3.   Legal Proceedings                                                27
Item  4.   Submission of Matters to a Vote of Security Holders              27

                                     Part II

Item  5.   Market for Registrant's Common Equity and Related
                Stockholder Matters                                         29
Item  6.   Selected Financial Data                                          31
Item  7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            32
Item  8.   Financial Statements and Supplementary Data                      52
Item  9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                             52

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant               54
Item 11.   Executive Compensation                                           56
Item 12.   Security Ownership of Certain Beneficial
                Owners and Management                                       60
Item 13.   Certain Relationships and Related Transactions                   61

                                     Part IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  63

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

General

           Fonix Corporation, a Delaware corporation ("Fonix" or the "Company"), delivers speech interface solutions and applications ("Products") that empower people to interact conversationally with information systems and computing devices. Fonix Products are based on the Company's speech-enabling technologies, which include text- to-speech ("TTS") and neural network-based automated speech recognition ("ASR"). ASR and TTS technologies are sometimes collectively referred to in this report as "Core Technologies." The Company believes its intuitive speech-enabling Products enhance user productivity and efficiency in a broad range of markets including mobile and wireless devices; embedded speech solutions for automotive applications; computer telephony and server applications; assistive and language learning applications for everyday use with computers and electronic devices; and end-to-end distributive speech processing and connectivity.

           Prior to 2002, the Company was focused on research and development ("R&D") and prototype development projects for customized applications. The R&D and prototype development utilized the Core Technologies and development and marketing of multiple operating systems and hardware platforms. The transition from R&D and prototype development to standard speech Products began in 2002. The Company expects to leverage its standard speech Products across multiple platforms, multiple products, and markets.

            The Company currently markets speech Products that utilize its Core Technologies to software developers, consumer electronics manufacturers, micro-processor manufacturers, third-party product developers, operating system developers, network developers, and wireless operators, as well as directly to consumers. The Company currently focuses its marketing efforts toward embedded systems for automotive applications and wireless and mobile electronic devices, server-based solutions for telephony voice-activated applications, and enterprise distributive speech solutions. The Company pursues revenue opportunities through generation of royalty fees, product and technology licenses, product sales, non-recurring engineering fees, and support agreements.

           Speech-enabled Products are a value-added interface solution for computing and communications devices. The Company believes that manufacturers of consumer electronics products, software developers, wireless operators, telephony distributors, system integrators, and value added re-sellers ("VARs") can simplify the use and increase the functionality of their products and services by integrating the Company's Products, resulting in broader market opportunities and significant competitive advantage. Fonix Products support multiple hardware and software platforms, are environment and speaker independent, optimize cost and power efficiencies, provide easy integration within a relatively small memory requirement for embedded applications, and enhance scalability for high channel capacity for computer telephony and server-based systems.

           The Company believes that it is well positioned to serve markets that are rapidly adopting speech-enabled solutions and applications. As memory requirements, noise robustness, recognition accuracy, and efficiency of speech solutions become increasingly critical, Fonix expects that its Products will provide compelling solutions to meet highly competitive customer demands.

Market Focus

           Newly streamlined and focused operations have resulted in delivery of Fonix Products in five primary market areas:


          o Wireless /mobile devices and game consoles: Cell phones, personal data assistants ("PDAs"), PDAs with PhoneEdition, "smartphones," and entertainment game consoles.

          o Telephony and server applications: Automated phone directory applications.

          o    Everyday  speech  interface   applications:   "e.Speech(TM)"  for
               Assistive, language learning, and PC and PDA applications.

          o    End-to-end:   Distributive  speech  solution;   embedded  devices
               connected to servers.

          o Automotive: Speech enabled interface with automotive multi-media systems and electronic functions.


FONIX MOBILE/WIRELESS AND GAME CONSOLES

           Fonix provides intuitive speech interface Products for mobile and wireless devices, such as PDAs, PDAs with Phone Edition, new "smartphones," other mobile phones, game consoles, web pads, wireless communication devices, and other consumer electronics. Fonix believes that in many cases, a significant deterrent to full functionality and more widespread use of these powerful and small computing devices is the current dependence on a keyboard, touch screen and/or computer mouse to interface with the device. Fonix also believes that speech- enabling applications that provide an intuitive user interface will increase the utility of these devices and improve access to information. Other product development initiatives that may drive additional interest in speech-enabling solutions include electronic books; wearable computers; smart toys and appliances such as VCRs, answering machines, wireless climate control systems; and command-and-control applications.

           The handheld device market has experienced radical change as devices have added more powerful processors, more memory, and wireless connection capabilities. Technologies like Wi-Fi (802.11), Bluetooth, and 2.5-3G wireless have changed the way consumers use their devices. Handheld devices are no longer just an address book or calendar; now, these devices are being used for activities such as accessing the Internet, and providing real time e-mail, and navigation. As the line between PDAs and mobile phones starts to blur and a new category of devices--smartphones--emerges, access to information and device functionality increase with the use of speech enabling solutions and applications. And as these devices become smaller, voice solutions become attractive means to easily and safely access the Internet, manage e-mail, and even navigate applications on these devices. Fonix Products for mobile/wireless devices are described below.

           o         Fonix VoiceSuite

           Fonix offers a fully integrated solution under the Fonix VoiceSuite(R) umbrella. The first Product of the VoiceSuite is Fonix VoiceDialTM. Fonix VoiceDial is a totally interactive, hands-free software application that enables a user to place calls by number or by contact name, fully integrated with Microsoft Outlook(R), with no voice training required. A user simply speaks the number or name and Fonix VoiceDial makes the call. With Fonix VoiceDial, true mobility is now possible through the power of speech. Fonix has announced support for the following devices:

           Microsoft PocketPC(R) Phone Edition Devices

                     T-Mobile Pocket PC Phone Edition
                     AT&T Siemens SX56
                     O2 XDA
                     HP Journada 928
                     Hitachi Multimedia Communicator
                     Samsung i700
                     Microsoft Smartphone Devices
                     Orange SPV

           Bluetooth Devices
                     Bluetooth enabled Microsoft PocketPC 2002 PDA Sony-Ericsson T68i mobile phone
                     Bluetooth headset

           Fonix also expects to support devices with Symbian and Palm operating systems. Subject to resource allocation and cooperation with Symbian and Palm, Fonix expects to deliver the VoiceSuite on Symbian and Palm devices in 2003.

           Future Fonix VoiceSuite Products include Fonix VoiceEmail(TM), Fonix VoiceInternet(TM), and Fonix VoiceCalendar(TM).

                     o Fonix VoiceEmail features the ability to conduct "e-mail triage" by voice. Access, respond and have emails read to the user through the device.

                     o Fonix VoiceInternet features the ability to navigate the Internet by voice. It also allows for access to databases on business websites.

                     o Fonix VoiceCalendar features the ability to manage a calendar, including rescheduling appointments.

           All components of the Fonix VoiceSuite are currently available or Fonix ancipates that they will be available in spring/summer of 2003. The Suite will support American and UK English, German, French, and Spanish with additional languages in development. Fonix is developing additional solutions based on Microsoft PocketPC Phone Edition, Microsoft Smartphone, Microsoft PocketPC, Symbian, and Palm operating systems.

           o         Platforms, Ports, Processors

           Fonix supports multiple microprocessors ("Chips") and operating systems ("OS"). The following chart identifies some of the Chips and OS platforms Fonix supports:


-------------------------------------- -----------------------------------------------------------------------------
                                                                Types of Operating Systems
-------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
                                                                                                           No OS
                                                                                                          Support
      Types of Microprocessors            Win32        WinCE       VxWorks        QNX         Linux      Required
-------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
           Analog Devices
         Blackfin ADSP-21535                                                                                 o
-------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
                 ARM
                 ARM                                     o                                                   o
                ARM 9                                    o                                                   o
-------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
                Epson
            S1C33 Family
-------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
               Hitachi
                SH-3                                     o
                SH-4                                     o            o            o
-------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
                Intel
               SA-1110                                   o
               PXA250                                    o                         o
                 X86                        o                                      o            o
-------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
                MIPS
    MIPS 32-bit processor Family                         o
-------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
              Motorola
               MGT5100                                                             o
-------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
              NeoMagic
         MiMagic3 (NMS7210)                              o
-------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------
                 TI
      OMAP1510 (ARM9 core only)                          o
-------------------------------------- ------------ ------------ ------------ ------------ ------------ ------------



           o         Game Consoles

           In February 2003, the Microsoft Xbox(R) Development Kit with Fonix ASR was first available for game developers. Game developers for the Microsoft Xbox are now able to easily add Fonix speaker-independent ASR to games. Fonix speaker-independent speech recognition allows the game developer to author multiple vocabulary sets and select between various active vocabularies. These vocabularies may then be used as voice-activated commands during game play. Fonix is working to deliver similar solutions for game consoles offered by other manufacturers. Fonix also intends in the future to offer services to help game developers successfully deliver speech-enabled games.

         o         Fonix Mobile/Wireless and Game Consoles Market Opportunities

           As new developments and initiatives drive interest in speech-enabled mobile and wireless solutions, Fonix is well positioned to meet demand and grow with the market. Fonix's partners and OEMs provide significant potential to reach users in many market areas.

           Fonix has already seen significant early market response to VoiceDial. With the additional support for German, French, and Spanish, Fonix will extend its sales efforts to better address the European market. Further, subject to continued market growth, Fonix intends to add support for additional languages in order to address more markets.

           Specific to VoiceDial, Fonix expects to deliver in the following channels:

               o Original Equipment Manufacturers ("OEM"): The first VoiceDial contract delivered the Product on the Hewlett Packard ("HP") Journada(R)928 WDA. Fonix is aggressively pursuing additional OEM opportunities with its partners:
                    Microsoft, Intel, TI, Accelent, NeoMagic, HP, Hitachi, Siemens, O2, and Samsung. There is also an opportunity to include VoiceDial on media delivered with devices. For example,  mobile  carriers,  retailers,  or OEMs  could  all include applications on CDs or memory cards. These applications could be fully licensed versions or 15- day trials that require payment to unlock. Recent devices have been delivered with trial programs included on memory cards or on CDs. This allows OEMs to deliver additional functionality to customers without additional expense.

           o Mobile Operators: Fonix will attempt to market VoiceDial and future applications in the Fonix VoiceSuite through mobile operators, such as AT&T Wireless, T-Mobile, Orange, Vodaphone, and Verizon. Fonix anticipates that the use of VoiceDial will increase the monthly air time use of wireless devices. Early analysis indicates that making it easier for customers to access all of their contacts likely will result in an increase in air time.

                     Fonix speech applications also offer mobile operators the ability to add additional high margin accessory sales to their store operations. Because most mobile operators subsidize their handset sales, the accessory market is attractive for additional revenue. Fonix Products could be delivered in many methods including having boxes on the shelf, loading software directly on the device, or over-the-air activation.

           o Innovative Retail Opportunities: The market for speech applications sold over the Internet is beginning to mature. Handango, PocketGear, PocketPC Passion, and others will allow Fonix to distribute VoiceDial in high traffic Internet locations without the distribution costs of working with retail stores. Fonix also provides its Products on its website.

           o Bundled Solutions: Other complementary solutions are also channels for Fonix distribution. Companies like Travroute have integrated Fonix solutions into their applications. Fonix foresees partners shipping the full VoiceDial functionality as a complement to their applications and devices.

           Fonix has several competitors in the speaker-independent speech market. Companies like ART, Voice Signal, and Neuvoice all deliver speaker-dependent and speaker-independent solutions. Other speech companies like IBM and Speechworks may introduce competitive products.

FONIX TELEPHONY AND SERVER

           Fonix Speak@Me(R) provides telephony and server-based solutions for automated phone directory and database information systems. Fonix believes that traditional operator systems and other means of accessing information are becoming antiquated. Significant employee and personal time is lost trying to access information through keypad directories or because calls are blocked after hours. Also, information stored or transferred through servers, PBX, or databases may not be easily accessed through non-integrated platforms. Voice-automated systems are capable of integrating these markets and meeting customer expectations of competitive costs, easy installation with minimal change to their existing infrastructure, and a simple user interface.

           o         Speak@Me

           Speak@Me is a user-friendly and intuitive Product for telephony and server-based systems. Designed to fit easily into existing telephone systems, Speak@Me is a complete package of easy-to-use personal and professional services.

           ConnectMe(R), the first Product in the Speak@Me suite, is the latest in ASR innovation designed to transform the way businesses connect incoming and outgoing phone calls. A voice-automated telephone operator, ConnectMe provides an efficient, professional means of handling incoming calls.

           ConnectMe 2.0 is scheduled for release in the second quarter of 2003. Additional modules for the Speak@Me Suite, with expected availability in the second half of 2003, include:

               o NotifyMe: System generated notifications via a phone call with TTS.

               o    ScheduleMe: Call a calendar and have it read aloud with TTS.

               o ReadMe: Voice-activated (user) database queries--have email, Web, or any info read aloud.

               o    AuthorizeMe:   Security   layer   authentication   by  phone
                    notification.

               o Government - 511 System: United States federal, state, and local governments are increasingly providing citizens with vital information on traffic, weather, road conditions, and other transportation information. These systems are generally accessed via telephone by dialing "511." Fonix, along with partner Meridian Environmental Technology, Inc., is providing a "511 System." Current markets include Montana, South Dakota, North Dakota, Kansas, and Nebraska. Future targets include common-boundary states Oregon, Idaho, Wyoming, Colorado, and Illinois. Competition in the 511 arena includes TellMe and IBM's WebSphere.

           Fonix Telephony and Server Opportunities

           Fonix is positioned to be a primary competitor in telephony products via ConnectMe and the Speak@Me Suite. The selling points for ConnectMe include the system's appeal to customer satisfaction, immediate ROI, consumer safety, easy installation and maintenance, and its ability to bring a professional "voice" to companies' telephone operator systems. Fonix's market strategy is to identify user/customers' resellers and, as the Products' popularity increases, push its value upward through VARs and distributors. Possible competitors in the telephony/server markets include Phonetic Systems, Locus Dialog, and Avaya. Fonix expects that as the market grows significant pricing pressure will develop, resulting in smaller margins.

FONIX EVERYDAY SPEECH, OR e.SPEECH(TM)

           Fonix e.Speech, or "everyday speech," provides speech interface Products for disabled, non-English language, and professional and personal users. e.Speech allows users to access information with simple and easy voice interface to computers and devices. e.Speech truly enhances the Fonix mission of Freedom of Speech(TM). Fonix believes older device interfaces (like keypads) or lesser quality TTS engines are antiquated and inadequate for users with special needs or disabilities. Fonix e.Speech Products provide a user-intuitive interface that can greatly increase the everyday functionality of assistive users. Fonix also believes that a smaller memory requirement and ability to recognize the user's voice in many languages allows the same or similar technology to be applied effectively to language learning markets in an expanding global community. Finally, Fonix e.Speech Products for PDAs and PCs brings superior functionality to everyone, whether a user wants Web pages read aloud or to launch applications on a PDA by speaking to the device.

           o         e.Speech for the Assistive Market

           e.Speech has an established position in the assistive market based on the wide acceptance and long-term history of Fonix's DECtalk TTS (acquired from Force Computers, Inc., in December 2001). Fonix has a significant and market-leading base of installed users in the assistive TTS market. Many users rely on the Fonix DECtalk "Perfect Paul" or "Whispery Wendy" as their voice-of-choice to read their e-mail, the daily news, or as their voice to the outside world. In addition, Fonix is expanding its Products for the assistive market to incorporate the full line of Fonix TTS offerings, including a high-quality concatenated TTS and a high-recognition rate ASR. These offerings meet assistive users' needs whether someone has a learning disability requiring a more natural voice or a disabled user who requires voice-activated input methods. Current OEM partners in the assistive market include Dynavox, GW Micro, Prentke-Romich, Kurweil Education Systems, and Toby Churchill.

           o         e.Speech Language Learning

           In the language learning market, the Company is attempting to capitalize on Fonix DECtalk's small memory footprint and high intelligibility and Fonix's ASR's high recognition rates capabilities. Language learning is an emerging market, especially in the Asian markets. Several OEMs, including Eintech and TopGrade, are selling handheld devices that allow individuals to speak a word in their native language (like Korean) and have the text read back to them in English. Fonix TTS provides this function to mass-market OEM devices. This is a growing market outside the U.S. and one that Fonix expects will soon emerge domestically as well.

           The Company currently works with OEMs, government agencies, software providers, and VARs who can take its languange learning Products and offer them to their customers in devices that meet the needs of their unique markets. Fonix is the TTS engine of choice for Asian language learning companies such as Eintech and TopGrade. Fonix's other partners in the Asian market include E-Star Lab, NEC Custom Technica, Kodensha, Dream C&C, and Dico. These channels expand the Company's ability to serve millions of individuals while generating revenue on already existing technologies that can be diverse in their final application. Fonix's goal is to become the primary supplier of speech solutions for OEMs providing language learning devices and systems.

           o         e.Speech for PDA and PC

           Fonix e.Speech Products apply the intuitive use of voice to tasks that users perform everyday. Many of these Products are appropriate for multiple markets--assistive, mobile and wireless, and business and home users.

                     o Fonix VoiceAlert(TM) gives users the ability to have scheduled meetings read aloud from a PDA telling details like who they will meet with and where-- all without looking at the screen.

                     o Fonix VoiceDirector(TM) allows users to launch desktop shortcuts or commonly used files and applications with the command of the user's voice.

                     o Fonix iSpeak(TM) reads e-mail, digital books, documents, and websites in a natural, human-sounding voice.

           Fonix is also developing Products for different consumer electronic devices, such as cordless phones, toys, home audio, and MP3 Players.

           o         e.Speech Market Opportunity

           Revenue potential in these markets is significant as world markets evolve. In the assistive market, more governments are recognizing the benefits of providing accessibility to their diabled citizens. Fonix expects significant market expansion as governments enact new regulations supporting and funding the use of speech-based solutions.

           Also, with the acceptance of the Internet and an increasingly global economy, more people need to "speak" a foreign language. Fonix believes that language learning tools, including translators, will be a profitable market, with an estimated expansion of over 100% annually for the next few years. Fonix believs that its ASR speech recognition and small footprint TTS offerings currently meet the market's needs and will continue to do so.

           Memory sizing and voice quality pose the major risks in these markets areas. As devices are able to use larger memory and more powerful CPUs, the Fonix advantage of a smaller footprint may diminish. Also, there is an inherent requirement in many of these markets for intelligibility more so than naturalness. If the market emphasis shifts to naturalness, the format-based solutions like Fonix DECtalk will lose some of their advantages. To minimize these risks, Fonix also offers a concatenated TTS that offers a higher level of naturalness using a larger footprint.

           e.Speech primary competitors include ScanSoft, IBM, NextUp Technologies, Premier Assistive Technology, and Speechworks. However, the Company believes that its advantages in format technologies and current market positioning will allow it to compete in these spaces over the next few years.

FONIX END-TO-END: DISTRIBUTED SPEECH SOLUTIONS

           End-to-end speech solutions are connected and/or wireless systems where an embedded device (usually a mobile device such as a cell phone or PDA) works with a network element such as a database or application server. The mobile device communicates with a network system via a data communication path, and the two ends exchange speech grammars, images, control signals, and other information. Generally, application software runs at both ends and speech software--ASR and/or TTS--runs at least at one end.

           Fonix is proficient at both "ends"--embedded mobile devices and servers--but has a particular strength on the embedded end. The objective of the end-to-end marketing effort is to drive sales of embedded software, including Product and ASR and TTS technology sales. By offering an end-to-end solution, Fonix can capitalize on its competitive strength, reach new markets, and command higher prices.

           Examples of end-to-end Products include:

                    o Distributed Voice Dialing: Fonix offers an embedded voice-dialing product, VoiceDial, that runs on a handheld device. It also offers a network Product, ConnectMe, accessed by telephone. These end-to-end Products allow customers to place calls using either the handheld device or via telephone to the network equipment and still have access to the same contact list. If the customer adds a new name to the contact list on the handheld unit, for example, the two ends can synchronize so that the new name is also available on the network system.

                    o Multimodal Applications: Companies such as Oracle and Glenayre offer network solutions where an application server sends commands to a speech server. In this configuration, the application server controls the dialog flow and the speech server supports ASR and TTS software. If the Company adds a handheld device with Fonix software, the handheld can communicate with the application server in place of the speech server. The Company is working with Oracle to build a connection between the Company's handheld software and the Oracle application server so that the Company can approach customers who want application access via both modes.

                    o Maps & Directions: Users speak a location, and ASR software on the handheld device recognizes the voice command. A network server then provides maps, which are displayed on the handheld, and directions, which are read aloud by the handheld unit using TTS software.

                    o Engineering Info: A maintenance worker requests a schematic or parts diagram with a keyboardless tablet. The request is recognized by embedded ASR software and sent to a database server. The required information is uploaded to the tablet and displayed on the LCD screen.

           o         End-to-End Sales & Market Opportunities

           Fonix's primary end-to-end marketing approach is to offer only the embedded end and work with partners who supply the network end. Partners may be network equipment or software vendors, telecommunications carriers, and mobile equipment manufacturers. These partners will contribute technology on the network side for a better product solution which will in turn help Fonix access a wider customer base. Currently, Fonix's most active partner is Oracle. Oracle offers a network application server and the Company is working cooperatively to build a software interface between Oreacle's server and the Company's handheld software.

           Fonix's competitors are primarily other embedded speech software vendors like ART, ScanSoft, and Speechworks. Fonix's partners also have competitors; for example Oracle, competes with Microsoft. However, Fonix is not precluded from working with our partners' competitors.

           An end-to-end strategy has some inherent risks. The end-to-end market is still emerging, and it is a new direction for Fonix, so the market size and the Company's ability to capitalize are untested. Also, building the interface and applications for an end-to-end solution requires investment. Finally, there are several competing protocols the Company might use to connect to the network, such as SALT, VoiceXML, and other proprietary solutions. Fonix lacks the resources to support all possibilities from the start, so there is some risk if the Company chooses to develop one protocol that differs from the needs of potential customers and partners. Despite these risks, however, Fonix intends to seek end-to-end solutions and partners to capitalize on the market and revenue potentials. End-to-end opens up new markets, such as companies who are deploying network solutions and want to support mobile devices also.

FONIX AUTOMOTIVE VOICE INTERFACE SOLUTIONS

           Fonix provides speech applications for fully integrated multimedia automotive solutions. These applications, now available in complete market-ready solutions, can be quickly deployed and adopted by the automotive electronics marketplace, and are based on our proprietary ASR and TTS technologies. These solutions are ideal for automotive environments in that they are highly noise robust, require no user training, are available in many language options, require minimal computing resources, and are available in a wide variety of automotive- qualified hardware configurations.

           Automotive OEMs continue to develop and market systems that can provide drivers and passengers optimized access to information but not at the cost of safety. Voice-activated response and control systems are the natural next step in driver safety and convenience. Fonix speech software is designed to work as a natural voice interface inside a car for controlling and managing complex system functions. Navigation, climate control, and Internet and cell phone access are just the beginning of the hands-free and safety-minded environment voice- activated technologies provide. As automotive telematics and multimedia systems become more complex, Fonix voice interface solutions significantly increase security, productivity, and passenger/driver satisfaction for those interacting with in-car systems.

           Fonix is executing a well-defined strategy to win large volume automotive OEM business and drive significant revenues through its automotive unit. The Company believes that it can develop and deliver production- ready, automotive-qualified, voice interface products for telematics and multimedia systems to automotive OEM and Tier 1 suppliers worldwide. The Company sees long-term return in the cross-platform application of the Core Technologies with little or no new development. Fonix believes that the technical implementation of the delivered software package can be done in a short period of time with predictable results. The portability of Fonix voice interface products allows the automotive partner to create its own dedicated solution platform and to reuse many parts of a solution for another production line.

           o         Applications for Independent and Integrated Automotive
                     Solutions

           The automotive industry requires highly robust, reusable, cost effective software components that can be easily and repeatedly deployed. Fonix Products fit this need by creating the following standard independent(stand-alone) and integrated/open high-end Products:

                    o Hands-free phone: Speaker-independent continuous digit and word recognition; speaker- dependent voice tags, contact management (i.e. Microsoft Outlook(R)); system integration

                    o    Navigation: Letter-to-word decoder incorporating N-best
                         recognition   results,    integration   with   standard
                         navigation databases (i.e. Navtech)

                    o Automotive Master Control System: Auto HVAC voice control, interior system voice control

                    o Radio/Audio: Auto radio/CD voice control, entertainment system control

                    o    Onboard   Diagnostic   Control  System:   Miscellaneous
                         automotive diagnostics controlled via ASR and/or TTS

                    o    Internet: E-mail and Internet access

           o         Fonix Automotive Opportunities

           Fonix recognizes that automotive speech interface solutions require a partnering strategy to be successful. Fonix has and will continue to partner and joint-market with the leading silicon, operating systems, and Tier 1 suppliers to create compelling solutions for automotive OEMs. The Company continually works with its partners' sales and marketing organizations to define, create, and deploy speech interface solutions required by the automotive industry. Current Fonix automotive partners include: Motorola, Hitachi, Yazaki North America, Volkswagen North America, Mitsubishi, Intel, Analog Devices, QNX, Sun Microsystems, and WindRiver. Fonix has also had discussions directly with multiple Tier 1 suppliers such as Lear Automotive Systems, Yazaki North America, JCI and other OEMs to drive large-volume, recurring revenue business.

           Major competitors include IBM (Via Voice, Pervasive Computing), Scansoft, and Speechworks. Fonix believes that it can execute the current plan to create the standard Products described above. As these Products are created and proven, Fonix must enter into supplier relationships--in many instances replacing established suppliers--to create long-term, recurring revenue situations. There can be no assurance that Fonix can establish such supplier relationships or that if it does, such relationships will result in significant Product sales in this market.

Employees

           As of March 21, 2003, the Company employed 95 people. Of this total, 56 were employed in product development and delivery, 17 were employed in sales and marketing, and 22 were employed in strategic development, administration and support.

RECENT DEVELOPMENTS

Grants of Stock Options

           During 2002, Fonix granted options to purchase 157,225 shares of Class A common stock as follows:

Grantee                            Number of Shares   Exercise Prices
-------                            ----------------   ---------------
Directors and Executive Officers          72,500       $2.00 - $3.60
Employees                                 84,725       $2.00 - $5.60


           The term of all of these stock options is ten years from the date of grant and all were granted at the quoted market price on the date of grant. During 2002, 124,543 options were canceled or forfeited and no options expired without exercise. As of December 31, 2002, the Company had a total of 634,652 options outstanding, of which 443,183 were exercisable at a weighted average exercise price of $90.80.

2002 Employee Compensation Plan

           On February 6, 2003, the Fonix Board of Directors adopted the 2002 Employee Compensation Plan (the "2002 Plan"). Shares of Class A common stock issued under the 2002 Plan will be in partial payment of wages and salaries earned by employees during the plan period, which runs from December 1, 2002, through May 31, 2003. The plan period may be extended by the Board of Directors. Each current employee has agreed to the terms of the 2002 Plan.

           The maximum aggregate number of shares that may be issued under the 2002 Plan is 150,000,000 Shares (3,750,000 post-Reverse Stock Split shares). The 2002 Plan will be administered by the Board of Directors or a committee of the Board. Shares under the 2002 Plan may be issued only to employees of Fonix.

           Employees subject to the 2002 Plan were required to provide the Company with a notice of election to participate in the 2002 Plan and to indicate the amount of compensation to be deferred during the plan period. The deferred compensation of employees electing to participate in the 2002 Plan may be paid, at the option of the employee, in shares of the Company's Class A common stock, in cash, or in a combination of the two. The payment of deferred compensation will commence June 30, 2003.

           As of March 26, 2003, no employee had notified the Company of the ratio of cash and Class A common stock to be issued under the 2002 Plan, and no shares or cash had been issued or paid to employees under the 2002 Plan.

           The Company intends to seek shareholder approval of the 2002 Plan at its 2003 Annual Meeting of Shareholders.

U.S. Department of Labor Settlement Agreement

           On March 5, 2003, the Company entered into a settlement agreement with the U.S. Department of Labor relating to back wages not paid to former and current employees during 2002. Under this agreement the Company will pay all amounts owed in twenty-four installment payments to each former and current employee. The first installment payment is due May 1, 2003. The remaining payments are due on the first day of each month, until paid in full. If any of the installment payments are more than fifteen days late, the entire balance may become due and payable.

           Employees may elect to receive a portion of their wages in registered shares of the Company's Class A common stock. However, the amount that represents minimum wage and overtime, if any, as defined in the Fair Labor Standards Act of 1938, may not be paid with the Company's Class A common stock.

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

           Since inception, the Company has sustained substantial losses. Such losses continue due to ongoing operating expenses and a lack of revenues sufficient to offset operating expenses. The Company had negative working capital of $14,428,750 at December 31, 2002. The Company has raised capital to fund ongoing operations by private sales of the Company's securities, some of which sales have been highly dilutive and involve considerable expense. In the Company's present circumstances, there is substantial doubt about its ability to continue as a going concern absent significant sales of the Company's existing products, substantial revenues from new licensing or co- development contracts, or continuing large sales of its securities.

           The Company incurred net losses of $19,897,564, $31,059,791, and $22,761,229 for the years ended December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, the Company had an accumulated deficit of $194,006,920, and owed trade payables of $3,083,425, of which $2,232,149 were more than 60 days past due.

           The Company expects to spend significant amounts to enhance its products and technologies, expand domestic and international sales and operations and fund further Product development. As a result, it will need to generate significant additional revenue to achieve profitability. Even if the Company does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. If it does not achieve and maintain profitability, the market price for the Company's common stock may further decline, perhaps substantially, and the Company may have to curtail or cease its operations.

The "going concern" paragraph in the reports of the Company's independent certified public accountants for the years ended December 31, 2002, 2001 and 2000 raises doubts about the Company's ability to continue as a going concern.

           The independent certified public accountants' reports for the Company's financial statements for the years ended December 31, 2002, 2001, and 2000 include an explanatory paragraph regarding substantial doubt about the Company's ability to continue as a going concern. This may have an adverse effect on the Company's ability to obtain financing for operations and to further develop and market products.

If the Company does not receive additional capital when and in the amounts needed in the near future, its ability to continue as a going concern is in substantial doubt.

           The Company anticipates incurring substantial sales and marketing, product development and research and general operating expenses in the future that will require substantial amounts of additional capital on an ongoing basis. It will most likely have to obtain such capital from sales of its equity, convertible equity and/or debt securities. Obtaining future financing may be costly and will likely be dilutive to existing stockholders. The Company previously established three equity lines of credit with an unaffiliated third party (the "Equity Line Investor") upon which the Company drew to pay operating expenses, but the Company has either drawn the maximum amount available or have no registered shares of Class A common stock available to put to the Equity Line Investor under two of those equity lines. The Company also has entered into a third equity line with the Equity Line Investor, and has prepared and filed a prospectus, and the registration statement of which it is a part, to register the sale of up to 5,000,000 shares of Fonix Class A common stock by the Equity Line Investor. As of March 21, 2003, the Company had drawn $2,500,000 on the third equity line.

           If the Company is not able to obtain adequate financing under the third equity line or from other financing sources when and in the amounts needed, and on terms that are acceptable, the Company's operations, financial condition and prospects could be materially and adversely affected, and the Company could be forced to curtail its operations or sell part or all of its assets, including our Core Technologies, or seek protection under bankruptcy laws.

Continuing debt obligations could impair the Company's ability to continue as a going concern.

           As of December 31, 2002, the Company had debt obligations of $1,738,857. Additionally, at March 21, 2003, unpaid compensation payable to current and former employees was approximately $5,265,000 and vendor accounts payable was approximately $3,083,000. At present, the Company's revenues from existing licensing arrangements and products are not sufficient to offset its ongoing operating expenses or to pay in full its current debt obligations.

           Although the Company has negotiated with its current and former employees and vendors regarding payment terms of these unpaid amounts, and the Company has entered into an agreement with the United States Department of Labor to pay past due employee wages over a 24-month period, if the Company is unable to generate sufficient revenues from operations or obtain sufficient additional capital from the sale of its equity or debt securities, the Company may not be able to satisfy its obligations to its current and former employees and vendors.

           There is substantial risk, therefore, that the existence and extent of the debt obligations described above could adversely affect the Company's business, operations and financial condition, and the Company may be forced to curtail its operations, sell part or all of its assets, including the Core Technologies, or seek protection under bankruptcy laws. Additionally, there is substantial risk that the current or former employees or the Company's vendors could bring lawsuits to collect the unpaid amounts. In the event of lawsuits of this type, if the Company is unable to negotiate settlements or satisfy its obligations, the Company could be forced into bankruptcy.

Certain Risks Associated With the Reverse Stock Split.

           At a Special Meeting of Shareholders held March 24, 2003, in Salt Lake City, Utah, the Company's shareholders approved a reverse stock split (the "Reverse Stock Split") of the Company's Class A common stock at a ratio of one
(1) new share for forty (40) old shares. Risks relating to the Reverse Split include, but are not limited to, the following:

           There can be no assurance that the total market capitalization of the Class A common stock after the proposed reverse stock split will be equal to or greater than the total market capitalization before the proposed reverse stock split or that the per share market price of the Class A common stock following the reverse stock split will either exceed or remain higher than the current per share market price.

           There can be no assurance that the market price per new share of the Class A common stock (the "New Shares") after the reverse stock split will rise or remain constant in proportion to the reduction in the number of old shares of the Class A common stock (the "Old Shares") outstanding before the Reverse Stock Split. For example, based on the market price of the Old Shares on February 7, 2003, of $0.02 per share, there can be no assurance that the post-split market price of the New Shares would be $0.80 per share or greater.

           Accordingly, the total market capitalization of the Class A common stock after the Reverse Stock Split may be lower than the total market capitalization before the Reverse Stock Split and, in the future, the market price of the New Shares following the Reverse Stock Split may not exceed or remain higher than the market price prior to the proposed Reverse Stock Split. In many cases, the total market capitalization of a company following a reverse stock split is lower than the total market capitalization before the reverse stock split.

           There can be no assurance that the Reverse Stock Split will result in a per share price that will attract institutional investors and brokers.

           While the Board of Directors believes that a higher stock price may help generate investor interest, there can be no assurance that the Reverse Stock Split will result in a per share price that will attract institutional investors and brokers, or that any higher stock price achieved as a result of the Reverse Stock Split will be maintained.

           There can be no assurance that the Reverse Stock Split will result in a per share price that will increase the Company's ability to attract and retain employees and other service providers.

           While the Board of Directors believes that a higher stock price may help the Company attract and retain employees and other service providers who are less likely to work for a company with a low stock price, there can be no assurance that the Reverse Stock Split will result in a per share price that will increase the Company's ability to attract and retain employees and other service providers.

           A decline in the market price for the New Shares after the Reverse Stock Split may result in a greater percentage decline than would occur in the absence of a Reverse Stock Split, and the liquidity of the New Shares could be adversely affected following a Reverse Stock Split.

           The market price of the New Shares Stock will also be based on the Company's performance and other factors, some of which are unrelated to the number of shares outstanding. If the market price of the New Shares declines, the percentage decline as an absolute number and as a percentage of the Company's overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split. In many cases, both the total market capitalization of a company and the market price of a share of such company's common stock following a Reverse Stock Split are lower than they were before the Reverse Stock Split. Furthermore, the liquidity of the New Shares could be adversely affected by the reduced number of shares that will be outstanding after the Reverse Stock Split.

           Holders of Fonix Class A common stock are subject to the risk of additional and substantial dilution to their interests as a result of the Reverse Stock Split.

           The following table sets forth the approximate number of shares that will be authorized for issuance, issued and outstanding, authorized and reserved for issuance, and authorized but unissued as a result of the adoption of the Reverse Stock Split. The table below does not take into effect the additional New Shares that will be issued to holders of fractional shares.

                                                                                                                  Shares Authorized
                             Shares Authorized           Shares Issued and            Shares Reserved for         but Unissued and
                             for Issuance                Outstanding                  Issuance                    Unreserved

Prior to Reverse             800,000,000                 555,784,693                  115,456,303                 128,759,004
Stock Split
(February 7, 2003 -
record date for
Special Meeting of
Shareholders)

Following 1 for 40           800,000,000                  13,894,618                    2,886,408                 783,218,974
Reverse Split


           The Reverse Stock Split will not reduce the number of shares authorized for issuance. As such, issuance by the Company of additional shares which remain authorized for issuance will have a dilutive effect on the holders of New Shares.

           The Company's issuances of shares following the Reverse Stock Split likely will result in overall dilution to market value and relative voting power of previously issued Class A common stock, which could result in substantial dilution to the value of shares held by shareholders prior to implementation of the Reverse Stock Split.

           The issuance by the Company of Class A common stock following the Reverse Stock Split in capital raising transactions may result in substantial dilution to the equity interests of holders of New Shares. Specifically, the issuance of a significant amount of additional New Shares will result in a decrease of the relative voting control of the Class A common stock issued and outstanding prior to the issuance of Class A common stock following the Reverse Stock Split. Additionally, holders of New Shares likely will experience increased dilution with decreases in market value of Class A common stock in relation to the Company's issuances of shares following the Reverse Stock Split, which could have a material adverse impact on the value of their shares.

Holders of Fonix Class A common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of Class A common stock in connection with the third equity line and the Debentures.

           Introduction

           In addition to the Class A common stock registered in connection with the third equity line, the Company has also registered 3,435,185 shares of Class A common stock in connection with the sale of $1,500,000 Series D Convertible Debentures (the "Debentures") to a third party. As of March 26, 2003, the balance due under the debentures was $607,067.

           The following table describes the number of shares of Class A common stock that would be issuable, assuming the hypothetical conversion of the total remaining outstanding principal amount of the Debentures as of March 26, 2003, by the holder of the Debentures (excluding the issuance of shares of Class A common stock as payment of interest on the Debentures at the date of conversion), and that the full amount available under the third equity line had been put to the Equity Line Investor (irrespective of the availability of registered shares), and further assuming that the applicable conversion or exercise prices at the time of such conversion or put were the following amounts:

                                             Shares of Class A Common Stock
                                                           Issuable
---------------------------------    ----------------------------------------------     ----------------------------
                                        Shares issuable
                                        Upon Conversion           Shares issuable
                                         of Series D                  upon puts
Hypothetical Conversion/                 Convertible                aggregating            Total Class A Common
Exercise Price                            Debentures                $20,000,000             Stock Issuable
---------------------------------    ---------------------     --------------------     ----------------------------

              $0.02                        30,353,350            1,000,000,000                    1,030,353,350
              $0.03                        20,235,567              666,666,667                      686,902,233
              $0.04                        15,176,675              500,000,000                      515,176,675
              $0.05                        12,141,340              400,000,000                      412,141,340
              $0.10                         6,070,670              200,000,000                      206,070,670
              $0.15                         4,047,113              133,333,333                      137,380,447
              $0.25                         2,428,268               80,000,000                       82,428,268
              $0.50                         1,214,134               40,000,000                       41,214,134
              $0.80                           758,834               25,000,000                       25,758,834


           Given the formulas for calculating the shares to be issued upon conversion of the Debentures and in connection with puts under the third equity line, there effectively is no limitation on the number of shares of Class A common stock which may be issued in connection with conversion of the Debentures, except for the number of shares registered under the prospectus and registration statement covering the resale of shares by the holder of the Debentures, or with a put under the third equity line, except for the number of shares registered under the prospectus and the registration statement covering the resale of shares issued in connection with the third equity line. If the market price of the Class A common stock decreases, the number of shares of Class A common stock issuable in connection with the Debentures and the third equity line will increase and, accordingly, the aggregate amount of draws under the third equity line will decrease. Accordingly, despite the Company's right to draw up to $20,000,000 under the third equity line Agreement, the Company may run out of shares registered under the prospectus and the related registration statement to issue to the Equity Line Investor in connection with draws. In such an event, the Company would be required to, and would, file additional registration statements to cover the resale of additional shares issuable under the third equity line. The following table demonstrates the correlation between share price decline and decreases in aggregate draw amounts available, given the maximum 200,000,000 shares of Class A common stock registered under the prospectus and the related registration statement covering shares issuable under the third equity line:


                                         Shares issuable upon puts, up to a      Maximum draws available, up to
    Hypothetical Conversion Price               maximum of 5,000,000                      $20,000,000

                $0.02                                5,000,000                              $100,000
                $0.03                                5,000,000                              $150,000
                $0.04                                5,000,000                              $200,000
                $0.05                                5,000,000                              $250,000
                $0.10                                5,000,000                              $500,000
                $0.15                                5,000,000                              $750,000
                $0.25                                5,000,000                             $1,250,000
                $0.50                                5,000,000                             $2,500,000
                $0.80                                5,000,000                             $4,000,000

The Company's issuances of shares in connection with conversions of principal amounts of the Debentures or under the third equity line likely will result in overall dilution to market value and relative voting power of previously issued common stock, which could result in substantial dilution to the value of shares held by shareholders.

           Historically, the issuance of Class A common stock to the Equity Line Investor under the first two equity lines has resulted in substantial dilution to the equity interests of all holders of Class A common stock, except the Equity Line Investor. The issuance of Class A common stock in connection with conversions of the Debentures or with draws under the third equity line may result in substantial dilution to the equity interests of holders of Fonix Class A common stock other than the holder of the Debentures or the Equity Line Investor. Specifically, the issuance of a significant amount of additional Class A common stock will result in a decrease of the relative voting control of the Class A common stock issued and outstanding prior to the issuance of Class A common stock in connection with conversions of Debentures or the third equity line. Furthermore, public resales of Class A common stock by the holder of the Debentures or by the Equity Line Investor following the issuance of Class A common stock in connection with conversions of the Debentures or with puts under the third equity line, respectively, likely will depress the prevailing market price of the Class A common stock. Even prior to the time of actual conversions, exercises, and public resales, the market "overhang" resulting from the mere existence of the Company's obligation to honor such conversions or exercises could depress the market price of its Class A common stock.

Existing shareholders likely will experience increased dilution with decreases in market value of Class A common stock in relation to the Company's issuances of shares upon conversion of the Debentures or under the third equity line, which could have a material adverse impact on the value of their shares.

           The formulas for determining the number of shares of Class A common stock to be issued upon conversion of the Debentures or under the third equity line are based, in part, on the market price of the Class A common stock and in both cases includes a discount from the market price equal to 90% of the average of the two lowest closing bid prices of the Class A common stock over a specified trading period. As a result, the lower the market price of the Company's Class A common stock at and around the time the Debenture holder were to convert some or all of the Debentures or the Company were to put shares under the third equity line, the more shares of Class A common stock the Debenture holder or Equity Line Investor would receive. Any increase in the number of shares of Class A common stock issued upon conversion of Debentures puts of shares as a result of decreases in the prevailing market price would compound the risks of dilution described in the preceding paragraph.

There is an increased potential for short sales of the Class A common stock due to the sales of shares put to the Equity Line Investor in connection with the third equity line, which could materially effect the market price of the stock.

           Downward pressure on the market price of the Class A common stock that likely will result from sales of the Class A common stock by the Equity Line Investor issued in connection with a put under the third equity line could encourage short sales of Class A common stock by the Equity Line Investor. Significant amounts of such short selling could place further downward pressure on the market price of the Company's Class A common stock.

Certain restrictions on the extent of puts may have little, if any, effect on the adverse impact of the Company's issuance of shares under the third equity line, and as such, the Equity Line Investor may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing shareholders.

           The Company is prohibited from putting shares to the Equity Line Investor under the third equity line if such put would result in that investor holding more than 4.999% of the then outstanding Class A common stock. These restrictions, however, do not prevent the Equity Line Investor from selling shares of Class A common stock received in connection with a put, and then receiving additional shares of Class A common stock in connection with a subsequent put. In this way, the Equity Line Investor could sell more than 4.999% of the outstanding Class A common stock in a relatively short time frame while never holding more than 4.999% at one time.

In addition to the dilution described above, issuances of shares of Fonix Class A common stock upon conversion of the Debentures by the debenture holder may result in substantial dilution to the value of shares held by existing shareholders.

           The following table identifies the total principal amount of the Debentures outstanding as of March 26, 2003 ($607,067), and the total number of shares of Class A common stock that would be issuable, assuming that the full amount of the Debentures were converted by the holder, and further assuming that the applicable conversion or exercise prices at the time of such conversion or exercise were the following amounts. The calculations below exclude the issuance of shares of Class A common stock as payment of interest on the Debentures at the date of conversion.


                                                   Shares
                                               issuable upon
                                               conversion of
    Hypothetical Conversion                 principal amount of
             Price                               $607,067

            $0.02                               30,353,350
            $0.03                               20,235,567
            $0.04                               15,176,675
            $0.05                               12,141,340
            $0.10                                6,070,670
            $0.15                                4,047,113
            $0.25                                2,428,268
            $0.50                                1,214,134
            $0.80                                  758,834


           Given the structure of the conversion formulas applicable to the Debentures, there effectively is no limitation on the number of shares of Class A common stock into which the Debentures may be converted. If the market price of the Class A common stock decreases, the number of shares of Class A common stock issuable upon conversion of the Debentures continues to increase.

Applicable accounting rules require the Company periodically to assess the value of its intangible assets and recognize any decline in value. As a result of that requirement, the Company recently has recognized a significant impairment of certain speech software technology in the accompanying consolidated financial statements. Any further reduction of the carrying value of the Company's intangible assets could have a material adverse impact on the Company's financial position.

           Applicable accounting rules require the Company to assess the value of its intangible assets periodically or as circumstances dictate, and to recognize any change in value of those assets. The Company tested its speech software technology for impairment in December 2001and in December 2002. Due to the down-turn in the software industry and the U.S. economy in general, management revised estimated net future cash flows from the speech software technology (the Core Technologies), which resulted in recognition of an impairment loss of $5,832,217 during the fourth quarter of 2001. The impairment loss was charged to cost of revenues. Management determined in December 2002 that no additional impairment had occured in 2002 which required recognition of impariment loss in 2002.

           Future assessments required by the applicable accounting rules may require recognition of additional impairments to the Company's speech software technology or other intangible assets. Any additional impairments could further reduce the Company's asset base, which reduction could have a material adverse impact on the Company's ability to borrow or otherwise raise capital.

The Company has a limited Product offering and many of its key technologies are still in the product development stage.

           Presently, there are a limited number of commercially available Products incorporating the Company's Core Technologies. For the Company to be ultimately successful, sales from these Products must be substantially greater. An additional element of its business strategy is to achieve revenues through strategic alliances, co-development arrangements, and license arrangements with third parties. For example, the Company has entered into licensing and joint-marketing agreements with Intel, Microsoft, HP, Panasonic, Epson, and others. These agreements provide for joint marketing and application development for end-users or customers. There can be no assurance that these collaboration agreements will produce license or other agreements which will generate significant revenues for the Company.

The market for many of the Company's technologies and Products is largely unproven and may never develop sufficiently to allow it to capitalize on its technology and Products.

           The market for speech-enabled Products is relatively new and rapidly evolving. Additionally, the Company's Products are new and, in many instances, represent a significant departure from technologies which already have found a degree of acceptance in the speech-enabled technologies marketplace. The Company's financial performance will depend, in part, on the future development, growth, and ultimate size of the market for speech-enabled applications and products generally, and applications and products incorporating its Products. Accordingly, in order to achieve commercial acceptance of the Core Technologies and its Products, the Company will have to educate prospective customers, including large, established companies, about the uses and benefits of speech-enabled software in general and its products in particular. If these efforts fail, or if speech-enabled software platforms do not achieve commercial acceptance, the Company's business could be harmed or even fail.

           The Products which incorporate the Company's Core Technologies will be competing with more conventional means of information processing such as data entry, access by keyboard, mouse or touch-tone telephone. The Company believes that there is a substantial potential market for applications and products incorporating advanced speech-enabled technologies. Nevertheless, such a market for the Company's Products may never develop to the point that profitable operations can be achieved or sustained.

Speech-enabling Products may not achieve widespread acceptance by businesses or telecommunications carriers, which could limit the Company's ability to grow its business.

           The market for speech-enabled products and applications is relatively new and rapidly evolving. The Company's ability to increase revenue in the future depends on the acceptance of speech-enabling products and applications by both its customers and end users. The adoption and integration of speech-enabling products and applications could be hindered by the perceived costs of these new products and applications, as well as the reluctance of enterprises that have invested substantial resources in existing applications to replace their current systems with these new products and applications. Accordingly, in order to achieve commercial acceptance, the Company will have to educate prospective customers, including large, established companies, about the uses and benefits of speech-enabling products and applications in general and its Products in particular. If these efforts fail, or if speech-enabling products and technology platforms do not achieve commercial acceptance, the Company's business will not develop or may subsequently fail.

           Continued development of the market for the Company's Products also will depend upon the following factors over which the Company has little or no control:

          o widespread deployment of speech-enabling applications by third parties, which is driven by consumer demand for services having a voice user interface;

          o    demand  for  new  uses  and   applications   of   speech-enabling
               technology, including adoption of speech-enabled interfaces by companies that operate web sites;

          o adoption of industry standards for speech-enabling and related technologies; and

          o continuing improvements in hardware technology that may reduce the costs of speech-enabling technology solutions.

The delivery of the Company's Products to end users is dependent upon third-party integration and may be subject to delays and cancellations that are beyond its control.

           Because the Company is pursuing third-party integration of its Products into mass market, general business, automotive and personal electronics products, and computing solutions, lead time to revenue recognition will be longer than software products directly released into consumer channels. Purchase of the Company's Products often requires a significant expenditure by a customer. Accordingly, the decision to purchase the Company's Products typically requires significant pre-purchase evaluation. The Company spends significant time educating and providing information to prospective customers regarding the use and benefits of its Products. During this evaluation period, the Company may expend substantial sales, marketing and management resources.

           Further, the Company's Products sold and integrated into customer applications and products are subject to both customer production schedules and customer success in marketing their own products and generating product sales. The Company's revenues are thus subject to delays and possible cancellation resulting from customer integration risks and delays.

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

           The computer hardware and software industries are highly and intensely competitive. In particular, the speech-enabled technologies market sector and, specifically, the ASR, computer voice and communications industries are characterized by rapid technological change. Competition in the speech-enabled technologies market is based largely on marketing ability and resources, distribution channels, technology and product superiority and product service and support. The development of new technology or material improvements to existing technologies by the Company's competitors may render the Company's Products less attractive or even obsolete. Accordingly, the Company's success will depend upon its ability to continually enhance the Core Technologies and its Products to keep pace with or ahead of technological developments and to address the changing needs of the marketplace. Barriers to entry in the software industry are low, and as the market for various speech-enabled products expands and matures, the Company expects more entrants into this already competitive arena.

The Company's Products can have a long sales cycle and, as a result, its quarterly operating results and its stock price may fluctuate.

           The sales cycles for the Company's Products are generally six to twelve months but may be shorter or longer depending on the size and complexity of the order, the amount of services to be provided and whether the sale is made directly by the Company or indirectly through an OEM, VAR or systems integrator. The length of the sales cycles could adversely impact the Company's operating results.

The Company's current and potential competitors, some of whom have greater resources and experience than it does, may develop products and technologies that may cause a decline in demand for, and the prices of, the Company's Products.

           A number of companies have developed, or are expected to develop, products that compete with the Company's Products and technologies. Competitors in the speech technology software market include IBM, SpeechWorks International, Nuance, and ScanSoft. The Company expects additional competition from other companies, including Microsoft, which has made investments in and acquired voice interface technology companies. Furthermore, the Company's competitors may combine with each other, and other companies may enter its markets by acquiring or entering into strategic relationships with its competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their speech and language technology products to address the needs of the Company's prospective customers.

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

           The speech-enabled technologies industry is relatively new and rapidly evolving. The Company's success will depend substantially upon its ability to enhance its existing Products and to develop and introduce, on a timely and cost-effective basis, new technologies, Products and features that meet changing end-user requirements and incorporate technological advancements. If the Company is unable to develop new Products and enhanced functionalities or technologies to adapt to these changes, or if it cannot offset a decline in revenue from existing Products with sales of new Products, the Company's business will suffer.

           Commercial acceptance of the Company's Products will depend, among other things, on:

          o the ability of its Products to meet and adapt to the needs of its target markets;

          o the performance and price of its Products and its competitors' products; and

          o its ability to deliver customer services directly and through its resellers, VARs and OEM partners.

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

           The Company's growth has placed, and continues to place, a significant strain on its resources. To accommodate this growth, the Company must continue to upgrade a variety of operational and financial systems, procedures and controls and hire additional employees to support increased business and product development activity. This has resulted in increased responsibilities for the Company's management. The Company's systems, procedures and controls may not be adequate to support its operations. If the Company fails to improve its operational, financial and managerial information systems, or to hire, train, motivate or manage its employees, its business could be harmed or fail.

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

           The Company is dependent on the knowledge, skill and expertise of several key scientific and business development employees, including John A. Oberteuffer, Ph.D., Dale Lynn Shepherd, R. Brian Moncur, Doug Jensen, Edward A. Bruckert, Tim Cross, Tim Hong, Paul Clayson, John Oelfke, K. H. Kim, Kurt Flygare and Rolf-Juergen Bruess; independent contractors including C. Hal Hansen and Tony R. Martinez, Ph.D.; and executive officers, including Thomas A. Murdock, Roger D. Dudley and William A. Maasberg, Jr. The loss of any of the key personnel listed above could materially and adversely affect its future business efforts. Although it has taken reasonable steps to protect its intellectual property rights including obtaining non-competition and non-disclosure agreements from all of its employees and independent contractors, if one or more of the Company's key scientific employees, executive employees or independent contractors resigns from Fonix to join a competitor, to the extent not prohibited by such person's non-competition and non-disclosure agreement, the loss of such personnel and the employment of such personnel by a competitor could have a material adverse effect on the Company. The Company does not presently have any key man life insurance on any of its employees except Mr. Dudley, for whom it carries a policy with a face amount of $4 million. The Company is the named beneficiary.

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

           In addition to the Draper facility, the Company subleased office space at market rates from SCC Asset Management, Inc., formerly Studdert Companies Corporation ("SCC"). SCC is owned and controlled by three individuals, two of whom are executive officers and directors of the Company. (See "Certain Relationships and Related Transactions," and "Security Ownership of Certain Beneficial Owners and Management"). The two executive officers and a former executive officer of the Company personally guaranteed these leases in favor of SCC's landlord. The subleases required monthly rental payments of $10,368. During October 2002, the Company assumed SCC's lease obligation. The subleases were terminated effective February 2003. On March 18, 2003, the Company executed a promissory note with the landlord in the amount of $113,768 covering outanding lease obligations. The note bears annual interest at 10% and is payable in monthly installments of $3,000 commencing April 10, 2003.

           The Company leases approximately 2,507 square feet of office space in Waltham, Massachusetts, where it conducts sales and marketing for its Products and product development for certain Core Technologies. This lease expires December 31, 2003, and requires monthly rental payments of $3,551.

           Effective May 25, 1999, the Company entered into an agreement to sublease a Cupertino, California facility to an unrelated third party. The agreement requires the sublessee to pay the monthly rent of $31,651 directly to the lessor through the end of the lease term on May 31, 2003. In the event the sublessee fails to make timely payments, the Company could be required to cover deficiencies in payments.

           The Company believes that the facilities described above are adequate for its current operating needs.

ITEM 3.              LEGAL PROCEEDINGS

           The Company is involved in claims and actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters will not materially affect the consolidated financial position, liquidity or results of operations of the Company.

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

2002 Annual Meeting of Shareholders

           On July 12, 2002, the Company held its Annual Meeting of Shareholders in Boston, Massachusetts. The record date for the meeting was May 24, 2002, on which date there were 12,070,147 shares of the Company's Class A common stock outstanding.

           The first matter voted upon at the meeting was the election of directors. The following directors were elected:


                                  SHARES                           SHARES
DIRECTOR                      VOTED IN FAVOR                    VOTED AGAINST
--------                      --------------                    -------------
Thomas A. Murdock                9,985,780                         278,654
Roger D. Dudley                  9,984,033                         280,402
John A. Oberteuffer, Ph.D       10,122,581                         141,853
William A. Maasberg, Jr.        10,085,989                         178,445
Mark S. Tanner                  10,090,106                         174,328

           The second matter voted upon at the meeting was the approval of a proposed amendment to the Company's Certificate of Incorporation to increase the authorized capital stock of the Company to include 800,000,000 shares of Class A Common Stock. The results of the voting were 9,935,830 shares in favor, 294,172 shares against, and 34,433 shares withheld or abstaining.

March 2003 Special Meeting of Shareholders

           On March 24, 2003, the Company held a Special Meeting of Shareholders in Salt Lake City, Utah. The record date for the meeting was February 7, 2003, on which date there were 15,915,367 shares of the Company's

Class A common stock issued, of which 2,020,750 shares were held as collateral under escrow agreements and were not entitled to vote.

           The first matter voted upon at the special meeting was the approval of the Board of Directors' selection of Hansen, Barnett & Maxwell as the Company's independent certified public accountants for the fiscal year ending December 31, 2002. The results of the voting were 11,343,679 shares in favor, 185,011 shares against, and 152,555 shares withheld or abstaining.

           The second matter voted upon at the special meeting was to consider and act upon a proposed amendment to the Company's certificate of incorporation to effect a reverse stock split of the Company's Class A common stock at a ratio of one share for forty shares. The results of the voting were 10,325,475 shares in favor, 1,240,197 shares against, and 55,573 shares withheld or abstaining.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

           Fonix Class A common stock is listed on the OTC Bulletin Board under the trading symbol FONX. The following table shows the range of high and low sales price information for Class A common stock as quoted on the OTC Bulletin Board for the four quarters of calendar 2002 and 2001. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The quotations also do not reflect price adjustments which will occur as a result of the Reverse Stock Split (see "Reverst Stock Split" below).

                                                      Calendar Year 2002                       Calendar Year 2001
                                                    -----------------------                  ----------------------
                                                    High                Low                  High                 Low
                                                    ----                -----                -----                ----

           First Quarter                            $0.13               $0.04                $ 0.95               $ 0.31
           Second Quarter                           $0.16               $0.06                $ 0.61               $ 0.28
           Third Quarter                            $0.08               $0.05                $ 0.32               $ 0.06
           Fourth Quarter                           $0.06               $0.04                $ 0.24               $ 0.07


           As of March 21, 2003, there were 14,571,081 shares of Fonix Class A common stock outstanding, held by approximately 1,036 holders of record and 40,000 beneficial holders. This number of beneficial holders represents an estimate of the number of actual holders of the Company's stock, including beneficial owners of shares held in "nominee" or "street" name. The actual number of beneficial owners is not known to the Company.

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

Reverse Stock Split

           At a special meeting of shareholders held on March 24, 2003, the Company's shareholders approved a Reverst Stock Split of the Company's Class A common stock at a ratio of one share for forty shares. The Company will file an amendment to its Certificate of Incorporation (as amended) with the Delaware Secretary of State, stating that the effective date of the Reverse Stock Split will be 12:01 a.m., April 4, 2003. The shares presented in this Annual Report have been presented on a post-split basis.

Securities authorized for issuance under equity compensation plans

           The following table sets forth information about the Company's equity compensation plans, including the number of securities to be issued upon the exercise of outstanding options, warrants, and rights; the weighted average exercise price of the outstanding options, warrants, and rights; and the number of securities remaining available for issuance under the specified plan.

                                                                                                    Number of securities
                             Number of securities to               Weighted average                remaining available for
                             be issued upon exercise               exercise price of                future issuance under
                             of outstanding options,             outstanding options,                equity compensation
Plan Category                 warrants, and rights               warrants, and rights                       plans
                            --------------------------           -------------------------         ---------------------------
Equity compensation
plans approved by              685,902                                $62.60                         162,630
shareholders

Equity compensation
plans not approved by               --                                 --                                 --
shareholders

Total                          685,902                                $62.60                         162,630

2002 Employee Compensation Plan

           On February 6, 2003, the Fonix Board of Directors adopted the 2002 Employee Compensation Plan (the "2002 Plan"). Shares of Class A common stock issued under the 2002 Plan will be in partial payment of wages and salaries earned by employees during the plan period, which runs from December 1, 2002, through May 31, 2003. The plan period may be extended by the Board of Directors. Each current employee has agreed to the terms of the 2002 Plan.

           The maximum aggregate number of shares that may be issued under the 2002 Plan is 150,000,000 Shares (3,750,000 post-Reverse Stock Split shares). The 2002 Plan will be administered by the Board of Directors or a committee of the Board. Shares under the 2002 Plan may be issued only to employees of Fonix.

           Employees subject to the 2002 Plan were required to provide the Company with a notice of election to participate in the 2002 Plan and to indicate the amount of compensation to be deferred during the plan period. The deferred compensation of employees electing to participate in the 2002 Plan may be paid, at the option of the employee, in shares of the Company's Class A common stock, in cash, or in a combination of the two. The payment of deferred compensation will commence June 30, 2003.

           As of March 26, 2003, no employee had notified the Company of the ratio of cash and Class A common stock to be issued under the 2002 Plan, and no shares or cash had been issued or paid to employees under the 2002 Plan.

           The Company intends to seek shareholder approval of the 2002 Plan at its 2003 Annual Meeting of Shareholders.

                 Recent Sales of Unregistered Equity Securities

           For the year ended December 31, 2001, the Company received $5,510,000 in funds drawn under the first equity line, less commissions and fees of $165,300, and issued 658,829 shares of Class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under registration statements on Form S-2.

           Between May 25, 2001 and December 31, 2001, the Company received $13,425,000 in funds drawn under a second equity line, less commissions and fees of $497,750, and issued 2,950,325 shares of Class A common stock to the Equity Line Investor. Subsequent to December 31, 2001, the Company received $4,643,164 in funds drawn under the second equity line, less commissions and fees of $139,295, and issued 83,897,735 shares of Class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under registration statements on Form S-2.

           For the year ended December 31, 2002, the Company received $9,362,663 in funds drawn under the first equity line and second equity line, less commissions and fees of $274,630, and issued 3,356,998 shares of Class A common stock to the Equity Line Investor. Subsequent to December 31, 2002, through March 21, 2003, the Company received $2,500,000 in funds drawn under the third equity line, less commissions and fees of $64,150, and issued 2,866,412 shares of Class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares by the Equity Line Investor were subsequently registered under registration statements on Form S-2.

ITEM 6.              SELECTED FINANCIAL DATA

           The selected consolidated financial information set forth below is derived from the Company's consolidated balance sheets and statements of operations as of and for the years ended December 31, 2002, 2001, 2000, 1999, and 1998. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included in this Report.


                                                                           For the Year Ended December 31,
                                                         2002            2001           2000            1999            1998
                                                     --------------   -------------  -------------  --------------  --------------
Statement of Operations Data:
Revenues                                             $   3,064,719    $    581,684   $    656,853   $     439,507   $   2,604,724
Cost of Revenues                                           553,404       9,898,769      1,851,876       2,009,723       1,238,400
Selling, general and administrative expenses            12,029,997      11,646,139     10,751,597       9,498,753       8,817,643
Product development and research                         8,192,664       8,123,453      5,871,414       7,909,228      13,060,604
Amortization of intangible assets                           30,600         604,105        604,105         604,105         473,867
Impairment loss on investment in affiliate                      --         823,275             --              --              --
Purchased in-process research and  development                  --              --        474,000              --       9,315,000
Other expense, net                                        (581,294)       (173,221)    (3,991,348)     (3,698,789)     (6,507,245)
Loss from continuing operations                        (18,855,788)    (30,687,278)   (22,810,677)    (19,949,196)    (36,843,475)
Equity in loss of affiliate                               (456,692)       (372,513)            --              --              --
Loss from discontinued operations                               --              --             --     (2,187,080)      (6,275,307)
Gain (loss) on extraordinary items                              --              --         49,448         473,857              --
Net loss                                               (19,897,564)    (31,059,791)   (22,887,487)    (21,662,419)    (43,118,782)
Basic and diluted net loss per common share          $       (1.73)   $      (5.20)$        (6.42)  $      (12.40)  $      (36.40)
Basic and diluted weighted average number of common     11,471,564       5,978,281      4,067,107       1,918,243       1,312,780
      shares outstanding



                                                                            As of December 31,
                                        -------------------------------------------------------------------------------------------
                                              2002               2001              2000               1999              1998
                                        -----------------  ----------------  -----------------  ----------------  -----------------
Balance Sheet Data:
Current assets                          $        690,844   $      1,269,124  $       3,752,210  $        480,885  $      20,638,070
Total assets                                    6,523,480         8,599,028         17,517,373        19,173,147         61,912,791
Current liabilities                            15,119,594         7,370,392          3,571,854         5,285,681         35,317,045
Long-term debt, net of current portion              3,312                --             19,767         3,971,107                 --
Stockholders' (deficit) equity                 (8,599,426)        1,228,636         13,925,752         8,086,359         24,765,746

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

Overview

           Since inception, Fonix has devoted substantially all of its resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other intelligent devices. Through December 31, 2002, the Company has incurred significant cumulative losses, and losses are expected to continue until the effects of recent marketing and sales efforts begin to take effect, if ever. The Company continues to emphasize delivery and sales of its applications and solutions ("Products") while achieving technology upgrades to maintain its perceived competitive advantages.

           In its current marketing efforts, the Company seeks to form relationships with third parties who can incorporate the Company's speech-enabling Products into new or existing products. Such relationships may be structured in any of a variety of ways including traditional technology licenses, collaboration or joint marketing agreements, co-development relationships through joint ventures or otherwise, and strategic alliances. The third parties with whom Fonix presently has such relationships and with which it may have similar relationships in the future include developers of application software, operating systems, computers, microprocessor chips, consumer electronics, automobiles, telephony, and other products. The Company is currently in negotiation with customers and potential customers to enter into additional third-party licensing, collaboration, co-marketing and distribution arrangements.

           The Company's revenues increased from $581,684 for the year ended December 31, 2001 to $3,064,719 for the year ended December 31, 2002. However, the Company incurred negative cash flows from operating activities of $9,531,623 during the year ended December 31, 2002. Sales and licensing of Products have not been sufficient to finance ongoing operations. As of December 31, 2002, the Company had negative working capital of $14,428,750 and an accumulated deficit of $194,006,920. The Company has drawn all capital available under its initial and second equity lines. A third equity line is in place and $17,500,000 remains available to the Company under that equity line. The Company's continued existence is dependent upon several factors, including the Company's success in
(1) increasing license, royalty, Product sales, and services revenues, (2) raising sufficient additional equity and debt funding through the use of the third equity line or other facilities, and (3) minimizing and reducing operating costs. Until sufficient revenues are generated from operating activities, the Company expects to continue to fund its operations through the sale of its equity securities, primarily the third equity line.

           In 2002, the Company experienced slower development of markets for speech applications than had been anticipated due to several factors. First, the limited resources with which the Company has been operating (due to the delay in accessing funds from the third equity line) have hampered the Company's ability to aggressively support marketing and sales as originally anticipated. Additionally, time and resources required to develop certain Products have been greater than originally anticipated, and, with limited resources available, the Company has not been able to expedite such development. Further, the ongoing U.S. economic slowdown has slowed customer acceptance in target markets, especially in the telecommunications sector where previously expected recovery has yet to materialize, but has deteriorated further. The occurrence of these conditions has caused the Company to (i) reduce its emphasis on consumer applications because of the significant resources required to develop retail markets, (ii) reduce its development and marketing efforts in the computer telephony and server-based markets, and (iii) increase its emphasis and focus on mobile and wireless applications, automotive speech interface solutions and assistive markets, where management believes the Company enjoys the greatest technological and market advantage.

           The Company assesses unamortized capitalized computer software costs for possible write down based on net realizable value of each related product. Net realizable value is determined based on the estimated future gross revenues from a product reduced by the estimated future cost of completing and disposing of the product, including the cost of performing maintenance and customer support.

           In order to assess future gross revenues, the Company has evaluated the life cycle of its Products and the periods in which it will receive revenues from them. Widespread deployment of speech applications, solutions and interface products is growing, especially for the Products the Company develops and markets. However, certain speech Products, specifically those which are useful in the telecommunications segment, have been severely impacted by declining market conditions over the past 18 to 24 months. Nevertheless, speech applications and interface solutions useful in devices such as smart-phones, PDAs, cell phones, assistive devices for the sight-impaired, and other mobile and wireless devices are beginning to enjoy user acceptance and market demand. The Company's experience has indicated that original equipment manufacturers ("OEMs"), value added resellers ("VARs"), software developers and other users typically integrate a new application or interface product such as speech initially into only one or two products. Then, as market and user acceptance of the technology increases, as applications are proven reliable, and as cost of production and delivery decreases on a per-unit basis, the applications typically are expanded into broader product lines. As a result, initial sales volumes in early OEM integration periods are expected to be low, but will grow at a substantial pace in subsequent periods as (i) OEM customers expand product offerings and (ii) the customers of OEMs commit to and release speech applications in their products. The Company expects growth to continue for four to six years, but expects the rate of growth to slow as the market matures toward the end of that period.

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

           The speech software technology was tested for impairment in December 2001 and December 2002. Due to the down-turn in the software industry and the U.S. economy, operating losses and cash used in operating activities during the fourth quarter of 2001 were greater than anticipated. Based on that trend, management revised estimated net future cash flows from the speech technology, which resulted in recognition of an impairment loss of $5,832,217 during the fourth quarter of 2001. The impairment loss was charged to cost of revenues. No further impairment was deemed necessary at December 31, 2002.

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

           Management does not consider any of the Company's other long-lived assets to be impaired at December 31, 2002. However, should the Company's marketing and sales plans not materialize in the near term, the realization of the Company's intangible assets could be severely and negatively impacted. The accompanying consolidated financial statements have been prepared based on management's estimates of realizability, which estimates may change due to factors beyond the control of the Company. (See "Recently Enacted Accounting Standards" below).

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

           Deferred revenue as of December 31, 2002, consisted of the following:


Description                              Criteria for Recognition                               Amount
-----------                              ------------------------                           -----------------
Deferred unit royalties and              Delivery of units to end users or expiration of
licence fees                             contract                                           $         797,737
Deferred customer support                Expiration of period covered by support
                                         agreement                                                     59,511
                                                                                            -----------------
Total deferred revenue                                                                      $         854,248
                                                                                            =================


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

           Stock-based Compensation Plans - The Company accounts for its stock-based compensation issued to employees and directors under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the measurement date is below the fair value of the Company's common stock, and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company's common stock, and is recognized on the date of award or purchase. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," requires pro forma information regarding net loss and net loss per common share as if the Company had accounted for its stock options granted under the fair value method. This pro forma disclosure is presented in
Note 1 of the consolidated financial statements.

           The Company accounts for its stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123 and related interpretations. Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete. The Company has adopted the disclosure requirements of SFAS No. 148 in the accompanying financial statements.

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



                                  Gross Carrying                    Accumulated
                                      Amount                       Amortization
                            ---------------------------     ---------------------------
Speech software technology  $                   978,582     $                      --
Customer relationships                          306,000                            --
Patents                                         164,460                         145,522
                            ---------------------------     ---------------------------

Total                       $                 1,449,042     $                   145,522
                            ===========================     ===========================


           Intangible assets not subject to amortization as of January 1, 2002 consisted of goodwill with a net carrying value of $2,631,304 and trademarks with a carrying value of $42,000. These assets are considered to have indefinite useful lives.

           Except for capitalized speech software technology that is amortized on the basis described below, amortization of intangible assets subject to amortization is computed on a straight-line basis over their estimated useful lives. The weighted-average estimated remaining amortization periods are as follows: total - 8.7 years; speech software technology - 8.7 years; customer relationships - 9.0 years. Intangible assets subject to amortization will not have any significant residual value at the end of their estimated useful lives. As of December 31, 2002, estimated amortization of intangible assets for the following five years is as follows:


For the Years Ending December 31:                          Amount
                                                    ---------------------
                       2003                         $            134,996
                       2004                                      134,996
                       2005                                      134,996
                       2006                                      124,100
                       2007                                      124,100

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

           The effects on loss from continuing operations, net loss and basic and diluted loss per share of excluding goodwill amortization for the years ended December 31, 2002, 2001, and 2000 are as follows:




                                                                            2002               2001                 2000
                                                                     -------------------------------------   ------------------
Loss from continuing operations, as reported                         $     (19,897,564)  $    (31,059,791)   $     (22,810,677)
Loss from continuing operations, excluding goodwill amortization     $     (19,897,564)  $    (30,455,686)   $     (22,206,572)
                                                                     ==================  =================   ==================
Net loss, as reported                                                $     (19,897,564)  $    (31,059,791)   $     (22,761,229)
Add back goodwill amortization                                                      --            604,105              604,105
                                                                     ------------------  -----------------   ------------------
Net loss, excluding goodwill amortization                            $     (19,897,564)  $    (30,455,686)   $     (22,157,124)
                                                                     ==================  =================   ==================
Basic and diluted loss per share:
Loss from continuing operations, as reported                         $           (1.73)  $          (5.20)   $           (5.61)
Loss from continuing operations, excluding goodwill amortization     $           (1.73)  $          (5.09)   $           (5.46)
                                                                     ==================  =================   ==================
Net loss, as reported                                                $           (1.73)  $          (5.20)   $           (5.60)
Net loss, excluding goodwill amortization                            $           (1.73)  $          (5.09)   $           (5.45)
                                                                     ==================  =================   ==================

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

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets." This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. The adoption of this statement on January 1, 2002, did not have a material effect on the Company's financial position or results of operations. See Note 2 to the condensed consolidated financial statements for the year ended December 31, 2002, included in this report.

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

           In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB No. 123" was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends disclosure requirements of SFAS No. 123 requiring disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of this statement are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. At this time, the pronouncement is not expected to have any impact on The Company's reported results of operations and financial position as it continues to account for its stock compensation plans under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of SFAS No. 148 in the accompanying financial statements.

           In November 2002, the FASB issued Interpretation No. 45 ("FIN 45."), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the recognition and measurement provisions of FIN 45 to have a material effect on future interim or annual financial statements.

           In January 2003, the FASB issued Interpretation No. 46 ("FIN 46."), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest 45 entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest, or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies toVIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a VIEs that it acquired before February 1, 2003.

           Reclassifications and restatements - Certain reclassifications have been made in the prior years' consolidated financial statements to conform with the current year presentation. The consolidated financial statements for the year ended December 31, 2000 previously presented amortization of capitalized software technology as an expense in the amount of $1,824,440. The consolidated financial statements for the year ended December 31, 2000 have been restated to present amortization of capitalized software technology as a cost of revenues in accordance with generally accepted accounting principles. The restatement had no effect on loss before extraordinary item, net loss or on basic and diluted net loss per common share for the year ended December 31, 2000.

Results of Operations

Fiscal Year 2002 Compared to 2001

           During 2002, the Company recorded revenues of $3,064,719, an increase of $2,483,035 from $581,684 in 2001. The increase in 2002 was due primarily to revenues generated from the acquisition of the DecTalk assets from Force Computers, Inc. and the overall increase in non-recurring engineering contracts during 2002.

           Cost of revenues was $657,801 in 2002, a decrease of $9,240,968 from $9,898,769 in 2001. This decrease was due to the impairment losses that were recognized on handwriting recognition in the amount of $2,056,295, and certain speech related technologies in the amount of $5,832,217 during 2001. The remaining difference was a net increase of $367,587 related primarily to DecTalk sales recognized in 2002.

           Selling, general and administrative expenses were $11,929,390 for 2002 and $11,646,139 for 2001, an increase of $283,251. The increase was primarily due to an increase in compensation expense due to personnel added for sales and marketing of $333,113, increased consulting costs of $226,182, and increases in other operating expenses of $1,716,294, primarily due to the impairment losses recognized in conjunction with the Unveil Technologies note receivable. These increases were partially offset by a decrease in legal expenses of $393,130, decreased travel expenses of $394,029, and decreased other general and administrative expenses of $68,046.

           The Company incurred research and product development expenses of $8,192,664 during 2002 and $8,123,453 during 2001, an increase of $69,211. The overall increase was due to increased consulting costs of $182,477, increased software license fees of $114,062, increased travel and occupancy related costs of $54,102, partially offset by reduced compensation related costs of $441,292.

           Net other expense was $581,294 for 2002, an increase of $408,073 from 2001. The overall increase is due to interest expense associated with the additional debt the Company incurred during 2002.

Fiscal Year 2001 Compared to 2000

           During 2001, the Company recorded revenues of $581,684, a decrease of $75,169 from $656,853 for 2000. The decrease in 2001 was due in part to the poor economic conditions in the telecommunications sector of the economy, where much of the Company's revenue has been generated in the past. Furthermore, sales and marketing efforts did not increase revenues, in spite of considerable progress in developing partnerships in key markets. Also, certain advance payments received for royalties were not recognized.

           Cost of revenues was $9,898,769 in 2001, an increase of $8,046,893 from $1,851,876 in 2000. This increase was a result of impairment losses recognized on handwriting recognition in the amount of $2,056,295, and certain speech related technologies in the amount of $5,832,217. These losses were recognized due to declining market conditions and diminishing customer prospects for those technologies. The remaining increase of $158,381 was the result of increased costs of licensing royalties and maintenance earned in 2001 as well as engineering projects completed and recorded in 2001.

           Selling, general and administrative expenses were $11,646,139 for 2001 and $10,751,597 for 2000, an increase of $894,542. The change was a result of increases of $1,492,025 in compensation-related expenses due to personnel added for sales and marketing efforts, $193,689 in occupancy costs, $496,518 in legal fees related to acquisitions, regulatory filings, litigation, intellectual property protection, and other general corporate activities, $480,452 in travel-related expenses, and $392,751 in promotion and advertising expenses resulting from increased sales and marketing efforts. These increases were offset, in part, by a decrease of $2,033,024 in consulting and outside services incurred in 2000 but not repeated in 2001, and a decrease of $107,128 in other operating expenses.

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

           In 2001, the Company recognized an impairment of its investment in affiliate, Audium Corporation, that was acquired earlier in the year. The write-down was a result of a decrease in the estimated cash flows expected to be realized from the investment due to overall decline in the economy and the potential impact on related markets for Audium's products.

           Net other expense was $173,221 for 2001, a decrease of $3,818,127 from 2000. Financing activities in 2001 were accomplished through equity lines of credit rather than debt securities or sales of preferred stock. Accordingly, interest expense incurred in 2001 was $3,818,309 less than in 2000. A beneficial conversion feature of $3,447,623 was recorded in 2000 in connection with the issuance of a convertible promissory note, along with other interest incurred on the obligation. Interest income decreased by $58,910 due to lower cash balances maintained throughout the year.

Selected Quarterly Operations Data

           The following tables set forth selected unaudited statement of operations data for each of the quarters in the years ended December 31, 2002 and 2001. This data has been derived from the Company's unaudited financial statements that have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in connection with the financial statements and the related notes. The Company's quarterly operating results have varied substantially in the past and may vary substantially in the future. Conclusions about the Company's future results for any period should not be drawn from the selected unaudited statement of operations data, either for any particular quarter or taken as a whole.


                                                                               For the Quarter Ended
                                               -------------------------------------------------------------------------------------
                                                    March 31,            June 30,            September 30,         December 31,
                                                      2002                  2002                 2002                  2002
                                               -------------------  -------------------  --------------------- ---------------------
                                                                                    (Unaudited)
                                               -------------------  -------------------  --------------------- ---------------------
Net sales                                      $           298,785  $          679,197   $            834,076  $          1,252,661
Loss before equity in net loss of affiliate            (5,130,686)          (5,449,237)            (6,024,540)           (2,836,410)
Net loss                                               (5,244,640)          (5,538,414)            (6,155,490)           (3,007,782)
Basic and diluted loss before extraordinary
  item per common share                                     (0.40)               (0.40)                 (0.40)                (0.40)
Basic and diluted loss per common share                     (0.40)               (0.40)                 (0.40)                (0.40)

                                                                             For the Quarter Ended
                                                   -------------------------------------------------------------------------------
                                                     March 31,         June 30,            September 30,          December 31,
                                                       2001               2001                 2001                   2001
                                                   ----------------  ----------------  ---------------------  --------------------
                                                                                  (Unaudited)
                                                   ----------------  ----------------  ---------------------  --------------------
Net sales                                          $       132,713   $      107,568    $           265,646    $           75,757
Loss before equity in net loss of affiliate and
  extraordinary item                                    (4,248,617)      (6,349,338)            (5,744,449)          (14,344,870)
Net loss                                                (4,248,617)      (6,508,306)            (5,883,600)          (14,419,262)
Basic and diluted loss before extraordinary
  item per common share                                      (0.80)           (1.20)                 (0.80)                (1.20)
Basic and diluted loss per common share                      (0.80)           (1.20)                 (0.80)                (1.20)

Liquidity and Capital Resources

           The Company must raise additional funds to be able to satisfy its cash requirements during the next 12 months. Product development, corporate operations, and marketing expenses will continue to require additional capital. Because the Company presently has only limited revenue from operations, the Company intends to continue to rely primarily on financing through the sale of its equity and debt securities to satisfy future capital requirements until such time as the Company is able to enter into additional third-party licensing, collaboration, or co-marketing arrangements such that it will be able to finance ongoing operations from license, royalty, and sales revenue. There can be no assurance that the Company will be able to enter into such agreements. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of the Company in connection with such financing could result in substantial additional dilution to the stockholders of the Company.

           During 2002 the Company experienced a delay in obtaining effectiveness of the registration statement describing the shares of Class A common stock issuable in connection with the third equity line during which time the Company was unable to draw funds from the third equity line. Consequently, the Company's cash resources were for a time limited to collections from customers, which were not sufficient to cover the Company's operating expenses. As a result, payments to employees and vendors were delayed beginning in June 2002. Employees were paid through June 15, 2002. Subsequent to June 30, 2002, advances were made to certain employees on the basis of financial need as determined by the individual circumstances of each employee. Payments amounting to approximately $278,000 were made on this basis through March 21, 2003. Between July 21, 2002 and March 21, 2003, 50 employees of Fonix quit or were terminated. No stoppage in work occurred as a result of nonpayment or delayed payment of compensation, nor were deliveries to customers effected. Certain payments to vendors deemed to be critical to the Company's ongoing operations were made. To date, no critical services have been stopped as a result of nonpayment or delayed payment. At March 21, 2003, unpaid compensation payable to current and former employees amounted to approximately $6,364,000, and vendor accounts payable amount to approximately $3,110,000.

           Several former employees filed suits against the Company to collect past due wages or filed complaints with the State of Utah Labor Commission asserting past due wage claims. The Company has settled several of these suits and is negotiating to settle the remaining suits on terms substantially similar to those offered to current employees who are also owed past due wages.

           In order to meet some of the Company's ongoing operating obligations, on October 11, 2002, the Company entered into an agreement with Breckenridge Fund, LLC, ("Breckenridge") an unaffiliated third party, for the sale of the Company's Series D 12% Convertible Debentures (the "Debentures") in an aggregate principal amount of $1,500,000. The Debentures are due April 9, 2003. On the earlier of December 20, 2002, or 45 days after the effective date of a registration statement filed in connection with the Debentures (the "Initial Payment Date") and each 30-day anniversary of the Initial Payment Date, the Company was required to make principal payments of $250,000, plus accrued interest. The Company subsequently amended the repayment terms of the purchase agreement with Breckenridge. Under the amended agreement, the Company was were required to pay $100,000 on January 21, 2003; $150,000 on January 24, 2003; $150,000 on January 30, 2003; $350,000 on February 18, 2003;
$250,000 on March 20, 2003; $250,000 on April 20, 2003; and $250,000 on May 11,
2003. There are no penalties for prepayment. Additionally, the Company agreed to the release of 237,583 shares of Class A common stock held in escrow in connection with the Debentures to Breckenridge as consideration (the "Released Shares") to the Breckenridge for revising the terms of the purchase agreement (see additional description of the Debentures below).

           The Company had $3,064,719 in revenue and a comprehensive loss of $19,868,701 for the year ended December 31, 2002. Net cash used in operating activities of $9,954,382 for the year ended December 31, 2002, resulted principally from the net loss incurred of $19,897,564, offset by non-cash expenses pertaining to the impairment loss on the convertible note of $1,113,842, increase in accrued payroll of $5,265,809, increase in accounts payable of $1,997,714, increase in accrued liabilities of $775,968, depreciation and amortization of $501,428, and equity in net loss of affiliate of $456,692. Net cash used in investing activities of $963,038 for the year ended December 31, 2002, consisted of reductions in the convertible note receivable of $880,000 and the purchase of equipment of $83,038. Net cash used in operating and investing activities was offset by net cash provided by financing activities of $10,739,758 consisting primarily of the receipt of $10,504,8600 in cash related to the sale of shares of Class A common stock, the receipt of $917,370 in cash from the issuance of the Series D Debentures, and the receipt of $415,550 in cash from related party loans, offset, in part, by $1,580,000 in payments on notes payable.

           The Company had negative working capital of $14,428,750 at December 31, 2002, compared to negative working capital of $6,101,268 at December 31, 2001. Current assets decreased by $578,280 to $690,844 from December 31, 2001, to December 31, 2002. Current liabilities increased by $7,749,202 to $15,119,594 during the same period. The change in working capital from December 31, 2001, to December 31, 2002, reflects, in part, the collection of subscriptions receivable, plus an overall increase in accrued payroll, accounts payable, accrued liabilities and notes payable due primarily to the Company's inability to raise capital while the registration statement for the third equity line was under review by the Securities and Exchange Commission. Total assets were $6,523,480 at December 31, 2002, compared to $8,599,028 at December 31, 2001.

Convertible Notes Receivable

           On December 1, 2001, Fonix, as lender, established a revolving line of credit and convertible promissory note with Unveil Technologies, Inc. ("Unveil"), that permitted Unveil to draw up to $2,000,000 for operations and other purposes. Unveil is a developer of natural language understanding solutions for customer resource management ("CRM") applications. The Company desired to obtain a license to Unveil's applications when completed and the Company made the loan to Unveil to facilitate and expedite the development and commercialization of Unveil's voice-enabled CRM software. The balance due under the line of credit is secured by Unveil's CRM software and related source code held in escrow and other assets of Unveil. The Company is a senior creditor to Unveil. The unpaid principal, together with interest accrued thereon, is due and payable on December 31, 2002, and is convertible into common shares of Unveil at the Company's option. Based upon borrowings through December 31, 2002, such conversion at that date would have represented approximately 12 percent of the ownership of Unveil. However, in connection with a bridge loan of $150,000 provided to Unveil on December 5, 2002, by a third party, the Company subordinated its right to receive payment on its loan or convert its loan into Unveil shares until either the bridge loan is paid, or May 5, 2003.

           During the year ended December 31, 2002, Unveil drew $880,000 on the line of credit, bringing total draws on the line of credit to $1,450,000 as of December 31, 2002. Due to limited resources available to the Company, only minimal requests for funding by Unveil under the line of credit have been met. This limitation in funding has resulted in a deterioration of Unveil's financial condition and has caused Unveil to slow its development process. Accordingly, due to Unveil's financial condition, the Company recorded an impairment loss as of

December 31, 2002 in the amount of $1,523,842, consisting of the outstanding balance on the line of credit plus accrued interest thereon as of that date.

           Subsequent to December 31, 2002, the Company entered into an agreement to terminate the revolving line of credit and convertible promissory note with Unveil. In full payment of the balance due under the note, the Company received a payment of $410,000 and 1,863,636 shares of Unveil's Series A Preferred Stock. Accordingly, the Company adjusted the estimated impairment, recorded in the third quarter, such that the carrying amount of the note receivable was equal to the amount subsequently received in January 2003. The Company did not place a value on the Preferred Stock due to Unveil's overall financial condition.

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

           Management determined that a 12 percent annual interest rate better reflects the risk characteristics of the Audium Note. Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $302,909. For the years ended December 31, 2002 and 2001, the Company recorded interest income of $39,501 and $29,663, respectively, including contractual and imputed interest. The Company is currently discussing the possibility of converting the remaining balance due under the Audium Note for additional shares of Audium's Common Stock.

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

           Each share of Audium Preferred Stock is convertible into one share of Audium's common stock. Holders of Audium Preferred Stock are entitled to eight percent cumulative dividends, a liquidation preference in excess of the original purchase price plus any declared but unpaid dividends, anti-dilution rights, and voting rights equal to the corresponding number of common shares into which it is convertible. The stock purchase agreement also entitles Fonix to elect one member of Audium's board of directors. Audium also granted Fonix certain registration rights after the closing of a public offering by Audium.

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

           The difference between the total purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit at the time of the purchase was $2,700,727, which was allocated to capitalized software technology. The excess purchase price allocated to the capitalized software technology was amortized on a straight-line basis over a period of eight years through December 31, 2001. After the impairment in the investment in Audium discussed below, the remaining excess purchase price was $1,588,002 and is being amortized over the remaining portion of the eight year period.

           The investment in Audium does not provide the Company with rights to any technology developed by Audium; the Company must obtain a license should it choose to do so. Also, the Company would not own an interest sufficient to control Audium, if the Company were to convert the Audium Note to Audium Preferred Stock. As a result, management has determined that it is appropriate to account for the investment, which represents 26.7 percent of Audium's voting stock, under the equity method and not as a research and development arrangement.

           Audium has incurred losses since the Company acquired the Audium Preferred Stock and as such, Audium does not have the ability to declare or pay preferred dividends on the Preferred Stock. The Company recognized losses for the year ended 2002 and the period from April 11, 2001 through December 31, 2001 as follows:


                                                                      Year Ended            Period Ended
                                                                     December 31,           December 31,
                                                                         2002                   2001
                                                                 --------------------  -----------------------
Company share of Audium net loss                                 $            289,391  $                97,789
Amortization of difference between purchase price of Audium
Preferred Stock and Company's share of Audium's net
stockholders' deficit                                            $            167,301  $               274,724
                                                                 --------------------  -----------------------
Total equity in loss of affiliate                                $            456,692  $               372,513
                                                                 ====================  =======================

           A summary of the results of Audium's operations for the years ended December 31, 2002 and 2001, and net assets as of December 31, 2002, is as follows:


                                                2002                    2001
                                      -----------------------  -----------------------
Net sales                             $               475,336  $              466,949
Loss from operations                               (1,129,063)               (820,912)
Net loss                                           (1,083,859)               (862,274)

Current assets                        $             1,501,205  $              539,464
Total assets                                        2,816,639               1,458,882
Current liabilities                                 1,664,207                 625,544
Total liabilities                                   2,064,207               1,048,139
Net assets                            $               752,432  $              410,743

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

           At December 31, 2001, the Company assessed the realizability of the investment in Audium and the Company wrote down the investment by $823,275. The write-down was a result of a decrease in the estimated cash flows expected to be realized from the investment due to overall decline in the economy and the potential impact on related markets for Audium's products. As of December 31, 2002, no further write-down was deemed necessary based on th estimated future cash flows of the investment.

           Note Payable to Affiliate - The Fonix Note is payable in 13 monthly installments of $200,000 beginning on June 1, 2001, and bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. No events of default have occurred to date. The Fonix Note is secured by shares of Audium Preferred Stock as described above.

           Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent and the Company recorded a present value of $2,370,348 for the note payable. For the years ended December 31, 2002 and 2001, the Company recorded interest expense of $95,303 and $164,405, respectively, related to this note. Through December 31, 2002, payments amounting to $1,800,000 had been made under the Fonix note. At December 31, 2002, the Company had an outstanding balance of $1,000,000 due under the Fonix note. The Company and Audium are currently discussing the possibility that Fonix return 684,930 shares of Audium's Preferred Stock in exchange for Audium's release of Fonix under the Fonix note.

Promissory Note

           On December 14, 2001, the Company entered into an Asset Purchase Agreement with Force Computers, Inc. As part of the purchase price, Fonix issued a non-interest bearing promissory note in the amount of $1,280,000. Management determined that a seven percent annual interest rate reflects the risk characteristics of the this promissory note. Accordingly, interest has been imputed at seven percent and the Company recorded a discount of $40,245 for the note payable. From the purchase date through December 31, 2001, the Company recorded interest expense of $4,098 related to this promissory note.

           As collateral for the promissory note, 175,000 shares of the Company's Class A common stock were placed into escrow. Under the terms of the escrow, the shares will not be released to Force unless the Company is delinquent or late with respect to any payment under the note. Also, under the terms of the Asset Purchase Agreement, Fonix is required to deposit all receipts from customers acquired in this transaction into a joint depository account. Fonix has the right to withdraw such funds; however, in the event of default on any payments to Force under the terms of the promissory note, Force has the right to withdraw funds from the depository account until the deficiency in payment is covered, at which time, Fonix may again have use of the funds. Through December 31, 2002, payments required under the note have been made, except the final payment of $250,000, which remained outstanding at December 31, 2002. Subsequent to December 31, 2002, additional payments amounting to $115,000 were made. The Company expects to pay the remaining balance due under the note during the first and second quarters of 2003. Effective March 13, 2003, Force exercised its right to withdraw all funds deposited in the joint account as described above until Force receives the remaining balance due under the promissory note.

Notes Payable - Related Parties

           Two executive officers of the Company (the "Lenders") sold shares of Class A common stock owned by them and advanced the resulting proceeds amounting to $333,308 to the Company under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in Company operations. The advances bear interest at 10 percent per annum, payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, is due and payable on June 10, 2003. After December 11, 2002, all or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock. The conversion price is the average closing bid price of the shares at the time of the advances. If converted, the conversion amount is divided by the conversion price to determine the number of shares to be issued to the Lenders. To the extent the market price of the Company's Class A common stock is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. A beneficial conversion option of $14,917 was recorded as interest expense in connection with this transaction. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors. The Lenders subsequently pledged 30,866 shares of Class A common stock to the Equity Line Investor in connection with an advance of $182,676 to the Company under the third equity line (see Note 12 to the condensed consolidated financial statements for the year ended December 31, 2002, included with this report). The Equity Line Investor subsequently sold the pledged shares and applied the proceeds in reduction of the advance. The value of the pledged shares of $82,242 was treated as an additional advance from the Lenders.

           The aggregate advances of $415,550 from the Lenders are secured by the Company's intellectual property rights and other assets. As of December 31, 2002, the Lenders had deferred the interest payment due December 10, 2003, and had not converted any of the outstanding balance nor interest thereon into Class A common stock.

Notes Payable

           The Company had unsecured demand notes payable to former stockholders of an acquired entity in the aggregate amount of $75,000 outstanding as of December 31, 2002. The Company is attempting to negotiate a reduced payoff of these notes.

Series D Debentures

           On October 11, 2002, the Company entered into a Securities Purchase Agreement with Breckenridge Fund, LLC ("Breckenridge"), an unaffiliated third party, for the sale of the Company's Series D 12% Convertible Debentures (the "Debentures") in the aggregate principal amount of $1,500,000. The outstanding principal amount of the Debentures is convertible at any time at the option of the holder into shares of the Company common stock at a conversion price equal to the average of the two lowest closing bid prices of the Company's Class A common stock for the twenty trading days immediately preceding the conversion date multiplied by 90%. The Debentures are due April 9, 2003. On the earlier of December 20, 2002, or 45 days after the effective date of a registration statement filed to cover the resale of shares issued in connection with the Debentures (the "Initial Payment Date") and each 30-day anniversary of the Initial Payment Date, the Company was required to make principal payments of $250,000, plus accrued interest.

           In connection with the sale of the Debentures, the Company issued, as collateral uinder the Debenture, 2,083,333 shares of Class A common stock (the "Collateral Shares"), which were placed into an escrow pursuant to an escrow agreement. Under the escrow agreement, the Collateral Shares will not be released to Breckenridge unless the Company is delinquent with respect to payments under the Debenture. If the Company is delinquent under the revised payment schedule, Breckenridge is entitled to receive a penalty of five percent of the then-outstanding principal amount of the Debentures, payable in cash or shares released from the Collateral Shares. Additionally, as further consideration for the sale of the Debentures, the Company issued 194,494 shares to Breckenridge (the "Additional Shares").

           The Company subsequently amended the repayment terms of the purchase agreement with Breckenridge. Under the amended agreement, the Company is required to pay $100,000 on January 21, 2003; $150,000 on January 24, 2003;
$150,000 on January 30, 2003; $350,000 on February 18, 2003; $250,000 on March
20, 2003; $250,000 on April 20, 2003; and $250,000 on May 11, 2003. There are no
penalties for prepayment. Additionally, the Company agreed to the release of 237,583 of the collateral shares to Breckenridge as consideration (the "Released Shares") to Breckenridge for revising the terms of the purchase agreement.

           In connection with the sale of the Debentures, the Company agreed to register the resale of the Class A common stock underlying the Debentures, the Collateral Shares, and the Additional Shares. A registration statement describing those shares was declared effective February 14, 2003.

           Through March 26, 2003, the Company has paid $650,000 of the outstanding principal, together with $62,050 in accrued interest. Additionally, through March 26, 2003, the holder of the Debentures has converted $242,933 principal amount and $12,367 in interest into 25,083,453 shares of Fonix Class A common stock. Accordingly, as of March 26, 2003, the outstanding principal balance of the Debentures is $607,067

           The following table identifies the total principal amount of the Debentures outstanding, and the total number of shares of Class A common stock that would be issuable, assuming that the full amounts of the Debentures outstanding as of March 21, 2003, were converted by Breckenridge, and further assuming that the applicable conversion or exercise prices at the time of such conversion or exercise were the following amounts. The calculations below exclude the issuance of shares of Class A common stock as payment of interest on the Debentures at the date of conversion.



                                                   Shares
                                               issuable upon
                                              conversion of
    Hypothetical Conversion                 principal amount of
             Price                               $607,067

            $0.02                               30,353,350
            $0.03                               20,235,567
            $0.04                               15,176,675
            $0.05                               12,141,340
            $0.10                                6,070,670
            $0.15                                4,047,113
            $0.25                                2,428,268
            $0.50                                1,214,134
            $0.80                                  758,834

Equity Lines of Credit

           On August 8, 2000, the Company entered into a Private Equity Line Agreement (the "Initial Equity Line") with Queen LLC, a private investor ("Equity Line Investor"), which gave the Company the right to draw up to $20,000,000 for operations and other purposes through a mechanism of draws and puts of stock. As of May 7, 2002, the Company had drawn the full $20,000,000 under the Initial Equity Line, which resulted in the issuance of 2,046,915 shares of our Class A common stock, and no funds remained available to be drawn on the Initial Equity Line. Consequently, on May 8, 2002, Fonix and the Equity Line Investor amended the Equity Line to increase the balance available under the Equity Line from $20,000,000 to $22,000,000. As of June 24, 2002, 230,173
shares of

Class A common stock were issued in connection with draws of $617,324 against the additional $2,000,000 available under the Initial Equity Line. Accordingly, we received a total of $20,617,324 in draws under the Initial Equity Line and we issued an aggregate of 2,277,088 shares of our Class A common stock to the Equity Line Investor under the terms of the Initial Equity Line.

           During the year ended December 31, 2002, 1,017,323 shares of Class A common stock were issued in connection with draws of $3,633,817. As of December 31, 2002, $1,382,676 remains unutilized under the initial Equity Line.

           On April 6, 2001, the Company entered into a second equity line agreement (the "Second Equity Line") with the Equity Line Investor. Under the Second Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the Initial Equity Line.

           During the year ended December 31, 2002, 2,339,675 shares of Class A common stock were issued in connection with draws of $5,728,846. From the inception of the Second Equity Line through December 31, 2002, 2,950,325 shares of Class A common stock were issued in connection with draws under the Second Equity Line of $13,425,000. As of December 31, 2002, $846,154 remained undrawn under the Second Equity Line.

           The following table summarizes the transactions completed under the first two equity lines to date:



                                          Weighted               Average Number
                                           Average              of Shares Issued           Total Shares Issued
Equity Line                           Conversion Price              Per Draw                Under Equity Line
-----------                           ----------------              --------                -----------------
Initial Equity Line                         $9.12                    113,854                    2,277,088
Second Equity Line                          $3.64                    294,389                    5,290,000

           On June 27, 2002, the Company entered into a third equity line agreement (the "Third Equity Line") with the Equity Line Investor. Under the Third Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the Second Equity Line.

           Specifically, under the Third Equity Line, the Company is entitled to draw funds and to "put" to the Equity Line Investor shares of Class A common stock in lieu of repayment of the draw. The number of shares issued is determined by dividing the dollar amount of the draw by 90 percent of the average of the two lowest closing bid prices of Class A common stock over the seven trading-day period following the date the Company tenders the put notice.

           The following information is provided to demonstrate the operation of the "put" formula and the shares of Class A common stock that would be issuable upon a hypothetical draw of $1,000,000:

                        Hypothetical closing bid prices
           (seven trading days following the date of the put notice):

                               Trading day 1        $0.04
                               Trading day 2        $0.05
                               Trading day 3        $0.04
                               Trading day 4        $0.03
                               Trading day 5        $0.02
                               Trading day 6        $0.03
                               Trading day 7        $0.04

       Conversion rate: (90% of average of two lowest closing bid prices)

                               Trading day 4        $0.03
                               Trading day 5        $0.02
                               Average              $.025
                               90% of average       $0.0225

       Conversion calculation: $1,000,000/ $0.0225 = 44,444,444 shares put to Equity Line Investor.

           Through March 21, 2003, the Company has tendered put notices to draw an aggregate of $3,500,000 on the Third Equity Line. Through March 21, 2003, the Company has issued 3,616,412 shares of Class A common stock to the Equity Line Investor in connection with these put notices.

Stock Options and Warrants

           During 2002, the Company granted options to purchase 157,225 shares of Class A common stock at exercise prices ranging from $2.00 to $5.60 per share. All options were granted at the quoted market price at the date of grant. Of the options granted during this period, 20,000 vested immediately and the balance of 137,225 vest over the three years following issuance. If not exercised, all options expire within ten years from the date of grant. As of December 31, 2002, the Company had options outstanding to purchase 634,652 shares of Class A common stock.

           The Company's option plans provide for stock appreciation rights that allow the grantee to receive shares of its Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of the Company's stock at the date of exercise. As of December 31, 2001, there were options to purchase 833 shares of Class A common stock at a price of $40.00 per share outstanding, which options included stock appreciation rights. However, these options expired during 2002.

           As of March 26, 2002, the Company had warrants to purchase a total of 51,250 shares of Class A common stock outstanding.

Summary of Contractual Obligations

           The following summary reflects payments due under long-term obligations as of December 31, 2002:


Contractual Obligations                                       Payments Due By Year

                                                   Total           Less Than           One to
                                                                      One              Three

Notes payable                                $       1,818,175 $        1,818,175 $            --
Debentures                                             917,370            917,370              --

Long-term debt                                           3,312                 --           3,312
Operating lease obligations                            912,535            582,642         329,893
                                             ----------------- ------------------ -----------------
Total contractual cash obligations           $       3,651,392 $        3,318,187 $       333,205
                                             ----------------- ------------------ -----------------

Related-Party Transaction

           In February 2000, the Company entered into an agreement to purchase from John A. Oberteuffer, an executive officer and director of the Company, all of Dr. Oberteuffer's rights and interests in certain methods and apparatus for integrated voice and pen input for use in computer systems. In payment for Dr. Oberteuffer's technology, the Company granted Dr. Oberteuffer 15,000 warrants to purchase our Class A common stock at an exercise price of $40.00 per share. The warrants were valued using the Black-Scholes method of valuation and resulted in a value of $31.60 per warrant for the 15,000 warrants, or an aggregate value of $474,000. The warrants expire February 10, 2010. Also, the Company granted Dr. Oberteuffer the right to repurchase the technology from

Fonix at fair market value if the Company subsequently determined not to commercialize the pen/voice technologies or products.

           In February 2000, the Company was actively pursuing development and licensing opportunities in HWR and desired to procure the rights to Dr. Oberteuffer's in-process development. However, there was no assurance at the time that the development of the project would result in revenue opportunities when completed, so the cost was charged to in-process research and development in the current period.

           The Company since has determined that there is no substantial benefit to pursuing the market for our HWR technology, including the technology acquired from Dr. Oberteuffer and as such, the balance of goodwill from all HWR acquisitions was written off in 2001. The Company's decision to cease efforts to commercialize our HWR technologies may trigger Dr. Oberteuffer's right to repurchase the pen/voice technologies acquired from him.

Other

           The Company presently has no plans to purchase new research and development or office facilities.

Outlook


Corporate Mission Statement and Objectives

"Empowering people with conversational speech solutions for systems and devices" is the Company's Mission Statement. The Company's objectives include:

          o Delivering real speech solutions for human interaction with multiple devices based on the Company's Core Technologies.

          o    Becoming   the   platform   for  current   and  next   generation
               speech-enabling applications and products.

          o    Developing   leading  market  position  through   differentiating
               solution strategy.

          o    Focusing on clearly quantified market solutions.

          o    Creating customer awareness and mind-share.

          o    Beating   competition   by   increased   value-added   solutions,
               portability and ease of use.

          o    Developing positive monthly cash flow from sales.

          o    Delivering predictable revenue and earnings.

          o    Providing return on shareholder equity.

           Most speech recognition products offered by other companies are based on technologies that are largely in the public domain and represent nothing particularly "new" or creative. The Fonix speech Products and Core Technologies are based on proprietary technology that is protected by various patents and trade secrets. Management believes the Company's speech-enabled Products provide a superior competitive advantage compared to other technologies available in the marketplace. In addition, the Company believes its market focus on speech-enabled Products will be a substantial differentiator. To accomplish this objective, the Company intends to proceed as follows:

           Substantially Increase Marketing and Sales Activities. The Company intends to expand its sales through partners, OEMs, VARs, direct sales, and existing sales channels, both domestically and internationally, who will focus on the wireless and mobile devices, telephony and server phone solutions, assistive and language learning devices, automotive integrated multi-media systems, and end-to-end or distributive speech systems. To address global opportunities, the Company will continue to develop and expand its sales and marketing teams in Asia, Europe, and the United States.

           Expand Strategic Relationships. The Company has a number of strategic collaboration and marketing arrangements with developers and VARs. The Company intends to expand such relationships and add additional similar relationships, specifically in the wireless and mobile devices, assistive and language learning devices, automotive systems, and end-to-end solutions. Further, when the Company is able to identify "first mover" speech-enabling applications in which it can integrate its Products and Core Technologies, the Company intends to investigate investment opportunities so the Company can obtain preferred or priority collaboration rights.

           Continue to Develop Standard Speech Solutions Based on the Core Technologies. The Company plans to continue to invest resources in the development and acquisition of standard speech solutions and enhancements to the Core Technologies of speech-enabling technologies, developer tools, and development frameworks to maintain its competitive advantages.

As the Company proceeds to implement its strategy and to reach its objectives, it anticipates further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments. The strategy adopted by the Company has significant risks, and shareholders and others interested in the Company and its Class A common stock should carefully consider the risks set forth under the heading "Certain Significant Risk Factors" in Item 1, Part I, above.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:

           Reports of Independent Public Accountants                                                                F-2

           Consolidated Balance Sheets as of December 31, 2002 and 2001                                             F-5

           Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, and 2000              F-6

           Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 2001, and 2002    F-7

           Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000              F-8

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

                                                               PART III

ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

           The following table sets forth certain information concerning the executive officers and directors of the Company as of March 21, 2003:

 Name                                     Age                 Position

Thomas A. Murdock (1)*                    59                  Director, President & Chief Executive Officer
Roger D. Dudley      (2)*                 50                  Director, Executive Vice President & Chief Financial Officer
John A. Oberteuffer, Ph.D.                62                  Director, Vice President & Chief Technology Officer
William A. Maasberg, Jr (1) (2)           63                  Director, Chief Operating Officer
Rolf-Juergen Bruess                       54                  President, Fonix International

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

          ROLF-JUERGEN BRUESS is president of Fonix International and advisor for strategic implementation and marketing. He has over 20 years of senior and management experience in semiconductors, communications, consumer and automotive electronics, strategic technical marketing and sales with Siemens AG and Mannesmann VDO. He managed 1,500 world-wide engineering and sales personnel achieving $750 million in annual sales.

                Compliance With Section 16(a) of the Exchange Act

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms which they file. Based solely on its review of the copies of such forms furnished to the Company during the fiscal year ended December 31, 2002, the Company is aware of the following untimely filings:

           Thomas A. Murdock received options to purchase 18,750 shares of the Company's Class A common stock on January 17, 2002, and options to purchase 5,000 shares of the Company's Class A common stock on March 5, 2002. Additionally, Mr. Murdock, as trustee of a voting trust (the "Voting Trust"), sold 128,750 shares held in the Voting Trust from June 7 to July 5, 2002. Mr. Murdock loaned the proceeds of the sales to the Company. In return, Mr. Murdock received from the Company a promissory note in the principal amount of $207,775, which became convertible into shares of the Company's Class A common stock on December 12, 2002. The sales of the shares and the acquisition of the options and the convertible promissory note were reported on a Form 5 filed on February 14, 2003.

           Roger D. Dudley received options to purchase 18,750 shares of the Company's Class A common stock on January 17, 2002, and options to purchase 5,000 shares of the Company's Class A common stock on March 5, 2002. Additionally, 35,673 shares of the Company's Class A common stock owned by Mr. Dudley and held in the Voting Trust, were sold from the Voting Trust in June 2002. Mr. Dudley loaned the proceeds of the sales to the Company. In return, Mr. Dudley received from the Company a promissory note in the principal amount of $207,775, which became convertible into shares of the Company's Class A common stock on December 12, 2002. Further, Mr. Dudley pledged 30,866 shares of Class A common stock to secure an advance to the Company by a third-party lender. The pledgee executed on the pledged shares and sold the shares in October and November 2002. The sales of the shares and the acquisition of the options and the convertible promissory note were reported on a Form 5 filed February 14, 2003.

           William A. Maasberg, Jr., received options to purchase 7,500 shares of the Company's Class A common stock on January 17, 2002, and options to purchase 5,000 shares of the Company's Class A common stock on March 5, 2002. The acquisition of the options was reported on a Form 5 filed February 14, 2003.

           John O. Oberteuffer received options to purchase 7,500 shares of the Company's Class A common stock on January 17, 2002, and options to purchase 5,000 shares of the Company's Class A common stock on March 5, 2002. The acquisition of the options was reported on a Form 5 filed February 14, 2003.

           Mark S. Tanner received options to purchase 5,000 shares of the Company's Class A common stock on March 5, 2002. The transaction will be reported on a Form 5 to be filed. Mr. Tanner resigned as a member of the Board of Directors on July 27, 2002.

ITEM 11.             EXECUTIVE COMPENSATION

           The following table sets forth information concerning the compensation paid or accrued to all persons serving as the Company's chief executive officer and the Company's most highly compensated executive officers other than its chief executive officer who were serving as executive officers at December 31, 2002 and whose annual compensation exceeded $100,000 during such year (collectively the "Named Executive Officers"):

                           Summary Compensation Table


                                                                      Annual Compensation                  Long-Term Compensation
                                                                                     Other                  Securities Underlying
Name and Principal Position                Year                Salary             Annual Bonus                 Options/SARs (8)
---------------------------                ----       --------------------   -------------------         ------------------------
Thomas A. Murdock (1)                      2000       $      320,804                  --                           46,250/0
Chief Executive Officer & President        2001       $      315,057                  --                           17,500/0
                                           2002       $      315,096 (2)              --                           23,750/0

Roger D. Dudley (1)                        2000       $      320,845                  --                           46,250/0
Executive Vice President & Chief           2001       $      314,895                  --                           17,500/0
Financial Officer                          2002       $      315,487 (3)              --                           23,750/0

William A. Maasberg (4)                    2000       $     208,411                   --                           13,750/0
Chief Operating Officer                    2001       $     226,584                   --                           11,250/0
                                           2002       $     226,584 (5)               --                           12,500/0

John A. Oberteuffer (6)                    2000       $     227,348                   --                            8,750/0
Vice President & Chief Technology          2001       $     234,716                   --                           11,250/0
Officer                                    2002       $     225,420 (7)               --                           12,500/0

               (1) The Company has executive employment agreements with Messrs. Murdock and Dudley that were initiated November 1, 1996 and amended effective January 31, 2000 to extend the term of the agreement and reduce the base compensation. The material terms of each executive employment agreement with Messrs. Murdock and Dudley are identical and are as follows: the annual base salary for each executive officer is $309,400 and may be adjusted upward in future years as deemed appropriate by the board of directors. The expiration date is December 31, 2005. As bonus compensation for extending the term of each agreement at a compensation level less than provided in the original agreement, each executive was granted options to purchase 35,000 options of the Company's Class A common stock at an exercise price of $1.01. The options expire July 19, 2010.

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

           (2) Because of the Company's inability to access the Third Equity Line during much of 2002, the Company did not pay Mr. Murdock $114,259 of his compensation due for 2002.

           (3) Because of the Company's inability to access the Third Equity Line during much of 2002, the Company did not pay Mr. Dudley $141,808 of his compensation due for 2002.

           (4) The Company has an employment agreement with Mr. Maasberg that was effective February 1, 2000. The terms of the agreement establish the annual base salary of $225,000, which may be adjusted upward in future years as deemed appropriate by the board of directors. Mr. Maasberg is entitled to customary insurance benefits, office and support staff. In addition, if any executive is terminated without cause during the contract term then all salary then and thereafter due and owing under the employment agreement shall, at the executive's option, be immediately paid in a lump sum payment to the executive officer and all stock options, warrants and other similar rights granted by the Company and then vested or earned shall be immediately granted to the executive officer without restriction or limitation of any kind. The employment contract expired January 31, 2003. The Company has extended the employment contract through December 31, 2003.

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

           (5) Because of the Company's inability to access the Third Equity Line during much of 2002, the Company did not pay Mr. Maasberg $102,824 of his compensation due for 2002.

           (6) The Company has an employment agreement with Mr. Oberteuffer that was effective February 1, 2000 and subsequently amended effective April 1, 2001. The terms of the agreement establish the annual base salary of $235,000, which may be adjusted upward in future years as deemed appropriate by the board of directors. Mr. Oberteuffer is entitled to customary insurance benefits, office and support staff, and the use of an automobile. In addition, if any executive is terminated without cause during the contract term then all salary then and thereafter due and owing under the employment agreement shall, at the executive's option, be immediately paid in a lump sum payment to the executive officer and all stock options, warrants and other similar rights granted by the Company and then vested or earned shall be immediately granted to the executive officer without restriction or limitation of any kind. The employment contract expired January 31, 2003. The Company has extended the employment contract through December 31, 2003.

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

           (7) Because of the Company's inability to access the Third Equity Line during much of 2002, the Company did not pay Dr. Oberteuffer $99,125 of his compensation due for 2002.

           (8) All options granted in 2002, 2001, and 2000 were granted pursuant to the Company's 1998 Stock Option Plan.

                        Option Grants in Fiscal Year 2002



                                                                                                    Potential Realizable Value at
                                                                                                       Assumed Annual Rates of
                                         Individual Grants                                           Stock Price Appreciation for
                                                                                                             Option Term
             (a)                   (b)                  (c)            (d)             (e)              (f)               (g)
                                Number of            % of Total
                               Securities            Options to     Exercise
                               Underlying           Employees in      Price        Expiration
Name                         Options Granted        Fiscal Year     ($/share)         Date               5%               10%
                                   (#)
---------------------------  -----------------   ---------------   -----------   ---------------   ---------------   ---------------
Thomas A. Murdock                18,750                11.9%          $3.60          1/17/12          $109,950         $175,078
                                  5,000                 3.2%          $2.00          3/4/12           $16,289           $25,937
Roger D. Dudley                  18,750                11.9%          $3.60          1/17/12          $109,950         $175,078
                                  5,000                 3.2%          $2.00          3/4/12           $16,289           $25,937
William A. Maasberg, Jr.          7,500                 4.8%          $3.60          1/17/12          $43,980           $70,031
                                  5,000                 3.2%          $2.00          3/4/12           $16,289           $25,937
John A. Oberteuffer               7,500                 4.8%          $3.60          1/17/12          $43,980           $70,031
                                  5,000                 3.2%          $2.00          3/4/12           $16,289           $25,937


               Aggregated Option/SAR Exercises in Last Fiscal Year
                 and Related December 31, 2002 Option/SAR Values



             (a)                   (b)                    (c)                         (d)                          (e)
                                                                              Number of Securities
                                                                             Underlying Unexercised       Value of In-the-Money
                                                                            Options/SARs at December    Options/SARs at December
                                                                                    31, 2002                    31, 2002
                             Shares Acquired                               Exercisable/Unexercisable    Exercisable/Unexercisable
Name                         on Exercise (#)       Value Realized ($)                 (#)                          ($)
----------------------    --------------------   ----------------------   ---------------------------  ----------------------------
Thomas A. Murdock                   0                     $ 0                    103,925/28,750                   $0/$0
Roger D. Dudley                     0                     $ 0                    99,167/27,083                    $0/$0
William A. Maasberg, Jr.            0                     $ 0                    28,750/13,750                    $0/$0
John A. Oberteuffer                 0                     $ 0                    34,833/11,667                    $0/$0


        Board of Directors Meetings, Committees and Director Compensation

           The Company's board of directors took action at five duly noticed meetings of the board during 2002. Each director attended (in person or telephonically) all of the meetings of the Company's board of directors. During 2002, the Company's board of directors had the following committees: Audit Committee, comprised of Messrs. Dudley (chairman) and Maasberg; and Compensation Committee, comprised of Messrs. Murdock (chairman) and Maasberg. These standing committees conducted meetings in conjunction with meetings of the full board of directors.

                            Compensation of Directors

           Prior to April 1996, the Company's directors received no compensation for their service. The Company historically has reimbursed its directors for actual expenses incurred in traveling to and participating in directors' meetings, and the Company intends to continue that policy for the foreseeable future. On March 30, 1996, the Company's board of directors adopted, and the Company's shareholders subsequently approved, the Company's 1996 Directors' Stock Option Plan (the "Directors' Plan"). Under the Directors' Plan, members of the Board as constituted on the date of adoption received options to purchase 5,000 shares of the Company's Class A common stock for each year (or any portion thereof consisting of at least six months) during which such persons had served on the board for each of fiscal years 1994 and 1995 and were granted 5,000 shares for each of fiscal years 1996 through 2002, which options vested after completion of at least six months' service on the board during those fiscal years. These options have terms of ten years. Similar grants have been made to the Company's directors under the Company's 1998 Stock Option Plan, as set forth elsewhere in this report.

           Directors who are executive officers are also entitled to participate under the 2002 Employee Compensation Plan, described elsewhere in this Report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

           The following table sets forth, as of March 21, 2003, the number of shares of Common Stock of the Company beneficially owned by all persons known to be holders of more than five percent of the Company's Common Stock and by the executive officers and directors of the Company individually and as a group. Unless indicated otherwise, the address of the stockholder is the Company's principal executive offices, 180 West Election Road, Suite 200, Draper, Utah 84020.



Name and Address of 5%
Beneficial Owners, Executive                                 Number of Shares
Officers, and Directors                                     Beneficially Owned                           Percent of Class (1)

Thomas A. Murdock                                               562,824(2)                                       3.01%
Chairman of the Board & Chief
  Executive Officer

Roger D. Dudley                                                 313,812(3)                                       1.70%
Executive Vice President & Chief
 Financial Officer, Director

John A. Oberteuffer, Ph.D.                                       52,333(4)                                         *
Vice President & Chief Technology
 Officer, Director

William A. Maasberg                                              33,978(5)                                         *
Chief Operating Officer, Director

All Officers and Directors as a                                 962,948                                          5.04%
Group (4 persons)

*          Less than 1 percent.

(1) Percentages rounded to nearest 1/100th of one percent. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of Common Stock listed for each such person in the table.

(2) Includes 40,000 shares of Common Stock deposited in a voting trust (the "Voting Trust") as to which Mr. Murdock is the sole trustee and 416,635 shares of Common Stock issuable as of February 4, 2003, into the Voting Trust under a convertible promissory note (the "Convertible Note") held by Mr. Murdock and Mr. Dudley. Persons who have deposited their shares of Common Stock into the Voting Trust have dividend and liquidation rights ("Economic Rights") in proportion to the number of shares of Common Stock they have deposited in the Voting Trust, but have no voting rights with respect to such shares. All voting rights associated with the shares deposited into the Voting Trust are exercisable solely and exclusively by the Trustee of the Voting Trust. The Voting Trust expires, unless extended according to its terms, on the earlier of September 30, 2003, or any of the following events: (i) the Trustee terminates it; (ii) the participating shareholders unanimously terminate it; or (iii) the Company is dissolved or liquidated. Although as the sole trustee of the Voting Trust Mr. Murdock exercises the voting rights of all of the shares deposited into the Voting Trust, and accordingly has listed all shares in the table above, he has no economic or pecuniary interest in any of the shares deposited into the Voting Trust except for 208,318 shares issuable as of February 4, 2003, under the Convertible Note as to which he will directly own Economic Rights when issued. Also includes 70 shares owned directly by Mr. Murdock, 702 shares (including shares issuable upon the exercise of options) beneficially owned by members of Mr. Murdock's immediate family residing in the same household, and 105,417 shares of Common Stock underlying stock options owned by Mr. Murdock and exercisable presently or within 60 days of February 4, 2003. Does not include 20,833 options which are not exercisable presently or within 60 days of February 4, 2003.

(3) Includes (i) 208,318 shares of Common Stock issuable as of February 4, 2003, under the Convertible Note which will be deposited into the Voting Trust when issued, (ii) 70 shares owned directly by Mr. Dudley; (iii) 8 shares owned by Mr. Dudley's minor children; and (iv) 105,417 shares underlying stock options exercisable presently or within 60 days of February 4, 2003. Does not include 20,833 options which are not exercisable presently or within 60 days of February 4, 2003.

(4) Consisting of options or warrants exercisable presently or within 60 days of February 4, 2003. Does not include 9,167 options which are not exercisable presently or within 60 days of February 4, 2003.

(5) Consisting of 19,200 shares owned directly by Mr. Maasberg, 165 shares owned by Mr. Maasberg's minor children, and 33,333 options exercisable presently or within 60 days of February 4, 2003. Does not include 9,167 options which are not exercisable presently or within 60 days of February 4, 2003.

         --------------------------------------------------------------




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

           The Company subleased from SCC office space located at 60 East South Temple Street, Salt Lake City, Utah. The subleases, which expired in December 2002 and February 2003, required the Company to pay the actual monthly rental of $10,368 and all common area charges payable under the lease with SCC's landlord. During October 2002, the Company assumed SCC's lease obligation (see "Properties").

           On March 18, 2003, the Company executed a promissory note with the landlord in the amount of $113,768 covering the outstanding lease obligations under the subleases. The note bears annual interest at 10% and is payable in monthly installments of $3,000.

John A. Oberteuffer

           In February 2000, the Company entered into an agreement to purchase from John A. Oberteuffer, an executive officer and director of the Company, all of Dr. Oberteuffer's rights and interests in certain methods and apparatus for integrated voice and pen input for use in computer systems. In payment for Dr. Oberteuffer's technology, the Company granted Dr. Oberteuffer 15,000 warrants to purchase the Company's Class A common stock at an exercise price of $1.00 per share. The warrants expire February 10, 2010. Also, the Company granted Dr. Oberteuffer the right to repurchase the technology from the Company at fair market value if the Company subsequently determines not to commercialize the pen/voice technologies or products.

Loans from Senior Management to Company

           Two executive officers of the Company (the "Lenders") sold shares of Class A common stock owned by them and advanced the resulting proceeds amounting to $333,308 to the Company under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in Company operations. The advances bear interest at 10 percent per annum, payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, is due and payable on June 10, 2003. Any time after

December 11, 2002, all or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock. The conversion price is the average closing bid price of the shares at the time of the advances. If converted, the conversion amount is divided by the conversion price to determine the number of shares to be issued to the Lenders. To the extent the market price of the Company's Class A common stock is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. A beneficial conversion feature of $14,917 was recorded as interest expense in connection with this transaction. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors. The Lenders subsequently pledged 30,866 shares of Class A common stock to the Equity Line Investor in connection with an advance of $182,676 to the Company under the Third Equity Line (see Note 11 to the condensed consolidated financial statements for the year ended December 31, 2002, included with this report). The Equity Line Investor subsequently sold the pledged shares and applied the proceeds in reduction of the advance. The value of the pledged shares of $82,242 was treated as an additional advance from the Lenders.

           The aggregate advances of $415,550 from the Lenders are secured by the Company's intellectual property rights and other assets.

                                     PART IV

ITEM 14.             CONTROLS AND PROCEDURES

           (a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its subsidiaries would be made known to them by others within those entities.

           (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls, or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

               Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

               Notes to Consolidated Financial Statements

          2.   Financial Statement Schedules: None

          3. Exhibits: The following Exhibits are filed with this Form 10-K pursuant to Item 601(a) of Regulation S-K:

           Exhibit No.         Description of Exhibit

           21                  Subsidiaries of Registrant

           99 Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(B) Reports filed on Form 8-K during the last quarter of the fiscal year ended December 31, 2002:

           NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Fonix Corporation


Date: March 28, 2003        By:      /s/ Thomas A. Murdock
      ----------------          -------------------------------------------
                              Thomas A. Murdock, President and
                              Chief Executive Officer


Date: March 28, 2003        By:     /s/ Roger D. Dudley
      ----------------          ------------------------------------------------
                               Roger D. Dudley, Executive Vice President Finance
                              and Chief Financial Officer
                               (Principal Financial and Accounting Officer)



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


    /s/ Thomas A. Murdock
-----------------------------------------
Thomas A. Murdock, President and
           Chief Executive Officer

March 28, 2003
--------------------
Date



   /s/ Roger D. Dudley
----------------------------------------------
Roger D. Dudley, Executive Vice President
Director

March 28, 2003
--------------------
Date


   /s/ William A. Maasberg
---------------------------------------
           William A. Maasberg, Jr., Director


March 28, 2003
--------------------
Date



   /s/ John A. Oberteuffer
-----------------------------------------------
John A. Oberteuffer, Ph.D., Director


March 28, 2003
--------------------
Date

                                  CERTIFICATION

I, Thomas A. Murdock, certify that:

1.         I have reviewed this annual report on Form 10-K of Fonix Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:    March 28, 2003


/s/ Thomas A. Murdock
-------------------------------------------
Thomas A. Murdock
President and Chief Executive Officer
(Principal Executive Officer)

                                  CERTIFICATION

I, Roger D. Dudley, certify that:

1.         I have reviewed this annual report on Form 10-K of Fonix Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:      March 28, 2003


/s/ Roger D. Dudley
-----------------------------------------------
Roger D. Dudley
Executive Vice President,
Chief Financial Officer
(Principal Financial Officer)

                       FONIX CORPORATION AND SUBSIDIARIES


                          INDEX TO FINANCIAL STATEMENTS



Report of Hansen, Barnett & Maxwell, Independent Certified Public Accountants                                      F-2

Copy of Report of Arthur Andersen LLP, Independent Public Accountants                                              F-4

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2002 and 2001                                                       F-5

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended
  December 31, 2002, 2001, and 2000                                                                                F-6

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
  December 31, 2000, 2001, and 2002                                                                                F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, and 2000                        F-8

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


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders
Fonix Corporation

We have audited the accompanying consolidated balance sheets of Fonix Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Fonix Corporation and subsidiaries for the year ended December 31, 2000 were audited by other auditors who have ceased operations. In their report dated March 29, 2001, those auditors expressed an unqualified opinion on those financial statements and stated that certain matters raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fonix Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 6, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 6 for 2000 included (a) agreeing loss before extraordinary item, as reported, and net loss, as reported, to the consolidated financial statements and the adjustments for amortization expense recognized in those periods related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of loss before extraordinary items excluding goodwill amortization and net loss excluding goodwill amortization to loss before extraordinary items, as reported, and net loss, as reported, respectively, and the related loss-per-share amounts. In our opinion, the disclosures for 2000 in
Note 6 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 consolidated financial statements of the Company other than with respect to such adjustments and such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 consolidated financial statements taken as a whole.

                                   (Continued)

HANSEN, BARNETT & MAXWELL

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                   (CONTINUED)

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operating activities during the years ended December 31, 2002. As of December 31, 2002, the Company had an accumulated deficit of $194,006,920, and negative working capital of $14,428,750.
The Company has incurred additional liabilities for unpaid compensation payable to current and former employees amounting to approximately $5,266,000, vendor accounts payable amounting to approximately $3,083,000, and current accrued liabilities of approximately $3,180,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            HANSEN, BARNETT & MAXWELL

                                             /s/ HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 28, 2003

The following is a copy of the report of Arthur Andersen LLP signed and dated March 29, 2001, on the consolidated financial statements of Fonix Corporation and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000. The report makes reference to the consolidated balance sheets of Fonix Corporation and subsidiaries as of December 31, 2000 and 1999, and to the consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998, none of which are included herein. Arthur Andersen LLP has ceased operations and has not reissued the report.



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


ARTHUR ANDERSEN LLP

Salt Lake City, Utah
March 29, 2001

                       Fonix Corporation and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS




ASSETS
                                                                                                December 31,   December 31,
                                                                                                  2002            2001
                                                                                              --------------  -------------
Current assets:
      Cash and cash equivalents                                                               $      23,739   $    201,401
      Subscriptions receivable                                                                            -        852,970
      Accounts receivable                                                                            26,974         32,210
      Convertible note receivable                                                                   402,765              -
      Inventory                                                                                      51,937         37,154
      Prepaid expenses and other current assets                                                     185,429        145,389
                                                                                              --------------  -------------

           Total current assets                                                                     690,844      1,269,124

Property and equipment, net of accumulated depreciation of $1,671,809
        and $1,314,960, respectively                                                                625,448        903,159

Convertible note receivable                                                                               -        630,000

Investment in and note receivable from affiliate net of unamortized discount of
        $58,548 and $77,691, respectively                                                         1,259,320      1,696,869

Intangible assets, net of accumulated amortization of $299,457 and $145,522, respectively         1,191,585      1,345,520

Goodwill, net of accumulated amortization of $2,295,598                                           2,631,304      2,631,304

Other assets                                                                                        124,979        123,052
                                                                                              --------------  -------------

           Total assets                                                                       $   6,523,480   $  8,599,028
                                                                                              ==============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Series D Debentures, net of unamortized discount of $582,630                            $     917,370   $          -
      Note payable to affiliate, net of unamortized discount of $0 and $65,247, respectively      1,000,000      1,484,753
      Note payable, net of unamortized discount of $0 and $40,245                                   250,000      1,239,755
      Notes payable - related parties                                                               493,175         77,625
      Notes payable other                                                                            75,000              -
      Accrued payroll                                                                             5,265,809              -
      Accounts payable                                                                            3,083,425      1,085,711
      Accrued liabilities                                                                         1,737,267        961,299
      Accrued liabilities - related parties                                                       1,443,300      1,451,633
      Deferred revenues                                                                             854,248      1,049,849
      Capital lease obligation, current portion                                                           -         19,767
                                                                                              --------------  -------------

           Total current liabilities                                                             15,119,594      7,370,392

Long-term borrowings                                                                                  3,312              -
                                                                                              --------------  -------------

           Total liabilities                                                                     15,122,906      7,370,392
                                                                                              --------------  -------------

Commitments and contingencies (Notes 1, 5, 6, 13, 14, 16 and 17)

Stockholders' equity:
      Preferred stock, $0.0001 par value; 50,000,000 shares authorized; Series
           A, convertible; 166,667 shares outstanding
               (aggregate liquidation preference of $6,055,012 at December 31, 2002 and 2001)       500,000        500,000
      Common stock, $0.0001 par value; 800,000,000 shares authorized;
           Class A voting,  12,306,333 and 8,754,891 shares outstanding, respectively                 1,230            875
           Class B non-voting, no shares outstanding                                                      -              -
      Additional paid-in capital                                                                183,514,560    172,019,653
      Outstanding warrants to purchase Class A common stock                                       1,360,000      2,832,400
      Deferred consulting expenses                                                                        -        (17,777)
      Cumulative foreign currency translation adjustment                                             31,704          2,841
      Accumulated deficit                                                                      (194,006,920)  (174,109,356)
                                                                                              --------------  -------------

           Total stockholders' (deficit) equity                                                  (8,599,426)     1,228,636
                                                                                              --------------  -------------

           Total liabilities and stockholders' equity                                         $   6,523,480   $  8,599,028
                                                                                              ==============  =============


          See accompanying notes to consolidated financial statements.

                       Fonix Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS

                                                                             Years Ended December 31,
                                                               ------------------------------------------------------
                                                                     2002               2001              2000
                                                               -----------------  -----------------  ----------------
Revenues:
      Licenses, royalties and maintenance                      $      1,845,848   $        452,484   $       567,621
      Hardware                                                          348,666                  -                 -
      Services                                                          870,205             129,200           89,232
                                                               -----------------  -----------------  ----------------
                                                                      3,064,719            581,684           656,853
                                                               -----------------  -----------------  ----------------
Cost of revenues:
      Licenses, royalties and maintenance                               245,341            138,308            27,436
      Hardware                                                          209,915                  -                 -
      Services                                                           98,148             47,509                 -
      Amortization of capitalized software technology                   104,397          1,824,440         1,824,440
      Impairment loss on capitalized software technology                      -          7,888,512                 -
                                                               -----------------  -----------------  ----------------
                                                                        657,801          9,898,769         1,851,876
                                                               -----------------  -----------------  ----------------

      Gross profit (loss)                                             2,406,918         (9,317,085)       (1,195,023)
                                                               -----------------  -----------------  ----------------

Expenses:
      Selling, general and administrative                            11,929,390         11,646,139        10,751,597
      Product development and research                                8,192,664          8,123,453         5,871,414
      Amortization of intangibles                                        30,600            604,105           604,105
      Impairment loss on investment in affiliate                              -            823,275                 -
      Impairment loss on convertible note receivable                  1,113,842                  -                 -
      Purchased in-process research and development                           -                  -           474,000
                                                               -----------------  -----------------  ----------------

          Total expenses                                             21,266,496         21,196,972        17,701,116
                                                               -----------------  -----------------  ----------------

Loss from operations                                                (18,859,578)       (30,514,057)      (18,896,139)
                                                               -----------------  -----------------  ----------------

Other income (expense):
      Interest income                                                    81,351             80,373           139,283
      Interest expense                                                 (662,645)          (185,802)       (4,004,111)
      Other                                                                   -            (67,792)         (126,520)
                                                               -----------------  -----------------  ----------------

          Total other expense, net                                     (581,294)          (173,221)       (3,991,348)
                                                               -----------------  -----------------  ----------------

Loss from continuing operations before equity in net loss of
      affiliate and income tax benefit                              (19,440,872)       (30,687,278)      (22,887,487)

Equity in net loss of affiliate                                        (456,692)          (372,513)                -

Income tax (expense) benefit                                                  -                  -            76,810
                                                               -----------------  -----------------  ----------------

Loss from continuing operations                                     (19,897,564)       (31,059,791)      (22,810,677)

Extraordinary item - gain on forgiveness of debt, net of
      income taxes of $29,416 in 2000                                         -                  -            49,448
                                                               -----------------  -----------------  ----------------

Net loss                                                            (19,897,564)       (31,059,791)      (22,761,229)

Other comprehensive income - foreign currency translation                28,863              2,841                 -
                                                               -----------------  -----------------  ----------------

Comprehensive loss                                             $    (19,868,701)  $    (31,056,950)  $   (22,761,229)
                                                               =================  =================  ================


Basic and diluted net loss per common share                    $          (1.73)  $          (5.20)  $         (5.60)
                                                               =================  =================  ================

          See accompanying notes to consolidated financial statements.

                       Fonix Corporation and Subsidiaries
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                   Preferred Stock           Common Stock          Additional
                                                                 ---------------------  ------------------------    Paid-in
                                                                  Shares       Amount       Shares       Amount       Capital
                                                                 ---------- ------------  ------------ -----------  -------------

BALANCE, DECEMBER 31, 1999                                         548,390    9,595,910     3,088,383         309    112,781,465

Conversion of promissory note                                            -            -       288,619          29      7,590,842

Beneficial conversion features on promissory note                        -            -             -           -      3,447,623

Conversions of Series C debentures                                       -            -       259,634          26      4,262,038

Sale of Series F preferred shares                                  316,036    2,750,000             -           -              -

Beneficial conversion features on Series D
    preferred stock                                                      -      236,400             -           -              -

Conversions of preferred stock to common stock                    (527,186) (10,622,745)      594,480          59     10,622,686

Reclassification of common stock subject to redemption                   -            -        45,045           5      1,829,995

Exercise of repricing rights                                             -            -       114,214          11            (11)

Issuance of common stock under equity line of credit                     -            -       312,317          31      3,854,271

Shares issued upon settlement of litigation                              -            -         6,504           1         81,294

 Issuance of common stock for services                                   -            -        46,552           5      2,016,672

Issuance of stock options and warrants for
     services and technology                                             -            -             -           -        234,856

Appreciation of warrants issued for services                             -            -             -           -              -

Extension of option expiration dates                                     -            -             -           -         52,067

Exercise of stock options and stock appreciation rights                  -            -        19,177           2      1,094,865

Exercise of warrants                                                     -            -         7,500           1        392,999

Expiration of warrants                                                   -            -             -           -        661,850

Amortization of deferred consulting expenses                             -            -             -           -              -

Preferred stock dividends                                                -    2,941,051             -           -              -

Net loss for the year ended December 31, 2000                            -            -             -           -              -
                                                                 ---------- ------------  ------------ -----------  -------------

BALANCE, DECEMBER 31, 2000                                         337,240    4,900,616     4,782,425         478    148,923,512

Conversions of preferred stock to common stock                    (170,573)  (4,409,897)      362,438          36      4,409,861

Issuance of common stock under equity lines of credit                    -            -     3,609,154         361     18,271,589

Issuance of stock options for services                                   -            -             -           -         33,360

Exercise of stock options                                                -            -           875           -          9,801

Issuance of warrants                                                     -            -             -           -              -

Expiration of warrants                                                   -            -             -           -        371,530

Amortization of deferred consulting expenses                             -            -             -           -              -

Preferred stock dividends                                                -        9,281             -           -              -

Cumulative foreign currency translation adjustment                       -            -             -           -              -

Net loss for the year ended December 31, 2001                            -            -             -           -              -
                                                                 ---------- ------------  ------------ -----------  -------------

BALANCE, DECEMBER 31, 2001                                         166,667      500,000     8,754,891         875    172,019,653

Issuance of common stock under equity lines of credit                    -            -     3,356,998         335      9,081,723

Expiration of warrants                                                   -            -             -           -      1,472,400

Amortization of deferred consulting expenses                             -            -             -           -        (17,777)

Cumulative foreign currency translation adjustment                       -            -             -           -

Beneficial Conversion Feature on promissory note                         -            -             -           -         14,917

Shares issued related to Series D financing                              -            -       194,444          19        943,644

Net loss for the year ended December 31, 2002                            -            -             -           -              -
                                                                 ---------- ------------  ------------ -----------  -------------
                                                                   166,667      500,000    12,306,333       1,230    183,514,560
                                                                 ========== ============  ============ ===========  =============




                                                                                            Cumulative
                                                               Outstanding                   Foreign
                                                                Warrants        Deferred     Currency
                                                               to Purchase     Consulting   Translation Accumulated
                                                              Common Stock      Expenses    Adjustment    Deficit        Total
                                                             ---------------- ------------- ----------- ------------- ----------

BALANCE, DECEMBER 31, 1999                                         2,850,530      (435,051)          -  (116,706,803)   8,086,359

Conversion of promissory note                                              -             -           -             -    7,590,871

Beneficial conversion features on promissory note                          -             -           -             -    3,447,623

Conversions of Series C debentures                                         -             -           -             -    4,262,064

Sale of Series F preferred shares                                          -             -           -             -    2,750,000

Beneficial conversion features on Series D
    preferred stock                                                        -             -           -      (236,400)           -

Conversions of preferred stock to common stock                             -             -           -             -            -

Reclassification of common stock subject to redemption                     -             -           -             -    1,830,000

Exercise of repricing rights                                               -             -           -             -            -

Issuance of common stock under equity line of credit                       -             -           -             -    3,854,302

Shares issued upon settlement of litigation                                -             -           -             -       81,295

 Issuance of common stock for services                                     -             -           -             -    2,016,677

Issuance of stock options and warrants for
     services and technology                                         530,250             -           -             -      765,106

Appreciation of warrants issued for services                         537,500      (537,500)          -             -            -

Extension of option expiration dates                                       -             -           -             -       52,067

Exercise of stock options and stock appreciation rights                    -             -           -             -    1,094,867

Exercise of warrants                                                (115,000)            -           -             -      278,000

Expiration of warrants                                              (661,850)            -           -             -            -

Amortization of deferred consulting expenses                               -       972,551           -             -      972,551

Preferred stock dividends                                                  -             -           -    (3,335,852)    (394,801)

Net loss for the year ended December 31, 2000                              -             -           -   (22,761,229) (22,761,229)
                                                             ---------------- ------------- ----------- ------------- ------------

BALANCE, DECEMBER 31, 2000                                         3,141,430             -           -  (143,040,284)  13,925,752

Conversions of preferred stock to common stock                             -             -           -             -            -

Issuance of common stock under equity lines of credit                      -             -           -             -   18,271,950

Issuance of stock options for services                                     -       (30,000)          -                      3,360

Exercise of stock options                                                  -             -           -             -        9,801

Issuance of warrants                                                  62,500             -           -             -       62,500

Expiration of warrants                                              (371,530)            -           -             -            -

Amortization of deferred consulting expenses                               -        12,223           -             -       12,223

Preferred stock dividends                                                  -             -           -        (9,281)           -

Cumulative foreign currency translation adjustment                         -             -       2,841             -        2,841

Net loss for the year ended December 31, 2001                              -             -           -   (31,059,791) (31,059,791)
                                                             ---------------- ------------- ----------- ------------- ------------

BALANCE, DECEMBER 31, 2001                                         2,832,400       (17,777)      2,841  (174,109,356)   1,228,636

Issuance of common stock under equity lines of credit                      -             -           -             -    9,082,058

Expiration of warrants                                            (1,472,400)            -           -             -            -

Amortization of deferred consulting expenses                               -        17,777           -             -            -

Cumulative foreign currency translation adjustment                         -             -      28,863             -       28,863

Beneficial Conversion Feature on promissory note                           -             -           -             -       14,917
                                                                                                                                -
Shares issued related to Series D financing                                -             -           -             -      943,663
                                                                                                                                -
Net loss for the year ended December 31, 2002                              -             -           -   (19,897,564) (19,897,564)
                                                             ---------------- ------------- ------------------------- ------------
                                                                   1,360,000             -      31,704  (194,006,920)  (8,599,426)
                                                             ================ ============= =========== ============= ============

          See accompanying notes to consolidated financial statements.

                       Fonix Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Years Ended December 31,
                                                                          ----------------------------------------------
                                                                              2002             2001            2000
                                                                          --------------  ---------------  -------------
Cash flows from operating activities:
     Net loss                                                             $ (19,897,564)  $  (31,059,791)  $(22,761,229)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Issuance of common stock for services                                         -                -      1,328,100
        Non-cash expense related to issuance of debentures,
          warrants, preferred and common stock                                        -           62,500      4,725,201
        Non-cash compensation expense related to issuance and
          extension of stock options                                                  -           15,583        914,922
        Beneficial Conversion option on promissory note                          14,917                -              -
        Non-cash portion of purchased in-process research and development             -                -        474,000
        Accretion of discount on note receivable from affiliate                 (19,143)         (19,400)             -
        Accretion of discount on note payable to affiliate                       65,247          164,405              -
        Accretion of discount on note payable                                    40,245                -              -
        Accretion of discount on note payable - related party                   392,925                -              -
        Amortization of deferred loan costs                                      34,795                -              -
        Loss on disposal of property and equipment                               13,256           68,736        126,520
        Impairment loss on capitalized software technology                            -        7,888,513              -
        Impairment loss on convertible note receivable                        1,113,842                -              -
        Depreciation and amortization                                           501,428        2,850,362      3,093,612
        Impairment loss on investment in affiliate                                    -          823,275              -
        Equity in net loss of affiliate                                         456,692          372,513              -
        Income tax benefit                                                            -                -        (76,810)
        Gain on forgiveness of debt                                                   -                -        (49,448)
        Changes in assets and liabilities, net of effects of acquisitions:
           Accounts receivable                                                    5,236          118,227         53,029
           Inventory                                                            (14,783)         (37,154)             -
           Prepaid expenses and other current assets                            (81,442)         (89,684)         8,127
           Accrued interest on funds held in escrow                                   -          151,006       (113,003)
           Other assets                                                          (1,927)         (18,364)         1,176
           Accounts payable                                                   1,997,714          430,359       (543,529)
           Accrued payroll                                                    5,265,809                -              -
           Accrued liabilities                                                  775,968          407,851        120,638
           Accrued liabilities - related party                                   (8,333)        (112,500)      (250,001)
           Other current liabilities                                            (19,767)               -              -
           Deferred revenues                                                   (195,601)         372,778        549,222
           Cumulative foreign currency translation adjustment                    28,863            2,841              -
                                                                          --------------  ---------------  -------------

        Net cash used in operating activities                                (9,531,623)     (17,607,944)   (12,399,473)
                                                                          --------------  ---------------  -------------

Cash flows from investing activities, net of effects of acquisitions:
     Issuance of note receivable                                               (880,000)        (630,000)             -
     Purchase of property and equipment                                         (83,038)        (586,106)      (239,908)
     Issuance of note receivable from affiliate                                       -         (302,909)             -
     Investment in affiliate                                                          -         (200,000)             -
     Purchase of assets from Force Computers, Inc.                                    -         (220,223)             -
     Proceeds from sale of property and equipment                                     -              400              -
     Proceeds from sale of HealthCare Solutions Group                                 -        2,000,000              -
                                                                          --------------  ---------------  -------------

        Net cash provided by investing activities                              (963,038)          61,162       (239,908)
                                                                          --------------  ---------------  -------------

Cash flows from financing activities:
     Proceeds from sale of Class A common stock, net                          9,935,029       17,418,980      3,854,302
     Payments on note payable to affiliate                                     (550,000)      (1,050,000)             -
     Principal payments on capital lease obligation                                   -          (44,225)       (28,312)
     Proceeds from exercise of stock options and warrants                             -            9,801        744,866
     Proceeds from issuance of convertible promissory note payable
        and convertible debentures, net                                               -                -      7,500,000
     Proceeds from sale of preferred stock, net                                       -                -      1,750,000
     Proceeds from other notes payable                                           75,000                -              -
     Proceeds from other long-term debt                                           3,312                -              -
     Payments on other notes payable                                         (1,030,000)               -              -
     Proceeds from note payable to related party                                415,550                -              -
     Proceeds from issuance of Series D Debentures                            1,468,108                -              -
                                                                          --------------  ---------------  -------------

        Net cash provided by (used in) financing activities                  10,316,999       16,334,556     13,820,856
                                                                          --------------  ---------------  -------------

Net (decrease) increase in cash and cash equivalents                           (177,662)      (1,212,226)     1,181,475

Cash and cash equivalents at beginning of the year                              201,401        1,413,627        232,152
                                                                          --------------  ---------------  -------------

Cash and cash equivalents at end of the year                              $      23,739   $      201,401   $  1,413,627
                                                                          ==============  ===============  =============



          See accompanying notes to consolidated financial statements.

                       Fonix Corporation and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


                                                                                         Years Ended December 31,
                                                                             --------------------------------------------
Supplemental disclosure of cash flow information:                                2002           2001           2000
                                                                             -------------- -------------- --------------
       Cash paid during the year for interest                                $      60,189  $     171,494  $     455,047
       Cash paid during the year for income taxes                                    3,791          2,986          2,606

Supplemental schedule of non-cash investing and financing activities:


       For the year ended December 31, 2002:

          Warrants for 20,625 shares of Class A common stock valued at $1,472,400 expired

          Amortization of deferred conslitng expense in the amount of $17,777

       For the year ended December 31, 2001:

          Preferred stock dividends of $9,281 were accrued on Series D and Series F preferred stock.

          Converted 164,500 shares of Series D preferred stock and related dividends of $320,949 into 349,461 shares of Class A common stock.

          Converted 6,073 shares of Series F preferred stock and related dividends of $6,853 into 12,977 shares of Class A common stock.

          Issued warrants for the purchase of 250,000 shares of Class A common stock as consideration for a perpetual, nonexclusive technology license valued at $62,500.

          Issued a non-interest bearing promissory note in the amount of $2,600,000 to purchase 4,270 shares of Series A preferred stock of Audium Corporation.

          Issued a non-interest bearing promissory note in the amount of $1,280,000 to purchase tangible and intangible assets from Force Computers, Inc.

          Entered into a capital lease obligation for equipment in the amount of $29,064.

          Issued a note payable for purchase of equipment in the amount of $19,039.

          Issued   1,828  shares  of  Class  A  common  stock  for  $852,970  in subscription receivable.

       For the Year Ended December 31, 2000:

          Accrued preferred stock dividends of $191,051 on Series D and Series F preferred stock.

          Converted 217,223 shares of Series D preferred stock and related dividends of $255,600 into 385,909 shares of Class A common stock.

          Converted 309,963 shares of Series F preferred stock and related dividends of $34,042 into 208,571 shares of Class A common stock.

          Recorded preferred stock dividends of $2,750,000 related to the beneficial conversion features of Series F convertible preferred stock.

          Converted $7,500,000 of principal and $90,870 of interest from the convertible promissory note into 288,619 shares of Class A common stock.

          Issued 15,000 warrants valued at $474,000 to an executive officer and director of the Company as consideration for the rights to certain pen and voice input technology.

          Issued 5,709 shares of Class A common stock to two former directors of the Company upon the exercise of 400,000 options as stock appreciation rights.

          Converted $3,971,107 in principal of Series C convertible debentures and related interest of $290,957 into 259,634 shares of Class A common stock.

          Issued  114,214  shares of Class A common  stock upon the  exercise of
          repricing   rights   associated  with  the  common  stock  subject  to
          redemption.

          Issued 31,250 shares of Class A common stock to an unrelated party for consulting fees valued at $1,328,100.

          Issued 15,302 shares of Class A common stock valued at $688,578 as payment for liquidation damages and a restructuring fee in connection with the Series D preferred stock agreement.

          Recorded interest expense of $3,447,623 for a beneficial conversion feature on a promissory note.

          Entered into a capital lease obligation for equipment in the amount of $92,304.

          Dividends totaling $514,800 were accrued relating to the liquidation damage provision of the Series D preferred stock.

          Issued 6,504 shares of Class A common stock having a market value of $81,295 in settlement of litigation.

          Issued 1,125 warrants valued at $11,250 for consulting services.


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

Business Condition - The Company generated revenues of $3,065,000, incurred a net loss of $19,898,000 and had negative cash flows from operating activities totaling $9,942,000 for the year ended December 31, 2002. As of December 31, 2002, the Company had an accumulated deficit of $194,007,000, negative working capital of $14,429,000, accrued employee wages of $5,266,000, and accounts payable over 60 days past due of $2,232,000. As of December 31, 2002 the Company was not able to draw on its third equity line of credit as it had not yet been declared effective by the SEC. The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2003, primarily due to significant expenditure requirements associated with marketing and developing its speech-enabling technologies.

The Company's cash resources are limited to collections from customers, draws on the equity line and loans, which are not sufficient to cover operating expenses. As a result, payments to employees and vendors have been delayed since June 2002. Employees have been paid through June 15, 2002. Subsequent to June 30, 2002, advances have been made to certain employees on the basis of financial need as determined by the individual circumstances of each employee. Payments amounting to approximately $278,000 have been made on this basis through December 31, 2002. Forty-five employees of Fonix have quit or been terminated between July 1, 2002 and December 31, 2002. No stoppage in work has occurred as a result of nonpayment or delayed payment of compensation to date, nor have deliveries to customers been effected. Certain payments to vendors deemed to be critical to the Company's ongoing operations have been made. To date, no critical services have been stopped as a result of nonpayment or delayed payment. At December 31, 2002, unpaid compensation payable to current and former employees amounted to approximately $5,266,000 and vendor accounts payable amount to approximately $3,083,000. The Company has not been declared in default under the terms of any material agreements.

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

Fair Value of Financial Instruments - The book values of the Company's assets and liabilities approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


methodologies.

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

During 2001, the Company recognized impairment losses relating to its speech software technology, its handwriting recognition software technology, and its investment in Audium Corporation. Management does not consider any of the Company's other long-lived assets to be impaired at December 31, 2002. However, should the Company's marketing and sales plans not materialize in the near term, the realization of the Company's intangible assets could be severely and negatively impacted. The accompanying consolidated financial statements have been prepared based on management's estimates of realizability, which estimates may change due to factors beyond the control of the Company. See "Recently Enacted Accounting Standards" below.

Intangible Assets - Customer relations, trademarks and patents are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. For intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. Intangible assets deemed to have indefinite useful lives, primarily trademarks, are not amortized and are tested for impairment annually or when circumstances indicate that they may not be recoverable. An impairment exists if the carrying value of the indefinite lived intangible asset exceeds its fair value. The accounting for speech software technology is discussed above.

Goodwill - The excess of the cost of businesses acquired over the fair value of net tangible and intangible assets represents goodwill. Goodwill related to purchase acquisitions completed prior to June 30, 2001 was amortized on a straight-line basis over its estimated useful life through December 31, 2001. Effective January 1, 2002, amortization of goodwill ceased and thereafter, goodwill is tested for impairment annually or whenever events or changes in circumstances indicate that it may not be recoverable. An impairment of goodwill is deemed to exist if the carrying value of the related reporting unit (presently the entire Company) exceeds its estimated fair value.

Revenue Recognition - The Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" and related interpretations. The Company generates revenues from licensing the rights to its software products to end users and from royalties. It also generates service revenues from the sale of consulting and development services.

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Deferred revenue as of December 31, 2002, consisted of the following:


Description                        Criteria for Recognition                                   Amount
-----------                        ------------------------                              -----------------
Deferred unit royalties and        Delivery of units to end users or expiration of
licence fees                       contract                                              $      794,737
Deferred customer support          Expiration of period covered by support agreement             59,511
                                                                                         -----------------
Total deferred revenue                                                                   $      854,248
                                                                                         =================

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

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

At December 31, 2002, the Company has stock-based employee compensation plans (See Note 14). The Company accounts for the plan under the recognition method and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and the releated Interpretations. Had compensation expense for these options been determined in accordance with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss per common share would have been increased to the pro forma amounts indicated below for the years ended December 31, 2002, 2001, and 2000:


                                                         2002               2001               2000
                                                        ------             ------             -----
Net loss:
     As reported                                       $ (19,897,564)     $(31,059,791)       $(22,761,229)
     Pro forma                                           (20,374,288)      (31,909,481)        (30,602,028)
Basic and diluted net loss per common share:
     As reported                                       $       (1.73)     $      (5.20)       $      (5.60)
     Pro forma                                                 (1.78)            (5.33)              (7.52)

Advertising Costs - Advertising costs are expensed when incurred. Total advertising expense was $116,160 and $114,356 for the years ended December 31, 2002 and 2001, respectively.

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

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. At December 31, 2002, 2001, and 2000, there were outstanding common stock equivalents to purchase 636,652 shares, 678,012 shares and 963,525 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended December 31, 2002, 2001, and 2000:


                                                2002                         2001                          2000
                                    ----------------------------  ---------------------------   --------------------------
                                                         Loss                         Loss                         Loss
                                                         Per                          Per                          Per
                                          Loss          Share          Loss          Share           Loss         Share
                                    ----------------  ----------  ---------------  ----------   --------------  ----------
Loss from continuing operations     $   (19,897,564)              $  (31,059,791)               $ (22,810,677)
Preferred stock dividends                                 -               (9,281)                  (3,335,852)
                                    ----------------              ---------------               --------------
Net loss from continuing
  operations attributable to
  common  shareholders                  (19,897,564)  $   (1.73)     (31,069,072)  $   (5.20)     (26,146,529)  $   (6.43)
Extraordinary item, net of taxes                  -          -                -           -             49,448          -
                                    ----------------  ----------  ---------------  ----------   --------------  ----------
Net loss attributable to common
  stockholders                      $   (19,897,564)  $   (1.73)  $  (31,069,072)  $   (5.20)   $ (26,097,081)  $   (6.42)
                                    ================  ==========  ===============  ==========   ==============  ==========
Weighted-average common shares
  outstanding                             11,471,564                    5,978,281                    4,067,107
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

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB No. 123" was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends disclosure requirements of SFAS No. 123 requiring disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of this statement are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. At this time, the pronouncement is not expected to have any impact on the Company's reported results of operations and financial position as it continues to account for its stock compensation plans under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees."

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the recognition and measurement provisions of FIN 45 to have a material effect on future interim or annual financial statements.

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest 45 entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest or, (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies to variable interest entities created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It also applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the provisions of FIN 46 to have a material effect on future interim or annual financial statements.

2.  ACQUISITION

DECtalk Assets - On December 14, 2001, the Company entered into an Asset Purchase Agreement with Force Computers, Inc., under which the Company purchased from Force tangible and intangible assets (the "DECtalk Assets"). The Company agreed to pay $150,000 in cash at closing and $1,280,000 in the form of a non-interest-bearing promissory note (see Note 7).

The purchase price of $1,459,978, including direct acquisition costs of $70,223, was allocated as follows:

     Accounts receivable........................$     18,566
     Furniture and equipment....................      64,350
     Speech software technology.................     935,000
     Customer relationships.....................     306,000
     Trademark..................................      42,000
     Goodwill...................................      94,062
                                                ------------

     Total Purchase Price.......................$  1,459,978
                                                ============

At December 31, 2002, the Company had an outstanding balance under the promissory note of $250,000 due to Force Computers, Inc., which amount the Company expects to pay during the first and second quarters of 2003.

3.  CONVERTIBLE NOTES RECEIVABLE

On December 1, 2001, the Company, as the lender, established a revolving line of credit and received a convertible promissory note from Unveil Technologies, Inc. ("Unveil"), that permitted Unveil to draw up to $2,000,000 for operations and other purposes. Unveil is a developer of natural language understanding solutions for customer resource management ("CRM") applications. Fonix desired to obtain a license to Unveil's CRM applications when completed and made the loan to Unveil to facilitate and expedite the development and commercialization of Unveil's speech- enabled CRM software. Draws on the line of credit bear interest at an annual rate of seven percent, which interest was payable quarterly beginning June 30, 2002. The Company extended the interest due date to December 31, 2002. The balance due under the line of credit is secured by Unveil's CRM software and related source code and other assets of Unveil. The Company is a senior creditor to Unveil. The unpaid principal, together with interest accrued thereon, is due and payable on December 31, 2002, and is convertible into common shares of Unveil at the Company's option. Based upon borrowings through December 31, 2002, such conversion at that date would have represented approximately 12 percent of the issued and outstanding common stock of Unveil.

During the year ended December 31, 2002, Unveil drew $880,000 on the line of credit, bringing total draws on the line of credit to $1,450,000 as of December 31, 2002. Due to limited resources available to the Company, additional requests

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


for funding by Unveil under the line of credit have not been met. This limitation in funding has resulted in a deterioration of Unveil's financial condition and has caused Unveil to slow its development process. Accordingly, due to Unveil's financial condition, the Company estimated an impairment loss during the third quarter of 2002 in the amount of $1,523,842, consisting of the outstanding balance on the line of credit plus accrued interest thereon as of that date. The Company advanced an additional $60,000 to Unveil in October 2002. This advance was treated as a research and development expense.

Subsequent to December 31, 2002, the Company entered into an agreement to terminate the revolving line of credit and satisfy the convertible promissory note with Unveil. In full payment of the balance due under the note, the Company received a payment of $410,000 and 1,863,636 shares of Unveil's Series A Preferred Stock. Accordingly, the Company adjusted the estimated impairment, recorded in the third quarter, such that the carrying amount of the not receivable was equal to the amount subsequently received in January, 2003. The Company did not place a value on the Preferred Stock due to Unveil's overall financial condition.

4.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:


Furniture and fixtures                    5 years
Computer equipment                      3 to 5 years
Leasehold improvements                 1.5 to 8 years

Leasehold improvements are amortized over the shorter of the useful life of the applicable asset or the remaining lease term. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are included in the consolidated statements of operations in the year of disposition. Depreciation expense was $347,493, $383,982 and $635,783 for the years ended December 31, 2002, 2001, and 2000, respectively. Property and equipment consisted of the following at December 31, 2002 and 2001:


                                                               2002                 2001
                                                          ---------------     ----------------
Computer equipment                                        $   1,223,415       $    1,166,731
Furniture and fixtures                                          981,523              959,069
Leasehold improvements                                           92,319               92,319
                                                          ---------------     ----------------
                                                              2,297,257            2,218,119
Less accumulated depreciation and amortization               (1,671,809)          (1,314,960)
                                                          ---------------     ----------------
Net Property and Equipment                                $     625,448      $       903,159
                                                          ===============     ================

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

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Management determined that a 12 percent annual interest rate better reflects the risk characteristics of the Audium Note. Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $302,909. For the years ended December 31, 2002 and 2001, the Company recorded interest income of $39,501 and $29,663, respectively, including contractual and imputed interest. The Company is currently discussing the possibility of converting the remaining balance due under the Audium Note for additional shares of Audium's Common Stock.

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

Each share of Audium Preferred Stock is convertible into one share of Audium's common stock. Holders of Audium Preferred Stock are entitled to eight percent cumulative dividends, a liquidation preference in excess of the original purchase price plus any declared but unpaid dividends, anti-dilution rights, and voting rights equal to the corresponding number of common shares into which it is convertible. The stock purchase agreement also entitles Fonix to elect one member of Audium's board of directors. Audium also granted Fonix certain registration rights after the closing of a public offering by Audium.

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

The difference between the total purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit at the time of the purchase was $2,700,727, which was allocated to capitalized software technology. The excess purchase price allocated to the capitalized software technology was amortized on a straight-line basis over a period of eight years through December 31, 2001. After the impairment in the investment in Audium discussed below, the remaining excess purchase price was $1,008,002 and is being amortized over the remaining portion of the 8-year peroid.

The investment in Audium does not provide the Company with rights to any technology developed by Audium; the Company must obtain a license should it choose to do so. Also, the Company would not own an interest sufficient to control Audium, if the Company were to convert the Audium Note to Audium Preferred Stock. As a result, management has determined that it is appropriate to account for the investment, which represents 26.7 percent of Audium's voting stock, under the equity method and not as a research and development arrangement. Audium has incurred losses since the Company acquired the Audium Preferred Stock and as such, Audium does not have the ability to declare or pay preferred dividends on the Preferred Stock. The Company recognized losses for the year ended 2002 and the period from April 11, 2001 through December 31, 2001 as follows:

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                          Year Ended         Peroid Ended
                                                                         December 31,        December 31,
                                                                             2002                2001
                                                                      ------------------- ------------------
Company share of Audium net loss                                      $           289,391 $           97,789
Amortization of difference between purchase price of Audium
Preferred Stock and Company's share of Audium's net
stockholders' deficit                                                 $           167,301 $          274,724
                                                                      ------------------- ------------------
Total equity in loss of affiliate                                     $           456,692 $          372,513
                                                                      =================== ==================

A summary of the results of Audium's operations for the years ended December 31, 2002 and 2001, and net assets as of December 31, 2002, is as follows:

                                     2002          2001
                            ---------------  ----------------
   Net sales                $    475,336     $       466,949
   Loss from operations       (1,129,063)           (820,912)
   Net loss                   (1,083,859)           (862,274)

   Current assets           $  1,501,205     $       539,464
   Total assets                2,816,639           1,458,882
   Current liabilities         1,664,207             625,544
   Total liabilities           2,064,207           1,048,139
   Net assets               $    752,432     $       410,743

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

At December 31, 2001, the Company assessed the realizability of the investment in Audium and the Company wrote down the investment by $823,275. The write-down was a result of a decrease in the estimated cash flows expected to be realized from the investment due to overall decline in the economy and the potential impact on related markets for Audium's products. As of December 31, 2002, no further write-down was deemed necessary based on th eestimated future cash flows of the investment.

Note Payable to Affiliate - The Fonix Note is payable in 13 monthly installments of $200,000 beginning on June 1, 2001, and bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. No events of default have occurred to date. The Fonix Note is secured by shares of Audium Preferred Stock as described above.

Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent and the Company recorded a present value of $2,370,348 for the note payable. For the years ended December 31, 2002 and 2001, the Company recorded interest expense of $95,303 and $164,405, respectively, related to this note. Through December 31, 2002, payments amounting to $1,800,000 had been made under the Fonix note. At December 31, 2002, the Company had an outstanding balance of $1,000,000 due under the Fonix note. The Company and Audium are currently discussing the possibility that Fonix return 684,930 shares of Audium's Preferred Stock in exchange for Audium's release of Fonix under the Fonix note.

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. GOODWILL AND INTANGIBLE ASSETS

Goodwill resulted from the purchase of assets from Force Computers, Inc. and from the acquisition of AcuVoice, Inc. Goodwill amortization expense was $0, $604,105, and $604,105 during the years ended December 31, 2002, 2001 and 2000, respectively. The carrying value of goodwill remained unchanged at $2,631,304 during the year ended December 31, 2002. During 2002, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess the Company's goodwill for impairment. The resulting appraisal indicated that goodwill was not impaired. However, should the Company's marketing and sales plans not materialize in the near term, the realization of the Company's goodwill and other intangible assets could be severely and negatively impacted.

The components of intangible assets were as follows:



                                               December 31, 2002                        December 31, 2001
                                     ------------------------------------------  ------------------------------------
                                         Gross                         Net          Gross                          Net
                                       Carrying      Accumulated     Carrying     Carrying    Accumulated       Carrying
                                        Amount      Amortization      Amount       Amount     Amortization       Amount
                                     ------------- ---------------- -----------  ----------- ---------------  -----------
Speech software technology           $     978,582 $       104,397)   $ 874,185  $   978,582 $            -   $   978,582
Customer relationships                     306,000         (30,600)     275,400      306,000              -       306,000
Patents                                    164,460        (164,460)           -      164,460       (145,522)        18,938
                                     ------------- ---------------- -----------  ----------- ---------------  ------------
  Total Amortizing Intangible Assets $   1,449,042 $      (299,457)   1,149,585  $ 1,449,042 $     (145,222)    1,303,520
                                     ------------- ---------------- -----------  ----------- ---------------
Indefinite-lived Intangible Assets
  Trademarks                                                             42,000                                    42,000
                                                                     ----------                               -----------
Total Intangible Assets                                              $1,191,585                               $ 1,345,520
                                                                     ==========                               ===========

Speech software technology amortization expense was $104,397, $1,824,440, and $1,824,440, during the years ended December 31, 2002, 2001, and 2000, respectively, and was charged to cost of revenues. The cost of patents include direct costs incurred by the Company in applying for patents covering its internally developed speech software technologies. Patent amortization expense was $18,938, $24,946, and $29,284 during the years ended December 31, 2002, 2001, and 2000, respectively, and was charged to selling, general and administrative expense. Amortization expense related to customer relationships was $30,600, $0, and $0 during the years ended December 31, 2002, 2001, and 2000 respectively, and was charged to selling, general and administrative expense.

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

Based on the analysis of estimated net future cash flows from the various intangible assets, no further impairment was deemed necessary for the year ended December 31, 2002.

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

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Except for capitalized speech software technology that is amortized on the basis described in Note 1, amortization of intangible assets subject to amortization is computed on a straight-line basis over their estimated useful lives. The weighted-average estimated remaining amortization periods are as follows: total
- 8.7 years; speech software technology - 8.7 years; and customer relationships
- 9.0 years. Intangible assets subject to amortization will not have any significant residual value at the end of their estimated useful lives. As of December 31, 2002, estimated amortization of intangible assets for the following five years is as follows:


For the Years Ending December 31:                  Amount
                                             ------------------
                   2003                       $         134,996
                   2004                                 134,996
                   2005                                 134,996
                   2006                                 124,100
                   2007                                 124,100

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

The effects on loss from continuing operations net loss and basic and diluted loss per share of excluding goodwill amortization for the years ended December 31, 2002, 2001 and 2000 are as follows:



                                                                        2002            2001              2000
                                                                   ---------------  --------------   ----------------
   Loss from continuing operations, as reported                    $ (19,897,564)   $(31,059,791)    $  (22,810,677)
   Loss from continuing operations, excluding goodwill
   amortization                                                    $ (19,897,564)   $(30,455,686)    $  (22,206,572)
                                                                   ===============  ==============   ================
   Net loss, as reported                                           $ (19,897,564)   $(31,059,791)    $  (22,761,229)
   Add back goodwill amortization                                             --         604,105            604,105
                                                                   ---------------  --------------   ----------------
   Net loss, excluding goodwill amortization                       $ (19,897,564)   $(30,455,686)    $  (22,157,124)
                                                                   ===============  ==============   ================
   Basic and diluted loss per share:
   Loss from continuing operations, as reported                    $       (1.73)   $      (5.20)    $        (5.61)
   Loss from continuing operations, excluding goodwill
   amortization                                                    $       (1.73)   $      (5.09)    $        (5.46)
                                                                   ===============  ==============   ================
   Net loss, as reported                                           $       (1.73)   $      (5.20)    $        (5.60)
   Net loss, excluding goodwill amortization                       $       (1.73)   $      (5.09)    $        (5.45)
                                                                   ===============  ==============   ================



7.  PROMISSORY NOTE

As discussed in Note 2, the Company entered into an Asset Purchase Agreement with Force Computers, Inc. ("Force"). As part of the consideration for the purchase price Fonix issued a non-interest bearing promissory note on December 14, 2001 in the amount of $1,280,000. Installment payments under the note were due over the 12 month period following the date of purchase. Management determined that a seven percent annual interest rate reflects the risk characteristics of this promissory note. Accordingly, interest has been imputed at seven percent and the Company recorded a discount of $40,245 for the note payable. The Company recorded interest expense of $4,098 from the purchase date through December 31, 2001 and $37,854 for the year ended December 31, 2002, related to this promissory note.

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As collateral for the promissory note, 175,000 shares of the Company's Class A common stock were placed into escrow. Under the terms of the escrow, the shares will not be released to Force unless the Company is delinquent or late with respect to any payment under the note. Also, under the terms of the Asset Purchase Agreement, Fonix is required to deposit all receipts from customers acquired in this transaction into a joint depository account. Fonix has the right to withdraw such funds; however, in the event of default on any payments to Force under the terms of the promissory note, Force has the right to withdraw funds from the depository account until the deficiency in payment is covered, at which time, Fonix may again have use of the funds. Through December 31, 2002, payments required under the note have been made, except the final payment of $250,000, which remained outstanding at December 31, 2002. Subsequent to December 31, 2002, additional payments amounting to $115,000 were made. Effective March 13, 2003, Force exercised its right to withdraw all funds deposited in the joint account, as described above, until Force receives the remaining balance due under the promissory note.

8.  NOTES PAYABLE

During the second and third quarters of 2002, the Company entered into promissory notes with an unrelated third party in the aggregate amount of $75,000. These notes accrue interest at 12% annually and are due and payable with accrued interest during the second and third quarters of 2003. The notes have a conversion feature that allows the holder to convert all or any portion of the principal amount and accrued interest into shares of the Company's Common Stock. The conversion price is calculated as the arithmetic average of the last closing bid price on each trading day during the five consecutive trading days immediately preceding the conversion.

9.  RELATED-PARTY NOTES PAYABLE

In connection with the acquisition of certain entities in 1998, the Company issued unsecured demand notes payable to former stockholders of the acquired entities in the aggregate amount of $1,710,000. Of the notes payable, $77,625 remain unpaid as of December 31, 2002. During 2000, the holders of these notes made demand for payment and the Company commenced negotiating with the holders of these notes to reduce the outstanding balance. No additional demands have been made and no payments have been made by the Company to the holders of these notes.

During 2002, two executive officers of the Company (the "Lenders") sold shares of the Company's Class A common stock owned by them and advanced the resulting proceeds amounting to $333,308 to the Company under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in Company operations. The advances bear interest at 10 percent per annum, which interest is payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, is due and payable on June 10, 2003. After December 11, 2002, all or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company. The conversion price is the average closing bid price of the shares at the time of the advances. To the extent the market price of the Company's shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. A beneficial conversion option of $14,917 was recorded as interest expense in connection with this transaction. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

In October 2002, the Lenders pledged 30,866 shares of the Company's Class A common stock to the Equity Line Investor in connection with an advance of $182,676 to the Company under the Third Equity Line (see Note 12 below). The Equity Line Investor subsequently sold the pledged shares and applied $82,242 of the proceeds in reduction of the advance. The value of the pledged shares of $82,242 was treated as an additional advance from the Lenders.

The aggregate advances of $415,550 are secured by the Company's intellectual property rights. As of December 31, 2002, the Lenders had deferred the interest payment due December 10, 2003 and had not converted any of the outstanding balance nor interest into common stock.

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  SERIES D CONVERTIBLE DEBENTURES

On October 11, 2002, the Company issued $1,500,000 of Series D 12% convertible debentures (the "Debentures") and 194,444 shares of Class A common stock to Breckenridge Fund, LLC ("Breckenridge"), an unaffiliated third party, for $1,500,000 before offering costs of $118,282. The outstanding principal amount of the Debentures is convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price equal to the average of the two lowest closing bid prices of the Company's Class A common stock for the twenty trading days immediately preceding the conversion date multiplied by 90%. The Debenture and accrued interest were originally due April 9, 2003.

The Company determined that Breckenridge had received a beneficial conversion option on the date the Debentures were issued. The net proceeds of $1,381,718, were allocated to the Debentures and to the Class A common stock based upon their relative fair values and resulted in allocating $524,445 to the Debentures, $571,111 to the related beneficial conversion option, $372,552 to the 194,444 shares of Class A common stock, less $86,390 of deferred loan costs. The resulting $975,555 discount on the Debentures and the deferred loan costs are being amortized over the term of the Debentures as interest expense. Related interest expense recognized during 2002 was $427,720.

In connection with the issuance of the Debentures, the Company issued, as collateral to secure its performance under the Debenture, 2,083,333 shares of Class A common stock (the "Collateral Shares"), which were placed into an escrow pursuant to an escrow agreement. Under the escrow agreement, the Collateral Shares will not be released to Breckenridge unless the Company is delinquent with respect to payments under the Debenture.

The Debentures were originally due April 9, 2003. However, the Company and Breckenridge agreed in January 2003 to modify the terms of the Debentures requiring the following principal payments plus accrued interest: $400,000 in January 2003; $350,000 in February 2003; $250,000 in March 2003; $250,000 in
April 2003; and $250,000 in May 2003. Additionally, the Company agreed to release 237,583 of the Collateral Shares to Breckenridge as consideration (the "Released Shares") to Breckenridge for revising the terms of the purchase agreement.

If the Company is delinquent under the revised payment schedule, Breckenridge is entitled to receive a penalty of five percent of the then-outstanding principal amount of the Debentures, payable in cash or shares released from the Collateral Shares.

In connection with the sale of the Debentures, the Company entered into a registration rights agreement in which the Company agreed to register the resale of the shares underlying the Debentures, the Collateral Shares, and the Additional Shares. The Company filed a registration statement on Form S-2, which became effective February 14, 2003. The Company plans to file such post-effective amendments as necessary to keep the registration statement effective as required by the registration rights agreement.

11. PREFERRED STOCK

The Company's certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company's board of directors may designate.

Series A Convertible Preferred Stock - At December 31, 2002, there were 166,667 shares of Series A convertible preferred stock outstanding. Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock. At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 for a 15 day period, the shares of Series A convertible preferred stock are automatically converted into Class A common stock. In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.  CONVERTIBLE PROMISSORY NOTE AND EQUITY LINES OF CREDIT

Convertible Promissory Note - In June 2000, the Company executed a convertible promissory note (the "2000 Note") with a private investor in the amount of $7,500,000, against which the Company was permitted to draw funds as needed for operating purposes. The 2000 Note bore interest at six percent annually, compounded monthly, and was due September 30, 2001. Principal drawn under the terms of the 2000 Note was designated as the "Initial Investment Amount" under the Private Equity Line Agreement described below. The investor had the right to convert, at its option, all or any portion of the outstanding principal and interest into shares of Class A common stock at the lesser of $0.75 or 85 percent of the average of the three lowest closing bid prices of Class A common stock in the 20-day trading period prior to the date of conversion. During 2000, the Company drew the entire amount available under the 2000 Note and recorded $106,348 as interest expense. Principal and interest were converted into 288,619 shares of Class A common stock. The Company also recorded a beneficial conversion feature as interest expense in the amount of $3,447,623 related to borrowings under the 2000 Note.

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

From its inception through December 31, 2000, draws taken under the Equity Line, excluding the Initial Investment Amount, amounting to $3,973,508, less commissions and related fees of $119,206, were converted into 312,317 shares of Class A common stock. During 2001, draws amounting to $5,510,000, less commissions and related fees of $165,300, were converted into 658,829 shares of Class A common stock.

For the year ended December 31, 2002, the Company received $3,633,817 in funds drawn under the Equity Line, less commissions and fees of $84,825, and issued 1,017,323 shares of Class A common stock to the Equity Line investor.

Second Equity Line of Credit - In April 2001, the Company entered into a second private equity line agreement (the "Second Equity Line") with the Equity Line Investor. Under the Second Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the initial Equity Line.

From the inception of the Second Equity Line through December 31, 2001, draws under the Second Equity Line amounting to $13,425,000, less commissions and fees of $497,750, were converted to 2,950,325 shares of Class A common stock.

For the year ended December 31, 2002, the Company received $5,728,846 in funds drawn under the Second Equity Line, less commissions and fees of $189,805, and issued 2,339,675 shares of Class A common stock to the Equity Line investor.

Third Equity Line of Credit - In June 2002, the Company entered into a third equity line agreement (the "Third Equity Line") with the Equity Line Investor. Under the Third Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the Initial Equity Line. On June 27, 2002, the Company filed with the SEC a registration statement on Form S-2 to register the resale of up to 5,000,000 shares of the Company's Class A common stock by the Equity Line Investor, which became effective during January 2003. During the third and fourth quarters of 2002, the Equity Line Investor advanced the Company $182,676 against future draws on the Third Equity

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Line (see Note 9 above). The balance owing on the advance is included in accrued liabilities in the accompanying financial statements at December 31, 2002. As of December 31, 2002, no shares had been issued under the Third Equity Line.

Subsequent to December 31, 2002, through March 21, 2003, the Company received $2,500,000 in funds drawn under the Third Equity Line, less commissions and fees of $64,150, and issued 2,866,412 shares of Class A common stock to the Equity Line investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and the rules and regulations promulgated thereunder. The resales of the shares by the Equity Line investor were subsequently registered under registration statements on Form S-2.


13.  COMMON STOCK AND COMMON STOCK SUBJECT TO REDEMPTION

Reverse Stock Split - On March 24, 2003, the Company's shareholders approved a one-for-forty reverse stock split to its outstanding Class A common stock and common stock options and warrants. The stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

Common Stock - On July 12, 2002, shareholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized capital stock of the Company from 500,000,000 shares to 800,000,000 shares. The Company can issue these shares as either Class A voting Common Stock or Class B non-voting Common Stock.

During 2002, the Company issued 3,551,442 shares of Class A common stock. Of such shares, 3,356,998 shares were issued upon conversion of draws on the equity lines, and 194,444 were issued in connection with the sale of the Company's Series D Debentures (See Note 10 above).

During 2001, the Company issued 3,972,466 shares of Class A common stock. Of such shares, 3,609,154 shares were issued upon conversion of draws on the equity lines, 362,438 were issued in connection with the conversion of Series D preferred shares and 875 were issued in connection with the exercise of options. At the annual meeting of shareholders held on July 18, 2001, the shareholders of the Company approved an increase in the number of common shares authorized from 300,000,000 to 500,000,000.

During 2000, the Company issued 1,648,997 shares of Class A common stock. Of such shares,854,114 shares were issued upon the conversion of convertible debentures with related interest and preferred stock with related dividends, 600,936 were issued upon conversion of draws on the Equity Line and 2000 Note, 26,677 shares were issued upon the exercise of warrants, options and stock appreciation rights, 114,214 shares were issued upon exercise of repricing rights (see below), 6,504 shares were issued upon the settlement of litigation, and 46,552 were issued to consultants as consideration for services rendered.

By vote of the shareholders at the annual meeting held October 29, 1999, the issuance of 1,985,000 shares of Class B Non-Voting common stock was approved. The Class B shares are authorized, but have not yet been exchanged for the corresponding Class A shares held in escrow in connection with an acquisition that occurred in 1998. The shares held in escrow have been excluded from the calculation of basic net loss per common share for the year ended December 31, 2002, 2001, and 2000.

Voting Trust - As of December 31, 2002, 40,000 shares of the Company's outstanding Class A common stock were held in a voting trust as to which the president and chief executive officer of the Company is the sole trustee. Persons who have deposited their shares of the Company's Class A common stock into the voting trust have dividend and liquidation rights in proportion to the number of shares of the Company's Class A common stock they have deposited in the voting trust, but have no voting rights with respect to such shares. All voting rights associated with the shares deposited into the voting trust are exercisable solely and exclusively by the trustee of the voting trust. The voting trust expires, unless extended according to its terms, on the earlier of September 30, 2003 or any of the following events: (i) the trustee terminates it; (ii) the participating stockholders unanimously terminate it; or (iii) the Company is dissolved or liquidated.

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Common Stock Subject to Redemption - In 1998, the Company entered into a private placement agreement with an unaffiliated investor, pursuant to which the Company received $1,980,000 in net proceeds in exchange for 45,045 shares of Class A common stock, an equal number of repricing rights, both subject to certain repurchase rights, and warrants to purchase 5,000 shares of Class A common stock at $1.67 per share for a term of three years. Each repricing right entitled the holder to receive a number of additional shares of Class A common stock for no additional consideration according to a formula based on the lowest closing bid price of the Company's Class A common stock during a 15 day period. On February 14, 2000, the repricing rights were exercised and the Company issued an additional 114,214 shares of Class A common stock.

14. STOCK OPTIONS AND WARRANTS

Common Stock Options - In 1998, the Company's board of directors and shareholders approved the 1998 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance was 250,000. In 2000, the Company's board of directors approved an increase in the number of shares under the Plan from 250,000 to 500,000. As of December 31, 2002, shares available for grant under this plan were 7,544.

In 1997, the Company's board of directors approved the 1997 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance is 187,500. As of December 31, 2002, shares available for grant under this plan were 97,442.

In 1996, the Company's board of directors and shareholders approved the 1996 Directors' Stock Option Plan, under which the aggregate number of shares of Class A common stock authorized for issuance is 135,000. The plan provides that each director shall receive options to purchase 5,000 shares of Class A common stock for services rendered as a director during each entire calendar year or portion of a calendar year in excess of six months. The exercise price of such options is the closing market price of the Class A common stock on the date the options are granted. The option term is 10 years from date of grant. As of December 31, 2002, shares available for grant under this plan were 65,000.

In 1996, the Company's board of directors approved a Long-Term Stock Investment and Incentive Plan for officers, key employees and other persons acting on behalf of the Company under which the aggregate number of shares authorized for issuance is 22,500. The exercise price of these options is the closing market price of the Class A common stock on the date the options are granted. The term of the plan is 10 years and options are subject to a three-year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised each year. As of December 31, 2002, shares available for grant under this plan were 22,125.

In 1999, the Company granted options to purchase 10,000 shares of Class A common stock to new members of the board of directors, waiving the requirement that they serve for six months prior to such granting. In 2002 and 2001, options to purchase 25,000 shares and 37,500 shares, respectively, of Class A common stock, were issued to directors who were also executive officers of the Company for compensation and other services rendered to the Company.

A summary of options granted under the Company's various stock option plans for the years ended December 31, 2002,

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2001 and 2000 is presented below:


                                                 2002                          2001                          2000
                                        -------------------------  -----------------------------  ------------------------------
                                                       Weighted                         Weighted                     Weighted
                                                        Average                         Average                       Average
                                          Stock        Exercise         Stock           Exercise          Stock      Exercise
                                         Options         Price         Options           Price           Options       Price
                                        -----------  ------------  --------------  -------------  --------------  --------------
Outstanding at beginning of the year        601,970  $    73.60        496,443     $  118.80          358,898     $ 162.40
     Granted                                157,225        3.20        203,374          8.80          177,902        26.00
     Exercised                                    -        -              (875)        15.60          (23,467)       40.00
     Forfeited or canceled                (124,543)       27.20        (96,971)       169.20          (16,889)      183.60
                                        -----------                --------------                 --------------
Outstanding at end of the year              634,652       65.60        601 971         73.60          496,444       118.80
                                        ===========                ==============                 ==============
Exercisable at the end of the year          443,183  $    90.80        424,548     $  100.00          473,075     $ 122.80
                                        ===========                ==============                 ==============

A summary of options outstanding and options exercisable under the Company's various stock option plans at December 31, 2002 is presented below:






                         Options Outstanding                                      Options Exercisable
------------------------------------------------------------------------    -----------------------------------
                                           Weighted
                                           Average         Weighted                              Weighted
                                          Remaining        Average                                Average
      Range of            Number         Contractual       Exercise              Number          Exercise
  Exercise Prices      Outstanding           Life           Price             Exercisable          Price
-------------------- ----------------  -------------     ---------------    ------------------  ---------------
   $ 2.00 - 7.60              238,284     9.0 years         $     4.40                 75,047       $   4.80
    8.40 - 35.60              112,403     7.5 years              14.00                 89,000          13.20
   40 00 - 71.20              136,491     6.8 years              44.00                131,662          44.40
   130.00 - 206.40             54,850     3.9 years             164.40                 54,850         164.40
   240.00 - 340.00             92,625     4.5 years             257.60                 92,625         257.60
                     ----------------                                       -----------------
  $ 2.00 - 340.00             634,625     7.2 years              65.60                443,183          90.80
                     ================                                       =================


The weighted average fair value of options granted during the years ended December 31, 2002, 2001 and 2000 were $3.20, $7.60 and $25.60, respectively.

The fair value of options and warrants is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during 2001, 2000 and 1999:


                             2002        2001        2000
                            ------      ------      -----
Risk-free interest rate      4.99%       4.66%       6.08%
Expected dividend yield      0.0%        0.0%        0.0%
Expected exercise lives     5 years     5 years     5 years
Expected volatility          137%        132%        130%

The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change the estimated fair value amounts could be significantly different.

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Warrants - A summary of warrants granted by the Company during the years ended December 31, 2002, 2001 and 2000 is presented below:


                                                 2002                       2001                      2000
                                        ----------------------     ----------------------    -------------------------
                                                    Weighted                   Weighted                    Weighted
                                                    Average                    Average                      Average
                                                    Exercise                   Exercise                    Exercise
                                          Shares     Price           Shares     Price          Shares         Price
                                        ----------- ----------     ----------- ----------    ----------  -------------
Outstanding at beginning of the year        71,875  $    82.40         86,750  $    82.40       75,625   $     108.40
     Granted                                    --          --          6,250       13.20       23,625          37.20
     Exercised                                  --          --             --          --       (7,500)         37.20
     Forfeited                             (20,625)     249.60        (21,125)      36.80       (5,000)        325.20
                                         ----------                 ----------               ----------
Outstanding at end of the year              51,250       25.60         71,875       90.00       86,750          82.40
                                         =========                  =========                =========
Exercisable at end of the year              51,250       25.60         71,875       90.00       86,750          82.40
                                         =========                  =========                =========

Stock Appreciation Rights - The option plans described above also provide for stock appreciation rights that allow the grantee to receive shares of Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of Class A common stock at the date of exercise. In 2000, stock appreciation rights related to 10,000 outstanding stock options with a weighted average exercise price of $47.20 were exercised resulting in the recording of $628,000 of selling, general and administrative expense. As of December 31, 2001, there were options to purchase 833 shares of Class A common stock outstanding which provided for stock appreciation rights. However, these options and the related stock appreciation rights expired during 2002.

15.  RELATED-PARTY  TRANSACTIONS

Purchase of Technology Rights - In February 2000, the Company entered into an agreement to purchase from an executive officer and director of the Company, all of his rights and interests in certain methods and apparatus for

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


integrated voice and pen input for use in computer systems. In payment for this technology, the Company granted the executive officer warrants to purchase 15,000 shares of the Company's Class A common stock at an exercise price of $40.00 per share. The warrants expire on February 10, 2010, and were valued at $474,000 using a Black-Scholes option pricing model. This amount was recorded as in-process research and development expense in 2000. Also, the Company granted the executive officer the right to repurchase the technology from the Company at fair market value if the Company subsequently determines not to commercialize the technologies.

SCC Asset Management Inc. - SCC Asset Management, Inc. ("SCC"), formerly Studdert Companies Corp., is a Utah corporation that previously provided investment and management services to the Company. Two of the officers, directors and owners of SCC are directors and executive officers of the Company. A third officer, director and owner of SCC is a former director and executive officer of the Company. The Company rents office space under subleases from SCC. Payments under the leases are guaranteed by three officers, owners and directors of SCC noted above. The subleases require monthly payments of $10,368. Expenses relating to the sublease amounted to $137,166 in 2002, $149,261 in 2001, and $111,196 in 2000. During October 2002, the Company assumed SCC's lease obligation. The leases were terminated effective February 2003. On March 18, 2003, the Company executed a promissory note with Zions Securities, the lessor, in the amount of $113,768 covering outstanding lease payments. The note bears interest at 10% and is payable in monthly installments of $3,000 commencing April 10, 2003.

Other Transactions - In December 1999, the Company issued warrants to purchase 6,250 shares of the Company's Class A common stock to a law firm which provides legal services to the Company having a weighted-average exercise price of $12.40 and a term of five years. During 2002, 2001 and 2000, the Company incurred expenses of approximately $756,599, $847,000, and $505,000, respectively, to the law firm for services provided to the Company.

16.  RESEARCH AND PRODUCT DEVELOPMENT

Synergetics - Prior to March 1997, the Company's ARS and TTS research and development activities were conducted solely by Synergetics, pursuant to product development and assignment contracts (collectively, the "Synergetics Agreement"). Under that arrangement, Synergetics provided personnel and facilities, and the Company financed the Synergetics research and development activities on an as-required basis and the Company was obligated to pay to Synergetics a royalty of 10 percent (the "Royalty") of net revenues from sales of products incorporating Synergetics' "VoiceBox" technology as well as technology derivatives thereof. In 2000, the Company and Synergetics entered into a modification agreement whereby the Company paid Synergetics $28,000 to cancel the obligation of the Company to pay the Royalty. Under the terms of the Synergetics Agreement, as modified, the Company incurred no expenses in 2002 and 2001 and $28,000 in 2000 for research and development efforts. The Company has no further obligations to Synergetics.

Adiva - During 1998 and 1999, the Company utilized the research and development services of Adiva. The president of Adiva is also the president of Synergetics and IMC2. In 2000, the Company terminated its relationship with Adiva and made a final payment of $85,000 in settlement of the relationship.

IMC2 - In March 1998, the Company entered into a professional services agreement with IMC2, a research and development entity, to provide assistance to the Company in the continuing development of specific ASR technologies. The president of IMC2 is also the president of Synergetics and Adiva. The agreement was for an initial term of 36 months and required the Company to make monthly payments of $22,000. In February 2001, the Company and IMC2 agreed to extend the contract on a month-to-month basis. Under the terms of the agreement, the Company expended $282,000 in 2002, $391,000 in 2001, and $264,000 in 2000 for
research and development efforts provided by IMC2.

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

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On June 18, 2001, Fonix canceled the debenture, terminated the consulting agreement, agreed that Advocast could redeem the Advocast Preferred Stock owned by Fonix and issued warrants to Advocast for the purchase of 6,250 shares of Fonix Class A common stock at an exercise price of $13.20 per share in return for a perpetual, fully paid-up, nonexclusive license to certain technology developed by Advocast for Internet speech applications. The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate 4.2%, expected dividend yield of 0%, volatility of 130%, and expected life of 3.0 years. The $10.00 fair value per share or $62,500 was recorded as product development costs on the date of the transaction. Fonix has no further obligation to provide funding, management consultation and development services, or technology to Advocast.

17.  INCOME TAXES

At December 31, 2002 and 2001, net deferred income tax assets, before considering the valuation allowance, totaled $44,495,738 and $37,549,884, respectively. The amount of and ultimate realization of the benefits from the deferred income tax assets is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. The net change in the valuation allowance was an increase of $6,945,854 for 2002 and $7,390,463 for 2001.

At December 31, 2002, the Company has unused federal net operating loss carryforwards available of approximately $109,273,000 and unused state net operating loss carryforwards of approximately $100,553,000 which may be applied against future taxable income, if any, and which expire in various years from 2008 through 2022. The Internal Revenue Code contains provisions which likely will reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. The Company has not performed an analysis to determine whether any such limitations have occurred.

The temporary differences and carryforwards which give rise to the deferred income tax assets as of December 31, 2002 and 2001 are as follows:

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Deferred income tax assets:                             2002               2001
                                                    ---------------   ---------------
      Net operating loss carryforwards:
            Federal                                 $    37,152,792   $    31,039,516
            State                                         3,318,246         2,724,704
      Research and development credits                    2,389,974         2,366,311
      Impairment of convertible note receivable             415,463                --
      Accrued liabilities                                   816,201           800,197
      Deferred revenues                                     288,241           389,515
      Other                                                 114,821           229,641
                                                    ---------------   ---------------
      Total deferred income tax assets valuation
      allowance                                          44,495,738        37,549,884
      Valuation allowance                               (44,495,738)      (37,549,884)
                                                    ---------------   ---------------
      Net deferred income tax assets                $            -    $            -
                                                    ===============   ===============

A reconciliation of income taxes at the federal statutory rate to the Company's effective rate is as follows:

                                                                         Year Ended December 31,
                                                                       2002       2001        2000
                                                                   ----------  ----------  ----------
       Federal statutory income tax rate                             34.0 %      34.0 %      34.0 %
       State and local income tax rate, net of federal benefit        3.3         3.3         3.3
       Non-deductible items                                          (2.5)      (14.0)      (14.8)
       Valuation allowance                                          (34.8)      (22.3)      (22.2)
                                                                   ----------  ----------  ----------
       Effective income tax rate                                      0.0 %       0.0 %       0.3 %
       -------------------------                                   ==========  ==========  ==========



18.  COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements - The Company has employment agreements with two executive officers that were initiated November 1, 1996 and amended effective January 31, 2000 to extend the term of the agreements and reduce the base compensation. The current annual base salary for each executive officer is $309,400 and may be adjusted upward in future years as deemed appropriate by the Company's board of directors. During 2002, the executive officers agreed to accept reduced cash compensation pursuant to the Company's 2002 Employee Compensation Plan (See Note 22 below). The expiration date of the agreements is December 31, 2005. In July 2000, as compensation for extending the term of each agreement at a compensation level less than provided in the original agreement, each executive was granted options to purchase 35,000 shares of the Company's Class A common stock at an exercise price of $40.04. These options vested immediately and expire on July 19, 2010.

In the event that, during the contract term, both a change of control occurs, and within six months after such change in control occurs, the executive's employment is terminated by the Company for any reason other than cause, death, or retirement, the executive shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within 30 days of termination.

Another executive officer of the Company resigned in January 1999 and his employment agreement was canceled. He subsequently entered into a separation agreement pursuant to which he was paid $250,000 per year for the years ended December, 31, 2000 and 2001, and $100,000 for the year ended December 31, 2002. The Company has no further obligations to this former executive.

During 2000, the Company entered into employment contracts with two other executive officers which expire in January 31, 2003. At expiration, these agreements were extended to December 31, 2003. The minimum annual salaries required by these agreements total $460,000. The executive employees are also entitled to other normal benefits extended to executives and employees of the Company. In the event that, during the contract term, both a change of control occurs and, within six months after such change in control was to occurs, the executive officers' services are terminated by the Company for any reason other than cause, death or retirement, the executive officers shall be entitled to receive an

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


amount in cash equal to all base salary then and thereafter payable within 30 days of termination. The agreements contain non-disclosure, confidentiality, non-solicitation and non-competition clauses. Under the terms of the non-competition clause, each executive has agreed that for a period of 18 months after the termination of his employment with the Company the executive will not engage in any capacity in a business which competes with or may compete with the Company.

Professional Services Agreements - In 2001, the Company entered into a professional services agreement with a marketing consultant. The terms of the agreement require monthly payments of $20,000 for a period of 24 months. Also, in connection with the agreement, the Company issued options to purchase 12,500 shares of Class A common stock. Because the Company can cancel the agreement and all the services have yet to be provided, the measurement date for the options has yet to be determined, and the options will be revalued throughout the term of the agreement. At December 31, 2002 the options were valued at $1.20 per share using the Black-Scholes option pricing model assuming: a risk-free interest rate of 4.62 percent; expected dividend yield of 0 percent; expected exercise life of five years; and expected volatility of 130 percent. The resulting amount was recorded as deferred consulting expense has been fully amortized at Decembe 31, 2002.

In July 2000, the Company entered into professional services agreements with two consulting firms. In connection with these agreements, the Company issued a total of 25,000 shares of Class A common stock. The stock was valued at $1,015,600 using the fair value of the Class A common stock on the date each contract commenced and was recorded as deferred consulting expense and amortized as general and administrative expense over the period of service.

In May 2000, the Company issued 6,250 shares of Class A common stock (having a market value of $312,500 at that date) to an unrelated third party in consideration for services rendered in connection with equity financing transactions.

In January 2000, the Company issued warrants to purchase 7,500 shares of Class A common stock for services rendered by a professional services firm. The warrants have a three-year life, exercise prices ranging from $11.20 to $50.00 per share and vested during the year ended December 31, 2000.

In December 1999, the Company entered into professional services agreements with two consulting firms. In connection with these agreements, the Company issued 25,000 shares of Class A common stock. The stock was valued at $375,000 using the fair value of the Class A common stock on the date each contract commenced which amount was recorded as deferred consulting expense and amortized as general and administrative expense over the period of service in 2000 and 1999.

In December 1999, the Company issued warrants to purchase 25,000 shares of Class A common stock to professional advisors and consultants. The warrants were valued at $10.40 per share using the Black-Scholes option pricing model assuming a risk-free interest rate of 6.33 percent, expected dividend yield of 0 percent; expected exercise life of five years, and expected volatility of 130 percent. The resulting amount was recorded as deferred consulting expense and amortized as general and administrative expense over the period of service in 2000.

Babel Infovox AB ("Infovox") is a Swedish telecommunications company that has developed multiple language capability for integration into TTS applications. In October 2000, the Company entered into a revenue sharing arrangement with Infovox that provides that Fonix will pay a percentage of revenue to Infovox for Fonix licenses of TTS technology that include languages other than American English provided by Infovox. In connection with this agreement, the Company has made prepayments of $20,000, against which payments due to Infovox are credited. Through December 31, 2002, the Company had credited $3,529 against this prepayment.

Operating Lease Agreements - The Company leases certain facilities and equipment used in its operations. The amount of commitments for non-cancelable operating leases in effect at December 31, 2002, were as follows:

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Year ending December 31,
                2003                       $    582,642
                2004                            317,296
                2005                             12,597
                                         --------------
                                           $    912,535

The Company incurred rental expense, net of subleases, of $663,310, $627,304, and $413,382 during 2002, 2001, and 2000, respectively, related to these leases. As of March 21, 2003, the Company has outstanding lease payments due under these leases of approximately $413,000.

Effective May 14, 1999, the Company entered into an agreement to sublease 10,224 square feet of its Draper, Utah facility to an unrelated third party. The agreement required the sublessee to pay $13,961 per month, or approximately 40 percent of the Company's monthly obligation under the primary lease agreement. The sublease agreement expired December 31, 2000.

Effective May 25, 1999, the Company entered into an agreement to sublease its Cupertino, California facility to an unrelated third party. The agreement requires the sublessee to pay $331,651 per month through May 31, 2003.

Forgiveness of Trade Payables and Accrued Interest - The Company negotiated reductions in amounts due various trade vendors amounting to $78,864 in 2000. These amounts have been accounted for as an extraordinary item in the accompanying consolidated statements of operations.

19. LITIGATION

The Company is involved in various claims and proceedings arising in the ordinary course of business. Management believes, after consultation with legal counsel, that the ultimate disposition of these matters will not materially impact the consolidated financial position, liquidity or results of operations of the Company.

20.  EMPLOYEE PROFIT SHARING PLAN

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

21.  SIGNIFICANT CUSTOMERS

Of the Company's revenues for 2002 and 2001, $3,057,199 and $567,411 were from sources in the United States and $7,520 and $14,273 were from South Korea. All of the Company's revenues for 2000 were sourced from the United States. During 2002, DynaVox Systems accounted for 13.3% or $406,348 and Epson accounted for 13.2% or $404,545 of the Company's total revenues. In 2001, no single customer generated more than 10 percent of the Company's total revenue. Of the $656,853 of revenues in 2000, $125,000 was from Motorola and $87,250 was from NuvoMedia, Inc.
 No other customer accounted for more than 10 percent of the Company's total revenues for the years presented.

22.  SUBSEQUENT EVENTS

Convertible Note Receivable - Subsequent to December 31, 2002, the Company entered into an agreement to terminate the revolving line of credit and convertible promissory note with Unveil (See Note 4 above). In full payment of the balance due under the note, the Company received a payment of $410,000 and 1,863,636 shares of Unveil's Series A Preferred Stock. Accordingly, the Company reversed a portion of the write-off taken in the third quarter equal to the

                       Fonix Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount subsequently received in January 2003. The Company did not place a value on the Preferred Stock due to Unveil's overall financial condition.

Third Equity Line - In January 2003, the Company's registration statement covering the third equity line was declared effective by the SEC. Through March 21, 2003, the Company received $2,500,000 in funds drawn under the Third Equity Line, less commissions and fees of $64,150, and issued 3,541,412 shares of Class A common stock to the Equity Line investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"), and the rules and regulations promulgated thereunder. The resales of the shares by the Equity Line investor were subsequently registered under registration statements on Form S-2.

Series D Debentures - As of March 26, 2003, the outstanding balance on the Series D Debentures was $607,067. The Company has made payments on the Debentures of $669,350 during 2003. Breckenridge has also converted a principal amount of $242,933 and was issued 627,086 shares.

Special Meeting of Shareholders - On March 24, 2003, the Company held a Special Meeting of Shareholders in Salt Lake City, Utah. The record date for the meeting was February 7, 2003, on which date there were 15,915,367 shares of the Company's Class A common stock issued, of which 2,020,750 shares were held as collateral under escrow agreements and were not entitled to vote.

The first matter voted upon at the special meeting was the approval of the Board of Directors' selection of Hansen, Barnett & Maxwell as the Company's independent public accountants for the fiscal year ending December 31, 2002. The results of the voting were 11,343,679 shares in favor, 185,011 shares against, and 152,555 shares withheld or abstaining.

The second matter voted upon at the special meeting was to consider and act upon a proposed amendment to the Company's certificate of incorporation to effect a reverse stock split of the Company's Class A common stock at a ratio of one share for forty shares. The results of the voting were 10,385,475 shares in favor, 1,240,197 shares against, and 55,573 shares withheld or abstaining. The anticipated effective date of the reverse stock split is April 4, 2003.


U.S. Department of Labor Settlement Agreement - On March 5, 2003, the Company entered into a settlement agreement with the U.S. Department of Labor relating to back wages not paid to former and current employees during 2002. Under this agreement the Company will pay all amounts owed in twenty-four installment payments to each former and current employee. The first installment payment is due May 1, 2003. The remaining payments are due on the first day of each month, until paid in full. If any of the installment payments are more than fifteen days late, the entire balance may become due and payable.

Employees may elect to receive a portion of their wages in registered shares of the Company's Class A common stock. However, the amount that represents minimum wage and overtime, if any, as defined in the Fair Labor Standards Act of 1938, may not be paid with the Company's Class A common stock.