Form 10-Q
period 2003-03-31
FONIX CORP
filed 2003-05-16
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No


     As of May 12, 2003, 19,652,488 shares of Class A voting common stock, par value $0.0001 per share, were issued and outstanding.

                                FONIX CORPORATION
                                    FORM 10-Q


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                           Page

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets - As of March 31, 2003
                and December 31, 2002                                        2

         Condensed Consolidated Statements of Operations and Comprehensive
                Loss for the Three Months Ended March 31, 2003 and 2002      3

         Condensed Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2003 and 2002                   4

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           17

Item 3. Quantitative and Qualitative Disclosures About Market Risk           28

Item 4.  Evaluation of Disclosure Controls and Procedures                    28


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   28

Item 2.  Changes in Securities                                               28

Item 3.  Defaults Upon Senior Securities                                     28

Item 4.  Submission of Matters to a Vote of Security Holders                 28

Item 6.  Exhibits and Reports on Form 8-K                                    29

                                Fonix Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                  March 31,        December 31,
ASSETS                                                                                              2003              2002
                                                                                               ----------------  ----------------
Current assets:
      Cash and cash equivalents                                                                $        20,292   $        23,739
      Accounts receivable                                                                               28,000            26,974
      Convertible note receivable                                                                            -           402,765
      Inventory                                                                                         50,495            51,937
      Prepaid expenses and other current assets                                                         78,819           185,429
                                                                                               ----------------  ----------------

           Total current assets                                                                        177,606           690,844

Property and equipment, net of accumulated depreciation of $1,756,904
        and $1,671,809, respectively                                                                   530,796           625,448

Investment in and note receivable from affiliate, net of unamortized discount of
        $16,715 and $58,548, respectively                                                            1,147,598         1,259,320

Intangible assets, net of accumulated amortization of $333,207 and $299,457, respectively            1,157,835         1,191,585

Goodwill, net of accumulated amortization of $2,295,598                                              2,631,304         2,631,304

Other assets                                                                                           121,302           124,979
                                                                                               ----------------  ----------------

           Total assets                                                                        $     5,766,441   $     6,523,480
                                                                                               ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Series D Debentures, net of unamortized discount of $249,251 and $582,630, respectively  $       357,816   $       917,370
      Note payable to affiliate                                                                      1,000,000         1,000,000
      Note payable                                                                                     134,020           250,000
      Notes payable - related parties                                                                  493,175           493,175
      Current portion of notes payable other                                                           100,784            75,000
      Accrued payroll                                                                                6,247,938         5,265,809
      Accounts payable                                                                               3,311,754         3,083,425
      Accrued liabilities                                                                            1,594,047         1,737,267
      Accrued liabilities - related parties                                                          1,443,300         1,443,300
      Deferred revenues                                                                                849,250           854,248
                                                                                               ----------------  ----------------

           Total current liabilities                                                                15,532,084        15,119,594
                                                                                               ----------------  ----------------

Long-term portion of notes payable, net of current portion                                              87,984                 -
Long-term borrowings                                                                                     9,068             3,312
                                                                                               ----------------  ----------------

           Total long-term liabilities                                                                  97,052             3,312

           Total liabilities                                                                        15,629,136        15,122,906
                                                                                               ----------------  ----------------

Commitments and contingencies (Notes 1, 3, 5, 6, 7, 8 and 12)

Stockholders' deficit:
      Preferred stock, $0.0001 par value;  50,000,000 shares authorized;
           Series A, convertible; 166,667 shares outstanding
                (aggregate liquidation preference of $6,055,012)                                       500,000           500,000
      Common stock, $0.0001 par value; 800,000,000 shares authorized;
           Class A voting, 17,177,218 and 12,306,333 shares outstanding, respectively                    1,718             1,230
           Class B non-voting, none outstanding                                                              -                 -
      Additional paid-in capital                                                                   186,528,173       183,514,560
      Outstanding warrants to purchase Class A common stock                                          1,334,000         1,360,000
      Cumulative foreign currency translation adjustment                                                50,049            31,704
      Accumulated deficit                                                                         (198,276,635)     (194,006,920)
                                                                                               ----------------  ----------------

           Total stockholders' deficit                                                              (9,862,695)       (8,599,426)
                                                                                               ----------------  ----------------

           Total liabilities and stockholders' deficit                                         $     5,766,441   $     6,523,480
                                                                                               ================  ================


     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                                     Three Months Ended March 31,
                                                                                 --------------------------------------
                                                                                          2003                2002
                                                                                 -----------------------  -------------


Revenues                                                                         $              589,670   $    298,785
Cost of revenues                                                                                 80,217         44,104
                                                                                 -----------------------  -------------

     Gross profit                                                                               509,453        254,681
                                                                                 -----------------------  -------------

Expenses:
     Selling, general and administrative                                                      2,250,698      3,229,403
     Product development and research                                                         1,675,113      2,126,151
                                                                                 -----------------------  -------------

        Total expenses                                                                        3,925,811      5,355,554
                                                                                 -----------------------  -------------

Loss from operations                                                                         (3,416,358)    (5,100,873)
                                                                                 -----------------------  -------------

Other income (expense):
     Interest income                                                                                  -         27,935
     Interest expense                                                                          (741,635)       (57,748)
                                                                                 -----------------------  -------------

        Total other income (expense), net                                                      (741,635)       (29,813)
                                                                                 -----------------------  -------------

Loss from operations before equity in net loss of affiliate                                  (4,157,993)    (5,130,686)

Equity in net loss of affiliate                                                                (111,722)      (113,954)
                                                                                 -----------------------  -------------

Net loss                                                                                     (4,269,715)    (5,244,640)

Other comprehensive income (loss) - foreign currency translation                                 18,345           (872)
                                                                                 -----------------------  -------------

Comprehensive loss                                                               $           (4,251,370)  $ (5,245,512)
                                                                                 =======================  =============


Basic and diluted net loss per common share                                      $                (0.30)  $      (0.54)
                                                                                 =======================  =============


     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                       Three Months Ended March 31,
                                                                                       ------------------------------
                                                                                            2003            2002
                                                                                       ---------------  -------------
Cash flows from operating activities:
    Net loss                                                                           $   (4,269,715)  $ (5,244,640)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Non-cash compensation expense related to issuance of stock options                            -          3,889
      Accretion of discount on note receivable from affiliate                                  41,826         (4,518)
      Accretion of discount on note payable to affiliate                                            -         34,193
      Accretion of discount on note payable                                                         -         21,135
      Accretion of discount on Series D Debentures                                            618,479              -
      Amortization of deferred loan costs                                                      38,331              -
      Loss on disposal of property and equipment                                                1,066              -
      Depreciation and amortization                                                           133,540        127,137
      Equity in net loss of affiliate                                                          69,896        113,954
      Foreign exchange (gain)/loss                                                             14,746           (738)
      Changes in assets and liabilities:
                                          Accounts receivable                                  (1,026)        20,840
                                          Inventory                                             1,442         (4,219)
                                          Prepaid expenses and other current assets            68,279        (91,919)
                                          Other assets                                          3,677             44
                                          Accounts payable                                    342,097       (331,119)
                                          Accrued payroll                                     982,129              -
                                          Accrued liabilities                                (123,733)       390,566
                                          Accrued liabilities - related party                       -         (8,333)
                                          Deferred revenues                                    (4,998)       163,675
                                                                                       ---------------  -------------

      Net cash used in operating activities                                                (2,083,964)    (4,810,053)
                                                                                       ---------------  -------------

Cash flows from investing activities:
    Repayment of notes receivable                                                             402,765              -
    Issuance of notes receivable                                                                    -       (655,000)
    Purchase of property and equipment                                                         (2,025)       (28,573)
    Proceeds from sale of Healthcare Solutions Group                                                -              -
                                                                                       ---------------  -------------

      Net cash provided by (used in) investing activities                                     400,740       (683,573)
                                                                                       ---------------  -------------

Cash flows from financing activities:
    Proceeds from sale of Class A common stock, net                                         2,440,001      6,113,029
    Receipt of common stock subscription receivable                                                 -        852,970
    Payments on note payable to affiliate                                                           -       (550,000)
    Proceeds from long-term debt                                                                5,756              -
    Payments on Series D Debentures                                                          (650,000)             -
    Payments on note payable                                                                 (115,980)      (460,000)
    Principal payments on capital lease obligation                                                  -        (15,747)
                                                                                       ---------------  -------------

      Net cash provided by financing activities                                             1,679,777      5,940,252
                                                                                       ---------------  -------------

Net (decrease) increase in cash and cash equivalents                                           (3,447)       446,626

Cash and cash equivalents at beginning of period                                               23,739        201,401
                                                                                       ---------------  -------------

Cash and cash equivalents at end of period                                             $       20,292   $    648,027
                                                                                       ===============  =============



     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)




                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                        -------------------------
Supplemental disclosure of cash flow information:                                          2003         2002
                                                                                        -----------  ------------

     Cash paid during the period for interest                                           $   19,350   $    55,725

Supplemental Schedule of Non-cash Investing and Financing Activities:

     For the Three Months Ended March 31, 2003:

          Issued 627,087 shares of Class A common stock in conversion of $242,933 of Series D Debentures principal and $20,067 of related accrued interest

          Issued 237,584 shares of Class A common stock valued at $285,100 as consideration for deferment of Series D Debentures; issuance of shares represented an increase to the discount to be amortized over the revised term of the Series D Debentures

          Converted $113,768 of accounts payable into a note payable


     For the Three Months Ended March 31, 2002:

          Issued 334,855 shares of Class A common stock for $1,064,970 in subscriptions receivable.




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

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. The Company's business strategy is not without risk, and readers of these condensed consolidated financial statements should carefully consider the risks set forth under the heading "Certain Significant Risk Factors" in the Company's 2002 Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-K.

Business Conditions - The Company's revenues increased from $298,785 for the three months ended March 31, 2002, to $589,670 for the three months ended March 31, 2003. However, the Company has incurred significant losses since inception, including a net loss of $4,269,715 for the three months ended March 31, 2003. The Company incurred negative cash flows from operating activities of $2,083,964 during the three months ended March 31, 2003. As of March 31, 2003, the Company had an accumulated deficit of $198,276,635, negative working capital of $15,354,478, accrued employee wages of $6,247,938, and accounts payable over 60 days past due of $2,610,507. Sales of products and revenue from licenses based on the Company's technologies have not been sufficient to finance ongoing operations, although the Company has limited capital available under its equity lines of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors, including the Company's success in (1) increasing license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2003 and 2002, there were outstanding common stock equivalents to purchase 658,031 and 807,564 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months ended March 31, 2003 and 2002:


                                                                      2003                                 2002
                                                           ---------------------------------  ------------------------------------
                                                                              Per Share                            Per Share
                                                             Amount             Amount            Amount             Amount
Net loss                                                    $  (4,269,715)                       $  (5,244,640)
Preferred stock dividends                                               -                                    -
Net loss attributable to common stockholders                $  (4,269,715)        $ (0.30)       $  (5,244,640)        $ (0.54)
Weighted average common shares outstanding                      14,457,162                            9,765,439

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

Recently Enacted Accounting Standards - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest, or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies to variable interest entities created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It also applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the provisions of FIN 46 to have a material effect on future interim or annual financial statements.

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

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

When arrangements to license software products do not require significant production, modification, or customization of software, revenues from licenses and royalties are recognized when persuasive evidence of a licensing arrangement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. Post-contract obligations, if any, generally consist of one year of support including such services as customer calls, bug fixes, and upgrades. Related revenue is recognized over the period covered by the agreement. Revenues from maintenance and support contracts are also recognized over the term of the related contracts.

Revenues applicable to multiple-element fee arrangements are bifurcated among elements such as license agreements and support and upgrade obligations, using vendor-specific objective evidence of fair value. Such evidence consists primarily of pricing of multiple elements as if sold as separate products or arrangements. These elements vary based upon factors such as the type of license, volume of units licensed, and other related factors.

Deferred revenue at March 31, 2003, and December 31, 2002, consisted of the following:


                                                                                        March 31,             December 31,
Description                                   Criteria for Recognition                     2003                   2002
Deferred unit royalties             Delivery of units to end users or
and licence fees                    expiration of contract                        $              807,368  $            797,737
Deferred customer                   Expiration of period covered by
support                             support agreement                                             41,882                59,111
Total deferred revenue                                                            $              849,250  $            854,248

Cost of revenues from license, royalties, and maintenance consists of costs to distribute the product (including the cost of the media on which it is delivered), installation and support personnel compensation, amortization of capitalized speech software costs, licensed technology, and other related costs. Cost of service revenues consists of personnel compensation and other related costs.

Software technology development and production costs - All costs incurred to establish the technological feasibility of speech software technology to be sold, leased, or otherwise marketed are charged to product development and research expense. Technological feasibility is established when a product design and a working model of the software product have been completed and confirmed by testing. Costs to produce or purchase speech software technology incurred subsequent to establishing technological feasibility are capitalized. Capitalization of speech software costs ceases when the product is available for general release to customers. Costs to perform consulting or development services applications are charged to cost of revenues in the period in which the corresponding revenues are recognized. Cost of maintenance and customer support is charged to expense when related revenue is recognized or when these costs are incurred, whichever occurs first.

Capitalized speech software technology costs are amortized on a product-by-product basis. Amortization is recognized from the date the product is available for general release to customers as the greater of (a) the ratio that current gross revenue for a product bears to total current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the products. Amortization is charged to cost of revenues.

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company assesses unamortized capitalized speech software costs for possible write down on a quarterly basis based on net realizable value of each related product. Net realizable value is determined based on the estimated future gross revenues from a product reduced by the estimated future cost of completing and disposing of the product, including the cost of performing maintenance and customer support. The amount by which the unamortized capitalized costs of a speech software product exceed the net realizable value of that asset is written off.

Stock-based Compensation Plans - The Company accounts for its stock-based compensation issued to non- employees using the fair value method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123 and related interpretations. Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete.

At March 31, 2003, the Company has stock-based employee compensation plans. The Company accounts for the plans under the recognition method and measurement principles of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the related Interpretations. Had compensation expense for these options been determined in accordance with the method prescribed by SFAS No. 123, "Accounting for Stock- Based Compensation", the Company's net loss per common share would have been increased to the pro forma amounts indicated below:


                                                                       Three Months Ended


                                                              March 31, 2003        March 31, 2002
                                                           ---------------------  ------------------------
Net loss:
     As reported                                                   $ (4,269,715)          $(5,244,640)

Deduct:

    Total stock-based employee compensation
    expense determined under fair value based method
    for all awards                                                     (102,051)             (119,181)
     Pro forma                                                       (4,371,766)           (5,363,821)
Basic and diluted net loss per common share:
     As reported                                                     $    (0.30)           $    (0.54)
     Pro forma                                                            (0.30)                (0.55)

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

During the first quarter of 2003, the Company entered into an agreement to terminate the revolving line of credit and satisfy the convertible promissory note with Unveil. In full settlement of the balance of $1,450,000 due under the note, the

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Company received a payment of $410,000 and 1,863,636 shares of Unveil's Series A Preferred Stock (the "Unveil Preferred Stock"). Accordingly, the Company adjusted the estimated impairment, recorded in the third quarter of 2002, such that the carrying amount of the note receivable was equal to the amount received in January 2003. The Company did not allocate value to the Unveil Preferred Stock due to Unveil's overall financial condition.

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

Note Receivable - In connection with the collaboration agreement with Audium, in February and May 2001, the Company advanced an aggregate of $400,000 to Audium as a bridge loan under a note (the "Audium Note"). The Audium Note bears interest at a rate of five percent per year and has a term of four years. Additionally, the Audium Note is convertible into shares of Audium Series A Preferred Stock at a price of $1.46 per share in the event of (i) Audium's raising an additional $2,000,000 prior to October 6, 2002, (ii) Audium's merger or consolidation, (iii) a qualified public offering of Audium's common stock,
(iv) an event of default under a note payable from Fonix (see Fonix Note below), or (v) Audium's aggregate gross revenues for the months of January through June 2003 exceeding $1,000,000. The Audium Note is secured by Audium's intellectual property. Further, at the closing, Audium granted the Company a fully paid, worldwide, non-exclusive license to Audium's software to make, manufacture, and use the software and any derivative works if Audium declares bankruptcy or ceases to do business.

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

Investment in Affiliate - In April 2001, the Company closed a stock purchase agreement with Audium, wherein the Company agreed to purchase up to $2,800,000 of Audium Preferred Stock at a price of $1.46 per share. At closing, the Company paid $200,000 in cash and gave Audium a non-interest bearing note (the "Fonix Note," discussed below under "Note Payable to Affiliate") for the remaining $2,600,000. Interest on the Fonix Note was imputed at 12 percent resulting in a present value of $2,370,348. The resulting purchase price of the Audium Preferred Stock was $2,570,348.

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

The difference between the total purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit at the time of the purchase was $2,700,727, which was allocated to capitalized

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

software technology. The excess purchase price allocated to the capitalized software technology was amortized on a straight-line basis over a period of eight years through December 31, 2001. After the impairment in the investment in Audium discussed below, the remaining excess purchase price was $1,008,002 and is being amortized over the remaining portion of the eight-year period.

The investment in Audium does not provide the Company with rights to any technology developed by Audium; the Company must obtain a license should it choose to do so. Also, the Company would not own an interest sufficient to control Audium if the Company were to convert the Audium Note to Audium Preferred Stock. As a result, management has determined that it is appropriate to account for the investment, which represents 26.7 percent of Audium's voting stock at March 31, 2003, under the equity method and not as a research and development arrangement.

Accordingly, for the three months ended March 31, 2003, the Company recognized a loss of $111,722, consisting of $69,896 to reflect the Company's share of Audium's net loss for the three months ended March 31, 2003, and $41,826 for the amortization of the difference between the purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit that is amortized on a straight-line basis over a period of eight years.

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

At December 31, 2001, the Company assessed the realizability of the investment in Audium and the Company wrote down the investment by $823,275. The write-down was a result of a decrease in the estimated cash flows expected to be realized from the investment due to overall decline in the economy and the potential impact on related markets for Audium's products. As of March 31, 2003, no further write-down was deemed necessary based on the estimated future cash flows of the investment.

Note Payable to Affiliate - The Fonix Note is payable in 13 monthly installments of $200,000 beginning on June 1, 2001, and bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. Through March 31, 2003, payments amounting to $1,800,000 had been made under the Fonix note. At March 31, 2003, the Company had an outstanding balance of $1,000,000 due under the Fonix note. The Company and Audium are currently discussing the possibility that Fonix return 684,930 shares of Audium's Preferred Stock in exchange for Audium's release of Fonix under the Fonix note. Audium has not declared Fonix to be in default under the terms of the Fonix Note.

Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent and the Company recorded a present value of $2,370,348 for the Fonix Note.


4. GOODWILL AND INTANGIBLE ASSETS

Goodwill resulted from the purchase of assets from Force Computers, Inc., and from the acquisition of AcuVoice, Inc. The carrying value of goodwill remained unchanged at $2,631,304 during the quarter ended March 31, 2003. During 2002, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess the

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Company's goodwill for impairment. The resulting appraisal indicated that goodwill was not impaired. However, should the Company's marketing and sales plans not materialize in the near term, the realization of the Company's goodwill and other intangible assets could be severely and negatively impacted.

The components of intangible assets were as follows:


                                                       March 31, 2003                                 December 31, 2002
                                         ----------------------------------------------  -------------------------------------------
                                           Gross                              Net            Gross                          Net
                                         Carrying         Accumulated       Carrying       Carrying       Accumulated     Carrying
                                          Amount         Amortization        Amount         Amount        Amortization     Amount
                                         ------------  ----------------- --------------  -------------  ----------------- ----------
Speech software technology                $   978,582         $ (130,497)      $848,085      $ 978,582       $  (104,397)  $ 874,185
Customer relationships                        306,000            (38,250)       267,750        306,000           (30,600)    275,400
Patents                                       164,460           (164,460)             -        164,460          (164,460)          -
    Total Amortizing Intangible Assets    $ 1,449,042         $ (333,207)     1,115,835     $1,449,042        $ (299,457)  1,149,585

Indefinite-lived Intangible Assets
    Trademarks                                                                   42,000                                       42,000

Total Intangible Assets                                                      $1,157,835                                   $1,191,585

Speech software technology amortization expense was $26,100 during the three months ended March 31, 2003, and $104,397 during the year ended December 31, 2002, and was charged to cost of revenues. The cost of patents include direct costs incurred by the Company in applying for patents covering its internally developed speech software technologies. Patents were fully amortized at December 31, 2002 and amortization expense related to patents was $18,938 for the year ended December 31, 2002 and was charged to selling, general and administrative expenses. Amortization expense related to customer relationships was $7,650 during the three months ended March 31, 2003, and $30,600 during the year ended December 31, 2002, and was charged to selling, general and administrative expense.

5.  NOTE PAYABLE

On December 14, 2001, the Company entered into an Asset Purchase Agreement with Force Computers, Inc. ("Force"). As part of the consideration for the purchase price, Fonix issued a non-interest bearing promissory note on December 14, 2001, in the amount of $1,280,000. Installment payments under the note were due over the 12 month period following the date of purchase. Management determined that a seven percent annual interest rate reflects the risk characteristics of this promissory note. Accordingly, interest has been imputed at seven percent and the Company recorded a discount of $40,245 for the note payable. The Company recorded interest expense of $4,098 from the purchase date through December 31, 2001, $37,854 for the year ended December 31, 2002.

As collateral for the promissory note, 175,000 shares of the Company's Class A common stock were placed into escrow. Under the terms of the escrow, the shares will not be released to Force unless the Company is delinquent or late with respect to any payment under the note. Also, under the terms of the Asset Purchase Agreement, Fonix is required to deposit all receipts from customers acquired in this transaction into a joint depository account. Fonix has the right to withdraw such funds; however, in the event of default on any payments to Force under the terms of the promissory note, Force has the right to withdraw funds from the depository account until the deficiency in payment is covered, at which time, Fonix may again have use of the funds. Through December 31, 2002, payments required under the note were made, except the final payment of $250,000, which remained outstanding at December 31, 2002. During the first quarter of 2003, additional payments amounting to $115,000 were made. Effective March 13, 2003, Force exercised its right to withdraw all funds deposited in the joint account, as described above, until Force receives the remaining balance due under the promissory note. During the first quarter of 2003, Force has drawn $980 from the joint bank account leaving an outstanding balance of $134,020 at March 31, 2003.

6.  NOTES PAYABLE OTHER

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

During the second and third quarters of 2002, the Company entered into promissory notes with an unrelated third party in the aggregate amount of $75,000. These notes accrue interest at 18% annually and are due and payable with accrued interest during the second and third quarters of 2003. The notes have a conversion feature that allows the holder to convert all or any portion of the principal amount and accrued interest into shares of the Company's Common Stock. The conversion price is calculated as the arithmetic average of the last closing bid price on each trading day during the five consecutive trading days immediately preceding the conversion.

During the first quarter of 2003, the Company entered into a promissory note with an unrelated third party in the aggregate amount of $113,768. This note accrues interest at 10% annually and requires monthly minimum payments of the greater of $3,000 or 2% of aggregate proceeds from the Company's Third Equity Line of Credit until the note has been fully paid. Under the loan agreement, the Company may not sell or transfer assets outside of the ordinary course of business, or enter a transaction resulting in a change of control, without written permission from the creditor.

7.  RELATED-PARTY NOTES PAYABLE

In connection with the acquisition of certain entities in 1998, the Company issued unsecured demand notes payable to former stockholders of the acquired entities in the aggregate amount of $1,710,000. Of the notes payable, $77,625 remained unpaid as of March 31, 2003. During 2000, the holders of these notes made demand for payment and the Company commenced negotiating with the holders of these notes to reduce the outstanding balance. No additional demands have been made and no payments have been made by the Company to the holders of these notes.

During 2002, two executive officers of the Company (the "Lenders") sold shares of the Company's Class A common stock owned by them and advanced the resulting proceeds amounting to $333,308 to the Company under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in Company operations. The advances bear interest at 10 percent per annum, which interest is payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, is due and payable on June 10, 2003. After December 11, 2002, all or part of the outstanding balance and unpaid interest could be converted at the option of the Lenders into shares of Class A common stock of the Company. The conversion price is the average closing bid price of the shares at the time of the advances. To the extent the market price of the Company's shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. A beneficial conversion option of $14,917 was recorded as interest expense in connection with this transaction. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

In October 2002, the Lenders pledged 30,866 shares of the Company's Class A common stock to the Equity Line Investor in connection with an advance of $182,676 to the Company under the Third Equity Line (see Note 10 below). The Equity Line Investor subsequently sold the pledged shares and applied $82,242 of the proceeds as a reduction of the advance. The value of the pledged shares of $82,242 was treated as an additional advance from the Lenders.

The aggregate advances of $415,550 are secured by the Company's intellectual property rights. As of March 31, 2003, the Lenders had deferred the interest payment due December 10, 2002 and had not converted any of the outstanding balance or interest into common stock.

8.  SERIES D CONVERTIBLE DEBENTURES

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

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

equal to the average of the two lowest closing bid prices of the Company's Class A common stock for the twenty trading days immediately preceding the conversion date multiplied by 90%. The Debenture and accrued interest were originally due April 9, 2003.

The Company determined that Breckenridge had received a beneficial conversion option on the date the Debentures were issued. The net proceeds of $1,381,718, were allocated to the Debentures and to the Class A common stock based upon their relative fair values and resulted in allocating $524,445 to the Debentures, $571,111 to the related beneficial conversion option, $372,552 to the 194,444 shares of Class A common stock, less $86,390 of deferred loan costs. The resulting $975,555 discount on the Debentures and the deferred loan costs are being amortized over the term of the Debentures as interest expense. Related interest expense recognized during the three months ended March 31, 2003, and the year ended December 31, 2002, was $618,479 and $427,720, respectively.

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

The Debentures were originally due April 9, 2003. However, the Company and Breckenridge agreed in January 2003 to modify the terms of the Debentures requiring the following principal payments plus accrued interest: $400,000 in January 2003; $350,000 in February 2003; $250,000 in March 2003; $250,000 in
April 2003; and $250,000 in May 2003. Additionally, the Company agreed to release 237,583 of the Collateral Shares to Breckenridge as consideration (the "Released Shares") to Breckenridge for revising the terms of the purchase agreement. The additional shares were accounted for as an additional discount of $285,100. The value of the shares on the date issued will be amortized over the modified term as interest expense.

If Breckenridge declares the Company delinquent under the revised payment schedule, Breckenridge is entitled to receive a penalty of five percent of the then-outstanding principal amount of the Debentures, payable in cash or shares released from the Collateral Shares.

In connection with the issuance of the Debentures, the Company entered into a registration rights agreement in which the Company agreed to register the resale of the shares underlying the Debentures, the Collateral Shares, and the Additional Shares. The Company filed a registration statement on Form S-2, which became effective February 14, 2003. The Company is obligated to file such post-effective amendments as necessary to keep the registration statement effective as required by the registration rights agreement.

On March 26, 2003, the Company received a conversion notice from Breckenridge wherein Breckenridge converted a principal amount of $242,933, plus $20,067 of accrued interest under the Debentures. The Company subsequently issued 627,087 shares of the Company's Class A common stock. The current outstanding principal balance due under the Debenture agreement at March 31, 2003 was $607,067.

9. PREFERRED STOCK

The Company's certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company's board of directors may designate.

Series A Convertible Preferred Stock - At March 31, 2003, there were 166,667 shares of Series A convertible preferred stock outstanding. Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock. At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

equaled or exceeded $10 for a 15 day period, the shares of Series A convertible preferred stock are automatically converted into Class A common stock. In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

10.  EQUITY LINES OF CREDIT

Equity Line of Credit - In August 2000, the Company entered into a Private Equity Line Agreement ("Equity Line") with a third party investor ("Equity Line Investor") which gave the Company the right to draw up to $20,000,000 for operations and other purposes. The Initial Investment Amount of $7,500,000 was drawn as part of the 2000 Note described above. The balance remaining under the Equity Line was available to the Company through a mechanism of draws and puts of stock. The Company was entitled to draw funds and to "put" to the Equity Line Investor shares of Class A common stock in lieu of repayment of the draw. The number of shares issued was determined by dividing the dollar amount of the draw by 90 percent of the average of the two lowest closing bid prices of Class A common stock over the seven trading-day period following the date the Company tenders the put notice. The Equity Line Investor funded the amounts requested by the Company within two trading days after the seven trading-day period.

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

For the year ended December 31, 2002, the Company received $3,633,817 in funds drawn under the Equity Line, less commissions and related fees of $84,825, and issued 1,017,323 shares of Class A common stock to the Equity Line investor.

Second Equity Line of Credit - In April 2001, the Company entered into a second private equity line agreement (the "Second Equity Line") with the Equity Line Investor. Under the Second Equity Line, the Company had the right to draw up to $20,000,000 under terms substantially identical to the initial Equity Line.

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

Third Equity Line of Credit - In June 2002, the Company entered into a third equity line agreement (the "Third Equity Line") with the Equity Line Investor. Under the Third Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the initial Equity Line. On June 27, 2002, the Company filed with the SEC a registration statement on Form S-2 to register the resale of up to 5,000,000 shares of the Company's Class A common stock by the Equity Line Investor, which became effective during January 2003. During the third and fourth quarters of 2002, the Equity Line Investor advanced the Company $182,676 against future draws on the Third Equity Line (see Note 7 above). The balance owing on the advance is included in accrued liabilities in the accompanying financial statements at December 31, 2002. As of December 31, 2002, no shares had been issued under the Third Equity Line.

For the quarter ended March 31, 2003, the Company received $2,500,000 in funds drawn under the Equity Line, less commissions and fees of $64,120, and issued 4,006,212 shares of Class A common stock to the Equity Line investor.

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


11.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Reverse Stock Split - On March 24, 2003, the Company's shareholders approved a one-for-forty reverse stock split of its outstanding Class A common stock and common stock options and warrants. The stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

Class A Common Stock - During the three months ended March 31, 2003, 4,006,212 shares of Class A common stock were issued in connection with draws on the equity lines (see Note 10). No shares of Class A common stock were issued as a result of the exercise of stock options or warrants during the same period.

Stock Options - During the three months ended March 31, 2003, the Company granted options to an employee to purchase 1,125 shares of Class A common stock. The options have an exercise price of $1.60 per share, which was the quoted fair market value of the stock on the dates of grant. The options granted vest over the three years following issuance. Options expire within ten years from the date of grant if not exercised. Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $1.60 per share. As of March 31, 2003, the Company had a total of 611,781 options to purchase Class A common shares outstanding.

Warrants - As of March 31, 2003, the Company had warrants to purchase a total of 46,250 shares of Class A common stock outstanding that expire through 2010.

12.  LITIGATION, COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and proceedings arising in the ordinary course of business. Management believes, after consultation with legal counsel, that the ultimate disposition of these matters will not materially impact the consolidated financial position, liquidity or results of operations of the Company.

U.S. Department of Labor Settlement Agreement - On March 5, 2003, the Company entered into a settlement agreement with the U.S. Department of Labor relating to back wages owed to former and current employees during 2002. Under the agreement the Company will pay an aggregate of $4,755,041 to each former and current employees in twenty-four installment payments. The first installment payment was due May 1, 2003. The remaining payments are due on the first day of each month, until paid in full, If any of the installment payments are more than fifteen days late, the entire balance may become due and payable.

The Company did not have sufficient cash to pay the first installment payment due May 1, 2003. The Company is presently negotiating with the Department of Labor to extend the commencement date for installment payments to August 2003. The Company presently anticipates that it will have sufficient cash resources to commence installment payments in August 2003. There can be no assurance that the Department of Labor will agree to extend the installment payment commencement date.

Employees may elect to receive a portion of their wages in registered shares of the Company's Class A common stock. However, the amount that represents minimum wage and overtime, if any, as defined in the Fair Labor Standards Act of 1938, may not be paid with the Company's Class A common stock.

13. SUBSEQUENT EVENTS

Fourth Equity Line of Credit - On May 12, 2003, the Company entered into a fourth private equity line agreement (the "Fourth Equity Line Agreement") with the Equity Line Investor, on terms substantially similar to those of the Third Equity Line. Under the Fourth Equity Line Agreement, the Company has the right to draw up to $20,000,000 against an equity line of credit (the "Fourth Equity Line") from the Equity Line Investor. The Company is entitled under the Fourth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of the Company's Class A common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of the Company's Class A common stock over the twenty trading days after the put notice is tendered. The Equity Line Investor is required under the Fourth Equity Line Agreement to tender the funds requested by us within two trading days after the twenty-trading-day period used to determine the market price. The Company plans to file with the SEC a registration statement on Form S-2 to register the resale of up to 50,000,000 shares of the Company's Class A

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

common stock by the Equity Line Investor.

The Company anticipates that upon the effectiveness of this registration statement, it will terminate the Third Equity Line and cease further draws or issuances of shares in connection with the Third Equity Line. Upon the effectiveness of this registration statement and following our termination of the Third Equity Line, the only active equity line of credit will be the Fourth Equity Line.

Third Equity Line of Credit - Subsequent to March 31, 2003 and through May 12, 2003, the Company received $125,000 in funds drawn under the Third Equity Line and issued 993,788 shares of Class A common stock to the Equity Line investor.

Series D Debentures - On May 9 2003, the Company received a conversion notice from Breckenridge wherein Breckenridge converted a principal amount of $160,146, plus $9,854 of accrued interest under the Debentures. The Company subsequently issued 1,481,482 shares of the Company's Class A common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. Actual results could differ materially from the results the Company anticipates and which are discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

To date, we have earned only limited revenue from operations and intend to continue to rely primarily on financing through the sale of our equity and debt securities to satisfy future capital requirements.

Overview

Since inception, we have devoted substantially all of our resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other intelligent devices. Through March 31, 2003, we have incurred significant cumulative losses, and losses are expected to continue until the effects of recent marketing and sales efforts begin to take effect, if ever. We continue to emphasize delivery and sales of our applications and solutions ("Products") while achieving technology upgrades to maintain our perceived competitive advantages. Fonix Products are based on the Company's speech-enabling technologies, which include text-to-speech ("TTS") and neural network-based automated speech recognition ("ASR"). ASR and TTS technologies are sometimes collectively referred to in this report as "Core Technologies."

In our current marketing efforts, we seek to form relationships with third parties who can incorporate our speech- enabling Products into new or existing products. Such relationships may be structured in any of a variety of ways including traditional technology licenses, collaboration or joint marketing agreements, co-development relationships through joint ventures or otherwise, and strategic alliances. The third parties with whom we presently have such relationships and with which we may have similar relationships in the future include developers of application software, operating systems, computers, microprocessor chips, consumer electronics, automobiles, telephony, and other products. We are currently in negotiation with customers and potential customers to enter into additional third- party licensing, collaboration, co-marketing and distribution arrangements.

Our revenues increased from $298,785 for the three months ended March 31, 2002, to $589,670 for the three months ended March 31, 2003. However, we incurred negative cash flows from operating activities of $2,083,964 during the three months ended March 31, 2003. Sales and licensing of Products have not been sufficient to finance ongoing operations. As of March 31, 2003, we had negative working capital of $15,354,478 and an accumulated deficit of $198,276,635. We have drawn all capital available under our initial and second equity lines. A third equity line is in place and $17,500,000 remains available to us under that equity line, and we are presently negotiating the terms of a fourth equity line of credit agreement. Our continued existence is dependent upon several factors, including our success in (1) increasing license, royalty, Product sales, and services revenues, (2) raising sufficient additional equity and debt funding through the use of the fourth equity line or other facilities, and (3) minimizing and reducing operating costs. Until sufficient revenues are generated from operating activities, we expect to continue to fund our operations through the sale of our equity securities, primarily the fourth equity line.

In 2002, we experienced slower development of markets for speech applications than had been anticipated due to several factors. First, the limited resources with which we have been operating (due to the delay in accessing funds from the third equity line) have hampered our ability to aggressively support marketing and sales as originally anticipated. Additionally, time and resources required to develop certain Products have been greater than originally anticipated, and, with limited resources available, we have not been able to expedite such development. Further, the ongoing U.S. economic slowdown has slowed customer acceptance in target markets, especially in the telecommunications sector where previously expected recovery has yet to materialize, and has in fact deteriorated further. The occurrence of these conditions has caused us to (i) reduce our emphasis on consumer applications because of the significant resources required to develop retail markets, (ii) reduce our development and marketing efforts in the computer telephony and server-based markets, and (iii) increase our emphasis and focus on mobile and wireless applications, automotive speech interface solutions, and assistive markets, where management believes we enjoy the greatest technological and market advantage.

We assess unamortized capitalized computer software costs for possible write down based on net realizable value of each related product. Net realizable value is determined based on the estimated future gross revenues from a product reduced by the estimated future cost of completing and disposing of the product, including the cost of performing maintenance and customer support.

In order to assess future gross revenues, we have evaluated the life cycle of our Products and the periods in which we will receive revenues from them. Widespread deployment of speech applications, solutions, and interface products is growing, especially for the Products we develop and market. However, certain speech Products, specifically those which are useful in the telecommunications segment, have been severely impacted by declining market conditions over the past 18 to 24 months. Nevertheless, speech applications and interface solutions useful in devices such as smart-phones, PDAs, cell phones, assistive devices for the sight-impaired, and other mobile and wireless devices are beginning to enjoy user acceptance and market demand. Our experience has indicated that original equipment manufacturers ("OEMs"), value added resellers ("VARs"), software developers, and other users typically integrate a new application or interface product (such as speech) initially into only one or two products. Then, as market and user acceptance of the technology increases, as applications are proven reliable, and as cost of production and delivery decreases on a per-unit basis, the applications typically are expanded into broader product lines. As a result, initial sales volumes in early OEM integration periods are expected to be low, but will grow at a substantial pace in subsequent periods as (i) OEM customers expand product offerings and (ii) the customers of OEMs commit to and release speech applications in their products. We expect growth to continue for four to six years, but expect the rate of growth to slow as the market matures toward the end of that period.

Significant Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United
States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Significant accounting policies and areas where substantial judgements are made by management include:

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

Valuation of Long-lived Assets - The carrying values of our long-lived intangible assets are reviewed for impairment on a quarterly basis or otherwise whenever events or changes in circumstances indicate that they may not be recoverable.

We assess unamortized capitalized software costs for possible write down based on net realizable value of each related product. Net realizable value is determined based on the estimated future gross revenues from a product reduced by the estimated future cost of completing and disposing of the product, including the cost of performing maintenance and customer support. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is written off.

The speech software technology was tested for impairment in December 2001 and December 2002. Due to the down-turn in the software industry and the U.S.
economy, operating losses and cash used in operating activities during the fourth quarter of 2001 were greater than anticipated. Based on that trend, management revised estimated net future cash flows from the speech technology, which resulted in recognition of an impairment loss of $5,832,217 during the fourth quarter of 2001. The impairment loss was charged to cost of revenues. No further impairment was deemed necessary at December 31, 2002 or at March 31, 2003.

During the fourth quarter of 2001, management determined that its handwriting recognition ("HWR") software technology was impaired. Without immediate customer prospects or current license agreements, management has chosen not to provide further funding to develop or market the HWR technology. Accordingly, the unamortized balance of $2,056,295 was recorded in cost of revenues in 2001.

With respect to our other long-lived assets, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of long-lived assets is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

Management does not consider any of our other long-lived assets to be impaired at December 31, 2002 or at March 31, 2003. However, should our marketing and sales plans not materialize in the near term, the realization of our intangible assets could be severely and negatively impacted. The accompanying consolidated financial statements have been prepared based on management's estimates of realizability, which estimates may change due to factors beyond our control. (See "Recently Enacted Accounting Standards" below.)

Revenue Recognition - We recognize revenues in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" and related interpretations. We generate revenues from licensing the rights to its software products to end users and from royalties. We also generate service revenues from the sale of consulting and development services.

Revenues of all types are recognized when acceptance of functionality, rights of return, and price protection are confirmed or can be reasonably estimated, as appropriate. Revenues from development and consulting services are recognized on a completed-contract basis when the services are completed and accepted by the customer. The completed-contract method is used because our contracts are either short-term in duration or we are unable to make reasonably dependable estimates of the costs of the contracts. Revenue for hardware units delivered is recognized when delivery is verified and collection assured.

Revenue for products distributed through wholesale and retail channels and through resellers is recognized upon verification of final sell-through to end users, after consideration of rights of return and price protection. Typically, the right of return on such products has expired when the end user purchases the product from the retail outlet. Once the end user opens the package, it is not returnable unless the medium is defective. Price protection is offered to distributors in the event we reduce the price on any specific product. Such price protection is generally offered for a specific time period in which the distributor must make a claim. Resulting revenue recognized reflects the reduced price. Slotting fees paid by us for favorable placement in retail outlets are recorded as a reduction in gross revenues.

When arrangements to license software products do not require significant production, modification, or customization of software, revenue from licenses and royalties are recognized when persuasive evidence of a licensing arrangement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. Post-contract obligations, if any, generally consist of one year of support including such services as customer calls, bug fixes, and upgrades. Related revenue is recognized over the period covered by the agreement. Revenues from maintenance and support contracts are also recognized over the term of the related contracts.

Revenues applicable to multiple-element fee arrangements are bifurcated among elements such as license agreements and support and upgrade obligations, using vendor-specific objective evidence of fair value. Such evidence consists primarily of pricing of multiple elements as if sold as separate products or arrangements. These elements vary based upon factors such as the type of license, volume of units licensed, and other related factors.

Deferred revenue as of March 31, 2003 and December 31, 2002, consisted of the following:


                                                                                        March 31,             December 31,
Description                                   Criteria for Recognition                     2003                   2002
Deferred unit royalties             Delivery of units to end users or
and licence fees                    expiration of contract                        $              807,368  $            797,737
Deferred customer                   Expiration of period covered by
support                             support agreement                                             41,882                59,111
Total deferred revenue                                                            $              849,250  $            854,248


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

Software technology development and production costs - All costs incurred to establish the technological feasibility of speech software technology to be sold, leased, or otherwise marketed are charged to product development and research expense. Technological feasibility is established when a product design and a working model of the software product have been completed and confirmed by testing. Costs to produce or purchase software technology incurred subsequent to establishing technological feasibility are capitalized. Capitalization of software costs ceases when the product is available for general release to customers. Costs to perform consulting services or development of applications are charged to cost of revenues in the period in which the corresponding revenues are recognized. Cost of maintenance and customer support is charged to expense when related revenue is recognized or when these costs are incurred, whichever occurs first.

Capitalized software technology costs are amortized on a product-by-product basis. Amortization is recognized from the date the product is available for general release to customers as the greater of (a) the ratio that current gross revenue for a product bears to total current and anticipated future gross revenues for that product or (b) the straight- line method over the remaining estimated economic life of the products. Amortization is charged to cost of revenues.

We assess unamortized capitalized software costs for possible write down on a quarterly basis based on net realizable value of each related product. Net realizable value is determined based on the estimated future gross revenues from a product reduced by the estimated future cost of completing and disposing of the product, including the cost of performing maintenance and customer support. The amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset is written off.

Stock-based Compensation Plans - We account for our stock-based compensation issued to employees and directors under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option's exercise price on the measurement date is below the fair value of our common stock, and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of our common stock, and is recognized on the date of award or purchase. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation," requires pro forma information regarding net loss and net loss per common share as if we had accounted for our stock options granted under the fair value method. This pro forma disclosure is presented in Note 1 of the consolidated financial statements.

We account for our stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123 and related interpretations. Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient's performance is complete.

Imputed Interest Expense and Income - Interest is imputed on long-term debt obligations and notes receivable where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics (see Notes 5 and 7 to the condensed consolidated financial statements).

Recently Enacted Accounting Standards - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest, or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a VIEs that it acquired before February 1, 2003.

Results of Operations

Three months ended March 31,  2003,  compared  with three months ended March 31,
2002

During the three months ended March 31, 2003, we recorded revenues of $589,670, reflecting an increase of $290,885 over the same period in the previous year. The majority of the increase is attributable to $205,232 in revenues generated from licensing and $87,000 generated from non-recurring engineering contracts completed during the first quarter of 2003.

Cost of revenues were $80,217 for the three months ended March 31, 2003, an increase of $36,113 over the same period in the previous year. Amortization of capitalized software costs and hardware sales represent the largest portions of the increase during the first quarter of 2003.

Selling, general and administrative expenses for the three months ended March 31, 2003, were $2,250,698, a decrease of $978,705. The decrease includes decreases of $295,380 compensation-related expenses due to reductions in personnel, $121,935 in legal and accounting expenses, $229,802 in other operating expenses primarily related to insurance for directors and officers, $149,102 in promotion and advertising expenses and $177,001 in travel related expenses.

Product development and research expenses were $1,675,113 and $2,126,151 for the three months ended March 31, 2003 and 2002, respectively. The decrease of $451,038 resulted primarily from decreased compensation-related expenses of $347,779 and consulting and outside service-related expenses of $178,005 related to product application and development activities.

Liquidity and Capital Resources

We must raise additional funds to be able to satisfy our cash requirements during the next 12 months. Research and development, corporate operations and marketing expenses will continue to require additional capital. Because we presently have only limited revenue from operations, we intend to continue to rely primarily on financing through the sale of our equity and debt securities to satisfy future capital requirements until such time as we are able to enter into additional third-party licensing, collaboration or co-marketing arrangements such that it will be able to finance ongoing operations from license, royalty and services revenues. There can be no assurance that we will be able to enter into such agreements. Furthermore, the issuance of equity or debt securities which are or may become convertible into our equity securities in connection with such financing could result in substantial additional dilution to the our stockholders. At March 31, 2003, we had $17,500,000 available to draw under the third equity line of credit, and we are presently negotiating the terms of a fourth equity line of credit agreement.

Net cash used in operating activities of $2,083,964 for the three months ended March 31, 2003, resulted principally from the net loss incurred of $4,269,715 offset by increases in accrued payroll of $982,129, non-cash expenses pertaining to depreciation, amortization and accretion of $832,176, accounts payable of $342,097, and equity in net loss of affiliate of $69,896. Net cash provided by investing activities of $400,740 for the three months ended March 31, 2003, consisted primarily of collections under a convertible note payable of $402,765. Net cash used in operating activities was offset by net cash provided by financing activities of $1,679,777 consisting primarily of the receipt of $2,440,001 in cash related to the sale of shares of Class A common stock offset, in part, by $650,000 in payments on Series D Debentures.

We had negative working capital of $15,354,478 at March 31, 2003, compared to negative working capital of $14,428,750 at December 31, 2002. Current assets decreased by $513,238 to $177,606 from December 31, 2002, to March 31, 2003. Current liabilities increased by $500,474 to $15,620,068 during the same period. The change in working capital from December 31, 2002, to March 31, 2003, was primarily attributable to the collection of the convertible note receivable and the increase in accrued payroll. Total assets were $5,766,441 at March 31, 2003, compared to $6,523,480 at December 31, 2002.

Convertible Note Receivable and Line of Credit

On December 1, 2001, we, as the lender, established a revolving line of credit and received a convertible promissory note from Unveil Technologies, Inc. ("Unveil"), that permitted Unveil to draw up to $2,000,000 for operations and other purposes. Unveil is a developer of natural language understanding solutions for customer resource management ("CRM") applications. We desired to obtain a license to Unveil's CRM applications when completed and made the loan to Unveil to facilitate and expedite the development and commercialization of Unveil's speech- enabled CRM software. Draws on the line of credit bear interest at an annual rate of seven percent, which interest was payable quarterly beginning June 30, 2002.

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

During the first quarter of 2003, we entered into an agreement to terminate the revolving line of credit and satisfy the convertible promissory note with Unveil. In full payment of the balance of $1,450,000 due under the note, the Company received a payment of $410,000 and 1,863,636 shares of Unveil's Series A Preferred Stock (the "Unveil Preferred Stock"). Accordingly, we adjusted the estimated impairment, recorded in the third quarter of 2002, such that the carrying amount of the note receivable was equal to the amount received in January 2003. We did not allocate value to the Unveil Preferred Stock due to Unveil's overall financial condition.

Investment in Affiliate

In February 2001, we entered into a collaboration agreement with Audium Corporation ("Audium") to provide an integrated platform for generating Voice XML solutions for Internet and telephony systems. Audium is a mobile application service provider that builds and operates mobile applications that allow access to Internet information and to complete online transactions using any telephone. The collaboration includes integration of our technologies with Audium's mobile applications development capability.

Note Receivable - In connection with the collaboration agreement with Audium, in February and May 2001, we advanced an aggregate of $400,000 to Audium as a bridge loan under a note (the "Audium Note"). The Audium Note bears interest at a rate of 5 percent per year, has a term of four years and is convertible into shares of Audium Series A Convertible Preferred Stock ("Audium Preferred Stock"). The Audium Note is convertible into shares of Audium Preferred Stock at a price of $1.46 per share in the event of (i) Audium's raising an additional $2,000,000 prior to October 6, 2002, (ii) Audium's merger or consolidation,
(iii) a qualified public offering of Audium's common stock, (iv) an event of default under a note payable from Fonix (see Fonix Note below), or (v) Audium's aggregate gross revenues for the months of January through June 2003 exceeding $1,000,000. The Audium Note is secured by Audium's intellectual property. Further, at the closing, Audium granted to us a fully paid, worldwide, non-exclusive license to Audium's software to make, manufacture, and use the software and any derivative works if Audium declares bankruptcy or ceases to do business.

Management determined that a 12 percent annual interest rate better reflects the risk characteristics of the Audium Note. Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $302,909. We are currently discussing the possibility of converting the remaining balance due under the Audium Note for additional shares of Audium's Common Stock.

Investment in Affiliate - In April 2001, we closed a stock purchase agreement with Audium, wherein we agreed to purchase up to $2,800,000 of Audium Preferred Stock at a price of $1.46 per share. At closing, we paid $200,000 in cash and gave Audium a non-interest bearing note (the "Fonix Note") for the remaining $2,600,000. Interest on the Fonix Note was imputed at 12 percent resulting in a present value of $2,370,348. The resulting purchase price of the Audium Preferred Stock was $2,570,348.

Each share of Audium Preferred Stock is convertible into one share of Audium's common stock. Holders of Audium Preferred Stock are entitled to eight percent cumulative dividends, a liquidation preference in excess of the original purchase price plus any declared but unpaid dividends, anti-dilution rights, and voting rights equal to the corresponding number of common shares into which it is convertible. The stock purchase agreement also entitles Fonix to elect one member of Audium's board of directors. Audium also granted to us certain registration rights after the closing of a public offering by Audium.

At closing, Audium issued 14 Audium Preferred Stock certificates to us, each certificate for 136,986 shares, and delivered one certificate in exchange for the initial payment of $200,000. The remaining certificates are held by Audium as collateral for the Fonix Note under the terms of a security agreement. For each payment of $200,000 or multiple payments that aggregate $200,000, Audium will release to us one certificate for 136,986 shares of Audium Preferred Stock.

The difference between the total purchase price of the Audium Preferred Stock and our portion of Audium's net stockholders' deficit at the time of the purchase was $2,700,727, which was allocated to capitalized software technology. The excess purchase price allocated to the capitalized software technology was amortized on a straight- line basis over a period of eight years through December 31, 2001. After the impairment in the investment in Audium discussed below, the remaining excess purchase price was $1,008,002 and is being amortized over the remaining portion of the 8-year period.

The investment in Audium does not provide us with rights to any technology developed by Audium; we must obtain a license should we choose to do so. Also, we would not own an interest sufficient to control Audium if we were to convert the Audium Note to Audium Preferred Stock. As a result, management has determined that it is appropriate to account for the investment, which represents 26.7 percent of Audium's voting stock at March 31, 2003, under the equity method and not as a research and development arrangement.

Accordingly, for the three months ended March 31, 2003, the Company recognized a loss of $111,722, consisting of $69,896 to reflect our share of Audium's net loss for the three months ended March 31, 2003, and $41,826 for the amortization of the difference between the purchase price of the Audium Preferred Stock and our portion of Audium's net stockholders' deficit that is amortized on a straight-line basis over a period of eight years.

The fair value of this investment is determined based on Audium's estimated future net cash flows considering the status of Audium's product development. We evaluate this investment for impairment annually and more frequently if indications of decline in value exist. An impairment loss that is other than temporary is recognized during the period it is determined to exist. An impairment is determined to be other-than-temporary if estimated future net cash flows are less than the carrying value of the investment. If projections indicate that the carrying value of the investment will not be recoverable, the carrying value is reduced by the estimated excess of the carrying value over the estimated discounted cash flows. There is a reasonable possibility that in the near future estimated future cash flows from the investment in Audium could change and that the effect of the change could be material to our financial position or results of operation.

At December 31, 2001, we assessed the realizability of the investment in Audium and we wrote down the investment by $823,275. The write-down was a result of a decrease in the estimated cash flows expected to be realized from the investment due to overall decline in the economy and the potential impact on related markets for Audium's products. As of March 31, 2003, no further write-down was deemed necessary based on the estimated future cash flows of the investment.

Note Payable to Affiliate - The Fonix Note is payable in 13 monthly installments of $200,000 beginning on June 1, 2001, and bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. Through March 31, 2003, payments amounting to $1,800,000 had been made under the Fonix note. At March 31, 2003, we had an outstanding balance of $1,000,000 due under the Fonix note. We are currently discussing with Audium the possibility that we return 684,930 shares of Audium's Preferred Stock in exchange for Audium's release of us under the Fonix note. Audium has not declared us to be in default under the terms of the Fonix Note.

Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent, and we recorded a present value of $2,370,348 for the Fonix Note.


Note Payable

On December 14, 2001, we entered into an Asset Purchase Agreement with Force Computers, Inc. ("Force"). As part of the consideration for the purchase price, we issued a non-interest bearing promissory note on December 14, 2001 in the amount of $1,280,000. Installment payments under the note were due over the 12 month period following the date of purchase. Management determined that a seven percent annual interest rate reflects the risk characteristics of this promissory note. Accordingly, interest has been imputed at seven percent and we recorded a discount of $40,245 for the note payable. We recorded interest expense of $4,098 from the purchase date through December 31, 2001, $37,854 for the year ended December 31, 2002.

As collateral for the promissory note, 175,000 shares of our Class A common stock were placed into escrow. Under the terms of the escrow, the shares will not be released to Force unless we are delinquent or late with respect to any payment under the note. Also, under the terms of the Asset Purchase Agreement, we are required to deposit all receipts from customers acquired in this transaction into a joint depository account. We have the right to withdraw such funds; however, in the event of default on any payments to Force under the terms of the promissory note, Force has the right to withdraw funds from the depository account until the deficiency in payment is covered, at which time, we may again have use of the funds. Through December 31, 2002, payments required under the note have been made, except the final payment of $250,000, which remained outstanding at December 31, 2002. During the first quarter of 2003, additional payments amounting to $115,000 were made. Effective March 13, 2003, Force exercised its right to withdraw all funds deposited in the joint account, as described above, until Force receives the remaining balance due under the promissory note. During the first quarter of 2003, Force has drawn $980 from the joint bank account leaving an outstanding balance of $134,020 at March 31, 2003.

Equity Lines of Credit

Equity Line of Credit - In August 2000, as entered into a Private Equity Line Agreement ("Equity Line") with a third party investor ("Equity Line Investor") which gave us the right to draw up to $20,000,000 for operations and other purposes. The Initial Investment Amount of $7,500,000 was drawn as part of the 2000 Note described above. The balance remaining under the Equity Line was available to us through a mechanism of draws and puts of stock. We were entitled to draw funds and to "put" to the Equity Line Investor shares of Class A common stock in lieu of repayment of the draw. The number of shares issued is determined by dividing the dollar amount of the draw by 90 percent of the average of the two lowest closing bid prices of Class A common stock over the seven trading-day period following the date the Company tenders the put notice. The Equity Line Investor funded the amounts requested by the us within two trading days after the seven trading-day period.

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

For the year ended December 31, 2002, the Company received $3,633,817 in funds drawn under the Equity Line, less commissions and related fees of $84,825, and issued 1,017,323 shares of Class A common stock to the Equity Line investor.

Second Equity Line of Credit - In April 2001, we entered into a second private equity line agreement (the "Second Equity Line") with the Equity Line Investor. Under the Second Equity Line, we had the right to draw up to $20,000,000 under terms substantially identical to the initial Equity Line.

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

Third Equity Line of Credit - In June 2002, we entered into a third equity line agreement (the "Third Equity Line") with the Equity Line Investor. Under the Third Equity Line, we have the right to draw up to $20,000,000 under terms substantially identical to the initial Equity Line. On June 27, 2002, we filed with the SEC a registration statement on Form S-2 to register the resale of up to 5,000,000 shares of our Class A common stock by the Equity Line Investor, which became effective during January 2003. During the third and fourth quarters of 2002, the Equity Line Investor advanced to us $182,676 against future draws on the Third Equity Line (see Note 10 to the condensed consolidated financial statements). The balance owing on the advance is included in accrued liabilities in the accompanying financial statements at December 31, 2002. As of December 31, 2002, no shares had been issued under the Third Equity Line.

For the quarter ended March 31, 2003, we received $2,500,000 in funds drawn under the Equity Line, less commissions and fees of $64,120, and issued 4,006,212 shares of Class A common stock to the Equity Line investor.

Fourth Equity Line of Credit - On May 12, 2003, we entered into a fourth private equity line agreement (the "Fourth Equity Line Agreement") with the Equity Line Investor, on terms substantially similar to those of the Third Equity Line. Under the Fourth Equity Line Agreement, we have the right to draw up to $20,000,000 against an equity line of credit (the "Fourth Equity Line") from the Equity Line Investor. We are entitled under the Fourth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of our Class A common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of our Class A common stock over the twenty trading days after the put notice is tendered. The Equity Line Investor is required under the Fourth Equity Line Agreement to tender the funds requested by us within two trading days after the twenty-trading-day period used to determine the market price. We plan to file with the SEC a registration statement on Form S-2 to register the resale of up to 50,000,000 shares of our Class A common stock by the Equity Line Investor.

We anticipate that upon the effectiveness of this registration statement, it will terminate the Third Equity Line and cease further draws or issuances of shares in connection with the Third Equity Line. Upon the effectiveness of this registration statement and following our termination of the Third Equity Line, the only active equity line of credit will be the Fourth Equity Line.

Stock Options and Warrants

Reverse Stock Split - On March 24, 2003, our shareholders approved a one-for-forty reverse stock split to our outstanding Class A common stock and common stock options and warrants. The stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

Class A Common Stock - During the three months ended March 31, 2003, 4,006,212 shares of Class A common stock were issued in connection with draws on the equity lines (see Note 10 to the condensed consolidated financial statements ). No shares of Class A common stock were issued as a result of the exercise of stock options or warrants during the same period.

Stock Options - During the three months ended March 31, 2003, we granted options to an employee to purchase 1,125 shares of Class A common stock. The options have an exercise price of $1.60 per share, which was the quoted fair market value of the stock on the dates of grant. The options granted vest over the three years following issuance. Options expire within ten years from the date of grant if not exercised. Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $1.60 per share. As of March 31, 2003, we had a total of 611,781 options to purchase Class A common shares outstanding..

Warrants - As of March 31, 2003, we had warrants to purchase a total of 46,250 shares of Class A common stock outstanding that expire through 2010.

Other

We presently have no plans to purchase new research and development or office facilities.

                                     Outlook

Corporate Mission Statement and Objectives

"Empowering people with conversational speech solutions for systems and devices" is our Mission Statement. Our objectives include:

          o Delivering real speech solutions for human interaction with multiple devices based on our Core Technologies.

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

Most speech recognition products offered by other companies are based on technologies that are largely in the public domain and represent nothing particularly "new" or creative. The Fonix speech Products and Core Technologies are based on proprietary technology that is protected by various patents and trade secrets. Management believes our speech-enabled Products provide a superior competitive advantage compared to other technologies available in the marketplace. In addition, we believe our market focus on speech-enabled Products will be a substantial differentiator. To accomplish this objective, we intend to proceed as follows:

     Substantially Increase Marketing and Sales Activities. We intend to expand our sales through partners, OEMs, VARs, direct sales, and existing sales channels, both domestically and internationally, who will focus on the wireless and mobile devices, telephony and server phone solutions, assistive and language learning devices, automotive integrated multi-media systems, and end-to-end or distributive speech systems. To address global opportunities, we will continue to develop and expand its sales and marketing teams in Asia, Europe, and the

    United States.

     Expand Strategic Relationships. We have a number of strategic collaboration and marketing arrangements with developers and VARs. We intend to expand such relationships and add additional similar relationships, specifically in the wireless and mobile devices, assistive and language learning devices, automotive systems, and end-to-end solutions. Further, when we are able to identify "first mover" speech-enabling applications in which it can integrate our Products and Core Technologies, we intend to investigate investment opportunities so we can obtain preferred or priority collaboration rights.

     Continue to Develop Standard Speech Solutions Based on the Core Technologies. We plan to continue to invest resources in the development and acquisition of standard speech solutions and enhancements to the Core Technologies of speech-enabling technologies, developer tools, and development frameworks to maintain our competitive advantages.

As we proceed to implement our strategy and to reach our objectives, we anticipate further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments. Our strategy has significant risks, and shareholders and others interested in Fonix and our Class A common stock should carefully consider the risks set forth under the heading "Certain Significant Risk Factors" in the Company's 2002 Annual Report on Form 10-K, Item 1, Part I.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

To date, all of our revenues have been denominated in United States dollars and received primarily from customers in the United States. Our exposure to foreign currency exchange rate changes has been insignificant. We expect, however, that future product license and services revenue may also be derived from international markets and may be denominated in the currency of the applicable market. As a result, operating results may become subject to significant fluctuations based upon changes in the exchange rate of certain currencies in relation to the U.S. dollar. Furthermore, to the extent that we engage in international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Although we will continue to monitor our exposure to currency fluctuations, we cannot assure that exchange rate fluctuations will not adversely affect financial results in the future.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are involved in various claims and proceedings arising in the ordinary course of business. Management believes, after consultation with legal counsel, that the ultimate disposition of these matters will not materially impact our consolidated financial position, liquidity, or results of operations.

Item 2.  Changes in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

March 2003 Special Meeting of Shareholders

The share totals listed in this discussion are given in pre-reverse stock split numbers.

On March 24, 2003, we held a Special Meeting of Shareholders in Salt Lake City, Utah. The record date for the meeting was February 7, 2003, on which date there were 636,614,693 shares of the Company's Class A common stock issued, of which 80,830,000 shares were held as collateral under escrow agreements and were not entitled to vote.

The first matter voted upon at the special meeting was the approval of the Board of Directors' selection of Hansen, Barnett & Maxwell as the Company's independent public accountants for the fiscal year ending December 31, 2002. The results of the voting were 453,747,161 shares in favor, 7,400,444 shares against, and 6,102,196 shares withheld or abstaining.

The second matter voted upon at the special meeting was to consider and act upon a proposed amendment to the Company's certificate of incorporation to effect a reverse stock split of the Company's Class A common stock at a ratio of one share for forty shares. The results of the voting were 415,418,995 shares in favor, 49,607,889 shares against, and 2,222,917 shares withheld or abstaining.

The 1 share for 40 shares reverse stock split took effect April 4, 2003.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits:  The following Exhibits are filed with this Form 10-Q pursuant to
     Item 601(a) of Regulation S-K:

    Exhibit No.      Description of Exhibit


     99.1 Certification of President and Chief Financial Officer

     99.2 Certification  of President and Chief  Financial  Officer  Pursuant to
          Section 906 of the Sarbanes- Oxley Act of 2002.


b. Reports filed on Form 8-K during the three-month period ended March 31, 2003:

     8-K filed on March 24, 2003, regarding results of special meeting of shareholders held March 24, 2003.

     8-K filed April 4, 2003, regarding effectiveness and terms of reverse stock split.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Fonix Corporation



Date: May 13, 2003                 /s/ Roger D. Dudley
                                   Roger D. Dudley, Executive Vice President,
                                   Chief Financial Officer
                                   (Principal financial officer)