Form 10-Q
period 2003-06-30
FONIX CORP
filed 2003-08-19
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                                              FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

[ ]  Transition  Report  pursuant  to Section  13 or 15(d) of the  Securities
     Exchange Act of 1934 for the transition period from           to          .
                                                         ---------   ----------

                         Commission file number 0-23862

                                Fonix Corporation
             (Exact name of registrant as specified in its charter)

      Delaware                                          22-2994719
(State of Incorporation)                   (I.R.S. Employer Identification No.)
7
                         180 W. Election Road, Suite 200
                                Draper, UT 84020
          (Address of principal executive offices, including zip code)

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

           As of August 14, 2003, 24,845,471 shares of Class A voting common stock, par value $0.0001 per share, were issued and outstanding.

                                FONIX CORPORATION
                                    FORM 10-Q


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                     Page

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - As of June 30, 2003 and December 31, 2002            2

           Condensed Consolidated Statements of Operations and Comprehensive Loss for the
               Three Months and Six Months Ended June 30, 2003 and 2002                                 3

           Condensed Consolidated Statements of Cash Flows for the Three Months and Six Months
               Ended March 31, 2003 and 2002                                                            4

           Notes to Condensed Consolidated Financial Statements                                         6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations       19

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                     30

Item 4.  Evaluation of Disclosure Controls and Procedures                                              30


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                           31

Item 2.    Changes in Securities                                                                       31

Item 3.    Defaults Upon Senior Securities                                                             31

Item 4.    Submission of Matters to a Vote of Security Holders                                         31

Item 6.    Exhibits and Reports on Form 8-K                                                            31

                                Fonix Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                                     June 30        December 31,
ASSETS                                                                                                2003              2002
------                                                                                           ----------------  ---------------

Current assets:
      Cash and cash equivalents                                                                  $           772   $       23,739
      Accounts receivable                                                                                      -           26,974
      Convertible note receivable                                                                              -          402,765
      Inventory                                                                                           32,338           51,937
      Prepaid expenses and other current assets                                                          170,258          185,429
                                                                                                 ----------------  ---------------

           Total current assets                                                                          203,368          690,844

Property and equipment, net of accumulated depreciation of $1,842,404 and
        $1,671,809, respectively                                                                         440,248          625,448

Investment in and note receivable from affiliate, net of unamortized discount of $0
        and $58,548, respectively                                                                      1,078,369        1,259,320

Intangible assets, net of accumulated amortization of $0 and $299,457, respectively                            -        1,191,585

Goodwill, net of accumulated amortization of $2,295,598                                                2,631,304        2,631,304

Other assets                                                                                              48,224          124,979
                                                                                                 ----------------  ---------------

           Total assets                                                                          $     4,401,513   $    6,523,480
                                                                                                 ================  ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Series D Debentures, net of unamortized discount of $0 and $582,630, respectively          $       443,154   $      917,370
      Note payable to affiliate                                                                        1,000,000        1,000,000
      Note payable                                                                                             -          250,000
      Notes payable - related parties                                                                    493,175          493,175
      Current portion of notes payable other                                                             101,434           75,000
      Accrued payroll and other compensation                                                           7,599,653        5,265,809
      Accounts payable                                                                                 3,987,982        3,083,425
      Accrued liabilities                                                                              1,513,967        1,737,267
      Accrued liabilities - related parties                                                            1,443,300        1,443,300
      Bank overdraft                                                                                     142,047                -
      Deferred revenues                                                                                  765,826          854,248
                                                                                                 ----------------  ---------------

           Total current liabilities                                                                  17,490,538       15,119,594
                                                                                                 ----------------  ---------------

Long-term portion of notes payable, net of current portion                                                83,213                -
Long-term borrowings                                                                                       8,827            3,312
                                                                                                 ----------------  ---------------

           Total long-term liabilities                                                                    92,040            3,312

           Total liabilities                                                                          17,582,578       15,122,906
                                                                                                 ----------------  ---------------

Commitments and contingencies (Notes 1, 3, 4, 5, 6, 7, 8, 9 and 12)

Stockholders' deficit:
      Preferred stock, $0.0001 par value; 50,000,000 shares authorized; Series
           A, convertible; 166,667 shares outstanding
               (aggregate liquidation preference of $6,055,012)                                          500,000          500,000
      Common stock, $0.0001 par value; 800,000,000 shares authorized;
           Class A voting, 19,652,488 and 12,306,333 shares outstanding, respectively                      1,965            1,230
           Class B non-voting, none outstanding                                                                -                -
      Additional paid-in capital                                                                     186,822,925      183,514,560
      Outstanding warrants to purchase Class A common stock                                            1,334,000        1,360,000
      Cumulative foreign currency translation adjustment                                                  23,217           31,704
      Accumulated deficit                                                                           (201,863,172)    (194,006,920)
                                                                                                 ----------------  ---------------

           Total stockholders' deficit                                                               (13,181,065)      (8,599,426)
                                                                                                 ----------------  ---------------

           Total liabilities and stockholders' deficit                                           $     4,401,513   $    6,523,480
                                                                                                 ================  ===============


     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                 Three Months Ended              Six Months Ended
                                                                     June 30,                        June 30,
                                                           -----------------------------   -----------------------------
                                                               2003            2002            2003            2002
                                                           -------------   -------------   -------------   -------------


Revenues                                                   $    631,733    $    679,197    $  1,221,403    $    977,981
Impairment loss on capitalized software technology             (821,986)              -        (821,986)              -
Cost of revenues                                               (102,691)       (166,424)       (182,908)       (210,528)
                                                           -------------   -------------   -------------   -------------

     Gross (loss) profit                                       (292,944)        512,773         216,509         767,453
                                                           -------------   -------------   -------------   -------------

Expenses:
     Selling, general and administrative                      1,518,536       3,391,649       3,769,234       6,623,467
     Impairment loss on intangible assets                       302,100               -         302,100               -
     Product development and research                         1,083,770       2,590,988       2,758,883       4,714,724
                                                           -------------   -------------   -------------   -------------

        Total expenses                                        2,904,406       5,982,637       6,830,217      11,338,191
                                                           -------------   -------------   -------------   -------------

Loss from operations                                         (3,197,350)     (5,469,864)     (6,613,708)    (10,570,738)
                                                           -------------   -------------   -------------   -------------

Other income (expense):
     Interest income                                             10,045          68,386          10,045          96,321
     Interest expense                                          (322,227)        (47,759)     (1,063,862)       (105,508)
                                                           -------------   -------------   -------------   -------------

        Total other income (expense), net                      (312,182)         20,627      (1,053,817)         (9,187)
                                                           -------------   -------------   -------------   -------------

Loss from operations before equity in net
        loss of affiliate                                    (3,509,532)     (5,449,237)     (7,667,525)    (10,579,925)

Equity in net loss of affiliate                                 (77,005)        (89,177)       (188,727)       (203,129)
                                                           -------------   -------------   -------------   -------------

Net loss                                                     (3,586,537)     (5,538,414)     (7,856,252)    (10,783,054)

Other comprehensive income (loss) -
        foreign currency translation                            (26,832)        (27,365)         (8,487)        (28,237)
                                                           -------------   -------------   -------------   -------------

Comprehensive loss                                         $ (3,613,369)   $ (5,565,779)   $ (7,864,739)   $ (10,811,291)
                                                           =============   =============   =============   =============


Basic and diluted net loss per common share                $      (0.19)   $      (0.47)   $      (0.48)   $      (1.00)
                                                           =============   =============   =============   =============


     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 31,
                                                                                     -------------------------------
                                                                                         2003             2002
                                                                                     --------------  ---------------
Cash flows from operating activities:
      Net loss                                                                       $  (7,856,252)  $  (10,783,054)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
         Non-cash compensation expense related to issuance of stock options                      -                -
         Additional compensation expense related to issue of stock options
                and common stock                                                                 -           11,944
         Accretion of discount on note receivable from affiliate                            (7,776)          (9,036)
         Accretion of discount on note payable to affiliate                                      -           34,193
         Accretion of discount on note payable                                                   -           28,143
         Amortization of investment in affiliate                                            83,652                -
         Accretion of discount on Series D Debentures                                      867,730                -
         Impairment loss on intangible assets                                            1,124,085                -
         Depreciation and amortization                                                     252,700          257,973
         Equity in net loss of affiliate                                                   105,075          203,129
         Foreign exchange (gain)/loss                                                      (12,086)         (26,199)
         Changes in assets and liabilities:
           Accounts receivable                                                              26,974          (38,422)
           Interest and other receivables                                                   (2,181)               -
           Inventory                                                                        19,599            9,074
           Prepaid expenses and other current assets                                        17,352          (97,727)
           Other assets                                                                     76,755         (236,147)
           Accounts payable                                                              1,018,325          578,584
           Accrued payroll and other compensation                                        2,333,844                -
           Accrued liabilities                                                            (193,547)       1,683,440
           Accrued liabilities - related party                                                   -           (8,333)
           Deferred revenues                                                               (88,422)          84,943
           Bank overdraft                                                                  142,047                -
                                                                                     --------------  ---------------

         Net cash used in operating activities                                          (2,092,126)      (8,307,495)
                                                                                     --------------  ---------------

Cash flows from investing activities:
      Repayment of notes receivable                                                        402,765                -
      Issuance of notes receivable                                                               -         (805,000)
      Purchase of property and equipment                                                         -          (90,880)
      Proceeds from sale of Healthcare Solutions Group                                           -                -
                                                                                     --------------  ---------------

         Net cash provided by (used in) investing activities                               402,765         (895,880)
                                                                                     --------------  ---------------

Cash flows from financing activities:
      Proceeds from sale of Class A common stock, net                                    2,565,000       10,122,346
      Proceeds of note payable to related parties                                                -          358,308
      Receipt of common stock subscription receivable                                            -                -
      Payments on note payable to affiliate                                                      -         (550,000)
      Proceeds from long-term debt                                                           5,515                -
      Payments on Series D Debentures                                                     (650,000)               -
      Payments on note payable                                                            (250,000)        (870,000)
      Payments on other note payable                                                        (4,121)               -
      Principal payments on capital lease obligation                                             -          (19,767)
                                                                                     --------------  ---------------

         Net cash provided by financing activities                                       1,666,394        9,040,887
                                                                                     --------------  ---------------

Net (decrease) increase in cash and cash equivalents                                       (22,967)        (162,488)

Cash and cash equivalents at beginning of period                                            23,739          201,401
                                                                                     --------------  ---------------

Cash and cash equivalents at end of period                                           $         772   $       38,913
                                                                                     ==============  ===============




     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)




                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                       -----------------------------
Supplemental disclosure of cash flow information:                                          2003           2002
                                                                                       -------------- --------------

      Cash paid during the period for interest                                         $           -  $      79,547

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the Six Months Ended June 30, 2003:

        Issued 2,108,569 shares of Class A common stock in conversion of $406,846 of Series D Debentures principal and $26,154 of related accrued interest

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

Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-K.

Business Conditions - The Company's revenues decreased from $679,197 for the three months ended June 30, 2002, to $631,733 for the three months ended June 30, 2003, and increased from $977,981 for the six months ended June 30, 2002, to $1,221,403 for the six months ended June 30, 2003. However, the Company has incurred significant losses since inception, including a net loss of $7,856,252 for the six months ended June 30, 2003. The Company incurred negative cash flows from operating activities of $2,092,126 during the six months ended June 30, 2003. As of June 30, 2003, the Company had an accumulated deficit of $201,863,172, negative working capital of $17,287,170, accrued employee wages of $7,599,653, and accounts payable over 60 days past due of $3,456,889. Sales of products and revenue from licenses based on the Company's technologies have not been sufficient to finance ongoing operations, although the Company has limited capital available under its equity line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors, including the Company's success in (1) increasing license, royalty and services revenues,
(2) raising sufficient additional funding, and (3) minimizing operating costs. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2003 and 2002, there were outstanding common stock equivalents to purchase 897,732 and 804,740 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months and six months ended June 30, 2003 and 2002:


                                                                             Three months ended June 30,
                                                                      2003                                 2002
                                                             ---------------------------------   ------------------------------
                                                                                 Per Share                          Per Share
                                                                Amount             Amount             Amount         Amount
Net loss attributable to common stockholders                 $  (3,586,537)       $ (0.19)       $    (5,538,414)    $ (0.47)
                                                             ==============       ========       ===============     ========
Weighted average common shares outstanding                      18,588,478                            11,798,470
                                                             ==============                      ===============



                                                                              Six months ended June 30,
                                                                      2003                                 2002
                                                             ---------------------------------   ------------------------------
                                                                                 Per Share                          Per Share
                                                                Amount             Amount             Amount         Amount

Net loss attributable to common stockholders                 $  (7,586,252)       $ (0.47)       $   (10,783,054)    $ (1.00)
                                                             =============        ========       ===============     ========
Weighted average common shares outstanding                      16,507,323                            10,786,090
                                                             =============                       ===============

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

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

from the sale of consulting and development services.

Revenues of all types are recognized when contingencies such as conditions of acceptance of functionality, rights of return, and price protection are confirmed or can be reasonably estimated, as appropriate. Revenues from development and consulting services are recognized on a completed-contract basis when the services are completed and accepted by the customer. The completed-contract method is used because the contracts are either short-term in duration or the Company is unable to make reasonably dependable estimates of the costs of the contracts. Revenue for hardware units delivered is recognized when delivery is verified and collection assured.

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

Deferred revenue at June 30, 2003, and December 31, 2002, consisted of the following:


                                                                                         June 30,             December 31,
Description                                   Criteria for Recognition                     2003                   2002
-----------                         ----------------------------------            ----------------------  --------------------
Deferred unit royalties             Delivery of units to end users or
and licence fees                    expiration of contract                        $             720,737   $            794,737
Deferred customer                   Expiration of period covered by
support                             support agreement                                            45,089                 59,511
                                                                                  ----------------------  --------------------
Total deferred revenue                                                            $             765,826   $            854,248
                                                                                  ======================  ====================

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

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

At June 30, 2003, the Company has stock-based employee compensation plans. The Company accounts for the plans under the recognition method and measurement principles of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the related Interpretations. Had compensation expense for these options been determined in accordance with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss per common share would have been increased to the pro forma amounts indicated below:

                                                                 Three Months Ended
                                                              June 30,           June 30,
                                                              2003               2002
                                                        ------------------ ------------------
      Net loss:
               As reported                              $      (3,586,537) $      (5,558,444)
                                                        ------------------ ------------------
               Deduct:

               Total stock-based employee compensation
               benefit (expense) determined under fair
               value based method for all awards, net
               of forfeitures                                        2,529          (119,181)
                                                        ------------------ ------------------
               Pro forma                                $                  $
                                                        ================== ==================
      Basic and diluted net loss per common share:
               As reported                              $           (0.19) $           (0.47)
      ------------------------------------------------- ------------------ ------------------
               Pro forma                                $           (0.19) $           (0.48)
      ------------------------------------------------- ------------------ ------------------

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                                  Six Months Ended
                                                          June 30, 2003    June 30, 2002
                                                        ------------------ ------------------
      Net loss:
               As reported                              $      (7,856,252) $     (10,783,054)
                                                        ------------------ ------------------
                                     Deduct:

               Total stock-based employee compensation
               benefit expense determined under fair
               value based method for all awards                  (93,459)          (238,362)
                                                        ------------------ ------------------
               Pro forma                                $      (7,949,711) $     (11,021,416)
                                                        ================== ==================
      Basic and diluted net loss per common share:
               As reported                              $           (0.48) $           (1.00)
               Pro forma                                $           (0.48) $           (1.02)



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

During the year ended December 31, 2002, Unveil drew $880,000 on the line of credit, bringing total draws on the line of credit to $1,450,000 as of December 31, 2002. Due to limited resources available to the Company, additional requests for funding by Unveil under the line of credit were not met. The Company estimated an impairment loss during the third quarter of 2002 in the amount of $1,523,842, consisting of the outstanding balance on the line of credit plus accrued interest thereon as of that date. The Company advanced an additional $60,000 to Unveil in October 2002. This advance was treated as a research and development expense.

During the first quarter of 2003, the Company entered into an agreement to terminate the revolving line of credit and satisfy the convertible promissory note with Unveil. In full settlement of the balance of $1,450,000 due under the note, the Company received a payment of $410,000 and 1,863,636 shares of Unveil's Series A Preferred Stock (the "Unveil Preferred Stock"). Accordingly, the Company adjusted the estimated impairment, recorded in the third quarter of 2002, such that the carrying amount of the note receivable was equal to the amount received in January 2003. The Company did not allocate value to the Unveil Preferred Stock due to Unveil's overall financial condition.


3. INVESTMENT IN AFFILIATE

In February 2001, the Company entered into a collaboration agreement with Audium Corporation ("Audium") to provide an integrated platform for generating Voice XML solutions for Internet and telephony systems. Audium is a mobile application service provider that builds and operates mobile applications that allow access to Internet information and to complete online transactions using any telephone. The Company is not presently pursuing any development or collaboration projects with Audium.

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

The investment in Audium does not provide the Company with rights to any technology developed by Audium; the Company must obtain a license should it choose to do so. Also, the Company would not own an interest sufficient to control Audium if the Company were to convert the Audium Note to Audium Preferred Stock. As a result, management has determined that it is appropriate to account for the investment, which represents 26.7 percent of Audium's voting stock at June 30, 2003, under the equity method and not as a research and development arrangement.

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Accordingly, for the six months ended June 30, 2003, the Company recognized a loss of $188,727, consisting of $105,075 to reflect the Company's share of Audium's net loss for the six months ended June 30, 2003, and $83,652 for the amortization of the difference between the purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit that is amortized on a straight-line basis over a period of eight years.

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

At December 31, 2001, the Company assessed the realizability of the investment in Audium and the Company wrote down the investment by $823,275. The write-down was a result of a decrease in the estimated cash flows expected to be realized from the investment due to overall decline in the economy and the potential impact on related markets for Audium's products. As of June 30, 2003, no further write-down was deemed necessary based on the estimated future cash flows of the investment.

Note Payable to Affiliate - The Fonix Note is payable in 13 monthly installments of $200,000 beginning on June 1, 2001, and bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. Through June 30, 2003, payments amounting to $1,800,000 had been made under the Fonix note. At June 30, 2003, the Company had an outstanding balance of $1,000,000 due under the Fonix note. The Company and Audium are currently discussing the possibility that Fonix will return 684,930 shares of Audium's Preferred Stock in exchange for Audium's release of Fonix under the Fonix note. Audium has not declared Fonix to be in default under the terms of the Fonix Note.

Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent, and the Company recorded a present value of $2,370,348 for the Fonix Note.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill resulted from the purchase of assets from Force Computers, Inc., and from the acquisition of AcuVoice, Inc. The carrying value of goodwill remained unchanged at $2,631,304 during the six months ended June 30, 2003. During 2002, the Company engaged Houlihan Valuation Advisors ("Houlihan"), an independent valuation firm, to assess the Company's goodwill for impairment. The resulting appraisal indicated that goodwill was not impaired. The Company performed an internal valuation of goodwill at June 30, 2003 based on the same factors used by Houlihan, and determined that the carrying value of goodwill was not impaired. However, should the Company's marketing and sales plans not materialize in the near term, the realization of the Company's goodwill and other intangible assets could be severely and negatively impacted.

As of June 30, 2003, the Company modified its estimate of future cash flows to be provided by its intangible assets and determined that the carrying amount of intangibles was in excess of future cash flows provided by the intangibles. Accordingly, the Company recorded a charge of $1,124,085 during the quarter ended June 30, 2003, to fully impair the carrying value of the intangible assets.

The components of intangible assets were as follows at June 30, 2003, and December 31, 2002:

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                           June 30,
                                             2003                     December 31, 2002
                                         ------------- -----------------------------------------------
                                             Gross                                            Net
                                           Carrying     Gross Carrying      Accumulated     Carrying
                                            Amount          Amount          Amortization     Amount
                                         ------------- -----------------  ----------------- ----------
Speech software technology               $          -  $         978,582  $       (104,397) $  874,185
Customer relationships                              -            306,000           (30,600)    275,400
Patents                                             -            164,460          (164,460)          -
                                         ------------- -----------------  ----------------- ----------
    Total Amortizing Intangible Assets              -  $       1,449,042  $       (299,457)  1,149,585
                                         ------------- -----------------  -----------------

Indefinite-lived Intangible Assets
    Trademarks                                      -                                           42,000
                                         -------------                                      ----------

Total Intangible Assets                  $          -                                       $1,191,585
                                         -------------                                      ==========

5.  NOTE PAYABLE

On December 14, 2001, the Company entered into an Asset Purchase Agreement with Force Computers, Inc. ("Force"). As part of the consideration for the purchase price, Fonix issued a non-interest bearing promissory note on December 14, 2001, in the amount of $1,280,000. Installment payments under the note were due over the 12 month period following the date of purchase. Management determined that a seven percent annual interest rate reflects the risk characteristics of this promissory note. Accordingly, interest has been imputed at seven percent and the Company recorded a discount of $40,245 for the note payable. The Company recorded interest expense of $4,098 from the purchase date through December 31, 2001, $36,327 for the year ended December 31, 2002.

As collateral for the promissory note, 175,000 shares of the Company's Class A common stock were placed into escrow. Under the terms of the escrow, the shares were not to be released to Force unless the Company was delinquent or late with respect to any payment under the note. Also, under the terms of the Asset Purchase Agreement, Fonix was required to deposit all receipts from customers acquired in this transaction into a joint depository account. Fonix had the right to withdraw such funds; however, in the event of default on any payments to Force under the terms of the promissory note, Force had the right to withdraw funds from the depository account until the deficiency in payment was covered, at which time, Fonix could again have use of the funds. Through December 31, 2002, payments required under the note were made, except the final payment of $250,000, which remained outstanding at December 31, 2002. During the first quarter of 2003, additional payments amounting to $115,000 were made. The remaining balance was paid during the second quarter of 2003; however, the collateral shares of the Company's Class A common stock have not been released from the escrow.

6.  NOTES PAYABLE OTHER

During the second and third quarters of 2002, the Company entered into promissory notes with an unrelated third party in the aggregate amount of $75,000. These notes accrue interest at 18% annually and were originally due and payable with accrued interest during the second and third quarters of 2003. The Company and the lender agreed to extend the maturity date of the first $25,000 note to December 2003. The notes have a conversion feature that allows the holder to convert all or any portion of the principal amount and accrued interest into shares of the Company's Common Stock. The conversion price is calculated as the arithmetic average of the last closing bid price on each trading day during the five consecutive trading days immediately preceding the conversion. The value of the beneficial conversion option was not material.

During the first quarter of 2003, the Company entered into a promissory note with an unrelated third party in the aggregate amount of $113,768. This note accrues interest at 10% annually and requires monthly minimum payments of the greater of $3,000 or 2% of aggregate proceeds from the Company's Third Equity Line of Credit and subsequent Equity Lines of Credit until the note has been fully paid. Under the loan agreement, the Company may not sell or transfer assets outside of the ordinary course of business, or enter a transaction resulting in a change of control, without written permission from the creditor. Through June 30, 2003, principal payments totaling $4,121

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

were made under the promissory note.

7.  RELATED-PARTY NOTES PAYABLE

In connection with the acquisition of certain entities in 1998, the Company issued unsecured demand notes payable to former stockholders of the acquired entities in the aggregate amount of $1,710,000. Of the notes payable, $77,625 remained unpaid as of June 30, 2003. During 2000, the holders of these notes made demand for payment and the Company commenced negotiating with the holders of these notes to reduce the outstanding balance. No additional demands have been made and no payments have been made by the Company to the holders of these notes.

During 2002, two executive officers of the Company (the "Lenders") sold shares of the Company's Class A common stock owned by them and advanced the resulting proceeds amounting to $333,308 to the Company under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in Company operations. The advances bear interest at 10 percent per annum, which interest is payable on a semi-annual basis. To date, the lenders have deferred all interest payments due from the Company. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, was originally due and payable on June 10, 2003. The Company and the Lenders agreed to extend the maturity date of the note to December 10, 2003. Since December 11, 2002, all or part of the outstanding balance and unpaid interest can be converted at the option of the Lenders into shares of Class A common stock of the Company. The conversion price is the average closing bid price of the shares at the time of the advances. To the extent the market price of the Company's shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. A beneficial conversion option of $14,917 was recorded as interest expense in connection with this transaction. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

The aggregate advances of $415,550 are secured by the Company's intellectual property rights. As of June 30, 2003, the Lenders had deferred the interest payment due December 10, 2002, and had not converted any of the outstanding balance or interest into common stock.

8.  SERIES D CONVERTIBLE DEBENTURES

On October 11, 2002, the Company issued $1,500,000 of Series D 12% Convertible Debentures (the "Debentures"), due April 9, 2003, and 194,444 shares of Class A common stock to Breckenridge Fund, LLC ("Breckenridge"), an unaffiliated third party, for $1,500,000 before offering costs of $118,282. The outstanding principal amount of the Debentures is convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price equal to the average of the two lowest closing bid prices of the Company's Class A common stock for the twenty trading days immediately preceding the conversion date multiplied by 90%.

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

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

The Debentures were originally due April 9, 2003. However, the Company and Breckenridge agreed in January 2003 to modify the terms of the Debentures requiring the following principal payments plus accrued interest: $400,000 in January 2003; $350,000 in February 2003; $250,000 in March 2003; $250,000 in
April 2003; and $250,000 in May 2003. Additionally, the Company agreed to release 237,584 of the Collateral Shares to Breckenridge as consideration (the "Released Shares") to Breckenridge for revising the terms of the purchase agreement. The additional shares were accounted for as an additional discount of $285,100. The value of the shares on the date issued will be amortized over the modified term as interest expense. The Company did not make the last three payments as scheduled. Related interest expense recognized during the three months and six months ended June 30, 2003, was $249,251 and $867,730, respectively.

If Breckenridge declares the Company delinquent under the revised payment schedule, Breckenridge is entitled to receive a penalty of five percent of the then-outstanding principal amount of the Debentures, payable in cash or shares released from the Collateral Shares.

In connection with the issuance of the Debentures, the Company entered into a registration rights agreement in which the Company agreed to register the resale of the shares underlying the Debentures, the Collateral Shares, and the Released Shares. The Company filed a registration statement on Form S-2, which became effective February 14, 2003. Additionally, the Company filed another registration statement on July 2, 2003, which was declared effective on July 7, 2003, which included shares issuable to Breckenridge upon conversion of the Debentures. The Company is obligated to file such post-effective amendments as necessary to keep the registration statements effective as required by the registration rights agreement.

On March 26, 2003, the Company received a conversion notice from Breckenridge wherein Breckenridge converted a principal amount of $242,933, plus $20,067 of accrued interest under the Debentures. The Company subsequently issued 627,087 shares of the Company's Class A common stock. On May 9, 2003, the Company received a conversion notice from Breckenridge wherein Breckenridge converted a principal amount of $160,146, plus $9,854 of accrued interest under the Debentures. The Company subsequently issued 1,481,482 shares of the Company's Class A common stock. The outstanding principal balance due under the Debentures at June 30, 2003 was $443,154.

9. PREFERRED STOCK

The Company's certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company's board of directors may designate.

Series A Convertible Preferred Stock - At June 30, 2003, there were 166,667 shares of Series A convertible preferred stock outstanding. Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock. At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 for a 15 day period, the shares of Series A convertible preferred stock are automatically converted into Class A common stock. In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

For the six months ended June 30, 2003, the Company received $2,625,000 in funds drawn under the Third Equity Line, less commissions and fees of $64,120, and issued 5,000,000 shares of Class A common stock to the Equity Line Investor.

Fourth Equity Line of Credit - On May 12, 2003, the Company entered into a fourth private equity line agreement (the "Fourth Equity Line Agreement") with the Equity Line Investor. The Company subsequently terminated the Fourth Equity Line Agreement before any funds were advanced and before and shares were issued.

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

Class A Common Stock - During the six months ended June 30, 2003, 5,000,000 shares of Class A common stock were issued in connection with draws on the equity lines (see Note 10), 237,584 shares were issued in connection with the Breckenridge modification agreement and 2,108,569 shares were issued under conversion notices from Breckenridge (see Note 8). No shares of Class A common stock were issued as a result of the exercise of stock options or warrants during the same period.

Stock Options - During the six months ended June 30, 2003, the Company granted options to employees to purchase 261,125 shares of Class A common stock. The options have exercise prices of $0.21 to $1.60 per share, which were the quoted fair market values of the stock on the dates of grant. The options granted vest over the three years following issuance. Options expire within ten years from the date of grant if not exercised. Using the Black-Scholes pricing model, the fair value of the employee options was $0.21 to $1.60 per share. As of June 30, 2003, the Company had a total of 851,482 options to purchase Class A common shares outstanding.

Warrants - As of June 30, 2003, the Company had warrants to purchase a total of 46,250 shares of Class A common stock outstanding that expire through 2010.

12.  LITIGATION, COMMITMENTS AND CONTINGENCIES

The Company is involved in various claims and proceedings arising in the ordinary course of business. Management believes, after consultation with legal counsel, that the ultimate disposition of these matters will not materially impact the consolidated financial position, liquidity or results of operations of the Company.

U.S. Department of Labor Settlement Agreement - On March 5, 2003, the Company entered into a settlement agreement with the U.S. Department of Labor relating to back wages owed to former and current employees during 2002. Under the agreement the Company will pay an aggregate of $4,755,041 to certain former and current employees in twenty-four installment payments. The first installment payment was due May 1, 2003. The remaining payments are due on the first day of each month, until paid in full, If any of the installment payments are more than fifteen days late, the entire balance may become due and payable.

The Company did not have sufficient cash to pay the first installment payment due May 1, 2003. The Company reached an agreement with the Department of Labor to extend the commencement date for installment payments to August 1, 2003.

Employees may elect to receive a portion of their wages in registered shares of the Company's Class A common stock. However, the amount that represents minimum wage and overtime, if any, as defined in the Fair Labor Standards Act of 1938, may not be paid with the Company's Class A common stock.

13. SUBSEQUENT EVENTS

Fifth Equity Line of Credit - The Company entered, as of July 1, 2003, into a fifth private equity line agreement (the "Fifth Equity Line Agreement") with the Equity Line Investor, on terms substantially similar to those of the Third Equity Line. Under the Fifth Equity Line Agreement, the Company has the right to draw up to $20,000,000 against an equity line of credit ("the Fifth Equity Line") from the Equity Line Investor. The Company is entitled under the Fifth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of the Company's Class A common stock in lieu of repayment of the draw. The number of shares to be issued is determined by

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of the Company's Class A common stock over the ten trading days after the put notice is tendered. (By way of comparison, three of the Company's prior equity line agreements used a seven-trading-day period to determine the conversion price). The Equity Line Investor is required under the Fifth Equity Line Agreement to tender the funds requested by the Company within two trading days after the ten-trading-day period used to determine the market price.

In connection with the Fifth Equity Line Agreement, the Company granted registration rights to the Equity Line Investor and filed a registration statement on Form S-2, which covered the resales of the shares to be issued under the Fifth Equity Line. To the best of the Company's knowledge, prior to our putting shares to the Equity Line Investor in connection with the Fifth Equity Line, the Equity Line Investor had sold all of the shares put to it in connection with the Initial Equity Line, the Second Equity Line, and the Third Equity Line, and held no shares of the Company's Class A common stock.

The Company entered into an agreement with the Equity Line Investor to terminate the Third Equity Line, as well as the two prior equity lines, and cease further draws or issuances of shares in connection with the Initial Equity Line, the Second Equity Line, and the Third Equity Line. Additionally, the Fourth Equity Line was terminated prior to any draws or puts of stock. As such, the only active equity line of credit is the Fifth Equity Line.

Subsequent to June 30, 2003 and through August 14, 2003 the Company received $489,994 in funds drawn under the Fifth Equity Line, less commissions and fees of $77,668, and issued 3,187,443 shares of Class A common stock to the Equity Line Investor.

Series D Debentures - On July 2, 2003, the Company received a conversion notice from Breckenridge wherein Breckenridge converted a principal amount of $77,702, plus $7,977 of accrued interest under the Debentures. The Company subsequently issued 692,356 shares of the Company's Class A common stock. On July 28, 2003, the Company received a conversion notice from Breckenridge wherein Breckenridge converted a principal amount of $83,460, plus $3,167 of accrued interest under the Debentures. The Company subsequently issued 798,780 shares of the Company's Class A common stock. On August 12, 2003, the Company received a conversion notice from Breckenridge wherein Breckenridge converted a principal amount of $48,590, plus $1,410 of accrued interest under the Debentures. The Company subsequently issued 514,404 shares of the Company's Class A common stock. After these conversions, Debentures in the amount of $233,401 were outstanding.

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

Overview

Since inception, we have devoted substantially all of our resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other intelligent devices. Through June 3, 2003, we have incurred significant cumulative losses, and losses are expected to continue until the effects of recent marketing and sales efforts begin to take effect, if ever. We continue to emphasize delivery and sales of our applications and solutions ("Products") while achieving technology upgrades to maintain our perceived competitive advantages. Fonix Products are based on the Company's speech-enabling technologies, which include text-to-speech ("TTS") and neural network-based automated speech recognition ("ASR"). ASR and TTS technologies are sometimes collectively referred to in this report as "Core Technologies."

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

Our revenues decreased from $679,197 for the three months ended June 30, 2002, to $631,733 for the three months ended June 30, 2003, and increased from $977,981 for the six months ended June 30, 2002, to $1,221,403 for the six months ended June 30, 2003. However, we incurred significant losses since inception, including a net loss of $7,856,252 for the six months ended June 30, 2003. We incurred negative cash flows from operating activities of $2,092,126 during the six months ended June 30, 2003. As of June 30, 2003, we had an accumulated deficit of $201,863,172, negative working capital of $17,287,170, accrued employee wages of $7,599,653, and accounts payable over 60 days past due of $3,456,889. Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations, although we have limited capital available under our equity lines of credit. These matters raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon several factors, including our success in
(1) increasing license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs. Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through the sale of our equity securities, primarily the fifth equity line.

In 2002 and for the first six months of 2003, we experienced slower development of markets for speech applications than had been anticipated due to several factors. First, the limited resources with which we have been operating (due to the delay in accessing funds from the third equity line) hampered our ability to aggressively support marketing and sales as originally anticipated. Additionally, time and resources required to develop certain Products have been greater than originally anticipated, and, with limited resources available, we have not been able to expedite such development. Further, the ongoing U.S. economic slowdown has slowed customer acceptance in target markets, especially in the telecommunications sector where previously expected recovery has yet to materialize, and has in fact deteriorated further. The occurrence of these conditions has caused us to
(i) reduce our emphasis on consumer applications because of the significant resources required to develop retail markets, (ii) reduce our development and marketing efforts in the computer telephony and server-based markets, and (iii) increase our emphasis and focus on mobile and wireless applications, automotive speech interface solutions, and assistive markets, where management believes we enjoy the greatest technological and market advantage.

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

The speech software technology was tested for impairment in December 2001 and December 2002. Due to the down-turn in the software industry and the U.S. economy, operating losses and cash used in operating activities during the fourth quarter of 2001 were greater than anticipated. Based on that trend, management revised estimated net future cash flows from the speech technology, which resulted in recognition of an impairment loss of $5,832,217 during the fourth quarter of 2001. No further impairment was deemed necessary at December 31, 2002. At June 30, 2003, the Company again tested the technology for impairment and determined, based on estimated future cash flows from the speech technology that the remaining balance had become impaired which resulted in recognition of an impairment loss of $1,124,086 during the quarter ended June 30, 2003.

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

    Deferred revenue as of June 30, 2003 and December 31, 2002, consisted of the following:

                                                                                         June 30,             December 31,
Description                                   Criteria for Recognition                     2003                   2002
-----------                         ----------------------------------            ----------------------  --------------------
Deferred unit royalties             Delivery of units to end users or
and licence fees                    expiration of contract                        $             720,737   $            794,737
Deferred customer                   Expiration of period covered by
support                             support agreement                                            45,089                 59,511
                                                                                  ----------------------  --------------------
Total deferred revenue                                                            $             765,826   $            854,248
                                                                                  ======================  ====================

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

Results of Operations

Three months ended June 30, 2003, compared with three months ended June 30, 2002

During the three months ended June 30, 2003, we recorded revenues of $631,733, reflecting a decrease of $47,464 or 7.0% over the same period in the previous year. The decrease is attributable to decreases in hardware sales and royalty revenues, partially offset by increases in non-recurring engineering contracts completed during the second quarter of 2003.

Cost of revenues were $924,677 for the three months ended June 30, 2003, an increase of $758,253 or 455.6% over the same period in the previous year. The increase is due to the impairment charge of approximately $822,000 (see Note 4 of the condensed consolidated financial statements). Without the effect of the impairment charge cost of revenues decreased by approximately $64,000. Discounting the one time impairment charge, the decrease is attributable to the overall decrease in hardware sales and the associated cost of the hardware.

Selling, general and administrative expenses for the three months ended June 30, 2003, were $1,518,456, a decrease of $1,873,113, or 55.2% compared to the same period in the previous year. The decrease includes decreases of approximately $1,258,000 in compensation-related expenses due to reductions in personnel, approximately $163,000 in legal and accounting expenses, approximately $149,000 in promotion and advertising expenses and approximately $180,000 in travel related expenses. We recorded an impairment charge of $302,000 during the second quarter of 2003, related to certain intangible assets (See Note 4 of the condensed consolidated financial statements).

Product development and research expenses for the three months ended June 30, 2003, were $1,083,770, a decrease of $1,507,218 or 58.2% over the same period in the previous year. The decrease resulted primarily from decreased compensation-related expenses of approximately $1,126,000, consulting and outside service-related expenses of approximately $281,000 related to product application and development activities, and other operating expense of approximately $90,000.

Six months ended June 30, 2003, compared with six months ended June 30, 2002

During the six months ended June 30, 2003, we recorded revenues of $1,221,403, reflecting an increase of $243,422 or 24.9% over the same period in the previous year. The majority of the increase is attributable to $205,232 in revenues generated from licensing and $87,000 generated from non-recurring engineering contracts completed during the first quarter of 2003.

Cost of revenues for the three months ended June 30, 2003, were $1,004,894, an increase of $794,366 or 377.3% over the same period in the previous year. The increase is due to the impairment charge of approximately $822,000 (see Note 4 of the condensed consolidated financial statements). Without the effect of the impairment charge, cost of revenues decreased by approximately $28,000. The decrease is attributable to the overall decrease in hardware sales and the associated cost of the hardware.

Selling, general and administrative expenses for the six months ended June 30, 2003, were $3,769,234, a decrease of $2,854,233 or 43.1% over the same period in the previous year. The decrease includes decreases of approximately $1,563,000 in compensation-related expenses due to reductions in personnel, approximately $289,000 in legal and accounting expenses, approximately $126,000 in other operating expenses primarily related to insurance for directors and officers, approximately $176,000 in promotion and advertising expenses, and approximately $347,000 in travel related expenses. We recorded an impairment charge of $302,000 during the second quarter of 2003, related to certain intangible assets (See Note 4 of the condensed consolidated financial statements).

Product development and research expenses for the six months ended June 30, 2003, were $2,758,883, a decrease of $1,955,841 or 41.5% over the same period in the previous year. The decrease includes decreases of approximately $1,364,000 in compensation-related expenses due to reductions in personnel, approximately $440,000 in consulting expenses, and approximately $139,000 of other operating expenses.

Liquidity and Capital Resources

We must raise additional funds to be able to satisfy our cash requirements during the next 12 months. Research and development, corporate operations, and marketing expenses will continue to require additional capital. Because we presently have only limited revenue from operations, we intend to continue to rely primarily on financing through the sale of our equity and debt securities to satisfy future capital requirements until such time as we are able to enter into additional third-party licensing, collaboration or co-marketing arrangements such that it will be able to finance ongoing operations from license, royalty and services revenues. There can be no assurance that we will be able to enter into such agreements. Furthermore, the issuance of equity or debt securities which are or may become convertible into our equity securities in connection with such financing could result in substantial additional dilution to the our stockholders. At June 30, 2003, we had $16,325,000 available to draw under the third equity line of credit, and we were negotiating the terms of a fourth equity line of credit agreement. We subsequently terminated the Fourth Equity Line Agreement before any funds were advanced and before any shares were issued. The company subsequently entered into a fifth private equity agreement on July 1, 2003 with the Equity Line Investor, on terms substantially similar to those of the Third Equity Line. Under the agreement, we have the right to draw up to $20,000,000 against an equity line of credit from the Equity Line Investor.

Net cash used in operating activities of $2,092,126 for the six months ended June 30, 2003, resulted principally from the net loss incurred of $7,856,252 offset by increases in accrued payroll and other compensationof $2,333,844, non-cash expenses pertaining to depreciation, amortization and accretion of $1,194,123, impairment charge on intangible assets of $1,124,085, accounts payable of $1,018,325, and equity in net loss of affiliate of $105,075. Net cash provided by investing activities of $402,765 for the six months ended June 30, 2003, consisted of collections under a convertible note payable of $402,765. Net cash used in operating activities was offset by net cash provided by financing activities of $1,666,394 consisting primarily of the receipt of $2,565,000 in cash related to the sale of shares of Class A common stock offset, in part, by $650,000 in payments on Series D Debentures and $250,000 in payments on other notes payable.

We had negative working capital of $17,287,170 at June 30, 2003, compared to negative working capital of $14,428,750 at December 31, 2002. Current assets decreased by $487,476 to $203,368 from December 31, 2002, to June 30, 2003.
Current liabilities increased by $2,370,944 to $17,490,538 during the same period. The change in working capital from December 31, 2002, to June 30, 2003, was primarily attributable to the impairment of the intangible assets at June 30, 2003, collection of the convertible note receivable and the increase in accrued payroll and other compensation. Total assets were $4,401,513 at June 30, 2003, compared to $6,523,480 at December 31, 2002.

Investment in Affiliate

In February 2001, we entered into a collaboration agreement with Audium Corporation ("Audium") to provide an integrated platform for generating Voice XML solutions for Internet and telephony systems. Audium is a mobile application service provider that builds and operates mobile applications that allow access to Internet information and to complete online transactions using any telephone. We are not presently pursuing any development or collaboration projects with Audium.

Note Receivable - In connection with the collaboration agreement with Audium, in February and May 2001 we advanced an aggregate of $400,000 to Audium as a bridge loan under a note (the "Audium Note"). The Audium Note bears interest at a rate of 5 percent per year, has a term of four years and is convertible into shares of Audium Series A Convertible Preferred Stock ("Audium Preferred Stock"). The Audium Note is convertible into shares of Audium Preferred Stock at a price of $1.46 per share in the event of (i) Audium's raising an additional $2,000,000 prior to October 6, 2002, (ii) Audium's merger or consolidation, (iii) a qualified public offering of Audium's common stock, (iv) an event of default under a note payable from Fonix (see Fonix Note below), or (v) Audium's aggregate gross revenues for the months of January through June 2003 exceeding $1,000,000. The Audium Note is secured by Audium's intellectual property. Further, at the closing, Audium granted to us a fully paid, worldwide, non-exclusive license to Audium's software to make, manufacture, and use the software and any derivative works if Audium declares bankruptcy or ceases to do business.

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

The investment in Audium does not provide us with rights to any technology developed by Audium; we must obtain a license should we choose to do so. Also, we would not own an interest sufficient to control Audium if we were to convert the Audium Note to Audium Preferred Stock. As a result, management has determined that it is appropriate to account for the investment, which represents 26.7 percent of Audium's voting stock at June 30, 2003, under the equity method and not as a research and development arrangement.

Accordingly, for the six months ended June 30, 2003, the Company recognized a loss of $188,727, consisting of $105,075 to reflect our share of Audium's net loss for the six months ended June 30, 2003, and $83,652 for the amortization of the difference between the purchase price of the Audium Preferred Stock and our portion of Audium's net stockholders' deficit that is amortized on a straight-line basis over a period of eight years.

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

At December 31, 2001, we assessed the realizability of the investment in Audium and we wrote down the investment by $823,275. The write-down was a result of a decrease in the estimated cash flows expected to be realized from the investment due to overall decline in the economy and the potential impact on related markets for Audium's products. As of June 30, 2003, no further write-down was deemed necessary based on the estimated future cash flows of the investment.

Note Payable to Affiliate - The Fonix Note is payable in 13 monthly installments of $200,000 beginning on June 1, 2001, and bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. Through June 30, 2003, payments amounting to $1,800,000 had been made under the Fonix note. At June 30, 2003, we had an outstanding balance of $1,000,000 due under the Fonix note. We are currently discussing with Audium the possibility that we will return 684,930 shares of Audium's Preferred Stock in exchange for Audium's release of us under the Fonix note. Audium has not declared us to be in default under the terms of the Fonix Note.

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

As collateral for the promissory note, 175,000 shares of our Class A common stock were placed into escrow. Under the terms of the escrow, the shares were not to be released to Force unless we were delinquent or late with respect to any payment under the note. Also, under the terms of the Asset Purchase Agreement, we were required to deposit all receipts from customers acquired in this transaction into a joint depository account. We had the right to withdraw such funds; however, in the event of default on any payments to Force under the terms of the promissory note, Force had the right to withdraw funds from the depository account until the deficiency in payment was covered, at which time, we could again have use of the funds. Through December 31, 2002, payments required under the note have been made, except the final payment of $250,000, which remained outstanding at December 31, 2002. During the first quarter of 2003, additional payments amounting to $115,000 were made. The remaining balance was paid during the second quarter of 2003.

Series D Debentures

On October 11, 2002, we entered into a Securities Purchase Agreement with The Breckenridge Fund, LLC (the "Debenture Holder"), an unaffiliated third party, for the sale of our Series D 12% Convertible Debentures (the "Debentures") in the aggregate principal amount of $1,500,000. The outstanding principal amount of the Debentures is convertible at any time at the option of the holder into shares of our Class A common stock at a conversion price equal to the average of the two lowest closing bid prices of the Class A common stock for the twenty trading days immediately preceding the conversion date multiplied by 90%. The Debentures were originally due April 9, 2003. On the earlier of December 20, 2002, or 45 days after the effective date of the registration statement fined in connection with the transaction (the "Initial Payment Date") and each 30-day anniversary of the Initial Payment Date, we were required to make principal payments of $250,000, plus accrued interest.

We subsequently amended the terms of the purchase agreement with the Debenture Holder to extend the repayment terms of the Debentures. Additionally, we agreed to the release of 237,583 shares of the Collateral Shares to the Debenture Holder as consideration (the "Released Shares") to the Debenture Holder for revising the terms of the purchase agreement.

In connection with the sale of the Debentures, we issued, as collateral to secure our performance under the Debenture, 2,083,333 shares of Class A common stock (the "Collateral Shares"), which were placed into an escrow pursuant to an escrow agreement. Under the escrow agreement, the Collateral Shares will not be released to the Debenture Holder unless we are delinquent with respect to payments under the Debenture. If we are delinquent under the revised payment schedule, the Debenture Holder is entitled to receive a penalty of five percent of the then- outstanding principal amount of the debenture, payable in cash or shares released from the Collateral Shares. Additionally, as further consideration for the sale of the Debentures, we issued 194,444 shares to the Debenture Holder (the "Additional Shares").

In connection with the sale of the Debentures, we agreed to register the resale of the shares underlying the Debentures, the Collateral Shares, and the Additional Shares. We filed a registration statement (SEC File No. 333- 102767) which registered the resale of up to 3,435,186 shares of stock issued or issuable in connection with the Debentures. Through August 11, 2003, 894,588 shares remain available to be sold under that registration statement.

However, due to fluctuations in the price of the stock, and the formula for determining the number of shares issuable upon conversion, we were obligated to register the resale of additional shares issuable to the Debenture Holder. We entered into a letter agreement (the "Letter Agreement") in which we agreed to register an additional eight million, three hundred twenty-nine thousand, one hundred sixty-seven (8,329,167) shares to cover the resale by the Debenture Holder of the Additional Shares, the Released Shares, the remaining Collateral Shares, and shares issuable upon conversion of the outstanding principal balance of the Debentures. We filed a subsequent registration statement to register the resale by the Debenture Holder of up to 8,329,167 shares.

Through June 30, 2003, we had paid $650,000 of the outstanding principal, together with $54,350 in accrued interest. Additionally, through June 30, 2003, the holder of the Debentures had converted $406,846 principal amount and $26,154 in interest into 2,108,569 shares of Fonix Class A common stock. Accordingly, as of June 30, 2003, the outstanding principal balance of the Debentures was $443,154. Subsequently, the holder of the Debentures converted $209,752 principal amount and $12,554 in interest into 2,005,540 shares of our Class A common stock. Accordingly, as of August 14, 2003, the outstanding balance due under the Debentures was $233,401.

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

For the six months ended June 30, 2003, the Company received $2,625,000 in funds drawn under the Third Equity Line, less commissions and fees of $64,120, and issued 5,000,000 shares of Class A common stock to the Equity Line Investor. The Company entered into an agreement with the Equity Line Investor to terminate the Third Equity Line, as well as the two prior equity lines, and cease further draws or issuances of shares in connection with the Initial Equity Line, the Second Equity Line, and the Third Equity Line.

Fourth Equity Line of Credit - On May 12, 2003, we entered into a fourth private equity line agreement (the "Fourth Equity Line Agreement") with the Equity Line Investor. We subsequently terminated the Fourth Equity Line Agreement before any funds were advanced and before any shares were issued.

Fifth Equity Line of Credit - We entered, as of July 1, 2003, into a fifth private equity line agreement (the "Fifth Equity Line Agreement") with the Equity Line Investor, on terms substantially similar to those of the Third Equity Line. Under the Fifth Equity Line Agreement, we have the right to draw up to $20,000,000 against an equity line of credit ("the Fifth Equity Line") from the Equity Line Investor. We are entitled under the Fifth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of our Class A common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice is tendered. (By way of comparison, three of our prior equity line agreements used a seven-trading- day period to determine the conversion price). The Equity Line Investor is required under the Fifth Equity Line Agreement to tender the funds requested by us within two trading days after the ten-trading-day period used to determine the market price.

In connection with the Fifth Equity Line Agreement, we granted registration rights to the Equity Line Investor and filed a registration statement on form S-2, which covered the resales of the shares to be issued under the Fifth Equity Line. To the best of our knowledge, prior to our putting shares to the Equity Line Investor in connection with the Fifth Equity Line, the Equity Line Investor had sold all of the shares put to it in connection with the Initial Equity Line, the Second Equity Line, and the Third Equity Line, and held no shares of our Class A common stock.

We have entered into an agreement with the Equity Line Investor to terminate the Third Equity Line, as well as the two prior equity lines, and cease further draws or issuances of shares in connection with the Initial Equity Line, the Second Equity Line, and the Third Equity Line. Additionally, the Fourth Equity Line was terminated prior to any draws or puts of stock. As such, the only active equity line of credit is the Fifth Equity Line.

Stock Options and Warrants

Reverse Stock Split - On March 24, 2003, our shareholders approved a one-for-forty reverse stock split to our outstanding Class A common stock and common stock options and warrants. The stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

Class A Common Stock - During the six months ended June 30, 2003, 5,000,000 shares of Class A common stock were issued in connection with draws on the equity lines (see Note 10 to the condensed consolidated financial statements), 237,584 shares were issued in connection with the Breckenridge modification agreement and 2,108,569 shares were issued under conversion notices from Breckenridge (see Note 8 to the condensed consolidated financial statements). No shares of Class A common stock were issued as a result of the exercise of stock options or warrants during the same period.

Stock Options - During the six months ended June 30, 2003, we granted options to employees to purchase 261,125 shares of Class A common stock. The options have exercise prices of $0.21 to $1.60 per share, which was the quoted fair market values of the stock on the dates of grant. The options granted vest over the three years following issuance. Options expire within ten years from the date of grant if not exercised. Using the Black-Scholes pricing model, the fair value of the employee options was $0.21 to $1.60 per share. As of June 30, 2003, we had a total of 851,482 options to purchase Class A common shares outstanding.

Warrants - As of June 30, 2003, we had warrants to purchase a total of 46,250 shares of Class A common stock outstanding that expire through 2010.

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

As noted above, as of June 30, 2003, we had an accumulated deficit of $201,863,172, negative working capital of $17,287,170, accrued employee wages and other compensation of $7,599,653, and accounts payable over 60 days past due of $3,456,889. Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations, although we have limited capital available under our equity lines of credit. These matters raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon several factors, including our success in
(1) increasing license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs. Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through the sale of our equity securities, primarily the fifth equity line. We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations. Additionally, we are pursuing other types of commercial and private financing which could involve sales of our assets or sales of one or more operating divisions. Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables. Over the past 12 months, we have reduced our workforce by approximately 50%. This reduction in force may adversely affect our ability to fill existing orders. As we have noted in our annual report and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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

None

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to
Item 601(a) of Regulation S-K:

Exhibit No.      Description of Exhibit


31.1    Certification of President
31.2    Certification of Chief Financial Officer
32.1    Certification of President Pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports filed on Form 8-K during the three-month period ended June 30, 2003:

           Current Report on Form 8-K filed April 4, 2003, relating to effectiveness of Fonix Corporation's reverse stock split and change in ticker symbol.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Fonix Corporation



Date: August 19, 2003         /s/ Roger D. Dudley
                              --------------------------------------------------
                              Roger D. Dudley, Executive Vice President,
                              Chief Financial Officer
                              (Principal financial officer)