Form 10-Q
period 2003-09-30
FONIX CORP
filed 2003-11-19
CIK 855585

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

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

           As of November 17, 2003, 51,537,808 shares of Class A voting common stock, par value $0.0001 per share, were issued and outstanding.

                                FONIX CORPORATION
                                    FORM 10-Q


                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

                                                                                                       Page

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - As of September 30, 2003 and December 31, 2002         2

           Condensed Consolidated Statements of Operations and Comprehensive Loss for the
               Three Months and Nine Months Ended September 30, 2003 and 2002                             3

           Condensed Consolidated Statements of Cash Flows for the Three Months and Nine Months
               Ended September 30, 2003 and 2002                                                          4

           Notes to Condensed Consolidated Financial Statements                                           6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations         19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                    30

Item 4.              Evaluation of Disclosure Controls and Procedures                                    31


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                                             32

Item 2.    Changes in Securities                                                                         32

Item 3.    Defaults Upon Senior Securities                                                               32

Item 4.    Submission of Matters to a Vote of Security Holders                                           32

Item 6.    Exhibits and Reports on Form 8-K                                                              32

                                Fonix Corporation
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                        September 30,      December 31,
ASSETS                                                                                      2003              2002
------
                                                                                      -----------------  ----------------
Current assets:
      Cash and cash equivalents                                                       $            691   $        23,739
      Accounts receivable                                                                        3,289            26,974
      Convertible note receivable                                                                    -           402,765
      Inventory                                                                                  8,843            51,937
      Prepaid expenses and other current assets                                                 41,298           185,429
                                                                                      -----------------  ----------------

           Total current assets                                                                 54,121           690,844

Property and equipment, net of accumulated depreciation of $1,917,125
        and $1,671,809, respectively                                                           337,889           625,448

Investment in and note receivable from affiliate, net of unamortized
        discount of $0 and $58,548, respectively                                             1,130,179         1,259,320

Intangible assets, net of accumulated amortization of $0 and $299,457,
        respectively                                                                                 -         1,191,585

Goodwill, net of accumulated amortization of $2,295,598                                      2,631,303         2,631,304

Other assets                                                                                    17,633           124,979
                                                                                      -----------------  ----------------

           Total assets                                                               $      4,171,125   $     6,523,480
                                                                                      =================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accrued payroll and other compensation                                          $      8,360,977   $     5,265,809
      Accounts payable                                                                       4,460,494         3,083,425
      Accrued liabilities                                                                    1,598,755         1,737,267
      Accrued liabilities - related parties                                                  1,443,300         1,443,300
      Note payable to affiliate                                                              1,000,000         1,000,000
      Deferred revenues                                                                        711,268           854,248
      Notes payable - related parties                                                          493,175           493,175
      Current portion of notes payable other                                                   107,015            75,000
      Bank overdraft                                                                           178,358                 -
      Series D Debentures, net of unamortized discount of $0 and
                $582,630, respectively                                                               -           917,370
      Note payable                                                                                   -           250,000
                                                                                      -----------------  ----------------

           Total current liabilities                                                        18,353,342        15,119,594

Long-term portion of notes payable, net of current portion                                      73,389                 -
Long-term borrowings                                                                                 -             3,312
                                                                                      -----------------  ----------------

           Total long-term liabilities                                                          73,389             3,312

           Total liabilities                                                                18,426,731        15,122,906
                                                                                      -----------------  ----------------

Commitments and contingencies (Notes 1, 3, 4, 5, 6, 7, 8, 9 and 12)

Stockholders' deficit:
      Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
           Series A, convertible; 166,667 shares outstanding
               (aggregate liquidation preference of $6,055,012)                                500,000           500,000
      Common stock, $0.0001 par value; 800,000,000 shares authorized;
           Class A voting, 35,471,106 and 12,306,333 shares outstanding,
                respectively                                                                     3,547             1,230
           Class B non-voting, none outstanding                                                      -                 -
      Additional paid-in capital                                                           188,562,111       183,514,560
      Outstanding warrants to purchase Class A common stock                                  1,334,000         1,360,000
      Cumulative foreign currency translation adjustment                                        25,965            31,704
      Accumulated deficit                                                                 (204,681,229)     (194,006,920)
                                                                                      -----------------  ----------------

           Total stockholders' deficit                                                     (14,255,606)       (8,599,426)
                                                                                      -----------------  ----------------

           Total liabilities and stockholders' deficit                                $      4,171,125   $     6,523,480
                                                                                      =================  ================


     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                        Three Months Ended              Nine Months Ended
                                                                  September 30,                   September 30,
                                                           -----------------------------   -----------------------------
                                                               2003            2002            2003            2002
                                                           -------------   -------------   -------------   -------------


Revenues                                                   $    456,818    $    834,076    $  1,678,221    $  1,812,057
Impairment loss on capitalized software technology                    -               -        (821,986)              -
Cost of revenues                                                (13,121)       (207,360)       (196,029)       (417,888)
                                                           -------------   -------------   -------------   -------------

     Gross (loss) profit                                        443,697         626,716         660,206       1,394,169
                                                           -------------   -------------   -------------   -------------

Expenses:
     Selling, general and administrative                      1,338,173       3,064,932       5,107,407       9,677,671
     Impairment loss on convertible note receivable                   -       1,523,842               -       1,523,842
     Impairment loss on intangible assets                             -               -         302,100               -
     Product development and research                         1,123,018       2,038,170       3,881,901       6,763,622
                                                           -------------   -------------   -------------   -------------

        Total expenses                                        2,461,191       6,626,944       9,291,408      17,965,135
                                                           -------------   -------------   -------------   -------------

Loss from operations                                         (2,017,494)     (6,000,228)     (8,631,202)    (16,570,966)
                                                           -------------   -------------   -------------   -------------

Other income (expense):
     Interest income                                                703          37,744          10,748         134,065
     Interest expense                                          (851,652)        (62,056)     (1,915,514)       (167,564)
                                                           -------------   -------------   -------------   -------------

        Total other income (expense), net                      (850,949)        (24,312)     (1,904,766)        (33,499)
                                                           -------------   -------------   -------------   -------------

Loss from operations before equity in net loss
        of affiliate                                         (2,868,443)     (6,024,540)    (10,535,968)    (16,604,465)

Equity in net income (loss) of affiliate                         50,386        (130,950)       (138,341)       (334,077)
                                                           -------------   -------------   -------------   -------------

Net loss                                                     (2,818,057)     (6,155,490)    (10,674,309)    (16,938,542)

Other comprehensive income (loss) - foreign
        currency translation                                      2,748           6,531          (5,739)        (21,706)
                                                           -------------   -------------   -------------   -------------

Comprehensive loss                                         $ (2,815,309)   $ (6,148,959)   $ (10,680,048)  $ (16,960,248)
                                                           =============   =============   =============   =============


Basic and diluted net loss per common share                $      (0.11)   $      (0.51)   $      (0.37)   $      (1.51)
                                                           =============   =============   =============   =============




     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                     -------------------------------
                                                                                         2003             2002
                                                                                     --------------  ---------------
Cash flows from operating activities:
      Net loss                                                                       $ (10,674,309)  $  (16,938,542)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
         Additional compensation expense related to issue of stock options
                and common stock                                                                 -           12,499
         Interest expense related to issuance of common stock to Breckenridge              358,001                -
         Accretion of discount on note receivable from affiliate                            (9,200)         (13,983)
         Accretion of discount on note payable to affiliate                                      -           34,193
         Accretion of discount on note payable                                                   -           28,143
         Amortization of investment in affiliate                                           125,478                -
         Accretion of discount on Series D Debentures                                      867,730                -
         Impairment loss on convertible note receivable and related
                accrued interet                                                                  -        1,523,842
         Impairment loss on intangible assets                                            1,124,085                -
         Depreciation and amortization                                                     355,060          401,385
         Equity in net loss of affiliate                                                    12,863          334,077
         Foreign exchange gain                                                              (9,338)         (21,706)
         Changes in assets and liabilities:
           Accounts receivable                                                              23,685          (82,611)
           Interest and other receivables                                                    1,761         (112,639)
           Inventory                                                                        43,094          (25,788)
           Prepaid expenses and other current assets                                       142,370          (21,415)
           Other assets                                                                    107,346           (1,504)
           Accounts payable                                                              1,490,837        2,010,341
           Accrued payroll and other compensation                                        3,095,168                -
           Accrued liabilities                                                             (95,968)       4,596,472
           Accrued liabilities - related party                                                   -           (8,333)
           Other current liabilities                                                             -            1,392
           Deferred revenues                                                              (142,980)          35,739
           Bank overdraft                                                                  178,358                -
                                                                                     --------------  ---------------

         Net cash used in operating activities                                          (3,005,959)      (8,248,438)
                                                                                     --------------  ---------------

Cash flows from investing activities:
      Repayment of notes receivable                                                        402,765                -
      Issuance of notes receivable                                                               -         (820,000)
      Purchase of property and equipment                                                         -          (78,699)
                                                                                     --------------  ---------------

         Net cash provided by (used in) investing activities                               402,765         (898,699)
                                                                                     --------------  ---------------

Cash flows from financing activities:
      Proceeds from sale of Class A common stock, net                                    3,491,822       10,122,346
      Proceeds of note payable to related parties                                                -          359,060
      Proceeds from other notes payable                                                          -           75,000
      Payments on note payable to affiliate                                                      -         (562,500)
      Proceeds from long-term debt                                                          (3,312)               -
      Payments on Series D Debentures                                                     (650,000)               -
      Payments on note payable                                                            (250,000)      (1,030,000)
      Payments on other note payable                                                        (8,364)               -
                                                                                     --------------  ---------------

         Net cash provided by financing activities                                       2,580,146        8,963,906
                                                                                     --------------  ---------------

Net (decrease) increase in cash and cash equivalents                                       (23,048)        (183,231)

Cash and cash equivalents at beginning of period                                            23,739          201,401
                                                                                     --------------  ---------------

Cash and cash equivalents at end of period                                           $         691   $       18,170
                                                                                     ==============  ===============

     See accompanying notes to condensed consolidated financial statements.

                                Fonix Corporation
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)




                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                       -----------------------------
Supplemental disclosure of cash flow information:                                          2003           2002
                                                                                       -------------- --------------

      Cash paid during the period for interest                                         $       3,689  $     117,326

Supplemental Schedule of Non-cash Investing and Financing Activities:

      For the Nine Months Ended September 30, 2003:

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


      For the Nine Months Ended September 30, 2002:

        Issued 13,394,216 shares of Class A common stock for $1,064,970 in subscriptions receivcable

        Warrants for the purchase of 625,000 shares of Class A common stock, valued at $1,472,400, expired


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

Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-K.

Business Conditions - The Company's revenues decreased from $834,076 for the three months ended September 30, 2002, to $456,818 for the three months ended September 30, 2003, and decreased from $1,812,057 for the nine months ended September 30, 2002, to $1,678,221 for the nine months ended September 30, 2003. The Company has incurred significant losses since inception, including a net loss of $10,674,309 for the nine months ended September 30, 2003. The Company incurred negative cash flows from operating activities of $3,005,959 during the nine months ended September 30, 2003. As of September 30, 2003, the Company had an accumulated deficit of $204,681,229, negative working capital of $18,299,221, accrued employee wages of $8,360,977, and accounts payable over 60 days past due of $4,095,400. Sales of products and revenue from licenses based on the Company's technologies have not been sufficient to finance ongoing operations, although the Company has limited capital available under an equity line of credit. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence is dependent upon several factors, including the Company's success in (1) increasing license, royalty and services revenues, (2) raising sufficient additional funding, and
(3) minimizing operating costs. The accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2003 and 2002, there were outstanding common stock equivalents to purchase 864,163 and 772,414 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months and nine months ended September 30, 2003 and 2002:

                                                           Three months ended September 30,
                                                           2003                         2002
                                               ---------------------------- ---------------------------------
                                                                 Per Share                    Per Share
                                                    Amount        Amount         Amount        Amount
                                               ---------------------------- ---------------------------------
Net loss attributable to common stockholders   $ (2,818,057)     $  (0.11)  $  (6,155,490)   $   (0.51)
                                               ===============   =========  ===============  ===========

Weighted average common shares outstanding       25,432,861                    12,060,264
                                               ===============              ===============

                                                           Nine months ended September 30,
                                                          2003                         2002
                                               ---------------------------- ---------------------------------
                                                                 Per Share                    Per Share
                                                    Amount        Amount         Amount        Amount
                                               ---------------------------- ---------------------------------
Net loss attributable to common stockholders   $  (10,674,309)   $  (0.37)  $  (16,938,542)  $   (1.51)
                                               ===============   =========  ===============  ===========

Weighted average common shares outstanding         29,112,833                   11,215,482
                                               ===============              ===============


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

Recently Enacted Accounting Standards - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "Primary Beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest, or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the Primary Beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies to variable interest entities created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. Originally FIN 46 applied in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003, however the FASB subsequently delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003. The Company does not expect the provisions of FIN 46 to have a material effect on future interim or annual financial statements.

Revenue Recognition - The Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, "Software Revenue Recognition" and related interpretations. The Company generates revenues

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Deferred revenue at September 30, 2003, and December 31, 2002, consisted of the following:


                                                                                      September 30,           December 31,
Description                                   Criteria for Recognition                     2003                   2002
-----------                         ----------------------------------            ----------------------  --------------------
Deferred unit royalties             Delivery of units to end users or
and licence fees                    expiration of contract                        $              690,852  $            794,737
Deferred customer                   Expiration of period covered by
support                             support agreement                                             20,416                59,511
                                                                                  ----------------------  --------------------
Total deferred revenue                                                            $              711,268  $            854,248
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

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

At September 30, 2003, the Company had stock-based employee compensation plans. The Company accounts for the plans under the recognition method and measurement principles of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and the related Interpretations. Had compensation expense for these options been determined in accordance with the method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net loss per common share would have been increased to the pro forma amounts indicated below:

                                                                  Three Months Ended
                                                               Sep 30,             Sep 30,
                                                              2003                 2002
                                                        ------------------  -------------------
      Net loss:
               As reported                              $      (2,818,057)  $       (6,155,490)
                                                        ------------------  -------------------

                                     Deduct:

               Total stock-based employee compensation
               benefit (expense) determined under fair
               value based method for all awards, net
               of forfeitures                                     (16,972)            (119,181)
                                                        ------------------  -------------------
               Pro forma                                $      (2,835,029)  $       (6,274,671)
                                                        ==================  ===================
      Basic and diluted net loss per common share:
                                            As reported $           (0.11)  $            (0.51)

                                             Pro forma  $           (0.11)  $            (0.52)

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                    Nine Months Ended
                                                           Sep 30, 2003           Sep 30, 2002
                                                        ------------------  ---------------------
      Net loss:
               As reported                              $     (10,674,309)  $        (16,938,542)
                                                        ------------------  ---------------------

                                     Deduct:

               Total stock-based employee compensation
               benefit expense determined under fair
               value based method for all awards                 (110,431)              (357,543)
                                                        ------------------  ---------------------
               Pro forma                                $     (10,784,740)  $        (17,296,085)
                                                        ==================  =====================
      Basic and diluted net loss per common share:
                                            As reported $           (0.37)  $              (1.51)
                                             Pro forma  $           (0.37)  $              (1.54)


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

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note Receivable - In connection with the collaboration agreement with Audium, in February and May 2001, the Company advanced an aggregate of $400,000 to Audium as a bridge loan under a note (the "Audium Note"). The Audium Note bears interest at a rate of five percent per year and has a term of four years. Additionally, the Audium Note is convertible into shares of Audium Series A Preferred Stock at a price of $1.46 per share in the event of (i) Audium's raising an additional $2,000,000 prior to October 6, 2002, (ii) Audium's merger or consolidation, (iii) a qualified public offering of Audium's common stock,
(iv) an event of default under a note payable from Fonix (see Fonix Note, discussed below under "Note Payable to Affiliate"), or (v) Audium's aggregate gross revenues for the months of January through June 2003 exceeding $1,000,000. The Audium Note is secured by Audium's intellectual property. Further, at the closing, Audium granted the Company a fully paid, worldwide, non-exclusive license to Audium's software to make, manufacture, and use the software and any derivative works if Audium declares bankruptcy or ceases to do business.

Management determined that a 12 percent annual interest rate better reflects the risk characteristics of the Audium Note. Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $302,909. The Company is currently discussing potential methods of converting the remaining balance due under the Audium Note.

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

The difference between the total purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit at the time of the purchase was $2,700,727, which was allocated to capitalized software technology. The excess purchase price allocated to the capitalized software technology was amortized on a straight-line basis over a period of eight years. After the impairment in the investment in Audium discussed below, the remaining excess purchase price was $1,008,002 and is being amortized over the remaining portion of the eight- year period.

The investment in Audium does not provide the Company with rights to any technology developed by Audium; the Company must obtain a license should it choose to do so. Also, the Company would not own an interest sufficient to control Audium if the Company were to convert the Audium Note to Audium Preferred Stock. As a result, management has determined that it is appropriate to account for the investment, which represents 26.7 percent of Audium's voting stock at September 30, 2003, under the equity method and not as a research and development arrangement.

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Audium has incurred losses since the Company acquired the Audium Preferred Stock and as such, Audium does not have the ability to declare or pay preferred dividends on the Preferred Stock. The Company recognized losses for the three and nine months ended September 30, 2003 and 2002 as follows:


                                                       For the Three Months                        For the Nine Months
                                                       Ended September 30,                         Ended September 30,
                                              --------------------------------------      -------------------------------------

                                                     2003                2002                    2003               2002
                                              ------------------  ------------------      ------------------ ------------------
Company share of Audium net
income (loss)                                 $           92,212  $         (89,124)      $         (12,863) $        (208,602)
Amortization of difference
between purchase price of Audium
Preferred Stock and Company's
share of Audium's net
stockholders' deficit                         $         (41,826)  $         (41,826)      $        (125,478) $        (125,475)
                                              ------------------  ------------------      ------------------ ------------------
Total equity in income (loss) of              $           50,386  $        (130,950)      $        (138,341) $        (334,077)
affiliate                                     ==================  ==================      ================== ==================


A summary of the results of Audium's operations for the three and nine months ended September 30, 2003 and 2002 are as follows:


                                                       For the Three Months                        For the Nine Months
                                                       Ended September 30,                         Ended September 30,
                                              --------------------------------------      -------------------------------------

                                                     2003                2002                    2003               2002
                                              ------------------  ------------------      ------------------ ------------------
Revenues                                      $           69,044  $           77,015      $          431,450 $          167,505
Operating expenses                                       508,342             409,992               1,537,591            946,876
                                              ------------------  ------------------      ------------------ ------------------
Loss from continuing operations                        (439,298)           (332,977)             (1,106,141)          (779,371)
Other income                                             783,823                   -               1,058,085                  -
                                              ------------------  ------------------      ------------------ ------------------
Net income (loss)                             $          344,525  $        (332,977)      $         (48,056) $        (779,371)
                                              ==================  ==================      ================== ==================

Accordingly, for the nine months ended September 30, 2003, the Company recognized a loss of $138,341, consisting of $12,863 to reflect the Company's share of Audium's net loss for the nine months ended September 30, 2003, and $125,478 for the amortization of the difference between the purchase price of the Audium Preferred Stock and the Company's portion of Audium's net stockholders' deficit that is amortized on a straight-line basis over a period of eight years.

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

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

At December 31, 2001, the Company assessed the realizability of the investment in Audium and the Company wrote down the investment by $823,275. The write-down was a result of a decrease in the estimated cash flows expected to be realized from the investment due to overall decline in the economy and the potential impact on related markets for Audium's products. As of September 30, 2003, no further write-down was deemed necessary based on the estimated future cash flows of the investment.

Note Payable to Affiliate - The Fonix Note was payable in 13 monthly installments of $200,000 beginning on June 1, 2001, and bore no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. Through September 30, 2003, payments amounting to $1,800,000 had been made under the Fonix note. At September 30, 2003, the Company had an outstanding balance of $1,000,000 due under the Fonix note. The Company and Audium are currently discussing the possibility that Fonix will return 684,930 shares of Audium's Preferred Stock in exchange for Audium's release of Fonix under the Fonix note. Audium has not declared Fonix to be in default under the terms of the Fonix Note.

Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note. Accordingly, interest has been imputed at 12 percent, and the Company originally recorded a present value of $2,370,348 for the Fonix Note.

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill resulted from the purchase of assets from Force Computers, Inc., and from the acquisition of AcuVoice, Inc. The carrying value of goodwill remained unchanged at $2,631,304 during the nine months ended September 30, 2003. During 2002, the Company engaged Houlihan Valuation Advisors ("Houlihan"), an independent valuation firm, to assess the Company's goodwill for impairment. The resulting appraisal indicated that goodwill was not impaired. The Company performed an internal valuation of goodwill at June 30, 2003 based on the same factors used by Houlihan, and determined that the carrying value of goodwill was not impaired. However, should the Company's marketing and sales plans not materialize in the near term, the realization of the Company's goodwill could be severely and negatively impacted.

As of June 30, 2003, the Company modified its estimate of future cash flows to be provided by its intangible assets and determined that the carrying amount of intangibles was in excess of future cash flows provided by the intangibles. Accordingly, the Company recorded a charge of $1,124,086 during the quarter ended June 30, 2003, to fully impair the carrying value of the intangible assets.

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The components of intangible assets were as follows at September 30, 2003, and December 31, 2002:


                                           September
                                            30, 2003                   December 31, 2002
                                         --------------  -----------------------------------------------
                                             Gross            Gross                           Net
                                            Carrying        Carrying        Accumulated     Carrying
                                             Amount          Amount         Amortization     Amount
                                         --------------  ---------------  ----------------  ------------
Speech software technology               $           -   $      978,582   $      (104,397)  $  874,185
Customer relationships                               -          306,000           (30,600)     275,400
Patents                                              -          164,460          (164,460)           -
                                         --------------  ---------------  ----------------  ------------
Total Amortizing Intangible Assets                   -   $    1,449,042   $      (299,457)   1,149,585
                                         --------------  ---------------  ----------------

Indefinite-lived Intangible Assets
           Trademarks                                -                                          42,000
                                         --------------                                     ------------

Total Intangible Assets                  $           -                                      $ 1,191,585
                                         --------------                                     ============

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

6.  NOTES PAYABLE OTHER

During the second and third quarters of 2002, the Company entered into promissory notes with an unrelated third party in the aggregate amount of $75,000. These notes accrue interest at 18% annually and were originally due and payable with accrued interest during the second and third quarters of 2003. The Company and the lender agreed to extend the maturity dates of the notes to December 2003. The notes have a conversion feature that allows the holder to convert all or any portion of the principal amount and accrued interest into shares of the Company's common stock. The conversion price is calculated as the arithmetic average of the last closing bid price on each trading day during the five consecutive trading days immediately preceding the conversion. The value of the beneficial conversion option was not material.

During the first quarter of 2003, the Company entered into a promissory note with an unrelated third party converting accounts payable of $113,768 to a note payable. This note accrues interest at 10% annually and requires monthly minimum payments of the greater of $3,000 or 2% of aggregate proceeds from the Company's Third Equity Line of Credit and subsequent Equity Lines of Credit until the note has been fully paid. Under the loan agreement, the Company may not sell or transfer assets outside of the ordinary course of business, or enter a transaction resulting in

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

a change of control, without written permission from the creditor. Through September 30, 2003, principal payments totaling $8,364 were made under the promissory note.

7.  RELATED-PARTY NOTES PAYABLE

In connection with the acquisition of certain entities in 1998, the Company issued unsecured demand notes payable to former stockholders of the acquired entities in the aggregate amount of $1,710,000. Of the notes payable, $77,625 remained unpaid as of September 30, 2003. During 2000, the holders of these notes made demand for payment and the Company commenced negotiating with the holders of these notes to reduce the outstanding balance. No additional demands have been made and no payments have been made by the Company to the holders of these notes.

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

The aggregate advances of $415,550 are secured by the Company's intellectual property rights. As of September 30, 2003, the Lenders had deferred the interest payment due December 10, 2002, and had not converted any of the outstanding balance or interest into common stock.

8.  SERIES D CONVERTIBLE DEBENTURES

On October 11, 2002, the Company issued $1,500,000 of Series D 12% Convertible Debentures (the "Debentures"), due April 9, 2003, and 194,444 shares of Class A common stock to Breckenridge Fund, LLC ("Breckenridge"), an unaffiliated third party, for $1,500,000 before offering costs of $118,282. The outstanding principal amount of the Debentures was convertible at any time at the option of the holder into shares of the Company's common stock at a conversion price equal to the average of the two lowest closing bid prices of the Company's Class A common stock for the twenty trading days immediately preceding the conversion date, multiplied by 90%.

The Company determined that Breckenridge had received a beneficial conversion option on the date the Debentures were issued. The net proceeds of $1,381,718, were allocated to the Debentures and to the Class A common stock based upon their relative fair values and resulted in allocating $524,445 to the Debentures, $571,111 to the related beneficial conversion option, $372,552 to the 194,444 shares of Class A common stock, less $86,390 of deferred loan costs. The resulting $975,555 discount on the Debentures and the deferred loan costs were amortized over the

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

term of the Debentures as interest expense.

In connection with the issuance of the Debentures, the Company issued, as collateral to secure its performance under the Debenture, 2,083,333 shares of Class A common stock (the "Collateral Shares"), which were placed into an escrow pursuant to an escrow agreement. Under the escrow agreement, the Collateral Shares would not be released to Breckenridge unless the Company is delinquent with respect to payments under the Debenture.

The Debentures were originally due April 9, 2003. However, the Company and Breckenridge agreed in January 2003 to modify the terms of the Debentures requiring the following principal payments plus accrued interest: $400,000 in January 2003; $350,000 in February 2003; $250,000 in March 2003; $250,000 in
April 2003; and $250,000 in May 2003. Additionally, the Company agreed to release 237,584 of the Collateral Shares to Breckenridge as consideration (the "Released Shares") to Breckenridge for revising the terms of the purchase agreement. The additional shares were accounted for as an additional discount of $285,100. The value of the shares was amortized over the modified term as interest expense. The Company did not make the last three payments as scheduled. Breckenridge asserted its rights under the Debenture agreement for penalties as the Company did not meet the prescribed payment schedule. Breckenridge asserted a claim of $379,290 which the Company disputed. Both parties subsequently agreed to satisfy the claim in full through the issuance of 1,550,000 shares of the Company's Class A common stock with a value of $224,750. The Company transferred the shares to Breckenridge on October 20, 2003, in full satisfaction of the claim and recorded the penalty as interest expense.

In connection with the issuance of the Debentures, the Company entered into a registration rights agreement in which the Company agreed to register the resale of the shares underlying the Debentures, the Collateral Shares, and the Released Shares. The Company filed a registration statement on Form S-2, which became effective February 14, 2003. Additionally, the Company filed another registration statement on July 2, 2003, which was declared effective on July 7, 2003, which included shares issuable to Breckenridge in connection with the Debentures. The Company was obligated to file such post-effective amendments as necessary to keep the registration statements effective as required by the registration rights agreement.

Through September 30, 2003, the Company had paid $650,000 of the outstanding principal, together with $54,350 in accrued interest. Additionally, through September 30, 2003, the holder of the Debentures converted the remaining $850,000 principal amount and $40,609 in interest into 7,359,089 shares of Fonix Class A common stock.

As part of the Debenture agreement, the Company was required to pay Breckenridge a placement fee in the amount of $350,000 payable in stock at the conclusion of the Debenture. The Company satisfied the obligation through the issuance of 2,000,000 shares of the Company's Class A common stock valued at $0.175 per share. The Company recorded the expense as interest expense in the accompanying financial statements.

9. PREFERRED STOCK

The Company's certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company's board of directors may designate.

Series A Convertible Preferred Stock - At September 30, 2003, there were 166,667 shares of Series A convertible preferred stock outstanding. Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock. At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 for a 15 day period, the shares of Series A convertible preferred stock are automatically converted into Class A common stock. In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

shares of common stock for each share of Series A convertible preferred stock.

10.  EQUITY LINES OF CREDIT

Third Equity Line of Credit - In June 2002, the Company entered into a third equity line agreement (the "Third Equity Line") with a third party investor (the "Equity Line Investor"). Under the Third Equity Line, the Company has the right to draw up to $20,000,000 under terms substantially identical to the initial Equity Line. On June 27, 2002, the Company filed with the SEC a registration statement on Form S-2 to register the resale of up to 5,000,000 shares of the Company's Class A common stock by the Equity Line Investor, which became effective during January 2003. During the third and fourth quarters of 2002, the Equity Line Investor advanced the Company $182,676 against future draws on the Third Equity Line (see Note 7 above). The balance owing on the advance is included in accrued liabilities in the accompanying financial statements at December 31, 2002. As of December 31, 2002, no shares had been issued under the Third Equity Line.

For the nine months ended September 30, 2003, the Company received $2,625,000 in funds drawn under the Third Equity Line, less commissions and fees of $64,120, and issued 5,000,000 shares of Class A common stock to the Equity Line Investor.

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

For the nine months ended September 30, 2003 the Company received $968,411 in funds drawn under the Fifth Equity Line, less commissions and fees of $74,501, and issued 8,664,542 shares of Class A common stock to the Equity Line Investor.

11.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Reverse Stock Split - On March 24, 2003, the Company's shareholders approved a one-for-forty reverse stock split of its outstanding Class A common stock and common stock options and warrants. The stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Class A Common Stock - During the nine months ended September 30, 2003, 13,664,542 shares of Class A common stock were issued in connection with draws on the equity lines (see Note 10), 237,584 shares were issued in connection with the Breckenridge modification agreement, 2,000,000 shares were issued related to the Breckenridge placement fee, 1,550,000 shares were issued related to the Breckenridge penalty and 7,359,089 shares were issued under conversion notices from Breckenridge (see Note 8). No shares of Class A common stock were issued as a result of the exercise of stock options or warrants during the same period.

Stock Options - During the nine months ended September 30, 2003, the Company granted options to employees to purchase 261,125 shares of Class A common stock. The options have exercise prices of $0.21 to $1.60 per share, which were the quoted fair market values of the stock on the dates of grant. The options granted vest over the three years following issuance. Options expire within ten years from the date of grant if not exercised. Using the Black- Scholes pricing model, the fair value of the employee options was $0.21 to $1.60 per share. As of September 30, 2003, the Company had a total of 817,913 options to purchase Class A common shares outstanding.

Warrants - As of September 30, 2003, the Company had warrants to purchase a total of 46,250 shares of Class A common stock outstanding that expire through 2010.

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

The Company did not have sufficient cash to pay the first installment payment due May 1, 2003. The Company reached an agreement with the Department of Labor to extend the commencement date for installment payments to August 1, 2003 and has made the required payments due under the modified agreement.

If not paid in cash, employees may elect to receive a portion of their wages in registered shares of the Company's Class A common stock. However, the amount that represents minimum wage and overtime, if any, as defined in the Fair Labor Standards Act of 1938, may not be paid with the Company's Class A common stock.

13. SUBSEQUENT EVENTS

Fifth Equity Line of Credit - Subsequent to September 30, 2003 and through November 17, 2003 the Company received $2,995,036 in funds drawn under the Fifth Equity Line, less commissions and fees of $108,181, and issued 14,186,985 shares of Class A common stock to the Equity Line Investor.

Series D Debentures - Pursuant to the fee agreeement as discussed above (See
Note 8 above), the Company was required to provide Breckenridge with $350,000 worth of the Company's Class A common stock. On October 22, 2003, the Company subsequently issued an additional 377,717 shares of the Company's Class A common stock with a value of $59,302 to Breckenridge in full satisfaction of the fee agreement.

Common Stock Purchase Agreement - On October 24, 2003, the Company issued 1,043,478 shares of its common

                                FONIX CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

stock to the Breckenridge Fund, LLC for $240,000, which was received that day.

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

Overview

Since inception, we have devoted substantially all of our resources to research, development, and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other intelligent devices. Through September 30, 2003, we have incurred significant cumulative losses, and losses are expected to continue until the effects of recent marketing and sales efforts begin to take effect, if ever. We continue to emphasize delivery and sales of our applications and solutions ("Products") while achieving technology upgrades to maintain our perceived competitive advantages. Fonix Products are based on the Company's speech-enabling technologies, which include text-to-speech ("TTS") and neural network-based automated speech recognition ("ASR"). ASR and TTS technologies are sometimes collectively referred to in this report as "Core Technologies."

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

Our revenues decreased from $834,076 for the three months ended September 30, 2002, to $456,818 for the three months ended September 30, 2003, and decreased from $1,812,057 for the nine months ended September 30, 2002, to $1,678,221 for the nine months ended September 30, 2003. We have incurred significant losses since inception, including a net loss of $10,674,309 for the nine months ended September 30, 2003. We incurred negative cash flows from operating activities of $3,005,959 during the nine months ended September 30, 2003. As of September 30, 2003, we had an accumulated deficit of $204,681,229, negative working capital of $18,299,221, accrued employee wages of $8,360,977, and accounts payable over 60 days past due of $4,095,400. Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations, although we have limited capital available under an equity line of credit. These matters raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon several factors, including our success in (1) increasing license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs. Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through the sale of our equity securities, primarily the fifth equity line.

In 2002 and for the first nine months of 2003, we experienced slower development of markets for speech applications than had been anticipated due to several factors. First, the limited resources with which we have been operating (due to the delay in accessing funds from the third equity line) hampered our ability to aggressively support marketing and sales as originally anticipated. Additionally, time and resources required to develop certain products have been greater than originally anticipated, and, with limited resources available, we have not been able to expedite such development. Further, the ongoing U.S. economic slowdown has slowed customer acceptance in target markets, especially in the telecommunications sector where previously expected recovery has yet to materialize, and has in fact deteriorated further. The occurrence of these conditions has caused us to (i) reduce our emphasis on consumer applications because of the significant resources required to develop retail markets, (ii) reduce our development and marketing efforts in the computer telephony and server-based markets, and (iii) increase our emphasis and focus on mobile and wireless applications, automotive speech interface solutions, and assistive markets, where management believes we enjoy the greatest technological and market advantage.

In order to assess future gross revenues, we have evaluated the life cycle of our Products and the periods in which we will receive revenues from them. Widespread deployment of speech applications, solutions, and interface products is growing, especially for the types of Products we develop and market. However, certain speech Products, specifically those which are useful in the telecommunications segment, have been severely impacted by declining market conditions over the past 18 to 24 months. Nevertheless, speech applications and interface solutions useful in devices such as smart-phones, PDAs, cell phones, assistive devices for the sight-impaired, and other mobile and wireless devices are beginning to enjoy user acceptance and market demand. Our experience has indicated that original equipment manufacturers ("OEMs"), value added resellers ("VARs"), software developers, and other users typically integrate a new application or interface product (such as speech) initially into only one or two products. Then, as market and user acceptance of the technology increases, as applications are proven reliable, and as cost of production and delivery decreases on a per-unit basis, the applications typically are expanded into broader product lines. As a result, initial sales volumes in early OEM integration periods are expected to be low, but will grow at a substantial pace in subsequent periods as (i) OEM customers expand product offerings and (ii) the customers of OEMs commit to and release speech applications in their products. We expect growth to continue for four to six years, but expect the rate of growth to slow as the market matures toward the end of that period.

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

The speech software technology was tested for impairment in December 2001 and December 2002. Due to the down-turn in the software industry and the U.S. economy, operating losses and cash used in operating activities during the fourth quarter of 2001 were greater than anticipated. Based on that trend, management revised estimated net future cash flows from the speech technology, which resulted in recognition of an impairment loss of $5,832,217 during the fourth quarter of 2001. No further impairment was deemed necessary at December 31, 2002. At June 30, 2003, the Company again tested the technology for impairment and determined, based on estimated future cash flows from the speech technology that the remaining balance had become impaired which resulted in recognition of an impairment loss of $1,124,086 during the quarter ended June 30, 2003, of which $821,986 was recorded in cost of revenues.

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

           Deferred revenue as of September 30, 2003 and December 31, 2002, consisted of the following:


                                                                                      September 30,           December 31,
Description                                   Criteria for Recognition                     2003                   2002
-----------                         ----------------------------------            ----------------------  --------------------
Deferred unit royalties             Delivery of units to end users or
and licence fees                    expiration of contract                        $              690,852  $            794,737
Deferred customer                   Expiration of period covered by
support                             support agreement                                             20,416                59,511
                                                                                  ----------------------  --------------------
Total deferred revenue                                                            $              711,268  $            854,248
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

Imputed Interest Expense and Income - Interest is imputed on long-term debt obligations and notes receivable where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics. (See Notes 5 and 7 to the condensed consolidated financial statements.)

Recently Enacted Accounting Standards - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "Primary Beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest, or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the Primary Beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. Originally, FIN 46 applied in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a VIEs that it acquired before February 1, 2003, however the FASB subsequently delayed the effective date of this provision until the first interim or annual period ending after December 15, 2003.

Results of Operations

Three months ended September 30, 2003, compared with three months ended September 30, 2002

During the three months ended September 30, 2003, we recorded revenues of $456,818, reflecting a decrease of $377,258 or 45.2% over the same period in the previous year. The decrease is primarily attributable to decreases in hardware sales, decreased revenues from non-recurring engineering projects and decreased DecTalk royalty payments.

Cost of revenues were $13,121 for the three months ended September, a decrease of $194,239 or 93.7% over the same period in the previous year. The decrease is attributable to the overall decrease in hardware sales and the associated cost of the hardware.

Selling, general and administrative expenses for the three months ended September 30, 2003, were $1,338,173, a decrease of $1,726,759, or 56.3% compared to the same period in the previous year. The decrease includes decreases of approximately $1,030,000 in compensation-related expenses due to reductions in personnel; approximately $170,000 in decreased insurance expenses related to coverage for officers and directors; approximately $102,000 in other operating expenses due primarily to limited resources; approximately $63,000 in decreased legal and accounting expenses due to reduced litigation and regulatory filings; approximately $61,000 in occupancy costs due to the termination of a lease; approximately $51,000 in promotion and advertising due to limited resources, approximately $53,000 in travel related expenses due to limited resources and approximately $32,000 in depreciation due to various assets being fully depreciated during 2003 and the lack of additional purchases due to limited resources.

Product development and research expenses for the three months ended September 30, 2003, were $1,123,018, a decrease of $915,152 or 44.9% over the same period in the previous year. The decrease resulted primarily from decreased compensation-related expenses of approximately $915,000 due decreases in personnel; approximately $23,000 in decreased amortization expenses due to the write-down of intangible assets at June 30, 2003; approximately $15,000 in travel related expenses due to limited resources, and approximately $15,000 in occupancy costs due to the termination of a lease.

At September 30, 2002, the Company recorded an impairment loss in the amount of $1,523,842 on its convertible note receivable from Unveil Corporation. Management believed that Unveil's financial condition had declined and recognition of the impairment was appropriate at that time.

Nine months ended September 30, 2003, compared with nine months ended September 30, 2002

During the nine months ended September 30, 2003, we recorded revenues of $1,678,221, reflecting a decrease of $133,836 or 7.4% over the same period in the previous year. The decrease is primarily attributable to decreased hardware sales of approximately $260,000 and decreased DecTalk royalty revenues of approximately $116,000, partially offset by increased NRE revenues of approximately $142,000 and increased revenues from our Korean subsidiary of approximately $124,000.

Cost of revenues for the nine months ended September 30, 2003, were $1,018,015, an increase of $600,127 or 143.6% over the same period in the previous year. The increase is due to the impairment charge of approximately $822,000 (see Note 4 to the condensed consolidated financial statements). Without the effect of the impairment charge, cost of revenues decreased by approximately $222,000. The decrease is attributable to the overall decrease in hardware sales and the associated cost of the hardware.

Selling, general and administrative expenses for the nine months ended September 30, 2003, were $5,107,407, a decrease of $4,570,264 or 47.2% over the same period in the previous year. The decrease results primarily from decreases of approximately $2,600,000 in compensation-related expenses due to reductions in personnel; approximately $400,000 in travel related expenses; approximately $352,000 in legal and accounting expenses due decreased litigation and regulatory filings; approximately $276,000 in other operating expenses primarily related to insurance for directors and officers; approximately $227,000 in promotion and advertising expenses due to limited resources; approximately $86,000 in consulting expenses to decreased reliance on outside consultants, and approximately $81,000 in occupancy expenses related to the termination of a lease. We recorded an impairment charge of $302,000 during the second quarter of 2003, related to certain intangible assets (See Note 4 to the condensed consolidated financial statements).

Product development and research expenses for the nine months ended September 30, 2003, were $3,881,901, a decrease of $2,881,721 or 42.6% over the same period in the previous year. The decrease includes decreases of approximately $2,279,000 in compensation-related expenses due to reductions in personnel; approximately $378,000 in consulting expenses due to decreased reliance on outside consultants; approximately $149,000 on travel related expenses due to limited resources; and approximately $148,000 of other operating expenses.

Liquidity and Capital Resources

We must raise additional funds to be able to satisfy our cash requirements during the next 12 months. Our research and development, corporate operations, and marketing expenses will continue to require additional capital. Because we presently have only limited revenue from operations, we intend to continue to rely primarily on financing through the sale of our equity and debt securities to satisfy future capital requirements until such time as we are able to enter into additional third-party licensing, collaboration, or co-marketing arrangements such that we will be able to finance ongoing operations from license, royalty and services revenues. There can be no assurance that we will be able to enter into such agreements. Furthermore, the issuance of equity or debt securities which are or may become convertible into our equity securities in connection with such financing could result in substantial additional dilution to the our stockholders. At September 30, 2003, we had $19,008,660 available to draw under the fifth equity line of credit.

Net cash used in operating activities of $3,005,959 for the nine months ended September 30, 2003, resulted principally from the net loss incurred of $10,674,309 offset by increases in accrued payroll and other compensation of $3,095,168; non-cash expenses pertaining to depreciation, amortization and accretion of $1,339,068; impairment charge on intangible assets of $1,124,085; accounts payable of $1,490,837; interest expense associated with the issuance of common stock to Breckenridge of $358,001 and equity in net loss of affiliate of $12,863. Net cash provided by investing activities of $402,765 for the nine months ended September 30, 2003, consisted of collections under a convertible note receivable of $402,765. Net cash used in operating activities was offset by net cash provided by financing activities of $2,580,146 consisting primarily of the receipt of $3,491,822 in cash related to the sale of shares of Class A common stock offset, in part, by $650,000 in payments on Series D Debentures and $250,000 in payments on other notes payable.

We had negative working capital of $18,299,221 at September 30, 2003, compared to negative working capital of $14,428,750 at December 31, 2002. Current assets decreased by $636,723 to $54,121 from December 31, 2002, to September 30, 2003. Current liabilities increased by $3,233,748 to $18,353,342 during the same period. The change in working capital from December 31, 2002, to September 30, 2003, was primarily attributable to the impairment of the intangible assets at June 30, 2003, collection of the convertible note receivable, utilization of prepaid assets, decreased inventory and the increase in accrued payroll and other compensation. Total assets were $4,171,125 at September 30, 2003, compared to $6,523,480 at December 31, 2002.

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

Note Receivable - In connection with the collaboration agreement with Audium, in February and May 2001, we advanced an aggregate of $400,000 to Audium as a bridge loan under a note (the "Audium Note"). The Audium Note bears interest at a rate of 5 percent per year, has a term of four years and is convertible into shares of Audium Series A Convertible Preferred Stock ("Audium Preferred Stock"). The Audium Note is convertible into shares of Audium Preferred Stock at a price of $1.46 per share in the event of (i) Audium's raising an additional $2,000,000 prior to October 6, 2002, (ii) Audium's merger or consolidation,
(iii) a qualified public offering of Audium's common stock, (iv) an event of default under a note payable from Fonix (see Fonix Note discussed below under "Note Payable to Affiliate"), or (v) Audium's aggregate gross revenues for the months of January through June 2003 exceeding $1,000,000. The Audium Note is secured by Audium's intellectual property. Further, at the closing, Audium granted to us a fully paid, worldwide, non-exclusive license to Audium's software to make, manufacture, and use the software and any derivative works if Audium declares bankruptcy or ceases to do business.

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

The investment in Audium does not provide us with rights to any technology developed by Audium; we must obtain a license should we choose to do so. Also, we would not own an interest sufficient to control Audium if we were to convert the Audium Note to Audium Preferred Stock. As a result, management has determined that it is appropriate to account for the investment, which represents 26.7 percent of Audium's voting stock at September 30, 2003, under the equity method and not as a research and development arrangement.

Accordingly, for the nine months ended September 30, 2003, the Company recognized a loss of $138,341, consisting of $12,863 to reflect our share of Audium's net loss for the nine months ended September 30, 2003, and $125,478 for the amortization of the difference between the purchase price of the Audium Preferred Stock and our portion of Audium's net stockholders' deficit that is amortized on a straight-line basis over a period of eight years.

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

At December 31, 2001, we assessed the realizability of the investment in Audium and we wrote down the investment by $823,275. The write-down was a result of a decrease in the estimated cash flows expected to be realized from the investment due to overall decline in the economy and the potential impact on related markets for Audium's products. As of September 30, 2003, no further write-down was deemed necessary based on the estimated future cash flows of the investment.

Note Payable to Affiliate - The Fonix Note is payable in 13 monthly installments of $200,000 beginning on June 1, 2001, and bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. Through September 30, 2003, payments amounting to $1,800,000 had been made under the Fonix note. At September 30, 2003, we had an outstanding balance of $1,000,000 due under the Fonix note. We are currently discussing with Audium the possibility that we will return 684,930 shares of Audium's Preferred Stock in exchange for Audium's release of us under the Fonix note. Audium has not declared us to be in default under the terms of the Fonix Note.

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

Series D Debentures

On October 11, 2002, we entered into a Securities Purchase Agreement with The Breckenridge Fund, LLC (the "Debenture Holder"), an unaffiliated third party, for the sale of our Series D 12% Convertible Debentures (the "Debentures") in the aggregate principal amount of $1,500,000. The outstanding principal amount of the Debentures was convertible at any time at the option of the holder into shares of our Class A common stock at a conversion price equal to the average of the two lowest closing bid prices of the Class A common stock for the twenty trading days immediately preceding the conversion date, multiplied by 90%. The Debentures were originally due April 9, 2003. On the earlier of December 20, 2002, or 45 days after the effective date of the registration statement filed in connection with the transaction (the "Initial Payment Date") and each 30-day anniversary of the Initial Payment Date, we were required to make principal payments of $250,000, plus accrued interest.

We subsequently amended the terms of the purchase agreement with the Debenture Holder to extend the repayment terms of the Debentures. Additionally, we agreed to the release of 237,583 shares of the Collateral Shares to the Debenture Holder as consideration (the "Released Shares") to the Debenture Holder for revising the terms of the purchase agreement.

In connection with the sale of the Debentures, we issued, as collateral to secure our performance under the Debenture, 2,083,333 shares of Class A common stock (the "Collateral Shares"), which were placed into an escrow pursuant to an escrow agreement. Under the escrow agreement, the Collateral Shares would not be released to the Debenture Holder unless we are delinquent with respect to payments under the Debenture. If we were delinquent under the revised payment schedule, the Debenture Holder is entitled to receive a penalty of five percent of the then- outstanding principal amount of the debenture, payable in cash or shares released from the Collateral Shares. Additionally, as further consideration for the sale of the Debentures, we issued 194,444 shares to the Debenture Holder (the "Additional Shares").

In connection with the sale of the Debentures, we agreed to register the resale of shares underlying the Debentures, the Collateral Shares, and the Additional Shares. We filed a registration statement (SEC File No. 333-102767) which registered the resale of up to 3,435,186 shares of stock issued or issuable in connection with the Debentures.

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

Through September 30, 2003, we had paid $650,000 of the outstanding principal, together with $54,350 in accrued interest. Additionally, through September 30, 2003, the holder of the Debentures had converted the remaining $850,000 principal amount and $40,609 in interest into 7,359,089 shares of Fonix Class A common stock. Subsequent to September 30, 2003, we transferrred to Breckenridge an additional 3,927,717 shares to fully satisfy all obligations under the Debentures.

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

For the nine months ended September 30, 2003, the Company received $2,625,000 in funds drawn under the Third Equity Line, less commissions and fees of $64,120, and issued 5,000,000 shares of Class A common stock to the Equity Line Investor.

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

We entered into an agreement with the Equity Line Investor to terminate the Third Equity Line, as well as the two prior equity lines, and cease further draws or issuances of shares in connection with the Initial Equity Line, the

Second Equity Line, and the Third Equity Line. Additionally, the Fourth Equity Line was terminated prior to any draws or puts of stock. As such, the only active equity line of credit is the Fifth Equity Line.

For the nine months ended September 30, 2003 we received $968,411 in funds drawn under the Fifth Equity Line, less commissions and fees of $74,501, and issued 8,664,542 shares of Class A common stock to the Equity Line Investor.

Common Stock, Stock Options and Warrants

Reverse Stock Split - On March 24, 2003, our shareholders approved a one-for-forty reverse stock split to our outstanding Class A common stock and common stock options and warrants. The stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

Class A Common Stock - During the nine months ended September 30, 2003, 13,664,542 shares of Class A common stock were issued in connection with draws on the equity lines (see Note 10 to the condensed consolidated financial statements), 237,584 shares were issued in connection with the Breckenridge modification agreement and 7,359,089 shares were issued under conversion notices from Breckenridge (see Note 8 to the condensed consolidated financial statements). No shares of Class A common stock were issued as a result of the exercise of stock options or warrants during the same period.

Stock Options - During the nine months ended September 30, 2003, we granted options to employees to purchase 261,125 shares of Class A common stock. The options have exercise prices of $0.21 to $1.60 per share, which was the quoted fair market values of the stock on the dates of grant. The options granted vest over the three years following issuance. Options expire within ten years from the date of grant if not exercised. Using the Black-Scholes pricing model, the fair value of the employee options was $0.21 to $1.60 per share. As of September 30, 2003, we had a total of 817,913 options to purchase Class A common shares outstanding.

Warrants - As of Setpember 30, 2003, we had warrants to purchase a total of 46,250 shares of Class A common stock outstanding that expire through 2010.

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

Most speech recognition products offered by other companies are based on technologies that are largely in the public domain and represent nothing particularly "new" or creative. The Fonix speech Products and Core Technologies are based on proprietary technology that is protected by various patents and trade secrets. Management believes our speech-enabled Products provide a superior competitive advantage compared to other technologies available in the marketplace. In addition, we believe our market focus on speech-enabled Products will be a substantial differentiator. To accomplish these objectives, we intend to proceed as follows:

           Substantially Increase Marketing and Sales Activities. We intend to expand our sales through partners, OEMs, VARs, direct sales, and existing sales channels, both domestically and internationally, who will focus on the wireless and mobile devices, telephony and server phone solutions, assistive and language learning devices, automotive integrated multi-media systems, and end-to-end or distributive speech systems. To address global opportunities, we will continue to develop and expand our sales and marketing teams in Asia, Europe, and the United States.

           Expand Strategic Relationships. We have a number of strategic collaboration and marketing arrangements with developers and VARs. We intend to expand such relationships and add additional similar relationships, specifically in the wireless and mobile devices, assistive and language learning devices, automotive systems, and end-to-end solutions. Further, when we are able to identify "first mover" speech- enabling applications in which we can integrate our Products and Core Technologies, we intend to investigate investment opportunities so we can obtain preferred or priority collaboration rights.

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

As noted above, as of September 30, 2003, we had an accumulated deficit of $204,681,229, negative working capital of $18,299,221, accrued employee wages and other compensation of $8,360,977, and accounts payable over 60 days past due of $4,095,400. Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations, although we have limited capital available under an equity line of credit. These matters raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon several factors, including our success in
(1) increasing license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs. Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through the sale of our equity securities, primarily the fifth equity line. We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations. Additionally, we are pursuing other types of commercial and private financing which could involve sales of our assets or sales of one or more operating divisions. Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables. Over the past 12 months, we have reduced our workforce by approximately 50%. This reduction in force may adversely affect our ability to fill existing orders. As we have noted in our annual report and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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


     31.1 Certification of President

     31.2 Certification of Chief Financial Officer

     32.1 Certification   of   President   Pursuant   to  Section   906  of  the
          Sarbanes-Oxley Act of 2002.

     32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports filed on Form 8-K during the three-month period ended September 30, 2003:

                     NONE.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Fonix Corporation



Date: November 18, 2003               /s/ Roger D. Dudley
                                    -------------------------------------------
                                    Roger D. Dudley, Executive Vice President,
                                    Chief Financial Officer
                                    (Principal financial officer)