Form 10-K
period 2003-12-31
FONIX CORP
filed 2004-04-14
CIK 855585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003, or

[   ]

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 0-23862

Fonix Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2994719 (I.R.S. Employer Identification No.)

9350 South 150 East, Suite 700

Sandy, Utah 84070

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 is approximately $4,029,000, calculated using a closing price of $0.205 per share on June 30, 2003.  For purposes of this calculation, the registrant has included only the number of shares directly held by its officers and directors as of June 30, 2003 (and not counting shares beneficially owned on that date), in determining the shares held by non-affiliates.

As of April 13, 2004, there were issued and outstanding 87,544,231 shares of our Class A common stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Fonix Corporation

2003 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Part I

Page

Item  1.

Business

3

Item  2.

Properties

38

Item  3.

Legal Proceedings

39

Item  4.

Submission of Matters to a Vote of Security Holders

39

Part II

Item  5.

Market for Registrant's Common Equity and Related Stockholder Matters

41

Item  6.

Selected Financial Data

45

Item  7.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

46

Item  8.

Financial Statements and Supplementary Data

63

Item  9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

63

Item 9a.

Controls and Procedures

64

Part III

Item 10.

Directors and Executive Officers of the Registrant

65

Item 11.

Executive Compensation

67

Item 12.

Security Ownership of Certain Beneficial Owners and Management

69

Item 13.

Certain Relationships and Related Transactions

72

Item 14.

Principal Accountant Fees and Services

72

Part IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

74

PART I

ITEM 1.

 BUSINESS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES.  OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY FONIX AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.  FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED “FORWARD-LOOKING STATEMENTS” AND ELSEWHERE IN THIS ANNUAL REPORT.  THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR’S FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT.

General

Fonix Corporation, a Delaware corporation (“we” or “Fonix”), is an industry leader in delivering conversational speech solutions to consumer systems and devices for everyday use.  Manufacturers and developers incorporate Fonix’s award-winning technology to provide their customers with an easy, convenient and reliable user experience.  Fonix currently offers voice technology for mobile/wireless devices, computer telephony systems, the assistive market and automobiles.  Fonix recently acquired LecStar Telecom Inc., a rapidly growing Atlanta-based regional provider of integrated communications services to businesses and consumers.  LecStar, a competitive local exchange carrier (“CLEC”), offers a full array of wireline voice, data, long distance and Internet services to business and residential customers throughout BellSouth’s Southeastern United States operating territory.  LecStar’s solid customer base offers a unique direct marketing and distribution channel for Fonix’s speech technologies and solutions.

We were incorporated under the laws of the State of Delaware on September 12, 1985.  Currently, we operate as two business units: Fonix Speech Group and Fonix Telecom Group.

Fonix Speech Group:

We deliver speech interface solutions and applications (“Products”) that empower people to interact conversationally with information systems and computing devices. Our Products are based on our speech-enabling technologies, which include text-to-speech (“TTS”) and neural network-based automated speech recognition (“ASR”).  ASR and TTS technologies are sometimes collectively referred to in this report as our “Core Technologies.”  We believe our intuitive speech-enabling Products enhance user productivity and efficiency in a broad range of markets including mobile and wireless devices; embedded speech solutions for automotive applications; entertainment game consoles; computer telephony and server applications; assistive and language learning applications for everyday use with computers and electronic devices; and client-to-server distributive speech processing and connectivity.

 Prior to 2002, we focused on research and development (“R&D”) and prototype development projects for customized applications.  The R&D and prototype development utilized the Core Technologies and development and marketing of multiple operating systems and hardware platforms. The transition from R&D and prototype development to standard speech Products began in 2002. We expect to leverage our standard speech Products across multiple platforms, Products and markets.

Fonix serves markets that are adopting speech-enabled solutions and applications. As memory requirements, noise robustness, recognition accuracy and efficiency of speech solutions become increasingly critical, Fonix expects its highly competitive solutions to meet customer demand for simple, convenient user interfaces

 We currently market speech Products that utilize our Core Technologies to industry-leading software developers, consumer electronics manufacturers, original device manufacturers, micro-processor manufacturers, third-party product developers, operating system developers, network developers, and wireless operators, as well as directly to consumers.  With the acquisition of LecStar, we expect that our distribution channel to consumers will increase.  We currently focus our marketing efforts toward embedded systems for automotive applications and wireless and mobile electronic devices, server-based solutions for telephony voice-activated applications, and enterprise distributive speech solutions. We pursue revenue opportunities through generation of royalty fees, product and technology licenses, product sales, non-recurring engineering fees, and support agreements.

Our speech interfaces are value-added solutions for computing and communications devices.  Manufacturers of consumer electronics products, software developers, wireless operators, telephony distributors, system integrators and value added re-sellers (VARs) can simplify the use and increase the functionality of their products and services by integrating Fonix speech solutions, resulting in broader market opportunities and significant competitive advantage. Fonix solutions support multiple hardware and software platforms, are environment and speaker independent, optimize cost and power efficiencies, provide easy integration within a relatively small memory requirement for embedded applications, and enhance scalability for high channel capacity for computer telephony and server-based systems.

Speech Group Market Focus

We deliver speech solutions in the following markets:

P

Mobile / Wireless

We provide speech interface solutions for mobile phones, Smartphones, PDAs, web pads and wireless communication devices. The award-winning Fonix VoiceDial™ is a totally interactive, hands-free software application that enables users to place calls and navigate device menus and applications simply by speaking. Fonix VoiceCentral™ is a hands-free software application for Pocket PC that allows users to access Personal Information Management (PIM) tools simply by speaking.

P

Automotive

Fonix AutoSuite™ solutions work as a natural voice interface inside an automobile for controlling and managing complex system functions. Navigation, climate control, multi-media, Internet and mobile phone access are just some of the hands-free, safety-minded voice-activated solutions for vehicles.

P

Computer Telephony and Server

Fonix ConnectMe™ is an innovative solution for computer telephony integration and server systems. ConnectMe is a voice-automated telephone operator that provides an efficient, professional means of routing incoming, outgoing and internal calls. Fonix also offers a voice interface solution  for 511 system integrators.  511 is the designated three-digit phone number for national travel information within the United States of America.

P

Assistive and Consumer Speech

Our solutions make everyday life a lot easier for people who are blind or have visual, vocal or mobility impairments, and for non-English speakers who are learning the language. Fonix DECtalk®, the best-known and most respected name in the assistive markets, transforms ordinary text into highly intelligible speech. We have taken our intuitive Core Technologies and applied them to everyday speech solutions for game consoles, PCs and other consumer devices such as cordless phones, electronic dictionaries, MP3s and toys.

P

Distributed Speech

Distributed or client device-to-server solutions combine the convenience of mobile devices with the power of network servers. Distributed speech technology enables the mobile device user in the field to still have access to a server network via user-friendly speech input/output.

Fonix Mobile / Wireless Solutions

We provide intuitive speech interfaces for mobile and wireless devices such as PDAs, Smartphones, other mobile phones, web pads, wireless communication devices and other consumer electronics.

Our speech solutions for mobile / wireless devices include:

P

Fonix VoiceDial

Fonix VoiceDialTM is a totally interactive, hands-free software application for Windows Mobile Pocket PC and Smartphone and Symbian devices that enables users to access mobile phone contacts simply by speaking. With VoiceDial, there is no need to scroll through menus or push buttons; users just speak the name of the contact. VoiceDial is speaker independent, so  no voice training is involved, including both contact names and digit dialing. The speech recognition is highly accurate, even in noisy environments like cars or airports. VoiceDial offers several prompting voices; users choose which voices to download to their device. All TTS voices are highly intelligible and will handle an unlimited vocabulary, even with difficult contact names.  It is available in multiple languages — English, French, German and Spanish. Current phones supported by Fonix VoiceDial include Nokia 6600, Nokia N-Gage, Nokia 3660/3620/3650/3600 and the Nokia 7650.

P

Fonix VoiceCentral

Fonix VoiceCentral™ is a totally interactive, hands-free software application for Windows Mobile Pocket PC and Smartphone devices that enables users to access Personal Information Management (PIM) tools simply by speaking. VoiceCentral incorporates the award-winning Fonix VoiceDial software, while adding several other significant capabilities. VoiceCentral allows users to manage email (listen to email, then choose to delete, reply with a .wav file or save), access calendar and tasks, launch or close any application simply by speaking, dial names directly from the contact list (users do not have to navigate multiple menu trees; they just say the name of the person they want to call), and dial a number directly using a continuous string of numbers.

Fonix Mobile / Wireless Market Opportunities

Our partners and original equipment manufacturers (OEMs) and original device manufacturers (ODMs) provide significant potential to reach users in many market areas. We have already seen significant market response to VoiceDial and expect to deliver in the following channels:

P

OEMs & ODMs: Our first VoiceDial contract delivered the solution on the Hewlett Packard (HP) Journada ® 928 WDA. We also have partnerships with Microsoft, Intel, TI, Hitachi, O2 and HTC and are aggressively pursuing additional OEM opportunities with Nokia, Sony-Ericsson, Accelent, NeoMagic, Siemens, Palm and Samsung.

P

Mobile Operators: We market VoiceDial and VoiceCentral through mobile operators such as AT&T Wireless, T-Mobile, Orange, Vodafone and Verizon. VoiceDial can be delivered in several methods including loading software directly on the device or over-the-air activation.

P

Innovative Retail Opportunities: The market for speech applications sold over the Internet is beginning to mature. Handango, PocketGear, PocketPC Passion and others allow us to distribute VoiceDial in high traffic Internet locations without the distribution costs of working with retail stores. We also provide VoiceDial and VoiceCentral on our website.

P

Bundled Solutions: Other complementary solutions are also channels for distribution of our products. Companies like Travroute have integrated our solutions into their applications. We foresee partners shipping the full VoiceDial and VoiceCentral functionality as a complement to their applications and devices.

We have several competitors offering a variety of speech technologies and products.  Companies like ART, Voice Signal and Neuvoice all deliver speaker-dependent and speaker-independent solutions. Other speech companies like IBM, Nuance and Scansoft may introduce competitive products.

Fonix Automotive Solutions

We provide speech applications for fully integrated multimedia automotive solutions.  These applications can be quickly deployed and adopted by the automotive electronics marketplace and are based on our proprietary Core Technologies. These solutions are ideal for automotive environments, because they are highly noise robust, require no user training, are available in many language options, require minimal computing resources and are available in a wide variety of automotive-qualified hardware configurations.

Today’s automakers require a solution platform that can provide a wide range of speech interface functionality. Fonix integrated speech solutions are developed to accommodate highly flexible, open-ended computing platforms that are able to serve a number of telematics applications. These applications provide the auto manufacturer as well as the driver the highest degree of flexibility and convenience.

The Fonix AutoSuite™ includes the following components:

P

Hands-free Phone Kit – Voice-enabled access to mobile phone contacts; users dial any contact with just their voice, no need to scroll through phone menus.

•

Stand-alone Navigation – Avoid dangerous manual entry; users access the car’s navigation system by simply speaking or spelling destinations.

•

Radio-based Multimedia – Voice access of standard radio functions.

P

Mid-range Stand-alone Multimedia – The radio-based voice interface with navigation and total multimedia added.

P

High-end Multimedia – Fully integrated hands-free phone, navigation systems, automotive command and control, and multimedia control.

Fonix AutoSuite Market Opportunities

We continue to seek partnerships and joint-marketing relationships with the leading silicon, operating systems and Tier 1 mobile suppliers to create compelling solutions for automotive OEMs. We continually work with our partners’ sales and marketing organizations to create and deploy speech interface solutions required by the automotive industry. Current Fonix automotive partners include Motorola, Hitachi, Yazaki North America, Volkswagen North America, Mitsubishi, Intel, Analog Devices, QNX, Sun Microsystems and WindRiver. Fonix has also had discussions directly with multiple Tier 1 suppliers such as Lear Automotive Systems, JCI and other OEMs to drive large-volume recurring revenue business.

Major competitors include IBM (Via Voice, Pervasive Computing), and Scansoft.  As our AutoSuite solutions are proven, we seek to enter into supplier relationships to create long-term, recurring revenue situations.

Fonix Computer Telephony and Server Solutions

We provide telephony and server-based solutions for automated phone directory and database information systems. We believe that traditional operator systems and other means of accessing information are becoming antiquated. Significant employee and personal time is lost trying to access information through keypad directories or because calls are blocked after hours.  Also, information stored or transferred through servers, PBX or databases may not easily be accessed through non-integrated platforms. Voice-automated systems are capable of integrating these markets and meeting customer expectations of competitive costs, easy installation with minimal change to their existing infrastructure and a simple user interface.

Fonix speech solutions for telephony and server systems include:

P

Fonix ConnectMe™

Fonix ConnectMe is a unique voice-automated telephone operator that provides an efficient, professional means of routing incoming, outgoing and internal calls. Customers and employees dial one number, speak the name of a person or a department and are quickly connected to the person or department they want to reach. Whether during peak business hours or late at night, ConnectMe’s 24-hour high-tech customer service capabilities ensure that all calls reach their intended destinations. By deploying ConnectMe, businesses increase employee efficiency and decrease the amount of time receptionists and office managers spend answering phones. ConnectMe handles all incoming calls simultaneously, so callers are never put on hold. It eliminates the annoyance of remembering and dialing extension numbers or looking up extensions in a phone directory. Employees can create, maintain and access their own phone lists, and can customize the delivery of calls. For example, while at lunch, employees can route calls to their cell phones or pre-define ConnectMe for weekends and holidays by creating a weekday schedule.  To our knowledge, no other company in this niche has emerged with a competitive product with our unique features, functionality and price.

P

511 Traffic Information System

In July 2000, the Federal Communications Commission (FCC) assigned “511” as the number for nationwide access to traveler information. 511 was designated as a free service and when fully implemented will cover the majority of roads in the U.S., helping travelers avoid congested routes and safety hazards. By dialing 5-1-1, callers can access information about route-specific weather and road conditions. Fonix and partner Meridian Environmental Technology, Inc. provide a 511 system in North Dakota.  Current markets in development include Nebraska, Montana and South Dakota, with other states scheduled to deploy the system in the near future.  Competition in the 511 market includes TellMe and IBM’s WebSphere.

Fonix Computer Telephony and Server Market Opportunities

We are well positioned to be a primary competitor in telephony products with ConnectMe. The value-add for customers using ConnectMe include the system’s appeal to customer satisfaction, immediate ROI, user convenience, easy installation and maintenance, and its ability to bring a professional “voice” to companies’ telephone operator systems.  Our market strategy is to sell ConnectMe through VARs and distributors, as well as to customers of LecStar.  Potential competitors in the telephony/server market nclude Phonetic Systems, Locus Dialog and Avaya.

Fonix Assistive and Consumer Speech Solutions

We provide a variety of speech solutions for the assistive community, language learning, games and toys, and consumer electronic devices.

P

The Assistive Market

Fonix solutions make everyday life a lot easier for people who are blind or have visual, vocal or mobility impairments. Fonix DECtalk is the industry’s premier text-to-speech engine, offering nine highly intelligible voices and six languages. Many users rely on Fonix DECtalk to read their email, the daily news or other documents, or to function as their voice to the outside world. In addition, we have expanded our solutions for the assistive market to incorporate the full line of Fonix TTS offerings, including high-quality concatenated TTS and high-recognition-rate ASR. These offerings meet assistive users’ needs whether someone has a learning disability requiring a more natural voice or a disabled user who requires voice-activated input methods. Current OEM partners in the assistive market include Dynavox, GW Micro, Prentke-Romich, Kurzweil Education Systems and Toby Churchill.

P

Language Learning

Fonix speech solutions are particularly useful for non-English speakers who are learning the language. In the speech-enabled language learning market, we have capitalized on DECtalk’s small memory footprint and high intelligibility and Fonix ASR’s high-recognition-rate capabilities. Speech-enabled language learning is an emerging market, especially in Asia. Several OEMs, including Eintech and TopGrade, are selling handheld electronic dictionaries that allow individuals to speak a word in their native language (like Korean) and have the text read back to them in English. Our other partners in the Asian market include E-Star Laboratories, NEC Custom Technica, Kodensha, Dream C&C and Dico. Educational electronic dictionary devices are growing in popularity in China and are expected to exceed a market volume of over 500,000 units per quarter. These channels expand our ability to serve millions of individuals while generating revenue on already existing technologies that can be diverse in their final application. Our goal is to become the primary supplier of speech solutions for OEMs providing language learning devices and systems.

P

PDA, PC and Electronic Devices

Fonix speech solutions apply the intuitive use of voice to tasks that users perform everyday. Many of these solutions are appropriate for multiple markets — assistive, mobile and wireless, and business and home users. Fonix Core Technologies enable users to interact naturally with electronic devices. With Fonix speech solutions, users may listen to documents of any length, have email read aloud, access programs and launch applications by speaking. We also offer solutions for cordless phones, toys, home audio, and MP3 Players.

Fonix speech solutions for PDAs and PCs include:

Fonix VoiceAlert™ gives users the ability to have scheduled meetings read aloud from a PDA telling details like who they will meet with and where, all without looking at the screen.

Fonix VoiceDirector™ allows PC users to launch desktop shortcuts or commonly used files and applications with the command of the user’s voice.

Fonix iSpeak™ reads email, digital books, documents and websites in a natural, human-sounding voice.

P

Game Consoles

Fonix voice command software is available for cross-platform game developers who wish to employ speech interfaces in games. In March 2004, we made Fonix VoiceIn™ commercially available to game developers that produce games on multiple game platforms.  Fonix voice command technology has been available in the Microsoft Xbox® developer’s kit (XDK) since February 2003, and now creators of cross-platform games can use the same voice command software for PlayStation®2 and PC games. Game developers worldwide can now build games that utilize a common API across PlayStation®2, Xbox® and PC platforms. Fonix VoiceIn software is optimized for game development where memory and processing power are at a premium.

Electronic Arts, the world’s largest game developer, has also licensed the Fonix voice platform for its game developers worldwide. EA signed a multiple year license agreement with Fonix for PlayStation®2 entertainment consoles and has an option to license Fonix speech solutions for additional game platforms.

Fonix VoiceIn voice command software is available to game developers in multiple languages, including English and UK English, German, French, Spanish, and Japanese. Additional languages, specifically Italian and Korean, will be available mid-2004.

C

Platforms, Ports, Processors

We support multiple microprocessors ("Chips") and operating systems ("OS").  The following chart identifies some of the Chips and OS platforms we support:

Types of Microprocessors	Types of Operating Systems
	Win32	WinCE	VxWorks	QNX	Linux	No OS Support Required
Analog Devices Blackfin ADSP-21535						!
ARM ARM ARM 9		! !				! !
Epson S1C33 Family
Hitachi SH-3 SH-4		! !	!	!
Intel SA-1110 PXA250 X86	!	! !		! !	!
MIPS MIPS 32-bit processor Family		!
Motorola MGT5100				!
NeoMagic MiMagic3 (NMS7210)		!
TI OMAP1510 (ARM9 core only)		!

Fonix Assistive and Consumer Speech Market Opportunities

Revenue potential in the assistive and consumer speech markets is significant as world markets evolve. In the assistive market, more governments are recognizing the benefits of providing accessibility to their disabled citizens. We expect significant market expansion as governments enact new regulations supporting and funding the use of speech-based solutions.

Also, with the acceptance of the Internet and an increasingly global economy, more people are endeavoring to learn foreign languages.  We believe that language learning tools, including translators and electronic dictionaries, will be a profitable market.

In the games market, Fonix VoiceIn is a compelling feature for today’s gamers.  Gamers seek enhancements that add excitement, interaction and realism.  Fonix VoiceIn allows developers to take voice command and control to a new level. Fonix speech technology gives players new access to games features, command and control functions, and menu navigation.  We expect this exciting new interface to expand market demand for games.

Our primary competitors in the above described markets  include ScanSoft, IBM, NextUp Technologies, Voice Signal and Premier Assistive Technology.

Fonix Distributed Speech Solutions

Distributed or client device-to-server  speech solutions are connected and/or wireless systems where an embedded device (usually a mobile device such as a cell phone or PDA) works with a network element such as a database or application server. Distributed speech technology enables the mobile device user in the field to  access a server network via user-friendly speech input/output. The solution is particularly useful for mobile workforces including sales reps, field service personnel, delivery services and field survey crews. Distributed solutions are essential when customers need the power and connectivity of an application server and direct interaction with a mobile device. This arrangement enables users to issue voice commands and get spoken feedback on information such as medical records, blueprints, customer/account contact information, and maps, or to perform financial transactions. Other examples of services this architecture can support include voice dialing, email reading, GPS navigation, calendar management, package delivery tracking, warehouse or filed inventory management and SMS text messaging.

Fonix Distributed Speech Market Opportunities

Fonix’s primary distributed speech marketing approach is to partner with data-base software platforms like Oracle that can incorporate our embedded speech technology with server functionality.  Partners may be network equipment or software vendors, telecommunications carriers and mobile equipment manufacturers. These partners will contribute technology on the network side for a better product solution that will in turn help us access a wider customer base.

Currently, our most active partner is Oracle®. In October 2003, we joined the Oracle PartnerNetwork as a member partner and are teaming with Oracle to deliver joint distributed speech solutions. Oracle offers a network application server, and we are working cooperatively to build a software interface between Oracle’s server and our handheld software.

Our competitors are primarily other embedded speech software vendors like IBM, ART and ScanSoft.  Our partners also have competitors, for example Oracle competes with Microsoft.  However, we are not precluded from working with our partners’ competitors.

Fonix Telecom Group:

On February 24, 2004, we completed our acquisition of all of the capital stock of LTEL Holdings Corporation (“LTEL”) and its wholly-owned subsidiaries, LecStar Telecom, Inc. and LecStar DataNet, Inc. (collectively “LecStar”).  LecStar, an Atlanta-based CLEC, offers wire-line voice, data, long distance, and Internet services to business and residential customers throughout BellSouth’s Southeastern United States operating territory.  The acquisition of LecStar significantly accelerates Fonix’s growth strategy by providing a recurring revenue stream, built-in customer base and new marketing channels.

LecStar serves small-to-medium sized businesses and residential customers with a balanced focus on high-density metropolitan areas and under-served smaller communities.  Services are offered at moderate discounts of BellSouth prices and delivered through the cost-effective use of LecStar’s own network facilities, Unbundled Network Elements (“UNEs”) leased from BellSouth and/or resold services acquired through wholesale agreements with other carriers.  LecStar’s provisioning systems are electronically bonded with BellSouth enabling the efficient ordering of services in real-time.  We believe that unlike many traditional CLECs which failed by putting short-term growth ahead of long-term fundamentals - attempting to grow more quickly than the market could sustain, adding new network assets to new geographical markets too soon, and/or relying on unsustainable revenues such as reciprocal compensation - LecStar took a unique and cost-effective approach to building its business. As a result, LecStar has low customer churn, a growing customer base and a deep, experienced management team.

In accordance with Statement on Financial Accounting Standards No. 141, Business Combinations, the aggregate purchase price for financial reporting purposes was $13,550,000 and consisted of the issuance of 7,036,802 shares of Class A common stock valued at $4,926,000 or $0.70 per share, 2,000 shares of 5% Series H non-voting, non-convertible preferred stock with a stated value of $10,000 per share valued at $4,000,000, and a 5% $10,000,000 secured, six-year promissory note valued at $4,624,000.  The value of the shares of Class A common stock was determined based on the average market price of the Fonix common stock over the three-day period before and after the terms of the acquisition were agreed to and announced.  The values of the Series H preferred stock and the promissory note were determined based on the estimated risk-adjusted cost of capital  to Fonix at the date of the acquisition.  The fair value of the Series H preferred stock was based on an imputed yield rate of 25% per annum and the discount on the promissory note of $5,376,000 was based on an imputed interest rate of 25% per annum.

LecStar Distribution Strategy

LecStar has entered into interconnection agreements with major incumbent carriers through the Southeast United States allowing LecStar to efficiently collocate network facilities with these carriers, lease UNEs, resell their services and utilize the carriers’ provisioning, installation, and maintenance services at favorable costs.  Interconnection and resale agreements have been entered with BellSouth, Qwest, US Lec, and Global Crossings for access to other network and wholesale access services so LecStar may market a full suite of communications solutions on par with other major carriers.

LecStar Utility Partnerships

LecStar has implemented a marketing and distribution channel strategy that it believes to be one of the most cost efficient in the industry.  LecStar has entered into strategic partnerships with local electric utilities in several parts of the Southeastern United States region to market co-branded voice and data services to residential and business customers, including Cobb Energy Management Corporation, EnergyUnited, Memphis Light, Gas and Water, and Allied Utilities.  In addition, LecStar has developed marketing partnerships with interconnect companies and value-added agents that market more complex telecommunication services to medium and large businesses.

Competition and Industry Position

LecStar operates in a highly competitive market with a large number of competitors.  Several of our key competitors have significantly greater financial resources, well-established brand names and reputations, larger customer bases and diverse strategic plans and technologies.  Often, telecommunication services companies will compete for consumers based on price.  The dominant providers conduct extensive advertising campaigns to capture market share.   Competitors with greater financial resources may also be able to provide more attractive incentive packages to agents to encourage them to carry products that compete with our services.  In addition, competitors with greater resources than ours may be better situated to negotiate more favorable contracts with agents and have the capital to rapidly deploy or leverage existing communications equipment and broadband networks.

In the provision of local access services, long distance services and data and integrated services, we face competition from incumbent local exchange carriers, competitive local exchange carriers, integrated communications providers and inter-exchange carriers who may have a more substantial marketing presence or possess their own network facilities and may offer services similar to ours at more favorable prices.  In addition, we face competition from Internet service providers and others who offer domestic and long distance service over the Internet at greatly reduced prices.

Both our competitors and we rely substantially on independent agents to market and sell our services to their respective customer bases.  Competitors may offer agents greater commissions, better terms or other incentives that hinder our use of these agents.  In addition, agents may enter into exclusive arrangements with competitors, which could hinder our ability to attract and retain agents.

We believe that various legislative initiatives including the Telecommunications Act have removed many of the remaining regulatory barriers to local exchange competition. Nevertheless, legislators and regulators are likely to provide incumbent local exchange carriers with increased pricing flexibility as competition increases.  If incumbent local exchange carriers are permitted to lower their rates substantially or engage in excessive volume or term discount pricing practices for their customers, the net income or cash flow of integrated communications providers and competitive local exchange carriers such as ours, could be materially adversely affected. Furthermore, several large long distance providers have entered local exchange services markets.  We cannot predict the number of competitors that will emerge as a result of currently existing or potential federal and state regulatory or legislative actions. Competition from the regional Bell operating companies with respect to inter-exchange services could have a materially adverse effect on our business.

Existing competitors are likely to continue to expand their service offerings to appeal to agents and consumers and new competitors are likely to enter the telecommunications market and attempt to market services similar to ours which will result in greater competition.  If our existing competitors or new competitors devote significant additional resources to the provision of international or national long distance telecommunications services to our customer base, such actions could have a material adverse effect on our business, financial condition and results of operations, and we can make no assurance that we will be able to compete successfully against such existing or new competitors.

In addition to traditional wireline competitors, we also face strong competition from competing telecommunication technologies.  There exist other technologies that provide greater bandwidth than our methods of transmission and may be used instead of our services.  Existing alternative technologies include:

$

Digital Subscriber Line Technology - Digital subscriber line technology was developed to produce higher data transfer rates over the existing copper-based telephone network. The data transfer rates for digital subscriber lines are reported to range between 144,000 bits of data per second and six million bits of data per second.

$

Cable Modems - Cable modems can allow users to send and receive data using cable television distribution systems. According to industry sources, cable modem users typically experience download speeds of 1.5 million bits of data per second.

$

Wireless Technologies - Wireless technologies, such as satellite and microwave communications systems, can provide high-speed data communications.  Not only are wireless technologies commercially deployed, there are significant tests underway to increase the bandwidth and availability of wireless technologies.

$

Integrated Services Digital Networks -  Integrated services digital networks have been offered by the incumbent local telephone companies over the existing copper-based telephone network for some time.  These services offer data transfer speeds of 128,000 bits of data per second. The development of new technologies or the significant penetration of alternative technologies into our target market may reduce the demand for our services and harm our business.

$

Voice of Internet Protocol -  Voice of Internet Protocol usually permits broadband users to place and receive local and long distance calls using the Internet.  When compared to traditional wireline services, VOIP is usually less expensive.

$

Power Line Carrier - Providing telecommunication service using electrical  utilities’ infrastructure has been successfully deployed in Europe for a number of years; however, in the United States this technology has experienced limited commercial deployment to date.  Several entities are researching this technology and have announced plans to launch testing its commercial viability.

Fonix’s Internet address is www.fonix.com and LecStar’s Internet address is www.lecstar.com.

Employees

As of April 13, 2004, Fonix employed 63 people.  Of this total, 31 were employed in product development and delivery, 9 were employed in sales and marketing, and 23 were employed in strategic development, administration and support.

As of April 13, 2004, LecStar employed 91 people.  Of this total, 42 were employed in customer services, 12 were employed in sales and marketing and 37 were employed in operations support and administration.

RECENT DEVELOPMENTS

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

The maximum aggregate number of shares that may be issued under the 2002 Plan is 3,750,000 shares.  The 2002 Plan will be administered by the Board of Directors or a committee of the Board.  Shares under the 2002 Plan may be issued only to employees of Fonix.

Employees subject to the 2002 Plan will be required to provide us with a notice of election to participate in the 2002 Plan and to indicate the amount of compensation to be deferred during the plan period.  The deferred compensation of employees electing to participate in the 2002 Plan may be paid, at the option of the employee, in shares of our Class A common stock, in cash, or in a combination of the two.  The payment of deferred compensation was to commence on June 30, 2003; however, as of June 30, 2003, our shareholders had not approved the 2002 Plan and no employee was notified of the ratio of cash and Class A common stock to be issued under the 2002 Plan.

We are considering whether the 2002 Plan, should be amended, abandoned or implemented as adopted by our Board of directors in February 2003.  No shares or options to purchase shares will be issued under the 2002 Plan until it has been approved by our shareholders.

U.S. Department of Labor Settlement Agreement

On March 5, 2003, we entered into a settlement agreement with the U.S. Department of Labor relating to back wages owed to former and current employees during 2002.  Under the agreement we will pay an aggregate of $4,755,000 to certain former and current employees in twenty-four installment payments.  The first installment payment was due May 1, 2003.  The remaining payments are due on the first day of each subsequent month, until paid in full.  If any of the installment payments are more than fifteen days late, the entire balance may become due and payable.

We did not have sufficient cash to pay the first installment payment due May 1, 2003.  We reached an agreement with the Department of Labor to extend the commencement date for installment payments to August 1, 2003.  We have paid all sums due under the modified agreement.

Series I Convertible Preferred Stock

On October 24, 2003, we entered into a private placement of shares of its Class A common stock with The Breckenridge Fund, LLC, a New York limited liability company ("Breckenridge").  Under the terms of the private placement, we agreed to sell 1,043,478 shares of our Class A common stock for $240,000 (the "Private Placement Funds").

Subsequent to our receiving the Private Placement Funds, but before any shares were issued in connection with the private placement, we agreed with Breckenridge to rescind the private placement of the shares and to restructure the transaction.  We retained the Private Placement Funds as an advance in connection with the restructured transaction.  We paid no interest or other charges to Breckenridge for use of the Private Placement Funds.

Following negotiations with Breckenridge, we agreed to sell to Breckenridge 3,250 shares of Series I 8% Convertible Preferred Stock (the "Series I Preferred Stock"), for an aggregate purchase price of $3,250,000, net of the Private Placement Funds which the Company had already received.  The Series I Preferred Stock was sold under a purchase agreement (the "Purchase Agreement") dated as of December 31, 2003.

In connection with the offering of the Series I Preferred Stock, we also issued to Breckenridge (i) warrants (the "Warrants") to purchase up to 965,839 additional shares of our Class A common stock; (ii) 1,931,677 shares of our Class A common stock (the "Additional Shares"); and (iii) 482,919 shares of our Class A common stock (the "Fee Shares").

In connection with the purchase and sale of the Series I Preferred Stock, we agreed to register the resale by Breckenridge of shares issued upon conversion of the Series I Preferred Stock, issued as payment of dividends accrued on the Series I Preferred Stock, and issuable upon conversion of the Warrants, as well as the Additional Shares and the Fee shares.

The Series I Preferred Stock entitles Breckenridge to receive dividends in an amount equal to 8% of the then-outstanding shares of Series I Preferred Stock.  The dividends are payable in cash or shares of our Class A common stock, at the Company’s option.

The Series I Preferred Stock is convertible into shares of our Class A common stock as follows:

-

The conversion of the first $250,000 of the Series I Preferred Stock shall be as follows: (I) for conversion occurring prior to the date on which the SEC declares a registration statement effective (the "Effective Registration Date") and through the tenth business day following the Effective Registration Date, the conversion price shall be the lower of $0.23 per share or 87.5% of the average of the two (2) lowest closing bid prices over the twenty trading days prior to the conversion date; and (ii) for conversion occurring on or after the eleventh business day following the Effective Registration Date, the conversion price shall be $0.23 per share.

-

The remaining $3,000,000 of the Series I Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price which shall be the lower of (1) $0.75 per share or (2) 87.5% of the average of the two (2) lowest closing bid prices for the twenty-day trading period prior to the conversion date.

The following hypothetical information is provided to demonstrate the conversion of shares of Series I Preferred Stock with a stated value of $500,000 into shares of Class A common stock:

Hypothetical closing bid prices (twenty trading days following the date of the conversion notice):

Trading day 1

$0.49

Trading day 11

$0.52

Trading day 2

$0.49

Trading day 12

$0.57

Trading day 3

$0.51

Trading day 13

$0.66

Trading day 4

$0.48

Trading day 14

$0.72

Trading day 5

$0.47

Trading day 15

$0.72

Trading day 6

$0.53

Trading day 16

$0.79

Trading day 7

$0.55

Trading day 17

$0.73

Trading day 8

$0.56

Trading day 18

$0.68

Trading day 9

$0.53

Trading day 19

$0.68

Trading day 10

$0.57

Trading day 20

$0.67

Conversion rate: (87.5% of average of two lowest closing bid prices)

Trading day 4

$0.48

Trading day 5

$0.47

Average

$0.475

87.5% of average

$0.4156

Conversion calculation: $500,000/ $0.4156 = 1,203,008 shares issuable upon conversion.

Under the terms of the purchase agreement, we agreed to establish an escrow account (the "Escrow Account"), into which it deposits funds which can be used for our optional redemption of the Series I Preferred Stock, or which may be used by Breckenridge to require us to redeem the Series I Preferred Stock if we have defaulted under the purchase agreement.  The conditions of deposit into the Escrow Account are as follows:

(i)

If, prior to August 31, 2004, there has not been a declared default under the purchase agreement, we will deposit into the Escrow Account twenty-five percent (25%) of any amount it receives in excess of $1,000,000, calculated per put, under the terms of the Fifth Equity Line of Credit (the "Fifth Equity Line") between Fonix and Queen, LLC, dated as of July 1, 2003, or other similar equity line of financing arrangement.

(ii)

If, prior to August 31, 2004, there has been a declared default under the preferred stock purchase agreement, we will deposit into the Escrow Account thirty-three percent (33%) of any amount we receive in excess of $1,000,000, calculated per put, under the terms of the Fifth Equity Line or other similar equity line of financing arrangement.

(iii)

If as of August 31, 2004, we had not closed or had abandoned its attempt to acquire the capital stock of LTEL, whether or not there has been a declared default under the preferred stock purchase agreement, we will deposit into the Escrow Account fifty percent (50%) of any amount the Company receives in excess of $1,000,000, calculated per put, under the terms of the Fifth Equity Line or other similar equity line of financing arrangement.

(iv)

If we have at any time deposited into the Escrow Account an aggregate amount sufficient to redeem all of the then-outstanding shares of Series I Preferred Stock, together with any accrued and unpaid dividends our obligation to deposit the sums into the Escrow Account shall be suspended until such time, if any, that the balance of the Escrow Account is not sufficient to effectuate such redemption.

Because we closed the acquisition of the capital stock of LTEL as of February 24, 2004, condition (iii) above will not apply.

In the event that we default under our obligations under the purchase agreement, and such default has not been cured within 60 days, Breckenridge shall have the right, exercisable at its option, to demand that we redeem all or any portion of the then-outstanding shares of the Series I Preferred Stock at any time after the balance in the Escrow Account equals or exceeds the amount necessary for us to redeem all or any portion of the Series I Preferred Stock.

Redemption of the Series I Preferred Stock, whether at our option or that of Breckenridge, requires us to pay, as a redemption price, the stated value of the outstanding shares of Series I Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by (I) one hundred ten percent (110%) for any redemption occurring within ninety (90) days after the closing date of the purchase of the Series I Preferred Stock; (ii) one hundred fifteen percent (115%) for any redemption occurring between the 91st day but before the one hundred fiftieth (150th) day after the closing date of the purchase; (iii) one hundred twenty percent (120%) for any redemption occurring between the 151st day and the second anniversary of the closing date of the purchase; and (iv) one hundred thirty percent (130%) for any payment of the redemption price occurring on or after the second anniversary of the closing date of the purchase.

Use of the proceeds of the sale of the Series I Preferred Stock is limited to working capital and to paying deeply-discounted liabilities.

We have allocated the proceeds from the issuance of the Series I Preferred Stock, warrants, additional shares and fee shares as follows: i) $261,000 was allocated to the warrants, ii) $730,000 was allocated to the additional and fee shares, iii) $429,000 to the Series I Preferred Stock, and iv) $1,830,000 to a beneficial conversion option.  The amounts allocated to the warrants, additional and fee shares and the beneficial conversion option will result in a discount on the Series I Preferred Stock that will be fully amortized at the date of issuance, resulting in the recognition of a dividend on the Series I Preferred Stock of $2,821,000 on January 29, 2004.  The Series I Preferred Stock will be recorded as an item of stockholders’ deficit for the face amount of $3,250,000.

Series D Debenture

During the process of reconciling our shareholder records relating to our issued and outstanding shares of common stock with the records of our transfer agent in connection with the preparation of this report, it came to our attention that shares of our Class A common stock may have been inadvertently transferred to the Debenture holder in excess of the shares the Debenture holder was entitled to receive.  We believe this inadvertent transfer may have occurred as a result of an unauthorized release by the escrow agent of shares that were being held in escrow.  We did not have any knowledge of such release until after the inadvertently released shares had been publicly resold by the Debenture holder.  Although two registration statements had been filed to register the resales of shares by the Debenture holder in connection with the Series D Debentures and were effective at the time of the sales, as a result of the inadvertent duplicate transfer of some shares covered by the registration statements, the number of shares actually resold by the Debenture holder may have exceeded the number of shares allotted to the Debenture holder in the effective registration statements.  In light of what appears to be an inadvertent transfer of shares in excess of what the Debenture holder was entitled to receive, the Debenture holder has agreed to equitably compensate us, either by way of offset or by payment to us.

CERTAIN SIGNIFICANT RISK FACTORS

The short- and long-term success of Fonix is subject to certain risks, many of which are substantial in nature and outside the control of Fonix. You should consider carefully the following risk factors, in addition to other information contained herein.  All forward-looking statements contained herein are deemed by Fonix to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Private Securities Litigation Reform Act of 1995.   When used in this Report, words such as “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.  You should understand that several factors govern whether any forward-looking statement contained herein will or can be achieved.  Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including the strategies, plans and objectives relating to the products and the future economic performance of Fonix and its subsidiaries discussed above.  In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by Fonix or any other person that the objectives or plans of Fonix will be achieved.

Risk Factors Associated with All of our Operations

Our substantial and continuing losses since inception, coupled with significant ongoing operating expenses, raise doubt about our ability to continue as a going concern.

Since inception, we have sustained substantial losses.  Such losses continue due to ongoing operating expenses and a lack of revenues sufficient to offset operating expenses.  We had negative working capital of $13,188,000 at December 31, 2003. We have raised capital to fund ongoing operations by private sales of our securities, some of which sales have been highly dilutive and involve considerable expense.  In our present circumstances, there is substantial doubt about our ability to continue as a going concern absent significant sales of our existing products, substantial revenues from new licensing or co-development contracts, or continuing large sales of our securities.

We incurred net losses of $13,543,000, $19,898,000 and $31,062,000 for the years ended December 31, 2003, 2002 and 2001.  As of December 31, 2003, we had an accumulated deficit of $207,550,000, and owed trade payables of $2,650,000, of which $2,019,000 were more than 60 days past due.

We expect to spend significant amounts to enhance our products and technologies, expand domestic and international sales and operations and fund further Product development.  As a result, we will need to generate significant additional revenue to achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.  If we do not achieve and maintain profitability, the market price for our common stock may further decline, perhaps substantially, and we may have to curtail or cease our operations.

The "going concern" paragraph in the reports of our independent certified public accountants for the years ended December 31, 2003, 2002 and 2001 raises doubts about our ability to continue as a going concern.

The independent certified public accountants' reports for our financial statements for the years ended December 31, 2003, 2002, and 2001 include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  This may have an adverse effect on our ability to obtain financing for operations and to further develop and market products.

If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

We anticipate incurring substantial sales and marketing, product development and research and general operating expenses in the future that will require substantial amounts of additional capital on an ongoing basis.  We will most likely have to obtain such capital from sales of our equity, convertible equity and/or debt securities.  Obtaining future financing may be costly and will likely be dilutive to existing stockholders.  We previously established three equity lines of credit with an unaffiliated third party (the "Equity Line Investor") upon which we drew to pay operating expenses, but we have either drawn the maximum amount available or have no registered shares of Class A common stock available to put to the Equity Line Investor under two of those equity lines.  We also have entered into a fifth equity line of credit (the "Fifth Equity Line") with the Equity Line Investor, and have prepared and filed a prospectus, and the registration statement of which it is a part, to register the sale of up to 91,670,833 shares of Fonix Class A common stock by the Equity Line Investor.

If we are not able to obtain adequate financing under the Fifth Equity Line or from other financing sources when and in the amounts needed, and on terms that are acceptable, our operations, financial condition and prospects could be materially and adversely affected, and we could be forced to curtail our operations or sell part or all of our assets, including our Core Technologies or shares of LTEL, or seek protection under bankruptcy laws.

Continuing debt obligations could impair our ability to continue as a going concern.

As of December 31, 2003, we had debt obligations of $536,000. Additionally, at December 31, 2003, unpaid compensation payable to current and former employees was approximately $6,964,000 and vendor accounts payable was approximately $2,650,000.  At present, our revenues from existing licensing arrangements and products are not sufficient to offset our ongoing operating expenses or to pay in full our current debt obligations.

In connection with the acquisition of the capital stock of LTEL, we issued a 5% $10,000,000 secured, six-year note payable to McCormack Avenue, Ltd.  Under the terms of the note payable, quarterly interest only payments are required through January 15, 2005 with quarterly principal and interest payments beginning April 2005 through the final payment due January 2010.

Although we have negotiated with our current and former employees and vendors regarding payment terms of these unpaid amounts, and we have entered into an agreement with the United States Department of Labor to pay past due employee wages over a 24-month period, if we are unable to generate sufficient revenues from operations or obtain sufficient additional capital from the sale of our equity or debt securities, we may not be able to satisfy our obligations to our current and former employees and vendors.

There is substantial risk, therefore, that the existence and extent of the debt obligations described above could adversely affect our business, operations and financial condition, and we may be forced to curtail our operations, sell part or all of our assets, including the Core Technologies or shares of LTEL, or seek protection under bankruptcy laws.  Additionally, there is substantial risk that the current or former employees or our vendors could bring lawsuits to collect the unpaid amounts.  In the event of lawsuits of this type, if we are unable to negotiate settlements or satisfy our obligations, we could be forced into bankruptcy.

There can be no guarantee that the proceeds available to us under the Fifth Equity Line will be sufficient for us to achieve profitable operations or to pay our current liabilities, which could have a material adverse impact on our ability to continue operations.

There is no assurance that the funds which are available to us under the Fifth Equity Line will be sufficient to allow us to continue our product research and development or our marketing efforts to the point we achieve profitable operations.  Additionally, the payment of our current outstanding liabilities may require significant portions of the funds available to us under the Fifth Equity Line, and the amounts remaining may not be sufficient for us to use as working capital in our operations, which could have a material adverse effect on our ability to continue our operations.

Holders of Fonix Class A common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of Class A common stock in connection with the Fifth Equity Line.

The following table describes the number of shares of Class A common stock that would be issuable, assuming that the full remaining amount available under the Fifth Equity Line as of April 13, 2004, namely $4,568,000, had been put to the Equity Line Investor (irrespective of the availability of registered shares), and further assuming that the applicable conversion price at the time of such put were the following amounts:

Hypothetical Conversion Price	Shares issuable upon puts aggregating $4,568,000
$0.15	30,453,333
$0.25	18,272,000
$0.35	13,051,429
$0.50	9,136,000
$0.60	7,613,333
$0.70	6,525,714
$0.80	5,710,000

Given the formulas for calculating the shares to be issued in connection with puts under the Fifth Equity Line, there effectively is no limitation on the number of shares of Class A common stock which may be issued in connection with a put under the fifth equity line, except for the number of shares registered under the prospectus and the registration statement covering the resale of shares issued in connection with the fifth equity line.  As such, shareholders are subject to the risk of substantial dilution to their interests as a result of our issuance of shares under the Fifth Equity Line.

Holders of Fonix Class A common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of Class A common stock in connection with conversions of shares of the Series I Preferred Stock.

The following table describes the number of shares of Class A common stock that would be issuable, assuming that Breckenridge converted the full number of shares of the Series I Preferred Stock (not including any shares issuable as payment of dividends accrued) as of April 13, 2004, and further assuming that the applicable conversion prices at the time of such conversion were the following amounts:

Hypothetical Conversion Price	Shares issuable upon conversion of full $3,250,000 stated value of Series I Preferred Stock
$0.15	21,666,667
$0.25	13,000,000
$0.35	9,285,714
$0.50	6,500,000
$0.60	5,416,667
$0.70	4,642,857
$0.80	4,062,500

Our issuances of shares in connection with the conversions of the Series I Preferred Stock and in connection with the Fifth Equity Line likely will result in overall dilution to market value and relative voting power of previously issued common stock, which could result in substantial dilution to the value of shares held by shareholders.

Historically, the issuance of Class A common stock to the Equity Line Investor under the first three equity lines resulted in substantial dilution to the equity interests of all holders of Class A common stock, except the Equity Line Investor.  The issuance of Class A common stock in connection with conversions of the Series I Preferred Stock and with draws under the Fifth Equity Line may result in substantial dilution to the equity interests of holders of Fonix Class A common stock other than Breckenridge and the Equity Line Investor.  Specifically, the issuance of a significant amount of additional Class A common stock will result in a decrease of the relative voting control of the Class A common stock issued and outstanding prior to the issuance of Class A common stock in connection with conversions of the Series I Preferred Stock or with the Fifth Equity Line.  Furthermore, public resales of Class A common stock by Breckenridge or by the Equity Line Investor following the issuance of Class A common stock in connection with conversions of the Series I Preferred Stock or with puts under the Fifth Equity Line likely will depress the prevailing market price of the Class A common stock.  Even prior to the time of actual conversions, exercises, and public resales, the market "overhang" resulting from the mere existence of our obligation to honor such conversions or exercises could depress the market price of our Class A common stock.

Existing shareholders likely will experience increased dilution with decreases in market value of Class A common stock in relation to our issuances of shares upon conversion of the Series I Preferred Stock or in connection with puts made under the Fifth Equity Line, which could have a material adverse impact on the value of their shares.

The formulas for determining the number of shares of Class A common stock to be issued upon conversion of the shares of Series I Preferred Stock or in connection with puts made under the Fifth Equity Line are based, in part, on the market price of the Class A common stock and includes a discount from the market price equal to 87.5% of the average of the two lowest closing bid prices of the Class A common stock for the

Series I Preferred Stock, and a discount from the market price equal to 90% of the average of the two lowest closing bid prices of the Class A common stock for puts under the Fifth Equity Line, over a specified trading period.  As a result, the lower the market price of our Class A common stock at and around the time Breckenridge were to convert shares of the Series I Preferred Stock or we were to put shares under the Fifth Equity Line, the more shares of Class A common stock Breckenridge or the Equity Line Investor, as applicable, would receive.  Any increase in the number of shares of Class A common stock issued upon puts of shares as a result of decreases in the prevailing market price would compound the risks of dilution described in the preceding paragraph.

There is an increased potential for short sales of the Class A common stock due to the sales of shares put to the Equity Line Investor in connection with the Fifth Equity Line, which could materially effect the market price of the stock.

Downward pressure on the market price of the Class A common stock that likely will result from sales of the Class A common stock by the Equity Line Investor issued in connection with a put under the Fifth Equity Line could encourage short sales of Class A common stock by the Equity Line Investor.  Significant amounts of such short selling could place further downward pressure on the market price of our Class A common stock.

Certain restrictions on the extent of puts may have little, if any, effect on the adverse impact of our issuance of shares under the Fifth Equity Line, and as such, the Equity Line Investor may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing shareholders.

We are prohibited from putting shares to the Equity Line Investor under the Fifth Equity Line if such put would result in that investor holding more than 4.999% of the then-outstanding shares of Class A common stock.  These restrictions, however, do not prevent the Equity Line Investor from selling shares of Class A common stock received in connection with a put, and then receiving additional shares of Class A common stock in connection with a subsequent put.  In this way, the Equity Line Investor could sell more than 4.999% of the outstanding Class A common stock in a relatively short time frame while never holding more than 4.999% at one time.

Certain restrictions on the number of shares of Series I Preferred Stock Breckenridge may convert at any time may have little, if any, effect on the adverse impact of our issuance of shares upon conversion of the Series I Preferred Stock, and as such, Breckenridge may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing shareholders.

Breckenridge is prohibited by the Series I Preferred Stock purchase agreement from converting shares of Series I Preferred Stock to the extent that the number of shares we issue upon conversion would result in Breckenridge’s holding more than 4.999% of the then-outstanding shares of Class A common stock.  These restrictions, however, do not prevent Breckenridge from converting certain shares of Series I Preferred Stock, selling the shares received in connection with the conversion, and then converting additional shares of Series I Preferred Stock in a subsequent conversion.  In this way, Breckenridge could sell more than 4.999% of the outstanding Class A common stock in a relatively short time frame while never holding more than 4.999% at one time.

We have registered under registration statements the resale of shares in excess of the number of shares currently issued and outstanding, which may result in substantial dilution to current shareholders if the selling shareholders under the other registration statements sell all of the shares under those registration statements.

We have filed, in connection with the Fifth Equity Line, and the sale of the Series I Preferred Stock,  registration statements which register, in the aggregate, the resale by the Equity Line Investor and Breckenridge of up to approximately 114,500,000 shares of our Class A common stock.  As of April 13, 2004, we had 87,544,231 shares of our Class A common stock issued and outstanding.  Accordingly, the sale by the Equity Line Investor and Breckenridge of all of the shares registered under the outstanding registration statements will result in substantial dilution to current holders of our Class A common stock.

Because the conversion price for the shares of Series I Preferred Stock is based on the market price of our Class A common stock, if the market price declines we may be unable to satisfy the conversion requests of Breckenridge without registering additional shares, which would impose additional costs in connection with the Series I Preferred Stock.

If the market price of the Class A common stock decreases, the number of shares of Class A common stock issuable in connection with conversions of the Series I Preferred Stock will increase.  Accordingly, despite our issuance of 3,250 shares of Series I Preferred Stock with the right to convert the Series I Preferred Stock into shares of our Class A common stock, we may run out of shares registered under the prospectus and the related registration statement to issue to Breckenridge in connection with conversions of the Series I Preferred Stock.  In such an event, we would be required to, and would, file additional registration statements to cover the resale of additional shares issuable upon conversion of the Series I Preferred Stock.  The filing of the additional registration statement would impose additional costs in connection with the Series I Preferred Stock, without additional funds coming in to offset such costs.

In connection with the Series D Debentures, we may have inadvertently transferred shares to the Debenture holder in excess of the number of shares that should have been transferred.  These shares may have been sold by the Debenture holder without registration, which could result in claims that various parties involved in the transaction, including Fonix, may have violated the securities laws.

In connection with the Series D Debentures, we discovered that we may have inadvertently transferred shares of our common stock to the Debenture holder in excess of the shares that the Debenture holder should have received. We believe that this inadvertent transfer may have occurred as a result of the unauthorized release by the escrow agent of shares that were being held in escrow.  We did not have any knowledge of such release until after the inadvertently released shares had been publicly resold by the Debenture holder.  Although there were two registration statements covering the resale of shares by the Debenture holder, as a result of the inadvertent duplicate issuance of some shares covered by the registration statements, the number of shares actually resold by the Debenture holder may have exceeded the number of shares allotted to the Debenture holder in the effective registration statements.  As a result, the purchasers of such shares, to the extent that they can be identified, may attempt to assert claims against various parties, including the Debenture holder and Fonix for violation of the securities laws.  In light of what appears to be an inadvertent transfer of shares in excess of what the Debenture holder was entitled to receive, the Debenture holder has agreed to equitably compensate us, either by way of offset or by payment to us.  Nonetheless, we may become involved in private claims for violations of the securities laws or be subject to regulatory investigation or enforcement action, which could divert the attention of management from the business of the Company, and could require us to pay damages or penalties.

Our stock price is volatile, and an investor may not be able to resell our shares at or above the purchase price.

In recent years, the stock market in general, and the OTC Bulletin Board and the securities of technology companies in particular, has experienced extreme price and trading volume fluctuations.  These fluctuations have often been unrelated or disproportionate to the operating performance of individual companies.  These broad market fluctuations may materially adversely affect our stock price, regardless of operating results.

We have no dividend history and have no intention to pay dividends in the foreseeable future.

We have never paid dividends on or in connection with any class of our common stock and do not intend to pay any dividends to common stockholders for the foreseeable future.

Risk Factors Associated with Our Core Technologies and Speech Business

We have a limited Product offering and many of our key technologies are still in the product development stage.

Presently, there are a limited number of commercially available Products incorporating our Core Technologies. For Fonix to be ultimately successful, sales from these Products must be substantially greater.  An additional element of our business strategy is to achieve revenues through strategic alliances, co-development arrangements, and license arrangements with third parties.  For example, we have entered into licensing and joint-marketing agreements with Sony, Electronic Arts, Intel, Microsoft, HP, Panasonic, Epson, and others.  These agreements provide for joint marketing and application development for end-users or customers.  There can be no assurance that these collaboration agreements will produce license or other agreements which will generate significant revenues for us.

The market for many of our technologies and Products is largely unproven and may never develop sufficiently to allow us to capitalize on our technology and Products.

The market for speech-enabled Products is rapidly evolving.  Additionally, our Products are new and, in many instances, represent a significant departure from technologies which already have found a degree of acceptance in the speech-enabled technologies marketplace.  Our financial performance will depend, in part, on the future development, growth and ultimate size of the market for speech-enabled applications and products generally, and applications and products incorporating our Products.  Accordingly, in order to achieve commercial acceptance of the Core Technologies and our Products, we will have to educate prospective customers, including large, established companies, about the uses and benefits of speech-enabled software in general and our products in particular.  If these efforts fail, or if speech-enabled software platforms do not achieve commercial acceptance, our business could be harmed or even fail.

The Products which incorporate our Core Technologies will be competing with more conventional means of information processing such as data entry, access by keyboard, mouse or touch-tone telephone.  We believe that there is a substantial potential market for applications and products incorporating advanced speech-enabled technologies.  Nevertheless, such a market for our Products  may never develop to the point that profitable operations can be achieved or sustained.

Speech-enabling Products may not achieve widespread acceptance by businesses or telecommunications carriers, which could limit our ability to grow our business.

Our ability to increase revenue in the future depends on the acceptance of speech-enabling products and applications by both our customers and end users. The adoption and integration of speech-enabling products and applications could be hindered by the perceived costs of these new products and applications, as well as the reluctance of enterprises that have invested substantial resources in existing applications to replace their current systems with  these new products and applications. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective customers, including large, established companies, about the uses and benefits of speech-enabling products and applications in general and our Products in particular. If these efforts fail, or if speech-enabling products and technology platforms do not achieve commercial acceptance, our business will not develop or may subsequently fail.

Continued development of the market for our Products also will depend upon the following factors over which we have little or no control:

•

widespread deployment of speech-enabling applications by third parties, which is driven by consumer demand for services having a voice user interface;

•

demand for new uses and applications of speech-enabling technology, including adoption of speech-enabled interfaces by companies that operate web sites;

•

adoption of industry standards for speech-enabling and related technologies; and

•

continuing improvements in hardware technology that may reduce the costs of speech-enabling technology solutions.

In many cases, the delivery of our Products to end users is dependent upon third- party integration and may be subject to delays and cancellations that are beyond our control.

Generally, we are pursuing third-party integration of our Products into mass market, general business, automotive and personal electronics products, and computing solutions.  Accordingly, lead time to revenue recognition will be longer than software products directly released into consumer channels.  Purchase of our Products often requires a significant expenditure by a customer.  Accordingly, the decision to purchase our Products typically requires significant pre-purchase evaluation.  We spend significant time educating and providing information to prospective customers regarding the use and benefits of our Products.  During this evaluation period, we may expend substantial sales, marketing and management resources.

Further, our Products sold and integrated into customer applications and products are subject to both customer production schedules and customer success in marketing their own products and generating product sales.  Our revenues are thus subject to delays and possible cancellation resulting from customer integration risks and delays.

In cases where our contract with our customers specifies milestones or acceptance criteria, we may not be able to recognize license or services revenue until these conditions are met.  We have in the past and may in the future experience unexpected delays in recognizing revenue.  Consequently, the length of our sales and implementation cycles and the varying order amounts for our Products make it difficult to predict the quarter in which revenue recognition may occur and may cause license and services revenue and operating results to vary significantly from period to period.  These factors could cause our stock price to be volatile or to decline.

Competition from other industry participants and rapid technological change could impede our ability to achieve profitable operations.

The computer hardware and software industries are highly and intensely competitive.  In particular, the speech-enabled technologies market sector and, specifically, the ASR, computer voice and communications industries are characterized by rapid technological change.  Competition in the speech-enabled technologies market is based largely on marketing ability and resources, distribution channels, technology and product superiority and product service and support.  The development of new technology or material improvements to existing technologies by our competitors may render our Products less attractive or even obsolete.  Accordingly, our success will depend upon our ability to continually enhance the Core Technologies and our Products to keep pace with or ahead of technological developments and to address the changing needs of the marketplace.  Barriers to entry in the software industry are low, and as the market for various speech-enabled products expands and matures, we expect more entrants into this already competitive arena.

Our Products can have a long sales cycle and, as a result, our quarterly operating results and our stock price may fluctuate.

The sales cycles for our Products are generally six to twelve months but may be shorter or longer depending on the size and complexity of the order, the amount of services to be provided and whether the sale is made directly by us or indirectly through an OEM, VAR, or systems integrator.  The length of the sales cycles could adversely impact our operating results.

Our current and potential competitors, some of whom have greater resources and experience than we do, may develop products and technologies that may cause a decline in demand for, and the prices of, our Products.

A number of companies have developed, or are expected to develop, products that compete with our Products and technologies. Competitors in the speech technology software market include IBM, SpeechWorks International, Nuance, and ScanSoft. We expect additional competition from other companies, including Microsoft, which has made investments in and acquired voice interface technology companies. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their speech and language technology products to address the needs of our prospective customers.

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than we have. Our present or future competitors may be able to develop products comparable or superior to those we offer, adapt more quickly to new technologies, evolving industry trends and standards, or customer requirements than we do, or devote greater resources to the development, promotion and sale of their products than we do. Accordingly, we may not be able to compete effectively in our markets, and competition may intensify and may harm our business.

Our failure to respond to rapid change in the speech-enabled technologies market could cause us to lose revenue and harm our business.

Our success will depend substantially upon our ability to enhance our existing Products and to develop and introduce, on a timely and cost-effective basis, new technologies, Products and features that meet changing end-user requirements and incorporate technological advancements.  If we are unable to develop new Products and enhanced functionalities or technologies to adapt to these changes, or if we cannot offset a decline in revenue from existing Products with sales of new Products, our business will suffer.

Commercial acceptance of our Products will depend, among other things, on:

•

the ability of our Products to meet and adapt to the needs of our target markets;

•

the performance and price of our Products and our competitors’ products; and

•

our ability to deliver customer services directly and through our resellers, VARs and OEM partners.

Any software defects in our Products could harm our business and result in litigation.

Complex software products such as ours may contain errors, defects and bugs.  With the planned release of any Product, we may discover these errors, defects and bugs and, as a result, Products may take longer to develop than expected.  In addition, we may discover that remedies for errors or bugs may be technologically infeasible.  Delivery of Products with undetected production defects or reliability, quality, or compatibility problems could damage our reputation.  Errors, defects or bugs could also cause interruptions, delays or a cessation of sales to our customers.  We could be required to expend significant capital and other resources to remedy these problems.  In addition, customers whose businesses are disrupted by these errors, defects and bugs could bring claims against us which, even if unsuccessful, would likely be time-consuming and could result in costly litigation and payment of damages.

In order to increase our international sales, we must increase the foreign language capacities of our Products.  If we are unable to do so, we may be unable to grow our revenue and execute our business strategy.

We intend to expand our international sales, which requires a significant investment to create and refine different language models for each particular language or dialect. These language models are required to create versions of products that allow end users to speak the local language or dialect and be understood. If we fail to develop additional foreign language capacity of our Products, our ability to address international market opportunities and to grow our business will be limited.

We may encounter difficulties in managing our growth, which could prevent us from executing our business strategy.

Our growth has placed, and continues to place, a significant strain on our resources.  To accommodate this growth, we must continue to upgrade a variety of operational and financial systems, procedures and controls and hire additional employees to support increased business and product development activity.  This has resulted in increased responsibilities for our management.  Our systems, procedures and controls may not be adequate to support our operations.   Additionally, our recent acquisition of the capital stock of LTEL Holdings Corporation and our movement into the competitive local exchange carrier market likely will require our management to allocate time and resources to determine the best way to grow and develop the LecStar business and to integrate it with our speech business.  If we fail to improve our operational, financial and managerial information systems, to integrate new businesses acquired, or to hire, train, motivate or manage our employees, our business could be harmed or fail.

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies, and the anticipated benefits of those acquisitions may never be realized.

We may make acquisitions of, or significant investments in, complementary companies, products or technologies, such as the recent purchase of assets from Force Computers, Inc. and the recent acquisition of the capital stock of LTEL Holdings Corporation, both discussed elsewhere herein, although no additional material acquisitions or investments are currently pending. The recent LTEL Holdings Corporation acquisition and any future acquisitions may be accompanied by risks such as:

•

difficulties in assimilating the operations and employees of acquired companies;

•

diversion of our management's attention from ongoing business concerns;

•

our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•

additional expense associated with amortization of acquired assets;

•

additional expense associated with understanding and development of acquired business;

•

maintenance and implementation of uniform standards, controls, procedures and policies; and

•

impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management employees.

We cannot guarantee that we will be able to successfully integrate any business, products, technologies or employees that we might acquire in the future, and our failure to do so could harm our business.

If we are unable to hire and retain technical, sales and marketing and operational employees, our business could be harmed.

We intend to hire additional employees, including software engineers, sales and marketing employees and operational employees.  Competition for hiring these individuals is intense, especially in the Salt Lake City area where Fonix is headquartered, and we may not be able to attract, assimilate, or retain additional highly qualified employees in the future.  The failure to attract, integrate, motivate and retain these employees could harm our business.

Our operations and financial condition could be adversely affected by our failure or inability to protect our intellectual property or if our technologies are found to infringe the intellectual property of a third party.

Dependence on proprietary technology

Our success is heavily dependent upon our proprietary technology. Certain elements of our Core Technologies are the subject of seven patents issued and allowed by the United States Patent and Trademark Office and 10 other patent applications which are pending.  In addition to our patents, we rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights.  Such means of protecting our proprietary rights may not be adequate because such laws provide only limited protection. Despite precautions that we take, it may be possible for unauthorized third parties to duplicate aspects of our technologies or the current or future products or technologies of our business units or to obtain and use information that we regard as proprietary.  Additionally, our competitors may independently develop similar or superior technology.  Policing unauthorized use of proprietary rights is difficult, and some international laws do not protect proprietary rights to the same extent as United States laws.  Litigation  periodically may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.

Risks of our infringement upon the technology of unrelated parties or entities

We are not aware and do not believe that any of our technologies or products infringe the proprietary rights of third parties.  Nevertheless, third parties may claim infringement with respect to our current or future technologies or products or products manufactured by others and incorporating our technologies.  We expect that developers of speech-enabled technologies increasingly will be subject to infringement claims as the number of products and competitors in the industry grows and the functionality of products in different industry segments overlaps. Responding to any such claims, whether or not they are found to have merit, could be time consuming, result in costly litigation, cause development delays, or require us to enter into royalty or license agreements. Royalty or license agreements may not be available on acceptable terms or at all. As a result, infringement claims could have a material adverse affect on our business, operating results, and financial condition.

We are subject to the risk that certain key personnel, including key scientific employees and independent contractors named below, on whom we depend, in part, for our operations, will cease to be involved with us.

We are dependent on the knowledge, skill and expertise of several key scientific and business development employees, including Dale Lynn Shepherd, R. Brian Moncur, Edward A. Bruckert, Walt Nawrocki, David Thomson, and K. H. Kim; independent contractors including Tony R. Martinez, Ph.D.; and executive officers, including Thomas A. Murdock, Roger D. Dudley and William A. Maasberg, Jr.  The loss of any of the key personnel listed above could materially and adversely affect our future business efforts.  Although we have taken reasonable steps to protect our intellectual property rights including obtaining non-competition and non-disclosure agreements from all of our employees and independent contractors, if one or more of our key scientific employees, executive employees or independent contractors resigns from Fonix to join a competitor, to the extent not prohibited by such person's non-competition and non-disclosure agreement, the loss of such personnel and the employment of such personnel by a competitor could have a material adverse effect on us.  We do not presently have any key man life insurance on any of our employees.

Additional Risk Factors Associated with the Acquisition of LTEL Holdings Corporation

On February 24, 2004, we acquired all of the capital stock of LTEL Holdings Corporation, a privately held Delaware corporation ("LTEL").  LTEL has two wholly owned operating subsidiaries, LecStar Telecom, Inc., an Atlanta-based competitive local exchange carrier ("CLEC"), and LecStar DataNet, Inc., a provider of internet services to business and residential customers (collectively, "LecStar").  More information about the purchase of LecStar can be found in the "Business" Section.  There are certain risks associated with the acquisition of LecStar which include, but are not limited to, the following risks.

The following summary of regulatory developments and legislation does not purport to describe all present and proposed Federal, state and local regulations and legislation affecting the telecommunications industry or the Company, all of which are available in the public record.  Other existing Federal and state legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals, which could change, in varying degrees, the manner in which this industry operates.  Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or the Company, can be predicted at this time.  This section also includes a brief description of regulatory and tariff issues pertaining to the operation of the Company’s business, which is subject to varying degrees of Federal, state and local regulation.

REGULATION

General

Our provision of telecommunication services is subject to government regulation. Generally speaking, the FCC regulates interstate and international telecommunications, while the state commissions regulate telecommunications that originate and terminate within the same state.

The Telecommunications Act of 1996 provides for a significant deregulation of the domestic telecommunications industry, including the opening of the local markets of the incumbent local exchange companies to competition and the ability, pursuant to certain market-opening conditions, of the Regional Bell Operating Companies, which are incumbent local exchange companies, to reenter the long distance industry. The Telecommunications Act remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation and regulations will have on us and our operations over time. As we discuss below, there are currently a number of regulatory proceedings underway, and being contemplated by federal and state authorities regarding the availability of the unbundled network element platform and other unbundled network elements, interconnection, pricing and other issues that could result in significant changes to the business conditions in the telecommunication industry, and have a material adverse effect on our operations and us. In addition, there has been discussion in Congress of modifying the Telecommunications Act in ways that could prove detrimental to us.

In January 1999, the U.S. Supreme Court confirmed the FCC’s role in establishing national telecommunications policy through implementation of the Telecommunications Act, and thereby created greater certainty regarding the rules governing local competition going forward. The FCC’s rules that permit us to purchase the unbundled network element platform to provide local and long distance telecommunications services to our customers are the primary rules governing competition upon which we rely. Although the rights established in the Telecommunications Act are a necessary prerequisite to the introduction of full local competition, they must be properly implemented and enforced to permit competitive telephone companies like us to compete effectively with the incumbent carriers.

Regulation of Access to Unbundled Network Elements

Access to incumbent local exchange companies' unbundled network elements at cost-based rates is critical to our business. Our local telecommunications services are provided almost exclusively through the use of combinations of unbundled network elements, and it is the availability of cost-based rates for these elements that enables us to price our local telecommunications services competitively. However, the obligation of incumbent local exchange companies to provide unbundled network elements at such cost-based rates currently is the subject of regulatory and judicial actions that may affect their availability. Such proceedings could result in the availability of these elements being substantially reduced or otherwise subject to significantly higher, non-cost-based rates.

Access to incumbent local exchange companies' unbundled network elements in a fashion in which they are combined by the incumbent local exchange company is critical to our business. Our local telecommunications services are provided primarily through the use of the unbundled network element platform, in which unbundled network elements necessary to provide service to our customers (unbundled loops, transport, and local switching) are combined by the incumbent local exchange company and then leased to us. The existing set of unbundled network elements were largely established by the FCC in its 1996 Local Interconnection Order, and updated in a proceeding on remand from the Supreme Court’s Iowa Utilities Board decision in 1999. The Supreme Court held that the FCC did not apply the correct standards when determining which network elements must be unbundled and made available to competitive telephone companies such as us. In November 1999, the FCC released its "UNE Remand Order", addressing the deficiencies in the FCC’s original ruling cited by the Supreme Court. The UNE Remand Order was generally viewed as favorable to us and other competitive carriers because it ensured that incumbent local exchange companies would be required to make available those network elements, including the unbundled network element platform, that are crucial to our ability to provide local and other telecommunications services. The UNE Remand Order was appealed by the incumbent local exchange companies and, in May 2002, the United States Court of Appeals for the District of Columbia Circuit released an opinion reversing and remanding the UNE Remand Order to the FCC for further consideration. The Court remanded the UNE Remand Order because (1) the FCC adopted, as to almost every unbundled element, a uniform national rule mandating the element’s unbundling in every geographic market and customer class, without regard to the state of competition in any particular market; and (2) the FCC’s concept of the circumstances in which cost disparities would, under the Telecommunications Act’s standards, “impair” a competitor’s ability to provide service without unbundled elements was considered too broad.

As part of its regular periodic review of the list of unbundled elements available to competitive carriers under the Telecommunications Act and in response to the remand of the UNE Remand Order , the FCC initiated its so-called Unbundled Network Element Triennial Review rulemaking proceeding on December 12, 2001. The FCC, in its Triennial Review and in response to the D.C. Circuit Court’s decision, reviewed all unbundled network elements to determine whether incumbent local exchange companies should continue to be required to provide them to competitors.

In the FCC’s Unbundled Network Element Triennial Review Order, released August 21, 2003 and effective as of October 2, 2003, the FCC determined that certain network elements will no longer be subject to unbundling requirements, while other network elements must continue to be offered subject to further, more detailed review by the state commissions. The FCC established guidelines for these state determinations, which are currently underway, and ordered state commissions to complete their reviews by July 2, 2004. Among the network elements subject to further state review is local circuit switching, which is a critical component of the unbundled network element platform. Also subject to further review are certain types of unbundled loops and interoffice transport.

The FCC's UNE Triennial Review Order was appealed by numerous parties. The federal judicial appeals were consolidated in the U.S. Court of Appeals for the District of Columbia. On March 2, 2004, the Court released a decision that reversed, vacated and remanded the FCC's UNE Triennial Review Order in material respects. Of most importance to us, the Court determined that the FCC erred in delegating decision-making authority to state commissions, and in making national findings of impairment with respect to the switching and dedicated interoffice transport unbundled network elements. The Court stayed its decision until the denial of any petitions for rehearing or for a 60 day period (i.e., until May 1, 2004), whichever is later. Unless the Court's decision is itself stayed by the Court or the U.S. Supreme Court, or the FCC promulgates effective replacement rules, the result of the Court's decision will be that the FCC's rules requiring incumbent local telephone companies to make available the mass market switching and dedicated interoffice transport unbundled network elements to competitors at cost based rates pursuant to Section 251 of the Telecommunications Act will no longer be effective. However, the Court affirmed FCC rules that require former Regional Bell Operating Companies to make available similar unbundled network elements pursuant to Section 271 of the Telecommunications Act, albeit at rates that are "just and reasonable" rather than strictly cost based. Although prices for Section 271 unbundled network elements have not yet been established, it is probable that they will generally be higher than those charged for Section 251 unbundled network elements. Notably, in response to the Court's ruling, some state public utility commissions, but not all, have suspended their state impairment proceedings.

Should local circuit switching not be available to us due to this adverse decision or otherwise, we would be unable to offer services on an unbundled network element platform basis and would instead have to serve customers through total service resale agreements with the incumbent local telephone companies, through network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act or through our own facilities or the switching facilities of other non-incumbent carriers, any of which could delay our service roll-out in some markets, increase our cost, and negatively impact our business, prospects, operating margins, results of operations, cash flows and financial condition.

Unbundled Network Element Pricing:

The current pricing rules for unbundled network elements were established in the FCC's 1996 Local Competition Order, in which the FCC ordered that the rates for unbundled network elements charged to new entrants must be based on the forward-looking costs incurred by the incumbent local exchange company in providing the interconnection services or unbundled network elements ordered, as calculated using the "total element long-run incremental cost," or TELRIC, methodology. The FCC rejected the use of historical or embedded costs in setting rates that new entrants pay. The FCC required that TELRIC be measured based on the use of the most efficient telecommunications technology currently available and the lowest cost network configuration, given the location of existing ILEC wire centers. Under the Telecommunications Act, state commissions set the actual unbundled network element rates based on the FCC's TELRIC methodology.

On remand from the U.S. Supreme Court in AT&T v. Iowa Utilities Board , the Eighth Circuit Court of Appeals concluded in 2000 that the FCC’s unbundled network element pricing rules violated the terms of the Telecommunications Act. The Eighth Circuit held that the FCC’s TELRIC methodology incorrectly based costs associated with a "hypothetical network", and not on the actual cost of the particular facilities and equipment deployed by incumbent local exchange company. The Eighth Circuit, however, did not vacate the FCC’s decision to use a forward-looking cost methodology. The Court determined that requiring that forward-looking costs be used to establish unbundled network element rates is a matter within the FCC’s discretion. In 2002, the U.S. Supreme Court reversed the decision of the Eighth Circuit and validated the FCC’s TELRIC methodology in its entirety.

Although the FCC’s TELRIC methodology for establishing rates for unbundled network elements has been upheld by the U.S. Supreme Court, it is currently subject to comprehensive review by the FCC. On September 10, 2003, the FCC released a Notice of Proposed Rulemaking that addressed, among other issues, the impact of changes in ILEC unbundling obligations under the FCC's UNE Triennial Review Order on the FCC’s rules for the pricing of unbundled network elements, or TELRIC NPRM. The FCC already has accepted Comments and Reply Comments filed by interested parties in response to the TELRIC NPRM, and currently is hearing ex parte presentations on matters related to this rulemaking proceeding. The availability of incumbent local exchange company unbundled network elements at cost-based rates is critical to our ability to provide competitively-priced local telecommunications services. Accordingly, any change to the FCC’s current TELRIC pricing methodology that would increase the rates for unbundled network elements charged to competitive carriers could have material adverse effect on our operations.

Federal Regulation of Our Rates, Terms and Conditions

The FCC has imposed numerous reporting, accounting, record keeping and other regulatory obligations on us. We must offer interstate and international services under rates, terms and conditions that are just, reasonable and nondiscriminatory. We also must post publicly the rates, terms and conditions of our interstate and international long distance service on our web site or elsewhere, and are authorized to file interstate tariffs on an ongoing basis for interstate access services (rates charged among carriers for access to their networks). Although our interstate and international service rates, terms, and conditions are subject to review by the FCC, they are presumed to be lawful and have never been formally contested by customers or other consumers. Other FCC rules govern the procedures we use to solicit customers, our handling of customer information, our obligation to assist in funding the federal system of universal service, our billing practices and the like. We may be subject to forfeitures and other penalties if we violate the FCC's rules.

Long distance carriers pay local facilities-based carriers, including us, interstate access charges for both originating and terminating the interstate calls of long distance customers on the local carriers’ networks and facilities, including the unbundled network element platform. Historically, the Regional Bell Operating Companies set access charges higher than cost and justified this pricing to regulators as a subsidy to the cost of providing local telephone service to higher cost customers. However, in 2000, the FCC established regulations that dramatically decreased the rates for interstate access charged by large incumbent local exchange companies, and, in 2001, established regulations that dramatically decreased the rates for interstate access charged by competitive carriers, including us. The FCC’s interstate access charge reform regimes for incumbent local exchange companies and for competitive local exchange carriers, such as we, prescribes continuing access charge rate reductions through 2005. The FCC’s access charge rules are the subject of ongoing rulemaking proceedings, which we believe will likely lead to additional reductions in access charge rates or to result in the total elimination of switched access charges.

Regulation of Advanced Services

Section 706 of the Telecommunications Act requires the FCC to encourage the deployment of advanced telecommunications capabilities to all Americans, and Section 10 of the Communications Act requires the FCC to forbear from applying regulation where forbearance from regulation would be in the public interest. Several incumbent local exchange companies have petitioned the FCC pursuant to these provisions to modify or eliminate network unbundling obligations, or to forbear from imposing the FCC's unbundling and interconnection rules. In addition, incumbent telephone companies have filed similar petitions asking the FCC to bar competitive carriers like us from billing and collecting interexchange carrier switched access charges when providing service through the use of the local switching unbundled network element. If any of these petitions for waiver or forbearance are approved by action or inaction of the FCC, our access to critical unbundled network elements could be thwarted, or our ability to collect switched access charges could be forestalled, which could have a material adverse effect on our operations.

State Regulation

The vast majority of the states require us to apply for certification to provide local and intrastate telecommunication services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The majority of states also require us to file and maintain detailed tariffs listing our rates for intrastate service. State law typically requires charges and terms for our services to meet certain standards, such as requiring that charges and practices be just, reasonable and not unreasonably discriminatory. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunication operations, assignments of carrier assets, including subscriber bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations. State regulatory authorities may also place burdensome requirements on telecommunication companies seeking transfers of control for licenses and the like. Under the regulatory arrangement contemplated by the Telecommunications Act, state authorities continue to regulate certain matters related to universal service, public safety and welfare, quality of service and consumer rights. All of these regulations, however, must be competitively neutral and consistent with the Telecommunications Act, which generally prohibits state regulation that has the effect of prohibiting us from providing telecommunications services in any particular state. State commissions also enforce some of the Telecommunications Act’s local competition provisions, including those governing the arbitration of interconnection disputes between the incumbent carriers and competitive telephone companies and the setting of rates for unbundled network elements.

Our present intention to integrate our Core Technologies into the phone services currently provided by LecStar may not proceed as planned, may take longer than anticipated, and may not become profitable.

We intend to integrate the development and distribution of Products which utilize our Core Technologies into and through the telephone services and technologies made available to us through the LecStar acquisition.  Such integration may require significant additional capital investment and may not be fully financially or technologically feasible.  Further, there can be no guarantee that our plans to integrate our Products which utilize our Core Technologies into such telephone services will proceed as anticipated.  Integration of Products which utilize our Core Technologies may take longer than we intend, or we may determine subsequently that the integration will not be profitable or have the desired effect for our operations.  Any of these outcomes could have a materially adverse impact on our operations and profitability.

LecStar's current operations may not immediately provide sufficient cash flow to sustain operations, and we may be required to divert proceeds from puts under our Fifth Equity Line towards offsetting cash flow shortfalls at LecStar for an indefinite time period.

Management believes that the LecStar business will not, immediately after closing, generate sufficient operating revenue to sustain its operations, and likely will require us to fund some of its operations and liabilities existing as of the closing date through our otherwise available financing sources, including the Fifth Equity Line.  Although management anticipates that LecStar will become self-sufficient during 2004, there can be no assurance that will occur during 2004 or at all, or that if LecStar becomes self-sufficient whether it will be able to maintain such level of operations.  If we are required to provide significant operating capital to LecStar for extended periods, our business and financial condition could be adversely and materially affected.

An individual with a judgment against an entity alleged to be LTEL's indirect predecessor is seeking injunctive relief, which could adversely affect LecStar’s operations.

In December 2003, an unaffiliated third party filed a motion in a Georgia state trial court seeking a temporary restraining order or other injunction that would, if granted, attach the capital stock of LecStar (now owned by Fonix), limit the use and expenditure of LecStar's cash to ordinary course operations, enjoin the transfer of cash or other assets of LecStar outside the ordinary course of business, enjoin LecStar operations outside the ordinary course, make certain officers of LecStar personally subject to the order, and appoint a third party to oversee the implementation of the order.  The plaintiff in that case asserts that he has a $1,015,000 judgment against an entity that is allegedly the predecessor of LTEL as to the LecStar stock and business, and that the transfer of such stock and business to LTEL in December 2002 was in violation of the Georgia Fraudulent Transfer statute.  The plaintiff sought a preliminary injunction prior to our acquisition of the capital stock of LTEL in February 2004.  The Georgia state court denied the plaintiff’s motion for injunctive relief at that time.  The defendants in the action have filed a motion to dismiss the action.  As of April 13, 2004, the trial court had not ruled on that motion.  Nevertheless, if the individual obtains the injunctive relief as requested, our ability to operate LecStar could be adversely affected, which could, in turn, adversely affect our operations and financial condition generally.

Our primary source of funding is through the Fifth Equity Line with an entity that may be an affiliate of the holder of our Series H Preferred Stock and $10 Million promissory note, which may give rise to conflicting interests with respect to the future operation of the Fifth Equity Line.

As noted and discussed above, our primary source of funding is the Fifth Equity Line. Under the Fifth Equity Line Agreement, we have the right to draw up to $20,000,000 from the Equity Line Investor.  We are entitled under the Fifth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of our Class A common stock in lieu of repayment of the draw.  The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice is tendered. The Equity Line Investor is required under the Fifth Equity Line Agreement to tender the funds requested by us within two trading days after the ten-trading-day period used to determine the market price.  We anticipate that the Fifth Equity Line and perhaps other similar equity line arrangements with the Equity Line Investor or its affiliates will be the primary source of Fonix's funding in 2004.

In connection with the acquisition of the capital stock of LTEL, we issued to McCormack Avenue, Ltd., a British Virgin Island corporation ("McCormack"), a $10,000,000 secured promissory note (the "Note") as well as 1,960.8 shares of our Series H Preferred Stock, for all of the shares of LTEL Series B Preferred Stock held by McCormack.  McCormack may be deemed an affiliate, as defined in rules promulgated under the Securities Act, of the Equity Line Investor.  As the holder of the Note and a large number of the Series H Preferred Shares, McCormack may receive and, in fact, Fonix is obligated to pay to McCormack amounts as principal and interest on the Note and dividends on the Preferred Shares.  To the extent such payments are made out of draws we make under the Fifth Equity Line (or replacements thereof with the Equity Line Investor), it is possible that conflicts of interest could develop in how we draw against, and how the Equity Line Investor participates in, the Fifth Equity Line (or replacements thereof).

Our continued success depends on our ability to manage and expand operations effectively.

Our ability to manage and expand our telecom operations effectively will depend on a variety of factors, including our ability to: offer high-quality, reliable services to our customers at reasonable costs; install and operate telecommunications equipment; acquire necessary equipment, software and facilities; ; scale operations; evaluate markets; monitor operations; control costs; maintain effective quality controls; hire, train and retain qualified personnel; enhance operating and accounting systems; address operating challenges; adapt to market and regulatory developments; and obtain and maintain required governmental authorizations.

For us to succeed, we must achieve these objectives in a timely manner and on a cost-effective basis. If we do not achieve these objectives, we may not be able to compete in our existing markets or expand into new markets. A failure to achieve one or more of these objectives could have a material adverse effect on our telecom operations and our business.

In addition, LecStar has grown rapidly since its inception and we expect it to continue to grow by expanding our product offerings. We expect our growth to place a strain on operational, human and financial resources, particularly if we grow through acquisitions. Our ability to manage operations and expansion effectively depends on the continued development of plans, systems and controls for our operational, financial and management needs. There can be no assurance that we will be able to satisfy these requirements or otherwise manage our operations and growth effectively. A failure to satisfy these requirements could have a material adverse effect on our financial condition and ability to fully implement our growth and operating plans.

We and other industry participants are frequently involved in disputes over issues that are important to our financial and operational success. Further legislation and regulatory rulemaking is expected to occur as the industry continues to deregulate and as we enter new markets or offer new products. Rulings or legislation adverse to us could have a material adverse effect on our operations and financial well being.

The deregulation of the telecommunications industry, the implementation of the Telecommunications Act of 1996 ("Telecom Act"), and the distress of many carriers in the wake of the downturn in the telecommunications industry have involved numerous industry participants in lawsuits, proceedings, and arbitrations before state and federal regulatory commissions, private arbitration organizations such as the American Arbitration Association, and courts over issues important to the financial and operational success of our telecom operations. These issues include the interpretation and enforcement of existing interconnection agreements; the terms of new interconnection agreements we may enter into; operating performance obligations; inter-carrier compensation; access rates applicable to different categories of traffic, including traffic originating from or terminating to cellular or wireless users; the jurisdiction of traffic for inter-carrier compensation purposes; the services and facilities available to us; the price we will pay for those services and facilities; and the regulatory treatment of new technologies and services.  We anticipate that further legislative and regulatory rulemaking will occur--on the federal and state level--as the industry deregulates and as we enter new markets or offer new products. Rulings adverse to us, adverse legislation, new regulations or changes in governmental policy on issues material to us could have a material adverse effect on our telecom operations, results of operations, financial condition and prospects.

The provision of basic communications services is subject to significant regulation at the federal and state level.  The Federal Communications Commission regulates carriers providing interstate and international communications services. State public utilities commissions and municipalities exercise jurisdiction over intrastate communications services.  Many of our services are subject to federal, state and/or local regulation.  If we fail to comply with all applicable regulations or experience delays in obtaining required approvals, our business could be harmed. Additionally, compliance with these regulatory requirements may be costly. Regulations governing communications services also change from time to time in ways that are difficult to predict. Such changes may harm our telecom business by increasing competition, decreasing revenue, increasing costs, or impairing our ability to offer services.

We are not generating net income.

LTEL and its operating subsidiaries are not net income positive.  For the year ended December 31, 2003, LTEL had a net loss of $1,483,000.  At December 31, 2003, LTEL had a working capital deficit of $6,478,000 and an accumulated deficit of $9,658,000.  We may be required to provide funding to LecStar to continue its operations.

We must attract and retain personnel.

Our ability to manage our growth will be particularly dependent on our ability to develop and retain an effective sales force and qualified technical and managerial personnel.  The competition for qualified sales, technical, and managerial personnel in the communications industry is intense, and we may not be able to hire and retain sufficient qualified personnel.  In addition, we may not be able to maintain the quality of our operations, control our costs, maintain compliance with all applicable regulations, and expand our internal management, technical, information and accounting systems in order to support our desired growth, which could have an adverse impact on our telecom operations.

We may be unable to complete acquisitions that would enable us to grow our customer base, to expand into new markets, or to provide new services.

We may acquire other businesses to grow our customer base, to expand into new markets, or to provide new services. We cannot predict whether or when any prospective acquisitions will occur or the likelihood of a material transaction being completed on favorable terms and conditions. Any acquisition involves certain risks including: difficulties assimilating acquired operations and personnel; potential disruptions of our ongoing business; diversion of resources and management time; the possibility that uniform standards, controls, procedures and policies may not be maintained; risks associated with entering new markets in which we have little or no experience;

risks related to providing new services with which we have little experience; the potential impairment of relationships with employees or customers as a result of changes in management; difficulties in evaluating the historical or future financial performance of the business; integration of network equipment and operating support systems; and brand awareness issues related to the acquired assets or customers.

If we decide to acquire a business or its customers, there can be no assurance that financing would be available on satisfactory terms or that the acquired business would perform as expected.

An inability to market and develop additional services may adversely affect our ability to retain existing customers or attract new customers.

We currently offer local, long distance, data, and Internet telecommunications services.  In order to address the future needs of our customers, we will be required to market and develop additional services. We may not be able to continue to provide the range of telecommunication services that our customers need or desire. We may lose some of our customers or be unable to attract new customers if we cannot offer the services our customers need or desire.

We face intense competition that could adversely affect our business.

The market for telecommunications services is highly competitive. We compete, and expect to continue to compete, with current and potential market entrants, including: long-distance carriers; incumbent local exchange carriers, or ILECs; other competitive local exchange carriers, or CLECs; competitive access providers, or CAPs; cable television companies; electric utilities; microwave carriers; wireless telephone system operators; and private networks built by large end-users.

In addition, the possibility of combinations and strategic alliances in the telecommunications industry could give rise to significant new competitors. Moreover, some competitors are now emerging from the protection of Chapter 11 with dramatically altered financial structures that could give those entities the ability to offer more competitive rates than we can. We also expect increased competition from wireless service or voice over Internet Protocol (VoIP) providers as wireless and VoIP technologies improve.

Many of our current and potential competitors have competitive advantages over us, including substantially greater financial, personnel and other resources, including brand name recognition and long-standing relationships with customers. These resources may place us at competitive disadvantage in our existing markets and may impair our ability to expand into new markets, which could adversely affect our business.  If we fail to grow rapidly or obtain additional capital we may not be able to compete with larger, more well established companies.  There can be no assurance that we will be able to successfully compete in our existing markets or in new markets.

A failure to effectively manage processes and systems for ordering, provisioning and billing, or the failure of third parties to deliver these services on a timely and accurate basis, could have a material adverse effect on our ability to retain our existing customers or to attract and retain new customers.

We have processes and procedures and are working with external vendors, including the ILECs, to implement customer orders for services, the provisioning, installation and delivery of services, and monthly billing for those services. Our inability to effectively manage processes and systems for these service elements or the failure of the vendors serving ILECs to deliver ordering, provisioning and billing services on a timely and accurate basis could have a material adverse effect on our ability to retain our existing customers or attract and retain new customers.

Our inability to negotiate new interconnection agreements, or extensions or replacements of existing interconnection agreements, on acceptable terms and conditions could adversely affect our results of operations.

We have agreements for the interconnection of our networks with the networks of the ILECs covering each market in which we have a switching platform. These agreements also provide the framework for service to our customers when other local carriers are involved. We may be required to negotiate new interconnection agreements to enter new markets in the future. In addition, we will be required to negotiate amendments to extensions of, or replacement agreements as our existing interconnection agreements expire. We may not be able to successfully negotiate amendments to existing agreements, negotiate new interconnection agreements, renew our existing interconnection agreements, opt in to new agreements, or successfully arbitrate replacement agreements for interconnection on terms and conditions acceptable to us. Our inability to do so would adversely affect our existing operations and opportunities to grow our business in existing and new markets.

System disruptions could cause delays or interruptions of service, which could cause us to lose customers.

Our success depends on providing reliable service. Although we have designed our customer service system to minimize the possibility of service disruptions or other outages, our service may be disrupted by problems on our system, such as malfunctions in our software or other facilities, and by problems with a competitor's system, such as physical damage to telephone lines or power surges and outages. Any disruption in our network could cause us to lose customers and incur additional expenses.

We are dependent on third parties for acquiring customers and providing access to their networks for providing service to our customers.

We have arrangements with numerous independent parties to market our services to potential customers.  We are highly dependent on these relationships for our success.  Our agreements with utility companies provide us the exclusive right to provide services to their customers; however, these agreements do contain termination provisions.  If any of these relations were to terminate, it could result in a material adverse effect on our business, financial condition, and results of operations.  Our agreements with other independent third parties for the acquisition of customers are non-exclusive.  These entities are not under any obligation to continue to acquire customers for us.

We are dependent on local exchange carriers for co-location of equipment space, which may not be available on reasonable terms and in a timely manner. We are dependent on unbundled network elements from local exchange carriers and additional services from other telecommunication providers. We are also dependent on the efficient and smooth interface between our information systems and those of the local exchange carriers for certain processing functions and customer support.

We may not be able to retain customers.

A significant portion of our customers, especially residential customers, are not subject to any contractual obligations to continue to use our telecommunication services.  These customers may switch telecommunication service providers at will.  Furthermore, customers who have executed a contract with us may terminate if we are not able to provide acceptable quality of telecommunication service.  The loss of any significant number of customers would adversely affect our results of operations and financial condition.

Our existing method of providing service is susceptible to development of new technologies by competitors.

There exist other technologies that provide greater bandwidth than our methods of transmission and may be used instead of our services.  Existing alternative technologies include:

$

Digital Subscriber Line Technology.  Digital subscriber line technology was developed to produce higher data transfer rates over the existing copper-based telephone network.  The data transfer rates for digital subscriber lines are reported to range between 144,000 bits of dat per second and six million bits of data per second.

$

Cable Modems.  Cable modems can allow users to send and receive data using cable television distribution systems.  According to industry sources, cable modem users typically experience download speeds of 1.5 million bits of data per second.

$

Wireless Technologies.  Wireless technologies, such as satellite and microwave communications systems can provide high-speed data communications.  Not only are wireless technologies commercially deployed, there are significant tests underway to increase the bandwidth and availability of wireless technologies.

$

Integrated Serviced Digital Networks.  Integrated services digital networks have been ofered by the incumbent local telephone companies over the existing copper-based telephone network for some time.  These services offer data transfer speeds of 128,000 bits of data per second.  The development of new technologies or the significant penetration of alternative technologies into our target market may reduce the demand for our services and harm our business.

$

Voice Over Internet Protocol.  Voice over internet protocol usually permits broadband users to place and receive local and long distance calls using the Internet.  When compared to traditional wireline services, VOIP is usually less expensive.

$

Power Line Carrier.  Providing telecommunication service using electrical utilities’ infrastructure has been successfully deployed in Europe for a number of years; however, in the United States this technology has experienced limited commercial deployment to date.  Several entities are researching this technology and have announced plans to launch testing its commercial viability.

There may be additional unknown risks which could have a negative effect on us and our business.

The risks and uncertainties described in this section are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the foregoing risks actually occur, our business, financial condition, or results of operations could be materially adversely affected.

ITEM 2.

PROPERTIES

We own no real property.  Commencing in October 1996, we leased a 25,600 square foot facility in Draper, Utah, from an unaffiliated third party at which we conducted our principal scientific research, product development and sales and marketing activities.  Effective December 31, 2003, we terminated our lease agreement and vacated the facility.  Commencing in January 2004, we sub-leased a 24,308 square foot facility in Sandy, Utah from an unaffiliated third party to replace the Draper facility.  Our lease of that facility expires August 31, 2005.  The monthly lease payment is $24,000.

We lease approximately 2,100 square feet of office space in Boxborough, Massachusetts, where we conduct sales and marketing for our Products and product development for certain Core Technologies.  This lease expires December 31, 2005.  The average base monthly lease payment over the two-year life of the lease is $2,000.

We lease 16,511 square feet of space in Atlanta, Georgia for LecStar’s operations.  This lease expires on February 28, 2005.  The base monthly lease payment for the lease is $26,000.  We also lease telecommunications property in LecStar’s operating territories that include:

!

switches;

!

high capacity digital lines that interconnect LecStar’s network with incumbent local exchange carrier networks;

!

high capacity digital lines that connect LecStar’s switching equipment to its transmission equipment located in incumbent local exchange carrier central offices;

!

local loop lines which connect LecStar’s customers to its network; and

!

leasing space in incumbent local exchange carrier central offices for collocating LecStar’s transmission equipment

We believe that the facilities and equipment described above are generally in good condition, are well maintained, and are generally suitable and adequate for our current and projected operating needs.

Prior to October  2002, we subleased office space at market rates from SCC Asset Management, Inc., formerly Studdert Companies Corp. (“SCC”).  SCC is owned and controlled by two individuals whom are executive officers and directors of Fonix.  (See “Certain Relationships and Related Transactions,” and “Security Ownership of Certain Beneficial Owners and Management”).  The two executive officers and a former executive officer of Fonix personally guaranteed these leases in favor of SCC’s landlord. The subleases required monthly rental payments of $10,000.   During October 2002, we assumed SCC’s lease obligation.  The subleases were terminated effective February 2003.  On March 18, 2003, we executed a promissory note with the landlord in the amount of $114,000 covering outstanding lease obligations.  The note was paid in full in March 2004.

Effective May 25, 1999, we entered into an agreement to sublease a Cupertino, California facility to an unrelated third party. The agreement required the sublessee to pay the monthly rent of $32,000 directly to the lessor  through the end of the lease term on May 31, 2003.  We terminated the lease agreement effective May 31, 2003.

ITEM 3.

LEGAL PROCEEDINGS

Two of our subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc., are among the defendants who have been sued in the Superior Court of Fulton County, State of Georgia, by James D. Grenfell (Civil Action, File No. 2003-CV-77098).  The suit was filed in December 2003, seeking a temporary restraining order or other injunction that would, if granted, attach the capital stock of LecStar (now owned by Fonix), limit the use and expenditure of LecStar's cash to ordinary course operations, enjoin the transfer of cash or other assets of LecStar outside the ordinary course of business, enjoin deposits of LecStar operations outside the ordinary course, make certain officers of LecStar personally subject to the order, and appoint a third party to oversee the implementation of the order.  The plaintiff in that case asserts that he has a judgment in the amount of $1,015,000 plus interest against an entity that is allegedly the predecessor of LTEL as to the LecStar stock and business, and that the transfer of such stock and business in December 2002 was in violation of the Georgia Fraudulent Transfer statute.  The plaintiff sought a preliminary injunction against LTEL prior to our acquisition of the capital stock of LTEL in February 2004.  The Georgia state trial court denied the plaintiff’s motion for injunctive relief at that time.  The defendants in the action, including our two subsidiaries, have filed a motion to dismiss the action.  As of April 13, 2004, the trial court had not ruled on that motion.  To the extent that we or our subsidiaries are or become proper parties to this action, and if the motion to dismiss is denied, we will defend vigorously against these claims.

We are involved in other claims and actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters will not materially affect our consolidated financial position, liquidity, or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

2003 Annual Meeting of Shareholders

On December 22, 2003, we held our Annual Meeting of Shareholders in Salt Lake City, Utah.  The record date for the meeting was October 31, 2003, on which date there were 45,495,963 shares of our Class A common stock outstanding.

The first matter voted upon at the meeting was the election of directors.  The following directors were elected:

DIRECTOR	SHARES VOTED IN FAVOR	SHARES VOTED AGAINST
Thomas A. Murdock	38,131,514	618,491
Roger D. Dudley	38,043,042	706,963
William A. Maasberg, Jr.	38,150,887	599,118

The second matter voted upon at the meeting was the approval of the Board of Directors’ selection of Hansen, Barnett & Maxwell as our independent certified public accountants for the fiscal year ending December 31, 2003.  The results of the voting were 38,376,139 shares in favor, 282,063 shares against, and 91,083 shares abstaining.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

Our Class A common stock is listed on the OTC Bulletin Board under the trading symbol FNIX.  The following table shows the range of high and low sales price information for our Class A common stock as quoted on the OTC Bulletin Board for the calendar years 2002 and 2003, and for the first quarter of 2004 through April 13, 2004.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.  The quotations also do not reflect price adjustments related to the Reverse Stock Split (see "Reverse Stock Split" below).

Calendar Year

       2004

        2003

        2002

High      Low

High

Low

High      Low

First Quarter

$0.66

$0.28

$0.05

$0.01

$0.13

$0.04

Second Quarter*

$0.32

$0.30

$0.69

$0.13

$0.15

$0.05

Third Quarter

$0.26

$0.08

$0.08

$0.05

Fourth Quarter

$1.19

$0.13

$0.07

$0.04

* Through April 13, 2004.

The Reverse Stock Split took effect on April 4, 2003.  All prices beginning in the second quarter of 2003 reflect post-reverse stock split share prices.

The high and low sales prices for our Class A common stock on April 13, 2004, were $0.31 and $0.30, respectively.  As of April 13, 2004, there were 87,544,231 shares of Fonix Class A common stock outstanding, held by approximately 1,036 holders of record and approximately 40,000 beneficial holders.  This number of beneficial holders represents an estimate of the number of actual holders of our stock, including beneficial owners of shares held in “nominee” or “street” name.  The actual number of beneficial owners is not known to us.

We have never declared any dividends on our Class A common stock and it is expected that earnings, if any, in future periods will be retained to further the development and sale of our Core Technologies and products.  No dividends can be paid on our common stock until such time as all accrued and unpaid dividends on our preferred stock have been paid.

Reverse Stock Split

At a special meeting of shareholders held on March 24, 2003, our  shareholders approved a 1 share for 40 shares reverse stock split.  The Reverse Stock Split took effect at 12:01 a.m., April 4, 2003.

Recent Sales of Unregistered Equity Securities

For the year ended December 31, 2003, we received $7,122,000 in funds and a subscription receivable of $245,000 drawn under the fifth equity line, less commissions and fees of $291,000, and issued 25,494,145 shares of Class A common stock to the Equity Line Investor.  The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The resales of the shares were subsequently registered under registration statements on Form S-2.

Subsequent to December 31, 2003, and through April 13, 2004, we received an additional $7,300,000 in funds drawn under the fifth equity line, less commissions and fees of $237,000, and issued 20,749,456 additional shares of Class A common stock to the Equity Line Investor.  As of April 13, 2004, we have a put that has not yet closed under which we have issued 1,549,837 shares against and have yet to receive the proceeds for the put.  The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The resales of the shares were subsequently registered under registration statements on Form S-2.

On February 11, 2004, we issued 900,000 shares of Class A common stock to our legal counsel in payment of services rendered.  We also issued 500,000 shares to a consultant as payment for services rendered.

On October 24, 2003, we entered into a private placement of shares of our Class A common stock with The Breckenridge Fund, LLC, a New York limited liability company ("Breckenridge").  Under the terms of the private placement, we agreed to sell 1,043,478 shares of our Class A common stock for $240,000 (the "Private Placement Funds").  The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), and the rules and regulations promulgated thereunder.

Subsequent to our receiving the Private Placement Funds, but before any shares were issued in connection with the private placement, we agreed with Breckenridge to rescind the private placement of the shares and to restructure the transaction.  We retained the Private Placement Funds as an advance in connection with the restructured transaction.  We paid no interest or other charges to Breckenridge for use of the Private Placement Funds.

Following negotiations with Breckenridge, we agreed to sell to Breckenridge 3,250 shares of our Series I 8% Convertible Preferred Stock (the "Preferred Stock"), for an aggregate purchase price of $3,250,000, net of the Private Placement Funds which we had already received.  The sale of the Preferred Stock to Breckenridge closed on January 30, 2004, although the purchase was dated effective as of December 31, 2003.

In connection with the offering of the Preferred Stock, we also issued to Breckenridge (i) warrants (the "Warrants") to purchase up to 965,839 additional shares of our Class A common stock; (ii) 1,931,677 shares of our Class A common stock (the "Additional Shares"); and (iii) 482,919 shares of our Class A common stock (the "Fee Shares").  The shares of Series I Preferred Stock, the Warrants, the Additional shares, and the Fee Shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. We filed a registration statement on Form S-2 to register the resales of the shares underlying the Warrants and the Series I Preferred Stock, as well as the Additional Shares and the Fee Shares on March 5, 2004.

LecStar Acquisition - On February 24, 2004, Fonix acquired all of all of the capital stock of LTEL Holdings Corporation (“LTEL”) and its wholly-owned subsidiaries, LecStar Telecom, Inc. and LecStar DataNet, Inc. (collectively "LecStar"). The results of LecStar’s operations will be included in the consolidated financial statements from February 24, 2004. LecStar is a regional provider of communications services, including wireline voice, data, long distance and Internet services, to business and residential customers in Southeastern United States. LecStar Telecom, Inc. is certified by the Federal Communications Commission and nine states—Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee—as a competitive local exchange carrier to provide regulated local, long distance and international telecommunications services.

Fonix acquired LecStar to provide Fonix with a recurring revenue stream, a growing customer base, new marketing channels for its products, to reduce the cost of capital, and to acquire the significant experience of its management team in the telecommunications industry.

In accordance with Statement on Financial Accounting Standards No. 141, Business Combinations, the aggregate purchase price for financial reporting purposes was $13,550,000 and consisted of the issuance of 7,036,802 shares of Class A common stock valued at $4,926,000 or $0.70 per share, 2,000 shares of 5% Series H non-voting, non-convertible preferred stock with a stated value of $10,000 per share valued at $4,000,000, and a 5% $10,000,000 secured, six-year promissory note valued at $4,624,000.  The value of the shares of Class A common stock was determined based on the average market price of the Fonix common stock over the three-day period before and after the terms of the acquisition were agreed to and announced.  The values of the Series H preferred stock and the promissory note were determined based on the estimated risk-adjusted cost of capital to Fonix at the date of the acquisition.  The fair value of the Series H preferred stock was based on an imputed yield rate of 25% per annum and the discount on the promissory note of $5,376,000 was based on an imputed interest rate of 25% per annum.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the net assets over the purchase price was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the long-term assets.  Fonix and LecStar are in the process of determining the fair values of certain assets and liabilities; accordingly, the allocation of the purchase price is subject to refinement. At February 24, 2004, the purchase price was allocated to the assets acquired and the liabilities assumed as follows:

Current assets	$ 2,478,000
Investments	245,000
Property and equipment	153,000
Deposits and other assets	990,000
Intangible assets	19,143,000
Total assets acquired	23,009,000
Current liabilities	(8,923,000)
Long-term portion of notes payable	(536,000)
Total liabilities assumed	(9,459,000)
Net Assets Acquired	$ 13,550,000

Goodwill was not recognized in connection with the acquisition of LecStar. Of the $19,143,000 of acquired intangible assets, $1,149,000 was assigned to LecStar’s brand name, which has an indefinite life and therefore is not subject to amortization, $14,932,000 was assigned to the local telephone exchange customer base, with a 2.9-year weighted-average useful life, and $3,062,000 was assigned to established marketing contracts and agreements with utility companies, with a 1.8-year estimated useful life.  Total intangible assets subject to amortization have a weighted-average useful life of approximately 2.7 years.

Dividends on the stated value of the outstanding Series H preferred stock are payable at the rate of 5% per annum as and when declared by the Board of Directors. The annual dividend requirement is $1,000,000.  If dividends are declared on Fonix's common stock, as a condition of that dividend, Fonix is required to pay three percent of the aggregate amount of such dividend to the Series H preferred shareholders. Dividends on the Series H preferred stock and interest on the promissory note are payable in cash or, at the option of Fonix, in shares of Class A common stock. Fonix has agreed to register, within 120 days of the acquisition date, the Class A common stock issued in the acquisition and 4,000,000 additional shares of Class A common stock issuable, at the discretion of Fonix, as payment of interest on the promissory note and as dividends on the Series H preferred stock. The promissory note is secured by the assets and capital stock of the Company’s subsidiary, LTEL Acquisition Corporation, and the capital stock of LTEL and LecStar.

In the event of a voluntary or involuntary liquidation, dissolution or winding up of Fonix, the funds available for distribution, after payment to creditors and then to the holders of Fonix's Series A preferred stock of their liquidation payment, but before any liquidation payments to holders of junior preferred stock or common stock, would be payable to the holders of the Series H preferred stock (and any other subsequently created class of preferred stock having equal liquidation rights with the Series H preferred stock) in an amount equal to the stated value of the then outstanding Series H preferred stock plus any accumulated dividends thereon. The closing of any transaction or series of transactions involving the sale of all or substantially all of the assets of Fonix, LTEL or a merger, reorganization or other transaction in which holders of a majority of the outstanding voting control of Fonix do not continue to own a majority of the outstanding voting shares of the surviving corporation would be deemed to be a liquidation entitling the holders of the Series H preferred stock, at their option, to the payments described above.

Fonix has the option, but not the obligation, exercisable at any time, to redeem all or any portion of the outstanding Series H preferred stock. The redemption price is equal to any accumulated dividends on the redeemed shares plus a percentage of the stated value of the redeemed shares, based on the date the redemption occurs in relation to the original issuance date as follows: before the second anniversary – 102%; thereafter but before the third anniversary – 104%; thereafter but before the fourth anniversary – 106% and thereafter – 108%.

Under the terms of the Series H Preferred stock, the consent of the holders of 66% of the outstanding Series H Preferred stock is required in order to:

C

issue securities with any rights senior to or on parity with the Series H Preferred stock;

C

sell substantially all of Fonix’s assets, grant any exclusive rights or license to Fonix’s products or intangible assets (except in the ordinary course of business), or merge with or consolidate into any other entity in a transaction or series of related transactions, except during periods after the stated value of the outstanding Series H preferred stock is less than $5,000,000;

C

redeem any outstanding equity securities, except for previously issued options, warrants, or preferred stock, except during periods after the stated value of the outstanding Series H preferred stock outstanding is less than $5,000,000; or

C

make any changes in the rights, preferences, or privileges of the Series H preferred stock, amend the certificate of incorporation or bylaws.

On December 22, 2003, an unaffiliated third party filed a motion in Georgia state trial court seeking a temporary restraining order or other injunction that, if granted, would have attached the capital stock of the LecStar entities, limited the use and expenditure of LecStar's cash to ordinary course operations, enjoined the transfer of cash or other assets of LecStar outside the ordinary course of business, enjoined deposits of LecStar operations outside the ordinary course, made certain officers of LecStar personally subject to the order, and appointed a third party to oversee the implementation of the order. The plaintiff in that matter asserts that he has a legal judgment in the amount of $1,015,000 plus accrued interest thereon against an entity that he claims to be a predecessor of LTEL as to the LecStar stock and business, and that a transfer of such stock and business in December 2002 was in violation of the Georgia fraudulent transfer statute. The Georgia state trial court denied the motions filed on December 22, 2003. The underlying legal action is still pending, however, and to the extent properly joined in such matter, LTEL and LecStar intend to vigorously defend against the claims asserted in that matter.

The principal Series H preferred stockholder has placed 500 shares of Series H preferred stock in escrow for a period of 12 months from the date of acquisition as protection with respect to breaches of representations and warranties of the LTEL selling stockholders, including any liability or payment that may arise from the above mention legal action.

There have been no repurchases of equity securities by Fonix during the year ended December 31, 2003.

ITEM 6.

SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Report.

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenues	$ 2,384,000	$ 3,065,000	$ 582,000	$ 657,000	$ 440,000
Cost of Revenues	1,030,000	657,000	9,899,000	1,852,000	2,010,000
Selling, general and administrative expenses	7,004,000	11,929,000	11,646,000	10,752,000	9,499,000
Product development and research	5,142,000	8,193,000	8,123,000	5,871,000	7,909,000
Amortization of intangible assets	--	31,000	604000	604,000	604,000
Impairment loss on investment in affiliate	--	--	823000	--	--
Impairment loss on convertible note receivable	--	1114000	--	--	--
Impairment loss on intangible assets	302000	--	--	--	--
Purchased in-process research and development	--	--	--	474,000	--
Other expense, net	(2,091,000)	(581,000)	(173,000)	(3,991,000)	(3,699,000)
Loss from continuing operations, before equity in net loss of affiliate	(13,185,000)	(19,441,000)	(30,687,000)	(22,811,000)	(19,949,000)
Equity in loss of affiliate	(360,000)	(457,000)	(373,000)	--	--
Loss from discontinued operations	--	--	--	--	(2,187,000)
Gain (loss) on extraordinary items	--	--	--	49,000	474,000
Net loss	(13,545,000)	(19,898,000)	(31,060,000)	(22,761,000)	(21,662,000)
Basic and diluted net loss per common share	$ (0.50)	$ (1.73)	$ (5.20)	$ (5.60)	$ (11.29)
Basic and diluted weighted average number of common shares outstanding	26894005	11471564	5978281	4067107	1,918,843

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Current assets	$ 342,000	$ 691,000	$ 1,269,000	$ 3,752,000	$ 481,000
Total assets	3,173,000	6,523,000	8,599,000	17,517,000	19,173,000
Current liabilities	13,530,000	15,120,000	7,370,000	3,572,000	5,286,000
Long-term debt, net of current portion	40,000	3,000	--	20,000	3,971,000
Stockholders’ (deficit) equity	(10,397,000)	(8,599,000)	1,229,000	13,926,000	8,086,000

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES.  ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY FONIX TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY SECTION 21E OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.   ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY FONIX AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.  WHEN USED IN THIS REPORT, WORDS SUCH AS “BELIEVES,” “EXPECTS,” “INTENDS,” “PLANS,” “ANTICIPATES,” “ESTIMATES,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, ALTHOUGH THERE MAY BE CERTAIN FORWARD-LOOKING STATEMENTS NOT ACCOMPANIED BY SUCH EXPRESSIONS.  FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED “INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS” AND UNDER THE HEADING “CERTAIN SIGNIFICANT RISK FACTORS” IN ITEM 1 PART I OF THIS REPORT, ABOVE.

The following discussion of the results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Overview

Since inception, we have devoted substantially all of our resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other intelligent devices.  Through December 31, 2003, we have incurred significant cumulative losses, and losses are expected to continue until the effects of recent marketing and sales efforts begin to take effect, if ever.  We continue to emphasize delivery and sales of our applications and solutions (“Products”) while achieving technology upgrades to maintain our perceived competitive advantages.

In our current marketing efforts, we seek to form relationships with third parties who can incorporate our speech-enabling Products into new or existing products.  Such relationships may be structured in any of a variety of ways including traditional technology licenses, collaboration or joint marketing agreements, co-development relationships through joint ventures or otherwise, and strategic alliances.  The third parties with whom we presently have such relationships and with which we may have similar relationships in the future include developers of application software, operating systems, computers, microprocessor chips, consumer electronics, automobiles, telephony, and other products.  We are currently in negotiation with customers and potential customers to enter into additional third-party licensing, collaboration, co-marketing, and distribution arrangements.

Our revenues decreased from $3,065,000 for the year ended December 31, 2002 to $2,384,000 for the year ended December 31, 2003.  We incurred negative cash flows from operating activities of $9,245,000 during the year ended December 31, 2003.  Sales and licensing of Products have not been sufficient to finance ongoing operations.  As of December 31, 2003, we had negative working capital of $13,188,000, an accumulated deficit of $207,550,000, accrued employee wages of $6,964,000 and accounts payable over 60 days past due of $2,019,000.  Our continued existence is dependent upon several factors, including our success in (1) increasing Product license, royalty, sales, and services revenues, (2) raising sufficient additional equity and debt funding through the use of the fifth equity line or other facilities, and (3) minimizing and reducing operating costs.  Until sufficient revenues are generated from operating activities, we expect to continue to fund our operations through the sale of our equity securities, primarily in connection with the fifth equity line.

In 2003, we experienced slower development of markets for speech applications than had been anticipated due to several factors.  First, the limited resources with which we operated hampered our ability to aggressively support marketing and sales as originally anticipated. Additionally, time and resources required to develop certain Products were greater than originally anticipated, and, with limited resources available, we have not been able to expedite such development.  The occurrence of these conditions has caused us to (I) reduce our emphasis on consumer applications because of the significant resources required to develop retail markets, (ii) reduce our development and marketing efforts in the computer telephony and server-based markets, and (iii) increase our emphasis and focus on mobile and wireless applications, automotive speech interface solutions and assistive markets, where management  believes we enjoy the greatest technological and market advantage.

We assess unamortized capitalized computer software costs for possible write down based on net realizable value of each related product.  Net realizable value is determined based on the estimated future gross revenues from a product reduced by the estimated future cost of completing and disposing of the product, including the cost of performing maintenance and customer support.

In order to assess future gross revenues, we have evaluated the life cycle of our Products and the periods in which we will receive revenues from them. Widespread deployment of speech applications, solutions and interface products is growing, especially for the Products we  develop and market.  However, certain speech Products, specifically those which are useful in the telecommunications segment, have been severely impacted by declining market conditions over the past 18 to 24 months.  Nevertheless, speech applications and interface solutions useful in devices such as smart-phones, PDAs, cell phones, assistive devices for the sight-impaired, and other mobile and wireless devices are beginning to enjoy user acceptance and increased market demand.  Our experience has indicated that original equipment manufacturers ("OEMs"), value added resellers (“VARs”), software developers and other users typically integrate a new application or interface product such as speech initially into only one or two products.   Then, as market and user acceptance of the technology increases, as applications are proven reliable, and as cost of production and delivery decreases on a per-unit basis, the applications typically are expanded into broader product lines.  As a result, initial sales volumes in early OEM integration periods are expected to be low, but will grow at a substantial pace in subsequent periods as (I) OEM customers expand product offerings and (ii) the customers of OEMs commit to and release speech applications in their products. We expect growth to continue for four to six years, but expect the rate of growth to slow as the market matures toward the end of that period.

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

The speech software technology was tested for impairment in December 2001 and December 2002.  Due to the down-turn in the software industry and the U.S. economy, operating losses and cash used in operating activities during the fourth quarter of 2001 were greater than anticipated. Based on that trend, management revised estimated net future cash flows from the speech technology, which resulted in recognition of an impairment loss of $5,832,000 during the fourth quarter of 2001. The impairment loss was charged to cost of revenues.  During 2003, we modified our estimate of future cash flows to be provided by our intangible assets and determined that the carrying amount of the speech software technology was in excess of future cash flows provided by the speech software technology.  Accordingly, we recorded a charge of $822,000 during the year ended December 31, 2003 to fully impair the carrying value of the speech software technology.  The loss was charged to cost of revenues.

With respect to our other long-lived assets, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of long-lived assets is reduced by the estimated excess of the carrying value over the projected discounted cash flows.  We recorded a charge of $302,000 during the year ended December 31, 2003, to fully impair the carrying value of our intangible assets.

Revenue Recognition - We recognize revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition” and related interpretations.  We generate revenues from licensing the rights to its software products to end users and from royalties.  We also generate service revenues from the sale of consulting and development services.

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

Deferred revenue as of December 31, 2003, consisted of the following:

Description	Criteria for Recognition	Amount
Deferred unit royalties and licence fees	Delivery of units to end users or expiration of contract	$ 535,000
Deferred customer support	Expiration of period covered by support agreement	5000
Total deferred revenue		$ 540,000

Cost of revenues - Cost of revenues from license, royalties, and maintenance consists of costs to distribute the product, installation and support personnel compensation, amortization and impairment of capitalized speech software costs, licensed technology, and other related costs. Cost of service revenues consists of personnel compensation and other related costs.

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

Stock-based Compensation Plans - We account for our stock-based compensation issued to employees and directors under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option’s exercise price on the measurement date is below the fair value of our common stock, and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of our common stock, and is recognized on the date of award or purchase.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,”and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” require pro forma information regarding net loss and net loss per common share as if we had accounted for our stock options granted under the fair value method.  This pro forma disclosure is presented in Note 1 of the consolidated financial statements.

We account for stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123 and related interpretations.  Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete.  We have adopted the disclosure requirements of SFAS No. 148 in the accompanying financial statements.

Imputed Interest Expense and Income - Interest is imputed on long-term debt obligations and notes receivable where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics.

Recently Enacted Accounting Standards -

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46.”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest 45 entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors do not have a controlling financial interest, or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 applies to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a VIEs that it acquired before February 1, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Reclassifications and restatements - Certain reclassifications have been made in the prior years’ consolidated financial statements to conform with the current year presentation.

Results of Operations

Fiscal Year 2003 Compared to 2002

During 2003, we recorded revenues of $2,384,000, a decrease of $681,000 from $3,065,000 in 2002.  The decrease was due primarily to an overall decrease in the number of non-recurring engineering contracts during 2003 of $479,000, a decrease in DecTalk hardware sales of $319,000 and a decrease in DecTalk royalties of $188,000 partially offset by increased revenues from the Company’s Korean subsidiary of $199,000, increased licensing revenues of $96,000 and increased support revenues of $54,000.

Cost of revenues was $1,030,000 in 2003, an increase of $373,000 from $657,000 in 2002.  This increase is due primarily to the impairment loss recognized of $822,000 partially offset by decreases in cost of hardware sales of $188,000 due to the discontinuance of the DecTalk hardware line and decreases in costs associated with NRE projects of $188,000 due to the overall decrease in NRE contracts.

Selling, general and administrative expenses were $7,004,000 in 2003, a decrease of $4,925,000 from $11,929,000 in 2002.  The decrease was primarily due to decreased wage and wage related expenses of $2,792,000 due to the overall decrease in headcount from 2002 to 2003, losses recognized in conjunction with the Unveil Technologies note receivable impairment of $1,114,000 recognized in 2002, decreased legal and accounting fees of $253,000 and decreased advertising of $179,000.

We incurred research and product development expenses of $5,142,000 during 2003, a decrease of $3,051,000 from $8,193,000 for 2002.  This decease was due to an overall decrease in wage and wage related expenses of $2,398,000 due to the overall decrease in R&D personnel during 2003, decreased expenditures on outside consultants of $474,000, decreased other operating expenses of $99,000 and decreased travel expenses of $68,000 during the year ended December 31, 2003.

Net interest and other expense was $2,091,000 for 2003, an overall increase of $1,510,000 from $581,000 for 2002.  This increase is due primarily to interest expense recognized in association with our Series D Debentures during 2003, the recognition of losses associated with the disposition of fixed assets of $179,000 partially offset by the gain recognized on the disposition of our investment in Audium of $53,000.

Fiscal Year 2002 Compared to 2001

During 2002, we recorded revenues of $3,065,000, an increase of $2,483,000 from $582,000 in 2001.  The increase in 2002 was due primarily to revenues generated from the acquisition of the DecTalk assets from Force Computers, Inc. and the overall increase in non-recurring engineering contracts during 2002.

Cost of revenues was $657,000 in 2002, a decrease of $9,242,000 from $9,899,000 in 2001.  This decrease was due to the impairment losses that were recognized on handwriting recognition in the amount of $2,056,000, and certain speech related technologies in the amount of $5,832,000 during 2001.  The remaining difference was a net increase of $368,000 related primarily to DecTalk sales recognized in 2002.

Selling, general and administrative expenses were $11,929,000 for 2002 and $11,646,000 for 2001, an increase of $283,000.  The increase was primarily due to an increase in compensation expense due to personnel added for sales and marketing of $333,000, increased consulting costs of $226,000, and increases in other operating expenses of $1,716,000, primarily due to the impairment losses recognized in conjunction with the Unveil Technologies note receivable.  These increases were partially offset by a decrease in legal expenses of $393,000, decreased travel expenses of $394,000, and decreased other general and administrative expenses of $68,000.

We incurred research and product development expenses of $8,193,000 during 2002 and $8,123,000 during 2001, an increase of $69,000.  The overall increase was due to increased consulting costs of $182,000, increased software license fees of $114,000, increased travel and occupancy related costs of $54,000, partially offset by reduced compensation related costs of $441,000.

Net other expense was $581,000 for 2002, an increase of $408,000 from 2001.  The overall increase is due to interest expense associated with the additional debt we incurred during 2002.

Selected Quarterly Operations Data

The following tables set forth selected unaudited statement of operations data for each of the quarters in the years ended December 31, 2003 and 2002.  This data has been derived from our unaudited financial statements that have been prepared on the same basis as the audited financial statements and, in the opinion of management,  include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in connection with the financial statements and the related notes.  Our quarterly operating results have varied substantially in the past and may vary substantially in the future.  Conclusions about our future results for any period should not be drawn from the selected unaudited statement of operations data, either for any particular quarter or taken as a whole.

	For the Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(Unaudited)
Net sales	$ 590,000	$ 632,000	$ 457,000	$ 705,000
Loss before equity in net loss of affiliate	(4,158,000)	(3,510,000)	(2,868,000)	(2,647,000)
Net loss	(4,270,000)	(3,587,000)	(2,818,000)	(2,868,000)
Basic and diluted loss per common share	(0.30)	(0.19)	(0.11)	(0.06)

	For the Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(Unaudited)
Net sales	$ 299,000	$ 680,000	$ 834,000	$ 1,253,000
Loss before equity in net loss of affiliate and extraordinary item	(5,131,000)	(5,449,000)	(6,025,000)	(2,836,000)
Net loss	(5,245,000)	(5,538,000)	(6,155,000)	(3,008,000)
Basic and diluted loss per common share	(0.40)	(0.40)	(0.40)	(0.40)

Liquidity and Capital Resources

We must raise additional funds to be able to satisfy our cash requirements during the next 12 months. Product development, corporate operations, and marketing expenses will continue to require additional capital.  Because we presently have only limited revenue from operations, we intend to continue to rely primarily on financing through the sale of our equity and debt securities to satisfy future capital requirements until such time as we are able to enter into additional third-party licensing, collaboration, or co-marketing arrangements such that we will be able to finance ongoing operations from license, royalty, and sales revenue. There can be no assurance that we will be able to enter into such agreements. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of Fonix in connection with such financing could result in substantial additional dilution to the stockholders Fonix.

Our cash resources are limited to collections from customers, draws on the equity line, issuance of Series I Preferred Stock, and loans, which are not sufficient to cover operating expenses.  As a result, payments to employees and vendors have been delayed.  We have significantly reduced our workforce since June 2002.  No stoppage of work has occurred as a result of nonpayment or delayed payment of compensation to date, nor have deliveries to customers been affected.  At December 31, 2003, unpaid compensation payable to current and former employees amounted to approximately $6,964,000 and vendor accounts payable amount to approximately $2,650,000.  We have not been declared in default under the terms of any material agreements.

Several former employees filed suits against Fonix to collect past due wages or filed complaints with the State of Utah Labor Commission asserting past due wage claims.  We have settled several of these suits and are negotiating to settle the remaining suits on terms similar to those offered to current employees who are also owed past due wages.

We had $2,384,000 in revenue and a comprehensive loss of $13,544,000 for the year ended December 31, 2003. Net cash used in operating activities of $9,245,000 for the year ended December 31, 2003, resulted principally from the net loss incurred of $13,543,000, decreased accrued liabilities of $632,000, decreased accounts payable of $319,000 and decreased deferred revenues of $314,000 offset by non-cash interest expense and accretion of discount related to Series D debentures of $1,508,000, non-cash expenses pertaining to the impairment loss on the intangible assets of $1,124,000, increase in accrued payroll of $1,698,000, depreciation and amortization of $389,000, equity in net loss of affiliate of $193,000, loss on fixed asset disposals of $179,000 and changes in current assets of $177,000.  Net cash provided by investing activities of $394,000 for the year ended December 31, 2003, consisted of proceeds from the convertible note receivable of $403,000 and the purchase of equipment of $9,000.  Net cash provided by financing activities of $8,877,000 consisting primarily of the receipt of $9,686,000 in cash related to the sale of shares of Class A common stock and the receipt of $240,000 in cash as an advance on the issuance of the Series I Preferred Stock, partially offset by payments on Series D Debentures of $650,000 and payments on notes payable of $396,000.

We had negative working capital of $13,031,000 at December 31, 2003, compared to negative working capital of $14,429,000 at December 31, 2002.  Current assets decreased by $349,000 to $342,000 from December 31, 2002 to December 31, 2003.  Current liabilities decreased by $1,747,000 to $13,373,000 during the same period.  The change in working capital from December 31, 2002, to December 31, 2003, reflects, in part, the release under the note payable to affiliate, the payment of the debentures and note payable, collection of the convertible note receivable, an overall increase in accrued payroll, accounts payable, accrued liabilities and notes payable due primarily to our inability to raise capital while the registration statement for the third equity line was under review by the Securities and Exchange Commission.  Total assets were $3,173,000 at December 31, 2003, compared to $6,523,000 at December 31, 2002.

Convertible Notes Receivable

On December 1, 2001, Fonix, as lender, established a revolving line of credit and convertible promissory note with Unveil Technologies, Inc. (“Unveil”), that permitted Unveil to draw up to $2,000,000 for operations and other purposes.  Unveil is a developer of natural language understanding solutions for customer resource management (“CRM”) applications.  We desired to obtain a license to Unveil’s applications when completed, and we made the loan to Unveil to facilitate and expedite the development and commercialization of Unveil’s voice-enabled CRM software.

During the year ended December 31, 2002,  Unveil drew $880,000 on the line of credit, bringing total draws on the line of credit to $1,450,000 as of December 31, 2002.  Due to limited resources available to us, only minimal requests for funding by Unveil under the line of credit have been met.  This limitation in funding has resulted in a deterioration of Unveil’s financial condition and has caused Unveil to slow its development process.  Accordingly, due to Unveil’s financial condition, we recorded an impairment loss as of December 31, 2002 in the amount of $1,523,842, consisting of the outstanding balance on the line of credit plus accrued interest thereon as of that date.

During the first quarter of 2003, we entered into an agreement to terminate the revolving line of credit and convertible promissory note with Unveil.  In full payment of the balance of $1,450,000 due under the note, we  received a payment of $410,000 and 1,863,636 shares of Unveil’s Series A Preferred Stock.  Accordingly, we adjusted the estimated impairment, recorded in the third quarter, such that the carrying amount of the note receivable was equal to the amount subsequently received in January 2003.  We did not place a value on the Preferred Stock due to Unveil’s overall financial condition.

Investment In Audium Corporation

In February 2001, we entered into a collaboration agreement with Audium Corporation (“Audium”) to provide an integrated platform for generating Voice XML solutions for Internet and telephony systems.  Audium is a mobile application service provider that builds and operates mobile applications that allow access to Internet information and to complete online transactions using any telephone. The collaboration included integration of our technologies with Audium’s mobile applications development capability.

Note Receivable - In connection with the collaboration agreement with Audium, in February and May 2001, we advanced an aggregate of $400,000 to Audium as a bridge loan (the “Audium Note”).  The loan bears interest at a rate of 5 percent per year, has a term of four years and is convertible into shares of Audium Series A Convertible Preferred Stock (“Audium Preferred Stock”).  The Audium Note is convertible into shares of Audium Preferred Stock at a price of $1.46 per share in the event of (I) Audium’s  raising an additional $2,000,000 prior to October 6, 2002, (ii) Audium's merger or consolidation, (iii) a qualified public offering of Audium’s common stock, (iv) an event of default under a note payable from Fonix (see Fonix Note below), or (v) Audium's aggregate gross revenues for the months of January through June 2003 exceeding $1,000,000.  The Audium Note is secured by Audium's intellectual property.  Further, at the closing, Audium granted to Fonix a fully paid, worldwide, non-exclusive license to Audium's software to make, manufacture, and use the software and any derivative works if Audium declares bankruptcy or ceases to do business.

Management determined that a 12 percent annual interest rate better reflects the risk characteristics of the Audium Note.  Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $303,000.  For the years ended December 31, 2003, 2002 and 2001, we recorded interest income of $44,000, $40,000 and $30,000, respectively, including contractual and imputed interest.

Investment in Affiliate - In April 2001, we closed a stock purchase agreement with Audium, wherein we agreed to purchase up to $2,800,000 of Audium Preferred Stock at a price of $1.46 per share.  At closing, we paid $200,000 in cash and gave Audium a non-interest bearing note (the “Fonix Note”) for the remaining $2,600,000.  Interest on the Fonix Note was imputed at 12 percent resulting in a present value of $2,370,000.  The resulting purchase price of the Audium Preferred Stock was $2,570,000.

Each share of Audium Preferred Stock is convertible into one share of Audium’s common stock.  Holders of Audium Preferred Stock are entitled to eight percent cumulative dividends, a liquidation preference in excess of the original purchase price plus any declared but unpaid dividends, anti-dilution rights, and voting rights equal to the corresponding number of common shares into which it is convertible.  The stock purchase agreement also entitles Fonix to elect one member of Audium’s board of directors.  Audium also granted Fonix certain registration rights after the closing of a public offering by Audium.

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

The difference between the total purchase price of the Audium Preferred Stock and our portion of Audium's net stockholders' deficit at the time of the purchase was $2,701,000, which was allocated to capitalized software technology.  The excess purchase price allocated to the capitalized software technology was amortized on a straight-line basis over a period of eight years through December 31, 2010.  After the impairment in the investment in Audium discussed below, the remaining excess purchase price was $1,008,000 and is being amortized over the remaining portion of the eight year period.

The investment in Audium did not provide us with rights to any technology developed by Audium.  Also, we did not own an interest sufficient to control Audium, if we were to convert the Audium Note to Audium Preferred Stock.  As a result, management determined that it is appropriate to account for the investment, which represents 26.7 percent of Audium’s voting stock, under the equity method and not as a research and development arrangement.

Audium has incurred losses since we acquired the Audium Preferred Stock and as such, Audium did not have the ability to declare or pay preferred dividends on the Preferred Stock.  We recognized losses for the years ended December 31, 2003 and 2002 and the period from April 11, 2001 through December 31,  2001 as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period From April 11, 2001 Through December 31, 2001
Fonix share of Audium net loss	$ 193,000	$ 290,000	$ 98,000
Amortization of difference between purchase price of Audium Preferred Stock and Fonix’s share of Audium’s net stockholders’ deficit	167,000	167,000	275,000
Total equity in loss of affiliate	$360,000	$457,000	$373,000

A summary of the results of Audium’s operations for the years ended December 31, 2003, 2002 and 2001, and net assets as of December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

Net sales	$ 637,000	$ 475,000	$ 467,000

Loss from operations	(1,244,000)	(1,129,000)	(821,000)

Non-operating income	524,000	-	-

Net loss	(720,000)	(1,084,000)	(862,000)

Current assets	241,000	1,501,000	539,000

Total assets	1,163,000	2,817,000	1,459,000

Current liabilities	1,569,000	1,664,000	626,000

Total liabilities	1,619,000	2,064,000	1,048,000

Net assets	$ (456,000)	$ 752,000	$ 411,000

The fair value of this investment was determined based on Audium's estimated future net cash flows considering the status of Audium's product development. We evaluated this investment for impairment annually and more frequently when indications of decline in value existed.  An impairment loss that is other than temporary is recognized during the period it is determined to have existed.  An impairment is determined to be other-than-temporary if estimated future net cash flows are less than the carrying value of the investment.  If projections indicate that the carrying value of the investment will not be recoverable, the carrying value is reduced by the estimated excess of the carrying value over the estimated discounted cash flows.

At December 31, 2001, we assessed the realizability of the investment in Audium, and we wrote down the investment by $823,000. The write-down was a result of a decrease in the estimated cash flows expected to be realized from the investment due to overall decline in the economy and the potential impact on related markets for Audium’s products.

Note Payable to Affiliate - The Fonix Note is payable in 13 monthly installments of $200,000 beginning on June 1, 2001, and bears no interest unless an event of default occurs, in which case it will bear interest at 12 percent per year. No events of default have occurred to date.  The Fonix Note is secured by shares of Audium Preferred Stock as described above.

Management determined that a 12 percent annual interest rate reflects the risk characteristics of the Fonix Note.  Accordingly, interest has been imputed at 12 percent, and we recorded a present value of $2,370,000 for the note payable.  For the years ended December 31, 2002 and 2001, we recorded interest expense of $95,000  and  $164,000, respectively,  related to this note.  Through December 31, 2003, payments amounting to $1,800,000 had been made under the Fonix note.

Sale of Investment in Audium - On December 31, 2003, we entered into an agreement with Audium with respect to the Audium Note, the Fonix Note, and the Audium Preferred Stock.  Under the agreement, we agreed that the balance owing under the Audium Note would be offset against the balance owing under the Fonix Note, and accordingly, the Audium Note was deemed to be paid in full.  We further agreed to transfer to Audium all of our right, title, and interest in the Audium Preferred Stock in exchange for (a) return of the Fonix Note marked "paid in full"; and (b) the right for Fonix and its affiliates to receive up to $1,800,000 in credit to be applied, during a four year period, at the sole discretion of Fonix as to the timing and order of application, against license, maintenance and support fees, charges for professional services and other amounts due Audium in connection with any existing or future developers, run-time or other licenses, and professional services agreements arising in connection therewith, granted by Audium to Fonix.  On March 30, 2004, Fonix and Audium entered into a Software License Option Agreement whereby Audium granted Fonix the rights and interests described above.  As the $1,800,000 prepaid credit represents the amount of the investment the Company has made into Audium, that investment was reduced due to recognition of Fonix’s portion of Audium’s loss under the equity method of accounting for investments and through impairment charges during 2002.  Accordingly, the Company did not value the prepaid credit at December 31, 2003.  The Company intends to utilize the software option agreement by offsetting the cost of development and runtime licenses against the prepaid credit.

Promissory Note

On December 14, 2001, we entered into an Asset Purchase Agreement with Force Computers, Inc.  As part of the purchase price, Fonix issued a non-interest bearing promissory note in the amount of $1,280,000.  Management determined that a seven percent annual interest rate reflects the risk characteristics of the this promissory note.  Accordingly, interest has been imputed at seven percent, and we recorded a discount of $40,000 for the note payable.  From the purchase date through December 31, 2001, we recorded interest expense of $4,000 related to this promissory note and $36,000 for the year ended December 31, 2002.

As collateral for the promissory note, 175,000 shares of our  Class A common stock were placed into escrow.  Under the terms of the escrow, the shares were not to be released to Force unless we were delinquent or late with respect to any payment under the note. Also, under the terms of the Asset Purchase Agreement, we were required to deposit all receipts from customers acquired in this transaction into a joint depository account.  We had the right to withdraw such funds; however, in the event of default on any payments to Force under the terms of the promissory note, Force had the right to withdraw funds from the depository account until the deficiency in payment was covered, at which time, Fonix could again have use of the funds.  Through December 31, 2002, payments required under the note were made, except the final payment of $250,000, which remained outstanding at December 31, 2002.  The remaining balance was paid during 2003.

Notes Payable - Related Parties

Two of our executive officers (the “Lenders”) sold shares of Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to Fonix under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in Company operations.  The advances bear interest at 10 percent per annum, payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, was originally due and payable on June 10, 2003.  The Company and the lenders agreed to postpone the maturity date of the promissory note to December 31, 2003.  The Company and the lenders further agreed to extend the maturity date of the promissory note to June 30, 2004.  After December 11, 2002, all or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock.  The conversion price is the average closing bid price of the shares at the time of the advances.  If converted, the conversion amount is divided by the conversion price to determine the number of shares to be issued to the Lenders.  To the extent the market price of our Class A common stock is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.  The Lenders subsequently pledged 30,866 shares of Class A common stock to the Equity Line Investor in connection with an advance of $183,000 to us under the third equity line (see Note 12 to the  consolidated financial statements for the year ended December 31, 2003, included with this report).  The Equity Line Investor  subsequently sold the pledged shares and applied the proceeds in reduction of the advance.  The value of the pledged shares of $82,000 was treated as an additional advance from the Lenders.

During the fourth quarter of 2003, we made a principal payment of $27,000 against the note, leaving a balance of $389,000 outstanding at December 31, 2003.

The aggregate advances of $389,000 from the Lenders are secured by our intellectual property rights and other assets.  As of December 31, 2003, the Lenders had deferred all interest payments due to date and had not converted any of the outstanding balance nor interest thereon into Class A common stock.

Notes Payable

We had unsecured demand notes payable to former stockholders of an acquired entity in the aggregate amount of $78,000 outstanding as of December 31, 2003.  We are attempting to negotiate a reduced payoff of these notes.

Series D Debentures

On October 11, 2002, we issued $1,500,000 of Series D 12% Convertible Debentures (the “Debentures”), due April 9, 2003, and 194,444 shares of Class A common stock to Breckenridge Fund, LLC (“Breckenridge”), an unaffiliated third party, for $1,500,000 before offering costs of $118,000.  The outstanding principal amount of the Debentures was convertible at any time at the option of the holder into shares of our common stock at a conversion price equal to the average of the two lowest closing bid prices of our Class A common stock for the twenty trading days immediately preceding the conversion date, multiplied by 90%.

We determined that Breckenridge had received a beneficial conversion option on the date the Debentures were issued.  The net proceeds of $1,382,000, were allocated to the Debentures and to the Class A common stock based upon their relative fair values and resulted in allocating $524,000 to the Debentures, $571,000 to the related beneficial conversion option, $373,000 to the 194,444 shares of Class A common stock, less $86,000 of deferred loan costs.  The resulting $976,000 discount on the Debentures and the deferred loan costs were amortized over the term of the Debentures as interest expense.

In connection with the issuance of the Debentures, we issued, as collateral to secure our performance under the Debenture, 2,083,333 shares of Class A common stock (the "Collateral Shares"), which were placed into an escrow pursuant to an escrow agreement.  Under the escrow agreement, the Collateral Shares would not be released to Breckenridge unless we were delinquent with respect to payments under the Debenture.

The Debentures were originally due April 9, 2003.  However, Fonix and Breckenridge agreed in January 2003 to modify the terms of the Debentures requiring the following principal payments plus accrued interest: $400,000 in January 2003; $350,000 in February 2003; $250,000 in March 2003; $250,000 in April 2003; and $250,000 in May 2003.  Additionally, we agreed to release 237,584 of the Collateral Shares to Breckenridge as consideration (the “Released Shares”) to Breckenridge for revising the terms of the purchase agreement.  The additional shares were accounted for as an additional discount of $285,000.  The value of the shares was amortized over the modified term as interest expense.  We did not make the last three payments as scheduled, and Breckenridge asserted its rights under the Debentures for penalties.  Breckenridge asserted a claim of $379,000 which we disputed.  Both parties subsequently agreed to satisfy the claim in full through the issuance of 1,550,000 shares of our Class A common stock with a value of $225,000.  We transferred the shares to Breckenridge on October 20, 2003, in full satisfaction of the claim and recorded the penalty as interest expense.

In connection with the issuance of the Debentures, we entered into a registration rights agreement in which we agreed to register the resale of the shares underlying the Debentures, the Collateral Shares, and the Released Shares.  We filed a registration statement on Form S-2, which became effective February 14, 2003.  Additionally, we filed another registration statement on July 2, 2003, which was declared effective on July 7, 2003, which included shares issuable to Breckenridge in connection with the Debentures. We were obligated to file such post-effective amendments as necessary to keep the registration statements effective as required by the registration rights agreement.

Through December 31, 2003, we had paid $650,000 of the outstanding principal, together with $54,000 in accrued interest.  Additionally, through December 31, 2003, the holder of the Debentures converted the remaining $850,000  principal amount and $41,000 in interest into 7,359,089 shares of our Class A common stock.

As part of the Debenture agreement, we were required to pay Breckenridge a placement fee in the amount of $350,000 payable in stock at the conclusion of the Debenture.  We satisfied the obligation through the issuance of 2,000,000 shares of our Class A common stock valued at $358,000, or $0.179 per share and 377,717 shares of our Class A common stock valued at $59,000, or $0.157 per share.  We recorded the expense as interest expense in the accompanying financial statements.

Equity Lines of Credit

Convertible Promissory Note - In June 2000, we executed a convertible promissory note (the “2000 Note”) with a private investor in the amount of $7,500,000, against which we were permitted to draw funds as needed for operating purposes.  The 2000 Note bore interest at six percent annually, compounded monthly, and was due September 30, 2001.  Principal drawn under the terms of the 2000 Note was designated as the “Initial Investment Amount” under the Private Equity Line Agreement described below.  The investor had the right to convert, at its option, all or any portion of the outstanding principal and interest into shares of Class A common stock at the lesser of $0.75 or 85 percent of the average of the three lowest closing bid prices of Class A common stock in the 20-day trading period prior to the date of conversion.  During 2000, we drew the entire amount available under the 2000 Note and recorded $106,000 as interest expense. Principal and interest were converted into 288,619 shares of Class A common stock.  We also recorded a beneficial conversion feature as interest expense in the amount of $3,448,000 related to borrowings under the 2000 Note.

Equity Line of Credit - In August 2000, we entered into a Private Equity Line Agreement (the “Initial Equity Line”) with the same investor (“Equity Line Investor”) which gave us the right to draw up to $20,000,000 for operations and other purposes.  The Initial Investment Amount of $7,500,000 was drawn as part of the 2000 Note described above.  The balance remaining under the Initial Equity Line was available to us through a mechanism of draws and puts of stock.  We were entitled to draw funds and to “put” to the Equity Line Investor shares of Class A common stock in lieu of repayment of the draw.  The number of shares issued was determined by dividing the dollar amount of the draw by 90 percent of the average of the two lowest closing bid prices of Class A common stock over the seven trading-day period following the date we tender the put notice.  The Equity Line Investor funded the amounts requested by us within two trading days after the seven trading-day period.

From its inception through December 31, 2000, draws taken under the Initial Equity Line, excluding the Initial Investment Amount, amounting to $3,974,000, less commissions and related fees of $119,000, were converted into 312,317 shares of Class A common stock.  During 2001, draws amounting to $5,510,000, less commissions and related fees of $165,000, were converted into 658,829 shares of Class A common stock.

For the year ended December 31, 2002, we received $3,618,000 in funds drawn under the Equity Line, less commissions and fees of $85,000, and issued 1,017,323 shares of Class A common stock to the Initial Equity Line investor.

Second Equity Line of Credit  - In April 2001, we entered into a second private equity line agreement (the “Second Equity Line”) with the Equity Line Investor.  Under the Second Equity Line, we had the right to draw up to $20,000,000 under terms substantially identical to the initial Equity Line.

From the inception of the Second Equity Line through December 31, 2001, draws under the Second Equity Line amounting to $13,425,000, less commissions and fees of $498,000,  were converted to 2,950,325 shares of Class A common stock.

For the year ended December 31, 2002, we received $5,740,000 in funds drawn under the Second Equity Line, less commissions and fees of $190,000, and issued 2,339,675 shares of Class A common stock to the Equity Line investor.

Third Equity Line of Credit - In June 2002, we entered into a third equity line agreement (the “Third Equity Line”) with a third party investor (the “Equity Line Investor”).  Under the Third Equity Line, we had the right to draw up to $20,000,000 under terms substantially identical to the initial Equity Line.  On June 27, 2002, we filed with the SEC a registration statement on Form S-2 to register the resale of up to 5,000,000 shares of our Class A common stock by the Equity Line Investor, which became effective during January 2003.  During the third and fourth quarters of 2002, the Equity Line Investor advanced us $183,000 against future draws on the Third Equity Line (see Note 7 to Consolidated Financial Statements).  The balance owing on the advance was included in accrued liabilities in the accompanying financial statements at December 31, 2002.

For the year ended December 31, 2003, we received $2,625,000 in funds drawn under the Third Equity Line, less commissions and fees of $64,000, and issued 5,000,000 shares of Class A common stock to the Equity Line Investor.

Fourth Equity Line of Credit  - On May 12, 2003, we entered into a fourth private equity line agreement (the "Fourth Equity Line Agreement") with the Equity Line Investor.  We subsequently terminated the Fourth Equity Line Agreement before any funds were advanced and before any shares were issued.

Fifth Equity Line of Credit - We entered, as of July 1, 2003, into a fifth private equity line agreement (the “Fifth Equity Line Agreement”) with the Equity Line Investor, on terms substantially similar to those of the Third Equity Line.  Under the Fifth Equity Line Agreement, we have the right to draw up to $20,000,000 against an equity line of credit (“the Fifth Equity Line”) from the Equity Line Investor.  We are entitled under the Fifth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of our Class A common stock in lieu of repayment of the draw.  The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice is tendered.  The Equity Line Investor is required under the Fifth Equity Line Agreement to tender the funds requested by us within two trading days after the ten-trading-day period used to determine the market price.

In connection with the Fifth Equity Line Agreement, we granted registration rights to the Equity Line Investor and filed a registration statement on Form S-2, which covered the resales of the shares to be issued under the Fifth Equity Line.

We entered into an agreement with the Equity Line Investor to terminate the Third Equity Line, as well as the two prior equity lines, and cease further draws or issuances of shares in connection with the Initial Equity Line, the Second Equity Line, and the Third Equity Line.  Additionally, the Fourth Equity Line was terminated prior to any draws or puts of stock.  As such, as of the date of this report, the only active equity line of credit is the Fifth Equity Line.

For the year ended December 31, 2003, we received $7,122,000 in funds and a subscription receivable of $245,000 drawn under the Fifth Equity Line, less commissions and fees of $291,000, and issued 25,499,145 shares of Class A common stock to the Equity Line Investor.

Stock Options and Warrants

During 2003, we granted options to purchase 261,125 shares of Class A common stock at exercise prices ranging from $0.21 to $1.86.  All options were granted at the quoted market price at the date of grant.  All options granted vest over the three years following issuance.  If not exercised, all options expire within ten years from the date of grant.

During 2002, we granted options to purchase 157,225 shares of Class A common stock at exercise prices ranging from $2.00 to $5.60 per share.  All options were granted at the quoted market price at the date of grant.  Of the options granted during this period, 20,000 vested immediately and the balance of 137,225 vest over the three years following issuance. If not exercised, all options expire within ten years from the date of grant.

Our option plans provide for stock appreciation rights that allow the grantee to receive shares of its Class A common stock equivalent in value to the difference between the designated exercise price and the fair market value of our stock at the date of exercise.  As of December 31, 2001, there were options to purchase 833 shares of Class A common stock at a price of $40.00 per share outstanding, which options included stock appreciation rights.  However, these options expired during 2002.

As of April 13, 2004, we had warrants to purchase a total of 1,012,089 shares of Class A common stock outstanding.

Summary of Contractual Obligations

The following summary reflects payments due under long-term obligations as of December 31, 2003:

Contractual Obligations	Payments Due By Year
	Total	Less Than One	One to Three
Notes payable	$ 497,000	$ 497,000	$ --
Long-term debt	40,000	--	40,000
Operating lease obligations	583,000	343,000	240,000
Total contractual cash obligations	$ 1,120,000	$ 840,000	$ 280,000

Other

We presently have no plans to purchase new research and development or office facilities.

Outlook

Corporate Mission Statement, Strategic goals, Financial Objectives and Growth Strategy

Mission Statement:  “Empowering people with conversational speech solutions for systems and devices”

Strategic Goals:

•

Provide competitive speech solutions for mobile/wireless devices, games, telephony systems and assistive markets based on our Core Technologies.

•

Couple our award winning technology with the leading names in wireless devices, entertainment games platforms and telephony solutions.

•

Capitalize on LecStar’s  built-in and growing customer base.

•

Focus on clearly measured value-added speech based market solutions.

•

Expand awareness of our products and services by enhancing our public profile on a targeted basis.

•

Enhance our competitiveness by increasing value-added solutions, portability and ease of use.

C

Implement a CLEC roll-up and consolidation strategy using the LecStar platform.

C

Integrate our speech technologies with LecStar’s product offerings to expand customer base and improve operating margins.

Financial Goals:

•

Increase revenue and positive EBITDA based on the combination of LecStar’s revenue and our speech revenue.

•

Delivering predictable revenue and earnings.

•

Provide return on shareholder equity.

Growth Strategy:

Most speech recognition products offered by other companies are based on technologies that are largely in the public domain and represent nothing particularly “new” or creative.  The Fonix speech Products and Core Technologies are based on proprietary technology that is protected by patents.  Management believes our speech-enabled Products provide a superior competitive alternative compared to other technologies available in the marketplace.  In addition, we believe our unique market focus for our speech-enabled Products will be a substantial differentiator.  To accomplish this objective, we intend to proceed as follows:

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

Expand Strategic Relationships.  We have a number of strategic collaboration and marketing arrangements with developers and VARs.  We intend to expand such relationships and add additional similar relationships, specifically in the wireless and mobile devices, assistive and language learning devices, automotive systems, and end-to-end solutions.  Further, when we are able to identify “first mover” speech-enabling applications in which we can integrate our Products and Core Technologies, we intend to investigate investment opportunities so we can obtain preferred or priority collaboration rights.

Continue to Develop Standard Speech Solutions Based on the Core Technologies.  We plan to continue to invest resources in the development and acquisition of standard speech solutions and enhancements to the Core Technologies of speech-enabling technologies, developer tools, and development frameworks to maintain our competitive advantages.

CLEC roll-up.  We will prudently seek opportunities to further expand our customer base by examining acquisition targets within the CLEC industry.

As we proceed to implement our strategy and to reach our objectives, we anticipate further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments.  The strategy adopted by us has significant risks, and shareholders and others interested in Fonix  and our Class A common stock should carefully consider the risks set forth under the heading “Certain Significant Risk Factors” in Item 1, Part I, above.

As noted above, as of December 31, 2003, we had an accumulated deficit of $207,550,000, negative working capital of $13,188,000, accrued employee wages and other compensation of $6,964,000, and accounts payable over 60 days past due of $2,019,000.  Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations, although we have limited capital available under an equity line of credit.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through the sale of our equity securities, primarily in connection with the fifth equity line.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  Over the past year, we have reduced our workforce by approximately 50%.  This reduction in force may adversely affect our ability to fill existing orders. As we have noted in our annual report and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements.  Forward-looking statements are made based upon managements good faith expectations and beliefs concerning future developments and their potential effect upon Fonix.  There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on Fonix will be those anticipated by management.  Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance.  This Report on Form 10-K includes important information as to risk factors in the “Notes to Financial Statements” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and in the section titled “Risk Factors.”  Many important factors could cause actual results to differ materially from management’s expectations, including:

•

unpredictable difficulties or delays in the development of new products and technologies;

•

changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in Fonix’s markets;

•

pricing changes to our supplies or products or those of our competitors, and other competitive pressures on pricing and sales;

•

increased difficulties in obtaining the supplies necessary to avoid disruptions of operations at pricing levels which will not have an unduly adverse effect on results of operations;

•

labor relations;

•

integration of acquired businesses, especially integration of LecStar;

•

difficulties in obtaining or retaining the management and other human resource competencies that we need to achieve our business objectives;

•

the impact on Fonix or a subsidiary from the loss of a customer or a few customers;

•

risks generally relating to our international operations, including governmental, regulatory or political changes;

•

changes in laws or different interpretations of laws that may affect our expected effective tax rate for 2003;

•

transactions or other events affecting the need for, timing and extent of our capital expenditures; and

•

the extent to which we reduce outstanding debt.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:

Report of Independent Public Accountants

F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002

F-5

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

F-6

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2001, 2002 and 2003

F-7

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

F-8

Notes to Consolidated Financial Statements

F-10

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14©) and 15-d-14©)) as of December 31, 2003 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to Fonix and its subsidiaries would be made known to them by others within those entities.

(b)

Changes in Internal Controls.  There were no significant changes in our internal controls, or, to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF FONIX

The following table sets forth certain information concerning the executive officers and directors of Fonix as of April 13, 2004:

 Name

Age

Position

Thomas A. Murdock (1)*

60

Director, President & Chief Executive Officer

Roger D. Dudley

(2)*

51

Director, Executive Vice President & Chief Financial Officer

William A. Maasberg, Jr (1) (2)

64

Director, Chief Operating Officer

(1)

Member, Compensation Committee

(2)

Member, Audit Committee

*

Committee Chairman

All directors hold office until the next annual meeting of the stockholders of Fonix or until their successors have been elected and qualified.  Our officers are elected annually and serve at the pleasure of the Board of Directors.

THOMAS A. MURDOCK is a co-founder of Fonix and has served as an executive officer and member of our board of directors since June 1994.  He has been our chief executive officer since January 26, 1999.  Mr. Murdock also has served as president of SCC Asset Management Inc., formerly Studdert Companies Corporation (“SCC”), a related party, since 1992.  For much of his career, Mr. Murdock was a commercial banker and a senior corporate executive with significant international emphasis and experience.

ROGER D. DUDLEY is a co-founder of Fonix and has served as an executive officer and member of our board of directors since June 1994.  Mr. Dudley currently serves as our executive vice president and chief financial officer.  After several years at IBM in marketing and sales, he began his career in the investment banking industry.  He has extensive experience in corporate finance, equity and debt private placements and asset management.

WILLIAM A. MAASBERG, Jr. became a director of Fonix in September 1999 and was named chief operating officer February 1, 2000.  From December 1997 through February 1999, Mr. Maasberg was vice president and general manager of the AMS Division of Eyring Corporation which manufactures multi-media electronic work instruction software application.  He was also a co-founder and principal in Information Enabling Technologies, Inc. ("IET"), and LIBRA Corporation ("LIBRA"), two companies focusing on software application development, and served in several key executive positions with both IET and LIBRA from May 1976 through November 1997.  Mr. Maasberg worked for IBM Corporation from July 1965 through May 1976 in various capacities.  He received his B.S. Degree from Stanford University in Electrical Engineering and his M.S. in Electrical Engineering from the University of Southern California.

Audit Committee Financial Expert

The Board of Directors has determined that we do not have an audit committee financial expert.  We have been seeking to add an individual with these qualifications to our Board of Directors but have been unable to find a suitable individual.  We continue to search for someone who meets the qualifications of an audit committee financial expert.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by regulation of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms which they file.  Based solely on its review of the copies of such forms furnished to us during the fiscal year ended December 31, 2003, we are aware of the following untimely filings:

On October 31, 2003, Mr. Maasberg sold a total of 480 shares of Fonix common stock which he held directly, and 165 shares of Fonix common stock which were owned by Mr. Maasberg’s minor children.  The transaction was reported on Mr. Maasberg’s Form 5, which was filed late.

Messrs. Murdock and Dudley filed late Forms 5.

Code of Ethics Disclosure

In March 2004, our Board of Directors adopted a Code of Ethics, or the Code, that applies to its and our executive officers, including, among others, our chief executive officers and senior financial officers, as well as all of our employees at all levels, including our subsidiaries. The Code is designed to deter wrongdoing and to matters of business ethics including, but not limited to:

•

Business Ethics - The Code states that it is the policy of the Company that each employee should conduct his or her affairs with uncompromising honesty and integrity.

•

Public Reports - The Code notes that Fonix is a public reporting company, and expresses the policy that any employee who has a responsibility for assisting in preparation of public reports or other public filings must assure that the information contained in the report or filing is complete, accurate, and true in every respect.

•

Conflicts of Interest - The Code discusses possible situations of conflicts of interest, and requires that potential conflicts of interest be cleared through the Company's Audit Committee

•

The Code prohibits gifts, bribes, or kickbacks being given or received by Fonix employees.  Additionally, the Code prohibits: loans to officers or directors; improper use or theft of Company property; falsifying records; abuse of Company, customer, associate, or vendor information; gathering information regarding competitors of the Company; defamation or misstatements; and improper use of Company or third-party software.

We have included a copy of our Code of Ethics as an exhibit to this annual report, and intend to post it on our website.  Additionally, we undertake to provide to any person without charge, upon request,  a copy of our Code of Ethics.  Such request may be made in writing to the Board of Directors at our address listed on the first page of this report.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid or accrued to all persons serving as our chief executive officer and our most highly compensated executive officers other than its chief executive officer who were serving as executive officers at December 31, 2003, and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”):

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary		Other Annual Bonus	Securities Underlying Options/SARs (6)
Thomas A. Murdock (1) Chief Executive Officer & President	2001 2002 2003	$ 315,057 $ 315,096 $ 309,400	(2) (2)	-- -- --	17,500/0 23,750/0 0/0
Roger D. Dudley (1) Executive Vice President & Chief Financial Officer	2001 2002 2003	$ 314,895 $ 315,487 $ 309,400	(3) (3)	-- -- --	17,500/0 23,750/0 0/0
William A. Maasberg (4) Chief Operating Officer	2001 2002 2003	$ 226,584 $ 226,584 $ 225,000	(5) (5)	-- -- --	11,250/0 12,500/0 0/0

(1)

We have executive employment agreements with Messrs. Murdock and Dudley that were initiated November 1, 1996 and amended effective January 31, 2000 to extend the term of the agreement and reduce the base compensation.  The expiration date is December 31, 2005.  The material terms of each executive employment agreement with Messrs. Murdock and Dudley are identical and are as follows: the annual base salary for each executive officer is $309,400 and may be adjusted upward in future years as deemed appropriate by the board of directors.  However, Messrs Murdock and Dudley received $195,141 and $167,592 in 2002, respectively and $213,779 and $162,023 in 2003, respectively.  As bonus compensation for extending the term of each agreement at a compensation level less than provided in the original agreement, each executive was granted options to purchase 35,000 options of our Class A common stock at an exercise price of $1.01.  The options expire July 19, 2010.

Each such executive officer also is entitled to customary insurance benefits, office and support staff and the use of an automobile.  In addition, if any executive is terminated without cause during the contract term, then all salary then and thereafter due and owing under the executive employment agreement shall, at the executive’s option, be immediately paid in a lump sum payment to the executive officer, and all stock options, warrants and other similar rights granted by us and then vested or earned shall be immediately granted to the executive officer without restriction or limitation of any kind.

Each executive employment agreement contains a non-disclosure, confidentiality, non-solicitation and non-competition clause.  Under the terms of the non-competition clause, each executive has agreed that for a period of one year after the termination of his employment with us the executive will not engage in any capacity in a business which competes with or may compete with Fonix.

(2)

Because of our inability to access the Third Equity Line during much of 2002, we did not pay Mr. Murdock $114,259 of his compensation due for 2002.  Because of continued cash flow difficulties, we did not pay Mr. Murdock $95,621 of his compensation due for 2003.

(3)

Because of our inability to access the Third Equity Line during much of 2002, we did not pay Mr. Dudley $141,808 of his compensation due for 2002.  Because of continued cash flow difficulties, we did not pay Mr. Dudley $147,377 of his compensation due for 2003.

(4)

We have an employment agreement with Mr. Maasberg that was effective February 1, 2000.  The terms of the agreement establish the annual base salary of $225,000, which may be adjusted upward in future years as deemed appropriate by the board of directors.  However, Mr. Maasberg received $122,176 in 2002 and $138,118 during 2003.  Mr. Maasberg is entitled to customary insurance benefits, office and support staff.  In addition, if any executive is terminated without cause during the contract term then all salary then and thereafter due and owing under the employment agreement shall, at the executive’s option, be immediately paid in a lump sum payment to the executive officer and all stock options, warrants and other similar rights granted by us and then vested or earned shall be immediately granted to the executive officer without restriction or limitation of any kind.  The employment contract expired January 31, 2003, but we have extended the employment contract through December 31, 2005.

The employment agreement contains a non-disclosure, confidentiality, non-solicitation and non-competition clause.  Under the terms of the non-competition clause, Mr. Maasberg has agreed that for a period of 18 months after the termination of his employment with us he will not engage in any capacity in a business which competes with or may compete with us.

(5)

Because of the our inability to access the Third Equity Line during much of 2002, we did not pay Mr. Maasberg $102,824 of his compensation due for 2002.  Because of continued cash flow difficulties, we did not pay Mr. Maasberg $86,882 of his compensation due for 2003.

(6)

All options granted in 2002 and 2001 were granted pursuant to our 1998 Stock Option Plan.

Option Grants in Fiscal Year 2003

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
(a)	(b)	©)	(d)	(e)	(f)	(g)
Name	Number of Securities Underlying Options Granted (#)	% of Total Options to Employees in Fiscal Year	Exercise Price ($/share)	Expiration Date	5%	10%
Thomas A. Murdock	--	--	--	--	--	--
Roger D. Dudley	--	--	--	--	--	--
William A. Maasberg, Jr.	--	--	--	--	--	--

Aggregated Option/SAR Exercises in Last Fiscal Year

and Related December 31, 2003 Option/SAR Values

(a)	(b)	©)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2003 Exercisable/Unexercisable (#)	Value of In-the-Money Options/SARs at December 31, 2003 Exercisable/Unexercisable ($)
Thomas A. Murdock	0	$ 0	103,925/28,750	$0/$0
Roger D. Dudley	0	$ 0	99,167/27,083	$0/$0
William A. Maasberg, Jr.	0	$ 0	28,750/13,750	$0/$0

Board of Directors Meetings, Committees and Director Compensation

Our board of directors took action at 4 duly noticed meetings of the board during 2003.  Each director attended (in person or telephonically) all of the meetings of Fonix’s board of directors.  During 2003, our board of directors had the following committees: Audit Committee, comprised of Messrs. Dudley (chairman) and Maasberg; and Compensation Committee, comprised of Messrs. Murdock (chairman) and Maasberg.  These standing committees conducted meetings in conjunction with meetings of the full board of directors.

Compensation of Directors

Prior to April 1996, our directors received no compensation for their service.  We historically have reimbursed our directors for actual expenses incurred in traveling to and participating in directors’ meetings, and we intend to continue that policy for the foreseeable future.  On March 30, 1996, our board of directors adopted, and our shareholders subsequently approved, our 1996 Directors’ Stock Option Plan (the “Directors’ Plan”).  Under the Directors’ Plan, members of the Board as constituted on the date of adoption received options to purchase 5,000 shares of our Class A common stock for each year (or any portion thereof consisting of at least six months) during which such persons had served on the board for each of fiscal years 1994 and 1995 and were granted 5,000 shares for each of fiscal years 1996 through 2002, which options vested after completion of at least six months’ service on the board during those fiscal years.   These options have terms of ten years.  No options were granted to our directors under the Directors’ Plan during 2003.  Similar grants have been made to our under our 1998 Stock Option Plan, as set forth elsewhere in this report.

Directors who are executive officers are also entitled to participate under the 2002 Employee Compensation Plan, described elsewhere in this Report.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of April 13, 2004, the number of shares of Common Stock of Fonix beneficially owned by all persons known to be holders of more than five percent of our Common Stock and by the executive officers and directors of Fonix individually and as a group.  Unless indicated otherwise, the address of the stockholder is our principal executive offices, 9350 South 150 East, Suite 700, Sandy, Utah 84070.

Name and Address of 5% Beneficial Owners, Executive Officers, and Directors	Number of Shares Beneficially Owned	Percent of Class (1)
Thomas A. Murdock Chairman of the Board & Chief Executive Officer	1,464,866(2)	1.73%
Roger D. Dudley Executive Vice President & Chief Financial Officer, Director	770,042(3)	0.91%
William A. Maasberg Chief Operating Officer, Director	37,917(4)	*
All Officers and Directors as a Group (3 persons)	2034443	2.39%

*

Less than 1 percent.

(1)

Percentages rounded to nearest 1/100th of one percent.  Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of Common Stock listed for each such person in the table.

(2)

Includes 40,000 shares of Common Stock deposited in a voting trust (the “Voting Trust”) as to which Mr. Murdock is the sole trustee and 1,308,258 shares of Common Stock issuable as of April 13, 2004, into the Voting Trust under a convertible promissory note (the “Convertible Note”) held by Mr. Murdock and Mr. Dudley.  Persons who have deposited their shares of Common Stock into the Voting Trust have dividend and liquidation rights (“Economic Rights”) in proportion to the number of shares of Common Stock they have deposited in the Voting Trust, but have no voting rights with respect to such shares.  All voting rights associated with the shares deposited into the Voting Trust are exercisable solely and exclusively by the Trustee of the Voting Trust.  The Voting Trust expires, unless extended according to its terms, on the earlier of September 30, 2004, or any of the following events: (I) the Trustee terminates it; (ii) the participating shareholders unanimously terminate it; or (iii) we are dissolved or liquidated.  Although as the sole trustee of the Voting Trust Mr. Murdock exercises the voting rights of all of the shares deposited into the Voting Trust, and accordingly has listed all shares in the table above, he has no economic or pecuniary interest in any of the shares deposited into the Voting Trust except for 654,129 shares issuable as of April 13, 2004, under the Convertible Note as to which he will directly own Economic Rights when issued.  Also includes 71 shares owned directly by Mr. Murdock, 703 shares (including shares issuable upon the exercise of options) beneficially owned by members of Mr. Murdock’s immediate family residing in the same household, and 115,833 shares of Common Stock underlying stock options owned by Mr. Murdock and exercisable presently or within 60 days of April 13, 2004.  Does not include 10,417 options which are not exercisable presently or within 60 days of April 13, 2004.

(3)

Includes (I) 654,129 shares of Common Stock issuable as of April 13, 2004, under the Convertible Note which will be deposited into the Voting Trust when issued, (ii) 71 shares owned directly by Mr. Dudley; (iii) 8 shares owned by Mr. Dudley’s minor children; and (iv) 115,833 shares underlying stock options exercisable presently or within 60 days of April 13, 2004.  Does not include 10,417 options which are not exercisable presently or within 60 days of April 13, 2004.

(4)

Consisting of 37,917 options exercisable presently or within 60 days of April 13, 2004.  Does not include 4,583 options which are not exercisable presently or within 60 days of April 13, 2004.

Securities authorized for issuance under equity compensation plans

The following table sets forth information about our equity compensation plans, including the number of securities to be issued upon the exercise of outstanding options, warrants, and rights; the weighted average exercise price of the outstanding options, warrants, and rights;  and the number of securities remaining available for issuance under the specified plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	685,902	$62.60	162,630
Equity compensation plans not approved by shareholders	--	--	--
Total	685,902	$62.60	162,630

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

The maximum aggregate number of shares that may be issued under the 2002 Plan is 3,750,000 shares.  The 2002 Plan will be administered by the Board of Directors or a committee of the Board.  Shares under the 2002 Plan may be issued only to employees of Fonix.

Employees subject to the 2002 Plan will be required to provide us with a notice of election to participate in the 2002 Plan and to indicate the amount of compensation to be deferred during the plan period.  The deferred compensation of employees electing to participate in the 2002 Plan may be paid, at the option of the employee, in shares of our Class A common stock, in cash, or in a combination of the two.  The payment of deferred compensation was to commence on June 30, 2003; however, as of June 30, 2003, our shareholders had not approved the 2002 Plan and no employee was notified of the ratio of cash and Class A common stock to be issued under the 2002 Plan.

We are considering whether the 2002 Plan, should be amended, abandoned or implemented as adopted by our Board of directors in February 2003.  No shares or options to purchase shares will be issued under the 2002 Plan until it has been approved by our shareholders.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SCC Asset Management Inc. (“SCC”) (formerly Studdert Companies Corp.)

SCC is a Utah corporation that provides investment and management services.  The officers, directors and owners of SCC are Thomas A. Murdock and Roger D. Dudley, each of whom is a director and executive officer of Fonix.

Prior to October  2002, we subleased office space at market rates from SCC Asset Management, Inc., formerly Studdert Companies Corp.   Messrs. Murdock and Dudley and a former executive officer of Fonix personally guaranteed these leases in favor of SCC’s landlord. The subleases required monthly rental payments of $10,000.   During October 2002, we assumed SCC’s lease obligation.  The subleases were terminated effective February 2003.  On March 18, 2003, we executed a promissory note with the landlord in the amount of $114,000 covering outstanding lease obligations.  The note was paid in full in March 2004.

Loans from Senior Management to Company

Two of our executive officers (the “Lenders”) sold shares of Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to Fonix under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in Company operations.  The advances bear interest at 10 percent per annum, payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, was originally due and payable on June 10, 2003.  The Company and the lenders agreed to postpone the maturity date of the promissory note to December 31, 2003.  The Company and the lenders further agreed to extend the maturity date of the promissory note to June 30, 2004. Any time after December 11, 2002, all or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock.  The conversion price is the average closing bid price of the shares at the time of the advances.  If converted, the conversion amount is divided by the conversion price to determine the number of shares to be issued to the Lenders.  To the extent the market price of our Class A common stock is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion feature of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.  The Lenders subsequently pledged 30,866 shares of Class A common stock to the Equity Line Investor in connection with an advance of $183,000 to us under the Third Equity Line.  The Equity Line Investor  subsequently sold the pledged shares and applied the proceeds in reduction of the advance.  The value of the pledged shares of $82,000 was treated as an additional advance from the Lenders.

During the fourth quarter of 2003, we made a principal payment of $27,000 against the note, leaving a balance of $389,000 outstanding at December 31, 2003.

The aggregate advances of $389,000 from the Lenders are secured by our intellectual property rights and other assets.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2003, for professional services rendered by Hansen Barnett & Maxwell, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2003 and 2002 were $124,271 and $121,998 respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2003, for assurance and related services by Hansen Barnett & Maxwell, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2003 and 2002 were $6,775 and $0, respectively.

(3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2003 and 2002, for professional services rendered by Hansen Barnett & Maxwell for tax compliance, tax advice, and tax planning, for those fiscal years were $1,047 and $805, respectively.  Services provided included preparation of federal and state income tax returns.

(4) ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended December 31, 2003 and 2002, for products and services provided by Hansen Barnett & Maxwell other than those services reported above, for those fiscal years were $21,706 and $0, respectively.   The other fees billed in 2003 related to Hansen Barnett & Maxwell’s participation in the accounting due diligence relating to the LTEL Holdings Corporation acquisition.  This participation was approved by the Board of Directors prior to commencement.  Hansen, Barnett & Maxwell made no management decisions.  Their role was to review and analyze information related to the acquisition as directed by the Company’s management.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Not applicable.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)

Documents filed as part of this Form 10-K:

1.

Consolidated Financial Statements (included in Part II, Item 8)

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

2.

Financial Statement Schedules: None

3.

Exhibits: The following Exhibits are filed with this Form 10-K pursuant to Item 601(a) of Regulation S-K:

Exhibit No.

Description of Exhibit

10.1

Agreement between Fonix Corporation and Audium Corporation

14

Code of Business Conduct and Ethics

22

Subsidiaries of Registrant

31

Certifications of President and Chief Financial Officer

32

Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)

Reports filed on Form 8-K during the last quarter of the fiscal year ended December 31, 2003:

On November 28, 2003, we filed a Current Report on Form 8-K to disclose the signing of a non-binding term sheet for the acquisition of the capital stock of LTEL Holdings Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fonix Corporation

Date: April 13, 2004

                                   By:      /s/ Thomas A. Murdock

      Thomas A. Murdock, President and

      Chief Executive Officer

Date: April 13, 2004

                                   By:     /s/ Roger D. Dudley

       Roger D. Dudley, Executive Vice President Finance

      and Chief Financial Officer

       (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    /s/ Thomas A. Murdock                                                             /s/ William A. Maasberg, Jr.

Thomas A. Murdock, President, and

William A. Maasberg, Jr.

Chief Executive Officer

Director

April 13, 2004

April 13, 2004

Date

Date

   /s/ Roger D. Dudley

Roger D. Dudley, Executive Vice President,

Chief Financial Officer, and Director

April 13, 2004

Date

FONIX CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

F-2

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2003 and 2002

F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended

  December 31, 2003, 2002 and 2001

F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended

  December 31, 2003, 2002 and 2001

F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

F-6

Notes to Consolidated Financial Statements

F-8

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

Registered with the Public Company

5 Triad Center, Suite 750

       Accounting Oversight Board

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders

Fonix Corporation

We have audited the accompanying consolidated balance sheets of Fonix Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fonix Corporation and subsidiaries as of December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operating activities during each of the three years in the period ended December 31, 2003.  As of December 31, 2003, the Company had an accumulated deficit of $207,393,000, and negative working capital of $13,031,000.  The Company has incurred additional liabilities for unpaid compensation payable to current and former employees amounting to approximately $6,964,000, vendor accounts payable amounting to approximately $2,650,000, and current accrued liabilities of approximately $2,482,000.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  HANSEN, BARNETT & MAXWELL

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

February 26, 2004

Fonix Corporation
CONSOLIDATED BALANCE SHEETS

ASSETS	Pro Forma December 31, 2003 - Note 2	December 31, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 3,206,000	$ 50,000	$ 24,000
Subscriptions receivable	245,000	245,000	-
Accounts receivable	1,496,000	4,000	27,000
Convertible note receivable	-	-	403,000
Inventory	3,000	3,000	52,000
Prepaid expenses and other current assets	106,000	40,000	185,000

Total current assets	5,056,000	342,000	691,000

Long-term investments	245,000	-	-

Property and equipment, net of accumulated depreciation of
$1,176,000 (pro forma), $1,176,000 and $1,672,000, respectively	278,000	125,000	625,000

Investment in and note receivable from affiliate, net of
unamortized discount of $0 and $59,000, respectively	-	-	1,259,000

Deposits and other assets	1,065,000	75,000	125,000

Intangible assets, net of accumulated amortization of $0 and $299,000, respectively	19,143,000	-	1,192,000

Goodwill, net of accumulated amortization of $2,296,000	2,631,000	2,631,000	2,631,000

Total assets	$ 28,418,000	$ 3,173,000	$ 6,523,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued payroll and other compensation	$ 7,104,000	$ 6,964,000	$ 5,266,000
Accounts payable	7,359,000	2,650,000	3,084,000
Accrued liabilities - related parties	1,443,000	1,443,000	1,443,000
Accrued liabilities	3,339,000	1,196,000	1,737,000
Deferred revenues	1,350,000	540,000	854,000
Notes payable - related parties	467,000	467,000	493,000
Advance on Series I Preferred Stock	-	240,000	-
Current portion of notes payable other	377,000	30,000	75,000

Note payable to affiliate	-	-	1,000,000
Series D Debentures, net of unamortized discount of $0 and $582,630, respectively	-	-	917,000
Note payable	-	-	250,000

Total current liabilities	21,439,000	13,530,000	15,119,000

Long-term portion of notes payable, net of current portion	5,200,000	40,000	-
Long-term borrowings	-	-	3,000

Total long-term liabilities	5,200,000	40,000	3,000

Total liabilities	26,639,000	13,570,000	15,122,000

Commitments and contingencies (Notes 1, 6, 8, 9, 10, 12, 19 and 22)

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding
(aggregate liquidation preference of $6,055,012)	500,000	500,000	500,000
Series H, nonconvertible; 2,000 shares outstanding	4,000,000	-	-
Series I, convertible; 3,250 shares outstanding	3,250,000	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized;
Class A voting, 61,366,589 shares (pro forma) 54,329,787 and
12,306,333 shares outstanding, respectively	6,000	5,000	1,000
Class B non-voting, none outstanding	-	-	-
Additional paid-in capital	202,769,000	195,284,000	183,515,000
Outstanding warrants to purchase Class A common stock	1,595,000	1,334,000	1,360,000
Cumulative foreign currency translation adjustment	30,000	30,000	32,000
Accumulated deficit	(210,371,000)	(207,550,000)	(194,007,000)

Total stockholders' equity (deficit)	1,779,000	(10,397,000)	(8,599,000)

Total liabilities and stockholders' equity (deficit)	$ 28,418,000	$ 3,173,000	$ 6,523,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2003	2002	2001
Revenues:
Licenses, royalties and maintenance	$ 1,963,000	$ 1,846,000	$ 452,000
Services	391,000	870,000	129,000
Hardware	30,000	349,000	-
	2,384,000	3,065,000	581,000
Cost of revenues:
Impairment loss on capitalized software technology	822,000	-	7,889,000
Services	76,000	98,000	48,000
Licenses, royalties and maintenance	58,000	245,000	138,000
Amortization of capitalized software technology	52,000	104,000	1,824,000
Hardware	21,000	210,000	-
	1,029,000	657,000	9,899,000

Gross profit (loss)	1,355,000	2,408,000	(9,318,000)

Expenses:
Selling, general and administrative	7,004,000	11,929,000	11,646,000
Product development and research	5,141,000	8,193,000	8,123,000
Amortization of intangibles	-	31,000	605,000
Impairment loss on investment in affiliate	-	-	823,000
Impairment loss on convertible note receivable	-	1,114,000	-
Impairment loss on intangible assets	302,000	-	-

Total expenses	12,447,000	21,267,000	21,197,000

Loss from operations	(11,092,000)	(18,859,000)	(30,515,000)

Other income (expense):
Interest income	43,000	81,000	80,000
Interest expense	(1,973,000)	(663,000)	(186,000)
Other	(161,000)	-	(68,000)

Total other expense, net	(2,091,000)	(582,000)	(174,000)

Loss from continuing operations before equity
in net loss of affiliate	(13,183,000)	(19,441,000)	(30,689,000)

Equity in net loss of affiliate	(360,000)	(457,000)	(373,000)

Net loss	(13,543,000)	(19,898,000)	(31,062,000)

Other comprehensive income - foreign currency translation	(2,000)	29,000	3,000

Comprehensive loss	$ (13,545,000)	$ (19,869,000)	$ (31,059,000)

Basic and diluted net loss per common share	$ (0.50)	$ (1.73)	$ (5.20)

Basic and diluted supplemental pro forma net loss
per common share (unaudited)	$ (0.68)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

						Outstanding		Cumulative
						Warrants		Foreign
					Additional	to Purchase	Deferred	Currency
	Preferred Stock		Common Stock		Paid-in	Common	Consulting	Translation	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Expenses	Adjustment	Deficit	Total

BALANCE, DECEMBER 31, 2000	337,240	$ 4,901,000	4,782,425	$ 1,000	$ 148,923,000	$ 3,141,000	$ -	$ -	$ (143,039,000)	$ 13,927,000

Conversions of preferred stock to common stock	(170,573)	(4,410,000)	362,438	-	4,410,000	-	-	-	-	-

Issuance of common stock under equity lines of credi	-	-	3,609,154	-	18,272,000	-	-	-	-	18,272,000

Issuance of stock options for services	-	-	-	-	33,000	-	(30,000)	-		3,000

Exercise of stock options	-	-	875	-	10,000	-	-	-	-	10,000

Issuance of warrants	-	-	-	-	-	63,000	-	-	-	63,000

Expiration of warrants	-	-	-	-	372,000	(372,000)	-	-	-	-

Amortization of deferred consulting expenses	-	-	-	-	-	-	12,000	-	-	12,000

Preferred stock dividends	-	9,000	-	-	-	-	-	-	(9,000)	-

Cumulative foreign currency translation adjustment	-	-	-	-	-	-	-	3,000	-	3,000

Net loss for the year ended December 31, 2001	-	-	-	-	-	-	-	-	(31,061,000)	(31,061,000)

BALANCE, DECEMBER 31, 2001	166,667	500,000	8,754,891	1,000	172,020,000	2,832,000	(18,000)	3,000	(174,109,000)	1,229,000

Issuance of common stock under equity lines of credi	-	-	3,356,998	-	9,082,000	-	-	-	-	9,082,000

Expiration of warrants	-	-	-	-	1,472,000	(1,472,000)	-	-	-	-

Amortization of deferred consulting expenses	-	-	-	-	(18,000)	-	18,000	-	-	-

Cumulative foreign currency translation adjustment	-	-	-	-		-	-	29,000	-	29,000

Beneficial conversion feature on promissory note	-	-	-	-	15,000	-	-	-	-	15,000
										-
Shares issued related to Series D financing	-	-	194,444	-	944,000	-	-	-	-	944,000
										-
Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	-	(19,898,000)	(19,898,000)

BALANCE, DECEMBER 31, 2002	166,667	500,000	12,306,333	1,000	183,515,000	1,360,000	-	32,000	(194,007,000)	(8,599,000)

Issuance of common stock under equity lines of credi	-	-	30,494,145	3,000	9,928,000	-	-	-	-	9,931,000

Expiration of warrants	-	-	-	-	26,000	(26,000)	-	-	-	-

Cumulative foreign currency translation adjustment	-	-	-	-	-	-	-	(2,000)	-	(2,000)

Additional shares issued due to reverse split	-	-	4,919	-	-	-	-	-	-	-

Shares issued related to Series D financing	-	-	11,524,390	1,000	1,815,000	-	-	-	-	1,816,000

Net loss for year ended December 31, 2003	-	-	-	-	-	-	-	-	(13,543,000)	(13,543,000)

BALANCE, DECEMBER 31, 2003	166,667	$ 500,000	54,329,787	$ 5,000	$ 195,284,000	$ 1,334,000	$ -	$ 30,000	$ (207,550,000)	$ (10,397,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$ (13,543,000)	$ (19,898,000)	$ (31,061,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense related to the issuance of debentures,
warrants, preferred and common stock	640,000	-	63,000
Non-cash compensation expense related to issuance and
extension of stock options	-	-	16,000
Accretion of discount on note receivable from affiliate	(21,000)	(19,000)	(19,000)
Accretion of discount on notes payable	868,000	513,000	164,000
Amortization of deferred loan costs	-	35,000	-
Loss on disposal of property and equipment	-	13,000	69,000
Amortization of investment in affiliate	167,000	167,000	-
Losses on asset disposals	179,000	-	-
Impairment losses	1,126,000	1,114,000	8,712,000
Depreciation and amortization	389,000	502,000	2,850,000
Equity in net loss of affiliate	193,000	289,000	373,000
Gain on sale of affiliate	(53,000)	-	-
Foreign exchange gain	(5,000)	29,000	3,000
Changes in assets and liabilities:
Accounts receivable	23,000	5,000	118,000
Inventory	49,000	(15,000)	(37,000)
Prepaid expenses and other current assets	105,000	(81,000)	(90,000)
Accrued interest on funds held in escrow	-	-	151,000
Other assets	50,000	(2,000)	(18,000)
Accounts payable	(320,000)	1,998,000	430,000
Accrued payroll and other compensation	1,698,000	5,266,000	-
Other accrued liabilities	(474,000)	749,000	294,000
Deferred revenues	(314,000)	(196,000)	373,000

Net cash used in operating activities	(9,243,000)	(9,531,000)	(17,609,000)

Cash flows from investing activities:
Repayment of notes receivable	403,000	-	-
Issuance of notes receivable	-	(880,000)	(630,000)
Purchase of property and equipment	(9,000)	(83,000)	(586,000)
Issuance of note receivable from affiliate	-	-	(303,000)
Inestment in affiliate	-	-	(200,000)
Purchase of assets from Force Computers, Inc.	-	-	(220,000)
Proceeds from sale of HealthCare Solutions Group	-	-	2,000,000

Net cash provided by (used in) investing activities	394,000	(963,000)	61,000

Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net	9,686,000	9,935,000	17,419,000
Proceeds from issuance of notes payable	-	1,962,000	-
Principal payments on notes payable	1,049,000	(1,030,000)	-
Payments on note payable to affiliate	-	(550,000)	(1,050,000)
Advance on Series I Preferred stock	240,000	-	-
Principal payments on capital lease obligation	-	-	(44,000)
Proceeds from exercise of stock options and warrants	-	-	10,000

Net cash provided by financing activities	10,975,000	10,317,000	16,335,000

Net (decrease) increase in cash and cash equivalents	2,126,000	(177,000)	(1,213,000)

Cash and cash equivalents at beginning of period	24,000	201,000	1,414,000

Cash and cash equivalents at end of period	$ 2,150,000	$ 24,000	$ 201,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31,

2003

2002

2001

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest

$

44,000

$

60,000

$

171,000

Cash paid during the year for income taxes

–

4,000

3,000

Supplemental Schedule of Non-cash Investing and Financing Activities

For the Year Ended December 31, 2003 – The Company issued 7,359,089 shares of Class A common stock in conversion of $850,000 of Series D Debentures and $41,000 of related accrued interest, the Company converted $113,768 of accounts payable into a note payable and the Company issued 639,732 shares of Class A common stock for $245,000 of subscriptions receivable. The subscriptions were collected in January 2004.

For the Year Ended December 31, 2002 – Warrants for 20,625 shares of Class A common stock, valued at $1,372, expired. Amortization of deferred consulting expense in the amount of $18,000.

For the Year Ended December 31, 2001 – Preferred stock dividends of $9,000 were accrued on Series D and Series F preferred stock. Converted 164,500 shares of Series D preferred stock and related dividends of $321,000 into 349,461 shares of Class A common stock. Converted 6,073 shares of Series F preferred stock and related dividends of $7,000 into 12,977 shares of Class A common stock. Issued warrants for the purchase of 250,000 shares of Class A common stock as consideration for a perpetual, nonexclusive technology license valued at $63,000. Issued a non-interest bearing promissory note in the amount of $2,600,000 to purchase 4,270 shares of Series A preferred stock of Audium Corporation. Issued a non-interest bearing promissory note in the amount of $1,280,000 to purchase tangible and intangible assets from Force Computers, Inc. Entered into a capital lease obligation for equipment in the amount of $29,000. Issued a note payable for purchase of equipment in the amount of $19,000. Issued 1,828 shares of Class A common stock for $853,000 in subscriptions receivable.

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Fonix Corporation and subsidiaries (collectively, the “Company” or “Fonix”) are engaged in developing, acquiring and marketing proprietary speech-enabling technologies.  The Company’s speech-enabling technologies include automated speech recognition (“ASR”) and text-to-speech (“TTS”). The Company offers its speech-enabling technologies to markets for embedded automotive and wireless and mobile devices, computer telephony and server solutions and personal software for consumer applications. The Company has received various patents for certain elements of its core technologies and has filed applications for other patents covering various aspects of its technologies. The Company seeks to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips.  Revenues are generated through licensing of speech-enabling technologies, maintenance contracts and services.

Unaudited Pro Forma Financial Information - On February 24, 2004, Fonix acquired all of the capital stock of LTEL Holdings Corporation ("LTEL") and its wholly-owned subsidiaries, LecStar Telecom, Inc. and LecStar DataNet, Inc., as discussed in Note 2.  Also, the Company agreed to issue to Breckenridge 3,250 shares of 8% Series I convertible preferred stock (the "Preferred Stock") for an aggregate purchase price of $3,250,000, net of the private placement funds which the Company had already received also discussed in Note 11.  The Preferred Stock was issued under a purchase agreement dated as of December 31, 2003 and the transaction closed on January 29, 2004.

The unaudited pro forma consolidated balance sheet as of December 31, 2003 has been prepared to present the effects of the acquisition of LTEL and its subsidiaries and the issuance of the Preferred Stock as though the transactions had occurred on December 31, 2003. The unaudited pro forma loss per share for the year ended December 31, 2003 has been prepared to present the effects of the acquisition of LTEL and the issuance of the Preferred Stock as though they had occurred on January 1, 2003. The unaudited pro forma financial information is illustrative of the effects of the acquisition and the issuance of the Preferred Stock and does not necessarily reflect the financial position or results of operations that would have resulted had the acquisition occurred at those dates. In addition, the pro forma financial information is not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any other period.

Business Condition - For the years ended December 31, 2003, 2002 and 2001, the Company generated revenues of $2,384,000, $3,065,000 and $581,000, respectively, incurred net losses of $13,543,000, $19,898,000 and $31,062,000, respectively, and had negative cash flows from operating activities of $9,243,000, $9,531,000 and $17,609,000, respectively.  As of December 31, 2003, the Company had an accumulated deficit of $207,550,000, negative working capital of $13,188,000, accrued employee wages of $6,964,000, and accounts payable over 60 days past due of $2,019,000.  The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2004, primarily due to significant expenditure requirements associated with marketing and developing its speech-enabling technologies.

The Company’s cash resources, limited to collections from customers, draws on the fifth equity line and loans, are not sufficient to cover operating expenses.  As a result, payments to employees and vendors have been delayed.  The Company significantly reduced its workforce during 2002.  At December 31, 2003, unpaid compensation payable to current and former employees amounted to approximately $6,964,000 and vendor accounts payable amounted to approximately $2,650,000. The Company has not been declared in default under the terms of any material agreements.

These factors, as well as the risk factors set out elsewhere in the Company’s Annual Report on Form 10-K,  raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Subsequent to December 31, 2003, Fonix acquired LecStar (see Note 2).  Management plans that LecStar will provide the Company with an additional revenue stream that will increase funds available for working capital.  Management also intends to utilize LecStar’s customer base as a marketing channel for the Company’s speech-enabling technologies. The Company agreed to issue to Breckenridge 3,250 shares of 8% Series I convertible preferred stock for an aggregate purchase price of $3,250,000, net of the private placement funds which the Company had already received (see Note 11). The Company intends to use the net proceeds from the Series I preferred shares for working capital and for repayment of the Company’s liabilities. Management plans to fund further operations of the Company through proceeds from additional issuance of debt and equity securities and from cash flows from future license and royalty arrangements and from LecStar’s telecommunication operations.  There can be no assurance that management’s plans will be successful.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Fair Value of Financial Instruments - The book values of the Company’s assets and liabilities approximate their fair values.  The estimated fair values have been determined using appropriate market information and valuation methodologies.

Concentration of Credit Risks - The Company’s cash and cash equivalents are maintained in bank deposit accounts which occasionally may exceed federally insured limits. Cash equivalents consist of highly-liquid securities with maturities of three months or less when purchased.  The Company has not experienced any losses with respect to these deposits.  In the normal course of business, the Company provides credit terms to its customers.  Accordingly, the Company performs on-going credit evaluations of its customers and maintains allowances for possible losses, which when realized, have been within the range of management’s expectations.

Cash and Cash Equivalents - The Company considers all highly-liquid, short-term investments with a maturity of three months or less to be cash equivalents.

Subscriptions Receivable - Proceeds from certain issuances of the Company’s equity securities prior to December 31, 2003, had not been received by the Company as of year end.  The cash proceeds were subsequently received in January 2004.

Inventory - Inventory, consisting primarily of retail products, is stated at the lower of cost  (first-in, first-out method) or market value.

Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, the Company would project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset, other than software technology, is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The determination of whether the carrying value of software technology is recoverable is discussed below in the section titled "Software Technology Development and Production Costs" within this note.

At December 31, 2001, the Company assessed the realizability of the investment in Audium and the Company wrote down the investment by $822,000. The write-down was a result of a decrease in the estimated cash flows expected to be realized from the investment due to overall decline in the economy and the potential impact on related markets for Audium's products.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Intangible Assets - Customer relations, trademarks, and patents were amortized over their estimated useful lives unless they were deemed to have indefinite useful lives.  For intangible assets subject to amortization, an impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.  Intangible assets deemed to have indefinite useful lives, primarily trademarks, were not amortized and were tested for impairment annually or when circumstances indicate that they may not be recoverable.  An impairment exists if the carrying value of the indefinite lived intangible asset exceeds its fair value. The Company recorded a charge of $302,000 during the year ended December 31, 2003, to fully impair the carrying value of its intangible assets.

Goodwill - The excess of the cost of businesses acquired over the fair value of net tangible and intangible assets represents goodwill.  Goodwill related to purchase acquisitions completed prior to June 30, 2001 was amortized on a straight-line basis over its estimated useful life through December 31, 2001.  Effective January 1, 2002, amortization of goodwill ceased and thereafter, goodwill has been tested for impairment annually or whenever events or changes in circumstances indicate that it may not be recoverable.  An impairment of goodwill is deemed to exist if the carrying value of the related reporting unit exceeds its estimated fair value.  Through December 31, 2003, the Company was considered to be one reporting unit. The assessments of goodwill did not indicate any impairment through December 31, 2003.

Revenue Recognition - The Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition” and related interpretations.  The Company generates revenues from licensing the rights to its software products to end users and from royalties. It also generates service revenues from the sale of consulting and development services.

Revenues of all types are recognized when acceptance of functionality, rights of return, and price protection are confirmed or can be reasonably estimated, as appropriate. Revenues from development and consulting services are recognized on a completed-contract basis when the services are completed and accepted by the customer.  The completed-contract method is used because the Company’s contracts are either short-term in duration or the Company is unable to make reasonably dependable estimates of the costs of the contracts.  Revenue for hardware units delivered is recognized when delivery is verified and collection assured.

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

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Deferred revenue as of December 31, 2003, consisted of the following:

Description	Criteria for Recognition	Amount
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 535,000
Deferred customer support	Expiration of period covered by support agreement	5,000
Total Deferred revenue		$ 540,000

Cost of revenues from license, royalties, and maintenance consists of costs to distribute the product, installation and support personnel compensation, amortization and impairment of capitalized speech software costs, licensed technology, and other related costs. Cost of service revenues consists of personnel compensation and other related costs.

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

Capitalized software technology costs were amortized on a product-by-product basis.  Amortization has been recognized from the date the product is available for general release to customers as the greater of (a) the ratio that current gross revenue for a product bears to total current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the products.  Amortization is charged to cost of revenues.

The Company assessed unamortized capitalized software costs for possible write down on a quarterly basis based on net realizable value of each related product. Net realizable value was determined based on the estimated future gross revenues from a product reduced by the estimated future cost of completing and disposing of the product, including the cost of performing maintenance and customer support. The amount by which the unamortized capitalized costs of a software product exceeded the net realizable value of that asset was written off.

The speech software technology was tested for impairment in December 2001. Due to the down-turn in the software industry and the U.S. economy, operating losses and cash used in operating activities during the fourth quarter of 2001 were greater than anticipated. Based on that trend, management revised estimated net future cash flows from the technology, which resulted in recognition of an impairment loss of $5,833,000 during the fourth quarter of 2001. The impairment loss was charged to cost of revenues.

Also during the fourth quarter of 2001, management of the Company determined that its handwriting recognition software ("HWR") technology was impaired. Without immediate customer prospects or current license agreements, management has chosen not to provide further funding to develop or market the HWR technology. Accordingly, the unamortized balance of $2,056,000 was recorded in cost of revenues in 2001.

During 2003, the Company modified its estimate of future cash flows to be provided by its intangible assets and determined that the carrying amount of intangibles was in excess of future cash flows provided by the intangibles.  Accordingly, the Company recorded a charge of $822,000 during the year ended December 31, 2003, to fully impair the carrying value of the speech software technology.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Stock-based Compensation Plans -The Company accounts for its stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete.

At December 31, 2003, the Company has stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for the plans under the recognition method and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Interpretations. Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock, and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company’s common stock, and is recognized on the date of award or purchase.  These accounting policies resulted in the Company not recognizing any stock-based employee compensation cost during the years ended December 31, 2003, 2002, or 2001. The effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation is as follows:

	2003	2002	2001

Net loss, as reported	$(13,543,000)	$(19,898,000)	$(31,062,000)
Add back: Total stock-based employee compensation	–	–	16,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(165,000)	(477,000)	(856,000)
Pro forma net loss	$(13,708,000)	$(20,375,000)	$(31,902,000)
Basic and diluted net loss per common share:
As reported	$(0.50)	$(1.73)	$(5.20)
Pro forma	(0.51)	(1.78)	(5.33)

Advertising Costs - Advertising costs are expensed when incurred.  Total advertising expense was $111,000, $116,000 and $273,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. At December 31, 2003, 2002, and 2001,  there were outstanding common stock equivalents to purchase or receive 1,021,818 shares, 852,569 shares and 840,512 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended December 31, 2003, 2002, and 2001:

	2003		2002		2001
	Loss	Loss Per Share	Loss	Loss Per Share	Loss	Loss Per Share
Loss from continuing operations	$ (13,543,000)		$ (19,898,000)		$ (31,062,000)
Preferred stock dividends	-		-		(9,000)
Net loss attributable to common Stockholders	$ (13,543,000)	$ (0.50)	$ (19,898,000)	$ (1.73)	$ (31,071,000)	$ (5.20)
Weighted-average common shares Outstanding	26,894,005		11,471,564		5,978,281

Imputed Interest Expense and Income - Interest is imputed on long-term debt obligations and notes receivable where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics (see Notes 2, 5 and 7).

Foreign Currency Translation - The functional currency of the Company’s Korean subsidiary is the South Korean won.  Consequently, assets and liabilities of the Korean operations are translated into United States dollars using current exchange rates at the end of the year.  All revenue is invoiced in South Korean won and revenues and expenses are translated into United States dollars using weighted-average exchange rates for the year.

Comprehensive Income - Other comprehensive income presented in the accompanying consolidated financial statements consists of cumulative foreign currency translation adjustments.  The Company had no items of comprehensive income or loss prior to April 1, 2001.

Recently Enacted Accounting Standards - In December 2003, the Financial Accounting Standards Board (“ FASB”) issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities which was originally issued in January 2003. FIN 46 or revised provides guidance on the consolidation of certain entities when control exists through other entities created after January 31, 2003. The Company does not hold a variable interest in any enterprise. Accordingly, the Company does not expect the provisions of FIN 46 to have a material effect on future interim or annual financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the quarter ended September 31, 2003.  The adoption of SFAS 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

2.  ACQUISITIONS

LecStar Acquisition - On February 24, 2004, Fonix acquired all of the capital stock of LTEL Holdings Corporation ("LTEL") and its wholly-owned subsidiaries, LecStar Telecom, Inc. and LecStar DataNet, Inc. (collectively "LecStar"). The results of LecStar's operations will be included in the consolidated financial statements from February 24, 2004. LecStar is a regional provider of communications services, including wireline voice, data, long distance and Internet services, to business and residential customers in Southeastern United States. LecStar Telecom, Inc. is certified by the Federal Communications Commission and nine states-Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee-as a competitive local exchange carrier to provide regulated local, long distance and international telecommunications services.

Fonix acquired LecStar to provide Fonix with a recurring revenue stream, a growing customer base, new marketing channels for its products, and to reduce the cost of capital. LecStar has continued to grow its business throughout the recent downturn in the telecommunications industry; therefore, Fonix purchased LecStar because of its growing customer base, its philosophy of service to customers, its products, and the significant experience of its management team in the telecommunications industry.

In accordance with FAS No. 141, "Business Combinations," the aggregate purchase price was $13,550,000 and consisted of the issuance of 7,036,802 shares of Class A common stock valued at $4,926,000 or $0.70 per share, 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock with a stated value of $10,000 per share valued at $4,000,000, and a 5% $10,000,000 secured, six-year promissory note valued at $4,624,000. The value of the shares of Class A common stock was determined based on the average market price of the Fonix common stock over the three-day period before and after the terms of the acquisition were agreed to and announced. The values of the Series H preferred stock and the promissory note were determined based on the estimated risk-adjusted cost of capital to Fonix at the date of the acquisition. The fair value of the Series H preferred stock was based on an imputed yield rate of 25 percent per annum and the discount on the promissory note of $5,376,000 was based on an imputed interest rate of 25 percent per annum.

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Goodwill was not recognized in connection with the acquisition of LecStar. Instead, the excess of the fair value of the net assets over the purchase price was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the long-term assets. Fonix and LecStar are in the process of determining the fair values of certain assets and liabilities; accordingly, the allocation of the purchase price is subject to refinement. At February 24, 2004, the purchase price was allocated to the assets acquired and the liabilities assumed as follows:

Current Assets	$ 2,478,000
Investments	245,000
Property and equipment	153,000
Deposits and other assets	990,000
Intangible assets	19,143,000
Total assets acquired	23,009,000
Current liabilities	(8,923,000)
Long-term portion of notes payable	(536,000)
Total liabilities assumed	(9,459,000)
Net Assets Acquired	$13,550,000

Of the $19,143,000 of acquired intangible assets, $1,149,000 was assigned to LecStar's brand name, which has an indefinite life and therefore is not subject to amortization, $14,932,000 was assigned to the local telephone exchange customer base, with a 2.9-year weighted-average useful life, and $3,062,000 was assigned to established marketing contracts and agreements with utility companies, with a 1.8-year estimated useful life. Total intangible assets subject to amortization have a weighted-average useful life of approximately 2.7 years.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Dividends on the stated value of the outstanding Series H preferred stock are payable at the rate of 5% per annum as and when declared by the Board of Directors. The annual dividend requirement is $1,000,000. If dividends are declared on Fonix's common stock, as a condition of that dividend, Fonix is required to pay three percent of the aggregate amount of such dividend to the Series H preferred shareholders. Dividends on the Series H preferred stock and interest on the promissory note are payable in cash or, at the option of Fonix, in shares of Class A common stock. Fonix has agreed to register, within 120 days of the acquisition date, the Class A common stock issued in the acquisition and 4,000,000 additional shares of Class A common stock issuable as payment of interest on the promissory note and as dividends on the Series H preferred stock. The promissory note is secured by the assets and capital stock of the Company's subsidiary and the capital stock of LTEL and LecStar.

In the event of a voluntary or involuntary liquidation, dissolution or winding up of Fonix, the funds available for distribution, after payment to creditors and then to the holders of Fonix's Series A preferred stock of their liquidation payment, but before any liquidation payments to holders of junior preferred stock or common stock, would be payable to the holders of the Series H preferred stock (and any other subsequently created class of preferred stock having equal liquidation rights with the Series H preferred stock) in an amount equal to the stated value of the then outstanding Series H preferred stock plus any accumulated dividends thereon. The closing of any transaction or series of transactions involving the sale of all or substantially all of the assets of Fonix, LTEL or a merger, reorganization or other transaction in which holders of a majority of the outstanding voting control of Fonix do not continue to own a majority of the outstanding voting shares of the surviving corporation would be deemed to be a liquidation entitling the holders of the Series H preferred stock, at their option, to the payments described above.

Fonix has the option, but not the obligation, exercisable at any time, to redeem all or any portion of the outstanding Series H preferred stock. The redemption price is equal to any accumulated dividends on the redeemed shares plus a percentage of the $10,000 per share stated value of the redeemed shares, based on the date the redemption occurs in relation to the original issuance date as follows: before the second anniversary - 102%; thereafter but before the third anniversary - 104%; thereafter but before the fourth anniversary - 106% and thereafter - 108%. If shares of Series H preferred stock are redeemed, additional Series H preferred dividends will be recognized on the date of redemption in an amount equal to the difference between the amount paid to redeem the shares and their original fair value at the date of issuance of $2,000 per share.

Under the terms of the Series H preferred stock, the consent of the holders of 66% of the outstanding Series H preferred stock is required in order to:

$

issue securities with any rights senior to or on parity with the Series H preferred stock;

$

sell substantially all of Fonix's assets, grant any exclusive rights or license to Fonix's products or intangible assets (except in the ordinary course of business), or merge with or consolidate into any other entity in a transaction or series of related transactions, except during periods after the stated value of the outstanding Series H preferred stock is less than $5,000,000;

$

redeem any outstanding equity securities, except for previously issued options, warrants, or preferred stock, except during periods after the stated value of the outstanding Series H preferred stock outstanding is less than $5,000,000; or

$

make any changes in the rights, preferences, or privileges of the Series H preferred stock or amend the certificate of incorporation or bylaws.

On December 22, 2003, an unaffiliated third party filed a motion in Georgia state trial court seeking a temporary restraining order or other injunction that, if granted, would have attached the capital stock of the LecStar entities, limited the use and expenditure of LecStar's cash to ordinary course operations, enjoined the transfer of cash or other assets of LecStar outside the ordinary course of business, enjoined deposits of LecStar operations outside the ordinary course, made certain officers of LecStar personally subject to the order, and appointed a third party to oversee the implementation of the order. The plaintiff in that matter asserts that he has a legal judgment in the amount of $1,015,000 and accrued interest thereon against an entity that he claims to be a predecessor of LTEL as to the LecStar stock and business, and that a transfer of such stock and business in December 2002 was in violation of the Georgia fraudulent transfer statute. The Georgia state trial court denied the motions filed on December 22, 2003. The underlying legal action is still pending, however, and to the extent properly joined in such matter, LTEL and LecStar intend to vigorously defend against the claims asserted in that matter.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The principal Series H preferred stockholder has placed 300 shares of Series H preferred stock in escrow for a period of 12 months from the date of acquisition as protection with respect to breaches of representations and warranties of the LTEL selling stockholders, including any liability or payment that may arise from the above mentioned legal action.

DECtalk Assets - On December 14, 2001, the Company entered into an Asset Purchase Agreement with Force Computers, Inc., under which the Company purchased from Force tangible and intangible assets. The Company agreed to pay $150,000 in cash at closing and $1,280,000 in the form of a non-interest-bearing promissory note (see Note 7).

The purchase price of $1,460,000, including direct acquisition costs of $70,000, was allocated as follows:

Accounts receivable

$

19,000

Furniture and equipment

64,000

Speech software technology

935,000

Customer relationships

306,000

Trademark

42,000

Goodwill

94,000

Total Purchase Price

$

1,460,000

At December 31, 2003, the Company had fully satisfied its obligations under the purchase agreement.

3.  CONVERTIBLE NOTES RECEIVABLE

On December 1, 2001, the Company, as the lender, established a revolving line of credit and received a convertible promissory note from Unveil Technologies, Inc. (“Unveil”), that permitted Unveil to draw up to $2,000,000 for operations and other purposes.  Unveil is a developer of natural language understanding solutions for customer resource management (“CRM”) applications.  Fonix desired to obtain a license to Unveil’s CRM applications when completed and made the loan to Unveil to facilitate and expedite the development and commercialization of Unveil’s speech-enabled CRM software.

During the year ended December 31, 2002, Unveil drew $880,000 on the line of credit, bringing total draws on the line of credit to $1,450,000 as of December 31, 2002.  Due to limited resources available to the Company, additional requests for funding by Unveil under the line of credit were not met.  The Company estimated an impairment loss during the third quarter of 2002 in the amount of $1,524,000, consisting of the outstanding balance on the line of credit plus accrued interest thereon as of that date.  The Company advanced an additional $60,000 to Unveil in October 2002.  This advance was treated as a research and development expense.

During the first quarter of 2003, the Company entered into an agreement to terminate the revolving line of credit and satisfy the convertible promissory note with Unveil.  In full settlement of the balance of $1,450,000 due under the note, the Company received a payment of $410,000 and 1,863,636 shares of Unveil’s Series A Preferred Stock (the “Unveil Preferred Stock”).  Accordingly, the Company adjusted the estimated impairment, recorded in the third quarter of 2002, such that the carrying amount of the note receivable was equal to the amount received in January 2003.   The Company did not allocate value to the Unveil Preferred Stock due to Unveil’s overall financial condition.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

4.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Computer equipment	3 to 5 years
Furniture and fixtures	5 years
Leasehold improvements	1.5 to 8 years

Leasehold improvements are amortized over the shorter of the useful life of the applicable asset or the remaining lease term. Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.  Gains or losses on sales or retirements are included in the consolidated statements of operations in the year of disposition. Depreciation expense was $321,000, $347,000 and $384,000 for the years ended December 31, 2003, 2002, and 2001, respectively. Property and equipment consisted of the following at December 31, 2003 and 2002:

	2003	2002
Computer equipment	$ 1,170,000	$ 1,223,000
Furniture and fixtures	131,000	982,000
Leasehold improvements	–	92,000
	1,301,000	2,297,000
Less accumulated depreciation and amortization	(1,176,000)	(1,672,000)
Net Property and Equipment	$ 125,000	$ 625,000

5. INVESTMENT IN AFFILIATE

In February 2001, the Company entered into a collaboration agreement with Audium Corporation (“Audium”) to provide an integrated platform for generating Voice XML solutions for Internet and telephony systems.  Audium is a mobile application service provider that builds and operates mobile applications that allow access to Internet information and to complete online transactions using any telephone. The collaboration includes integration of the Company’s technologies with Audium’s mobile applications development capability.

Note Receivable - In connection with the collaboration agreement with Audium, in February and May 2001, the Company advanced an aggregate of $400,000 to Audium as a bridge loan (the “Audium Note”).  The loan bore interest at a rate of 5 percent per year, had a term of four years, and was convertible into shares of Audium Series A Convertible Preferred Stock (“Audium Preferred Stock”).  The Audium Note was convertible into shares of Audium Preferred Stock at a price of $1.46 per share upon the occurrence of certain events.  The Audium Note was secured by Audium's intellectual property.  Further, at the closing, Audium granted the Company a fully paid, worldwide, non-exclusive license to Audium's software to make, manufacture, and use the software and any derivative works if Audium declared bankruptcy or ceases to do business.

Management determined that a 12 percent annual interest rate better reflected the risk characteristics of the Audium Note.  Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $303,000.  For the years ended December 31, 2003, 2002 and 2001, the Company recorded interest income of $44,000,  $40,000 and $30,000, respectively, including contractual and imputed interest.

Investment in Affiliate - In April 2001, the Company closed a stock purchase agreement with Audium, wherein the Company agreed to purchase up to $2,800,000 of Audium Preferred Stock at a price of $1.46 per share.  At closing, the Company paid $200,000 in cash and gave Audium a non-interest bearing note (the “Fonix Note”) for the remaining $2,600,000.  Interest on the Fonix Note was imputed at 12 percent resulting in a present value of $2,370,000.  The resulting purchase price of the Audium Preferred Stock was $2,570,000.

Each share of Audium Preferred Stock is convertible into one share of Audium’s common stock.  Holders of Audium Preferred Stock are entitled to eight percent cumulative dividends, a liquidation preference in excess of the original purchase price plus any declared but unpaid dividends, anti-dilution rights, and voting rights equal to the corresponding number of common shares into which it is convertible.  The stock purchase agreement also entitles Fonix to elect one member of Audium’s board of directors.  Audium also granted Fonix certain registration rights after the closing of a public offering by Audium.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

At closing, Audium issued 14 Audium Preferred Stock certificates to Fonix, each certificate for 136,986 shares, and delivered one certificate in exchange for the initial payment of $200,000.  The remaining certificates were held by Audium as collateral for the Fonix Note under the terms of a security agreement.  For each payment of $200,000 or multiple payments that aggregate $200,000, Audium agreed to release to Fonix one certificate for 136,986 shares of Audium Preferred Stock.

The difference between the total purchase price of the Audium Preferred Stock and the Company’s portion of Audium's net stockholders' deficit at the time of the purchase was $2,701,000, which was allocated to capitalized software technology.  The excess purchase price allocated to the capitalized software technology was amortized on a straight-line basis over a period of eight years through December 31, 2010.  After the impairment in the investment in Audium discussed below, the remaining excess purchase price was $1,008,000 and was amortized over the remaining portion of the 8-year period.

The investment in Audium did not provide the Company with rights to any technology developed by Audium; the Company must obtain a license should it choose to do so.  Also, the Company did not own an interest sufficient to control Audium, if the Company were to convert the Audium Note to Audium Preferred Stock.  As a result, management has determined that it was appropriate to account for the investment, which represented 26.7 percent of Audium’s voting stock, under the equity method and not as a research and development arrangement.

Audium has incurred losses since the Company acquired the Audium Preferred Stock and as such, Audium does not have the ability to declare or pay preferred dividends on the Preferred Stock.  The Company recognized losses for the years ended December 31, 2003 and 2002 and the period from April 11, 2001 through December 31, 2001 as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Period From April 11, 2001 Through December 31, 2001
Company share of Audium net loss	$ 193,000	$ 290,000	$ 98,000
Amortization of difference between purchase price of Audium Preferred Stock and Company’s share of Audium’s net stockholders’ deficit	167,000	167,000	275,000
Total equity in loss of affiliate	$ 360,000	$ 457,000	$ 373,000

A summary of the results of Audium’s operations for the years ended December 31, 2003, 2002 and 2001, and net assets as of December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Net sales	$637,000	$475,000	$467,000
Loss from operations	(1,244,000)	(1,129,000)	(821,000)
Non-operating income	524,000	–	–
Net loss	(720,000)	(1,084,000)	(862,000)

Current assets	$241,000	$1,501,000	$539,000
Total assets	1,163,000	2,817,000	1,459,000
Current liabilities	1,569,000	1,664,000	626,000
Total liabilities	1,619,000	2,064,000	1,048,000
Net assets	$(456,000)	$752,000	$411,000

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The fair value of this investment was determined based on Audium's estimated future net cash flows considering the status of Audium's product development. The Company evaluated this investment for impairment annually and more frequently when indications of decline in value existed.  An impairment loss that was other than temporary was recognized during the period it was determined to exist.  An impairment was determined to be other-than-temporary if estimated future net cash flows were less than the carrying value of the investment.  If projections indicated that the carrying value of the investment would not be recoverable, the carrying value was reduced by the estimated excess of the carrying value over the estimated discounted cash flows.

At December 31, 2001, the Company assessed the realizability of the investment in Audium and the Company wrote down the investment by $823,000. The write-down was a result of a decrease in the estimated cash flows expected to be realized from the investment due to overall decline in the economy and the potential impact on related markets for Audium’s products.

Note Payable to Affiliate - The Fonix Note was payable in 13 monthly installments of $200,000 beginning on June 1, 2001, and bore no interest unless an event of default occurred, in which case it would have borne interest at 12 percent per annum. No events of default occurred.  The Fonix Note was secured by shares of Audium Preferred Stock as described above.

Management determined that a 12 percent annual interest rate reflected the risk characteristics of the Fonix Note.  Accordingly, interest was imputed at 12 percent and the Company recorded a present value of $2,370,000 for the note payable.  For the years ended December 31, 2002 and 2001, the Company recorded interest expense of $95,000 and $164,000, respectively, related to this note.  Through December 31, 2002, payments amounting to $1,800,000 had been made under the Fonix note.

Sale of Investment in Audium - On December 31, 2003, the Company entered into an agreement with Audium with respect to the Audium Note, the Fonix Note, and the Audium Preferred Stock.  Under the agreement, we agreed that the balance owing under the Audium Note would be offset against the balance owing under the Fonix Note, and accordingly, the Audium Note was deemed to be paid in full.  We further agreed to transfer to Audium all of our right, title, and interest in the Audium Preferred Stock in exchange for (a) Audium’s deeming the Fonix Note to be paid in full; (b) Audium’s granting to us a fully paid, worldwide, non-exclusive license to Audium’s software to make, sell, offer for sale, and use the software and any derivative software (the specific terms of which are being finalized), to be used if Audium declares bankruptcy, defaults under the agreement, or ceases to do business for a period of 60 days; and Audium’s granting to us a $1,800,000 prepaid license agreement to be applied to Audium’s run-time licenses.  The prepaid license has a four-year life and allows the Company to utilize run-time licenses from Audium in the Company’s products.  As the $1,800,000 prepaid license represents the amount of the investment the Company has made into Audium and that investment was reduced due to recognition of Fonix’s portion of Audium’s loss under the equity method of accounting for investments and through impairment charges during 2002, the Company did not value the prepaid license at December 31, 2003.  The Company intends to utilize the licenses by offsetting the cost of run time licenses against the prepaid license.  These transactions resulted in the Company recognizing a gain from the sale of Audium of $53,000 during December 2003, which gain is included in “other income (expense)” in the accompanying consolidated statements of operations.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill resulted from the purchase of assets from Force Computers, Inc. and from the acquisition of AcuVoice, Inc.  The carrying value of goodwill remained unchanged at $2,631,000 during the year ended December 31, 2003.  The components of intangible assets were as follows:

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	December 31, 2003	December 31, 2002
	Gross Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Speech software technology	$ -	$ 979,000	$ (104,000)	$ 874,000
Customer relationships	-	306,000	(31,000)	275,000
Patents	-	164,000	(164,000)	-
Total Amortizing Intangible Assets	-	$ 1,449,000	$ (299,000)	1,150,000

Indefinite-lived Intangible Assets:
Trademarks	-			42,000

Total Intangible Assets	$ -			$ 1,192,000

Speech software technology amortization expense was $52,000, $104,000 and $1,824,000, during the years ended December 31, 2003, 2002, and 2001, respectively, and was charged to cost of revenues. The cost of patents include direct costs incurred by the Company in applying for patents covering its internally developed speech software technologies. Patent amortization expense was $0, $19,000 and $25,000 during the years ended December 31, 2003, 2002, and 2001, respectively, and was charged to selling, general and administrative expense.  Amortization expense related to customer relationships was $16,000, $31,000 and $0 during the years ended December 31, 2003, 2002, and 2001 respectively, and was charged to selling, general and administrative expense.

The speech software technology was tested for impairment in December 2001.  Due to the down-turn in the software industry and the U.S. economy, operating losses and cash used in operating activities during the fourth quarter of 2001 were greater than anticipated. Based on that trend, management revised estimated net future cash flows from the technology, which resulted in recognition of an impairment loss of $5,833,000 during the fourth quarter of 2001. The impairment loss was charged to cost of revenues.

During the fourth quarter of 2001, management of the Company determined that its handwriting recognition software (“HWR”) technology was impaired.  Without immediate customer prospects or current license agreements, management has chosen not to provide further funding to develop or market the HWR technology.  Accordingly, the unamortized balance of $2,056,000 was expensed as cost of revenues in 2001.

During 2003, the Company modified its estimate of future cash flows to be provided by its intangible assets and determined that the carrying amount of intangibles was in excess of future cash flows provided by the intangibles.  Accordingly, the Company recorded a charge of $1,124,000 during the year ended December 31, 2003, to fully impair the carrying value of the intangible assets. Of the impairment recognized, $822,000 related to speech software technology and was charged to cost of revenue, and $302,000 related to customer relationships and was charged to operating expenses.

Intangible assets not subject to amortization as of December 31, 2003 consisted of goodwill with a net carrying value of $2,631,000 and related entirely to the Company’s speech-enabling reporting unit.

During 2002, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess the Company’s goodwill for impairment.  The resulting appraisal indicated no impairment and goodwill was not considered impaired.  The Company performed an internal valuation of goodwill at June 30, 2003 and at December 31, 2003, based on the same factors used by Houlihan, and determined that the carrying value of goodwill was not impaired.  However, should the Company’s marketing and sales plans not materialize in the near term, the realization of the Company’s goodwill could be severely and negatively impacted.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

7.  PROMISSORY NOTE

On December 14, 2001, the Company entered into an Asset Purchase Agreement with Force Computers, Inc. (“Force”). As part of the consideration for the purchase price, Fonix issued a non-interest bearing promissory note on December 14, 2001, in the amount of $1,280,000.  Installment payments under the note were due over the 12-month period following the date of purchase.  Management determined that a seven percent annual interest rate reflects the risk characteristics of this promissory note.  Accordingly, interest was imputed at seven percent and the Company recorded a discount of $40,000 for the note payable.  The Company recorded interest expense of $4,000 from the purchase date through December 31, 2001and $36,000 for the year ended December 31, 2002.

As collateral for the promissory note, 175,000 shares of the Company’s Class A common stock were placed into escrow.  Under the terms of the escrow, the shares were not to be released to Force unless the Company was delinquent or late with respect to any payment under the note. Also, under the terms of the Asset Purchase Agreement, Fonix was required to deposit all receipts from customers acquired in this transaction into a joint depository account. Fonix had the right to withdraw such funds; however, in the event of default on any payments to Force under the terms of the promissory note, Force had the right to withdraw funds from the depository account until the deficiency in payment was covered, at which time, Fonix could again have use of the funds.  Through December 31, 2002, payments required under the note were made, except the final payment of $250,000, which remained outstanding at December 31, 2002.  The remaining balance was paid during 2003.

8.  NOTES PAYABLE

During the second and third quarters of 2002, the Company entered into promissory notes with an unrelated third party in the aggregate amount of $75,000.  These notes accrued interest at 12% annually and were due and payable with accrued interest during the second and third quarters of 2003.  The notes had a conversion feature that allowed the holder to convert all or any portion of the principal amount and accrued interest into shares of the Company’s common stock.  The conversion price was calculated as the arithmetic average of the last closing bid price on each trading day during the five consecutive trading days immediately preceding the conversion. During the fourth quarter of 2003, the Company paid the notes in full.

During the first quarter of 2003, the Company entered into a promissory note with an unrelated third party converting accounts payable for outstanding lease payments (see Note 15) of $114,000 to a note payable.  This note accrues interest at 10% annually and requires monthly minimum payments of the greater of $3,000 or 2% of aggregate proceeds from the Company’s Third Equity Line of Credit and subsequent equity lines of credit until the note has been fully paid.  Under the loan agreement, the Company may not sell or transfer assets outside of the ordinary course of business, or enter a transaction resulting in a change of control, without written permission from the creditor.  Through December 31, 2003, principal payments totaling $44,000 were made under the promissory note.

9.  RELATED-PARTY NOTES PAYABLE

In connection with the acquisition of certain entities in 1998, the Company issued unsecured demand notes payable to former stockholders of the acquired entities in the aggregate amount of $1,710,000.  Of the notes payable, $78,000 remain unpaid as of December 31, 2003.  During 2000, the holders of these notes made demand for payment and the Company commenced negotiating with the holders of these notes to reduce the outstanding balance.  No additional demands have been made and no payments have been made by the Company to the holders of these notes.

During 2002, two executive officers of the Company (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to the Company under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in Company operations.  The advances bear interest at 10 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003.  The Company and the Lenders agreed to postpone the maturity date of the promissory note to December 31, 2003.  The Company and the lenders further agreed to extend the maturity date on the promissory note to June 30, 2004.  After December 11, 2002, all or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

In October 2002, the Lenders pledged 30,866 shares of the Company's Class A common stock to the Equity Line Investor in connection with an advance of $183,000 to the Company under the Third Equity Line (see Note 12 below).  The Equity Line Investor subsequently sold the pledged shares and applied $82,000 of the proceeds as a reduction of the advance.  The value of the pledged shares of $82,000 was treated as an additional advance from the Lenders.

During the fourth quarter of 2003, the Company made a principal payment of $26,000 against the outstanding balance of the promissory note.  The remaining balance due at December 31, 2003 was $389,000.

The aggregate advances of $389,000 are secured by the Company’s intellectual property rights.  As of December 31, 2003, the Lenders had deferred all interest payments due to date and had not converted any of the outstanding balance nor interest into common stock.

10.  SERIES D CONVERTIBLE DEBENTURES

On October 11, 2002, the Company issued $1,500,000 of Series D 12% Convertible Debentures (the “Debentures”), due April 9, 2003, and 194,444 shares of Class A common stock to Breckenridge Fund, LLC (“Breckenridge”), an unaffiliated third party, for $1,500,000 before offering costs of $118,000.  The outstanding principal amount of the Debentures was convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price equal to the average of the two lowest closing bid prices of the Company’s Class A common stock for the twenty trading days immediately preceding the conversion date, multiplied by 90%.

The Company determined that Breckenridge had received a beneficial conversion option on the date the Debentures were issued.  The net proceeds of $1,382,000, were allocated to the Debentures and to the Class A common stock based upon their relative fair values and resulted in allocating $524,000 to the Debentures, $571,000 to the related beneficial conversion option, $373,000 to the 194,444 shares of Class A common stock, less $86,000 of deferred loan costs.  The resulting $976,000 discount on the Debentures and the deferred loan costs were amortized over the term of the Debentures as interest expense.

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

The Debentures were originally due April 9, 2003.  However, the Company and Breckenridge agreed in January 2003 to modify the terms of the Debentures requiring the following principal payments plus accrued interest: $400,000 in January 2003; $350,000 in February 2003; $250,000 in March 2003; $250,000 in April 2003; and $250,000 in May 2003.  Additionally, the Company agreed to release 237,584 of the Collateral Shares to Breckenridge as consideration (the “Released Shares”) for revising the terms of the purchase agreement.  The additional shares were accounted for as an additional discount of $285,000.  The value of the shares was amortized over the modified term of the Debentures as interest expense.  The Company did not make the last three payments as scheduled.  Breckenridge asserted its rights under the Debenture agreement for penalties as the Company did not meet the prescribed payment schedule.  Breckenridge asserted a claim of $379,000 which the Company disputed.  Both parties subsequently agreed to satisfy the claim in full through the issuance of 1,550,000 shares of the Company’s Class A common stock with a value of $225,000.  The Company transferred the shares to Breckenridge on October 20, 2003, in full satisfaction of the claim and recorded the penalty as interest expense.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Through December 31, 2003, the Company had paid $650,000 of the outstanding principal, together with $54,000 in accrued interest.  Additionally, through December 31, 2003, the holder of the Debentures converted the remaining $850,000 principal amount and $41,000 in interest into 7,359,089 shares of Fonix Class A common stock.

As part of the Debenture agreement, the Company was required to pay Breckenridge a placement fee in the amount of $350,000 payable in stock at the conclusion of the Debenture.  The Company satisfied the obligation through the issuance of 2,000,000 shares of the Company’s Class A common stock valued at $358,000, or $0.179 per share and 377,717 shares of the Company’s Class A common stock valued at $59,000, or $0.157 per share.  The Company recorded the expense as interest expense in the accompanying financial statements.

In March 2004, the Company discovered that, during 2003, according to the Company’s records, an aggregate of 2,277,777 shares of Class A common stock (the “Unauthorized  Shares”) were inadvertently transferred to the Debenture holder as a result of (i) the issuance to the Debenture holder of a separate certificate for the Released Shares rather than issuing the Released Shares from the Collateral Shares, (ii) the unauthorized release from escrow of the original certificate representing the Collateral Shares, and (iii) the transfer to the Debenture holder of a duplicate certificate for 194,444 shares where the original certificate was not returned to the transfer agent for cancellation.  The Unauthorized Shares were, therefore, in excess of the shares the Debenture holder was entitled to receive. No consideration was paid to or received by the Company for the Unauthorized Shares during 2003; therefore, the Company did not recognize the Unauthorized Shares as being validly issued during 2003. Accordingly, the Company did not deem the Unauthorized Shares to be validly outstanding at December 31, 2003, and the transfer of the Unauthorized Shares to the Debenture holder was not recognized in the accompanying consolidated financial statements during 2003.

Upon discovering in March 2004 that the Unauthorized Shares had been transferred to the Debenture holder, the Company began an investigation of the transactions. The Company discovered that the Unauthorized Shares had all been resold by the Debenture holder, and concluded that the release from escrow of the Collateral Shares and the double issuance of the remaining Unauthorized Shares were inadvertent.  The Company is currently pursuing a settlement with the Debenture holder.

11. PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock - At December 31, 2003, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Series H Preferred Stock - As further described in Note 2, the Company has issued Series H Preferred Stock subsequent to December 31, 2003.

Series I Convertible Preferred Stock - On October 24, 2003, the Company entered into a private placement of shares of its Class A common stock with The Breckenridge Fund, LLC, a New York limited liability company ("Breckenridge").  Under the terms of the private placement, the Company agreed to sell 1,043,478 shares of our Class A common stock for $240,000 (the "Private Placement Funds").

Subsequent to the Company’s receiving the Private Placement Funds, but before any shares were issued in connection with the private placement, the Company agreed with Breckenridge to rescind the private placement of the shares and to restructure the transaction.  The Company retained the Private Placement Funds as an advance in connection with the restructured transaction.  The Company paid no interest or other charges to Breckenridge for use of the Private Placement Funds.

Following negotiations with Breckenridge, on January 29, 2004, the Company issued to Breckenridge 3,250 shares of 8% Series I Convertible Preferred Stock (the "Preferred Stock"), for an aggregate purchase price of $3,250,000, including the Private Placement Funds which the Company had already received.  The Preferred Stock was sold under a purchase agreement (the "Purchase Agreement") dated as of December 31, 2003. The Preferred Stock has a stated value of $1,000 per share. The Preferred Stock has a stated value of $1,000 per share.

In connection with the offering of the Preferred Stock, the Company also issued to Breckenridge warrants to purchase up to 965,839 shares of the Company’s Class A common stock at $0.50 per share through December 31, 2008, and issued 2,414,596 shares of our Class A common stock.

In connection with the issuance of the Preferred Stock, the Company agreed to register the resale by Breckenridge of shares issued upon conversion of the Preferred Stock, issued as payment of dividends accrued on the Preferred Stock, and issuable upon conversion of the warrants, as well as the Class A common shares.

The Preferred Stock entitles Breckenridge to receive dividends in an amount equal to 8% of the then-outstanding shares of Preferred Stock.  The dividends are payable in cash or shares of our Class A common stock, at the Company’s option.  Aggregate annual dividend requirements for the Preferred Stock are $260,000.

The Preferred Stock is convertible into shares of our Class A common stock as follows:

$

The conversion of the first $250,000 of the Preferred Stock shall be as follows: (i) for conversion occurring prior to the date on which the SEC declares a registration statement effective (the "Effective Registration Date") and through the tenth business day following the Effective Registration Date, the conversion price shall be the lower of $0.23 per share or 87.5% of the average of the two lowest closing bid prices over the twenty trading days prior to the conversion date; and (ii) for conversion occurring on or after the eleventh business day following the Effective Registration Date, the conversion price shall be $0.23 per share.

$

The remaining $3,000,000 of the Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price which shall be the lower of (1) $0.75 per share or (2) 87.5% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date.

Under the terms of the purchase agreement, the Company agreed to establish an escrow account (the "Escrow Account"), into which it deposits funds which can be used for the Company’s optional redemption of the Preferred Stock, or which may be used by Breckenridge to require the Company to redeem the Preferred Stock if the Company has defaulted under the purchase agreement.  The conditions of deposit into the Escrow Account are as follows:

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

$

If, prior to August 31, 2004, there has not been a declared default under the purchase agreement, the Company will deposit into the Escrow Account 25% of any amount it receives in excess of $1,000,000, calculated per put, under the terms of the Fifth Equity Line of Credit, or other similar equity line of financing arrangement.

$

If, prior to August 31, 2004, there has been a declared default under the preferred stock purchase agreement, the Company will deposit into the Escrow Account 33% of any amount the Company receives in excess of $1,000,000, calculated per put, under the terms of the Fifth Equity Line or other similar equity line of financing arrangement.

In the event that there remains in the Escrow Account amounts following either (i) the conversion of all of the outstanding shares of Preferred Stock, together with any accrued and unpaid dividends thereon, or (ii) redemption of all of the outstanding shares of Preferred Stock, together with any accrued and unpaid dividends thereon, those remaining amounts shall be released from the Escrow Account to the Company.

The Company has granted Breckenridge a first lien position on the Company’s intellectual property assets as security under the Purchase Agreement. Breckenridge has agreed to release such lien upon the registration of the Company’s Class A common stock, as outlined above, becoming effective and the Company depositing $2,000,000 in the Escrow Account.

Redemption of the Preferred Stock, whether at our option or that of Breckenridge, requires the Company to pay, as a redemption price, the stated value of the outstanding shares of Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by (i) 110% for any redemption occurring within 90 days after the closing date of the issuance of the Preferred Stock; (ii) 115% for any redemption occurring between the 91st day but before the one hundred fiftieth 150th day after the closing date of the issuance; (iii) 120% for any redemption occurring between the 151st day and the second anniversary of the closing date of the issuance; and (iv) 130% for any payment of the redemption price occurring on or after the second anniversary of the closing date of the issuance.

The Company has allocated the proceeds from the issuance of the Series I Preferred Stock, warrants, additional shares and fee shares as follows: $261,000 was allocated to the warrants, $730,000 was allocated to the common shares, $429,000 to the Series I Preferred Stock, and $1,830,000 to a beneficial conversion option.  The amounts allocated to the warrants, common shares and the beneficial conversion option will result in a discount on the Series I Preferred Stock that will be fully amortized at the date of issuance, resulting in the recognition of a dividend on the Series I Preferred Stock of $2,821,000 on January 29, 2004.  The Series I Preferred Stock will be recorded as an item of stockholders’ deficit for the face amount of $3,250,000.

12.  CONVERTIBLE PROMISSORY NOTE AND EQUITY LINES OF CREDIT

Convertible Promissory Note - In June 2000, the Company executed a convertible promissory note (the “2000 Note”) with a private investor in the amount of $7,500,000, against which the Company was permitted to draw funds as needed for operating purposes.  The 2000 Note bore interest at six percent annually, compounded monthly, and was due September 30, 2001.  Principal drawn under the terms of the 2000 Note was designated as the “Initial Investment Amount” under the Private Equity Line Agreement described below.  The investor had the right to convert, at its option, all or any portion of the outstanding principal and interest into shares of Class A common stock at the lesser of $0.75 or 85 percent of the average of the three lowest closing bid prices of Class A common stock in the 20-day trading period prior to the date of conversion.  During 2000, the Company drew the entire amount available under the 2000 Note and recorded $106,000 as interest expense. Principal and interest were converted into 288,619 shares of Class A common stock.  The Company also recorded a beneficial conversion feature as interest expense in the amount of $3,448,000 related to borrowings under the 2000 Note.

Equity Line of Credit - In August 2000, the Company entered into a Private Equity Line Agreement (“Equity Line”) with the same investor (“Equity Line Investor”) which gave the Company the right to draw up to $20,000,000 for operations and other purposes.  The Initial Investment Amount of $7,500,000 was drawn as part of the 2000 Note described above.  The balance remaining under the Equity Line was available to the Company through a mechanism of draws and puts of stock.  The Company was entitled to draw funds and to “put” to the Equity Line Investor shares of Class A common stock in lieu of repayment of the draw.  The number of shares issued was determined by dividing the dollar amount of the draw by 90 percent of the average of the two lowest closing bid prices of Class A common stock over the seven trading-day period following the date the Company tendered the put notice.  The Equity Line Investor funded the amounts requested by the Company within two trading days after the seven trading-day period.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

From its inception through December 31, 2000, draws taken under the Equity Line, excluding the Initial Investment Amount, amounting to $3,974,000, less commissions and related fees of $119,000, were converted into 312,317 shares of Class A common stock.  During 2001, draws amounting to $5,510,000, less commissions and related fees of $165,000, were converted into 658,829 shares of Class A common stock.

For the year ended December 31, 2002, the Company received $3,618,000 in funds drawn under the Equity Line, less commissions and fees of $85,000, and issued 1,017,323 shares of Class A common stock to the Equity Line investor.

Second Equity Line of Credit  - In April 2001, the Company entered into a second private equity line agreement (the “Second Equity Line”) with the Equity Line Investor.  Under the Second Equity Line, the Company had the right to draw up to $20,000,000 under terms substantially identical to the initial Equity Line.

From the inception of the Second Equity Line through December 31, 2001, draws under the Second Equity Line amounting to $13,425,000, less commissions and fees of $498,000,  were converted to 2,950,325 shares of Class A common stock.

For the year ended December 31, 2002, the Company received $5,740,000 in funds drawn under the Second Equity Line, less commissions and fees of $190,000, and issued 2,339,675 shares of Class A common stock to the Equity Line investor.

Third Equity Line of Credit - In June 2002, the Company entered into a third equity line agreement (the “Third Equity Line”) with a third party investor (the “Equity Line Investor”).  Under the Third Equity Line, the Company had the right to draw up to $20,000,000 under terms substantially identical to the initial Equity Line.  On June 27, 2002, the Company filed with the SEC a registration statement on Form S-2 to register the resale of up to 5,000,000 shares of the Company’s Class A common stock by the Equity Line Investor, which became effective during January 2003.  During the third and fourth quarters of 2002, the Equity Line Investor advanced the Company $183,000 against future draws on the Third Equity Line (see Note 9).  The balance owing on the advance was included in accrued liabilities in the accompanying financial statements at December 31, 2002.  As of December 31, 2002, no shares had been issued under the Third Equity Line.

For the year ended December 31, 2003, the Company received $2,625,000 in funds drawn under the Third Equity Line, less commissions and fees of $62,000, and issued 5,000,000 shares of Class A common stock to the Equity Line Investor.

Fourth Equity Line of Credit  - On May 12, 2003, the Company entered into a fourth private equity line agreement (the "Fourth Equity Line Agreement") with the Equity Line Investor.  The Company subsequently terminated the Fourth Equity Line Agreement before any funds were advanced and before any shares were issued.

Fifth Equity Line of Credit - The Company entered, as of July 1, 2003, into a fifth private equity line agreement (the “Fifth Equity Line Agreement”) with the Equity Line Investor, on terms substantially similar to those of the Third Equity Line.  Under the Fifth Equity Line Agreement, the Company has the right to draw up to $20,000,000 against an equity line of credit (“the Fifth Equity Line”) from the Equity Line Investor.  The Company is entitled under the Fifth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of the Company’s Class A common stock in lieu of repayment of the draw.  The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of the Company’s Class A common stock over the ten trading days after the put notice is tendered.  The Equity Line Investor is required under the Fifth Equity Line Agreement to tender the funds requested by the Company within two trading days after the ten-trading-day period used to determine the market price.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

In connection with the Fifth Equity Line Agreement, the Company granted registration rights to the Equity Line Investor and filed a registration statement on Form S-2, which covered the resales of the shares to be issued under the Fifth Equity Line.  The Company is obligated to maintain the effectiveness of the registration statement.

The Company entered into an agreement with the Equity Line Investor to cease further draws or issuance of shares under the Third Equity Line, as well as the two prior equity lines.  Additionally, the Fourth Equity Line was terminated prior to any draws or puts of stock.  As such, the only active equity line of credit as of March 26, 2004 is the Fifth Equity Line.

For the year ended December 31, 2003 the Company received $7,122,000 in funds and a subscription receivable of $245,000 drawn under the Fifth Equity Line, less commissions and fees of $291,000, and issued 25,494,145 shares of Class A common stock to the Equity Line Investor.

13.  COMMON STOCK AND COMMON STOCK SUBJECT TO REDEMPTION

Reverse Stock Split - On March 24, 2003, the Company’s shareholders approved a one-for-forty reverse stock split to its outstanding Class A common stock and common stock options and warrants.  The stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

Common Stock - On July 12, 2002, shareholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized common stock of the Company from 500,000,000 shares to 800,000,000 shares.  The Company can issue these shares as either Class A voting Common Stock or Class B non-voting Common Stock.

During 2003, the Company issued 42,023,454 shares of Class A common stock.  Of such shares, 30,494,145 were issued upon conversion of draws on the equity lines, 11,524,390 were issued in connection with the Company’s Series D Debentures (see Note 10) and 4,919 were issued due to converting fractional shares in connection with the Company’s reverse stock split.

During 2002, the Company issued 3,551,442 shares of Class A common stock.  Of such shares, 3,356,998 shares were issued upon conversion of draws on the equity lines and 194,444 were issued in connection with the sale of the Company’s Series D Debentures (see Note 10).

During 2001, the Company issued 3,972,466 shares of Class A common stock.  Of such shares, 3,609,154 shares were issued upon conversion of draws on the equity lines, 362,438 shares were issued in connection with the conversion of Series D preferred shares and 875 shares were issued in connection with the exercise of options. At the annual meeting of shareholders held on July 18, 2001, the shareholders of the Company approved an increase in the number of common shares authorized from 300,000,000 to 500,000,000.

14. STOCK OPTIONS AND WARRANTS

Common Stock Options - In 1998, the Company’s board of directors and shareholders approved the 1998 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance was 250,000. The Company subsequently discovered that it had issued 253,581 options in excess of the aggregate number authorized under the plan.   In 2004, the Company’s board of directors approved an increase in the number of shares under the Plan from 250,000 to 550,000 to cover the additional options issued.  As of December 31, 2003, there were no additional shares available for grant under this plan.

In 1997, the Company’s board of directors approved the 1997 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance is 187,500. As of December 31, 2003, there were no shares remaining for grant under this plan.  As of December 31, 2003, shares available for grant under this plan were 97,442.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

In 1996, the Company’s board of directors and shareholders approved the 1996 Directors’ Stock Option Plan, under which the aggregate number of shares of Class A common stock authorized for issuance is 135,000.  The plan provides that each director shall receive options to purchase 5,000 shares of Class A common stock for services rendered as a director during each entire calendar year or portion of a calendar year in excess of six months. The exercise price of such options is the closing market price of the Class A common stock on the date the options are granted.  The option term is 10 years from date of grant.  As of December 31, 2003, shares available for grant under this plan were 65,000.

In 1996, the Company’s board of directors approved a Long-Term Stock Investment and Incentive Plan for officers, key employees and other persons acting on behalf of the Company under which the aggregate number of shares authorized for issuance is 22,500.  The exercise price of these options is the closing market price of the Class A common stock on the date the options are granted.  The term of the plan is 10 years and options are subject to a three-year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised each year.  As of December 31, 2003, shares available for grant  under this plan were 22,125.

In 2003, 2002, and 2001, options to purchase 0 shares, 25,000 shares and 37,500 shares, respectively, of Class A common stock were issued to directors who were also executive officers of the Company for compensation and other services rendered to the Company.

A summary of options granted under the Company’s various stock option plans for the years ended December 31, 2003, 2002 and 2001 is presented below:

	2003		2002		2001
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of the year	634,652	$ 65.60	601,970	$73.60	496,442	$ 118.80
Granted	261,125	0.22	157,225	3.20	203,374	8.80
Exercised	-	-	-	-	(875)	15.60
Forfeited or canceled	(86,876)	37.27	(124,543)	27.20	(96,971)	169.20
Outstanding at end of the year	808,901	47.41	634,652	65.60	601,970	73.60
Exercisable at the end of the year	461,850	$ 81.73	443,183	$ 90.80	424,548	$ 100.00

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A summary of options outstanding and options exercisable under the Company’s various stock option plans at December 31, 2003 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.21 - 2.00 7.600.196060	283,625	9.3 years	$ 0.36	20,833	$ 2.00
3.60 - 4.00	86,129	8.1 years	3.62	30,684	3.65
5.60 - 8.40	95,646	7.9 years	5.89	73,959	5.96
11.20 - 43.60	157,006	6.3 years	27.58	149,879	27.46
47.20 - 340.00	186,495	3.7 years	177.16	186,495	177.16
$ 0.21 - 340.00	808,901	7.1 years	47.41	461,850	81.73

The weighted average fair value of options granted during the years ended December 31, 2003, 2002, and 2000 were $0.19, $3.20 and $7.60, respectively.

The fair value of options and warrants is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during 2003, 2002, and 2001:

	2003	2002	2001
Risk-free interest rate	3.39%	4.99%	4.66%
Expected dividend yield	0.0%	0.0%	0.0%
Expected exercise lives	5 years	5 years	5 years
Expected volatility	134%	137%	132%

The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change the estimated fair value amounts could be significantly different.

Warrants - A summary of warrants granted by the Company during the years ended December 31, 2003, 2002, and 2001 is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	51,250	$ 25.60	71,875	$ 90.00	86,750	$ 82.40
Granted	—	—	—	—	6,250	13.20
Forfeited	(5,000)	45.00	(20,625)	249.60	(21,125)	36.80
Outstanding at end of the year	46,250	23.51	51,250	25.60	71,875	90.00
Exercisable at end of the year	46,250	23.51	51,250	25.60	71,875	90.00

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

15.  RELATED-PARTY TRANSACTIONS

SCC Asset Management Inc. - SCC Asset Management, Inc. (“SCC”), formerly Studdert Companies Corp., is a Utah corporation that previously provided investment and management services to the Company.  Two of the officers, directors and owners of SCC are directors and executive officers of the Company.  A third officer, director and owner of SCC is a former director and executive officer of the Company.  The Company rented office space under subleased office space from SCC.  Payments under the leases are guaranteed by three officers, owners and directors of SCC noted above.  The subleases required monthly payments of $10,000.   Expenses relating to the sublease amounted to $0 in 2003,  $137,000 in 2002 and $149,000 in 2001.  During October 2002, the Company assumed SCC’s lease obligation.  The leases were terminated effective February 2003.  On March 18, 2003, the Company executed a promissory note with Zions Securities, the lessor, in the amount of $114,000 covering outstanding lease payments (see Note 8).

Other Transactions - The secretary of the Company is a partner in a law firm that the Company has used to provide legal services.  During 2003, 2002 and 2001, the Company incurred expenses of approximately $538,000,  $756,000, and $847,000, respectively, to the law firm for services provided to the Company.

16.  RESEARCH AND PRODUCT DEVELOPMENT

IMC2 - In March 1998, the Company entered into a professional services agreement with IMC2, a research and development entity, to provide assistance to the Company in the continuing development of specific ASR technologies.  The president of IMC2 is also the president of Synergetics and Adiva.  The agreement was for an initial term of 36 months and required the Company to make monthly payments of $22,000. In February 2001, the Company and IMC2 agreed to extend the contract on a month-to-month basis.  Under the terms of the agreement, the Company expended $220,000 in 2003, $282,000 in 2002 and $391,000 in 2001 for research and development efforts provided by IMC2.

Advocast - In July 1997, the Company entered into an arrangement with Advocast, Inc. (“Advocast”), an Internet research and development entity, whereby Advocast assisted the Company in development of  technologies to create and locate searchable databases on the Internet through the use of interactive video and voice technologies.  Under the terms of the arrangement, the Company paid $817,000 in 1998 and $705,000 in 1997 for Advocast research and development efforts.

On November 25, 1998, Advocast issued 60,200 shares of Advocast Series A 6% convertible preferred stock (“Advocast Preferred Stock”) to the Company and the chief executive officer of the Company became a director of Advocast.  The Advocast Preferred Stock, if converted to Advocast common stock, represented less than 20 percent of the total outstanding shares of Advocast voting common stock. Advocast is a development stage company with minimal operations and no market for its stock.  As a result, there was substantial uncertainty as to the value of the Advocast Preferred Stock and the Company did not record a value for the Advocast shares in its consolidated financial statements.

On February 26, 2001, Fonix agreed to provide to Advocast an additional $100,000 of financing under the terms of a six percent secured convertible debenture due February 26, 2002.  Fonix advanced $57,000 under the debenture.  The debenture was convertible into shares of Advocast common stock at a rate of $8.62 per share at the option of Fonix.  Furthermore, Fonix had the right to convert its Advocast Preferred Stock into additional principal under the debenture at a rate of $25 per share of Advocast Preferred Stock.  If converted, the resulting balance due under the debenture was subject to the same terms of conversion into Advocast common stock or became due and payable six months following the original due date of the convertible debenture.  Advocast and Fonix also agreed that Advocast would provide consulting services to Fonix for development of Internet applications of the Company’s technologies.  The term of the agreement was three months and could be renewed at the Company’s option for an additional three months.  Fonix paid $30,000 to Advocast pursuant to the consulting agreement.

On June 18, 2001, Fonix canceled the debenture, terminated the consulting agreement, agreed that Advocast could redeem the Advocast Preferred Stock owned by Fonix and issued warrants to Advocast for the purchase of 6,250 shares of Fonix Class A common stock at an exercise price of $13.20 per share in return for a perpetual, fully paid-up, nonexclusive license to certain technology developed by Advocast for Internet speech applications.  The warrants were valued using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rate 4.2%, expected dividend yield of 0%, volatility of 130%, and expected life of 3.0 years. The $10.00 fair value per share or $63,000 was recorded as product development costs on the date of the transaction.  Fonix has no further obligation to provide funding, management consultation and development services, or technology to Advocast.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

17.  INCOME TAXES

At December 31, 2003 and 2002, net deferred income tax assets, before considering the valuation allowance, totaled $49,445,000 and  $44,496,000, respectively.  The amount and ultimate realization of the benefits from the deferred income tax assets are dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  The net change in the valuation allowance was an increase of $4,949,000 for 2003 and $6,946,000 for 2002.

At December 31, 2003, the Company has unused federal net operating loss carryforwards available of approximately $113,317,000 and unused state net operating loss carryforwards of approximately $104,597,000 which may be applied against future taxable income, if any, and which expire in various years from 2011 through 2023.  The Internal Revenue Code contains provisions which likely will reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. The Company has not performed an analysis to determine whether any such limitations have occurred.

The temporary differences and carryforwards which give rise to the deferred income tax assets as of December 31, 2003 and 2002 are as follows:

Deferred income tax assets:	2003	2002
Net operating loss carryforwards:
Federal	$38,528,000	$ 33,522,000
State	3,452,000	2,966,000
Research expenditures credits	2,414,000	2,390,000
Impairment of convertible note receivable	–	416,000
Accrued liabilities	834,000	816,000
Deferred revenues	201,000	288,000
Amortization of intangible assets	4,016,000	4,098,000
Total deferred income tax assets valuation allowance	49,445,000	44,496,000
Valuation allowance	(49,445,000)	(44,496,000)
Net deferred income tax assets	$ –	$ –

A reconciliation of income taxes at the federal statutory rate to the Company’s effective rate is as follows:

	Year Ended December 31,
	200 3	2002	2001
Federal statutory income tax rate	34.0%	34.0%	34.0%
State and local income tax rate, net of federal benefit	3.3	3.3	3.3
Non-deductible items	(0.5)	(2.5)	(14.0)
Valuation allowance	(37.2)	(34.8)	(22.3)
Effective income tax rate	0.0%	0.0%	0.3%

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

18.  COMMITMENTS AND CONTINGENCIES

U.S. Department of Labor Settlement Agreement - On March 5, 2003, the Company entered into a settlement agreement with the U.S. Department of Labor relating to back wages owed to former and current employees during 2002.  Under the agreement the Company will pay an aggregate of $4,755,000 to certain former and current employees in twenty-four installment payments.  The first installment payment was due May 1, 2003.  The remaining payments are due on the first day of each month, until paid in full.  If any of the installment payments are more than fifteen days late, the entire balance may become due and payable.

The Company did not have sufficient cash to pay the first installment payment due May 1, 2003.  The Company reached an agreement with the Department of Labor to extend the commencement date for installment payments to August 1, 2003 and has made the required payments due under the modified agreement.

Executive Employment Agreements  - The Company has employment agreements with two executive officers that were initiated November 1, 1996 and amended effective January 31, 2000 to extend the term of the agreements and reduce the base compensation.  The current annual base salary for each executive officer is $309,400.  During 2002, the executive officers agreed to accept reduced cash compensation pursuant to the Company’s 2002 Employee Compensation Plan.  The expiration date of the agreements is December 31, 2005.

In the event that, during the contract term, both a change of control occurs, and within six months after such change in control occurs, the executive’s employment is terminated by the Company for any reason other than cause, death, or retirement, the executive shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within 30 days of termination.

Another executive officer of the Company resigned in January 1999 and his employment agreement was canceled.  He subsequently entered into a separation agreement pursuant to which he was paid $250,000 per year for the years ended December, 31, 2000 and 2001, and $100,000 for the year ended December 31, 2002.  The Company has no further obligations to this former executive.

During 2000, the Company entered into employment contracts with two other executive officers which expired January 31, 2003.  At expiration, these agreements were extended to December 31, 2003.  The minimum annual salaries required by these agreements total $460,000.  The executive employees are also entitled to other normal benefits extended to executives and employees of the Company.  In the event that, during the contract term, both a change of control occurs and, within six months after such change in control was to occurs, the executive officers’ services are terminated by the Company for any reason other than cause, death or retirement, the executive officers shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within 30 days of termination.  The agreements contain non-disclosure, confidentiality, non-solicitation and non-competition clauses.  Under the terms of the non-competition clause, each executive has agreed that for a period of 18 months after the termination of his employment with the Company the executive will not engage in any capacity in a business which competes with or may compete with the Company.

Professional Services Agreements - In 2001, the Company entered into a professional services agreement with a marketing consultant.  The terms of the agreement require monthly payments of $20,000 for a period of 24 months.  Also, in connection with the agreement, the Company issued options to purchase 12,500 shares of Class A common stock. Because the Company had the option to cancel the agreement before the services were provided the options were  revalued during the term of the agreement. At December 31, 2002 the options were valued at $1.20 per share using the Black-Scholes option pricing model assuming: a risk-free interest rate of 4.62 percent; expected dividend yield of 0 percent; expected exercise life of five years; and expected volatility of 130 percent.  The resulting amount was recorded as deferred consulting expense and was fully amortized at December 31, 2002.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Operating Lease Agreements - The Company leases certain facilities and equipment used in its operations.  The amounts of commitments for non-cancelable operating leases in effect at December 31, 2003, were as follows:

Year ending December 31,
2004	$ 343,000
2005	236,000
2006	2,000
2007	2,000
$ 583,000

The Company incurred rental expense, net of subleases, of $603,000, $663,000 and $627,000 during 2003, 2002 and 2001, respectively, related to these leases.

Effective May 25, 1999, the Company entered into an agreement to sublease its Cupertino, California facility to an unrelated third party. The agreement required the sublessee to pay $32,000 per month through May 31, 2003.

Forgiveness of Trade Payables and Accrued Interest - The Company negotiated reductions in amounts due various trade vendors amounting to $169,000 in 2003.

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

21.  SIGNIFICANT CUSTOMERS

Of the Company’s revenues for 2003, 2002 and 2001, $2,185,000, $3,058,000 and $567,000 were from sources in the United States and $199,000, $8,000 and $14,000 were from South Korea.   During 2003, two customers accounted for 16.4% and 11.8% of the Company’s total revenues.  During 2002, two customers accounted for 13.3% and 13.2% of the Company’s total revenues.  In 2001, no single customer generated more than 10 percent of the Company’s total revenue.   No other customer accounted for more than 10 percent of the Company’s total revenues for the years presented.

22.  SUBSEQUENT EVENTS

Subsequent to December 31, 2003 and through April 13, 2004 the Company received $7,300,000 in funds drawn under the Fifth Equity Line, less commissions and fees of $237,000, and issued 20,749,456 additional shares of Class A common stock to the Equity Line Investor.  As of April 13, 2004, we have a put that has not yet closed under which we have issued 1,549,837 shares against and have yet to receive the proceeds for the put (unaudited).

Subsequent to December 31, 2003, the Company issued 3,250 shares of Series I 8% Convertible Preferred Stock, as more fully described in Note 11.  On February 24, 2004, the Company purchased all of the capital stock of LTEL Holdings Corporations, as more fully described in Note 2.