Form 10-K/A
period 2003-12-31
FONIX CORP
filed 2004-05-05
CIK 855585

UNITED STATES

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

As of April 30, 2004, there were issued and outstanding 87,594,231 shares of our Class A common stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

This amendment is filed solely for the purpose of making one correction ot the financial statements, and to update the recent developments and risk factors sections.

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

Employees

As of April 30, 2004, Fonix employed 64 people.  Of this total, 31 were employed in product development and delivery, 9 were employed in sales and marketing, and 24 were employed in strategic development, administration and support.

As of April 30, 2004, LecStar employed 91 people.  Of this total, 42 were employed in customer services, 12 were employed in sales and marketing and 37 were employed in operations support and administration.

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

Series D Debenture

During the process of reconciling our shareholder records relating to our issued and outstanding shares of common stock with the records of our transfer agent in connection with the preparation of this report, it came to our attention that shares of our Class A common stock had been inadvertently transferred to the Debenture holder in excess of the shares the Debenture holder was entitled to receive.  We believe this inadvertent transfer occurred as a result of an unauthorized release of shares by the escrow agent that were being held in escrow.  We did not have any knowledge of such release until after the inadvertently released shares had been publicly resold by the Debenture holder.  Although two registration statements had been filed to register the resales of shares by the Debenture holder in connection with the Series D Debentures and were effective at the time the Debenture holder received the shares, the number of shares actually resold by the Debenture holder may have exceeded the number of shares allotted to the Debenture holder in the effective registration statements. In light of what appears to be an inadvertent receipt by the Debenture holder of excess shares of common stock, we have attempted to negotiate a settlement of this matter with the Debenture holder. However, we were unable to reach a settlement. Accordingly, on May 3, 2004, we filed a lawsuit against the Debenture holder, alleging the inadvertent transfer to and improper sale of shares of our common stock by the Debenture holder. The complaint seeks (i) a declaratory judgment that we may set off the fair value of the shares against the value we owe to the Debenture holder in connection with the Series I Preferred Stock transaction, (ii) judgment against the Debenture holder for the fair value of the shares, and (iii) punitive damages from the Debenture holder for improper conversion of the shares.

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

The following table describes the number of shares of Class A common stock that would be issuable, assuming that the full remaining amount available under the Fifth Equity Line as of April 30, 2004, namely $4,568,000, had been put to the Equity Line Investor (irrespective of the availability of registered shares), and further assuming that the applicable conversion price at the time of such put were the following amounts:

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

The following table describes the number of shares of Class A common stock that would be issuable, assuming that Breckenridge converted the full number of shares of the Series I Preferred Stock (not including any shares issuable as payment of dividends accrued) as of April 30, 2004, and further assuming that the applicable conversion prices at the time of such conversion were the following amounts:

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

We have filed, in connection with the Fifth Equity Line, and the sale of the Series I Preferred Stock,  registration statements which register, in the aggregate, the resale by the Equity Line Investor and Breckenridge of up to approximately 114,500,000 shares of our Class A common stock.  As of April 30, 2004, we had 87,594,231 shares of our Class A common stock issued and outstanding.  Accordingly, the sale by the Equity Line Investor and Breckenridge of all of the shares registered under the outstanding registration statements will result in substantial dilution to current holders of our Class A common stock.

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

In connection with the Series D Debentures, we discovered that we had inadvertently transferred shares of our common stock to the Debenture holder in excess of the shares that the Debenture holder should have received.  We believe that this inadvertent transfer occurred as a result of the unauthorized release of shares by the escrow agent that were being held in escrow.  We did not have any knowledge of such release until after the inadvertently released shares had been publicly resold by the Debenture holder.  Although there were two registration statements covering the resale of shares by the Debenture holder which were effective at the time the Debenture holder received the shares, the number of shares actually resold by the Debenture holder may have exceeded the number of shares allotted to the Debenture holder in the effective registration statements.  As a result, the purchasers of such shares, to the extent that they can be identified, may attempt to assert claims against various parties, including the Debenture holder and Fonix for violation of the securities laws.  In light of what appears to be an inadvertent receipt by the Debenture holder of excess shares of common stock, we attempted to negotiate a settlement with the Debenture holder, but we have been unable to reach a settlement.  Accordingly, on May 3, 2004, we filed a lawsuit against the Debenture holder for the fair value of the shares held in escrow and additional shares which were inadvertently issued twice, or for a declaratory judgment that we may set off the fair value of the shares against the amount we owe the Debenture holder under the Series I Preferred Stock transaction.  We may also become involved in private claims for violations of the securities laws or be subject to regulatory investigation or enforcement action, which could divert the attention of management from the business of the Company, and could require us to pay damages or penalties.

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

In December 2003, an unaffiliated third party filed a motion in a Georgia state trial court seeking a temporary restraining order or other injunction that would, if granted, attach the capital stock of LecStar (now owned by Fonix), limit the use and expenditure of LecStar's cash to ordinary course operations, enjoin the transfer of cash or other assets of LecStar outside the ordinary course of business, enjoin LecStar operations outside the ordinary course, make certain officers of LecStar personally subject to the order, and appoint a third party to oversee the implementation of the order.  The plaintiff in that case asserts that he has a $1,015,000 judgment against an entity that is allegedly the predecessor of LTEL as to the LecStar stock and business, and that the transfer of such stock and business to LTEL in December 2002 was in violation of the Georgia Fraudulent Transfer statute.  The plaintiff sought a preliminary injunction prior to our acquisition of the capital stock of LTEL in February 2004.  The Georgia state court denied the plaintiff’s motion for injunctive relief at that time.  The defendants in the action have filed a motion to dismiss the action.  As of April 30, 2004, the trial court had not ruled on that motion.  Nevertheless, if the individual obtains the injunctive relief as requested, our ability to operate LecStar could be adversely affected, which could, in turn, adversely affect our operations and financial condition generally.

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

ITEM 3.

LEGAL PROCEEDINGS

Two of our subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc., are among the defendants who have been sued in the Superior Court of Fulton County, State of Georgia, by James D. Grenfell (Civil Action, File No. 2003-CV-77098).  The suit was filed in December 2003, seeking a temporary restraining order or other injunction that would, if granted, attach the capital stock of LecStar (now owned by Fonix), limit the use and expenditure of LecStar's cash to ordinary course operations, enjoin the transfer of cash or other assets of LecStar outside the ordinary course of business, enjoin deposits of LecStar operations outside the ordinary course, make certain officers of LecStar personally subject to the order, and appoint a third party to oversee the implementation of the order.  The plaintiff in that case asserts that he has a judgment in the amount of $1,015,000 plus interest against an entity that is allegedly the predecessor of LTEL as to the LecStar stock and business, and that the transfer of such stock and business in December 2002 was in violation of the Georgia Fraudulent Transfer statute.  The plaintiff sought a preliminary injunction against LTEL prior to our acquisition of the capital stock of LTEL in February 2004.  The Georgia state trial court denied the plaintiff’s motion for injunctive relief at that time.  The defendants in the action, including our two subsidiaries, have filed a motion to dismiss the action.  As of April 30, 2004, the trial court had not ruled on that motion.  To the extent that we or our subsidiaries are or become proper parties to this action, and if the motion to dismiss is denied, we will defend vigorously against these claims.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

Our Class A common stock is listed on the OTC Bulletin Board under the trading symbol FNIX.  The following table shows the range of high and low sales price information for our Class A common stock as quoted on the OTC Bulletin Board for the calendar years 2002 and 2003, and for the first quarter of 2004 through April 30, 2004.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.  The quotations also do not reflect price adjustments related to the Reverse Stock Split (see "Reverse Stock Split" below).

                                 Calendar Year

       2004

        2003

        2002

High      Low

High

Low

High      Low

First Quarter

$0.66

$0.28

$0.05

$0.01

$0.13

$0.04

Second Quarter*

$0.38

$0.20

$0.69

$0.13

$0.15

$0.05

Third Quarter

$0.26

$0.08

$0.08

$0.05

Fourth Quarter

$1.19

$0.13

$0.07

$0.04

* Through April 30, 2004.

The Reverse Stock Split took effect on April 4, 2003.  All prices beginning in the second quarter of 2003 reflect post-reverse stock split share prices.

The high and low sales prices for our Class A common stock on April 30, 2004, were $0.25 and $0.22, respectively.  As of April 30, 2004, there were 87,594,231 shares of Fonix Class A common stock outstanding, held by approximately 1,036 holders of record and approximately 40,000 beneficial holders.  This number of beneficial holders represents an estimate of the number of actual holders of our stock, including beneficial owners of shares held in “nominee” or “street” name.  The actual number of beneficial owners is not known to us.

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

Subsequent to December 31, 2003, and through April 30, 2004, we received an additional $8,050,000 in funds drawn under the fifth equity line, less commissions and fees of $262,000, and issued 22,349,293 additional shares of Class A common stock to the Equity Line Investor.  The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The resales of the shares were subsequently registered under registration statements on Form S-2.

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

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Revenues	$ 2,384,000	$ 3,065,000	$ 582,000	$ 657,000	$ 440,000
Cost of Revenues	1,030,000	657,000	9,899,000	1,852,000	2,010,000
Selling, general and administrative expenses	7,004,000	11,929,000	11,646,000	10,752,000	9,499,000
Product development and research	5,142,000	8,193,000	8,123,000	5,871,000	7,909,000
Amortization of intangible assets	--	31,000	604,000	604,000	604,000
Impairment loss on investment in affiliate	--	--	823,000	--	--
Impairment loss on convertible note receivable	--	1,114,000	--	--	--
Impairment loss on intangible assets	302,000	--	--	--	--
Purchased in-process research and development	--	--	--	474,000	--
Other expense, net	(2,091,000)	(581,000)	(173,000)	(3,991,000)	(3,699,000)
Loss from continuing operations, before equity in net loss of affiliate	(13,185,000)	(19,441,000)	(30,687,000)	(22,811,000)	(19,949,000)
Equity in loss of affiliate	(360,000)	(457,000)	(373,000)	--	--
Loss from discontinued operations	--	--	--	--	(2,187,000)
Gain (loss) on extraordinary items	--	--	--	49,000	474,000
Net loss	(13,545,000)	(19,898,000)	(31,060,000)	(22,761,000)	(21,662,000)
Basic and diluted net loss per common share	$ (0.50)	$ (1.73)	$ (5.20)	$ (5.60)	$ (11.29)
Basic and diluted weighted average number of common shares outstanding	26,894,005	11,471,564	5,978,281	4,067,107	1,918,843

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Current assets	$ 342,000	$ 691,000	$ 1,269,000	$ 3,752,000	$ 481,000
Total assets	3,173,000	6,523,000	8,599,000	17,517,000	19,173,000
Current liabilities	13,530,000	15,120,000	7,370,000	3,572,000	5,286,000
Long-term debt, net of current portion	40,000	3,000	--	20,000	3,971,000
Stockholders’ (deficit) equity	(10,397,000)	(8,599,000)	1,229,000	13,926,000	8,086,000

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

	For the Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(Unaudited)
Net sales	$ 590,000	$ 632,000	$ 457,000	$ 705,000
Loss before equity in net loss of affiliate	(4,158,000)	(3,510,000)	(2,868,000)	(2,647,000)
Net loss	(4,270,000)	(3,587,000)	(2,818,000)	(2,868,000)
Basic and diluted loss per common share	(0.30)	(0.19)	(0.11)	(0.06)

	For the Quarter Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(Unaudited)
Net sales	$ 299,000	$ 680,000	$ 834,000	$ 1,253,000
Loss before equity in net loss of affiliate and and extraordinary item	(5,131,000)	(5,449,000)	(6,025,000)	(2,836,000)
Net loss	(5,245,000)	(5,538,000)	(6,155,000)	(3,008,000)
Basic and diluted loss per common share	(.40)	(0.40)	(0.40)	(0.40)

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

We had $2,384,000 in revenue and a comprehensive loss of $13,544,000 for the year ended December 31, 2003. Net cash used in operating activities of $9,243,000 for the year ended December 31, 2003, resulted principally from the net loss incurred of $13,543,000, decreased accrued liabilities of $632,000, decreased accounts payable of $319,000 and decreased deferred revenues of $314,000 offset by non-cash interest expense and accretion of discount related to Series D debentures of $1,508,000, non-cash expenses pertaining to the impairment loss on the intangible assets of $1,124,000, increase in accrued payroll of $1,698,000, depreciation and amortization of $389,000, equity in net loss of affiliate of $193,000, loss on fixed asset disposals of $179,000 and changes in current assets of $177,000.  Net cash provided by investing activities of $394,000 for the year ended December 31, 2003, consisted of proceeds from the convertible note receivable of $403,000 and the purchase of equipment of $9,000.  Net cash provided by financing activities of $8,875,000 consisting primarily of the receipt of $9,686,000 in cash related to the sale of shares of Class A common stock and the receipt of $240,000 in cash as an advance on the issuance of the Series I Preferred Stock, partially offset by payments on Series D Debentures of $650,000 and payments on notes payable of $396,000.

We had negative working capital of $13,188,000 at December 31, 2003, compared to negative working capital of $14,429,000 at December 31, 2002.  Current assets decreased by $349,000 to $342,000 from December 31, 2002 to December 31, 2003.  Current liabilities decreased by $1,747,000 to $13,373,000 during the same period.  The change in working capital from December 31, 2002, to December 31, 2003, reflects, in part, the release under the note payable to affiliate, the payment of the debentures and note payable, collection of the convertible note receivable, an overall increase in accrued payroll, accounts payable, accrued liabilities and notes payable due primarily to our inability to raise capital while the registration statement for the third equity line was under review by the Securities and Exchange Commission.  Total assets were $3,173,000 at December 31, 2003, compared to $6,523,000 at December 31, 2002.

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

As of April 30, 2004, we had warrants to purchase a total of 1,011,639 shares of Class A common stock outstanding.

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

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements.  Forward-looking statements are made based upon managements’ good faith expectations and beliefs concerning future developments and their potential effect upon Fonix.  There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on Fonix will be those anticipated by management.  Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance.  This Report on Form 10-K includes important information as to risk factors in the “Notes to Financial Statements” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and in the section titled “Risk Factors.”  Many important factors could cause actual results to differ materially from management’s expectations, including:

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

Notes to Consolidated Financial Statements

F-10

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14-c and 15-d-14-c) as of December 31, 2003 (the “Evaluation Date”), have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to Fonix and its subsidiaries would be made known to them by others within those entities.

(b)

Changes in Internal Controls.  There were no significant changes in our internal controls, or, to our knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF FONIX

The following table sets forth certain information concerning the executive officers and directors of Fonix as of April 30, 2004:

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

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary		Other	Securities Underlying
				Annual Bonus	Options/SARs (6)
Thomas A. Murdock (1)	2001	$315,057		--	17,500/0
Chief Executive Officer & President	2002	$315,096	(2)	--	23,750/0
	2003	$309,400	(2)	--	0/0

Roger D. Dudley (1)	2001	$314,895		--	17,500/0
Executive Vice President & Chief	2002	$315,457	(3)	--	23,750/0
Financial Officer	2003	$309,400	(3)	--	0/0

William A. Maasberg (4)	2001	$226,584		--	11,250/0
Chief Operating Officer	2002	$226,584	(5)	--	12,500/0
	2003	$225,000	(5)	--	0/0

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

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2003 Exercisable/Unexercisable (#)	Value of In-the-Money Options/SARs at December 31, 2003 Exercisable/Unexercisable ($)
Thomas A. Murdock	0	$ 0	103,925/28,750	$0/$0
Roger D. Dudley	0	$ 0	99,167/27,083	$0/$0
William A. Maasberg, Jr.	0	$ 0	28,750/13,750	$0/$0

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of April 30, 2004, the number of shares of Common Stock of Fonix beneficially owned by all persons known to be holders of more than five percent of our Common Stock and by the executive officers and directors of Fonix individually and as a group.  Unless indicated otherwise, the address of the stockholder is our principal executive offices, 9350 South 150 East, Suite 700, Sandy, Utah 84070.

Name and Address of 5% Beneficial Owners, Executive Officers, and Directors	Number of Shares Beneficially Owned	Percent of Class (1)
Thomas A. Murdock Chairman of the Board & Chief Executive Officer	1,710,639(2)	1.93%
Roger D. Dudley Executive Vice President & Chief Financial Officer, Director	892,928(3)	1.01%
William A. Maasberg Chief Operating Officer, Director	37,917(4)	*
All Officers and Directors as a Group (3 persons)	2,641,484	2.95%

*

Less than 1 percent.

(1)

Percentages rounded to nearest 1/100th of one percent.  Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of Common Stock listed for each such person in the table.

(2)

Includes 40,000 shares of Common Stock deposited in a voting trust (the “Voting Trust”) as to which Mr. Murdock is the sole trustee and 1,312,617 shares of Common Stock issuable as of April 30, 2004, into the Voting Trust under a convertible promissory note (the “Convertible Note”) held by Mr. Murdock and Mr. Dudley.  Persons who have deposited their shares of Common Stock into the Voting Trust have dividend and liquidation rights (“Economic Rights”) in proportion to the number of shares of Common Stock they have deposited in the Voting Trust, but have no voting rights with respect to such shares.  All voting rights associated with the shares deposited into the Voting Trust are exercisable solely and exclusively by the Trustee of the Voting Trust.  The Voting Trust expires, unless extended according to its terms, on the earlier of September 30, 2004, or any of the following events: (I) the Trustee terminates it; (ii) the participating shareholders unanimously terminate it; or (iii) we are dissolved or liquidated.  Although as the sole trustee of the Voting Trust Mr. Murdock exercises the voting rights of all of the shares deposited into the Voting Trust, and accordingly has listed all shares in the table above, he has no economic or pecuniary interest in any of the shares deposited into the Voting Trust except for 777,016 shares issuable as of April 30, 2004, under the Convertible Note as to which he will directly own Economic Rights when issued.  Also includes 71 shares owned directly by Mr. Murdock, 703 shares (including shares issuable upon the exercise of options) beneficially owned by members of Mr. Murdock’s immediate family residing in the same household, and 115,833 shares of Common Stock underlying stock options owned by Mr. Murdock and exercisable presently or within 60 days of April 30, 2004.  Does not include 10,417 options which are not exercisable presently or within 60 days of April 30, 2004.

(3)

Includes (I) 777,016 shares of Common Stock issuable as of April 30, 2004, under the Convertible Note which will be deposited into the Voting Trust when issued, (ii) 71 shares owned directly by Mr. Dudley; (iii) 8 shares owned by Mr. Dudley’s minor children; and (iv) 115,833 shares underlying stock options exercisable presently or within 60 days of April 30, 2004.  Does not include 10,417 options which are not exercisable presently or within 60 days of April 30, 2004.

(4)

Consisting of 37,917 options exercisable presently or within 60 days of April 30, 2004.  Does not include 4,583 options which are not exercisable presently or within 60 days of April 30, 2004.

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

Date: May 3, 2004

                                   By:      /s/ Thomas A. Murdock

      Thomas A. Murdock, President and

      Chief Executive Officer

Date: May 3, 2004

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

May 3, 2004

May 3, 2004

Date

Date

   /s/ Roger D. Dudley

Roger D. Dudley, Executive Vice President,

Chief Financial Officer, and Director

May 3, 2004

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operating activities during each of the three years in the period ended December 31, 2003.  As of December 31, 2003, the Company had an accumulated deficit of $207,550,000, and negative working capital of $13,188,000.  The Company has incurred additional liabilities for unpaid compensation payable to current and former employees amounting to approximately $6,964,000, vendor accounts payable amounting to approximately $2,650,000, and current accrued liabilities of approximately $2,639,000.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  HANSEN, BARNETT & MAXWELL

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

February 26, 2004

Fonix Corporation
CONSOLIDATED BALANCE SHEETS

ASSETS	Pro Forma December 31, 2003 - Note 2	December 31, 2003	December 31, 2002
	(Unaudited)
Current assets:
Cash and cash equivalents	$ 3,206,000	$ 50,000	$ 24,000
Subscriptions receivable	245,000	245,000	-
Accounts receivable	1,468,000	4,000	27,000
Convertible note receivable	-	-	403,000
Inventory	3,000	3,000	52,000
Prepaid expenses and other current assets	106,000	40,000	185,000

Total current assets	4,968,000	342,000	691,000

Long-term investments	245,000	-	-

Property and equipment, net of accumulated depreciation of
$1,176,000 (pro forma), $1,176,000 and $1,672,000, respectively	278,000	125,000	625,000

Investment in and note receivable from affiliate, net of
unamortized discount of $0 and $59,000, respectively	-	-	1,259,000

Deposits and other assets	1,065,000	75,000	125,000

Intangible assets, net of accumulated amortization of $0 and $299,000, respectively	19,231,000	-	1,192,000

Goodwill, net of accumulated amortization of $2,296,000	2,631,000	2,631,000	2,631,000

Total assets	$ 28,418,000	$ 3,173,000	$ 6,523,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued payroll and other compensation	$ 7,104,000	$ 6,964,000	$ 5,266,000
Accounts payable	7,359,000	2,650,000	3,084,000
Accrued liabilities - related parties	1,443,000	1,443,000	1,443,000
Accrued liabilities	3,339,000	1,196,000	1,737,000
Deferred revenues	1,350,000	540,000	854,000
Notes payable - related parties	467,000	467,000	493,000
Advance on Series I Preferred Stock	-	240,000	-
Current portion of notes payable other	377,000	30,000	75,000

Note payable to affiliate	-	-	1,000,000
Series D Debentures, net of unamortized discount of $0 and $582,630, respectively	-	-	917,000
Note payable	-	-	250,000

Total current liabilities	21,439,000	13,530,000	15,119,000

Long-term portion of notes payable, net of current portion	5,200,000	40,000	-
Long-term borrowings	-	-	3,000

Total long-term liabilities	5,200,000	40,000	3,000

Total liabilities	26,639,000	13,570,000	15,122,000

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

Fonix Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$ (13,543,000)	$ (19,898,000)	$ (31,061,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense related to the issuance of debentures,
warrants, preferred and common stock	640,000	-	63,000
Non-cash compensation expense related to issuance and
extension of stock options	-	-	16,000
Accretion of discount on note receivable from affiliate	(21,000)	(19,000)	(19,000)
Accretion of discount on notes payable	868,000	513,000	164,000
Amortization of deferred loan costs	-	35,000	-
Loss on disposal of property and equipment	-	13,000	69,000
Amortization of investment in affiliate	167,000	167,000	-
Losses on asset disposals	179,000	-	-
Impairment losses	1,126,000	1,114,000	8,712,000
Depreciation and amortization	389,000	502,000	2,850,000
Equity in net loss of affiliate	193,000	289,000	373,000
Gain on sale of affiliate	(53,000)	-	-
Foreign exchange gain	(5,000)	29,000	3,000
Changes in assets and liabilities:
Accounts receivable	23,000	5,000	118,000
Inventory	49,000	(15,000)	(37,000)
Prepaid expenses and other current assets	105,000	(81,000)	(90,000)
Accrued interest on funds held in escrow	-	-	151,000
Other assets	50,000	(2,000)	(18,000)
Accounts payable	(320,000)	1,998,000	430,000
Accrued payroll and other compensation	1,698,000	5,266,000	-
Other accrued liabilities	(474,000)	749,000	294,000
Deferred revenues	(314,000)	(196,000)	373,000

Net cash used in operating activities	(9,243,000)	(9,531,000)	(17,609,000)

Cash flows from investing activities:
Repayment of notes receivable	403,000	-	-
Issuance of notes receivable	-	(880,000)	(630,000)
Purchase of property and equipment	(9,000)	(83,000)	(586,000)
Issuance of note receivable from affiliate	-	-	(303,000)
Investment in affiliate	-	-	(200,000)
Purchase of assets from Force Computers, Inc.	-	-	(220,000)
Proceeds from sale of HealthCare Solutions Group	-	-	2,000,000

Net cash provided by (used in) investing activities	394,000	(963,000)	61,000

Cash flows from financing activities:
Proceeds from issuance of Class A common stock, net	9,686,000	9,935,000	17,419,000
Proceeds from issuance of notes payable	-	1,962,000	-
Principal payments on notes payable	(1,051,000)	(1,030,000)	-
Payments on note payable to affiliate	-	(550,000)	(1,050,000)
Advance on Series I Preferred stock	240,000	-	-
Principal payments on capital lease obligation	-	-	(44,000)
Proceeds from exercise of stock options and warrants	-	-	10,000

Net cash provided by financing activities	8,875,000	10,317,000	16,335,000

Net (decrease) increase in cash and cash equivalents	26,000	(177,000)	(1,213,000)

Cash and cash equivalents at beginning of period	24,000	201,000	1,414,000

Cash and cash equivalents at end of period	$ 50,000	$ 24,000	$ 201,000

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

–

4,000

3,000

Supplemental Schedule of Non-cash Investing and Financing Activities

For the Year Ended December 31, 2003:

Issued 7,359,080 shares of Class A common stock in conversion of $850,000 of Series D Debentures principal and $41,000 of related accrued interest.

Converted $113,768 of accounts payable into a note payable

Issued 639,732 of Class A common stock for $245,000 subscription receivable

For the Year Ended December 31, 2002

Warrants for 20,625 shares of Class A common stock, valued at $1,472,400 expired

Amortization of deferred consulting expense in the amount of $18,000

For the Year Ended December 31, 2001

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

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Deferred revenue as of December 31, 2003, consisted of the following:

Description	Criteria for Recognition	Amount
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 535,000
Deferred customer	Expiration of period covered by support agreement	5,000
Total Deferred revenue		$ 540,000

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

Current Assets	$ 2,390,000
Investments	245,000
Property and equipment	153,000
Deposits and other assets	990,000
Intangible assets	19,231,000
Total assets acquired	23,009,000
Current liabilities	(8,923,000)
Long-term portion of notes payable	(536,000)
Total liabilities assumed	(9,459,000)
Net Assets Acquired	$13,550,000

Of the $19,231,000 of acquired intangible assets, $1,154,000 was assigned to LecStar's brand name, which has an indefinite life and therefore is not subject to amortization, $15,000,000 was assigned to the local telephone exchange customer base, with a 2.9-year weighted-average useful life, and $3,077,000 was assigned to established marketing contracts and agreements with utility companies, with a 1.8-year estimated useful life. Total intangible assets subject to amortization have a weighted-average useful life of approximately 2.7 years.

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

In March 2004, the Company discovered that, during 2003, an aggregate of 2,277,778 shares of Class A common stock (the “Unauthorized  Shares”) were inadvertently transferred to the Debenture holder as a result of (i) the issuance to the Debenture holder of a separate certificate for the Released Shares rather than issuing the Released Shares from the Collateral Shares, (ii) the unauthorized release from escrow of the original certificate representing the Collateral Shares, and (iii) the transfer to the Debenture holder of a duplicate certificate for 194,445 shares where the original certificate was not returned to the transfer agent for cancellation.  The Unauthorized Shares were, therefore, in excess of the shares the Debenture holder was entitled to receive. No consideration was paid to or received by the Company for the Unauthorized Shares during 2003; therefore, the Company did not recognize the Unauthorized Shares as being validly issued during 2003. Accordingly, the Company did not deem the Unauthorized Shares to be validly outstanding at December 31, 2003, and the transfer of the Unauthorized Shares to the Debenture holder was not recognized in the accompanying consolidated financial statements during 2003.

Unaudited Subsequent Event – Upon discovering in March 2004 that the Unauthorized Shares had been transferred to the Debenture holder, the Company began an investigation of the transactions. The Company discovered that the Unauthorized Shares had all been resold by the Debenture holder, and concluded that the release from escrow of the Collateral Shares and the double issuance of the remaining Unauthorized Shares were inadvertent.  The Company attempted to settle the matter with the Debenture holder but was unable to reach a settlement.  Accordingly, on May 3, 2004, the Company filed a lawsuit against the Debenture holder, alleging the inadvertent transfer to and improper sale of shares of the Company’s common stock by the Debenture holder.  The complaint seeks (i) a declaratory judgment that the Company may set off the fair value of the Unauthorized Shares against the value the Company owes to the Debenture holder in connection with the Series I Preferred Stock transaction, (ii) judgment against the Debenture holder for the fair value of the shares, and (iii) punitive damages from the Debenture holder for improper conversion of the shares.

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

A summary of options granted under the Company’s various stock option plans for the years ended December 31, 2003, 2002 and 2001 is presented below:

	2003		2002		2001
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of the year	634,652	$ 65.60	601,970	$73.60	496,442	$ 118.80
Granted	261,125	0.22	157,225	3.20	203,374	8.80
Exercised	-	-	-	-	(875)	15.60
Forfeited or canceled	(86,876)	37.27	(124,543)	27.20	(96,971)	169.20
Outstanding at end of the year	808,901	47.41	634,652	65.60	601,970	73.60
Exercisable at the end of the year	461,850	$ 81.73	443,183	$ 90.80	424,548	$ 100.00

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A summary of options outstanding and options exercisable under the Company’s various stock option plans at December 31, 2003 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.21 – 2.00	283,625	9.3 years	$ 0.36	20,833	$ 2.00
3.60 - 4.00	86,129	8.1 years	3.62	30,684	3.65
5.60 - 8.40	95,646	7.9 years	5.89	73,959	5.96
11.20 - 43.60	157,006	6.3 years	27.58	149,879	27.46
47.20 - 340.00	186,495	3.7 years	177.16	186,495	177.16
$ 0.21 - 340.00	808,901	7.1 years	47.41	461,850	81.73

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

The temporary differences and carryforwards which give rise to the deferred income tax assets as of December 31, 2003 and 2002 are as follows:

Deferred income tax assets:	2003	2002
Net operating loss carryforwards:
Federal	$38,528,000	$ 33,522,000
State	3,452,000	2,966,000
Research expenditures credits	2,414,000	2,390,000
Impairment of convertible note receivable	–	416,000
Accrued liabilities	834,000	816,000
Deferred revenues	201,000	288,000
Amortization of intangible assets	4,016,000	4,098,000
Total deferred income tax assets valuation allowance	49,445,000	44,496,000
Valuation allowance	(49,445,000)	(44,496,000)
Net deferred income tax assets	$ –	$ –

A reconciliation of income taxes at the federal statutory rate to the Company’s effective rate is as follows:

	Year Ended December 31,
	2003	2002	2001
Federal statutory income tax rate	34.0%	34.0%	34.0%
State and local income tax rate, net of federal benefit	3.3	3.3	3.3
Non-deductible items	(0.5)	(2.5)	(14.0)
Valuation allowance	(37.2)	(34.8)	(22.3)
Effective income tax rate	0.0%	0.0%	0.3%

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

22.  SUBSEQUENT EVENTS

Subsequent to December 31, 2003 and through April 30, 2004 the Company received $8,050,000 in funds drawn under the Fifth Equity Line, less commissions and fees of $262,000, and issued 22,349,293 additional shares of Class A common stock to the Equity Line Investor.

Subsequent to December 31, 2003, the Company issued 3,250 shares of Series I 8% Convertible Preferred Stock, as more fully described in Note 11.  On February 24, 2004, the Company purchased all of the capital stock of LTEL Holdings Corporations, as more fully described in Note 2.