Form 10-Q
period 2004-03-31
FONIX CORP
filed 2004-05-07
CIK 855585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004, or

[   ]

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 0-23862

Fonix Corporation

(Exact name of registrant as specified in its charter)

Delaware

22-2994719

(State or other jurisdiction of incorporation or organization)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).  Yes [ ] No [X].

As of May 6, 2004, there were issued and outstanding 87,594,231 shares of our Class A common stock.

FONIX CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page

Item 1.

Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – As of March 31, 2004 and December 31, 2003

3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the

   Three Months Ended March 31, 2004 (Pro Forma and Historical) and 2003 (Historical)

4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended

    March 31, 2004 and 2003

5

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

21

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

33

Item 4.

Evaluation of Disclosure Controls and Procedures

33

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

34

Item 2.

Changes in Securities and Use of Proceeds

34

Item 6.

Exhibits and Reports on Form 8-K

34

#

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003

ASSETS

Current assets
Cash and cash equivalents	$ 2,931,000	$ 50,000
Deposit in escrow	113,000	-
Subscriptions receivable	1,314,000	245,000
Accounts receivable	2,132,000	4,000
Inventory	-	3,000
Prepaid expenses and other current assets	366,000	40,000

Total current assets	6,856,000	342,000

Long-term investments	245,000	-

Property and equipment, net of accumulated depreciation of $1,220,000 and $1,176,000, respectively	263,000	125,000

Other assets	1,058,000	75,000

Intangible assets, net of accumulated amortization of $593,000 and $0, respectively	18,638,000	-

Goodwill, net of accumulated amortization of $2,296,000	2,631,000	2,631,000

Total assets	$ 29,691,000	$ 3,173,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accrued payroll and other compensation	$ 4,723,000	$ 6,964,000
Accounts payable	5,365,000	2,650,000
Accrued liabilities - related parties	1,443,000	1,443,000
Accrued liabilities	4,610,000	1,189,000
Deferred revenues	1,092,000	540,000
Notes payable - related parties	467,000	467,000
Advance on Series I Preferred Stock	-	240,000
Current portion of notes payable other	326,000	30,000
Deposits and other	194,000	7,000

Total current liabilities	18,220,000	13,530,000

Long-term notes payable, net of current portion	5,226,000	40,000

Total liabilities	23,446,000	13,570,000

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,012)	500,000	500,000
Series H, nonconvertible; 2,000 shares outstanding (aggregate liquidation preference of $20,000,000)	4,000,000	-
Series I, convertible; 3,250 shares outstanding (aggregate liquidation preference of $3,250,000)	3,250,000	-
Common stock, $0.0001 par value; 800,000,000 shares authorized;
Class A voting, 85,440,231 and 12,306,333 shares outstanding, respectively	9,000	5,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	209,752,000	195,284,000
Outstanding warrants to purchase Class A common stock	1,595,000	1,334,000
Cumulative foreign currency translation adjustment	17,000	30,000
Accumulated deficit	(212,878,000)	(207,550,000)

Total stockholders' equity (deficit)	6,245,000	(10,397,000)

Total liabilities and stockholders' equity (deficit)	$ 29,691,000	$ 3,173,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	2004
	Pro Forma -
Three Months Ended March 31,	Note 1	2004	2003

Revenues	$ 5,029,000	$ 1,925,000	$ 590,000
Cost of revenues	2,313,000	792,000	80,000

Gross profit	2,716,000	1,133,000	510,000

Expenses:
Selling, general and administrative	5,908,000	2,924,000	2,251,000
Product development and research	799,000	799,000	1,675,000

Total expenses	6,707,000	3,723,000	3,926,000

Other income (expense):
Interest income	5,000	5,000	-
Gain on forgiveness of liabilities	481,000	481,000	-
Interest expense	(337,000)	(238,000)	(742,000)
Equity in net loss of affiliate	-	-	(112,000)

Other income (expense), net	149,000	248,000	(854,000)

Net loss	(3,842,000)	(2,342,000)	(4,270,000)

Other comprehensive income - foreign currency translation	(13,000)	(13,000)	18,000

Comprehensive loss	$ (3,855,000)	$ (2,355,000)	$ (4,252,000)

Basic and diluted net loss per common share	$ (0.10)	$ (0.08)	$ (0.30)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities
Net loss	$ (2,342,000)	$ (4,270,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on notes payable	66,000	618,000
Amortization of deferred loan costs	-	38,000
Loss on disposal of property and equipment	-	1,000
Gain on forgiveness of liabilities	(481,000)	(26,000)
Amortization of intangibles	593,000	42,000
Depreciation and amortization	33,000	134,000
Equity in net loss of affiliate	-	70,000
Foreign exchange gain	(13,000)	15,000
Changes in assets and liabilities:
Accounts receivable	150,000	(1,000)
Inventory	3,000	1,000
Prepaid expenses and other current assets	(261,000)	68,000
Other assets	7,000	4,000
Accounts payable	(1,233,000)	368,000
Accrued payroll and other compensation	(2,241,000)	982,000
Other accrued liabilities	308,000	(124,000)
Deferred revenues	(67,000)	(5,000)

Net cash used in operating activities	(5,478,000)	(2,085,000)

Cash flows from investing activities
Cash received in connection with LTEL acquisition	47,000	-
Collection of principal on notes receivable	-	403,000
Payment of deposit into escrow	(113,000)	-
Purchase of property and equipment	(18,000)	(2,000)

Net cash provided by investing activities	(84,000)	401,000

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	5,624,000	2,440,000
Proceeds from Issuance of Series I Preferred	3,010,000	-
Payment of dividend on Series H Preferred	(100,000)	-
Principal payments on notes payable	(91,000)	(116,000)
Proceeds from long-term debt	-	6,000
Principal payments on Series D debentures	-	(650,000)

Net cash provided by financing activities	8,443,000	1,680,000

Net increase (decrease) in cash and cash equivalents	2,881,000	(4,000)

Cash and cash equivalents at beginning of period	50,000	24,000

Cash and cash equivalents at end of period	$ 2,931,000	$ 20,000

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$ 177,000	$ 19,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Three Months Ended March 31, 2004:

Issued 3,730,196 shares of Class A common stock for $1,314,000 in subscriptions receivable.

Issued 1,463,753 shares of Class A common stock in full satisfaction of $292,000 of liabilities.

Acquired $23,009,000 of assets and assumed $9,459,000 liabilities of LTEL Holdings Corporation by the issuance of 7,036,801 shares of Class A common stock valued at $4,926,000, the issuance of 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock valued at $4,000,000 and the issuance of a 5% $10,000,000 promissory note valued at $4,624,000.

For the Three Months Ended March 31, 2003:

Issued 627,087 shares of Class A common stock in conversion of $242,933 of Series D Debentures principal and $20,067 of related accrued interest.

Issued 237,584 shares of Class A common stock valued at $285,100 as consideration for deferment of Series D Debentures; issuance of shares represented an increase to the discount amortized over the revised term of the Series D Debentures.

Converted $113,768 of accounts payable into a note payable.

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Fonix Corporation and subsidiaries (collectively, the “Company” or “Fonix”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented.  The Company’s business strategy is not without risk, and readers of these condensed consolidated financial statements should carefully consider the risks set forth under the heading “Certain Significant Risk Factors” in the Company’s 2003 Annual Report on Form 10-K together with any amendments thereto.

Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2003 Annual Report on Form 10-K together with any amendments thereto.

Nature of Operations – The Company and its subsidiaries are engaged in developing, acquiring and marketing proprietary speech-enabling technologies and in operating LecStar, a regional provider of telecommunications services in the Southeastern United States.  The Company’s speech-enabling technologies include automated speech recognition and text-to-speech.  The Company offers its speech-enabling technologies to markets for embedded automotive and wireless and mobile devices, computer telephony and server solutions and personal software for consumer applications.  The Company seeks to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips. Revenues are generated through licensing of speech-enabling technologies, maintenance contracts and services.

LecStar’s telecommunications services include wireline voice, data, and long distance and Internet services to business and residential customers. LecStar Telecom, Inc. is certified by the Federal Communications Commission and nine states–Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee–as a competitive local exchange carrier to provide regulated local, long distance and international telecommunications services.

Pro Forma Financial Information - On February 24, 2004, Fonix acquired all of the capital stock of LTEL Holdings Corporation ("LTEL") and its wholly-owned subsidiaries, LecStar Telecom, Inc. and LecStar DataNet, Inc., as discussed in Note 2. The unaudited pro forma condensed consolidated statement of operations for the three months ended March 31, 2004 has been prepared to present the effects of the acquisition of LTEL as though it had occurred on January 1, 2004. The unaudited pro forma financial information is illustrative of the effects of the acquisition and does not necessarily reflect the results of operations that would have resulted had the acquisition occurred at that date. In addition, the pro forma financial information is not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any other period.

Business Condition - For the three months ended March 31, 2004 and 2003, the Company generated revenues of $1,925,000 and $590,000, respectively, incurred net losses of $2,342,000 and $4,270,000, respectively, and had negative cash flows from operating activities of $5,478,000 and $2,085,000, respectively.  As of March 31, 2004, the Company had an accumulated deficit of $212,878,000, negative working capital of $11,364,000, accrued employee wages of $4,723,000, accrued liabilities of $6,053,000, and accounts payable of $5,365,000.  The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2004, primarily due to significant expenditure requirements associated with marketing and developing its speech-enabling technologies and developing its telecommunications services business.

The Company’s cash resources, limited to collections from customers draws on the fifth equity line, proceeds from the issuance of Series I Preferred stock and loan proceeds, are only sufficient to cover current operating expenses and payments of current liabilities. The Company has entered into certain term payment plans with current and former employees and vendors.  As a result of cash flow deficiencies, payments to former employees and vendors not on a payment plan have been delayed.  The Company significantly reduced its workforce during 2002 and 2003.  At March 31, 2004, unpaid compensation payable to current and former employees amounted to approximately $4,723,000 and vendor accounts payable amounted to approximately $5,365,000.  The Company has not been declared in default under the terms of any material agreements.

These factors, as well as the risk factors set out elsewhere in the Company’s Annual Report on Form 10-K, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During the first quarter of 2004, Fonix acquired LecStar.  Management plans that LecStar will provide the Company with an additional revenue stream that will increase funds available for working capital.  Management also intends to utilize LecStar’s customer base as a marketing channel for the Company’s speech-enabling technologies.

During 2003, the Company agreed to issue to Breckenridge 3,250 shares of 8% Series I convertible preferred stock for an aggregate purchase price of $3,250,000, net of the private placement funds which the Company had already received (see Note 7 to Condensed Consolidated Financial Statements).  The Company intends to use the net proceeds from the Series I preferred shares for working capital and for repayment of certain of the Company’s deeply discounted liabilities. .  Management plans to fund further operations of the Company through proceeds from additional issuance of debt and equity securities, from cash flows from future license and royalty arrangements and from LecStar’s telecommunication operations.  There can be no assurance that management’s plans will be successful.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  As of March 31, 2004 and 2003, there were outstanding common stock equivalents to purchase 17,293,911 and 3,653,378  shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months ended March 31, 2004 and 2003:

	2004		2003
	Amount	Per Share Amount	Amount	Per Share Amount
Net loss	$ (2,342,000)		$ (4,270,000)
Preferred stock dividends	(2,986,000)		-
Net loss attributable to common Stockholders	$ (5,328,000)	$ (0.08)	$ (4,270,000)	$ (0.30)
Weighted-average common shares outstanding	66,167,869		14,457,162

Imputed Interest Expense and Income- Interest is imputed on long-term debt obligations where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics.

Comprehensive Loss - Other comprehensive loss presented in the accompanying condensed consolidated financial statements consists of cumulative foreign currency translation adjustments.

Intangible Assets – Intangible assets are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives.  Intangible assets are assessed for impairment on a quarterly basis and impairment is recognized if the carrying amount is not recoverable or exceeds its fair value.

Revenue Recognition - The Company recognizes revenues from its speech-enabling business in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition” and related interpretations.  The Company generates revenues from licensing the rights to its software products to end-users and from royalties. It also generates service revenues from the sale of consulting and development services.

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

Revenues applicable to multiple-element fee arrangements are bifurcated among the elements such as license agreements and support and upgrade obligations using vendor-specific, objective evidence of fair value.  Such evidence consists primarily of pricing of multiple elements as if sold as separate products or arrangements.  These elements vary based upon factors such as the type of license, volume of units licensed, and other related factors.

Revenues from telecommunication services are derived principally from monthly service fees to customers for usage of their telecommunications services.  The service fees are charged to customers at a fixed rate per month. Service fees are billed one month in advance but recognized when earned, in the period in which the service is provided.

Deferred revenue as of March 31, 2004 and December 31, 2003, consisted of the following:

Description	Criteria for Recognition	March 31, 2004	December 31, 2003
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 432,000	$ 535,000
Telecom services	Service provided for customer	597,000	--
Deferred customer support agreements	Expiration of period covered by support agreement	63,000	5,000
Total Deferred revenue		$ 1,092,000	$ 540,000

Cost of revenues from license, royalties, and maintenance consists of costs to distribute the product, installation and support personnel compensation, amortization and impairment of capitalized speech software costs, licensed technology, and other related costs.  Cost of service revenues consists of personnel compensation and other related costs.

Software Technology Development and Production Costs - All costs incurred to establish the technological feasibility of speech software technology to be sold, leased, or otherwise marketed are charged to product development and research expense.  Technological feasibility is established when a product design and a working model of the software product have been completed and confirmed by testing.  Costs to produce or purchase software technology incurred subsequent to establishing technological feasibility are capitalized.  Capitalization of software costs ceases when the product is available for general release to customers.  Costs to perform consulting or development services are charged to cost of revenues in the period in which the corresponding revenues are recognized.  The cost of maintenance and customer support is charged to expense when related revenue is recognized or when these costs are incurred, whichever occurs first.

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

The Company assesses unamortized capitalized software costs for possible write down on a quarterly basis based on net realizable value of each related product.  Net realizable value was determined based on the estimated future gross revenues from a product reduced by the estimated future cost of completing and disposing of the product, including the cost of performing maintenance and customer support.  The amount by which the unamortized capitalized costs of a software product exceeded the net realizable value of that asset is written off.

Stock-based Compensation Plans - The Company accounts for its stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete.

At March 31, 2004, the Company had stock-based employee compensation plans.  The Company accounts for the plans under the recognition method and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations.  Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock, and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company’s common stock, and is recognized on the date of award or purchase.  The effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation is as follows:

	Three Months Ended
	March 31,
	2004	2003

Net loss, as reported	$(2,342,000)	$(4,270,000)
Add back: Total stock-based employee compensation	–	–
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(49,000)	(102,000)
Pro forma net loss	$(2,391,000)	$(4,372,000)
Basic and diluted net loss per common share:
As reported	$(0.08)	$(0.30)
Pro forma	(0.08)	(0.30)

2.  ACQUISITIONS

LecStar Acquisition - On February 24, 2004, Fonix acquired all of the capital stock of LTEL Holdings Corporation ("LTEL") and its wholly owned subsidiaries, LecStar Telecom, Inc. and LecStar DataNet, Inc. (collectively "LecStar").  The results of LecStar's operations are included in the consolidated financial statements from February 24, 2004.  LecStar is a regional provider of communications services, including wireline voice, data, long distance and Internet services, to business and residential customers in the Southeastern United States. LecStar Telecom, Inc., is certified by the Federal Communications Commission and nine states-Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee-as a competitive local exchange carrier (“CLEC”) to provide regulated local, long distance and international telecommunications services.

Fonix acquired LecStar to provide Fonix with a recurring revenue stream, a growing customer base, new marketing channels for Fonix speech products, and to reduce the cost of capital.  LecStar has continued to grow its business throughout the recent downturn in the telecommunications industry.  Fonix purchased LecStar because of its growing customer base, its philosophy of service to customers, its products, and the significant experience of its management team in the telecommunications industry.

In accordance with SFAS No. 141, "Business Combinations," the aggregate purchase price was $13,550,000 and consisted of the issuance of 7,036,801 shares of Class A common stock valued at $4,926,000 or $0.70 per share, 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock (the “Series H Preferred Stock”) with a stated value of $10,000 per share valued at $4,000,000, and a 5% $10,000,000 secured, six-year promissory note valued at $4,624,000.  The value of the shares of Class A common stock was determined based on the average market price of the Fonix common stock over the three-day period before and after the terms of the acquisition were agreed to and announced.  The values of the Series H preferred stock and the promissory note were determined based on the estimated risk-adjusted cost of capital to Fonix at the date of the acquisition.  The fair value of the Series H preferred stock was based on an imputed yield rate of 25 percent per annum and the discount on the promissory note of $5,376,000 was based on an imputed interest rate of 25 percent per annum.

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

Current Assets	$2,390,000
Investments	245,000
Property and equipment	153,000
Deposits and other assets	990,000
Intangible assets	19,231,000
Total assets acquired	23,009,000
Current liabilities	(8,923,000)
Long-term portion of notes payable	(536,000)
Total liabilities assumed	(9,459,000)
Net Assets Acquired	$13,550,000

Of the $19,231,000 of acquired intangible assets, $1,154,000 was assigned to LecStar's brand name, which has an indefinite life and therefore is not subject to amortization; $15,000,000 was assigned to the local telephone exchange customer base, with a 2.9-year weighted-average useful life; and $3,077,000 was assigned to established marketing contracts and agreements with utility companies, with a 1.8-year estimated useful life.  Total intangible assets subject to amortization have a weighted-average useful life of approximately 2.7 years.

The following pro forma information is presented to reflect the operations of the Company and LTEL on a combined basis as if the acquisition of LTEL had been completed as of the beginning of the three-month periods ended March 31, 2004 and 2003, respectively:

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended
March 31,
	2004	2003

Revenues	$ 5,029,000	$ 4,095,000
Net loss	$ (3,842,000)	$ (6,599,000)
Basic and diluted net loss per common share	$ (0.10)	$ (0.32)

Dividends on the Series H preferred stock and interest on the promissory note are payable in cash or, at the option of Fonix, in shares of Class A common stock.  Fonix has agreed to register the Class A common stock issued in the acquisition of LTEL and 4,000,000 additional shares of Class A common stock issuable as payment of interest on the promissory note and as dividends on the Series H preferred stock by June 23,2004.  The promissory note is secured by the assets and capital stock of LTEL and LecStar.

On December 22, 2003, an unaffiliated third party filed a motion in Georgia state trial court seeking a temporary restraining order or other injunction that, if granted, would have attached the capital stock of LecStar, limited the use and expenditure of LecStar's cash to ordinary course operations, enjoined the transfer of cash or other assets of LecStar outside the ordinary course of business, enjoined deposits of LecStar operations outside the ordinary course, made certain officers of LecStar personally subject to the order, and appointed a third party to oversee the implementation of the order.  The plaintiff in that matter asserts that he has a legal judgment in the amount of $1,015,000 and accrued interest thereon against an entity that he claims to be a predecessor of LTEL as to the LecStar stock and business, and that a transfer of such stock and business in December 2002 was in violation of the Georgia fraudulent transfer statute.  The Georgia state trial court denied the motion for a temporary restraining order or other injunctive relief.  The underlying legal action is still pending, however, and to the extent properly joined in such matter, LTEL and LecStar intend to vigorously defend against the claims asserted in that matter.

The principal Series H preferred stockholder has placed 800 shares of Series H preferred stock in escrow for a period of 24 months from the date of acquisition as a fund of recovery for the indemnification obligations set forth in the acquisition agreement of the selling stockholders, generally, and such principal Series H preferred stock holder, specifically.

3.  GOODWILL AND INTANGIBLE ASSETS

Goodwill - Goodwill relates solely to our speech-enabling business segment.  The carrying value of goodwill is assessed for impairment quarterly. That assessment resulted in no impairment and the carrying value of goodwill remained unchanged at $2,631,000 during the three months ended March 31, 2004.

Intangible Assets - The components of other intangible assets were as follows:

	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount
Customer base – business	$ 8,460,000	$ (214,000)	$ 8,246,000	$ --
Customer base – residential	6,540,000	(237,000)	6,303,000	--
Contracts and agreements	3,077,000	(142,000)	2,935,000	--
Total Amortizing Intangible Assets	18,077,000	(593,000)	17,484,000	--

Indefinite-lived Intangible Assets:
Brand name	1,154,000	--	1,154,000	--

Total Intangible Assets	$ 19,231,000		$ 18,638,000	$ --

Customer base amortization was $451,000 during the three months ended March 31, 2004 and amortization related to contracts and agreements was $142,000 for the same period.  All amortization expense is charged to selling, general and administrative expense.  Estimated aggregate amortization expense for the year ending December 31, 2004 and each of the succeeding three years is as follows:

2004

$

5,931,000

2005

7,060,000

2006

3,891,000

2007

1,196,000

4.  NOTES PAYABLE

During the first quarter of 2003, the Company entered into a promissory note with an unrelated third party converting accounts payable for outstanding lease payments of $114,000 to a note payable.  This note accrued interest at 10% annually and was paid in full during the quarter ended March 31, 2004.

In connection with the acquisition of the capital stock of LecStar, the Company issued a 5% $10,000,000 secured, six-year note payable to McCormack Avenue, Ltd.  Under the terms of the note payable, quarterly interest only payments are required through January 15, 2005, with quarterly principal and interest payments beginning April 2005 through the final payment due January 2010.  The Company made the first interest only payment of $50,000 when it was due at March 31, 2004. The discount on the note is based on an imputed interest rate of 25%. The carrying amount of the note is net of unamortized discount of $5,310,000 at March 31, 2004.

On February 28, 2003, LecStar established an asset securitization facility which provided LecStar with $750,000. Assets securitized under this facility consist of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana. LecStar has pledged both its interest in the securitization facility, LecStar Telecom Ventures LLC, and customer accounts receivable to the lender.

The Company has recorded the $750,000 as a note payable in its consolidated financial statements. The note bears an interest rate of 6.5% and is due on February 27, 2007 with 24 equal monthly installments beginning on March 6, 2005. LecStar currently makes monthly interest only payments on the note.

LecStar has outstanding unsecured demand notes to officers, directors and investors bearing an interest rate of 12%. At March 31, 2004, the outstanding balance due under the demand notes was $113,000.

5.  RELATED-PARTY NOTES PAYABLE

In connection with the acquisition of certain entities in 1998, the Company issued unsecured demand notes payable to former stockholders of the acquired entities in the aggregate amount of $1,710,000.  Of the notes payable, $78,000 remain unpaid as of March 31, 2004.  During 2000, the holders of these notes made demand for payment and the Company commenced negotiating with the holders of these notes to reduce the outstanding balance.  No additional demands have been made and no payments have been made by the Company to the holders of these notes.

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

In October 2002, the Lenders pledged 30,866 shares of the Company's Class A common stock to the Equity Line Investor in connection with an advance of $183,000 to the Company under the Third Equity Line.  The Equity Line Investor subsequently sold the pledged shares and applied $82,000 of the proceeds as a reduction of the advance.  The value of the pledged shares of $82,000 was treated as an additional advance from the Lenders.

During the fourth quarter of 2003, the Company made a principal payment of $26,000 against the outstanding balance of the promissory note.  The remaining balance due at March 31, 2004 was $389,000.

The aggregate advances of $389,000 are secured by the Company’s intellectual property rights.  As of March 31, 2004, the Lenders had not converted any of the outstanding balance nor interest into common stock.

6.  SERIES D CONVERTIBLE DEBENTURES

On October 11, 2002, the Company issued $1,500,000 of Series D 12% Convertible Debentures (the “Debentures”), due April 9, 2003, and 194,444 shares of Class A common stock to The Breckenridge Fund, LLC (“Breckenridge”), an unaffiliated third party, for $1,500,000 before offering costs of $118,000.  The outstanding principal amount of the Debentures was convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price equal to the average of the two lowest closing bid prices of the Company’s Class A common stock for the twenty trading days immediately preceding the conversion date, multiplied by 90%.

The Company determined that Breckenridge had received a beneficial conversion option on the date the Debentures were issued.  The net proceeds of $1,382,000 were allocated to the Debentures and to the Class A common stock based upon their relative fair values and resulted in allocating $524,000 to the Debentures, $571,000 to the related beneficial conversion option, $373,000 to the 194,444 shares of Class A common stock, less $86,000 of deferred loan costs.  The resulting $976,000 discount on the Debentures and the deferred loan costs were amortized over the term of the Debentures as interest expense.

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

In March 2004, the Company discovered that, during 2003, an aggregate of 2,277,778 shares of Class A common stock (the “Unauthorized  Shares”) were inadvertently transferred to the Debenture holder as a result of (i) the unauthorized release from escrow of the original certificate representing the Collateral Shares, and (ii) the transfer to the Debenture holder of a duplicate certificate for 194,445 shares where the original certificate was not returned to the transfer agent for cancellation.  The Unauthorized Shares were, therefore, in excess of the shares the Debenture holder was entitled to receive.  No consideration was paid to or received by the Company for the Unauthorized Shares during 2003; therefore, the Company did not recognize the Unauthorized Shares as being validly issued during 2003 nor subsequently.  Accordingly, the Company does not deem the Unauthorized Shares to be validly outstanding and the transfer of the Unauthorized Shares to the Debenture holder has not been recognized in the accompanying consolidated financial statements.

Upon discovering in March 2004 that the Unauthorized Shares had been transferred to the Debenture holder, the Company began an investigation of the transactions.  The Company discovered that the Unauthorized Shares had all been resold by the Debenture holder, and concluded that the release from escrow of the Collateral Shares and the double issuance of the remaining Unauthorized Shares were inadvertent.  The Company attempted to settle the matter with the Debenture holder but was unable to reach a settlement.  Accordingly, on May 3, 2004, the Company filed a lawsuit against the Debenture holder, alleging the inadvertent transfer to and improper sale of shares of the Company’s common stock by the Debenture holder.  The complaint seeks (i) a declaratory judgment that the Company may set off the fair value of the Unauthorized Shares against the value the Company owes to the Debenture holder in connection with the Series I Preferred Stock transaction (See Note 7), (ii) judgment against the Debenture holder for the fair value of the shares, and (iii) punitive damages from the Debenture holder for improper conversion of the shares.

7.  PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock - At March 31, 2004, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

Series H Preferred Stock - As further described in Note 2, the Company issued 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock with a stated value of $10,000 per share on February 24, 2004.  Dividends on the stated value of the outstanding Series H preferred stock are payable at the rate of 5% per annum as and when declared by the Board of Directors.  The annual dividend requirement is $1,000,000.  If dividends are declared on Fonix's common stock, as a condition of that dividend, Fonix is required to pay three percent of the aggregate amount of such dividend to the Series H preferred shareholders.  Dividends on the Series H preferred stock are payable in cash or, at the option of Fonix, in shares of Class A common stock. As of March 31, 2004, the Company paid a dividend of $100,000 on its Series H preferred stock.

In the event of a voluntary or involuntary liquidation, dissolution or winding up of Fonix, the funds available for distribution, after payment to creditors and then to the holders of Fonix's Series A preferred stock of their liquidation payment, but before any liquidation payments to holders of junior preferred stock or common stock, would be payable to the holders of the Series H preferred stock (and any other subsequently created class of preferred stock having equal liquidation rights with the Series H preferred stock) in an amount equal to the stated value of the then outstanding Series H preferred stock plus any unpaid accumulated dividends thereon.  The closing of any transaction or series of transactions involving the sale of all or substantially all of the assets of Fonix, LTEL or a merger, reorganization or other transaction in which holders of a majority of the outstanding voting control of Fonix do not continue to own a majority of the outstanding voting shares of the surviving corporation would be deemed to be a liquidation entitling the holders of the Series H preferred stock, at their option, to the payments described above.

Fonix has the option, but not the obligation, exercisable at any time, to redeem all or any portion of the outstanding Series H preferred stock.  The redemption price is equal to any unpaid accumulated dividends on the redeemed shares plus a percentage of the $10,000 per share stated value of the redeemed shares, based on the date the redemption occurs in relation to the original issuance date as follows: before the second anniversary - 102%; thereafter but before the third anniversary - 104%; thereafter but before the fourth anniversary - 106% and thereafter - 108%.  If shares of Series H preferred stock are redeemed, additional Series H preferred dividends will be recognized on the date of redemption in an amount equal to the difference between the amount paid to redeem the shares and their original fair value at the date of issuance of $2,000 per share.

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

Series I Convertible Preferred Stock - On October 24, 2003, the Company entered into a private placement of shares of its Class A common stock with The Breckenridge Fund, LLC, a New York limited liability company ("Breckenridge").  Under the terms of the private placement, Breckenridge agreed to sell 1,043,478 shares of our Class A common stock for $240,000 (the "Private Placement Funds").

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

Following negotiations with Breckenridge, on January 29, 2004, the Company issued to Breckenridge 3,250 shares of 8% Series I Convertible Preferred Stock (the "Series I preferred stock"), for an aggregate purchase price of $3,250,000, including the Private Placement Funds which the Company had already received.  The Series I preferred stock was issued under a purchase agreement (the "Purchase Agreement") dated as of December 31, 2003. The Series I preferred stock has a stated value of $1,000 per share.

In connection with the offering of the Series I preferred stock, the Company also issued to Breckenridge warrants to purchase up to 965,839 shares of the Company’s Class A common stock at $0.50 per share through December 31, 2008, and issued 2,414,596 shares of our Class A common stock.

In connection with the issuance of the Series I preferred stock, the Company agreed to register the resale by Breckenridge of the Class A common shares issued and the Class A common shares issuable upon conversion of the Series I preferred stock, issuable as payment of dividends accrued on the Series I Preferred Stock and issuable upon exercise of the warrants.

Dividends on the Series I preferred stock are payable at the annual rate of 8% of the stated value of the shares of Series I preferred stock outstanding.  The dividends are payable in cash or shares of our Class A common stock, at the Company’s option.  Aggregate annual dividend requirements for the Series I preferred stock are $260,000. As of March 31, 2004, the Company accrued a dividend of $65,000 on its Series I preferred stock.

In the event of a voluntary or involuntary liquidation, dissolution or winding up of Fonix, the funds available for distribution, after payment to creditors and then to the holders of Fonix's Series A preferred stock of their liquidation payment, but before any liquidation payments to holders of junior preferred stock or common stock, would be payable to the holders of the Series I preferred stock in an amount equal to the stated value of the then outstanding Series I preferred stock plus any unpaid accumulated dividends thereon.

The Series I preferred stock is convertible into shares of our Class A common stock as follows:

$

The first $250,000 (250 shares) of Series I preferred stock is convertible as follows: (i) for any conversion occurring prior to the date on which the SEC declares a registration statement effective (the "Effective Registration Date") and through the tenth business day following the Effective Registration Date, the conversion price will be the lower of $0.23 per share or 87.5% of the average of the two lowest closing bid prices over the twenty trading days prior to the conversion date; and (ii) for any conversion occurring on or after the eleventh business day following the Effective Registration Date, the conversion price will be $0.23 per share.

$

The remaining $3,000,000 (3,000 shares) of Series I preferred stock is convertible at the lower of (i) $0.75 per share or (ii) 87.5% of the average of the two lowest closing bid prices over the twenty trading days prior to the conversion date.

Under the terms of the Purchase Agreement, the Company agreed to establish an escrow account (the "Escrow Account"), into which it deposits funds which can be used for the Company’s optional redemption of the Series I preferred stock, or which may be used by Breckenridge to require the Company to redeem the Series I preferred stock if the Company has defaulted under the Purchase Agreement.  The conditions of deposit into the Escrow Account are as follows:

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

In the event that there remains in the Escrow Account amounts following either (i) the conversion of all of the outstanding shares of Series I preferred stock, together with any accrued and unpaid dividends thereon, or (ii) redemption of all of the outstanding shares of Series I preferred stock, together with any accrued and unpaid dividends thereon, those remaining amounts shall be released from the Escrow Account to the Company.

The Company has granted Breckenridge a first lien position on the Company’s intellectual property assets as security under the Purchase Agreement.  Breckenridge has agreed to release such lien upon the registration of the Company’s Class A common stock, as outlined above, becoming effective and the Company depositing $2,000,000 in the Escrow Account.

Redemption of the Series I preferred stock, whether at our option or that of Breckenridge, requires the Company to pay, as a redemption price, the stated value of the outstanding shares of Series I Preferred Stock to be redeemed, together with any accrued but unpaid dividends thereon, multiplied by (i) 110% for any redemption occurring within 90 days after the closing date of the issuance of the Series I preferred stock; (ii) 115% for any redemption occurring between the 91st day but before the 150th day after the closing date of the issuance; (iii) 120% for any redemption occurring between the 151st day and the second anniversary of the closing date of the issuance; and (iv) 130% for any payment of the redemption price occurring on or after the second anniversary of the closing date of the issuance.

The Company has allocated the proceeds received from the Series I preferred stock offering, based on the relative fair values of the securities issued, as follows: $261,000 to the warrants; $730,000 to the Class A common stock; $429,000 to the Series I preferred stock and $1,830,000 to the Series I preferred stock beneficial conversion option received by Breckenridge.  The amounts allocated to the warrants, the common stock and the beneficial conversion option resulted in a discount on the Series I Preferred Stock of $2,821,000 that was immediately recognized as a dividend on the Series I preferred stock on January 29, 2004. The Company determined that the Series I preferred stock was not mandatorily redeemable under the requirements of FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and has classified the Series I Preferred Stock as a component of stockholders’ equity.

8.  EQUITY LINE OF CREDIT

Fifth Equity Line of Credit – The Company entered, as of July 1, 2003, into a Private Equity Line Agreement (the “Fifth Equity Line Agreement”) with an investor (the “Equity Line Investor”).  Under the Fifth Equity Line Agreement, the Company has the right to draw up to $20,000,000 against an equity line of credit (“the Fifth Equity Line”) from the Equity Line Investor.  The Company is entitled under the Fifth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of the Company’s Class A common stock in lieu of repayment of the draw.  The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of the Company’s Class A common stock over the ten trading days after the put notice is tendered.  The Equity Line Investor is required under the Fifth Equity Line Agreement to tender the funds requested by the Company within two trading days after the ten-trading-day period used to determine the market price.

In connection with the Fifth Equity Line Agreement, the Company granted registration rights to the Equity Line Investor and filed a registration statement on Form S-2, which covered the resales of the shares to be issued under the Fifth Equity Line.  The Company is obligated to maintain the effectiveness of the registration statement.

The Company entered into an agreement with the Equity Line Investor to terminate all previous equity lines, and cease further draws or issuance of shares under all previous equity lines.  As such, as of the date of this report, the only active equity line of credit is the Fifth Equity Line.

For the quarter ended March 31, 2004 the Company received $5,800,000 in funds and a subscription receivable of $1,314,000 drawn under the Fifth Equity Line, less commissions and fees of $190,000, and issued 20,195,293 shares of Class A common stock to the Equity Line Investor.

9.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Reverse Stock Split - On March 24, 2003, the Company’s shareholders approved a one-for-forty reverse stock split to its outstanding Class A common stock and common stock options and warrants.  The stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

Class A Common Stock – During the three months ended March 31, 2004, 20,195,293 shares of Class A common stock were issued in connection with draws on the equity line (see Note 8), 7,036,802 shares were issued in connection with the acquisition of LecStar (see Note 2), 2,414,596 were issued in connection with the Series I Preferred Stock transaction and 1,463,753 were issued in full satisfaction of $35,000 of accounts payable and $258,000 of accrued liabilities.

Stock Options – During the three months ended March 31, 2004, the Company granted options to employees to purchase 75,000 shares of Class A common stock.  The options have exercise prices ranging from $0.36 to $0.37 per share, which was the quoted fair market value of the stock on the dates of grant.  The options granted vest over the three years following issuance.  Options expire within ten years from the date of grant if not exercised.  Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $0.37 per share.  During the three months ended March 31, 2004, 12,158 options were forfeited by former employees of the Company.  As of March 31, 2004, the Company had a total of 871,743options to purchase Class A common stock outstanding.

Warrants – As of March 31, 2004, the Company had warrants to purchase a total of 1,011,639 shares of Class A common stock outstanding that expire through 2010.

10.  LITIGATION, COMMITMENTS AND CONTINGENCIES

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

The Company did not have sufficient cash to pay the first installment payment due May 1, 2003.  The Company reached an agreement with the Department of Labor to extend the commencement date for installment payments to August 1, 2003 and has since that time made the required payments due under the modified agreement.

Series D Debentures - On May 3, 2004, the Company filed a lawsuit against the Debenture holder, alleging the inadvertent transfer to and improper sale of shares of the Company’s Class A common stock by the Debenture holder.  The complaint seeks (i) a declaratory judgment that the Company may set off the fair value of the Unauthorized Shares against the value the Company owes to the Debenture holder in connection with the Series I Preferred Stock transaction, (ii) judgment against the Debenture holder for the fair value of the shares, and (iii) punitive damages from the Debenture holder for improper conversion of the shares.

11. BUSINESS SEGMENTS

Information related to Fonix’s reportable operating business segments is shown below. Fonix’s reportable segments are reported in a manner consistent with the way management evaluates the businesses. The Company identifies its reportable business segments based on differences in products and services. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. The products and services of each business segment are further described in Note 1.  The Company has identified the following business segments:

Speech - The Company’s speech-enabling technologies include automated speech recognition and text-to-speech for embedded automotive, wireless and mobile devices, computer telephony and server solutions, and personal software for consumer applications.

Telecom - Telecommunications services include wireline voice, data, and long distance and Internet services to business and residential customers.

The following presents certain segment information as of and for three months ended March 31, 2004:

	Speech	Telecom	Total

Revenues from external customers	$ 448,000	$ 1,477,000	$ 1,925,000
Depreciation and amortization	(33,000)	(593,000)	(626,000)
Interest expense	(12,000)	(226,000)	(238,000)
Gain on forgiveness of debt	481,000	-	481,000
Segment loss	(1,412,000)	(930,000)	(2,342,000)
Segment assets	7,406,000	22,285,000	29,691,000
Expenditures for segment assets	18,000	-	18,000

Revenues and assets outside the United States of America were not material. During 2004, the Company had no customers that exceeded 10% of total revenues.  The Company had revenues from two customer of the Speech business segment that represented approximately 18% and 18%, respectively, of the Company’s consolidated revenues for the three months ended March 31, 2003.

12.  SUBSEQUENT EVENTS

Fifth Equity Line of Credit - Subsequent to March 31, 2004 and through May 5, 2004, the Company received $2,250,000 in funds, less commissions and fees of $72,000, drawn under the Fifth Equity Line and issued 2,154,000 shares of Class A common stock to the Equity Line Investor.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties.  All forward-looking statements contained herein are deemed by Fonix to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from the results anticipated by Fonix and discussed in the forward-looking statements.  When used in this report, words such as “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.  Factors that could cause or contribute to such differences are discussed in the Company’s Annual Report on Form 10-K together with any amendments thereto for the year ended December 31, 2003.

To date, we have earned only limited revenue from operations and intend to continue to rely primarily on financing through the sale of our equity and debt securities to satisfy future capital requirements.

Overview

Since inception, we have devoted substantially all of our resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other intelligent devices.  Through March 31, 2004, we have incurred significant cumulative losses, and losses are expected to continue until the effects of recent marketing and sales efforts begin to take effect, if ever.  We continue to emphasize delivery and sales of our applications and solutions (“Products”) while achieving technology upgrades to maintain our perceived competitive advantages.  In addition, with the recent LecStar acquisition, we will encourage the revenue and customer growth through the LecStar operations and identify market opportunities to sell our speech products to their customers.

In our current marketing efforts, we seek to form relationships with third parties who can incorporate our speech-enabling Products into new or existing products.  Such relationships may be structured in any of a variety of ways including traditional technology licenses, collaboration or joint marketing agreements, co-development relationships through joint ventures or otherwise, and strategic alliances.  The third parties with whom we presently have such relationships and with which we may have similar relationships in the future include developers of application software, operating systems, computers, microprocessor chips, consumer electronics, automobiles, telephony, and other products.  We are currently in negotiation with customers and potential customers to enter into additional third-party licensing, collaboration, co-marketing, and distribution arrangements.  Further, our marketing efforts will seek LecStar customers that can benefit from our speech products.

Our revenues increased from $590,000 for the three months ended March 31, 2003 to $1,925,000 for the three months ended March 31, 2004, primarily due to contributions from our recent acquisition of LecStar.  However, we incurred negative cash flows from operating activities of $5,478,000 during the three months ended March 31, 2004.  Sales and licensing of Products have not been sufficient to finance ongoing operations.  As of March 31, 2004, we had negative working capital of $11,430,000, an accumulated deficit of $212,878,000, accrued employee wages of $4,723,000, accrued liabilities of $6,119,000 and accounts payable of $5,365,000.  Our continued existence is dependent upon several factors, including our success in (1) increasing Product license, royalty, sales, and services revenues, (2) raising sufficient additional equity and debt funding through the use of the fifth equity line or other facilities, and (3) minimizing and reducing operating costs.  Until sufficient revenues are generated from operating activities, we expect to continue to fund our operations through the sale of our equity securities, primarily in connection with the fifth equity line.

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

Significant Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period.  Significant accounting policies and areas where substantial judgments are made by management include:

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

Revenues applicable to multiple-element fee arrangements are bifurcated among the elements such as license agreements and support and upgrade obligations using vendor-specific, objective evidence of fair value.  Such evidence consists primarily of pricing of multiple elements as if sold as separate products or arrangements.  These elements vary based upon factors such as the type of license, volume of units licensed, and other related factors.

Deferred revenue as of March 31, 2004 and December 31, 2003, consisted of the following:

Description	Criteria for Recognition	March 31, 2004	December 31, 2003
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 432,000	$ 535,00
Telecom services	Service provided for customer	597,000	--
Deferred customer support agreements	Expiration of period covered by support agreement	63,000	5,000
Total Deferred revenue		$ 1,092,000	$ 540,000

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

Stock-based Compensation Plans - We account for our stock-based compensation issued to employees and directors under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option’s exercise price on the measurement date is below the fair value of our common stock, and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of our common stock, and is recognized on the date of award or purchase.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” require pro forma information regarding net loss and net loss per common share as if we had accounted for our stock options granted under the fair value method.  This pro forma disclosure is presented in Note 1 of the consolidated financial statements.

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

Results of Operations

Three months ended March 31, 2004, compared with three months ended March 31, 2003

During the three months ended March 31, 2004, we recorded revenues of $1,925,000, an increase of $1,335,000 over the same period in the previous year.  The increase was primarily due to the acquisition of LecStar accounting for $1,447,000, partially offset by decreased non-recurring engineering (“NRE”) revenues of $87,000 and a decrease in DECtalk royalties of $40,000.

Cost of revenues was $792,000 for the three months ended March 31, 2004, an increase of $712 000 from $80,000 over the same period in the previous year.  The increase is primarily due to the acquisition of LecStar contributing $775,000 to the increase.  These costs represent expenses associated with providing LecStar’s services through the leasing of network components from Bellsouth and long distance services purchased from inter-exchange carriers.  This increase was partially offset by decreased expenses related to NRE projects due to the overall decrease in NRE contracts during the quarter.

Selling, general and administrative expenses were $2,924,000 for the three months ended March 31, 2004, representing an increase of $647,000 over the same period in the previous year.  The increase is due to increased depreciation expense and increased amortization expense related to intangible assets acquired in the LecStar acquisition of $601,000, increased legal and accounting fees of $219,000 also primarily related to the LecStar acquisition, and increased travel related expenses of $25,000,  partially offset by decreased salary and wage related costs of $146,000, decreased taxes and license fees of $65,000, decreased investor relations related expenses of $51,000, decreased occupancy related costs of $21,000 and decreased promotion and advertising expenses of $21,000.

We incurred research and product development expenses of $799,000 for the three months ended March 31, 2004, a decrease of $876,000 over the same period in the previous year.  The decrease is primarily due to an overall decrease in salaries and wage related expenses of  $770,000, decreased occupancy related costs of $51,000, decreased consulting expenses of $43,000 due to a decrease in the utilization of external consultants and decreased depreciation of $30 000 due to the overall decrease in fixed assets.

Net interest and other expense was $233,000 for the three months ended March 31, 2004, a decrease of $509,000 from the same period in the previous year.  The overall decrease is due to the retirement of the Series D Debentures during the fourth quarter of 2003, partially offset by increased interest expense related to debt acquired in connection with the LecStar acquisition.

Three months ended March 31, 2003, compared with three months ended March 31, 2002

During the three months ended March 31, 2003, we recorded revenues of $590,000, reflecting an increase of $291,000 over the same period in the previous year.  The majority of the increase is attributable to $205,000 in revenues generated from licensing and $87,000 generated from non-recurring engineering contracts completed during the first quarter of 2003.

Cost of revenues were $80,000 for the three months ended March 31, 2003, an increase of $36,000 over the same period in the previous year.  Amortization of capitalized software costs and hardware sales represent the largest portions of the increase during the first quarter of 2003.

Selling, general and administrative expenses for the three months ended March 31, 2003, were $2,251,000, a decrease of $979,000.  The decrease includes decreases of $295,000 compensation-related expenses due to reductions in personnel, $122,000 in legal and accounting expenses, $230,000 in other operating expenses primarily related to insurance for directors and officers, $149,000 in promotion and advertising expenses  and $177,000 in travel related expenses.

Product development and research expenses were $1,675,000 and $2,126,000 for the three months ended March 31, 2003 and 2002, respectively.  The decrease of $451,000 resulted primarily from decreased compensation-related expenses of $348,000 and consulting and outside service-related expenses of $178,000 related to product application and development activities.

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

Our cash resources, limited to collections from customers draws on the fifth equity line, proceeds from the issuance of Series I Preferred stock and loan proceeds, are only sufficient to cover current operating expenses and payments of current liabilities.  We have entered into certain term payment plans with current and former employees and vendors.  As a result of cash flow deficiencies, payments to former employees and vendors not on a payment plan have been delayed.  We have significantly reduced our workforce during 2002 and 2003.  At March 31, 2004, unpaid compensation payable to current and former employees amounted to approximately $4,723,000 and vendor accounts payable amounted to approximately $5,365,000.  We have not been declared in default under the terms of any material agreements.

Several former employees filed suits against Fonix to collect past due wages or filed complaints with the State of Utah Labor Commission asserting past due wage claims.  We have settled several of these suits and are negotiating to settle the remaining suits on terms similar to those offered to current employees who are also owed past due wages.

We had $1,925,000 in revenue and a comprehensive loss of $2,355,000 for the three months ended March 31, 2004.  Net cash used in operating activities of $5,478,000 for the three months ended March 31, 2004, resulted principally from the net loss incurred of $2,342,000, decreased accrued payroll and compensation expenses of $2,241,000, decreased accounts payable of $1,233,000, forgiveness of accrued liabilities of $481,000, decreased prepaid expenses of $261,000 and decreased deferred revenues of $67,000, partially offset by amortization of intangibles related to the acquisition of LecStar of $593,000, reductions in accounts receivable of $150,000, accretion of the discount on notes payable of $66,000, increases in other accrued liabilities of $308,000, and depreciation expense of $33,000.  Net cash used in investing activities of $84,000 for the three months ended March 31, 2004, consisted of payments to the escrow account related to the Series I preferred stock of $113,000 and purchases of equipment of $18,000 partially offset by cash received in connection with the acquisition of LecStar of $47,000  Net cash provided by financing activities of $8,443,000 consisting primarily of the receipt of $5,624,000 in cash related to the sale of shares of Class A common stock and the receipt of $3,010,000 in cash related to the issuance of the Series I Preferred stock, partially offset by dividend payments on the Series H Preferred stock of $100,000 and payments on notes payable of $91,000.

We had negative working capital of $11,364,000 at March 31, 2004, compared to negative working capital of $13,188,000 at December 31, 2003.  Current assets increased by $6,514,000 to $6,856,000 from December 31, 2003 to March 31, 2004.  Current liabilities increased by $4,756,000 to $18,286,000 during the same period.  The change in working capital from December 31, 2003, to March 31, 2004, reflects, in part, the receipt of the proceeds from the issuance of the Series I Preferred Stock and the receipt of proceeds from puts under the equity line partially offset by increases in accounts payable, accrued liabilities and deferred revenues.  Total assets were $29,691,000 at March 31, 2004s, compared to $3,173,000 at December 31, 2003.

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

Principal payments of  $27,000 have been made against the note, leaving a balance of $389,000 outstanding at March 31, 2004.

The aggregate advances of $389,000 from the Lenders are secured by our intellectual property rights and other assets.  As of March 31, 2004, the Lenders had not converted any of the outstanding balance nor interest thereon into Class A common stock.

Notes Payable

We had unsecured demand notes payable to former stockholders of an acquired entity in the aggregate amount of $78,000 outstanding as of March 31, 2004.  We are attempting to negotiate a reduced payoff of these notes.

In connection with the acquisition of the capital stock of LecStar, the Company issued a 5% $10,000,000 secured, six-year note payable to McCormack Avenue, Ltd.  Under the terms of the note payable, quarterly interest only payments are required through January 15, 2005, with quarterly principal and interest payments beginning April 2005 through the final payment due January 2010.  The Company made the first interest only payment of $50,000 when it was due at March 31, 2004.

Series D Debentures

On October 11, 2002, we issued $1,500,000 of Series D 12% Convertible Debentures (the “Debentures”), due April 9, 2003, and 194,444 shares of Class A common stock to The Breckenridge Fund, LLC (“Breckenridge”), an unaffiliated third party, for $1,500,000 before offering costs of $118,000.  The outstanding principal amount of the Debentures was convertible at any time at the option of the holder into shares of our common stock at a conversion price equal to the average of the two lowest closing bid prices of our Class A common stock for the twenty trading days immediately preceding the conversion date, multiplied by 90%.

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

In March 2004, the Company discovered that, during 2003, an aggregate of 2,277,778 shares of Class A common stock (the “Unauthorized Shares”) were inadvertently transferred to the Debenture holder as a result of (i) the unauthorized release from escrow of the original certificate representing the Collateral Shares, and (ii) the transfer to the Debenture holder of a duplicate certificate for 194,445 shares where the original certificate was not returned to the transfer agent for cancellation.  The Unauthorized Shares were, therefore, in excess of the shares the Debenture holder was entitled to receive.  No consideration was paid to or received by the Company for the Unauthorized Shares during 2003; therefore, the Company did not recognize the Unauthorized Shares as being validly issued during 2003 nor subsequently.  Accordingly, the Company does not deem the Unauthorized Shares to be validly outstanding and the transfer of the Unauthorized Shares to the Debenture holder has not been recognized in the accompanying consolidated financial statements.

 Upon discovering in March 2004 that the Unauthorized Shares had been transferred to the Debenture holder, the Company began an investigation of the transactions.  The Company discovered that the Unauthorized Shares had all been resold by the Debenture holder, and concluded that the release from escrow of the Collateral Shares and the double issuance of the remaining Unauthorized Shares were inadvertent.  The Company attempted to settle the matter with the Debenture holder but was unable to reach a settlement.  Accordingly, on May 3, 2004, the Company filed a lawsuit against the Debenture holder, alleging the inadvertent transfer to and improper sale of shares of the Company’s common stock by the Debenture holder.  The complaint seeks (i) a declaratory judgment that the Company may set off the fair value of the Unauthorized Shares against the value the Company owes to the Debenture holder in connection with the Series I Preferred Stock transaction (See Note 7), (ii) judgment against the Debenture holder for the fair value of the shares, and (iii) punitive damages from the Debenture holder for improper conversion of the shares.

Equity Lines of Credit

Fifth Equity Line of Credit - We entered, as of July 1, 2003, into a Private Equity Line Agreement (the “Fifth Equity Line Agreement”) with an investor (the “Equity Line Investor”).  Under the Fifth Equity Line Agreement, we have the right to draw up to $20,000,000 against an equity line of credit (“the Fifth Equity Line”) from the Equity Line Investor.  We are entitled under the Fifth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of our Class A common stock in lieu of repayment of the draw.  The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice is tendered.  The Equity Line Investor is required under the Fifth Equity Line Agreement to tender the funds requested by us within two trading days after the ten-trading-day period used to determine the market price.

In connection with the Fifth Equity Line Agreement, we granted registration rights to the Equity Line Investor and filed a registration statement on Form S-2, which covered the resales of the shares to be issued under the Fifth Equity Line.

We entered into an agreement with the Equity Line Investor to terminate all previous equity lines, and cease further draws or issuances of shares in connection with all previous equity lines.  As such, as of the date of this report, the only active equity line of credit is the Fifth Equity Line.

For the quarter ended March 31, 2004, the Company received $5,800,000 in funds and a subscription receivable of $1,314,000 drawn under the Fifth Equity Line, less commissions and fees of $190,000, and issued 20,195,293 shares of Class A common stock to the Equity Line Investor.

Series I Convertible Preferred Stock - On October 24, 2003, the Company entered into a private placement of shares of its Class A common stock with The Breckenridge Fund, LLC, a New York limited liability company ("Breckenridge").  Under the terms of the private placement, Breckenridge agreed to sell 1,043,478 shares of our Class A common stock for $240,000 (the "Private Placement Funds").

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

Following negotiations with Breckenridge, on January 29, 2004, the Company issued to Breckenridge 3,250 shares of 8% Series I Convertible Preferred Stock (the "Series I preferred stock"), for an aggregate purchase price of $3,250,000, including the Private Placement Funds which the Company had already received.  The Series I preferred stock was issued under a purchase agreement (the "Purchase Agreement") dated as of December 31, 2003. The Series I preferred stock has a stated value of $1,000 per share.

In connection with the offering of the Series I preferred stock, the Company also issued to Breckenridge warrants to purchase up to 965,839 shares of the Company’s Class A common stock at $0.50 per share through December 31, 2008, and issued 2,414,596 shares of our Class A common stock.

In connection with the issuance of the Series I preferred stock, the Company agreed to register the resale by Breckenridge of the Class A common shares issued and the Class A common shares issuable upon conversion of the Series I preferred stock, issuable as payment of dividends accrued on the Series I Preferred Stock and issuable upon exercise of the warrants.

Dividends on the Series I preferred stock are payable at the annual rate of 8% of the stated value of the shares of Series I preferred stock outstanding.  The dividends are payable in cash or shares of our Class A common stock, at the Company’s option.  Aggregate annual dividend requirements for the Series I preferred stock are $260,000.

In the event of a voluntary or involuntary liquidation, dissolution or winding up of Fonix, the funds available for distribution, after payment to creditors and then to the holders of Fonix's Series A preferred stock of their liquidation payment, but before any liquidation payments to holders of junior preferred stock or common stock, would be payable to the holders of the Series I preferred stock in an amount equal to the stated value of the then outstanding Series I preferred stock plus any unpaid accumulated dividends thereon.

The Series I preferred stock is convertible into shares of our Class A common stock as follows:

$

The first $250,000 (250 shares) of Series I preferred stock is convertible as follows: (i) for any conversion occurring prior to the date on which the SEC declares a registration statement effective (the "Effective Registration Date") and through the tenth business day following the Effective Registration Date, the conversion price will be the lower of $0.23 per share or 87.5% of the average of the two lowest closing bid prices over the twenty trading days prior to the conversion date; and (ii) for any conversion occurring on or after the eleventh business day following the Effective Registration Date, the conversion price will be $0.23 per share.

$

The remaining $3,000,000 (3,000 shares) of Series I preferred stock is convertible at the lower of (i) $0.75 per share or (ii) 87.5% of the average of the two lowest closing bid prices over the twenty trading days prior to the conversion date.

Under the terms of the Purchase Agreement, the Company agreed to establish an escrow account (the "Escrow Account"), into which it deposits funds which can be used for the Company’s optional redemption of the Series I preferred stock, or which may be used by Breckenridge to require the Company to redeem the Series I preferred stock if the Company has defaulted under the Purchase Agreement.  The conditions of deposit into the Escrow Account are as follows:

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

In the event that there remains in the Escrow Account amounts following either (i) the conversion of all of the outstanding shares of Series I preferred stock, together with any accrued and unpaid dividends thereon, or (ii) redemption of all of the outstanding shares of Series I preferred stock, together with any accrued and unpaid dividends thereon, those remaining amounts shall be released from the Escrow Account to the Company.

The Company has granted Breckenridge a first lien position on the Company’s intellectual property assets as security under the Purchase Agreement.  Breckenridge has agreed to release such lien upon the registration of the Company’s Class A common stock, as outlined above, becoming effective and the Company depositing $2,000,000 in the Escrow Account.

Redemption of the Series I preferred stock, whether at our option or that of Breckenridge, requires the Company to pay, as a redemption price, the stated value of the outstanding shares of Series I Preferred Stock to be redeemed, together with any accrued but unpaid dividends thereon, multiplied by (i) 110% for any redemption occurring within 90 days after the closing date of the issuance of the Series I preferred stock; (ii) 115% for any redemption occurring between the 91st day but before the 150th day after the closing date of the issuance; (iii) 120% for any redemption occurring between the 151st day and the second anniversary of the closing date of the issuance; and (iv) 130% for any payment of the redemption price occurring on or after the second anniversary of the closing date of the issuance.

Stock Options and Warrants

 During the three months ended March 31, 2004, the Company granted options to employees to purchase 75,000 shares of Class A common stock.  The options have exercise prices ranging from  $0.36 to $0.37 per share, which was the quoted fair market value of the stock on the dates of grant.  The options granted vest over the three years following issuance.  Options expire within ten years from the date of grant if not exercised.  Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $0.37 per share.  As of March 31, 2004, the Company had a total of 871,743 options to purchase Class A common stock outstanding.

As of March 31, 2004, the Company had warrants to purchase a total of 1,011,639 shares of Class A common stock outstanding that expire through 2010.

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

CLEC roll-up.  The acquisition of LecStar, completed on February 24, 2004, positions Fonix to take advantage of low valuations within the CLEC industry to expand scale.  Fonix-LecStar will prudently seek opportunities to further expand its customer base by examining acquisition targets within the CLEC industry.

As we proceed to implement our strategy and to reach our objectives, we anticipate further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments.  The strategy adopted by us has significant risks, and shareholders and others interested in Fonix  and our Class A common stock should carefully consider the risks set forth under the heading “Certain Significant Risk Factors” in Item 1, Part I of our Annual Report on Form 10-K.

As noted above, as of March 31, 2004, we had an accumulated deficit of $212,878,000, negative working capital of $11,430,000, accrued employee wages and other compensation of $4,723,000, accrued liabilities of $6,119,000, and accounts payable $5,365,000.  Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations, although we have limited capital available under an equity line of credit.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through the sale of our equity securities, primarily in connection with the fifth equity line.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  Over the past year, we have reduced our workforce by approximately 50%.  This reduction in force may adversely affect our ability to fill existing orders.  As we have noted in our annual report and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements.  Forward-looking statements are made based upon managements’ good faith expectations and beliefs concerning future developments and their potential effect upon Fonix.  There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on Fonix will be those anticipated by management.  Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance.  This Report on Form 10-Q should be read in conjunction with our Annual Report on 10-K which includes important information as to risk factors in the “Notes to Financial Statements” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and in the section titled “Risk Factors.”  Many important factors could cause actual results to differ materially from management’s expectations, including:

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

Item 4.  Evaluation of Disclosure Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)

Changes in Internal Controls.  There were no significant changes in the Company’s internal controls, or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Series D Debentures - On May 3, 2004, the Company filed a lawsuit against the Debenture holder, alleging the inadvertent transfer to and improper sale of shares of the Company’s common stock by the Debenture holder.  The complaint seeks (i) a declaratory judgment that the Company may set off the fair value of the Unauthorized Shares against the value the Company owes to the Debenture holder in connection with the Series I Preferred Stock transaction, (ii) judgment against the Debenture holder for the fair value of the shares, and (iii) punitive damages from the Debenture holder for improper conversion of the shares.

We are also involved in various claims and proceedings arising in the ordinary course of business.  Management believes, after consultation with legal counsel, that the ultimate disposition of these matters will not materially impact our consolidated financial position, liquidity, or results of operations.

Item 2.  Changes in Securities and Use of Proceeds

In connection with the sale of the Series I Preferred Stock (see “Liquidity and Capital Resources” above), we received an aggregate of $3,325,000 in proceeds. The Company intends to use the net proceeds of the sale of the Series I Preferred Stock for working capital and deeply discounted liabilities.

Item 6.  Exhibits and Reports on Form 8-K

a.

Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit No.

Description of Exhibit

31.1	Certification of President
31.2	Certification of Chief Financial Officer
32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)

Reports filed on Form 8-K during the three-month period ended March 31, 2004:

8-K filed on January 13, 2004, regarding the status of the LecStar acquisition.

8-K filed February 17, 2004, regarding the Series I Preferred Stock transaction.

8-K filed March 15, 2004, regarding the closing of the LecStar acquisition.

8-K/A filed April 14, 2004, updating March 15, 2004, 8-K with LecStar financial information

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fonix Corporation

Date: May 6, 2004

/s/ Roger D. Dudley

Roger D. Dudley, Executive Vice President,

Chief Financial Officer

(Principal financial officer)