Form 10-Q/A
period 2004-03-31
FONIX CORP
filed 2004-07-06
CIK 855585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of June 30, 2004, there were issued and outstanding 87,594,231 shares of our Class A common stock.

#

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

34

Item 6.

Exhibits and Reports on Form 8-K

34

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003

ASSETS

Current assets
Cash and cash equivalents	$ 2,931,000	$ 50,000
Deposit in escrow	113,000	-
Subscriptions receivable	1,314,000	245,000
Accounts receivable	2,132,000	4,000
Inventory	-	3,000
Prepaid expenses and other current assets	366,000	40,000

Total current assets	6,856,000	342,000

Long-term investments	237,000	-

Property and equipment, net of accumulated depreciation of $1,220,000 and $1,176,000, respectively	258,000	125,000

Other assets	1,052,000	75,000

Intangible assets, net of accumulated amortization of $593,000 and $0, respectively	17,907,000	-

Goodwill, net of accumulated amortization of $2,296,000	2,631,000	2,631,000

Total assets	$ 28,941,000	$ 3,173,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accrued payroll and other compensation	$ 4,723,000	$ 6,964,000
Accounts payable	5,365,000	2,650,000
Accrued liabilities - related parties	1,443,000	1,443,000
Accrued liabilities	4,610,000	1,189,000
Deferred revenues	1,092,000	540,000
Notes payable - related parties	467,000	467,000
Advance on Series I Preferred Stock	-	240,000
Current portion of notes payable other	326,000	30,000
Deposits and other	194,000	7,000

Total current liabilities	18,220,000	13,530,000

Long-term notes payable, net of current portion	5,226,000	40,000

Total liabilities	23,446,000	13,570,000

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,012)	500,000	500,000
Series H, nonconvertible; 2,000 shares outstanding (aggregate liquidation preference of $20,000,000)	4,000,000	-
Series I, convertible; 3,250 shares outstanding (aggregate liquidation preference of $3,250,000)	3,250,000	-
Common stock, $0.0001 par value; 800,000,000 shares authorized;
Class A voting, 85,440,231 and 54,329,787 shares outstanding, respectively	9,000	5,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	209,002,000	195,284,000
Outstanding warrants to purchase Class A common stock	1,595,000	1,334,000
Cumulative foreign currency translation adjustment	17,000	30,000
Accumulated deficit	(212,878,000)	(207,550,000)

Total stockholders' equity (deficit)	5,495,000	(10,397,000)

Total liabilities and stockholders' equity (deficit)	$ 28,941,000	$ 3,173,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	2004
	Pro Forma -
Three Months Ended March 31,	Note 1	2004	2003

Revenues	$ 5,029,000	$ 1,925,000	$ 590,000
Cost of revenues	2,313,000	792,000	80,000

Gross profit	2,716,000	1,133,000	510,000

Expenses:
Selling, general and administrative	4,129,000	2,331,000	2,235,000
Amortization of intangibles	1,779,000	593,000	42,000
Product development and research	799,000	799,000	1,675,000

Total expenses	6,707,000	3,723,000	3,926,000

Other income (expense):
Interest income	5,000	5,000	-
Gain on forgiveness of liabilities	481,000	481,000	-
Interest expense	(337,000)	(238,000)	(742,000)
Equity in net loss of affiliate	-	-	(112,000)

Other income (expense), net	149,000	248,000	(854,000)

Net loss	(3,842,000)	(2,342,000)	(4,270,000)

Other comprehensive income - foreign currency translation	(13,000)	(13,000)	18,000

Comprehensive loss	$ (3,855,000)	$ (2,355,000)	$ (4,252,000)

Basic and diluted net loss per common share	$ (0.10)	$ (0.08)	$ (0.30)

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
Changes in assets and liabilities net of effects from purchase of LTEL:
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

Acquired $22,259,000 of assets and assumed $9,459,000 liabilities of LTEL Holdings Corporation by the issuance of 7,036,801 shares of Class A common stock valued at $4,176,000, the issuance of 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock valued at $4,000,000 and the issuance of a 5% $10,000,000 promissory note valued at $4,624,000.

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

In accordance with SFAS No. 141, "Business Combinations," the aggregate purchase price was $12,800,000 and consisted of the issuance of 7,036,801 shares of Class A common stock valued at $4,176,000 or $0.59 per share, 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock (the “Series H Preferred Stock”) with a stated value of $10,000 per share valued at $4,000,000, and a 5% $10,000,000 secured, six-year promissory note valued at $4,624,000.  The number of shares of Class A common stock issued under the terms of the Purchase Agreement was determined by $3,000,000 divided by 90 percent of the average closing bid price of Fonix’s common stock for the first 30 of the 33 consecutive trading days immediately preceding the date telephone regulatory approvals were deemed effective. Under the terms of the Purchase Agreement, the number of Class A common shares was determinable on February 19, 2004 and the value of the shares of Class A common stock was established, in accordance with SFAS No. 141, as the average market price of the Fonix common stock over the three-day period through February 19, 2004.  The values of the Series H preferred stock and the promissory note were determined based on the estimated risk-adjusted cost of capital to Fonix at the date of the acquisition.  The fair value of the Series H preferred stock was based on an imputed yield rate of 25 percent per annum and the discount on the promissory note of $5,376,000 was based on an imputed interest rate of 25 percent per annum.

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

Current Assets	$ 2,390,000
Investments	237,000
Property and equipment	148,000
Deposits and other assets	984,000
Intangible assets	18,500,000
Total assets acquired	22,259,000
Current liabilities	(8,923,000)
Long-term portion of notes payable	(536,000)
Total liabilities assumed	(9,459,000)
Net Assets Acquired	$12,800,000

Of the $18,500,000 of acquired intangible assets, $1,110,000 was assigned to LecStar's brand name, which has an indefinite life and therefore is not subject to amortization; $14,430,000 was assigned to the local telephone exchange customer base, with a 2.9-year weighted-average useful life; and $2,960,000 was assigned to established marketing contracts and agreements with utility companies, with a 1.8-year estimated useful life.  Total intangible assets subject to amortization have a weighted-average useful life of approximately 2.7 years.

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

Dividends on the Series H preferred stock and interest on the promissory note are payable in cash or, at the option of Fonix, in shares of Class A common stock.  Fonix has agreed to register the Class A common stock issued in the acquisition of LTEL and 4,000,000 additional shares of Class A common stock issuable as payment of interest on the promissory note and as dividends on the Series H preferred stock by June 23, 2004.  The promissory note is secured by the assets and capital stock of LTEL and LecStar.

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

Intangible Assets - The components of other intangible assets were as follows:

	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount
Customer base – business	$ 8,139,000	$ (214,000)	$ 7,925,000	$ --
Customer base – residential	6,291,000	(237,000)	6,054,000	--
Contracts and agreements	2,960,000	(142,000)	2,818,000	--
Total Amortizing Intangible Assets	17,390,000	(593,000)	16,797,000	--

Indefinite-lived Intangible Assets:
Brand name	1,110,000	--	1,110,000	--

Total Intangible Assets	$ 18,500,000		$ 17,907,000	$ --

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

5,705,000

2005

6,791,000

2006

3,743,000

2007

1,151,000

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

Class A Common Stock – During the three months ended March 31, 2004, 20,195,293 shares of Class A common stock were issued in connection with draws on the equity line (see Note 8), 7,036,801 shares were issued in connection with the acquisition of LecStar (see Note 2), 2,414,596 were issued in connection with the Series I Preferred Stock transaction and 1,463,753 were issued in full satisfaction of $35,000 of accounts payable and $258,000 of accrued liabilities.

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

Telecom - Telecommunications services include wireline voice, data, and long distance and Internet services to business and residential customers.

The following presents certain segment information as of and for three months ended March 31, 2004:

	Speech	Telecom	Total

Revenues from external customers	$ 448,000	$ 1,477,000	$ 1,925,000
Depreciation and amortization	(33,000)	(593,000)	(626,000)
Interest expense	(12,000)	(226,000)	(238,000)
Gain on forgiveness of debt	481,000	-	481,000
Segment loss	(1,412,000)	(930,000)	(2,342,000)
Segment assets	7,406,000	21,535,000	28,941,000
Expenditures for segment assets	18,000	22,259,000	22,277,000

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

Our revenues increased from $590,000 for the three months ended March 31, 2003 to $1,925,000 for the three months ended March 31, 2004, primarily due to contributions from our recent acquisition of LecStar.  However, we incurred negative cash flows from operating activities of $5,478,000 during the three months ended March 31, 2004.  Sales and licensing of Products have not been sufficient to finance ongoing operations.  As of March 31, 2004, we had negative working capital of $11,364,000, an accumulated deficit of $209,002,000, accrued employee wages of $4,723,000, accrued liabilities of $6,053,000 and accounts payable of $5,365,000.  Our continued existence is dependent upon several factors, including our success in (1) increasing Product license, royalty, sales, and services revenues, (2) raising sufficient additional equity and debt funding through the use of the fifth equity line or other facilities, and (3) minimizing and reducing operating costs.  Until sufficient revenues are generated from operating activities, we expect to continue to fund our operations through the sale of our equity securities, primarily in connection with the fifth equity line.

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

Results of Operations

Three months ended March 31, 2004, compared with three months ended March 31, 2003

During the three months ended March 31, 2004, we recorded revenues of $1,925,000, an increase of $1,335,000 over the same period in the previous year.  The increase was primarily due to the acquisition of LecStar accounting for $1,447,000, partially offset by decreased non-recurring engineering (“NRE”) revenues of $87,000 and a decrease in DECtalk royalties of $25,000.

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

We incurred research and product development expenses of $799,000 for the three months ended March 31, 2004, a decrease of $876,000 over the same period in the previous year.  The decrease is primarily due to an overall decrease in salaries and wage related expenses of  $770,000, decreased occupancy related costs of $51,000, decreased consulting expenses of $43,000 due to a decrease in the utilization of external consultants and decreased depreciation of $30,000 due to the overall decrease in fixed assets.

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

We had $1,925,000 in revenue and a comprehensive loss of $2,355,000 for the three months ended March 31, 2004.  Net cash used in operating activities of $5,478,000 for the three months ended March 31, 2004, resulted principally from the net loss incurred of $2,342,000, decreased accrued payroll and compensation expenses of $2,241,000, decreased accounts payable of $1,233,000, forgiveness of accrued liabilities of $481,000, decreased prepaid expenses of $261,000 and decreased deferred revenues of $67,000, partially offset by amortization of intangibles related to the acquisition of LecStar of $593,000, reductions in accounts receivable of $150,000, accretion of the discount on notes payable of $66,000, increases in other accrued liabilities of $308,000, and depreciation expense of $33,000.  Net cash used in investing activities of $84,000 for the three months ended March 31, 2004, consisted of payments to the escrow account related to the Series I preferred stock of $113,000 and purchases of equipment of $18,000 partially offset by cash received in connection with the acquisition of LecStar of $47,000.  Net cash provided by financing activities of $8,443,000 consisting primarily of the receipt of $5,624,000 in cash related to the sale of shares of Class A common stock and the receipt of $3,010,000 in cash related to the issuance of the Series I Preferred stock, partially offset by dividend payments on the Series H Preferred stock of $100,000 and payments on notes payable of $91,000.

We had negative working capital of $11,364,000 at March 31, 2004, compared to negative working capital of $13,188,000 at December 31, 2003.  Current assets increased by $6,514,000 to $6,856,000 from December 31, 2003 to March 31, 2004.  Current liabilities increased by $4,690,000 to $18,220,000 during the same period.  The change in working capital from December 31, 2003, to March 31, 2004, reflects, in part, the receipt of the proceeds from the issuance of the Series I Preferred Stock and the receipt of proceeds from puts under the equity line partially offset by increases in accounts payable, accrued liabilities and deferred revenues.  Total assets were $28,941,000 at March 31, 2004, compared to $3,173,000 at December 31, 2003.

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

As noted above, as of March 31, 2004, we had an accumulated deficit of $209,002,000, negative working capital of $11,364,000, accrued employee wages and other compensation of $4,723,000, accrued liabilities of $6,053,000, and accounts payable $5,365,000.  Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations, although we have limited capital available under an equity line of credit.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through the sale of our equity securities, primarily in connection with the fifth equity line.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  Over the past year, we have reduced our workforce by approximately 50%.  This reduction in force may adversely affect our ability to fill existing orders.  As we have noted in our annual report and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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

Date: July 2, 2004

/s/  Roger D. Dudley

Roger D. Dudley, Executive Vice President,

Chief Financial Officer

(Principal financial officer)