Form 10-Q/A
period 2004-03-31
FONIX CORP
filed 2004-08-23
CIK 855585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

As of August 18, 2004, there were issued and outstanding 94,295,183 shares of our Class A common stock.

#

FONIX CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page

Item 1.

Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – As of March 31, 2004 and December 31, 2003

3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the

   Three Months Ended March 31, 2004 and 2003

4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended

    March 31, 2004 and 2003

5

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

21

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

35

Item 4.

Evaluation of Disclosure Controls and Procedures

35

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

36

Item 2.

Changes in Securities and Use of Proceeds

36

Item 6.

Exhibits and Reports on Form 8-K

36

#

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003

ASSETS

Current assets
Cash and cash equivalents	$ 2,931,000	$ 50,000
Deposit in escrow	113,000	-
Subscriptions receivable	1,314,000	245,000
Accounts receivable	2,132,000	4,000
Inventory	-	3,000
Prepaid expenses and other current assets	366,000	40,000

Total current assets	6,856,000	342,000

Long-term investments	237,000	-

Property and equipment, net of accumulated depreciation of $1,220,000 and $1,176,000, respectively	258,000	125,000

Other assets	1,052,000	75,000

Intangible assets, net of accumulated amortization of $593,000 and $0, respectively	17,907,000	-

Goodwill, net of accumulated amortization of $2,296,000	2,631,000	2,631,000

Total assets	$ 28,941,000	$ 3,173,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accrued payroll and other compensation	$ 4,723,000	$ 6,964,000
Accounts payable	5,365,000	2,650,000
Accrued liabilities - related parties	1,443,000	1,443,000
Accrued liabilities	4,610,000	1,189,000
Call warrants	261,000	-
Deferred revenues	1,092,000	540,000
Notes payable - related parties	467,000	467,000
Advance on Series I Preferred Stock	-	240,000
Current portion of notes payable other	326,000	30,000
Deposits and other	194,000	7,000

Total current liabilities	18,481,000	13,530,000

Long-term notes payable, net of current portion	5,226,000	40,000

Total liabilities	23,707,000	13,570,000

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,012)	500,000	500,000
Series H, nonconvertible; 2,000 shares outstanding (aggregate liquidation preference of $20,000,000)	4,000,000	-
Series I, convertible; 3,250 shares outstanding (aggregate liquidation preference of $3,250,000)	3,250,000	-
Common stock, $0.0001 par value; 800,000,000 shares authorized;
Class A voting, 85,440,231 and 54,329,787 shares outstanding, respectively	9,000	5,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	209,002,000	195,284,000
Outstanding warrants to purchase Class A common stock	1,334,000	1,334,000
Cumulative foreign currency translation adjustment	17,000	30,000
Accumulated deficit	(212,878,000)	(207,550,000)

Total stockholders' equity (deficit)	5,234,000	(10,397,000)

Total liabilities and stockholders' equity (deficit)	$ 28,941,000	$ 3,173,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

Three Months Ended March 31,	2004	2003

Revenues	$ 1,925,000	$ 590,000
Cost of revenues	792,000	80,000

Gross profit	1,133,000	510,000

Expenses:
Selling, general and administrative	2,331,000	2,235,000
Amortization of intangibles	593,000	42,000
Product development and research	799,000	1,675,000

Total expenses	3,723,000	3,952,000

Other income (expense):
Interest income	5,000	-
Gain on forgiveness of liabilities	481,000	26,000
Interest expense	(238,000)	(742,000)
Equity in net loss of affiliate	-	(112,000)

Other expense, net	248,000	(828,000)

Net loss	(2,342,000)	(4,270,000)
Preferred stock dividends	(2,986,000)	-

Loss attributable to common stockholders	(5,328,000)	(4,270,000)

Other comprehensive (loss) income - foreign currency translation	(13,000)	18,000

Comprehensive loss	$ (5,341,000)	$ (4,252,000)

Basic and diluted net loss per common share	$ (0.08)	$ (0.30)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,	2004	2003
Cash flows from operating activities
Net loss	$ (2,342,000)	$ (4,270,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on notes payable	66,000	618,000
Amortization of deferred loan costs	-	38,000
Loss on disposal of property and equipment	-	1,000
Gain on forgiveness of liabilities	(481,000)	(26,000)
Amortization of intangibles	593,000	42,000
Depreciation and amortization	33,000	134,000
Equity in net loss of affiliate	-	70,000
Foreign exchange gain	(13,000)	15,000
Changes in assets and liabilities net of effects from purchase of LTEL:
Accounts receivable	150,000	(1,000)
Inventory	3,000	1,000
Prepaid expenses and other current assets	(261,000)	68,000
Other assets	7,000	4,000
Accounts payable	(1,233,000)	368,000
Accrued payroll and other compensation	(2,241,000)	982,000
Other accrued liabilities	308,000	(124,000)
Deferred revenues	(67,000)	(5,000)

Net cash used in operating activities	(5,478,000)	(2,085,000)

Cash flows from investing activities
Cash received in connection with LTEL acquisition	47,000	-
Collection of principal on notes receivable	-	403,000
Payments of deposit into escrow	(113,000)	-
Purchase of property and equipment	(18,000)	(2,000)

Net cash provided by investing activities	(84,000)	401,000

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	5,624,000	2,440,000
Proceeds from Issuance of Series I Preferred	3,010,000	-
Payment of dividend on Series H Preferred	(100,000)	-
Principal payments on notes payable	(91,000)	(116,000)
Proceeds from long-term debt	-	6,000
Principal payments on Series D debentures	-	(650,000)

Net cash provided by financing activities	8,443,000	1,680,000

Net increase (decrease) in cash and cash equivalents	2,881,000	(4,000)

Cash and cash equivalents at beginning of period	50,000	24,000

Cash and cash equivalents at end of period	$ 2,931,000	$ 20,000

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$ 177,000	$ 19,000

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

The Company purchased all of the capital stock of LTEL Holdings Corporation for $12,800,000.  In conjunction with the acquisition, the Company acquired $22,259,000 of assets and assumed $9,459,000 of liabilities of LTEL Holdings Corporation by the issuance of 7,036,801 shares of Class A common stock valued at $4,176,000, the issuance of 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock valued at $4,000,000 and the issuance of a 5% $10,000,000 promissory note valued at $4,624,000.

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

LecStar’s telecommunications services include wireline voice, data, and long distance and Internet services to business and residential customers (See Note 2 below).  LecStar Telecom, Inc. is certified by the Federal Communications Commission and nine states–Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee–as a competitive local exchange carrier to provide regulated local, long distance and international telecommunications services.  LecStar DataNet, Inc. provides non-regulated telecommunications services such as Internet access.

Business Condition - For the three months ended March 31, 2004 and 2003, the Company generated revenues of $1,925,000 and $590,000, respectively, incurred net losses of $2,342,000 and $4,270,000, respectively, and had negative cash flows from operating activities of $5,478,000 and $2,085,000, respectively.  As of March 31, 2004, the Company had an accumulated deficit of $212,878,000, negative working capital of $11,625,000, accrued employee wages of $4,723,000, accrued liabilities of $6,314,000, and accounts payable of $5,365,000.  The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2004, primarily due to significant expenditure requirements associated with marketing and developing its speech-enabling technologies and developing its telecommunications services business.

The Company’s cash resources, limited to collections from customers, draws on the fifth equity line, proceeds from the issuance of Series I Preferred stock and loan proceeds, are only sufficient to cover current operating expenses and payments of current liabilities. The Company has entered into certain term payment plans with current and former employees and vendors.  As a result of cash flow deficiencies, payments to former employees and vendors not on a payment plan have been delayed.  The Company significantly reduced its workforce during 2002 and 2003.  At March 31, 2004, unpaid compensation payable to current and former employees amounted to approximately $4,723,000 and vendor accounts payable amounted to approximately $5,365,000.  The Company has not been declared in default under the terms of any material agreements.

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

When arrangements to license software products do not require significant production, modification, or customization of software, revenue from licenses and royalties are recognized when persuasive evidence of a licensing arrangement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable.  Post-contract obligations, if any, generally consist of one year of support including such services as customer calls, bug fixes, and upgrades.  Related revenue is recognized over the period covered by the agreement.  Revenues from maintenance and support contracts are also recognized over the term of the related contracts.

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

	Three Months Ended
	March 31,
	2004	2003

Net loss, as reported	$(2,342,000)	$(4,270,000)
Add back: Total stock-based employee compensation	–	–
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(49,000)	(102,000)
Pro forma net loss	$(2,391,000)	$(4,372,000)
Basic and diluted net loss per common share:
As reported	$ (0.08)	$ 0.30)
Pro forma	(0.08)	(0.30)

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

In accordance with SFAS No. 141, "Business Combinations," the aggregate purchase price was $12,800,000 and consisted of the issuance of 7,036,801 shares of Class A common stock valued at $4,176,000 or $0.59 per share, 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock (the “Series H Preferred Stock”) with a stated value of $10,000 per share valued at $4,000,000, and a 5% $10,000,000 secured, six-year promissory note valued at $4,624,000.  The number of shares of Class A common stock issued under the terms of the Purchase Agreement was determined by dividing $3,000,000 by 90 percent of the average closing bid price of Fonix’s common stock for the first 30 of the 33 consecutive trading days immediately preceding the date certain regulatory approvals were deemed effective. Under the terms of the acquisition agreement, the number of Class A common shares was determinable on February 19, 2004 and the value of the shares of Class A common stock was established, in accordance with SFAS No. 141, as the average market price of the Fonix common stock over the three-day period through February 19, 2004.  The values of the Series H Preferred Stock and the promissory note were determined based on the estimated risk-adjusted cost of capital to Fonix at the date of the acquisition.  The fair value of the Series H Preferred Stock was based on an imputed yield rate of 25% per annum and the discount on the promissory note of $5,376,000 was based on an imputed interest rate of 25% per annum.

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

Current Assets	$ 2,390,000
Investments	237,000
Property and equipment	148,000
Deposits and other assets	984,000
Intangible assets	18,500,000
Total assets acquired	22,259,000
Current liabilities	(8,923,000)
Long-term portion of notes payable	(536,000)
Total liabilities assumed	(9,459,000)
Net Assets Acquired	$ 12,800,000

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

The principal holder of the Series H Preferred Stock has placed 800 shares of Series H Preferred Stock in escrow for a period of 24 months from the date of acquisition as a fund of recovery for the indemnification obligations set forth in the acquisition agreement of the selling stockholders, generally, and such principal holder of the Series H Preferred Stock, specifically.

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

The Debentures were originally due April 9, 2003.  However, the Company and Breckenridge agreed in January 2003 to modify the terms of the Debentures requiring the following principal payments plus accrued interest: $400,000 in January 2003; $350,000 in February 2003; $250,000 in March 2003; $250,000 in April 2003; and $250,000 in May 2003.  Additionally, the Company agreed to release 237,584 of the Collateral Shares to Breckenridge as consideration (the “Released Shares”) for revising the terms of the purchase agreement.  The additional shares were accounted for as an additional discount of $285,000.  The value of the shares was amortized over the modified term of the Debentures as interest expense.  The Company did not make the last three payments as scheduled.  Breckenridge asserted its rights under the Debenture agreement for penalties, as the Company did not meet the prescribed payment schedule.  Breckenridge asserted a claim of $379,000 which the Company disputed.  Both parties subsequently agreed to satisfy the claim in full through the issuance of 1,550,000 shares of the Company’s Class A common stock with a value of $225,000.  The Company transferred the shares to Breckenridge on October 20, 2003, in full satisfaction of the claim and recorded the penalty as interest expense.

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

Series H Preferred Stock - As further described in Note 2, the Company issued 2,000 shares of 5% Series H nonvoting, nonconvertible Preferred Stock with a stated value of $10,000 per share on February 24, 2004.  Dividends on the stated value of the outstanding Series H Preferred Stock are payable at the rate of 5% per annum as and when declared by the Board of Directors.  The annual dividend requirement is $1,000,000.  If dividends are declared on Fonix's common stock, as a condition of that dividend, Fonix is required to pay 3% of the aggregate amount of such dividend to the holders of the Series H Preferred Stock.  Dividends on the Series H Preferred Stock are payable in cash or, at the option of Fonix, in shares of Class A common stock. As of March 31, 2004, the Company paid a dividend of $100,000 on its Series H Preferred Stock.

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

Fonix has the option, but not the obligation, exercisable at any time, to redeem all or any portion of the outstanding Series H Preferred Stock.  The redemption price is equal to any unpaid accumulated dividends on the redeemed shares plus a percentage of the $10,000 per share stated value of the redeemed shares, based on the date the redemption occurs in relation to the original issuance date as follows: before the second anniversary - 102%; thereafter but before the third anniversary - 104%; thereafter but before the fourth anniversary - 106% and thereafter - 108%.  If shares of Series H Preferred Stock are redeemed, additional Series H Preferred Stock dividends will be recognized on the date of redemption in an amount equal to the difference between the amount paid to redeem the shares and their original fair value at the date of issuance of $2,000 per share.

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

The Company has allocated the proceeds received from the Series I Preferred Stock offering, based on the relative fair values of the securities issued, as follows: $261,000 to the warrants; $730,000 to the Class A common stock; $429,000 to the Series I Preferred Stock and $1,830,000 to the Series I Preferred Stock beneficial conversion option received by Breckenridge.  The amounts allocated to the warrants, the common stock and the beneficial conversion option resulted in a discount on the Series I Preferred Stock of $2,821,000 that was immediately recognized as a dividend on the Series I Preferred Stock on January 29, 2004. The Company determined that the Series I Preferred Stock was not mandatorily redeemable under the requirements of FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and has classified the Series I Preferred Stock as a component of stockholders’ equity.  The warrants have been classified as an accrued liability in the accompanying financial statements.

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

Our revenues increased from $590,000 for the three months ended March 31, 2003 to $1,925,000 for the three months ended March 31, 2004, primarily due to contributions from our recent acquisition of LecStar.  However, we incurred negative cash flows from operating activities of $5,478,000 during the three months ended March 31, 2004.  Sales and licensing of Products have not been sufficient to finance ongoing operations.  As of March 31, 2004, we had negative working capital of $11,625,000, an accumulated deficit of $212,878,000, accrued employee wages of $4,723,000, accrued liabilities of $6,314,000 and accounts payable of $5,365,000.  Our continued existence is dependent upon several factors, including our success in (1) increasing Product license, royalty, sales, and services revenues, (2) raising sufficient additional equity and debt funding through the use of the fifth equity line or other facilities, and (3) minimizing and reducing operating costs.  Until sufficient revenues are generated from operating activities, we expect to continue to fund our operations through the sale of our equity securities, primarily in connection with the fifth equity line.

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

Revenue Recognition - We recognize revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition” and related interpretations.  We generate revenues from licensing the rights to its software products to end-users and from royalties.  We also generate service revenues from the sale of consulting and development services.

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

We had $1,925,000 in revenue and a comprehensive loss of $5,341,000 for the three months ended March 31, 2004.  Net cash used in operating activities of $5,478,000 for the three months ended March 31, 2004, resulted principally from the net loss incurred of $2,342,000, decreased accrued payroll and compensation expenses of $2,241,000, decreased accounts payable of $1,233,000, forgiveness of accrued liabilities of $481,000, decreased prepaid expenses of $261,000 and decreased deferred revenues of $67,000, partially offset by amortization of intangibles related to the acquisition of LecStar of $593,000, reductions in accounts receivable of $150,000, accretion of the discount on notes payable of $66,000, increases in other accrued liabilities of $308,000, and depreciation expense of $33,000.  Net cash used in investing activities of $84,000 for the three months ended March 31, 2004, consisted of payments to the escrow account related to the Series I Preferred Stock of $113,000 and purchases of equipment of $18,000 partially offset by cash received in connection with the acquisition of LecStar of $47,000.  Net cash provided by financing activities of $8,443,000 consisting primarily of the receipt of $5,624,000 in cash related to the sale of shares of Class A common stock and the receipt of $3,010,000 in cash related to the issuance of the Series I Preferred Stock, partially offset by dividend payments on the Series H Preferred Stock of $100,000 and payments on notes payable of $91,000.

We had negative working capital of $11,625,000 at March 31, 2004, compared to negative working capital of $13,188,000 at December 31, 2003.  Current assets increased by $6,514,000 to $6,856,000 from December 31, 2003 to March 31, 2004.  Current liabilities increased by $4,951,000 to $18,481,000 during the same period.  The change in working capital from December 31, 2003, to March 31, 2004, reflects, in part, the receipt of the proceeds from the issuance of the Series I Preferred Stock and the receipt of proceeds from puts under the equity line partially offset by increases in accounts payable, accrued liabilities and deferred revenues.  Total assets were $28,941,000 at March 31, 2004, compared to $3,173,000 at December 31, 2003.

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

As noted above, as of March 31, 2004, we had an accumulated deficit of $212,878,000, negative working capital of $11,625,000, accrued employee wages and other compensation of $4,723,000, accrued liabilities of $6,314,000, and accounts payable $5,365,000.  Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations, although we have limited capital available under an equity line of credit.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through the sale of our equity securities, primarily in connection with the fifth equity line.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  Over the past year, we have reduced our workforce by approximately 50%.  This reduction in force may adversely affect our ability to fill existing orders.  As we have noted in our annual report and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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

Date: August 23, 2004

/s/ Roger D. Dudley

Roger D. Dudley, Executive Vice President,

Chief Financial Officer

(Principal financial officer)