Form 10-Q
period 2004-06-30
FONIX CORP
filed 2004-08-23
CIK 855585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004, or

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

As of August 20, 2004, there were issued and outstanding 94,295,183 shares of our Class A common stock.

#

FONIX CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page

Item 1.

Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – As of June 30, 2004 and December 31, 2003

3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the

   Three Months and Six Months Ended June 30, 2004 and 2003

4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended

    June 30, 2004 and 2003

5

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

22

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

35

Item 4.

Evaluation of Disclosure Controls and Procedures

36

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

36

Item 2.

Changes in Securities and Use of Proceeds

36

Item 6.

Exhibits and Reports on Form 8-K

36

#

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003

ASSETS

Current assets
Cash and cash equivalents	$ 1,273,000	$ 50,000
Deposit in escrow	340,000	-
Subscriptions receivable	-	245,000
Accounts receivable	1,924,000	4,000
Inventory	3,000	3,000
Prepaid expenses and other current assets	256,000	40,000

Total current assets	3,796,000	342,000

Long-term investments	237,000	-

Property and equipment, net of accumulated depreciation of $1,361,000 and $1,176,000, respectively	255,000	125,000

Other assets	1,041,000	75,000

Intangible assets, net of accumulated amortization of $2,282,000 and $0, respectively	15,480,000	-

Goodwill, net of accumulated amortization of $2,296,000	2,631,000	2,631,000

Total assets	$ 23,440,000	$ 3,173,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accrued payroll and other compensation	$ 3,843,000	$ 6,964,000
Accounts payable	5,433,000	2,650,000
Accrued liabilities - related parties	1,443,000	1,443,000
Accrued liabilities	5,181,000	1,189,000
Call warrants	261,000	-
Deferred revenues	1,052,000	540,000
Notes payable - related parties	463,000	467,000
Advance on Series I Preferred Stock	-	240,000
Current portion of notes payable	303,000	30,000
Deposits and other	180,000	7,000

Total current liabilities	18,159,000	13,530,000

Long-term notes payable, net of current portion	5,397,000	40,000

Total liabilities	23,556,000	13,570,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,012)	500,000	500,000
Series H, nonconvertible; 2,000 shares outstanding (aggregate liquidation preference of $20,000,000)	4,000,000	-
Series I, convertible; 3,250 shares outstanding (aggregate liquidation preference of $3,250,000)	3,250,000	-
Common stock, $0.0001 par value; 800,000,000 shares authorized;
Class A voting, 87,594,231 and 54,329,787 shares outstanding, respectively	9,000	5,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	209,593,000	195,284,000
Outstanding warrants to purchase Class A common stock	1,272,000	1,334,000
Cumulative foreign currency translation adjustment	17,000	30,000
Accumulated deficit	(218,757,000)	(207,550,000)

Total stockholders' deficit	(116,000)	(10,397,000)

Total liabilities and stockholders' deficit	$ 23,440,000	$ 3,173,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$ 4,242,000	$ 632,000	$ 6,168,000	$ 1,221,000
Impairment loss on capitalized software technology	-	(822,000)	-	(822,000)
Cost of revenues	(2,269,000)	(103,000)	(3,062,000)	(183,000)

Gross profit	1,973,000	(293,000)	3,106,000	216,000

Expenses:
Selling, general and administrative	3,779,000	1,518,000	6,130,000	3,761,000
Impairment loss on intangible assets	738,000	302,000	738,000	302,000
Amortization of intangible assets	1,709,000	-	2,282,000	34,000
Product development and research	668,000	1,084,000	1,466,000	2,759,000

Total expenses	6,894,000	2,904,000	10,616,000	6,856,000

Other income (expense):
Interest income	1,000	10,000	5,000	10,000
Gain on forgiveness of liabilities	21,000	-	502,000	26,000
Interest expense	(666,000)	(322,000)	(902,000)	(1,064,000)
Equity in net loss of affiliate	-	(77,000)	-	(189,000)

Other expense, net	(644,000)	(389,000)	(395,000)	(1,217,000)

Net loss	(5,565,000)	(3,586,000)	(7,905,000)	(7,857,000)
Preferred stock dividends	(315,000)	-	(3,300,000)

Loss attributable to common stockholders	(5,880,000)	(3,586,000)	(11,205,000)	(7,857,000)

Other comprehensive loss - foreign currency translation	-	(27,000)	-	(8,000)

Comprehensive loss	$ (5,880,000)	$ (3,613,000)	$ (11,205,000)	$ (7,865,000)

Basic and diluted net loss per common share	$ (0.07)	$ (0.19)	$ (0.15)	$ (0.48)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities
Net loss	$ (7,905,000)	$ (7,857,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on notes payable	214,000	861,000
Amortization of investment in affiliate	-	84,000
Impairment losses	737,000	1,124,000
Gain on forgiveness of liabilities	(502,000)	-
Amortization of intangibles	2,282,000	84,000
Depreciation and amortization	189,000	169,000
Equity in net loss of affiliate	-	105,000
Foreign exchange gain	(13,000)	(12,000)
Changes in assets and liabilities, net of effects from purchase of LTEL:
Accounts receivable	355,000	27,000
Inventory	-	20,000
Prepaid expenses and other current assets	(151,000)	14,000
Other assets	18,000	77,000
Accounts payable	(1,144,000)	1,018,000
Accrued payroll and other compensation	(3,121,000)	2,334,000
Other accrued liabilities	461,000	(194,000)
Deferred revenues	(107,000)	(88,000)
Bank overdraft	-	142,000

Net cash used in operating activities	(8,687,000)	(2,092,000)

Cash flows from investing activities
Cash recived in connection with LTEL acquisition	47,000	-
Collection of principal on notes receivable	-	403,000
Payments of deposit into escrow	(340,000)	-
Purchase of property and equipment	(171,000)	-

Net cash (used in) provided by investing activities	(464,000)	403,000

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	7,809,000	2,565,000
Proceeds from Issuance of Series I Preferred	3,010,000	-
Payment of dividend on Series H Preferred	(350,000)	-
Principal payments on notes payable	(95,000)	(254,000)
Proceeds from long-term debt	-	5,000
Principal payments on Series D debentures	-	(650,000)

Net cash provided by financing activities	10,374,000	1,666,000

Net increase (decrease) in cash and cash equivalents	1,223,000	(23,000)

Cash and cash equivalents at beginning of period	50,000	24,000

Cash and cash equivalents at end of period	$ 1,273,000	$ 1,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended
	June 30,
Supplemental disclosure of cash flow information:	2004	2003

Cash paid during the period for interest	$ 522,500	$ 19,000

Supplemental Schedule of Non-cash Investing and Financing Activities:

For the Six Months Ended June 30, 2004:

Issued 639,732 shares of Class A common stock for $245,000 in subscriptions receivable.

For the Six Months Ended June 30, 2003:

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

Converted $113,768 of accounts payable into a note payable

Supplemental schedule of noncash investing and financing activities

For the Six Months Ended June 30, 2004:

Issued 1,463,753 shares of Class A common stock in full satisfaction of $292,000 of liabilities.

The Company purchased all of the capital stock of LTEL Holdings Corporation for $12,800,000.  In conjunction with the acquisition, the Company acquired $22,259,000 of assets and assumed $9,459,000 liabilities of LTEL Holdings Corporation by the issuance of 7,036,801 shares of Class A common stock valued at $4,176,000, the issuance of 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock valued at $4,000,000 and the issuance of a 5% $10,000,000 promissory note valued at $4,624,000.

For the Six Months Ended June 30, 2003:

Issued 2,108,569 shares of Class A common stock in conversion of $407,000 of Series D Debentures principal and $26,000 of related accrued interest.

Issued 237,584 shares of Class A common stock valued at $285,000 as consideration for deferment of Series D Debentures; issuance of shares represented an increase to the discount amortized over the revised term of the Series D Debentures.

Converted $114,000 of accounts payable into a note payable.

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

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented.  The Company’s business strategy is not without risk, and readers of these condensed consolidated financial statements should carefully consider the risks set forth under the heading “Certain Significant Risk Factors” in the Company’s 2003 Annual Report on Form 10-K, together with any amendments thereto.

Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2003 Annual Report on Form 10-K together with any amendments thereto.

Nature of Operations – The Company and its subsidiaries are engaged in developing, acquiring and marketing proprietary speech-enabling technologies and in operating LecStar Telecom, Inc., a regional provider of telecommunications services in the Southeastern United States and LecStar DataNet, Inc., a provider of Internet services.  LecStar Telecom, Inc. and LecStar DataNet, Inc. are collectively referred to in this report as “LecStar.”  The Company’s speech-enabling technologies include automated speech recognition and text-to-speech.  The Company offers its speech-enabling technologies to markets for electronic games, embedded automotive, wireless and mobile devices, computer telephony and server solutions and personal software for consumer applications.  The Company seeks to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips. Revenues are generated through licensing of speech-enabling technologies, maintenance contracts and services.

LecStar’s telecommunications services include wireline voice, data, long distance and Internet services to business and residential customers (see Note 2 below).  LecStar Telecom, Inc., is certified by the Federal Communications Commission in nine states–Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee–as a competitive local exchange carrier  (“CLEC”) to provide regulated local, long distance and international telecommunications services.  LecStar DataNet, Inc. provides non-regulated telecommunication services such as Internet access.

Business Condition - For the three months ended June 30, 2004 and 2003, the Company generated revenues of $4,242,000 and $632,000, respectively and incurred net losses of $5,565,000 and $3,586,000.  For the six months ended June 30, 2004, the Company generated revenues of $6,168,000 and $1,221,000, respectively, incurred net losses of $7,905,000 and $7,857,000, respectively, and had negative cash flows from operating activities of $8,687,000 and $2,092,000, respectively.  As of June 30, 2004, the Company had an accumulated deficit of $218,757,000, negative working capital of $14,363,000, accrued employee wages of $3,843,000, accrued liabilities of $6,624,000, and accounts payable of $5,433,000.  The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2004, primarily due to significant expenditure requirements associated with continued marketing and development of its speech-enabling technologies and developing its telecommunications services business.

The Company’s cash resources, limited to collections from customers, draws on the Fifth Equity Line (discussed below), proceeds from the issuances of preferred stock and loan proceeds, are only sufficient to cover current operating expenses and payments of current liabilities. The Company has entered into certain term payment plans with current and former employees and vendors.  As a result of cash flow deficiencies, payments to former employees and vendors not on a payment plan have been delayed.  The Company significantly reduced its workforce during 2002 and 2003.  At June 30, 2004, unpaid compensation payable to current and former employees amounted to approximately $3,843,000 and vendor accounts payable amounted to approximately $5,433,000.  The Company has not been declared in default under the terms of any material agreements.

These factors, as well as the risk factors set out in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, together with any amendments thereto, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  During the first quarter of 2004, Fonix acquired LTEL Holding Corporation (“LTEL”) and its two operating subsidiaries, LecStar Telecom, Inc. and LecStar DataNet, Inc.  Management anticipates that LecStar will provide the Company with an additional revenue stream that will increase funds available for working capital.  Management also intends to utilize LecStar’s customer base as an additional marketing channel for the Company’s speech-enabling technologies.

During 2003, the Company agreed to issue to Breckenridge 3,250 shares of 8% Series I convertible preferred stock for an aggregate purchase price of $3,250,000, net of the private placement funds which the Company had already received (see Note 7 to Condensed Consolidated Financial Statements).  The Company is utilizing the net proceeds from the Series I preferred shares for working capital and for repayment of certain of the Company’s deeply discounted liabilities.  Management plans to fund further operations of the Company through proceeds from additional issuance of debt and equity securities (including draws on the fifth equity line), from cash flows from future license and royalty arrangements and from LecStar’s telecommunication operations.  There can be no assurance that management’s plans will be successful.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  As of June 30, 2004 and 2003, there were outstanding common stock equivalents to purchase 17,970,599 and 6,070,558 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,
	2004		2003
	Amount	Per Share Amount	Amount	Per Share Amount
Net loss	$ (5,565,000)		$ (3,586,000)
Preferred stock dividends	(315,000)		-
Net loss attributable to common stockholders	$ (5,880,000)	$ (0.07)	$ (3,586,000)	$ (0.19)
Weighted-average common shares outstanding	87,435,055		18,588,478

	Six Months Ended June 30,
	2004		2003
	Amount	Per Share Amount	Amount	Per Share Amount
Net loss	$ (7,905,000)		$ (7,857,000)
Preferred stock dividends	(3,300,000)		-
Net loss attributable to common stockholders	$ (11,205,000)	$ (0.15)	$ (7,857,000)	$ (0.48)
Weighted-average common shares outstanding	76,801,462		16,507,323

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

Intangible Assets – Intangible assets are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives.  Intangible assets are assessed for impairment on a quarterly basis and impairment is recognized if the carrying amount is not recoverable or exceeds its fair value.  At June 30, 2003, the Company recognized an impairment loss on its speech software technology of $1,124,000 representing the full carrying amount, based on estimated future cash flows from the speech software technology.  At June 30, 2004, the Company recognized an impairment loss on the contracts and agreements intangible asset acquired in connection with the LecStar acquisition (see Note 2 below) of $738,000 based on estimated future cash flows.

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

Revenues of all types are recognized when acceptance of functionality and rights of return are confirmed or can be reasonably estimated, as appropriate.  Revenues from development and consulting services are recognized on a completed-contract basis when the services are completed and accepted by the customer.  The completed-contract method is used because the Company’s contracts are either short-term in duration or the Company is unable to make reasonably dependable estimates of the costs of the contracts.  Revenue for hardware units delivered is recognized when delivery is verified and collection assured.

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

Revenues from telecommunication services are derived principally from monthly service fees to customers for telecommunications usage.  The service fees are charged to customers at a fixed rate per month. Service fees are billed one month in advance but recognized when earned, in the period in which the service is provided.

Deferred revenue as of June 30, 2004 and December 31, 2003, consisted of the following:

Description	Criteria for Recognition	June 30, 2004	December 31, 2003
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 451,000	$ 535,000
Telecom services	Service provided for customer	556,000	--
Deferred customer support agreements	Expiration of period covered by support agreement	45,000	5,000
Total Deferred revenue		$ 1,052,000	$ 540,000

Cost of revenues from license, royalties, and maintenance consists of costs to distribute the product, installation and support personnel compensation, amortization and impairment of capitalized speech software costs, licensed technology and other related costs.  Cost of service revenues consists of personnel compensation and other related costs.

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

At June 30, 2004, the Company had stock-based employee compensation plans.  The Company accounts for the plans under the recognition method and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock, and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company’s common stock, and is recognized on the date of award or purchase.  The effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation would be as follows:

	Three Months Ended
	June 30
	2004	2003

Net loss, as reported	$(5,565,000)	$(3,586,000)
Add back: Total stock-based employee compensation	–	–
Deduct: Total stock-based employee compensation benefit (expense) determined under fair value based method for all awards	(10,000)	3,000
Pro forma net loss	$(5,575,000)	$(3,583,000)
Basic and diluted net loss per common share:
As reported	$ (0.07)	$ (0.19)
Pro forma	(0.07)	(0.19)

	Six Months Ended
	June 30,
	2004	2003

Net loss, as reported	$(7,905,000)	$(7,857,000)
Add back: Total stock-based employee compensation	–	–
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(59,000)	(93,000)
Pro forma net loss	$(7,964,000)	$(7,950,000)
Basic and diluted net loss per common share:
As reported	$ (0.15)	$ (0.48)
Pro forma	(0.15)	(0.48)

2.  ACQUISITIONS

LecStar Acquisition - On February 24, 2004, Fonix acquired all of the capital stock of LTEL Holdings Corporation ("LTEL") and its wholly owned subsidiaries, LecStar Telecom, Inc. and LecStar DataNet, Inc. (collectively "LecStar").  The results of LecStar's operations are included in the consolidated financial statements from February 24, 2004.  LecStar is a regional provider of communications services, including wireline voice, data, long distance and Internet services, to business and residential customers in the Southeastern United States. LecStar Telecom, Inc., is certified by the Federal Communications Commission in nine states-Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee-as a CLEC to provide regulated local, long distance and international telecommunications services.  LecStar DataNet, Inc. provides non-regulated telecommunications services such as Internet access.

Fonix acquired LecStar to provide Fonix with a recurring revenue stream, a growing customer base and new marketing channels for Fonix speech products and to reduce the cost of capital.  LecStar has continued to grow its business throughout the recent downturn in the telecommunications industry.

In accordance with SFAS No. 141, "Business Combinations," the aggregate purchase price was $12,800,000 and consisted of the issuance of 7,036,801 shares of Class A common stock valued at $4,176,000 or $0.59 per share, 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock (the “Series H Preferred Stock”) with a stated value of $10,000 per share valued at $4,000,000, and a 5% $10,000,000 secured, six-year promissory note valued at $4,624,000.  The number of shares of Class A common stock issued under the terms of the purchase agreement was determined by dividing $3,000,000 by 90 percent of the average closing bid price of Fonix’s common stock for the first 30 of the 33 consecutive trading days immediately preceding the date certain regulatory approvals were deemed effective. Under the terms of the acquisition agreement, the number of Class A common shares was determinable on February 19, 2004.  Accordingly, the value of the shares of Class A common stock was established, in accordance with SFAS No. 141, as the average market price of the Fonix common stock over the three-day period through February 19, 2004.  The values of the Series H Preferred Stock and the promissory note were determined based on the estimated risk-adjusted cost of capital to Fonix at the date of the acquisition.  The fair value of the Series H Preferred Stock was based on an imputed yield rate of 25 percent per annum and the discount on the promissory note of $5,376,000 was based on an imputed interest rate of 25 percent per annum.

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

The following pro forma information is presented to reflect the operations of the Company and LTEL on a combined basis as if the acquisition of LTEL had been completed as of the beginning of the three-month period ended June 30,2 003, and the six-month periods ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,	Six Months Ended June 30,
	2003	2004	2003

Revenues	$ 4,129,000	$ 9,272,000	$ 8,224,000
Net loss	$ (5,588,000)	$ (9,405,000)	$ (12,187,000)
Basic and diluted net loss per common share	$ (0.30)	$ (0.12)	$ (0.59)

Dividends on the Series H Preferred Stock and interest on the promissory note are payable in cash or, at the option of Fonix, in shares of Class A common stock.  Fonix agreed to file a registration statement registering the sale of the Class A common stock issued in the acquisition of LTEL and 4,000,000 additional shares of Class A common stock issuable as payment of interest on the promissory note and as dividends on the Series H Preferred Stock by June 23, 2004.  The registration statement was filed with the SEC on May 11, 2004, and had not been declared effective as of the date of this quarterly report.  The promissory note is secured by the assets and capital stock of LTEL and LecStar.

3.  GOODWILL AND INTANGIBLE ASSETS

Goodwill - Goodwill relates solely to our speech-enabling business segment.  The carrying value of goodwill is assessed for impairment quarterly. That assessment resulted in no impairment and the carrying value of goodwill remained unchanged at $2,631,000 during the six months ended June 30, 2004.

Intangible Assets - The components of other intangible assets at June 30, 2004 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment of Intangibles	Net Carrying Amount
Customer base – business	$ 8,139,000	$ (823,000)	$ --	$ 7,316,000
Customer base – residential	6,291,000	(911,000)	--	5,380,000
Contracts and agreements	2,960,000	(548,000)	(738,000)	1,674,000
Total Amortizing Intangible Assets	17,390,000	(2,282,000)	(738,000)	14,370,000
Indefinite-lived Intangible Assets:
Brand name	1,110,000	--	--	1,110,000

Total Intangible Assets	$ 18,500,000			$ 15,480,000

Customer base amortization was $1,300,000 during the three months ended June 30, 2004 and amortization related to contracts and agreements was $411,000 for the same period.  All amortization expense is charged to selling, general and administrative expense.  At June 30, 2004, the Company recognized an impairment loss on the contracts and agreements intangible asset acquired in connection with the LecStar acquisition of $738,000 based on estimated future cash flows.

Estimated aggregate amortization expense for the year ending December 31, 2004 and each of the succeeding three years is as follows:

2004

$

5,454,000

2005

6,305,000

2006

3,743,000

2007

1,151,000

4.  NOTES PAYABLE

During the first quarter of 2003, the Company entered into a promissory note with an unrelated third party converting accounts payable for outstanding lease payments of $114,000 to a note payable.  This note accrued interest at 10% annually and was paid in full during the quarter ended March 31, 2004.

In connection with the acquisition of the capital stock of LTEL, the Company issued a 5%, $10,000,000, secured, six-year note payable to McCormack Avenue, Ltd.  Under the terms of the note payable, quarterly interest only payments are required through January 15, 2005, with quarterly principal and interest payments beginning April 2005 through the final payment due January 2010.  During the six months ended June 30, 2004, the Company made scheduled interest only payments of $175,000. The discount on the note is based on an imputed interest rate of 25%. The carrying amount of the note is net of unamortized discount of $5,310,000 at June 30, 2004.

On February 28, 2003, LecStar established an asset securitization facility which provided LecStar with $750,000. Assets securitized under this facility consist of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana.  LecStar has pledged both its interest in the special purpose securitization facility, LecStar Telecom Ventures LLC, and customer accounts receivable to the lender.

The Company has recorded the $750,000 as a note payable in its consolidated financial statements.  The note bears an interest rate of 6.5% and is due on February 27, 2007, with 24 equal monthly installments beginning on March 6, 2005. LecStar currently makes monthly interest only payments on the note.

LecStar has outstanding unsecured demand notes to officers, directors and investors bearing an interest rate of 12%. At June 30, 2004, the total outstanding balance due under the demand notes was $89,000.

5.  RELATED-PARTY NOTES PAYABLE

In connection with the acquisition of certain entities in 1998, the Company issued unsecured demand notes payable to former stockholders of the acquired entities in the aggregate amount of $1,710,000.  Of the notes payable, $78,000 remained unpaid as of June 30, 2004.  During 2000, the holders of these notes made demand for payment and the Company commenced negotiating with the holders of these notes to reduce the outstanding balance.  No additional demands have been made and no payments have been made by the Company to the holders of these notes.

During 2002, two executive officers of the Company (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to the Company under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in Company operations.  The advances bear interest at 10 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003.  The Company and the lenders agreed to postpone the maturity date on several occasions.  The note is presently due December 31, 2004.  After December 11, 2002, all or part of the outstanding balance and unpaid interest became convertible at the option of the Lenders into shares of Class A common stock of the Company.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

In October 2002, the Lenders pledged 30,866 shares of the Company's Class A common stock to the Equity Line Investor in connection with an advance of $183,000 to the Company under the Third Equity Line.  The Equity Line Investor subsequently sold the pledged shares and applied $82,000 of the proceeds as a reduction of the advance.  The value of the pledged shares of $82,000 was treated as an additional advance from the Lenders under the revolving line of credit.

During the fourth quarter of 2003, the Company made a principal payment of $26,000 against the outstanding balance of the promissory note.  The remaining balance due at June 30, 2004 was $386,000.

The unpaid balance of of $386,000 is secured by a second priority security interest in the Company’s intellectual property rights.  As of June 30, 2004, the Lenders had not converted any of the outstanding balance or interest into common stock.

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

In connection with the issuance of the Debentures, the Company issued, as collateral to secure its performance under the Debenture, 2,083,333 shares of Class A common stock (the "Collateral Shares"), which were placed into an escrow pursuant to an escrow agreement.  Under the escrow agreement, the Collateral Shares would not be released to Breckenridge unless the Company was delinquent with respect to payments under the Debenture.

The Debentures were originally due April 9, 2003.  However, the Company and Breckenridge agreed in January 2003 to modify the terms of the Debentures requiring the following principal payments plus accrued interest: $400,000 in January 2003; $350,000 in February 2003; $250,000 in March 2003; $250,000 in April 2003; and $250,000 in May 2003.  Additionally, the Company agreed to release 237,584 of the Collateral Shares to Breckenridge as consideration (the “Released Shares”) for revising the terms of the purchase agreement.  The additional shares were accounted for as an additional discount of $285,000.  The value of the shares was amortized over the modified term of the Debentures as interest expense.  The Company did not make the last three payments as scheduled and Breckenridge asserted its rights under the Debenture agreement for penalties.  Breckenridge asserted a claim of $379,000 which the Company disputed.  Both parties subsequently agreed to satisfy the claim in full through the issuance of 1,550,000 shares of the Company’s Class A common stock with a value of $225,000.  The Company transferred the shares to Breckenridge on October 20, 2003, in full satisfaction of the claim and recorded the penalty as interest expense.

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

In March 2004, the Company discovered that during 2003 an aggregate of 2,277,778 shares of Class A common stock (the “Unauthorized Shares”) were improperly transferred to the Debenture holder as a result of (i) the unauthorized release from escrow of the Collateral Shares (net of the Released Shares), and (ii) the transfer to the Debenture holder of a duplicate certificate for 194,445 shares where the original certificate was not returned to the transfer agent for cancellation.  The Unauthorized Shares were, therefore, in excess of the shares the Debenture holder was entitled to receive.  No consideration was paid to or received by the Company for the Unauthorized Shares during 2003; therefore, the Company did not recognize the Unauthorized Shares as being validly issued during 2003 nor subsequently.  Accordingly, the Company does not deem the Unauthorized Shares to be validly outstanding and the transfer of the Unauthorized Shares to the Debenture holder has not been recognized in the accompanying consolidated financial statements.

Upon discovering in March 2004 that the Unauthorized Shares had been improperly transferred to the Debenture holder, the Company attempted to settle the matter with the Debenture holder but was unable to reach a settlement.  Accordingly, on May 3, 2004, the Company filed a lawsuit against the Debenture holder, alleging the improper transfer to and subsequent sale of the Unauthorized Shares by the Debenture holder.  The complaint seeks (i) a declaratory judgment that the Company may set off the fair value of the Unauthorized Shares against the value the Company owes to the Debenture holder in connection with the Series I Preferred Stock transaction (see Note 7), (ii) judgment against the Debenture holder for the fair value of the Unauthorized Shares, and (iii) punitive damages from the Debenture holder for improper conversion of the Unauthorized Shares.

7.  PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock - At June 30, 2004, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

Series H Preferred Stock - As further described in Note 2, the Company issued 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock with a stated value of $10,000 per share on February 24, 2004.  Dividends on the stated value of the outstanding Series H Preferred Stock are payable at the rate of 5% per annum as and when declared by the Board of Directors.  The annual dividend requirement is $1,000,000.  If dividends are declared on Fonix's common stock, as a condition of that dividend, Fonix is required to pay 3% of the aggregate amount of such dividend to the holders of the Series H Preferred Stock.  Dividends on the Series H Preferred Stock are payable in cash or, at the option of Fonix, in shares of Class A common stock. As of June 30, 2004, the Company has paid dividends totaling $350,000 on its Series H Preferred Stock.

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

Series I Convertible Preferred Stock - On October 24, 2003, the Company entered into a private placement of shares of its Class A common stock with The Breckenridge Fund, LLC, a New York limited liability company ("Breckenridge").  Under the terms of the private placement, Breckenridge agreed to purchase 1,043,478 shares of our Class A common stock for $240,000 (the "Private Placement Funds").

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

Following negotiations with Breckenridge, on January 29, 2004, the Company issued to Breckenridge 3,250 shares of 8% Series I Convertible Preferred Stock (the "Series I Preferred Stock"), for an aggregate purchase price of $3,250,000, including the Private Placement Funds which the Company had already received.  The Company received the proceeds from the issuance of the Series I Preferred Stock in January 2004.  The Series I Preferred Stock was issued under a purchase agreement (the "Purchase Agreement") dated as of December 31, 2003. The Series I Preferred Stock has a stated value of $1,000 per share.

In connection with the offering of the Series I Preferred Stock, the Company also issued to Breckenridge warrants to purchase up to 965,839 shares of the Company’s Class A common stock at $0.50 per share, exercisable through December 31, 2008, and issued 2,414,596 shares of Class A common stock.

In connection with the issuance of the Series I Preferred Stock, the Company agreed to register the resale by Breckenridge of the Class A common shares issued and the Class A common shares issuable upon conversion of the Series I Preferred Stock, issuable as payment of dividends accrued on the Series I Preferred Stock and issuable upon exercise of the warrants.

Dividends on the Series I Preferred Stock are payable at the annual rate of 8% of the stated value of the shares of Series I Preferred Stock outstanding.  The dividends are payable in cash or shares of our Class A common stock, at the Company’s option.  Aggregate annual dividend requirements for the Series I Preferred Stock are $260,000. As of June 30, 2004, the Company accrued a dividend of $130,000 on its Series I Preferred Stock.

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

The Company has granted Breckenridge a first priority security interest in Company’s intellectual property assets as security under the Purchase Agreement.  Breckenridge has agreed to release such lien upon the registration of the Company’s Class A common stock, as outlined above, becoming effective and the Company depositing $2,000,000 in the Escrow Account.

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

The Company has allocated the proceeds received from the Series I Preferred Stock offering, based on the relative fair values of the securities issued, as follows: $261,000 to the warrants; $730,000 to the Class A common stock; $429,000 to the Series I Preferred Stock and $1,830,000 to the Series I Preferred Stock beneficial conversion option received by Breckenridge.  The amounts allocated to the warrants, the common stock and the beneficial conversion option resulted in a discount on the Series I Preferred Stock of $2,821,000 that was immediately recognized as a dividend on the Series I Preferred Stock on January 29, 2004. The Company determined that the Series I Preferred Stock was not mandatorily redeemable under the requirements of FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and has classified the Series I Preferred Stock as a component of stockholders’ equity.  The warrants have been classified as a liability in the accompanying financial statements.

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

The Company entered into an agreement with the Equity Line Investor to terminate all previous equity lines, and to cease further draws or issuance of shares under all previous equity lines.  As such, as of the date of this report, the only active equity line of credit was the Fifth Equity Line.

For the six months ended June 30, 2004 the Company received $8,050,000 in funds drawn under the Fifth Equity Line, less commissions and fees of $262,000, and issued 22,349,293 shares of Class A common stock to the Equity Line Investor.  As of June 30, 2004, the Company owed 1,319,019 shares of Class A common stock to the Equity Line Investor relating to funds received under a put notice valued at $339,000.  This amount is reflected in the financial statements as an accrued liability.

9.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Reverse Stock Split - On March 24, 2003, the Company’s shareholders approved a one-for-forty reverse stock split to its outstanding Class A common stock and common stock options and warrants effective as of April 4, 2003.  The stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented.

Class A Common Stock – During the six months ended June 30, 2004, 22,349,293 shares of Class A common stock were issued in connection with draws on the equity line (see Note 8), 7,036,802 shares were issued in connection with the acquisition of LecStar (see Note 2), 2,414,596 were issued in connection with the Series I Preferred Stock transaction and 1,463,753 were issued in full satisfaction of $35,000 of accounts payable and $258,000 of accrued liabilities.

Stock Options – During the six months ended June 30, 2004, the Company granted options to employees to purchase 92,000 shares of Class A common stock.  The options have exercise prices ranging from $0.26 to $0.37 per share, which was the quoted fair market value of the stock on the dates of grant.  The options granted vest over the three years following issuance.  Options expire within ten years from the date of grant if not exercised.  Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $0.22 per share.  During the six months ended June 30, 2004, 18,500 options were forfeited by former employees of the Company.  As of June 30, 2004, the Company had a total of 882,401options to purchase Class A common stock outstanding.

Warrants – As of June 30, 2004, the Company had warrants to purchase a total of 1,005,389 shares of Class A common stock outstanding that expire through 2010.

10.  LITIGATION, COMMITMENTS AND CONTINGENCIES

U.S. Department of Labor Settlement Agreement - On March 5, 2003, the Company entered into a settlement agreement with the U.S. Department of Labor relating to back wages owed to former and current employees during 2002.  Under the agreement the Company is required to pay an aggregate of $4,755,000 to certain former and current employees in twenty-four installment payments.  The first installment payment was due May 1, 2003.  The remaining payments are due on the first day of each month, until paid in full.  If any of the installment payments are more than fifteen days late, the entire balance may become due and payable.

The Company did not have sufficient cash to pay the first installment payment due May 1, 2003.  The Company reached an agreement with the Department of Labor to extend the commencement date for installment payments to August 1, 2003 and since that time has made the required payments due under the modified agreement.

Series D Debentures - On May 3, 2004, the Company filed a lawsuit against the Debenture holder, alleging the improper transfer to and subsequent sale of shares of the Company’s Class A common stock by the Debenture holder.  The complaint seeks (i) a declaratory judgment that the Company may set off the fair value of the Unauthorized Shares against the value the Company owes to the Debenture holder in connection with the Series I Preferred Stock transaction, (ii) judgment against the Debenture holder for the fair value of the Unauthorized Shares, and (iii) punitive damages from the Debenture holder for improper conversion of the Unauthorized Shares.

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

Telecom - Telecommunications services include wireline voice, data, long distance and Internet services to business and residential customers.

The following presents certain segment information as of and for three and six months ended June 30, 2004:

	Three Months Ended June 30, 2004
	Speech	Telecom	Total

Revenues from external customers	$ 164,000	$ 4,078,000	$ 4,242,000
Depreciation and amortization	(32,000)	(1,814,000)	(1,846,000)
Interest expense	(308,000)	(358,000)	(666,000)
Gain on forgiveness of debt	21,000	-	21,000
Segment loss	(2,107,000)	(3,458,000)	(5,565,000)
Segment assets	4,591,000	19,586,000	24,177,000
Expenditures for segment assets	84,000	69,000	153,000

	Six Months Ended June 30, 2004
	Speech	Telecom	Total

Revenues from external customers	$ 613,000	$ 5,555,000	$ 6,168,000
Depreciation and amortization	(70,000)	(2,401,000)	(2,471,000)
Interest expense	(435,000)	(467,000)	(902,000)
Gain on forgiveness of debt	502,000	-	502,000
Segment loss	(3,593,000)	(4,312,000)	(7,905,000)
Segment assets	4,591,000	19,586,000	24,177,000
Expenditures for segment assets	102,000	22,328,000	22,430,000

Revenues and assets outside the United States of America were not material. During 2004, the Company had no customers that exceeded 10% of total revenues.  The Company had revenues from two customers of the Speech business segment that represented approximately 18% and 18%, respectively, of the Company’s consolidated revenues for the six months ended June 30, 2003.

12.  SUBSEQUENT EVENTS

Fifth Equity Line of Credit - Subsequent to June 30, 2004 and through August 20, 2004, the Company received $650,000 in funds, less commissions and fees of $23,000, drawn under the Fifth Equity Line and issued 6,700,952 shares of Class A common stock to the Equity Line Investor.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties.  All forward-looking statements contained herein are deemed by Fonix to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from the results anticipated by Fonix and discussed in the forward-looking statements.  When used in this report, words such as “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.  Factors that could cause or contribute to such differences are discussed in the Company’s Annual Report on Form 10-K, together with any amendments thereto, for the year ended December 31, 2003.

To date, we have earned only limited revenue from operations and intend to continue to rely primarily on financing through the sale of our equity and debt securities to satisfy future capital requirements.

Overview

Since inception, we have devoted substantially all of our resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other intelligent devices.  Through June 30, 2004, we have incurred significant cumulative losses, and losses are expected to continue until the effects of recent marketing and sales efforts begin to take effect, if ever.  We continue to emphasize delivery and sales of our applications and solutions (“Products”) while achieving technology upgrades to maintain our perceived competitive advantages.  In addition, with the recent LecStar acquisition, we will encourage the revenue and customer growth through the LecStar operations and additional telecom acquisitions.  We anticipate increased revenue growth through strategic telecom acquisitions and improved operating margins by consolidating operations and incorporating our technologies.  In addition, we expect to identify market opportunities to sell our speech products to our telecom customers.

In our current marketing efforts, in the speech software market, we seek to form relationships with third parties who can incorporate our speech-enabling Products into new or existing products.  Such relationships may be structured in any of a variety of ways including traditional technology licenses, collaboration or joint marketing agreements, co-development relationships through joint ventures or otherwise, and strategic alliances.  The third parties with whom we presently have such relationships and with which we may have similar relationships in the future include developers of application software, operating systems, computers, microprocessor chips, consumer electronics, automobiles, telephony, and other products.  We are currently in negotiation with customers and potential customers to enter into additional third-party licensing, collaboration, co-marketing, and distribution arrangements.

Our revenues increased from $632,000 for the three months ended June 30, 2003 to $4,242,000 for the three months ended June 30, 2004, and increased from $1,221,000 for the six months ended June 30, 2003, to $6,168,000 for the six months ended June 30, 2004, substantially due to contributions from our recent acquisition of LecStar.  However, we incurred negative cash flows from operating activities of $8,687,000 during the six months ended June 30, 2004.  Sales and licensing of Products have not been sufficient to finance ongoing operations.  As of June 30, 2004, we had negative working capital of $14,363,000, an accumulated deficit of $218,757,000, accrued employee wages of $3,843,000, accrued liabilities of $6,624,000 and accounts payable of $5,433,000.  Our continued existence is dependent upon several factors, including our success in (1) increasing Product license, royalty, sales, and services revenues, (2) raising sufficient additional equity and debt funding through the use of the Fifth Equity Line or other facilities, and (3) minimizing and reducing operating costs.  Until sufficient revenues are generated from operating activities, we expect to continue to fund our operations through the sale of our equity securities, primarily in connection with the Fifth Equity Line (discussed below).

In 2003, we experienced slower development of markets for speech applications than had been anticipated due to several factors.  First, the limited resources with which we operated hampered our ability to aggressively support marketing and sales as originally anticipated.  Additionally, time and resources required to develop certain Products were greater than originally anticipated, and, with limited resources available, we were not able to expedite such development.  The occurrence of these conditions has caused us to (i) reduce our emphasis on consumer applications because of the significant resources required to develop retail markets, (ii) reduce our development and marketing efforts in the computer telephony and server-based markets, and (iii) increase our emphasis and focus on mobile and wireless applications, automotive speech interface solutions and assistive markets, where management believes we enjoy the greatest technological and market advantage.

We assess unamortized capitalized computer software costs for possible write down based on net realizable value of each related product.  Net realizable value is determined based on the estimated future gross revenues from a product reduced by the estimated future cost of completing and disposing of the product, including the cost of performing maintenance and customer support.

In order to assess future gross revenues, we have evaluated the life cycle of our Products and the periods in which we anticipate that we will receive revenues from them.  Widespread deployment of speech applications, solutions and interface products is growing, especially for the Products we develop and market.  However, certain Products, specifically those which are useful in the telecommunications segment, have been severely impacted by declining market conditions over the past 18 to 24 months.  Nevertheless, speech applications and interface solutions useful in devices such as smart-phones, PDAs, cell phones, assistive devices for the sight-impaired, and other mobile and wireless devices are beginning to enjoy user acceptance and increased market demand.  Our experience has indicated that original equipment manufacturers ("OEMs"), value added resellers (“VARs”), software developers and other users typically integrate a new application or interface product such as speech initially into only one or two products.  Then, as market and user acceptance of the technology increases, as applications are proven reliable, and as cost of production and delivery decreases on a per-unit basis, the applications typically are expanded into broader product lines.  As a result, initial sales volumes in early OEM integration periods are expected to be low, but will grow at a substantial pace in subsequent periods as (i) OEM customers expand product offerings and (ii) the customers of OEMs commit to and release speech applications in their products.  We expect growth to continue for four to six years, but expect the rate of growth to slow as the market matures toward the end of that period.

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

The speech software technology was tested for impairment in December 2001 and December 2002.  Due to the downturn in the software industry and the U.S. economy, operating losses and cash used in operating activities during the fourth quarter of 2001 were greater than anticipated.  Based on that trend, management revised estimated net future cash flows from the speech technology, which resulted in recognition of an impairment loss of $5,832,000 during the fourth quarter of 2001.  The impairment loss was charged to cost of revenues.  During 2003, we modified our estimate of future cash flows to be provided by our intangible assets and determined that the carrying amount of the speech software technology was in excess of future cash flows provided by the speech software technology.  Accordingly, we recorded a charge of $822,000 during the year ended December 31, 2003, to fully impair the carrying value of the speech software technology.  The loss was charged to cost of revenues.

At June 30, 2004,we recognized an impairment loss on the contracts and agreements intangible asset acquired in connection with the LecStar acquisition (see Note 2 to condensed consolidated financial statements) of $758,000 based on estimated future cash flows.

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

Revenue Recognition - We recognize revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition” and related interpretations.  We generate revenues from licensing the rights to our software products to end users and from royalties.  We also generate service revenues from the sale of consulting and development services.

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

Deferred revenue as of June 30, 2004 and December 31, 2003 consisted of the following:

Description	Criteria for Recognition	June 30, 2004	December 31, 2003
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 451,000	$ 535,00
Telecom services	Service provided for customer	556,000	--
Deferred customer support agreements	Expiration of period covered by support agreement	45,000	5,000
Total Deferred revenue		$ 1,052,000	$ 540,000

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

Results of Operations

Three months ended June 30, 2004, compared with three months ended June 30, 2003

During the three months ended June 30, 2004, we recorded revenues of $4,242,000, an increase of $3,610,000 over the same period in the previous year.  The increase was primarily due to the acquisition of LecStar, accounting for $4,078,000 of the increase, partially offset by decreased non-recurring engineering (“NRE”) revenues of $252,000, decreased DECtalk royalties of $113,000 and decreased licensing revenues of $36,000.

Cost of revenues was $2,269,000 for the three months ended June 30, 2004, an increase of $2,166,000 from $103,000 over the same period in the previous year.  The increase is primarily due to the acquisition of LecStar contributing $2,225,000 to the increase.  These costs represent expenses associated with providing LecStar’s services through the leasing of network components from BellSouth and long distance services purchased from inter-exchange carriers.  This increase was partially offset by decreased expenses related to NRE projects due to the overall decrease in NRE contracts during the quarter.

Selling, general and administrative expenses were $3,779,000 for the three months ended June 30, 2004, representing an increase of $2,261,000 over the same period in the previous year.  The increase is primarily due to the acquisition of LecStar, which contributed $2,476,000 to the increase and increased legal and accounting fees of $285,000, partially offset by a reduction in accrued vacation of $200,000 based on a change in the Company’s vacation policy, decreased consulting expenses of $193,000 and decreased salary and wage expenses of $88,000.

We incurred research and product development expenses of $668,000 for the three months ended June 30, 2004, a decrease of $416,000 over the same period in the previous year.  The decrease is primarily due to a reduction in accrued vacation of $200,000 based on a change in the Company’s vacation policy, an overall decrease in salaries and wage-related expenses of  $99,000, decreased occupancy related costs of $53,000, decreased consulting expenses of $34,000 due to a decrease in the utilization of external consultants and decreased depreciation of $31,000 due to the overall decrease in fixed assets.

Net interest and other expense was $644,000 for the three months ended June 30, 2004, an increase of $255,000 from the same period in the previous year.  The overall increase is due to the interest payments made under the note payable issued in connection with the acquisition of LecStar.

Six months ended June 30, 2004, compared with six months ended June 30, 2003

During the six months ended June 30, 2004, we recorded revenues of $6,168,000, reflecting an increase of $4,947,000 over the same period in the previous year.  The increase was primarily due to the acquisition of LecStar accounting for $5,550,000, partially offset by decreased NRE revenues of $339,000, decreased DECtalk royalties of $154,000 and decreased hardware sales of $30,000.

Cost of revenues was $3,062,000 for the six months ended June 30, 2004, an increase of $2,879,000 over the same period in the previous year.  The increase is primarily due to the acquisition of LecStar, contributing $3,031,000 to the increase.  These costs represent expenses associated with providing LecStar’s services through the leasing of network components from BellSouth and long distance services purchased from inter-exchange carriers.  This increase was partially offset by decreased expenses related to NRE projects due to the overall decrease in NRE contracts during the period.

Selling, general and administrative expenses for the six months ended June 30, 2004 were $6,131,000, an increase of $2,370,000 over the same period in the previous year.  The increase is primarily due to the acquisition of LecStar, which contributed $3,351,000 to the increase and increased legal and accounting fees of $510,000, partially offset by decreased salary and wage expenses of $771,000, decreased consulting expenses of $210,000, a reduction in accrued vacation of $200,000 based on a change in the Company’s vacation policy, decreased occupancy related expenses of $117,000 and decreased depreciation expenses of $77,000.

Product development and research expenses for the six months ended June 30, 2004 were $1,466,000, a decrease of $1,293,000 over the same period in the previous year.  The decrease is primarily due to decreased salary and wage related costs of $930,000, a reduction in accrued vacation of $200,000 based on a change in the Company’s vacation policy, decreased occupancy related costs of $104,000 and decreased depreciation expenses of $60,000.

Liquidity and Capital Resources

We must raise additional funds to be able to satisfy our cash requirements during the next 12 months. Product development, corporate operations, and marketing expenses will continue to require additional capital.  Because we presently have only limited revenue from operations, we intend to continue to rely primarily on financing through the sale of our equity and debt securities to satisfy future capital requirements until such time as we are able to enter into additional third-party licensing, collaboration, or co-marketing arrangements such that we will be able to finance ongoing operations from license, royalty, and sales revenue.  There can be no assurance that we will be able to enter into such agreements.  Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of Fonix in connection with such financing could result in substantial additional dilution to the stockholders of Fonix.

Our cash resources, limited to collections from customers, draws on the Fifth Equity Line (discussed below), proceeds from the issuance of preferred stock and loan proceeds, are only sufficient to cover current operating expenses and payments of current liabilities.  We have entered into certain term payment plans with current and former employees and vendors.  As a result of cash flow deficiencies, payments to former employees and vendors not on a payment plan have been delayed.  We have significantly reduced our workforce during 2002 and 2003.  At June 30, 2004, unpaid compensation payable to current and former employees amounted to approximately $3,843,000 and vendor accounts payable amounted to approximately $5,432,000.  We have not been declared in default under the terms of any material agreements.

Several former employees filed suits against Fonix to collect past due wages or filed complaints with the State of Utah Labor Commission asserting past due wage claims.  We have settled several of these suits and are negotiating to settle the remaining suits on terms similar to those offered to current employees who are also owed past due wages.

We had $6,168,000 in revenue and a net loss of $7,905,000 for the six months ended June 30, 2004.  Net cash used in operating activities of $8,687,000 for the six months ended June 30, 2004, resulted principally from the net loss incurred of $7,905,000, decreased accrued payroll and compensation expenses of $3,121,000, decreased accounts payable of $1,144,000, forgiveness of accounts payable of $502,000, decreased prepaid expenses of $151,000 and decreased deferred revenues of $107,000, partially offset by amortization of intangibles related to the acquisition of LecStar of $2,282,000, reductions in accounts receivable of $355,000, accretion of the discount on notes payable of $214,000, increases in other accrued liabilities of $461,000 and depreciation expense of $189,000.  Net cash used in investing activities of $464,000 for the six months ended June 30, 2004, consisted of payments to the escrow account related to the Series I Preferred Stock of $340,000 and purchases of equipment of $171,000 partially offset by cash received in connection with the acquisition of LecStar of $47,000.  Net cash provided by financing activities of $10,374,000 consisting primarily of the receipt of $7,809,000 in cash related to the sale of shares of Class A common stock and the receipt of $3,010,000 in cash related to the issuance of the Series I Preferred stock, partially offset by dividend payments on the Series H Preferred stock of $350,000 and payments on notes payable of $95,000.

We had negative working capital of $14,363,000 at June 30, 2004, compared to negative working capital of $13,188,000 at December 31, 2003.  Current assets increased by $3,454,000 to $3,796,000 from December 31, 2003, to June 30, 2004.  Current liabilities increased by $4,628,000 to $18,159,000 during the same period.  The change in working capital from December 31, 2003, to June 30, 2004, reflects, in part, the receipt of the proceeds from the issuance of the Series I Preferred Stock, the receipt of proceeds from puts under the equity line, decreases in accrued payroll and increased accounts receivable balances due to the acquisition of LecStar, partially offset by increases in accounts payable, accrued liabilities and deferred revenues.  Total assets were $23,440,000 at June 30, 2004, compared to $3,173,000 at December 31, 2003.

Notes Payable - Related Parties

Two of our executive officers (the “Lenders”) sold shares of Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to Fonix under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in Company operations.  The advances bear interest at 10 percent per annum, payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, was originally due and payable on June 10, 2003.  The Company and the lenders agreed to postpone the maturity date of the promissory note on several occasions.  The note is presently due on December 31, 2004.  After December 11, 2002, all or part of the outstanding balance and unpaid interest became convertible at the option of the Lenders into shares of Class A common stock.  The conversion price is the average closing bid price of the shares at the time of the advances.  If converted, the conversion amount is divided by the conversion price to determine the number of shares to be issued to the Lenders.  To the extent the market price of our Class A common stock is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

The Lenders subsequently pledged 30,866 shares of Class A common stock to the Equity Line Investor in connection with an advance of $183,000 to us under the third equity line.  The Equity Line Investor subsequently sold the pledged shares and applied the proceeds in reduction of the advance.  The value of the pledged shares of $82,000 was treated as an additional advance from the Lenders under the revolving line of credit..

Principal payments of  $31,000 have been made against the note, leaving a balance of $386,000 outstanding at June 30, 2004.

The unpaid balance of $386,000 is secured by a second priority security interest in our intellectual property rights.  As of June 30, 2004, the Lenders had not converted any of the outstanding balance nor interest thereon into Class A common stock.

Notes Payable

In connection with the acquisition of certain entities in 1998, we issued unsecured demand notes payable to former stockholders of the acquired entities in the aggregate amount of $1,710,000.  Of the notes payable, $78,000 remained unpaid as of June 30, 2004.  During 2000, the holders of these notes made demand for payment and we commenced negotiating with the holders of these notes to reduce the outstanding balance.  No additional demands have been made and no payments have been made by us to the holders of these notes.

In connection with the acquisition of the capital stock of LTEL, we issued a 5%, $10,000,000, secured, six-year note payable to McCormack Avenue, Ltd.  Under the terms of the note payable, quarterly interest only payments are required through January 15, 2005, with quarterly principal and interest payments beginning April 2005 through the final payment due January 2010.  The Company has made all schedule interest payments through June 30, 2004.

On February 28, 2003, LecStar established an asset securitization facility which provided LecStar with $750,000.  Assets securitized under this facility consist of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana. LecStar has pledged both its interest in the special purpose securitization facility, LecStar Telecom Ventures LLC, and customer accounts receivable to the lender.

LecStar has recorded the $750,000 as a note payable in its consolidated financial statements. The note bears an interest rate of 6.5% and is due on February 27, 2007 with 24 equal monthly installments beginning on March 6, 2005.  LecStar currently makes monthly interest only payments on the note.

LecStar has outstanding unsecured demand notes to officers, directors and investors bearing an interest rate of 12%. At June 30, 2004, the total outstanding balance due under the demand notes was $89,000.

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

In March 2004, we discovered that during 2003 an aggregate of 2,277,778 shares of Class A common stock (the “Unauthorized Shares”) were improperly transferred to the Debenture holder as a result of (i) the unauthorized release from escrow of  the Collateral Shares (net of the Released Shares), and (ii) the transfer to the Debenture holder of a duplicate certificate for 194,445 shares where the original certificate was not returned to the transfer agent for cancellation.  The Unauthorized Shares were, therefore, in excess of the shares the Debenture holder was entitled to receive.  No consideration was paid to or received by us for the Unauthorized Shares during 2003; therefore, we did not recognize the Unauthorized Shares as being validly issued during 2003 nor subsequently.  Accordingly, we do not deem the Unauthorized Shares to be validly outstanding and the transfer of the Unauthorized Shares to the Debenture holder has not been recognized in the accompanying consolidated financial statements.

Upon discovering in March 2004 that the Unauthorized Shares had been improperly transferred to the Debenture holder, we attempted to settle the matter with the Debenture holder but were unable to reach a settlement.  Accordingly, on May 3, 2004, we filed a lawsuit against the Debenture holder, alleging the improper transfer to and subsequent sale of the Unauthorized Shares by the Debenture holder.  The complaint seeks (i) a declaratory judgment that the Company may set off the fair value of the Unauthorized Shares against the value we owe to the Debenture holder in connection with the Series I Preferred Stock transaction (see Note 7 to condensed consolidated financial statements), (ii) judgment against the Debenture holder for the fair value of the Unauthorized Shares, and (iii) punitive damages from the Debenture holder for improper conversion of the Unauthorized Shares.

 Fifth Equity Line of Credit

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

We entered into an agreement with the Equity Line Investor to terminate all previous equity lines, and cease further draws or issuances of shares in connection with all previous equity lines.  As such, as of the date of this report, the only active equity line of credit was the Fifth Equity Line.

For the six months ended June 30, 2004, we received $8,050,000 in funds drawn under the Fifth Equity Line, less commissions and fees of $262,000, and issued 22,349,293 shares of Class A common stock to the Equity Line Investor.  As of June 30, 2004, we owed 1,319,019 shares of Class A common stock to the Equity Line Investor relating to funds received under a put notice valued at $339,000.  This amount is reflected in the financial statements as an accrued liability.  Subsequent to June 30, 2004, we received $650,000 in funds drawn under the Fifth Equity Line, less commissions and fess of $23,000, and issued 6,018,952 shares of Class A common stock to the Equity Line Investor.

Series I Convertible Preferred Stock

 On October 24, 2003, we entered into a private placement of shares of its Class A common stock with The Breckenridge Fund, LLC, a New York limited liability company ("Breckenridge").  Under the terms of the private placement, Breckenridge agreed to purchase 1,043,478 shares of our Class A common stock for $240,000 (the "Private Placement Funds").

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

Following negotiations with Breckenridge, on January 29, 2004, we issued to Breckenridge 3,250 shares of 8% Series I Convertible Preferred Stock (the "Series I Preferred Stock"), for an aggregate purchase price of $3,250,000, including the Private Placement Funds which the Company had already received.  We received the proceeds from the issuance of Series I Preferred Stock in January 2004.  The Series I Preferred Stock was issued under a purchase agreement (the "Purchase Agreement") dated as of December 31, 2003. The Series I Preferred Stock has a stated value of $1,000 per share.

In connection with the offering of the Series I Preferred Stock, we also issued to Breckenridge warrants to purchase up to 965,839 shares of the Company’s Class A common stock at $0.50 per share through December 31, 2008, and issued 2,414,596 shares of our Class A common stock.

In connection with the issuance of the Series I Preferred Stock, we agreed to register the resale by Breckenridge of the Class A common shares issued and the Class A common shares issuable upon conversion of the Series I Preferred Stock, issuable as payment of dividends accrued on the Series I Preferred Stock and issuable upon exercise of the warrants.

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

In connection with the sale of the Series I Preferred Stock, we agreed to establish an escrow account (the "Escrow Account"), into which it deposits funds which can be used for our optional redemption of the Series I Preferred Stock, or which may be used by Breckenridge to require us to redeem the Series I Preferred Stock if we have defaulted under the Purchase Agreement.  The conditions of deposit into the Escrow Account are as follows:

$

If, prior to August 31, 2004, there has not been a declared default under the purchase agreement, we will deposit into the Escrow Account 25% of any amount we receive in excess of $1,000,000, calculated per put, under the terms of the Fifth Equity Line of Credit, or other similar equity line of financing arrangement.

$

If, prior to August 31, 2004, there has been a declared default under the preferred stock purchase agreement, the Company will deposit into the Escrow Account 33% of any amount the Company receives in excess of $1,000,000, calculated per put, under the terms of the Fifth Equity Line or other similar equity line of financing arrangement.

In the event that there remains in the Escrow Account amounts following either (i) the conversion of all of the outstanding shares of Series I Preferred Stock, together with any accrued and unpaid dividends thereon, or (ii) redemption of all of the outstanding shares of Series I Preferred Stock, together with any accrued and unpaid dividends thereon, those remaining amounts shall be released from the Escrow Account to us.

We granted Breckenridge a first lien position on our intellectual property assets as security under the Purchase Agreement.  Breckenridge has agreed to release such lien upon the registration of our Class A common stock, as outlined above, becoming effective and our depositing $2,000,000 in the Escrow Account.

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

Stock Options and Warrants

 During the six months ended June 30, 2004, we granted options to employees to purchase 92,000 shares of Class A common stock.  The options have exercise prices ranging from $0.26 to $0.37 per share, which was the quoted fair market value of the stock on the dates of grant.  The options granted vest over the three years following issuance.  Options expire within ten years from the date of grant if not exercised.  Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $0.22 per share.  As of June 30, 2004, the Company had a total of 882,401 options to purchase Class A common stock outstanding.

As of June 30, 2004, we had warrants to purchase a total of 1,005,389 shares of Class A common stock outstanding that expire through 2010.

Other

We presently have no plans to purchase new research and development or office facilities.

Outlook

Corporate Mission Statement, Strategic goals, Financial Objectives and Growth Strategy

Mission Statement:  “Provide integrated communication products and services through innovative technologies”

Strategic Goals:

•

Integrate innovated technologies such as Voice Over Internet Protocol (“VoIP”), Broadband over Power Line (“BPL”) and switched telecommunication services with efficient and profitable revenue.

•

Capitalize on LecStar’s built-in and growing customer base.

•

Implement a CLEC roll-up and consolidation strategy using the LecStar platform.

•

Integrate our speech technologies with LecStar’s product offerings to expand customer base and improve operating margins.

•

Provide competitive speech solutions for mobile/wireless devices, games, telephony systems and assistive markets based on text-to-speech technologies (“TTS”) and automated speech recognition technologies (“ASR” and together with our TTS, the “Core Technologies”).

•

Couple our award winning technology with the leading names in wireless devices, entertainment game platforms and telephony solutions.

•

Focus on clearly measured, value-added speech-based market solutions.

•

Expand awareness of our products and services by enhancing our public profile on a targeted basis.

•

Enhance our competitiveness by increasing value-added solutions, portability and ease of use.

Financial Goals:

•

Increase revenue and positive EBITDA based on the combination of LecStar’s revenue and our speech revenue.

•

Deliver predictable revenue and earnings.

•

Provide return on shareholder equity.

33

Growth Strategy:

We will employ a consolidation-driven growth strategy in the telecom industry using LecStar as the platform.  We anticipate that strategic acquisitions of synergistic companies will deliver a stable revenue stream and expanded customer base.  Integration of support functions and overhead will create operational and financial efficiencies.  We expect implementation of our Core Technologies by acquired synergistic companies will

•

enhance operating margins;

•

improve customer service;

•

minimize customer churn; and

•

increase customer loyalty.

Most speech recognition products offered by other companies are based on technologies that are largely in the public domain and represent nothing particularly “new” or creative.  Many of the Fonix speech Products and Core Technologies are based on proprietary technology that is protected by patents.  Management believes our speech-enabled Products provide a superior competitive alternative compared to other technologies available in the marketplace.  In addition, we believe our unique market focus for our speech-enabled Products will be a substantial differentiator.  To accomplish this objective, we intend to proceed as follows:

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

As we proceed to implement our strategy and to reach our objectives, we anticipate further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments.  The strategy adopted by us has significant risks, and shareholders and others interested in Fonix and our Class A common stock should carefully consider the risks set forth under the heading “Certain Significant Risk Factors” in Item 1, Part I of our Annual Report on Form 10-K, together with any amendments thereto.

As noted above, as of June 30, 2004, we had an accumulated deficit of $218,757,000, negative working capital of $14,363,000 accrued employee wages and other compensation of $3,843,000, accrued liabilities of $6,624,000, and accounts payable $5,433,000.  Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations, although we have limited capital available under an equity line of credit.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through the sale of our equity securities, primarily in connection with the Fifth Equity Line.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  Over the past year, we have reduced our workforce in our speech business unit by approximately 50%.  This reduction may adversely affect our ability to fill existing orders.  As we have noted in our annual report and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact), including, without limitation, statements as to management’s expectations and beliefs, are forward-looking statements.  Forward-looking statements are made based upon managements’ good faith expectations and beliefs concerning future developments and their potential effect upon Fonix.  There can be no assurance that future developments will be in accordance with such expectations or that the effect of future developments on Fonix will be those anticipated by management.  Forward-looking statements can be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance.  This Report on Form 10-Q should be read in conjunction with our Annual Report on 10-K which includes important information as to risk factors in the “Notes to Financial Statements,” in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and in the section titled “Risk Factors.”  Many important factors could cause actual results to differ materially from management’s expectations, including:

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

Foreign Currency Exposure

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

Regulatory Uncertainty

In June 2004 the United States Department of Justice and the Federal Communications Commission (FCC) decided not to seek an appeal through a Petition for Writ of Certiorari before the United States Supreme Court, regarding the March 2, 2004 decision from the DC Circuit Court of Appeals overturning portions of the FCC’s Triennial Review Order rules for unbundled network elements platform (UNE-P).  This resulted in the expiration of portions of pre-existing unbundling rules on June 15, 2004.  BellSouth, the primary incumbent local exchange carrier LecStar uses for wholesale access to UNE-P access lines, drafted a letter of assurance to the FCC that it would honor its commitments in the current Interconnection Agreement with LecStar and other CLECs and would implement any changes that are needed through change of law negotiations.  LecStar has received a change of law notice from BellSouth and is in the process of preparing its response.

As a result of such current uncertainty in the regulatory environment, any or all of a variety of variables such as the change of law negotiations, pending Federal and related state regulatory and court decisions, on-going proceedings in these jurisdictions and commercial negotiations underway, could potentially result in retroactively applied liabilities and/or future increases in monthly recurring costs of services.

Item 4.  Evaluation of Disclosure Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934, Rules 13a-14(c) and 15-d-14(c)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b)

Changes in Internal Controls.  There were no significant changes in the Company’s internal controls, or, to the Company’s knowledge, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Series D Debentures - On May 3, 2004, the Company filed a lawsuit against the Debenture holder, alleging the improper transfer to and subsequent sale of shares of the Company’s common stock by the Debenture holder.  The complaint seeks (i) a declaratory judgment that the Company may set off the fair value of the Unauthorized Shares against the value the Company owes to the Debenture holder in connection with the Series I Preferred Stock transaction, (ii) judgment against the Debenture holder for the fair value of the Unauthorized Shares, and (iii) punitive damages from the Debenture holder for improper conversion of the Unauthorized Shares.

We are also involved in various claims and proceedings arising in the ordinary course of business.  Management believes, after consultation with legal counsel, that the ultimate disposition of these matters will not materially impact our consolidated financial position, liquidity, or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2004, we issued 2,154,000 shares of our common stock under the Fifth Equity Line to the Equity Line Investor.  Subsequent to June 30, 2004 and through the date of this report, we issued 6,700,952 shares of our common stock under the Fifth Equity Line.  The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The resales of the shares were subsequently registered under registration statements on Form S-2.  The proceeds from the Fifth Equity Line transactions were used for working capital.

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

(B)

Reports filed on Form 8-K during the three-month period ended June 30, 2004:

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