Form 10-Q
period 2004-09-30
FONIX CORP
filed 2004-11-22
CIK 855585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004, or

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

As of November 19, 2004, there were issued and outstanding 113,655,150 shares of our Class A common stock.

FONIX CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page

Item 1.

Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – As of September 30, 2004 and December 31, 2003

3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the

   Three Months and Nine Months Ended September 30, 2004 and 2003

4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended

    September 30, 2004 and 2003

5

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

23

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

36

Item 4.

Evaluation of Disclosure Controls and Procedures

37

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

37

Item 2.

Changes in Securities and Use of Proceeds

38

Item 6.

Exhibits

38

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2004	2003

ASSETS

Current assets
Cash and cash equivalents	$ 356,000	$ 50,000
Accounts receivable	1,932,000	4,000
Deposit in escrow	340,000	-
Subscriptions receivable	-	245,000
Inventory	3,000	3,000
Prepaid expenses and other current assets	166,000	40,000

Total current assets	2,797,000	342,000

Long-term investments	237,000	-

Property and equipment, net of accumulated depreciation of $1,473,000 and $1,176,000, respectively	205,000	125,000

Deposits and other assets	1,025,000	75,000

Intangible assets, net of accumulated amortization of $3,867,000 and $0, respectively	13,895,000	-

Goodwill, net of accumulated amortization of $2,296,000	2,631,000	2,631,000

Total assets	$ 20,790,000	$ 3,173,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accrued payroll and other compensation	$ 3,035,000	$ 6,964,000
Accounts payable	6,040,000	2,650,000
Accrued liabilities - related parties	-	1,443,000
Accrued liabilities	6,224,000	1,189,000
Call warrants	261,000	-
Deferred revenues	1,020,000	540,000
Current portion of notes payable	267,000	30,000
Notes payable - related parties	763,000	467,000
Advance on Series I Preferred Stock	-	240,000
Deposits and other	181,000	7,000

Total current liabilities	17,791,000	13,530,000

Long-term notes payable, net of current portion	5,583,000	40,000

Total liabilities	23,374,000	13,570,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,012)	500,000	500,000
Series H, nonconvertible; 2,000 shares outstanding (aggregate liquidation preference of $20,000,000)	4,000,000	-
Series I, convertible; 3,250 shares outstanding (aggregate liquidation preference of $3,250,000)	3,250,000	-
Common stock, $0.0001 par value; 800,000,000 shares authorized;
Class A voting, 95,930,183 and 54,329,787 shares outstanding, respectively	10,000	5,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	210,763,000	195,284,000
Outstanding warrants to purchase Class A common stock	1,272,000	1,334,000
Cumulative foreign currency translation adjustment	15,000	30,000
Accumulated deficit	(222,394,000)	(207,550,000)

Total stockholders' deficit	(2,584,000)	(10,397,000)

Total liabilities and stockholders' deficit	$ 20,790,000	$ 3,173,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$ 4,426,000	$ 457,000	$ 10,593,000	$ 1,678,000
Cost of revenues	(2,227,000)	(13,000)	(5,288,000)	(196,000)
Impairment loss on capitalized software technology	-	-	-	(822,000)

Gross profit	2,199,000	444,000	5,305,000	660,000

Expenses:
Selling, general and administrative	3,816,000	1,338,000	9,950,000	5,082,000
Impairment loss on intangible assets	-	-	738,000	302,000
Amortization of intangible assets	1,586,000	-	3,867,000	51,000
Product development and research	592,000	1,123,000	2,058,000	3,882,000

Total expenses	5,994,000	2,461,000	16,613,000	9,317,000

Other income (expense):
Interest income	-	1,000	5,000	11,000
Gain on forgiveness of liabilities	1,159,000	-	1,661,000	26,000
Interest expense	(685,000)	(852,000)	(1,587,000)	(1,916,000)
Equity in net loss of affiliate	-	50,000	-	(138,000)

Other income (expense), net	474,000	(801,000)	79,000	(2,017,000)

Net loss	(3,321,000)	(2,818,000)	(11,229,000)	(10,674,000)
Preferred stock dividends	(315,000)	-	(3,615,000)	-

Loss attributable to common stockholders	$ (3,636,000)	$ (2,818,000)	$ (14,844,000)	$ (10,674,000)

Basic and diluted loss per common share	$ (0.04)	$ (0.11)	$ (0.18)	$ (0.37)

Net loss	$ (3,321,000)	$ (2,818,000)	$ (11,229,000)	$ (10,674,000)
Other comprehensive loss - foreign currency translation	-	3,000	(15,000)	(6,000)

Comprehensive loss	$ (3,321,000)	$ (2,815,000)	$ (11,244,000)	$ (10,680,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities
Net loss	$ (11,229,000)	$ (10,674,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	41,000	-
Interest expense related to issuance of common stock to Breckenridge		358,000
Accretion of discount on note receivable from affiliate		(9,000)
Accretion of discount on notes payable	365,000	868,000
Amortization of investment in affiliate	-	125,000
Impairment losses	738,000	1,124,000
Gain on forgiveness of liabilities	(1,661,000)	-
Amortization of intangibles	3,867,000	-
Depreciation and amortization	301,000	355,000
Equity in net loss of affiliate	-	13,000
Foreign exchange gain	(15,000)	(9,000)
Changes in assets and liabilities, net of effects from purchase of LTEL:
Accounts receivable	347,000	26,000
Inventory	-	43,000
Prepaid expenses and other current assets	(61,000)	142,000
Other assets	34,000	107,000
Accounts payable	(521,000)	1,491,000
Accrued payroll and other compensation	(3,929,000)	3,095,000
Other accrued liabilities	1,205,000	(96,000)
Deferred revenues	(139,000)	(143,000)
Bank overdraft	-	178,000

Net cash used in operating activities	(10,657,000)	(3,006,000)

Cash flows from investing activities
Cash recived in connection with LTEL acquisition	47,000	-
Collection of principal on notes receivable	-	403,000
Payments of deposit into escrow	(340,000)	-
Purchase of property and equipment	(233,000)	-

Net cash (used in) provided by investing activities	(526,000)	403,000

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	8,924,000	3,492,000
Proceeds from Issuance of Series I Preferred	3,010,000	-
Payment of dividend on Series H Preferred	(350,000)	-
Principal payments on notes payable	(95,000)	(250,000)
Payments on long-term debt	-	(12,000)
Principal payments on Series D debentures	-	(650,000)

Net cash provided by financing activities	11,489,000	2,580,000

Net increase (decrease) in cash and cash equivalents	306,000	(23,000)

Cash and cash equivalents at beginning of period	50,000	24,000

Cash and cash equivalents at end of period	$ 356,000	$ 1,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Nine Months Ended September 30, 2004:

Issued 1,463,735 shares of Class A common stock in full satisfaction of $292,000 of liabilities

The Company purchased all of the capital stock of LTEL Holdings Corporation for $12,800,000.  In conjunction with the acquisition, the Company acquired $22,259,000 of assets and assumed $9,459,000 of liabilities of LTEL Holdings Corporation by the issuance of 7,036,802 shares of Class A common stock valued at $4,176,000, the issuance of 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock valued at $4,000,000 and the issuance of a 5% $10,000,000 promissory note valued at $4,624,000

For the Nine Months Ended September 30, 2003:

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

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented.  The Company’s business strategy is not without risk, and readers of these condensed consolidated financial statements should carefully consider the risks set forth under the heading “Certain Significant Risk Factors” in the Company’s 2003 Annual Report on Form 10-K, together with the amendments thereto.

Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2003 Annual Report on Form 10-K together with the amendments thereto.

Nature of Operations – The Company and its subsidiaries are engaged in developing, acquiring and marketing proprietary speech-enabling technologies and in operating LecStar Telecom, Inc., a regional provider of telecommunications services in the Southeastern United States and LecStar DataNet, Inc., a provider of Internet services.  (LecStar Telecom, Inc. and LecStar DataNet, Inc. are collectively referred to in this report as “LecStar.”)  The Company’s speech-enabling technologies include automated speech recognition and text-to-speech.  The Company offers its speech-enabling technologies to markets for electronic games, embedded automotive, wireless and mobile devices, computer telephony and server solutions and personal software for consumer applications.  The Company seeks to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers and electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips.  Revenues are generated through licensing of speech-enabling technologies, maintenance contracts and services.

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

Business Condition - For the three months ended September 30, 2004 and 2003, the Company generated revenues of $4,426,000 and $457,000, respectively and incurred net losses of $3,321,000 and $2,818,000.  For the nine months ended September 30, 2004, the Company generated revenues of $10,593,000 and $1,678,000, respectively, incurred net losses of $11,229,000 and $10,674,000, respectively, and had negative cash flows from operating activities of $10,657,000 and $3,006,000, respectively.  As of September 30, 2004, the Company had an accumulated deficit of $222,394,000, negative working capital of $14,994,000, accrued employee wages of $3,035,000, accrued liabilities of $6,224,000, and accounts payable of $6,040,000.  The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2004, primarily due to significant expenditure requirements associated with continued marketing and development of its speech-enabling technologies and developing its telecommunications services business.

The Company’s cash resources, limited to collections from customers, draws on the Fifth Equity Line (or replacements thereof with the Equity Line Investor), proceeds from the issuances of preferred stock and loan proceeds, are only sufficient to cover current operating expenses and payments of current liabilities.  The Company has entered into certain term payment plans with current and former employees and vendors.  As a result of cash flow deficiencies, payments to former employees and vendors not on a payment plan have been delayed.  The Company significantly reduced its workforce during 2002 and 2003.  At September 30, 2004, unpaid compensation payable to current and former employees amounted to approximately $3,035,000 and vendor accounts payable amounted to approximately $6,040,000.  The Company has not been declared in default under the terms of any material agreements.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

These factors, as well as the risk factors set out in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, together with any amendments thereto, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

Management plans to fund further operations of the Company through proceeds from additional issuance of debt and equity securities (including draws on the Fifth Equity Line or replacements thereof with the Equity Line Investor), from cash flows from future license and royalty arrangements and from LecStar’s telecommunication operations.  There can be no assurance that management’s plans will be successful.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  As of September 30, 2004 and 2003, there were outstanding common stock equivalents to purchase 28,542,535 and 7,567,919 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,
	2004		2003
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss	$ (3,321,000)		$ (2,818,000)
Preferred stock dividends	(315,000)		-
Net loss attributable to common stockholders	$ (3,636,000)	$ (0.04)	$ (2,818,000)	$ (0.11)
Weighted-average common shares outstanding	92,199,654		25,432,861

	Nine Months Ended September 30,
	2004		2003
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss	$ (11,229,000)		$ (10,674,000)
Preferred stock dividends	(3,615,000)		-
Net loss attributable to common stockholders	$ (14,844,000)	$ (0.18)	$ (10,674,000)	$ (0.37)
Weighted-average common shares outstanding	81,971,658		29,112,883

Imputed Interest Expense and Income- Interest is imputed on long-term debt obligations where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Comprehensive Loss - Other comprehensive loss as presented in the accompanying condensed consolidated financial statements consists of cumulative foreign currency translation adjustments.

Intangible Assets – Intangible assets are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives.  Intangible assets are assessed for impairment on a quarterly basis and impairment is recognized if the carrying amount is not recoverable or exceeds its fair value.  At June 30, 2003, the Company recognized an impairment loss on its speech software technology of $1,124,000 representing the full carrying amount, based on estimated future cash flows from the speech software technology.  At June 30, 2004, the Company recognized an impairment loss on the contracts and agreements intangible asset acquired in connection with the LecStar acquisition (see Note 2 below) of $738,000 based on estimated future cash flows.  No further impairment was required at September 30, 2004.

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

Revenues from telecommunication services are derived principally from monthly service fees to customers for telecommunications services and from long-distance usage.  The service fees are charged to customers at a fixed rate per month.  Service fees are billed one month in advance but recognized when earned, in the period in which the service is provided.  Long-distance usage revenue is recognized on the date the related calls are placed.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Deferred revenue as of September 30, 2004 and December 31, 2003, consisted of the following:

Description	Criteria for Recognition	September 30, 2004	December 31, 2003
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 451,000	$ 535,000
Telecom services	Service provided for customer	540,000	--
Deferred customer support agreements	Expiration of period covered by support agreement	29,000	5,000
Total Deferred revenue		$ 1,020,000	$ 540,000

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

At September 30, 2004, the Company had stock-based employee compensation plans.  The Company accounts for the plans under the recognition method and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock, and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company’s common stock, and is recognized on the date of award or purchase.  The effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation would be as follows:

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

	Three Months Ended
	September 30,
	2004	2003
Net loss, as reported	$ (3,321,000)	$ (2,818,000)
Add back: Total stock-based employee compensation	-	-
Deduct: Total stock-based employee compensation benefit (expense)
determined under fair value based method for all awards	(2,000)	(17,000)
Pro forma net loss	$ (3,323,000)	$ (2,835,000)
Basic and diluted net loss per common share:
As reported	$ (0.04)	$ (0.11)
Pro forma	(0.04)	(0.11)

	Nine Months Ended
	September 30,
	2004	2003
Net loss, as reported	$ (11,229,000)	$ (10,674,000)
Add back: Total stock-based employee compensation	-	-
Deduct: Total stock-based employee compensation benefit (expense)
determined under fair value based method for all awards	(61,000)	(110,000)
Pro forma net loss	$ (11,290,000)	$ (10,784,000)
Basic and diluted net loss per common share:
As reported	$ (0.18)	$ (0.37)
Pro forma	(0.18)	(0.37)

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

In accordance with SFAS No. 141, "Business Combinations," the aggregate purchase price was $12,800,000 and consisted of the issuance of 7,036,802 shares of Class A common stock valued at $4,176,000 or $0.59 per share, 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock (the “Series H Preferred Stock”) with a stated value of $10,000 per share valued at $4,000,000, and a 5% $10,000,000 secured, six-year promissory note valued at $4,624,000.  The number of shares of Class A common stock issued under the terms of the purchase agreement was determined by dividing $3,000,000 by 90 percent of the average closing bid price of Fonix’s common stock for the first 30 of the 33 consecutive trading days immediately preceding the date certain regulatory approvals were deemed effective.  Under the terms of the acquisition agreement, the number of Class A common shares was determinable on February 19, 2004.  Accordingly, the value of the shares of Class A common stock was established, in accordance with SFAS No. 141, as the average market price of the Fonix common stock over the 30 day period  through February 19, 2004.  The values of the Series H Preferred Stock and the promissory note were determined based on the estimated risk-adjusted cost of capital to Fonix at the date of the acquisition.  The fair value of the Series H Preferred Stock was based on an imputed yield rate of 25 percent per annum and the discount on the promissory note of $5,376,000 was based on an imputed interest rate of 25 percent per annum.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values.  Negative goodwill was not recognized in connection with the acquisition of LecStar.  Instead, the excess of the fair value of the net assets over the purchase price was allocated as a pro rata reduction of the amounts that otherwise would have been assigned to the long-term assets.  At February 24, 2004, the purchase price was allocated to the assets acquired and the liabilities assumed as follows:

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

The following pro forma information is presented to reflect the operations of the Company and LTEL on a combined basis as if the acquisition of LTEL had been completed as of the beginning 2004 and 2003, respectively:

	Three Months	Nine months Ended
	Ended September 30,	September 30,
	2003	2004	2003
Revenues	$ 4,788,000	$ 13,697,000	$ 13,012,000
Net loss	$ (4,672,000)	$ (12,729,000)	$ (16,974,000)
Basic and diluted net loss per common share	$ (0.14)	$ (0.14)	$ (0.49)

Dividends on the Series H Preferred Stock and interest on the promissory note are payable in cash or, at the option of Fonix, in shares of Class A common stock.  Fonix agreed to file a registration statement registering the sale of the Class A common stock issued in the acquisition of LTEL and 4,000,000 additional shares of Class A common stock issuable as payment of interest on the promissory note and as dividends on the Series H Preferred Stock by June 23, 2004.  The registration statement was filed with the SEC on May 11, 2004, and was declared effective on November 3, 2004.  The promissory note is secured by the assets and capital stock of LTEL and LecStar.

3.  GOODWILL AND INTANGIBLE ASSETS

Goodwill - Goodwill relates solely to our speech-enabling business segment.  The carrying value of goodwill is assessed for impairment quarterly.  These assessments resulted in no impairment and the carrying value of goodwill remained unchanged at $2,631,000 during the nine months ended September 30, 2004.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Intangible Assets - The components of other intangible assets at September 30, 2004 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment of Intangibles	Net Carrying Amount
Customer base – business	$ 8,139,000	$ (1,439,000)	$ --	$6,700,000
Customer base – residential	6,291,000	(1,595,000)	--	4,696,000
Contracts and agreements	2,960,000	(833,000)	(738,000)	1,389,000
Total Amortizing Intangible Assets	17,390,000	(3,867,000)	(738,000)	12,785,000
Indefinite-lived Intangible Assets:
Brand name	1,110,000	--	--	1,110,000

Total Intangible Assets	$ 18,500,000			$ 13,895,000

Customer base amortization was $1,300,000 during the three months and $3,034,000 during the nine months ended September 30, 2004 and amortization related to contracts and agreements was $285,000 and $833,000, respectively, for the same periods.  All amortization expense is charged to selling, general and administrative expense.  At June 30, 2004, the Company recognized an impairment loss on the contracts and agreements intangible asset acquired in connection with the LecStar acquisition of $738,000 based on estimated future cash flows.  No further impairment was required at September 30, 2004.

Estimated aggregate amortization expense for the three months ending December 31, 2004 and each of the succeeding three full years is as follows:

2004

$

1,586,000

2005

6,305,000

2006

3,743,000

2007

1,151,000

4.  NOTES PAYABLE

During the first quarter of 2003, the Company entered into a promissory note with an unrelated third party converting accounts payable for outstanding lease payments of $114,000 to a note payable.  This note accrued interest at 10% annually and was paid in full during the quarter ended March 31, 2004.

In connection with the acquisition of the capital stock of LTEL, the Company issued a 5%, $10,000,000, secured, six-year note payable to McCormack Avenue, Ltd.  Under the terms of the note payable, quarterly interest only payments are required through January 15, 2005, with quarterly principal and interest payments beginning April 2005 and continuing through January 2010.  Interest on the promissory note is payable in cash or, at the option of the company, in shares of Class A common stock.  During the nine months ended September 30, 2004, the Company made scheduled interest only payments of $175,000.  The discount on the note is based on an imputed interest rate of 25%.  The carrying amount of the note is net of unamortized discount of $5,310,000 at September 30, 2004.  The Company elected to make the September 30, 2004 payment in shares of the Company’s Class A common stock.  The Company issued 526,686 shares in connection with this payment subsequent to September 30, 2004.

On February 28, 2003, LecStar established an asset securitization facility which provided LecStar with $750,000.  Assets securitized under this facility consist of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana.  LecStar has pledged its interest in the special purpose securitization facility, LecStar Telecom Ventures LLC, and customer accounts receivable to the lender.  The Company has recorded the $750,000 as a note payable in its consolidated financial statements.  The note bears an interest rate of 6.5% and is due on February 27, 2007, with 24 equal monthly installments beginning on March 6, 2005.  LecStar currently makes monthly interest only payments on the note.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

LecStar has outstanding unsecured demand notes to officers, directors and investors bearing an interest rate of 12%.  At September 30, 2004, the total outstanding balance due under the demand notes was $44,000.

5.  RELATED-PARTY NOTES PAYABLE

In connection with the acquisition of certain entities in 1998, the Company issued unsecured demand notes payable to former stockholders of the acquired entities in the aggregate amount of $1,710,000.  Of the notes payable, $78,000 remained unpaid as of September 30, 2004.  During 2000, the holders of these notes made demand for payment and the Company commenced negotiating with the holders of these notes to reduce the outstanding balance.  No additional demands have been made and no payments have been made by the Company to the holders of these notes.

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

During the fourth quarter of 2003, the Company made a principal payment of $26,000 against the outstanding balance of the promissory note.  At September 30, 2004 the Company entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between the company and the note holders.  The remaining balance due at September 30, 2004 was $686,000.

The unpaid balance of $686,000 is secured by a second priority security interest in the Company’s intellectual property rights.  As of September 30, 2004, the Lenders had not converted any of the outstanding balance or interest into common stock.

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

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

In connection with the issuance of the Debentures, the Company issued, as collateral to secure its performance under the Debenture, 2,083,333 shares of Class A common stock (the "Collateral Shares"), which were placed into an escrow pursuant to an escrow agreement.  Under the escrow agreement, the Collateral Shares were not released to Breckenridge unless the Company was delinquent with respect to payments under the Debenture.

The Debentures were originally due April 9, 2003.  However, the Company and Breckenridge agreed in January 2003 to modify the terms of the Debentures requiring principal and interest payments from January through May 2003 totaling $1,540,000.  Additionally, the Company agreed to release 237,584 of the Collateral Shares to Breckenridge as consideration (the “Released Shares”) for revising the terms of the purchase agreement.  The additional shares were accounted for as an additional discount to the Debentures of $285,000.  The value of the shares was amortized over the modified term of the Debentures as interest expense.  The Company did not make payments totaling $750,000 as scheduled and Breckenridge asserted its rights under the Debenture agreement for penalties.  Breckenridge asserted a claim of $379,000 and the Company agreed to satisfy the claim in full through the issuance of 1,550,000 shares of the Company’s Class A common stock with a value of $225,000.  The Company transferred the shares to Breckenridge on October 20, 2003, in full satisfaction of the claim and recorded the penalty as interest expense.

In connection with the issuance of the Debentures, the Company entered into a registration rights agreement in which the Company agreed to register the resale of the shares underlying the Debentures, the Collateral Shares, and the Released Shares.  The Company filed a registration statement on Form S-2, which became effective February 14, 2003.  Additionally, the Company filed another registration statement on July 2, 2003, which was declared effective on July 7, 2003, which included shares which were issuable to Breckenridge in connection with the Debentures.

Through December 31, 2003, the Company had paid $650,000 of the outstanding principal, together with $54,000 in accrued interest.  Additionally, through December 31, 2003, the holder of the Debentures converted the remaining $850,000 principal amount and $41,000 in accrued interest into 7,359,089 shares of Fonix Class A common stock.  These payments and conversions resulted in the full payment of the Debenture as of December 31, 2003.

As part of the Debenture agreement, the Company was required to pay Breckenridge a placement fee in the amount of $350,000 payable in stock at the conclusion of the Debenture.  The Company satisfied the obligation through the issuance of 2,000,000 shares of the Company’s Class A common stock valued at $358,000, or $0.179 per share and 377,717 shares of the Company’s Class A common stock valued at $59,000, or $0.157 per share.  The Company recorded the expense as interest expense during December 2003.

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

Upon discovering in March 2004 that the Unauthorized Shares had been improperly transferred to the Debenture holder, the Company attempted to settle the matter with the Debenture holder but was unable to reach a settlement.  Accordingly, on May 3, 2004, the Company filed a lawsuit against the Debenture holder, alleging the improper transfer to and subsequent sale of the Unauthorized Shares by the Debenture holder.  The lawsuit was subsequently dismissed without prejudice and refilled on October 12, 2004.  The complaint seeks (i) a declaratory judgment that the Company may set off the fair value of the Unauthorized Shares against the value the Company owes to the Debenture holder in connection with the Series I Preferred Stock transaction (see Note 7), (ii) judgment against the Debenture holder for the fair value of the Unauthorized Shares, and (iii) punitive damages from the Debenture holder for improper conversion of the Unauthorized Shares.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

7.  PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock - At September 30, 2004, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

Series H Preferred Stock - As further described in Note 2, the Company issued 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock with a stated value of $10,000 per share on February 24, 2004.  Dividends on the stated value of the outstanding Series H Preferred Stock are payable at the rate of 5% per annum as and when declared by the Board of Directors.  The annual dividend requirement is $1,000,000.  If dividends are declared on Fonix's common stock, as a condition of that dividend, Fonix is required to pay 3% of the aggregate amount of such dividend to the holders of the Series H Preferred Stock.  Dividends on the Series H Preferred Stock are payable in cash or, at the option of Fonix, in shares of Class A common stock.  As of September 30, 2004, the Company has paid dividends totaling $350,000 on its Series H Preferred Stock.  The Company elected to pay the September 30, 2004 dividend in stock and issued 1,002,406 shares of the Company’s Series A common stock subsequent to September 30, 2004.

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

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Dividends on the Series I Preferred Stock are payable at the annual rate of 8% of the stated value of the shares of Series I Preferred Stock outstanding.  The dividends are payable in cash or shares of our Class A common stock, at the Company’s option.  Aggregate annual dividend requirements for the Series I Preferred Stock are $260,000.  As of September 30, 2004, the Company accrued a dividend of $194,000 on its Series I Preferred Stock.

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

The Series I Preferred Stock is convertible into shares of our Class A common stock as follows:

$

The first $250,000 (250 shares) of Series I Preferred Stock is convertible as follows: (i) for any conversion occurring prior to the date on which the SEC declares a registration statement effective (the "Effective Registration Date") and through the tenth business day following the Effective Registration Date, the conversion price will be 87.5% of the average of the two lowest closing bid prices over the twenty trading days prior to the conversion date; and (ii) for any conversion occurring on or after the eleventh business day following the Effective Registration Date, the conversion price will be $0.23 per share.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

$

If, prior to August 31, 2004, there had not been a declared default under the purchase agreement, the Company will deposit into the Escrow Account 25% of any amount it receives in excess of $1,000,000, calculated per put, under the terms of the Fifth Equity Line of Credit, or other similar equity line of financing arrangement.

$

If, prior to August 31, 2004, there had been a declared default under the preferred stock purchase agreement, the Company will deposit into the Escrow Account 33% of any amount the Company receives in excess of $1,000,000, calculated per put, under the terms of the Fifth Equity Line or other similar equity line of financing arrangement.

In the event that there remains in the Escrow Account amounts following either (i) the conversion of all of the outstanding shares of Series I Preferred Stock, together with any accrued and unpaid dividends thereon, or (ii) redemption of all of the outstanding shares of Series I Preferred Stock, together with any accrued and unpaid dividends thereon, those remaining amounts shall be released from the Escrow Account to the Company.  As of September 30, 2004, the Company has deposited $340,000 into the Escrow Account.

The Company has granted Breckenridge a first priority security interest in Company’s intellectual property assets as security under the Purchase Agreement.  Breckenridge has agreed to release such lien upon the registration of the Company’s Class A common stock, as outlined above, becoming effective and the Company depositing $2,000,000 in the Escrow Account.   The registration statement was declared effective on November 12, 2004.  Breckenridge has not released its security interest in the Company’s intellectual property assets as the Company has not deposited $2,000,000 into the Escrow Account.

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

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

For the nine months ended September 30, 2004 the Company received $9,200,000 in funds drawn under the Fifth Equity Line, less commissions and fees of $302,000, and issued 30,435,245 shares of Class A common stock to the Equity Line Investor.  As of September 30, 2004, the Company owed 2,881,665 shares of Class A common stock to the Equity Line Investor relating to funds received under a put notice valued at $325,000.  This amount is reflected in the financial statements as an accrued liability.

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

Class A Common Stock – During the nine months ended September 30, 2004, 30,435,245 shares of Class A common stock were issued in connection with draws on the equity line (see Note 8), 7,036,802 shares were issued in connection with the acquisition of LecStar (see Note 2), 2,414,596 shares were issued in connection with the Series I Preferred Stock transaction (see Note 8), 1,463,753 shares were issued in full satisfaction of $35,000 of accounts payable and $258,000 of accrued liabilities, and 250,000 shares were issued in connection with certain consulting and compensation agreements valued at $41,000.

Stock Options – During the nine months ended September 30, 2004, the Company granted options to employees to purchase 92,000 shares of Class A common stock.  The options have exercise prices ranging from $0.21 to $0.37 per share, which was the quoted fair market value of the stock on the dates of grant.  The options granted vest over the three years following issuance.  Options expire within ten years from the date of grant if not exercised.  Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $0.22 per share.  During the nine months ended September 30, 2004, 35,366 options were forfeited by former employees of the Company.  As of September 30, 2004, the Company had a total of 865,535 options to purchase Class A common stock outstanding.

Warrants – As of September 30, 2004, the Company had warrants to purchase a total of 1,005,389 shares of Class A common stock outstanding that expire through 2010.

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

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The Company did not have sufficient cash to pay the first installment payment due May 1, 2003.  The Company reached an agreement with the Department of Labor to extend the commencement date for installment payments to August 1, 2003 and since that time has made the required payments due under the modified agreement.

Breckenridge Lawsuit - On May 3, 2004, the Company filed a lawsuit against The Breckenridge Fund, LLC (“Breckenridge”), alleging the improper transfer to and subsequent sale of shares of the Company’s common stock by Breckenridge.  That lawsuit was subsequently dismissed without prejudice and refilled on October 13, 2004 (the “Breckenridge Lawsuit”).  The complaint seeks (i) a declaratory judgment that the Company may set off the fair value of the Unauthorized Shares against the value the Company owes to Breckenridge in connection with the Series I Preferred Stock transaction, (ii) judgment against Breckenridge for the fair value of the Unauthorized Shares, and (iii) punitive damages from Breckenridge for improper conversion of the Unauthorized Shares.  The Company also sought and obtained a temporary restraining order against Breckenridge, prohibiting them from selling any of the Company’s common stock, or alternatively requiring Breckenridge to deposit the proceeds of any such sales into an interest bearing account.

Series I Complaint – On November 10, 2004, Breckenridge tendered to the Company a conversion notice, converting 16 shares of Series I Preferred Stock into 123,971 shares of common stock.  In light of the temporary restraining order in the Breckenridge Lawsuit, Fonix instructed its transfer agent to include on the share certificate a legend referencing the restraining order and the lawsuit.   Subsequently, Breckenridge filed a complaint against Fonix (Supreme Court of the State of New York, County of Nassau, Index No. 015822/04) in connection with the Series I Preferred Stock.  In the Complaint, Breckenridge alleges that it was improper for Fonix to include any legends on the shares issued in connection with conversions of the Series I Preferred Stock other than those agreed to by Breckenridge in the Series I Preferred Stock purchase agreement (the “Series I Agreement”).  Breckenridge also seeks liquidated damages for Fonix’s failure to issue shares free of the allegedly inappropriate legend.  The Complaint seeks $4,000,000 in compensatory damages and $10,000,000 in punitive damages.  Fonix intends to vigorously defend itself in the action.

Subsequent to filing the complaint, Breckenridge moved for a temporary restraining order to prevent Fonix from issuing shares with any legend other than those agreed upon by Breckenridge in the Series I Agreement.  On November 18, 2004, at a hearing on Breckenridge’s motion, the court entered an order stating that Fonix may not place any legend on shares issued to Breckenridge upon conversion of the Series I Preferred Stock other than those permitted under the Series I Agreement, and further requiring Breckenridge to place into escrow the proceeds of any sales of such shares.

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

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The following presents certain segment information as of and for three and nine months ended September 30, 2004:

	Three Months Ended September 30, 2004
	Speech	Telecom	Total

Revenues from external customers	$ 379,000	$ 4,047,000	$ 4,426,000
Depreciation and amortization	(27,000)	(1,689,000)	(1,716,000)
Interest expense	(326,000)	(359,000)	(685,000)
Gain on forgiveness of debt	1,159,000	-	1,159,000
Segment loss	(701,000)	(2,620,000)	(3,321,000)
Segment assets	3,387,000	17,403,000	20,790,000
Expenditures for segment assets	28,000	34,000	62,000

	Nine months Ended September 30, 2004
	Speech	Telecom	Total

Revenues from external customers	$ 991,000	$ 9,602,000	$ 10,593,000
Depreciation and amortization	(91,000)	(4,117,000)	(4,208,000)
Interest expense	(761,000)	(826,000)	(1,587,000)
Gain on forgiveness of debt	1,661,000	-	1,661,000
Segment loss	(4,295,000)	(6,934,000)	(11,229,000)
Segment assets	3,387,000	17,403,000	20,790,000
Expenditures for segment assets	130,000	22,362,000	22,492,000

Revenues and assets outside the United States of America were not material.  During 2004, the Company had no customers that exceeded 10% of total revenues.  The Company had revenues from one customers of the Speech business segment that represented approximately 24%, of the Company’s consolidated revenues for the nine months ended September 30, 2003.

12.  SUBSEQUENT EVENTS

Fifth Equity Line of Credit - Subsequent to September 30, 2004 and through November 19, 2004, the Company received $1,750,000 in funds, less commissions and fees of $56,000, drawn under the Fifth Equity Line and issued 16,071,904 shares of Class A common stock to the Equity Line Investor.

Sixth Equity Line of Credit – The Company entered, as of November 15, 2004, into a sixth private equity line agreement (the "Sixth Equity Line Agreement") with the Equity Line Investor, on terms substantially similar to those of the Fifth Equity Line.  Under the Fifth Equity Line Agreement, the Company has the right to draw up to $20,000,000 against an equity line of credit ("the Sixth Equity Line") from the Equity Line Investor.  The Company is entitled under the Sixth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of the Company's Class A common stock in lieu of repayment of the draw.  The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of the Company's Class A common stock over the ten trading days after the put notice is tendered.  The Equity Line Investor is required under the Sixth Equity Line Agreement to tender the funds requested by the Company within two trading days after the ten-trading-day period used to determine the market price.

In connection with the Sixth Equity Line Agreement, the Company granted registration rights to the Equity Line Investor and will file a registration statement on Form S-2, which covered the resales of the shares to be issued under the Sixth Equity Line.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Acquisition of Empire One Telecommunications, Inc - On November 19, 2004, the Company signed a Merger Agreement (the “Agreement”) that set forth the principal terms on which our wholly owned subsidiary, TOE Acquisition Corporation, a Delaware corporation (“Sub”) will merge into Empire One Telecommunications, Inc., a Delaware corporation (“EOT”). EOT will be the surviving corporation.  EOT is a Brooklyn, New York based CLEC.

EOT is a regional provider of communications services, including wireline voice, data, long distance and Internet services, to business and residential customers in 16 Sates and the District of Columbia.

The closing of the EOT transaction (as anticipated by the Agreement) is subject to several conditions including, among others, the completion of necessary regulatory approvals.  As set forth in the Agreement, the primary terms of the transaction will be as follows:

▪

To the current holders of EOT’s common stock, we will pay $2,500,000, less the amount of certain EOT debt assumed by the Company which debt will not exceed $1,500,000.

▪

To the current holders of EOT's common stock, we will also issue $2 million of restricted Fonix common stock (the “Merger Stock”) that we will agree to register within 120 days after closing.  Resales of these shares after the effectiveness of the registration statement, for all EOT stockholders, shall be limited to no more than (a) 200,000 shares per month or (b) 5% of the average daily volume for the trailing 4 weeks, commencing 6 months after the closing and until the date Fonix is no longer required to maintain the effectiveness of the registration statement.  The number of shares of common stock issuable to the EOT common stock holders would be determined by dividing $2 million by the average closing bid price of our common stock for the first 45 of the 48 consecutive trading days immediately preceding the closing.

▪

At closing, 100% of the Merger Stock shall be deposited into escrow for the purpose of securing the indemnification obligations of the shareholders of EOT.  The Merger Stock shall be released from escrow as follows: (i) on the 120th day after the closing the escrow agent shall disburse to each EOT stockholder his, her or its share of an amount equal to 45% of the portion of the Merger Stock not yet claimed by Sub or the Company to be due Sub or the Company, as applicable, as a result of an indemnity claim pursuant to the Agreement (the “Unclaimed Escrowed Funds”), (ii) on the 210th day after the closing, the escrow agent shall disburse to each EOT stockholder his, her or its share of an amount equal 45% of the remaining Unclaimed Escrowed Funds, and (iii) on the 1 year anniversary of the closing the escrow agent shall disburse to each EOT stockholder his, her or its share of an amount equal to all of the remaining Unclaimed Escrow Funds.

The closing of the merger of Sub into EOT is subject to several conditions, including among others, the following:

▪

The stockholders of EOT shall have approved the Agreement and the merger and the number of dissenting shares shall not exceed 2% of the number of EOT shares outstanding at the closing;

▪

Necessary regulatory approvals;

▪

The operation of Fonix and EOT after September 30, 2004 and through closing in the ordinary course without incurring any extraordinary liabilities, are defined; and

▪

Certain existing employees of EOT shall enter into “at will” employment arrangements with EOT contingent upon the closing.

While there can be no assurance that we will complete this acquisition, management anticipates that we will close the acquisition on or around January 15, 2005 or as soon thereafter as circumstances permit.

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

Overview

Since inception, we have devoted substantially all of our resources to research, development and acquisition of software technologies that enable intuitive human interaction with computers, consumer electronics, and other intelligent devices.  Through September 30, 2004, we have incurred significant cumulative losses, and losses are expected to continue until the effects of recent marketing and sales efforts begin to take effect, if ever.  We continue to emphasize delivery and sales of our applications and solutions (“Products”) while achieving technology upgrades to maintain our perceived competitive advantages.  In addition, with the recent LecStar acquisition, we will encourage the revenue and customer growth through the LecStar operations and additional telecom acquisitions.  We anticipate increased revenue growth through strategic telecom acquisitions and improved operating margins by consolidating operations and incorporating our technologies.  In addition, we expect to identify market opportunities to sell our speech products to our telecom customers.

In our current marketing efforts in the speech software market, we seek to form relationships with third parties who can incorporate our speech-enabling Products into new or existing products.  Such relationships may be structured in any of a variety of ways including traditional technology licenses, collaboration or joint marketing agreements, co-development relationships through joint ventures or otherwise, and strategic alliances.  The third parties with whom we presently have such relationships and with which we may have similar relationships in the future include developers of application software, operating systems, computers, microprocessor chips, consumer electronics, automobiles, telephony, and other products.  We are currently in negotiation with customers and potential customers to enter into additional third-party licensing, collaboration, co-marketing, and distribution arrangements.

Our revenues increased from $457,000 for the three months ended September 30, 2003 to $4,426,000 for the three months ended September 30, 2004, and increased from $1,678,000 for the nine months ended September 30, 2003, to $10,593,000 for the nine months ended September 30, 2004, substantially due to contributions from our acquisition of LecStar.  However, we incurred negative cash flows from operating activities of $10,657,000 during the nine months ended September 30, 2004.  Sales and licensing of Products have not been sufficient to finance ongoing operations.  As of September 30, 2004, we had negative working capital of $14,994,000, an accumulated deficit of $222,394,000, accrued employee wages of $3,035,000, accrued liabilities of $6,224,000 and accounts payable of $6,040,000.  Our continued existence is dependent upon several factors, including our success in (1) increasing Product license, royalty, sales, and services revenues, (2) raising sufficient additional equity and debt funding through the use of the Fifth Equity Line or other facilities, and (3) minimizing and reducing operating costs.  Until sufficient revenues are generated from operating activities, we expect to continue to fund our operations through the sale of our equity securities, primarily in connection with the Fifth Equity Line (discussed below).

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

At June 30, 2004, we recognized an impairment loss on the contracts and agreements intangible asset acquired in connection with the LecStar acquisition (see Note 2 to condensed consolidated financial statements) of $738,000 based on estimated future cash flows.

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

Revenue Recognition - We recognize revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” and related interpretations.  We generate revenues from licensing the rights to our software products to end users and from royalties.  We also generate service revenues from the sale of consulting and development services.

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

Deferred revenue as of September 30, 2004 and December 31, 2003 consisted of the following:

Description	Criteria for Recognition	September 30, 2004	December 31, 2003
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 451,000	$ 535,00
Telecom services	Service provided for customer	540,000	--
Deferred customer support agreements	Expiration of period covered by support agreement	29,000	5,000
Total Deferred revenue		$ 1,020,000	$ 540,000

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

Results of Operations

Three months ended September 30, 2004, compared with three months ended September 30, 2003

During the three months ended September 30, 2004, we recorded revenues of $4,426,000, an increase of $3,969,000 over the same period in the previous year.  The increase was primarily due to the acquisition of LecStar, accounting for $4,047,000 of the increase, partially offset by decreased non-recurring engineering (“NRE”) revenues of $48,000, decreased DECtalk royalties of $110,000 and decreased licensing revenues of $47,000.

Cost of revenues was $2,227,000 for the three months ended September 30, 2004, an increase of $2,214,000 over the same period in the previous year.  The increase is primarily due to the acquisition of LecStar contributing $2,225,000 to the increase.  These costs represent expenses associated with providing LecStar’s services through the leasing of network components from BellSouth and long distance services purchased from inter-exchange carriers.  This increase was partially offset by decreased expenses related to NRE projects due to the overall decrease in NRE contracts during the quarter.

Selling, general and administrative expenses were $3,816,000 for the three months ended September 30, 2004, representing an increase of $2,478,000 over the same period in the previous year.  The increase is primarily due to the acquisition of LecStar, which contributed $2,497,000 to the increase, increased travel expenses of $74,000, increased investor relations expenses of $81,000 and increased legal and accounting fees of $88,000, partially offset by decreased consulting expenses of $112,000 and decreased salary and wage expenses of $169,000.

We incurred research and product development expenses of $592,000 for the three months ended September 30, 2004, a decrease of $531,000 over the same period in the previous year.  The decrease is primarily due to an overall decrease in salaries and wage-related expenses of  $302,000, decreased occupancy related costs of $36,000, decreased consulting expenses of $175,000 due to a decrease in the utilization of external consultants and decreased depreciation of $31,000 due to the overall decrease in fixed assets.

Net interest and other income was $474,000 for the three months ended September 30, 2004, an increase of $1,275,000 from the same period in the previous year.  The overall increase is due to the interest payments made under the note payable issued in connection with the acquisition of LecStar and the gain on forgiveness of liabilities.

Nine months ended September 30, 2004, compared with nine months ended September 30, 2003

During the nine months ended September 30, 2004, we recorded revenues of $10,593,000, reflecting an increase of $8,915,000 over the same period in the previous year.  The increase was primarily due to the acquisition of LecStar accounting for $9,602,000, partially offset by decreased NRE revenues of $387,000, decreased DECtalk royalties of $264,000 and decreased hardware sales of $30,000.

Cost of revenues was $5,288,000 for the nine months ended September 30, 2004, an increase of $5,092,000 over the same period in the previous year.  The increase is primarily due to the acquisition of LecStar, contributing $5,255,000 to the increase.  These costs represent expenses associated with providing LecStar’s services through the leasing of network components from BellSouth and long distance services purchased from inter-exchange carriers.  This increase was partially offset by decreased expenses related to NRE projects due to the overall decrease in NRE contracts during the period.

Selling, general and administrative expenses for the nine months ended September 30, 2004 were $9,950,000, an increase of $4,868,000 over the same period in the previous year.  The increase is primarily due to the acquisition of LecStar, which contributed $5,850,000 to the increase and increased legal and accounting fees of $598,000, partially offset by decreased salary and wage expenses of $1,140,000, decreased consulting expenses of $319,000, a reduction in accrued vacation of $200,000 based on a change in the Company’s vacation policy, decreased occupancy related expenses of $145,000 and decreased depreciation expenses of $103,000.

Product development and research expenses for the nine months ended September 30, 2004 were $2,058,000, a decrease of $1,824,000 over the same period in the previous year.  The decrease is primarily due to decreased salary and wage related costs of $1,432,000, a reduction in accrued vacation of $200,000 based on a change in the Company’s vacation policy, decreased occupancy related costs of $140,000 and decreased depreciation expenses of $91,000.

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

Our cash resources, limited to collections from customers, draws on the Fifth Equity Line, proceeds from the issuance of preferred stock and loan proceeds, are only sufficient to cover current operating expenses and payments of current liabilities.  We have entered into certain term payment plans with current and former employees and vendors.  As a result of cash flow deficiencies, payments to former employees and vendors not on a payment plan have been delayed.  We have significantly reduced our workforce during 2003 and 2004.  At September 30, 2004, unpaid compensation payable to current and former employees amounted to approximately $3,035,000 and vendor accounts payable amounted to approximately $6,040,000.  We have not been declared in default under the terms of any material agreements.

Several former employees filed suits against Fonix to collect past due wages or filed complaints with the State of Utah Labor Commission asserting past due wage claims.  We have settled several of these suits and are negotiating to settle the remaining suits on terms similar to those offered to current employees who are also owed past due wages.

We had $10,593,000 in revenue and a net loss of $11,229,000 for the nine months ended September 30, 2004.  Net cash used in operating activities of $10,657,000 for the nine months ended September 30, 2004, resulted principally from the net loss incurred of $11,229,000, decreased accrued payroll and compensation expenses of $3,929,000, decreased accounts payable of $521,000, forgiveness of accounts payable and accrued liabilities of $1,661,000, decreased prepaid expenses of $61,000 and decreased deferred revenues of $139,000, partially offset by amortization and impairment of intangibles related to the acquisition of LecStar of $3,867,000 and $738,000 respectively, reductions in accounts receivable of $347,000, accretion of the discount on notes payable of $364,000, increases in other accrued liabilities of $1,205,000 and depreciation expense of $301,000.  Net cash used in investing activities of $526,000 for the nine months ended September 30, 2004, consisted of payments to the escrow account related to the Series I Preferred Stock of $340,000 and purchases of equipment of $233,000, partially offset by cash received in connection with the acquisition of LecStar of $47,000.  Net cash provided by financing activities of $11,489,000 consisting primarily of the receipt of $8,924,000 in cash related to the sale of shares of Class A common stock and the receipt of $3,010,000 in cash related to the issuance of the Series I Preferred stock, partially offset by dividend payments on the Series H Preferred stock of $350,000 and payments on notes payable of $95,000.

We had negative working capital of $14,994,000 at September 30, 2004, compared to negative working capital of $13,188,000 at December 31, 2003.  Current assets increased by $2,455,000 to $2,797,000 from December 31, 2003, to September 30, 2004.  Current liabilities increased by $4,261,000 to $17,791,000 during the same period.  The change in working capital from December 31, 2003, to September 30, 2004, reflects, in part, the receipt of the proceeds from the issuance of the Series I Preferred Stock, the receipt of proceeds from puts under the equity line, decreases in accrued payroll and increased accounts receivable balances due to the acquisition of LecStar, partially offset by increases in accounts payable, accrued liabilities and deferred revenues.  Total assets were $20,790,000 at September 30, 2004, compared to $3,173,000 at December 31, 2003.

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

Principal payments of $31,000 have been made against the note.  At September 30, 2004 the Company entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between the company and the note holders.  The remaining balance due at September 30, 2004 was $686,000.

The unpaid balance of $686,000 is secured by a second priority security interest in our intellectual property rights.  As of September 30, 2004, the Lenders had not converted any of the outstanding balance nor interest thereon into Class A common stock.

Notes Payable

In connection with the acquisition of certain entities in 1998, we issued unsecured demand notes payable to former stockholders of the acquired entities in the aggregate amount of $1,710,000.  Of the notes payable, $78,000 remained unpaid as of September 30, 2004.  During 2000, the holders of these notes made demand for payment and we commenced negotiating with the holders of these notes to reduce the outstanding balance.  No additional demands have been made and no payments have been made by us to the holders of these notes.

In connection with the acquisition of the capital stock of LTEL, we issued a 5%, $10,000,000, secured, six-year note payable to McCormack Avenue, Ltd.  Under the terms of the note payable, quarterly interest only payments are required through January 15, 2005, with quarterly principal and interest payments beginning April 2005 through the final payment due January 2010.  The Company has made all schedule interest payments through September 30, 2004.

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

LecStar has outstanding unsecured demand notes to officers, directors and investors bearing an interest rate of 12%.  At September 30, 2004, the total outstanding balance due under the demand notes was $44,000.

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

Upon discovering in March 2004 that the Unauthorized Shares had been improperly transferred to the Debenture holder, we attempted to settle the matter with the Debenture holder but were unable to reach a settlement.  Accordingly, on May 3, 2004, we filed a lawsuit against the Debenture holder, alleging the improper transfer to and subsequent sale of the Unauthorized Shares by the Debenture holder.  That lawsuit was subsequently dismissed without prejudice and refiled on October 13, 2004.  The complaint seeks (i) a declaratory judgment that the Company may set off the fair value of the Unauthorized Shares against the value we owe to the Debenture holder in connection with the Series I Preferred Stock transaction (see Note 7 to condensed consolidated financial statements), (ii) judgment against the Debenture holder for the fair value of the Unauthorized Shares, and (iii) punitive damages from the Debenture holder for improper conversion of the Unauthorized Shares.

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

For the nine months ended September 30, 2004, we received $9,200,000 in funds drawn under the Fifth Equity Line, less commissions and fees of $302,000, and issued 30,435,245 shares of Class A common stock to the Equity Line Investor.  As of September 30, 2004, we owed 2,881,665 shares of Class A common stock to the Equity Line Investor relating to funds received under a put notice valued at $325,000.  This amount is reflected in the financial statements as an accrued liability.  Subsequent to September 30, 2004, we received $1,750,000 in funds drawn under the Fifth Equity Line, less commissions and fess of $56,500, and issued 16,071,904 shares of Class A common stock to the Equity Line Investor.

Sixth Equity Line of Credit

We entered, as of November 15, 2004, into a sixth private equity line agreement (the "Sixth Equity Line Agreement") with the Equity Line Investor, on terms substantially similar to those of the Fifth Equity Line.  Under the Fifth Equity Line Agreement, we have the right to draw up to $20,000,000 against an equity line of credit ("the Sixth Equity Line") from the Equity Line Investor.  We are entitled under the Sixth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of our Class A common stock in lieu of repayment of the draw.  The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice is tendered.  The Equity Line Investor is required under the Sixth Equity Line Agreement to tender the funds requested by us within two trading days after the ten-trading-day period used to determine the market price.

In connection with the Sixth Equity Line Agreement, we granted registration rights to the Equity Line Investor and will file a registration statement on Form S-2, which covered the resales of the shares to be issued under the Sixth Equity Line.

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

$

If, prior to August 31, 2004, there had not been a declared default under the purchase agreement, we will deposit into the Escrow Account 25% of any amount we receive in excess of $1,000,000, calculated per put, under the terms of the Fifth Equity Line of Credit, or other similar equity line of financing arrangement.

$

If, prior to August 31, 2004, there had been a declared default under the preferred stock purchase agreement, the Company will deposit into the Escrow Account 33% of any amount the Company receives in excess of $1,000,000, calculated per put, under the terms of the Fifth Equity Line or other similar equity line of financing arrangement.

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

Subsequent to September 30, 2004, Breckenridge converted 16 shares of Series I Preferred Stock and we issued 123,971 shares of our Class A common stock.

Stock Options and Warrants

 During the nine months ended September 30, 2004, we granted options to employees to purchase 92,000 shares of Class A common stock.  The options have exercise prices ranging from  $0.21 to $0.37 per share, which was the quoted fair market value of the stock on the dates of grant.  The options granted vest over the three years following issuance.  Options expire within ten years from the date of grant if not exercised.  Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $0.22 per share.  As of September 30, 2004, the Company had a total of 865,535 options to purchase Class A common stock outstanding.

As of September 30, 2004, we had warrants to purchase a total of 1,005,389 shares of Class A common stock outstanding that expire through 2010.

Other

We presently have no plans to purchase new research and development or office facilities.

Outlook

Corporate Mission Statement, Strategic goals, Financial Objectives and Growth Strategy

Mission Statement:  “Provide integrated communication products and services through innovative technologies”

Strategic Goals:

▪

Integrate innovated technologies such as Voice Over Internet Protocol (“VoIP”), Broadband over Power Line (“BPL”) and switched telecommunication services with efficient and profitable revenue.

▪

Capitalize on LecStar’s built-in and growing customer base.

▪

Implement a CLEC roll-up and consolidation strategy using the LecStar platform.

▪

Integrate our speech technologies with LecStar’s product offerings to expand customer base and improve operating margins.

▪

Provide competitive speech solutions for mobile/wireless devices, games, telephony systems and assistive markets based on text-to-speech technologies (“TTS”) and automated speech recognition technologies (“ASR” and together with our TTS, the “Core Technologies”).

▪

Couple our award winning technology with the leading names in wireless devices, entertainment game platforms and telephony solutions.

▪

Focus on clearly measured, value-added speech-based market solutions.

▪

Expand awareness of our products and services by enhancing our public profile on a targeted basis.

▪

Enhance our competitiveness by increasing value-added solutions, portability and ease of use.

Financial Goals:

▪

Increase revenue and positive EBITDA based on the combination of LecStar’s revenue and our speech revenue.

▪

Deliver predictable revenue and earnings.

▪

Provide return on shareholder equity.

Growth Strategy:

We will employ a consolidation-driven growth strategy in the telecom industry using LecStar as the platform.  We anticipate that strategic acquisitions of synergistic companies will deliver a stable revenue stream and expanded customer base.  Integration of support functions and overhead will create operational and financial efficiencies.  We expect implementation of our Core Technologies by acquired synergistic companies will

▪

enhance operating margins;

▪

improve customer service;

▪

minimize customer churn; and

▪

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

As noted above, as of September 30, 2004, we had an accumulated deficit of $222,394,000, negative working capital of $14,994,000 accrued employee wages and other compensation of $3,050,000, accrued liabilities of $6,224,000, and accounts payable $6,040,000.  Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations, although we have limited capital available under an equity line of credit.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through the sale of our equity securities, primarily in connection with the Fifth Equity Line.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  Over the past year, we have reduced our workforce in our speech business unit by approximately 50%.  This reduction may adversely affect our ability to fill existing orders.  As we have noted in our annual report and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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

Regulatory Uncertainty

The March 2, 2004 decision from the U.S. Court of Appeals for the District of Columbia reversed portions of the Federal Communications Commission’s (FCC) Triennial Review Order rules for access to unbundled network element platform (UNE-P) at Total Element Long Run Incremental Cost (TELRIC).  This resulted in the expiration of portions of pre-existing unbundling rules on June 15, 2004.  BellSouth, the primary incumbent local exchange carrier that LecStar Telecom, Inc. (LecStar) uses for wholesale access to UNE-P access lines to its customers, is currently subject to the FCC Interim unbundling rates which freeze wholesale access rates charged to LecStar for six months ending March 12, 2005 while final Federal unbundling Rules are being developed by the FCC. Final Rules may be voted on by the FCC as early as December 15, 2004 and would to supercede the Interim Rules.

Potential Impacts

LecStar seeks to structure and price its products in order to maintain gross margin as a percentage of revenue at certain targeted levels. While the control of the structure and pricing of our products assists us in mitigating risks of regulatory uncertainty that can lead to increases in network and line costs, the telecommunications industry is highly competitive and there can be no assurances that we will be able to effectively pass along any increases in wholesale network access rates in the form of higher priced products.  There are several regulatory uncertainties that could cause our network and line costs as a percentage of revenue to increase in the future, including, without limitation:

•

Determinations by the FCC, courts, or state commission(s) that make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas, requiring us to provide services in these areas through other means, including total service resale agreements with incumbent local telephone companies, purchase of special access services or network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Act, in any case at significantly increased costs, or to provide services over our own switching facilities, if we are able to deploy them. The U.S. Court of Appeals for the District of Columbia, on March 2, 2004, issued an order that reversed the FCC’s Triennial Review Order in part and remanded to the FCC with instructions to revise the Order in material ways that have the potential to make unbundled switching, other unbundled network elements and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas.

•

Adverse changes to the current pricing methodology mandated by the FCC for use in establishing the prices charged to us by incumbent local telephone companies for the use of their unbundled network elements. The FCC’s 2003 Triennial Review Order, which was reversed in part and remanded to the FCC with instructions to revise the Order in material ways, clarified several aspects of these pricing principles related to depreciation, fill factors (i.e. network utilization) and cost of capital, which could enable incumbent local telephone companies to increase the prices for unbundled network elements. In addition, the FCC released a Notice of Proposed Rulemaking on December 15, 2003, which initiated a proceeding to consider making additional changes to its unbundled network element pricing methodology, including reforms that would base prices more on the actual network costs incurred by incumbent local telephone companies than on the hypothetical network costs that would be incurred when the most efficient technology is used. These changes could result in material increases in prices charged to us for unbundled network elements.

•

 Determinations by state commissions to increase prices for unbundled network elements in ongoing state cost dockets.

As a result of such current uncertainty in the regulatory environment, any or all of a variety of variables such as the pending Federal and related state regulatory and court decisions, on-going proceedings in these jurisdictions and commercial negotiations underway, could potentially result in retroactively applied liabilities and/or future increases in monthly recurring costs of services.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Breckenridge Lawsuit - On May 3, 2004, the Company filed a lawsuit against The Breckenridge Fund, LLC (“Breckenridge”), alleging the improper transfer to and subsequent sale of shares of the Company’s common stock by Breckenridge.  That lawsuit was subsequently dismissed without prejudice and refilled on October 13, 2004 (the “Breckenridge Lawsuit”).  The complaint seeks (i) a declaratory judgment that the Company may set off the fair value of the Unauthorized Shares against the value the Company owes to Breckenridge in connection with the Series I Preferred Stock transaction, (ii) judgment against Breckenridge for the fair value of the Unauthorized Shares, and (iii) punitive damages from Breckenridge for improper conversion of the Unauthorized Shares.  The Company also sought and obtained a temporary restraining order against Breckenridge, prohibiting them from selling any of the Company’s common stock, or alternatively requiring Breckenridge to deposit the proceeds of any such sales into an interest bearing account.

Series I Complaint – On November 10, 2004, Breckenridge tendered to the Company a conversion notice, converting 16 shares of Series I Preferred Stock into 123,971 shares of common stock.  In light of the temporary restraining order in the Breckenridge Lawsuit, Fonix instructed its transfer agent to include on the share certificate a legend referencing the restraining order and the lawsuit.   Subsequently, Breckenridge filed a complaint against Fonix (Supreme Court of the State of New York, County of Nassau, Index No. 015822/04) in connection with the Series I Preferred Stock.  In the Complaint, Breckenridge alleges that it was improper for Fonix to include any legends on the shares issued in connection with conversions of the Series I Preferred Stock other than those agreed to by Breckenridge in the Series I Preferred Stock purchase agreement (the “Series I Agreement”).  Breckenridge also seeks liquidated damages for Fonix’s failure to issue shares free of the allegedly inappropriate legend.  The Complaint seeks $4,000,000 in compensatory damages and $10,000,000 in punitive damages.  Fonix intends to vigorously defend itself in the action.

Subsequent to filing the complaint, Breckenridge moved for a temporary restraining order to prevent Fonix from issuing shares with any legend other than those agreed upon by Breckenridge in the Series I Agreement.  On November 18, 2004, at a hearing on Breckenridge’s motion, the court entered an order stating that Fonix may not place any legend on shares issued to Breckenridge upon conversion of the Series I Preferred Stock other than those permitted under the Series I Agreement, and further requiring Breckenridge to place into escrow the proceeds of any sales of such shares.

We are also involved in various claims and proceedings arising in the ordinary course of business.  Management believes, after consultation with legal counsel, that the ultimate disposition of these matters will not materially impact our consolidated financial position, liquidity, or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2004, we issued 8,085,952 shares of our common stock under the Fifth Equity Line to the Equity Line Investor.  Subsequent to September 30, 2004 and through the date of this report, we issued 16,071,904 shares of our common stock under the Fifth Equity Line.  The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The resales of the shares were subsequently registered under registration statements on Form S-2.  The proceeds from the Fifth Equity Line transactions were used for working capital.

Item 6.  Exhibits

a.

Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit No.

Description of Exhibit

2.1	Merger Agreement with Empire One Technologies, Inc.
10.2	Sixth Equity Line Agreement between Queen LLC and Fonix Corporation
31.1	Certification of President
31.2	Certification of Chief Financial Officer
32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fonix Corporation

Date: November 22, 2004

/s/ Roger D. Dudley

Roger D. Dudley, Executive Vice President,

Chief Financial Officer

(Principal financial officer)