Form 10-K
period 2004-12-31
FONIX CORP
filed 2005-03-31
CIK 855585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]

Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004, or

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 is approximately $23,213,000, calculated using a closing price of $0.265 per share on June 30, 2004.  For purposes of this calculation, the registrant has included only the number of shares directly held by its officers and directors as of (and not counting shares beneficially owned on that date), in determining the shares held by non-affiliates.

As of March 28, 2005, there were issued and outstanding 173,040,324 shares of our Class A common stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X].

Fonix Corporation

2004 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Part I

Page

Item  1.

Business

3

Item  2.

Properties

30

Item  3.

Legal Proceedings

31

Item  4.

Submission of Matters to a Vote of Security Holders

32

Part II

Item  5.

Market for Registrant's Common Equity and Related Stockholder Matters

34

Item  6.

Selected Financial Data

38

Item  7.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

39

Item  8.

Financial Statements and Supplementary Data

58

Item  9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

58

Item 9a.

Controls and Procedures

58

Part III

Item 10.

Directors and Executive Officers of the Registrant

59

Item 11.

Executive Compensation

61

Item 12.

Security Ownership of Certain Beneficial Owners and Management

64

Item 13.

Certain Relationships and Related Transactions

65

Item 14.

Principal Accountant Fees and Services

66

Part IV

Item 15.

Exhibits and Financial Statement Schedules

68

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

About Fonix

Based in Salt Lake City, Utah, Fonix Corporation is a communications and technology company that provides integrated telecommunications services through Fonix Telecom, Inc., and LecStar Telecom, Inc., and value-added speech technologies through the Fonix Speech Group. The combination of interactive speech technology and integrated telecommunications services allows Fonix to provide customers with comprehensive, cost-effective solutions to enhance and expand their communications needs.

Fonix is currently emerging from a transitional phase of its development.  Through December 31, 2003, Fonix was solely reliant on the revenue earned from its proprietary speech technologies, development tools and applications.  With its acquisition of LecStar Telecom in February 2004, the Company’s primary revenue source shifted to telecommunications services.  In the near term, the Company expects to continue its development of a diversified revenue base and expects that the telecommunication activities will become major sources of long-term revenue and earnings.

Fonix’s Internet address is www.fonix.com and LecStar’s Internet address is www.lecstar.com.

History and Development of the Company

The Company was incorporated in Delaware in 1985, and pursuant to a merger transaction in 1994, the Company’s name was changed to Fonix Corporation. Fonix delivers, through the Fonix Speech Group, speech interface development tools, solutions and applications (the “Products”) that empower people to interact conversationally with information systems and computing devices. The Products are based on the Company’s speech-enabling technologies, which include text-to-speech (“TTS”) and neural network-based automatic speech recognition (“ASR”).  ASR and TTS technologies are sometimes collectively referred to in this report as “Core Technologies.”  The Company believes its intuitive speech Products enhance user productivity and efficiency in a broad range of markets including mobile and wireless devices; entertainment game consoles; computer telephony and server applications; and assistive and language learning applications for everyday use with computers and electronic devices.

Prior to 2002, the Company focused on research and development (“R&D”) and prototype development projects for customized applications.  The R&D and prototype development used the Core Technologies and development and marketing of multiple operating systems and hardware platforms. The transition from R&D and prototype development to standard speech Products began in 2002.

Fonix serves markets that are adopting speech-enabled interfaces, solutions and applications. As memory requirements, noise robustness, recognition accuracy and efficiency of speech solutions become increasingly critical, Fonix expects its highly competitive speech technologies and solutions to meet customer demand for simple, convenient user interfaces.

On February 24, 2004, the Company completed its acquisition of all of the capital stock of LTEL Holdings Corporation (“LTEL”) and its wholly owned subsidiaries, LecStar Telecom, Inc. and LecStar DataNet, Inc. (collectively “LecStar”).  LecStar, an Atlanta-based competitive local exchange carrier (“CLEC”), offers wire line voice, data, long distance, and Internet services to business and residential customers throughout BellSouth’s

Southeastern United States operating territory.  The acquisition of LecStar significantly accelerates Fonix’s growth strategy by providing a recurring revenue stream, built-in customer base and new marketing channels.

On November 22, 2004, Fonix signed a definitive agreement to acquire Empire One Telecommunications, Inc. (“Empire”). Empire is a privately held CLEC based in Brooklyn, NY.  Fonix anticipates that Empire will provide facility-based local and long distance phone service, Internet service to business and residential customers and Voice Over Internet Protocol (“VoIP”) services initially in the Northeastern United States.  Fonix is in the process of obtaining regulatory approvals for the acquisition of Empire. Fonix management anticipates that, subject to the completion of the regulatory approval process described above, and Empire’s shareholder approval, the acquisition will close as soon thereafter as circumstances permit.

TELECOMMUNICATIONS

 Fonix Telecom, Inc.

On January 13, 2005, Fonix announced the official formation of Fonix Telecom, Inc., a wholly owned subsidiary. Fonix Telecom will begin offering new telecommunications products and services including VoIP as well as next-generation technologies such as Broadband Over Power Lines (“BPL”) through specialized sales and product groups.

On October 4, 2004 Fonix launched VoIP services for small-to medium-sized business customers in the Southeastern United States through LecStar Telecom. VoIP service provides customers with an economical alternative to private branch exchange (PBX) or central office exchange (Centrex) services with the flexibility and durability of Internet Protocol (IP).

The Fonix IP Phone Service, known as Fonix Fonesm, offers VoIP to business customers.  It is a feature-rich service package that provides all Class 5 switching features including E911 (911 service with enhanced abilities to locate mobile customers), conference calling, unified messaging, “find me – follow me” (virtual call forwarding) and a user portal. The service works over the customer’s existing broadband connection and provides proven quality of service and interoperability with all common VoIP protocols. Fonix IP Phone Service is a cost-effective solution, combining all the features and functionalities of a virtual private network at a lower price than traditional voice service platforms.

On August 17, 2004 LecStar field-tested with Duke Power delivery of BPL and VoIP via power lines. On December 20, 2004, the trial was expanded from 10,000 to 15,000 homes in Duke Power’s service area in North and South Carolina from the original 500-home trial. The trial’s specific locations will be determined in the first quarter of 2005.

LecStar’s BPL service allows users to turn any electrical outlet in their home into a gateway to the Internet, simply by plugging in their computer and BPL modem. LecStar expects the service will be available for businesses and consumers by mid-2005 in select markets.

LecStar Telecom, Inc.

LecStar Telecom, a wholly owned subsidiary of Fonix, provides a full array of wireline voice, data, long distance and Internet telephone services utilizing traditional lines. LecStar serves small-to medium-sized businesses and residential customers with a balanced focus on high-density metropolitan areas and under-served smaller communities.  Services are offered at moderate discounts off BellSouth prices and are delivered through the cost-effective use of LecStar Telecom’s network facilities, Unbundled Network Elements (“UNEs”) leased from BellSouth and/or resold via services acquired through wholesale agreements with other carriers. LecStar Telecom’s provisioning systems are electronically bonded with BellSouth enabling the efficient ordering of services in real-time.

LecStar Telecom believes the traditional CLEC model is unsustainable and has failed by putting short-term growth ahead of long-term fundamentals. Traditional CLECs have attempted to grow more quickly than the market could sustain by adding new network assets to new geographical markets too soon, and/or relying on unsustainable revenues such as reciprocal compensation. Instead, LecStar Telecom is taking a unique and cost-effective approach to building its business. As a result, LecStar Telecom has low customer churn and a growing customer base, complemented by an experienced management team.

LecStar Distribution Strategy

LecStar Telecom has entered into interconnection agreements with major incumbent carriers throughout the Southeastern United States, allowing the company to efficiently collocate network facilities with these carriers; lease UNEs; resell their services and utilize the carriers’ provisioning, installation and maintenance services at favorable costs.  Interconnection and resale agreements have been entered with BellSouth, Qwest, US Lec and Global Crossings for access to other network and wholesale access services so the company may market a full suite of communications solutions on par with other major carriers.

LecStar Utility Partnerships

LecStar Telecom has implemented a marketing and distribution channel strategy that it believes to be one of the most cost-efficient in the industry.  LecStar has entered into strategic partnerships with local electric utilities in several parts of the Southeastern United States to market co-branded voice and data services to residential and business customers.  In addition, LecStar has developed marketing partnerships with interconnect companies and value-added agents that market more complex telecommunication services to medium and large businesses.

Competition and Industry Position

LecStar operates in a highly competitive market.  Several of its key competitors have significantly greater financial resources, well-established brand names and reputations, larger customer bases and diverse strategic plans and technologies.  Often, telecommunication services companies will compete for consumers based on price.  The dominant providers conduct extensive advertising campaigns to capture market share.  Competitors with greater financial resources may also be able to provide more attractive incentive packages to independent sales agents to encourage them to offer products that compete with LecStar services.  In addition, competitors with greater resources than LecStar may be better situated to negotiate more favorable contracts with independent sales agents and have the capital to rapidly deploy or leverage existing communications equipment and broadband networks.

In the provision of local access services, long distance services and data and integrated services, LecStar faces competition from incumbent local exchange carriers (“ILECs”) such as BellSouth and Verizon, other CLECs, such as US LEC, ITC Deltacom, TalkAmerica, Z-Tel and other integrated communications providers and inter-exchange carriers who may have a more substantial marketing presence or possess their own network facilities and may offer services similar to the Company at more favorable prices.

Both LecStar competitors and the Company rely substantially on independent agents to market and sell services to their respective customer bases.  Competitors may offer agents greater commissions, better terms or other incentives that hinder the Company’s use of these agents.  In addition, these agents may enter into exclusive arrangements with competitors, which could hinder LecStar’s ability to attract and retain these agents.

LecStar believes that various legislative initiatives, including the Telecommunications Act if 1996, have removed many of the remaining regulatory barriers to local exchange competition. Nevertheless, legislators and regulators are likely to provide ILECs with increased pricing flexibility as competition increases.  If ILECs are permitted to lower their rates substantially, or engage in excessive volume or term discount pricing practices for their customers, the net income or cash flow of integrated communications providers and CLECs such as LecStar could be materially adversely affected. Furthermore, several large, long distance providers have entered local exchange services markets.  LecStar cannot predict the number of competitors that will emerge as a result of currently existing or potential federal and state regulatory or legislative actions. Competition from the regional Bell operating companies with respect to inter-exchange services could have a materially adverse effect on the Company’s business.

Existing competitors are likely to continue to expand their service offerings to appeal to agents and consumers and new competitors are likely to enter the telecommunications market and attempt to market services similar to LecStar’s, which will result in greater competition.  If LecStar’s existing competitors or new competitors devote significant additional resources to the provision of international or national long distance telecommunications services to their customer base, such actions could have a material adverse effect on its business, financial condition and results of operations, and LecStar can make no assurance that it will be able to compete successfully against such existing or new competitors.

In addition to traditional wireline competitors, LecStar also faces strong competition from competing telecommunication technologies.  Other technology exists that provides greater bandwidth than LecStar’s methods of transmission which may be used instead of LecStar’s services.  The development of new technologies, or the significant penetration of alternative technologies into LecStar’s target market, may reduce the demand for its services and harm its business.  Existing alternative technologies include:

▪

Digital Subscriber Line (DSL) Technology - DSL technology was developed to produce higher data transfer rates over the existing copper-based telephone network. The data transfer rates for digital subscriber lines are reported to range between 144,000 bits of data per second and six million bits of data per second.

▪

Cable Modems - Cable modems can allow users to send and receive data using cable television distribution systems. According to industry sources, cable modem users typically experience download speeds of 1.5 million bits of data per second.

▪

Wireless Technologies - Wireless technologies, such as satellite and microwave communications systems, can provide high-speed data communications.  Not only are wireless technologies commercially deployed, there are significant tests underway to increase the bandwidth and availability of wireless technologies.

▪

Integrated Services Digital Networks (ISDN) - ISDN has been offered by the incumbent local telephone companies over the existing copper-based telephone network for some time.  These services offer data transfer speeds of 128,000 bits of data per second.

 VALUE-ADDED SPEECH TECHNOLOGIES

The Fonix Speech Group

The Fonix Speech Group, an operating division of Fonix Corporation, provides speech technology development tools and solutions for mobile/wireless devices; interactive videogames, toys and appliances; computer telephony systems; and the assistive market.

The speech interfaces are value-added solutions for computing and communications devices.  Manufacturers of consumer electronics products, software developers, wireless operators, telephony distributors, system integrators and value added re-sellers (“VARs”) can simplify the use and increase the functionality of their products and services by integrating Fonix speech development tools and solutions, resulting in broader market opportunities and significant competitive advantage. Fonix speech development tools and solutions support multiple hardware and software platforms, are environment and speaker independent, optimize cost and power efficiencies, provide easy integration within a relatively small memory requirement for embedded applications, and enhance scalability for high channel capacity for computer telephony and server-based systems.

Speech Group Market Focus

The Fonix Speech Group delivers speech solutions in the following markets:

▪

Mobile / Wireless

Fonix speech provides speech interface solutions for mobile phones, Smartphones, PDAs, Web pads and wireless communication devices. The award-winning Fonix VoiceDial™ is a totally interactive, hands-free software application that enables users to place calls and navigate device menus and applications simply by speaking. Fonix VoiceCentral™ is a hands-free software application for Pocket PC that allows users to access Personal Information Management (“PIM”) tools, navigate through the device software, and access song and movie lists simply by speaking.

▪

Computer Telephony and Server

Fonix ConnectMe™ is an innovative solution for computer telephony integration and server systems. ConnectMe is a voice-automated telephone operator that provides an efficient, professional means of routing incoming, outgoing and internal calls. Fonix also offers a voice interface solution for 511 system integrators.  511 is the designated three-digit phone number for national travel information within the United States.

▪

Assistive and Consumer Speech

Fonix speech solutions make everyday life a lot easier for people who are blind or have visual, vocal or mobility impairments, and for non-English speakers who are learning the language. Fonix DECtalk®, the best known and most respected name in the assistive market, transforms ordinary text into highly intelligible speech. Fonix VoiceIn™ is the Company’s proprietary neural network-based automatic speech recognition. The Fonix Speech  Group has taken its intuitive Core Technologies and applied them to everyday speech solutions for PCs and other consumer devices such as cordless phones, electronic dictionaries, MP3s and toys.

▪

Game Consoles

Fonix VoiceIn Game Edition is the company’s award-winning software solution for voice command and control in Xbox, PlayStation®2, PC and Mac videogames. Fonix VoiceIn is the industry’s most memory-efficient voice interface. Game developers worldwide can now build games that utilize a common API across Xbox, PlayStation®2, PC and Mac platforms. Fonix VoiceIn is optimized for game development where memory and processing power are at a premium.

Fonix Mobile/Wireless Solutions:

▪

Fonix VoiceDial

Fonix VoiceDialTM is a totally interactive, hands-free software application for Windows Mobile Pocket PC, Smartphone and Symbian devices that enables users to access mobile phone contacts simply by speaking. VoiceDial is speaker independent, so no voice training is involved, including both contact names and digit dialing. The speech recognition is highly accurate, even in noisy environments like cars or airports. VoiceDial offers several prompting voices; users choose which voices to download to their device. All TTS voices are highly intelligible and will handle an unlimited vocabulary, even with difficult contact names.  It is available in multiple languages — English, French, German and Spanish. Current phones supported by Fonix VoiceDial include Nokia 6600, Nokia N-Gage, Nokia 3660/3620/3650/3600 and the Nokia 7650.

▪

Fonix VoiceCentral

Fonix VoiceCentral™ is a totally interactive, hands-free software application for Windows Mobile Pocket PC and Smartphone devices that enables users to access PIM tools, navigate through the device software, and access song and movie lists simply by speaking. VoiceCentral incorporates the award-winning Fonix VoiceDial software, while adding several other significant capabilities. VoiceCentral allows users to manage email (listen to email, then choose to delete, reply with a .wav file or save), access calendar and tasks, launch or close any application simply by speaking, dial names directly from the contact list (users do not have to navigate multiple menu trees; they just say the name of the person they want to call), and dial a number directly using a continuous string of numbers.

Fonix Mobile / Wireless Market Opportunities

Fonix Speech’s partners, original equipment manufacturers (“OEMs”) and original device manufacturers (“ODMs”) provide significant potential to reach users in many market areas. The Fonix Speech Group has already seen significant market response to VoiceDial and expects to deliver in the following channels:

▪

OEMs & ODMs: The first VoiceDial contract delivered the solution on the Hewlett Packard (HP) Journada ® 928 WDA. To date VoiceDial has shipped with these additional devices: Hitachi G1000, i-mate PDA2k, T-Mobile MDA III, and the O2 XDA IIs.  Fonix also has partnerships with Microsoft, Intel, Texas Instruments, Hitachi, O2 and HTC and is aggressively pursuing additional OEM opportunities with Nokia, Motorola, Sony-Ericsson, Siemens, Palm and Samsung.

▪

Mobile Operators: Fonix markets VoiceDial and VoiceCentral through mobile operators such as AT&T Wireless, T-Mobile, Orange, Vodafone and Verizon. VoiceDial can be delivered in several methods including loading software directly on the device or over-the-air activation.

▪

Bundled Solutions: Other complementary solutions are also channels for distribution for the Products. Companies like ALK have integrated the Company’s solutions into their applications. The Company foresees partners shipping the full VoiceDial and VoiceCentral functionality as a complement to their applications and devices.

The Fonix Speech Group has several competitors offering a variety of speech technologies and products.  Companies like ScanSoft, Voice Signal and Neuvoice all deliver speaker-dependent and speaker-independent solutions. Other speech companies like IBM and Nuance may introduce competitive products.

Fonix Computer Telephony and Server Solutions

The Fonix Speech Group provides telephony and server-based solutions for automated phone directory and database information systems.  Fonix believes that traditional operator systems and other means of accessing information are becoming antiquated. Significant employee and personal time is lost trying to access information through keypad directories or because calls are blocked after hours.  Also, information stored or transferred through servers, PBX or databases may not easily be accessed through non-integrated platforms. Voice-automated systems are capable of integrating these markets and meeting customer expectations of competitive costs, easy installation with minimal change to their existing infrastructure and a simple user interface.

Fonix speech solutions for telephony and server systems include:

▪

Fonix ConnectMe™

Fonix ConnectMe is a unique, voice-automated telephone operator that provides an efficient, professional means of routing incoming, outgoing and internal calls. Customers and employees dial one number, speak the name of a person or a department and are quickly connected to the person or department they want to reach. Whether during peak business hours or late at night, ConnectMe’s 24-hour high-tech customer service capabilities ensure that all calls reach their intended destinations.  ConnectMe handles all incoming calls simultaneously, so callers are never put on hold.  Employees can create, maintain and access their own phone lists, and can customize the delivery of calls.  To the Company’s knowledge, no other company in this niche has emerged with a competitive product with ConnectMe’s unique features, functionality and price.

▪

511 Traffic Information System

In July 2000, the Federal Communications Commission (“FCC”) assigned “511” as the number for nationwide access to traveler information. 511 was designated as a free service and when fully implemented will cover the majority of roads in the U.S., helping travelers avoid congested routes and safety hazards. By dialing 5-1-1, callers can access information about route-specific weather and road conditions. Fonix and partner Meridian Environmental Technology, Inc. provide a 511 system in North Dakota.  Additional markets in development include Nebraska, Montana and South Dakota, with other states scheduled to deploy the system in the near future.  Competition in the 511 market includes TellMe and IBM’s WebSphere.

Fonix Computer Telephony and Server Market Opportunities

Fonix is well positioned to be a primary competitor in telephony products with ConnectMe. The value-add for customers using ConnectMe include the customer satisfaction, immediate ROI, user convenience, easy installation and maintenance, and its ability to bring a professional “voice” to companies’ telephone operator systems.  The Company’s market strategy is to sell ConnectMe through VARs and distributors, as well as to customers of Fonix Telecom and LecStar.  Potential competitors in the telephony/server market include ScanSoft and Avaya.

Fonix Assistive and Consumer Speech Solutions

The Fonix Speech Group provides a variety of speech solutions for markets including the assistive community, language learning, games and toys, and consumer electronic devices.

▪

The Assistive Market

Fonix speech solutions make everyday life easier for people who are blind, have visual, vocal or mobility impairments or have learning disabilities.  Fonix DECtalk is the assistive industry’s premier text-to-speech engine, offering nine highly intelligible voices and six languages. Many users rely on Fonix DECtalk to read their email, the daily news or other documents, or to function as their voice to the outside world. In addition, Fonix has expanded its solutions for the assistive market to incorporate the full line of Fonix TTS offerings, including high-quality concatenated TTS and high-recognition-rate ASR, which is marketed as Fonix VoiceIn. Current OEM partners in the assistive market include Dynavox, GW Micro, Prentke-Romich, Kurzweil Education Systems and Toby Churchill.

▪

Language Learning

Fonix speech solutions are particularly useful for non-English speakers who are learning the language. In the speech-enabled language learning market, Fonix has capitalized on DECTalk’s small memory footprint and high intelligibility and Fonix VoiceIn’s high-recognition-rate capabilities. Speech-enabled language learning is an emerging market, especially in Asia. Several OEMs, including Casio, Eintech and TopGrade, are selling handheld electronic dictionaries that allow individuals to speak a word in their native language (like Chinese) and have the word read back to them in English. Other Fonix Speech partners in the Asian market include E-Star Laboratories, NEC Custom Technica, Kodensha, Dream C&C and Dico. Educational electronic dictionary devices are growing in popularity in China and are expected to exceed a market volume of more than 500,000 units per quarter.  The Company’s goal is to become the primary supplier of speech solutions for OEMs providing language learning devices and systems.  The Fonix Speech Group has partnered with Epson to provide an integrated chip with the Company’s speech technology to various language learning OEM’s.

▪

PDA, PC and Electronic Devices

Fonix speech solutions apply the intuitive use of voice to tasks that users perform everyday. Many of these solutions are appropriate for multiple markets — assistive, mobile and wireless, and business and home users.  The Products enable users to listen to documents of any length, have email read aloud, access programs and launch applications by speaking.  Fonix also offers solutions for cordless phones, toys, home audio and MP3 Players.

▪

Game Consoles

The Company’s voice command software is available for cross-platform game developers who wish to employ speech interfaces in videogames. In March 2004, Fonix Speech made Fonix VoiceIn commercially available to game developers that produce games on multiple game platforms.  Fonix voice command technology has been available in the Microsoft Xbox® developer’s kit (XDK) since February 2003, and creators of cross-platform games can use the same voice command software for PlayStation®2 and PC games.  Game developers worldwide can now build games that utilized a common application program interface across PlayStation®2, Xbox® and PC platforms.  As of March 28, 2005, Fonix VoiceIn is included on nine videogame titles.  Fonix VoiceIn software is optimized for game development where memory and processing power are at a premium.

Electronic Arts, the world’s largest game developer, has also licensed the Fonix voice platform for its game developers worldwide. Electronic Arts signed a multiple year license agreement with Fonix for PlayStation®2 entertainment consoles and has an option to license Fonix speech solutions for additional game platforms.

Fonix VoiceIn voice command software is available to game developers in multiple languages, including English and UK English, German, French, Spanish, Japanese and Italian.

▪

Platforms, Ports, Processors

Fonix Speech supports multiple microprocessors ("Chips") and operating systems ("OS").  The following chart identifies some of the Chip and OS platforms Fonix Speech supports:

Types of Microprocessors	Types of Operating Systems
	Win32	WinCE	QNX	Linux	Solaris	Palm	Apple OS 10+	Symbian Nokia Series 60	No OS Support Required
Analog Devices Blackfin ADSP-21535									X
ARM 7 ARM 9		X X		X		X		X	X
Epson S1C33 Family									X
Renasas SH-3 SH-4		X X	X						X
Intel SA-1110 XScale X86	X	X X	X X	X X
MIPS MIPS R4XXX		X
Motorola PPC 5100/5200			X	X
NeoMagic MiMagic3 (NMS7210) MiMagic5		X
TI OMAP1510 (ARM core)		X
Sun Sparc					X
Freescale iMXL (ARM)		X				X
Samsung S3C ARM		X				X
FreeScale mCore									X
Power PC							X

Fonix Assistive and Consumer Speech Market Opportunities

Revenue potential in the assistive, language learning and game consoles markets is significant as world markets evolve. In the assistive market, more governments are recognizing the benefits of providing accessibility to their disabled citizens. Fonix expects significant market expansion as governments enact new regulations supporting and funding the use of speech-based solutions.

Also, with the acceptance of the Internet and an increasingly global economy, more people are endeavoring to learn foreign languages.  Fonix believes that language-learning tools, including translators and electronic dictionaries, will be a profitable market.

In the games market, Fonix VoiceIn is a compelling feature for today’s gamers.  Gamers seek enhancements that add excitement, interaction and realism.  Fonix VoiceIn allows developers to take voice command and control to a new level.  The Products give players new access to games features, command and control functions, and menu navigation.  Fonix expects this exciting new interface to expand market demand for games.

The Company’s primary competitors in these markets include ScanSoft, IBM, NextUp Technologies, Voice Signal and Premier Assistive Technology.

The Company’s competitors are primarily other embedded speech software vendors like IBM and ScanSoft.  The Company’s partners also have competitors.  For example, Oracle competes with Microsoft.  However, Fonix is not precluded from working with its partners’ competitors.

RECENT DEVELOPMENTS

On February 21, 2005, the Company entered into an option exchange program with its employees, wherein eligible Fonix employees received the opportunity to exchange outstanding stock options for the same number of new options to be issued at least six months and one day from the expiration of the offer.  As a result of the option exchange program, 414,450 options to purchase shares of our Class A common stock were cancelled effective February 22, 2005.  The Company issued a promise to grant options on August 23, 2005, to employees who elected to tender the 414,450 current outstanding options.

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

Since inception, we have sustained substantial losses.  Such losses continue due to ongoing operating expenses and a lack of revenues sufficient to offset operating expenses.  We have raised capital to fund ongoing operations by private sales of our securities, some of which sales have been highly dilutive and involve considerable expense.  In our present circumstances, there is substantial doubt about our ability to continue as a going concern absent significant sales of our products and telecommunication services, substantial revenues from new licensing or co-development contracts, or continuing large sales of our securities.

We incurred net losses of $15,148,000, $13,543,000 and $19,898,000 for the years ended December 31, 2004, 2003 and 2002.  As of December 31, 2004, we had an accumulated deficit of $226,625,000, current liabilities of $6,815,000 and owed trade payables of $5,225,000.

We expect to spend significant amounts to expand our telecommunications services, enhance our Products and technologies and fund further Product development.  As a result, we will need to generate significant additional revenue to achieve profitability.  Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.  If we do not achieve and maintain profitability, the market price for our common stock may further decline, perhaps substantially, and we may have to curtail or cease our operations.

The “going concern” paragraph in the reports of our independent registered public accounting firm for the years ended December 31, 2004, 2003 and 2002 raises doubts about our ability to continue as a going concern.

The independent registered public accounting firm’s' reports for our financial statements for the years ended December 31, 2004, 2003 and 2002 include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern.  This may have an adverse effect on our ability to obtain financing for operations and to further develop and market Products.

LecStar's current operations may not provide sufficient cash flow to sustain operations, and we may be required to divert proceeds from our Sixth Equity Line towards offsetting cash flow shortfalls at LecStar for an indefinite time period.  If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

We anticipate incurring substantial sales and marketing, product development and research and general operating expenses in the future that will require substantial amounts of additional capital on an ongoing basis.  We will most likely have to obtain such capital from sales of our equity, convertible equity and/or debt securities.  Obtaining future financing may be costly and will likely be dilutive to existing stockholders.  We previously established five equity lines of credit with an unaffiliated third party (the “Equity Line Investor”) upon which we drew to pay operating expenses.  We have entered into a Sixth Equity Line agreement wherein we have registered the sale of up to 75,000,000 shares of Class A common stock and are currently drawing funds against the Sixth Equity Line.

LecStar’s operations did not generate sufficient operating revenue to pay all operating expenses in 2004 and required us to fund some of its operations and liabilities through our otherwise available financing sources, including the Fifth Equity Line.  Although management anticipates that LecStar will become self-sufficient during 2005, there can be no assurance that will occur during 2005 or at all, or that if LecStar becomes self-sufficient whether it will be able to maintain such level of operations.  If we are required to provide significant operating capital to LecStar for extended periods, our business and financial condition could be adversely and materially affected.  Accordingly, if we are not able to obtain adequate financing under the existing or additional equity line agreements or from other financing sources when and in the amounts needed, and on terms that are acceptable, our operations, financial condition and prospects could be materially and adversely affected, and we could be forced to curtail our operations or sell part or all of our assets, including our Core Technologies, LTEL or LecStar, or seek protection under bankruptcy laws.

Continuing debt obligations could impair our ability to continue as a going concern.

As of December 31, 2004, we had debt obligations of $6,085,000, remaining unpaid compensation payable to current and former employees was approximately $1,756,000 and vendor accounts payable was approximately $5,225,000.  At present, our revenues from existing licensing arrangements, Product sales and telecommunication services are not sufficient to offset our ongoing operating expenses or to pay in full our current debt obligations.

In connection with the acquisition of the capital stock of LTEL, we issued a 5% $10,000,000 secured, six-year note payable to McCormack Avenue, Ltd.  Under the terms of the note payable, quarterly interest only payments were required through January 15, 2005 with quarterly principal and interest payments beginning April 2005 through the final payment due January 2010.

There is substantial risk, therefore, that the existence and extent of the debt obligations described above could adversely affect our business, operations and financial condition, and we may be forced to curtail our operations, sell part or all of our assets, including the Core Technologies, LTEL or LecStar, or seek protection under bankruptcy laws.  Additionally, there is substantial risk that the current or former employees or our vendors could bring lawsuits to collect the unpaid amounts.  In the event of lawsuits of this type, if we are unable to negotiate settlements or satisfy our obligations, we could be forced into bankruptcy.

There can be no guarantee that the proceeds available to us under the Sixth Equity Line will be sufficient for us to achieve profitable operations or to pay our current liabilities, which could have a material adverse impact on our ability to continue operations.

There is no assurance that the funds which are available to us under the Sixth Equity Line will be sufficient to allow us to continue our marketing and sales efforts to the point we achieve profitable operations.  Additionally, the payment of our current outstanding liabilities may require significant portions of the funds available to us under the Sixth Equity Line, and the amounts remaining may not be sufficient for us to use as working capital in our operations, which could have a material adverse effect on our ability to continue our operations.

Holders of Fonix Class A common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of Class A common stock in connection with the Sixth Equity Line.

The following table describes the number of shares of Class A common stock that would be issuable, assuming that the full remaining amount available under the Sixth Equity Line as of March 28, 2005, namely $17,500,000, had been put to the Equity Line Investor (irrespective of the availability of registered shares), and further assuming that the applicable conversion price at the time of such put were the following amounts:

Hypothetical Conversion Price	Shares issuable upon puts aggregating $17,500,000
$0.05	350,000,000
$0.10	175,000,000
$0.15	116,666,667
$0.25	70,000,000
$0.30	58,333,333
$0.40	43,750,000
$0.50	35,000,000
$0.60	29,166,667
$0.70	25,000,000

Given the formulas for calculating the shares to be issued in connection with puts under the Sixth Equity Line, there effectively is no limitation on the number of shares of Class A common stock which may be issued in connection with a put under the Sixth Equity Line, except for the number of shares registered under the prospectus and the registration statement covering the resale of shares issued in connection with the Sixth Equity Line.  As such, shareholders are subject to the risk of substantial dilution to their interests as a result of our issuance of shares under the Sixth Equity Line.

Holders of Fonix Class A common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of Class A common stock in connection with conversions of shares of the Series I Preferred Stock.

Through March 28, 2005, the Breckenridge Fund, LLC (“Breckenridge”) had converted 1,900 shares of our Series I Preferred Stock, in connection with which we issued 18,490,433 shares of our common stock.  The following table describes the number of shares of Class A common stock that would be issuable, assuming that Breckenridge converted the full number of shares of the Series I Preferred Stock (not including any shares issuable as payment of dividends accrued) as of March 28, 2005, and further assuming that the applicable conversion prices at the time of such conversion were the following amounts:

Hypothetical Conversion Price	Shares issuable upon conversion of $1,350,000 stated value of Series I Preferred Stock
$0.05	27,000,0000
$0.10	13,500,000
$0.15	9,000,000
$0.25	5,400,000
$0.30	4,500,000
$0.40	3,375,000
$0.50	2,700,000
$0.60	2,250,000
$0.70	1,928,571

Our issuances of shares in connection with the conversions of the Series I Preferred Stock and in connection with the Sixth Equity Line likely will result in overall dilution to market value and relative voting power of previously issued common stock, which could result in substantial dilution to the value of shares held by shareholders.

Historically, the issuance of Class A common stock to the Equity Line Investor under the first five equity lines resulted in substantial dilution to the equity interests of all holders of Class A common stock, except the Equity Line Investor.  The issuance of Class A common stock in connection with conversions of the Series I Preferred Stock and with draws under the Sixth Equity Line may result in substantial dilution to the equity interests of holders of Fonix Class A common stock other than Breckenridge and the Equity Line Investor.  Specifically, the issuance of a significant amount of additional Class A common stock will result in a decrease of the relative voting control of the Class A common stock issued and outstanding prior to the issuance of Class A common stock in connection with conversions of the Series I Preferred Stock or with the Sixth Equity Line.  Furthermore, public resales of Class A common stock by Breckenridge or by the Equity Line Investor following the issuance of Class A common stock in connection with conversions of the Series I Preferred Stock or with puts under the Sixth Equity Line likely will depress the prevailing market price of the Class A common stock.  Even prior to the time of actual conversions, exercises, and public resales, the market “overhang” resulting from the mere existence of our obligation to honor such conversions or exercises could depress the market price of our Class A common stock.

Existing shareholders likely will experience increased dilution with decreases in market value of Class A common stock in relation to our issuances of shares upon conversion of the Series I Preferred Stock or in connection with puts made under the Sixth Equity Line, which could have a material adverse impact on the value of their shares.

The formulas for determining the number of shares of Class A common stock to be issued upon conversion of the shares of Series I Preferred Stock or in connection with puts made under the Sixth Equity Line are based, in part, on the market price of the Class A common stock and includes a discount from the market price equal to 87.5% of the average of the two lowest closing bid prices of the Class A common stock for the Series I Preferred Stock, and a discount from the market price equal to 90% of the average of the two lowest closing bid prices of the Class A common stock for puts under the Sixth Equity Line, over a specified trading period.  As a result, the lower the market price of our Class A common stock at and around the time Breckenridge converts shares of the Series I Preferred Stock or we put shares under the Sixth Equity Line, the more shares of Class A common stock Breckenridge or the Equity Line Investor, as applicable, would receive.  Any increase in the number of shares of Class A common stock issued upon puts of shares as a result of decreases in the prevailing market price would compound the risks of dilution described in the preceding paragraph.

There is an increased potential for short sales of the Class A common stock due to the sales of shares put to the Equity Line Investor in connection with the Sixth Equity Line, which could materially affect the market price of the stock.

Downward pressure on the market price of the Class A common stock that likely will result from sales of the Class A common stock by the Equity Line Investor issued in connection with a put under the Sixth Equity Line could encourage short sales of Class A common stock by the Equity Line Investor.  Significant amounts of such short selling could place further downward pressure on the market price of our Class A common stock.

Certain restrictions on the extent of puts may have little, if any, effect on the adverse impact of our issuance of shares under the Sixth Equity Line, and as such, the Equity Line Investor may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing shareholders.

We are prohibited from putting shares to the Equity Line Investor under the Sixth Equity Line if such put would result in that investor holding more than 4.999% of the then-outstanding shares of Class A common stock.  These restrictions, however, do not prevent the Equity Line Investor from selling shares of Class A common stock received in connection with a put, and then receiving additional shares of Class A common stock in connection with a subsequent put.  In this way, the Equity Line Investor could sell more than 4.999% of the outstanding Class A common stock in a relatively short time frame while never holding more than 4.999% at one time.

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

We have registered under registration statements the resale of shares approximately equal to the number of shares currently issued and outstanding, which may result in substantial dilution to current shareholders if the selling shareholders under the other registration statements sell all of the shares under those registration statements.

We have filed, in connection with the Sixth Equity Line, the LTEL acquisition and the sale of the Series I Preferred Stock, registration statements which register, in the aggregate, the resale by the Equity Line Investor, the LTEL shareholders and Breckenridge of up to approximately 142,536,801  shares of our Class A common stock.  As of March 28, 2005 we had 173,040,324 shares of our Class A common stock issued and outstanding.  Accordingly, the sale by the Equity Line Investor, the LTEL shareholders and Breckenridge of all of the shares registered under the outstanding registration statements will result in substantial dilution to current holders of our Class A common stock.

Because the conversion price for the shares of Series I Preferred Stock is based on the market price of our Class A common stock, if the market price declines we may be unable to satisfy the conversion requests of Breckenridge without registering additional shares, which would impose additional costs in connection with the Series I Preferred Stock.

If the market price of the Class A common stock continues to decline, the number of shares of Class A common stock issuable in connection with conversions of the Series I Preferred Stock will increase.  Accordingly, we may run out of shares registered under the prospectus and the related registration statement to issue to Breckenridge in connection with conversions of the Series I Preferred Stock.  In such an event, we would be required to, and would, file additional registration statements to cover the resale of additional shares issuable upon conversion of the Series I Preferred Stock.  The filing of the additional registration statement would impose additional costs in connection with the Series I Preferred Stock.

We have no dividend history and have no intention to pay dividends in the foreseeable future.

We have never paid dividends on or in connection with any class of our common stock and do not intend to pay any dividends to common stockholders for the foreseeable future.

Competition from other industry participants and rapid technological change could impede our ability to achieve profitable operations.  Additionally, our current and potential competitors, some of whom have greater resources and experience than we do, may develop products and technologies that may cause a decline in demand for, and the prices of, our Products and our telecommunications services.

The speech-enabled technologies market sector and telecommunications industry are characterized by rapid technological change.  Competition in the speech-enabled technologies market is based largely on marketing ability and resources, distribution channels, technology and product superiority and product service and support.  A number of companies have developed, or are expected to develop, products that compete with our Products and Core Technologies. Competitors in the speech technology software market include IBM, SpeechWorks International, Nuance, and ScanSoft. We expect additional competition from other companies, including Microsoft. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their speech and language technology products to address the needs of our prospective customers.

Similarly, the market for telecommunications services is highly competitive. We compete, and expect to continue to compete, with current and potential market entrants, including: long-distance carriers; ILECs; other CLECs; competitive access providers (“CAPs”); cable television companies; electric utilities; microwave carriers; wireless telephone system operators; and private networks built by large end-users.   In addition, the possibility of combinations and strategic alliances in the telecommunications industry could give rise to significant new competitors.  We also expect increased competition from wireless service or voice VoIP providers as wireless and VoIP technologies improve.

Many of our current and potential competitors have competitive advantages over us, including substantially greater financial, technical, personnel and other resources, including brand name recognition and long-standing relationships with customers. These resources may place us at competitive disadvantage in our existing speech and telecommunications markets and may impair our ability to expand into new markets, which could adversely affect our business.  If we fail to grow rapidly or obtain additional capital we may not be able to compete with larger, more well established companies.  There can be no assurance that we will be able to successfully compete in our existing markets or in new markets.

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies, and we may be unable to complete acquisitions that would enable us to grow our customer base, to expand into new markets, or to provide new services.   As such, the anticipated benefits of those acquisitions may never be realized.

We may acquire other businesses to grow our customer base, to expand into new markets, or to provide new services.   We may make acquisitions of, or significant investments in, complementary companies, products or technologies, such as the recent acquisition of the capital stock of LTEL Holdings Corporation and Empire One Telecommunications, both discussed elsewhere herein, although no additional material acquisitions or investments are currently pending.  Acquisitions may be accompanied by risks such as:

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

We must attract and retain skilled personnel.  If we are unable to hire and retain technical, sales and marketing and operational employees, our business could be harmed.

Our ability to manage our growth will be particularly dependent on our ability to develop and retain an effective sales force and qualified technical and managerial personnel.  We intend to hire additional employees, including software engineers, sales and marketing employees and operational employees.  The competition for qualified sales, technical, and managerial personnel in the communications industry, as well as the speech technology industry,  is intense, and we may not be able to hire and retain sufficient qualified personnel.  In addition, we may not be able to maintain the quality of our operations, control our costs, maintain compliance with all applicable regulations, and expand our internal management, technical, information and accounting systems in order to support our desired growth, which could have an adverse impact on our operations.

We are subject to the risk that certain key personnel, including key scientific employees and independent contractors named below, on whom we depend, in part, for our operations, will cease to be involved with us.

We are dependent on the knowledge, skill and expertise of several key scientific and business development employees, including Dale Lynn Shepherd, R. Brian Moncur, Edward A. Bruckert and Walt Nawrocki, independent contractors including Tony R. Martinez, Ph.D.; and executive officers, including Thomas A. Murdock, Roger D. Dudley and William A. Maasberg, Jr.  The loss of any of the key personnel listed above could materially and adversely affect our future business efforts.  Although we have taken reasonable steps to protect our intellectual property rights including obtaining non-competition and non-disclosure agreements from all of our employees and independent contractors, if one or more of our key scientific employees, executive employees or independent contractors resigns from Fonix to join a competitor, to the extent not prohibited by such person's non-competition and non-disclosure agreement, the loss of such personnel and the employment of such personnel by a competitor could have a material adverse effect on us.  We do not presently have any key man life insurance on any of our employees.

Our present intention to integrate our Core Technologies into the services currently provided by LecStar may not proceed as planned, may take longer than anticipated, and may not become profitable.

We intend to integrate the development and distribution of Products into and through the telephone services and technologies made available to us through the LecStar acquisition.  Such integration may require significant additional capital investment and may not be fully financially or technologically feasible.  Further, there can be no guarantee that our plans to integrate our Products which utilize our Core Technologies into such telephone services will proceed as anticipated and we may determine subsequently that the integration will not be profitable or have the desired effect for our operations.  Any of these outcomes could have a materially adverse impact on our operations and profitability.

Our primary source of funding is through the Sixth Equity Line with an entity that may be an affiliate of the holder of our Series H Preferred Stock and a $10 Million promissory note, which may give rise to conflicting interests with respect to the future operation of the Sixth Equity Line.

As noted and discussed above, our primary source of funding is the Sixth Equity Line. Under the Sixth Equity Line Agreement, we have the right to draw up to $20,000,000 from the Equity Line Investor.  We are entitled under the Sixth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of our Class A common stock in lieu of repayment of the draw.  The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice is tendered. The Equity Line Investor is required under the Sixth Equity Line Agreement to tender the funds requested by us within two trading days after the ten-trading-day period used to determine the market price.  We anticipate that the Sixth Equity Line and perhaps other similar equity line arrangements with the Equity Line Investor or its affiliates will be the primary source of Fonix's funding in 2005.

In connection with the acquisition of the capital stock of LTEL, we issued to McCormack Avenue, Ltd., a British Virgin Island corporation (“McCormack”), a $10,000,000 secured promissory note (the “Note”) as well as 1,960.8 shares of our Series H Preferred Stock, for certain shares of LTEL held by McCormack.  McCormack may be deemed an affiliate, as defined in rules promulgated under the Securities Act, of the Equity Line Investor.  As the holder of the Note and a large number of the Series H Preferred Shares, McCormack may receive and, in fact, Fonix is obligated to pay to McCormack amounts as principal and interest on the Note and dividends on the Preferred Shares.  To the extent such payments are made out of draws we make under the Sixth Equity Line (or replacements thereof with the Equity Line Investor), it is possible that conflicts of interest could develop in how we draw against, and how the Equity Line Investor participates in, the Sixth Equity Line (or replacements thereof).

An inability to market and develop additional services may adversely affect our ability to retain existing customers or attract new customers.

Through LecStar Telecom, Inc., we currently offer local, long distance, data, and Internet telecommunications services.  Through the Fonix Speech Group, we offer speech technology solutions and products.  In order to address the future needs of our customers, we will be required to market and develop additional products and services. We may not be able to continue to provide the range of speech products or telecommunication services that our customers need or desire. We may lose some of our customers or be unable to attract new customers if we cannot offer the products and services our customers need or desire.

Risk Factors Associated with Our Core Technologies, Products and Speech Business

We have a limited Product offering and many of our key technologies are still in the product development stage.

Presently, there are a limited number of commercially available Products incorporating our Core Technologies. For Fonix to be ultimately successful, sales from these Products must be substantially greater.  An additional element of our business strategy is to achieve revenues through strategic alliances, co-development arrangements, and license arrangements with third parties.  For example, we have entered into licensing and joint-marketing agreements with Sony, Electronic Arts, Intel, Microsoft, HP, Panasonic, Epson, and others.  These agreements provide for joint marketing and application development for end-users or customers.  To date, these agreements have not produced significant revenues.  There can be no assurance that these collaboration agreements will produce license or other agreements which will generate significant revenues for us.

The market for many of our Core Technologies and Products is largely unproven and may never develop sufficiently to allow us to capitalize on our Core Technology and Products.

The market for speech-enabled Products is rapidly evolving.  Additionally, our Products are new and, in many instances, represent a significant departure from technologies which already have found a degree of acceptance in the speech-enabled technologies marketplace.  Our financial performance will depend, in part, on the future development, growth and ultimate size of the market for speech-enabled applications and Products generally, and applications and products incorporating our Products.  If the potential users of speech-enabled software in general and our products in particular do not perceive appropriate benefits, or if speech-enabled software platforms do not achieve commercial acceptance, our business could be harmed or even fail.

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

In many cases, the delivery of our Products to end users is dependent upon third-party integration and may be subject to delays and cancellations that are beyond our control.

Generally, we are pursuing third-party integration of our Products into mass market, general business, personal electronics products, and computing solutions.  Thus, lead time to revenue recognition will be longer than software products directly released into consumer channels.  Purchase of our Products often requires a significant expenditure by a customer.  Accordingly, the decision to purchase our Products typically requires significant pre-purchase evaluation.  We spend significant time educating and providing information to prospective customers regarding the use and benefits of our Products.  During this evaluation period, we may expend substantial sales, marketing and management resources.

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

Complex software products such as ours may contain errors, defects and bugs.  Delivery of Products with undetected production defects or reliability, quality, or compatibility problems could damage our reputation.  Errors, defects or bugs could also cause interruptions, delays or a cessation of sales to our customers.  We could be required to expend significant capital and other resources to remedy these problems and customers whose could bring claims against us which, even if unsuccessful, would likely be time-consuming and could result in costly litigation and payment of damages.

In order to increase our international sales, we must increase the foreign language capacities of our Products.  If we are unable to do so, we may be unable to grow our revenue and execute our business strategy.

We intend to expand our international sales, which requires a significant investment to create and refine different language models for each particular language or dialect. These language models are required to create versions of products that allow end users to speak the local language or dialect and be understood. If we fail to develop additional foreign language capacity of our Products, our ability to benefit from international market opportunities and to grow our business will be limited.

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

Additional Risk Factors Associated with the Acquisition of LTEL Holdings Corporation

On February 24, 2004, we acquired all of the capital stock of LTEL Holdings Corporation, a privately held Delaware corporation (“LTEL”).  LTEL has two wholly owned operating subsidiaries, LecStar Telecom, Inc., an Atlanta-based CLEC, and LecStar DataNet, Inc., a provider of internet services to business and residential customers (collectively, “LecStar”).  More information about the purchase of LecStar can be found in the “Business” Section.  There are certain risks associated with the acquisition of LecStar which include, but are not limited to, the following risks.

TELECOMMUNICATIONS REGULATION

The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry or the Company.  Other existing federal and state legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals, which could change, in varying degrees, the manner in which this industry operates.  Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or the Company, can be predicted at this time.  This section also includes a brief description of regulatory and tariff issues pertaining to the operation of the Company’s telecommunications business, which is subject to varying degrees of federal, state and local regulation.

Overview

Our telecommunications operations are subject to federal, state, local and foreign laws, regulations, and orders affecting the rates, terms, and conditions of certain of our service offerings, our costs and other aspects of our operations, including our relations with other service providers. Regulation varies in each jurisdiction and may change in response to judicial proceedings, legislative and administrative proposals, government policies, competition and technological developments. We cannot predict what impact, if any, such changes or proceedings may have on our business or results of operations, and we cannot guarantee that regulatory authorities will not raise material issues regarding our compliance with applicable regulations.  This section is intended only to be an overview of relevant regulations and the risks to our operations that may result there from.

The Federal Communications Commission (the “FCC”) has jurisdiction over our telecommunications facilities and services to the extent they are used in the provision of interstate or international communications services or as otherwise required by federal law. State regulatory or public service commissions, commonly referred to as PSCs, generally have jurisdiction over facilities and services to the extent they are used in the provision of intrastate services. Local governments may assert authority to regulate aspects of our business through zoning requirements, permit or right-of-way procedures and franchise fees. Foreign laws and regulations apply to communications that originate or terminate in a foreign country. Generally, the FCC and state PSCs do not regulate Internet, video conferencing and certain data services, although the underlying communications components of such offerings may be regulated. Our operations also are subject to various environmental, building, safety, health and other governmental laws and regulations.

Federal law generally preempts state statutes and regulations that restrict the provision of competitive local, long distance and enhanced services; consequently, we generally are free to provide the full range of local, long distance and data services in every state. While this federal preemption greatly increases our potential for growth, it also increases the amount of competition to which we may be subject.

Congressional leadership has expressed an interest in revising of the 1996 Telecommunications Act, which could have a material adverse impact on our telecommunications business and operations.

The Communications Act of 1934, as amended (the “1934 Act”) grants the FCC authority to regulate interstate and foreign communications by wire or radio. We are regulated by the FCC as a non-dominant carrier and are subject to less comprehensive regulation than dominant carriers.  Nevertheless, we remain subject to numerous requirements of the 1934 Act, applicable to most common carriers, which require us, among other things, to offer service upon reasonable request and pursuant to just and reasonable charges and terms that are not unjustly or unreasonably discriminatory.

The Telecommunications Act of 1996 (the “1996 Act”), amended the 1934 Act to eliminate many barriers to competition in the U.S. communications industry, by setting standards for relationships between communications providers, including between new entrants, such as LecStar Telecom, and the Regional Bell Operating Companies and other ILECs. In general, the 1996 Act requires ILECs to provide competitors with nondiscriminatory access to, and interconnection with, the ILECs networks, and to provide unbundled network elements at cost-based prices. The FCC and state PSCs have adopted extensive rules to implement the 1996 Act, and revisit such regulations on an ongoing basis in light of court decisions and as marketplaces evolve.

Several United States congressmen have recently suggested that Congress should consider revising substantial portions of the 1996 Act. Any effort to reform the 1996 Act could result in changes that would materially reduce the obligations of the ILECs to interconnect with, or provide unbundled network elements to, competitors, such as LecStar. Any such legislative change could have a material adverse impact on our business and operations.

The FCC decision to substantially limit ILEC obligations to provide access to unbundled network elements (UNEs) at cost based rates will have a material effect on the way we conduct our business and operations and may have a material adverse effect on our profitability.  Access to unbundled network elements may be at prices that are above cost-based rates and may have a material adverse effect on our profitability.

The 1996 Act and FCC regulations adopted under the 1996 Act impose additional duties on ILECs, including the duty to provide access on an unbundled basis to individual network elements on non-discriminatory terms and cost-based rates; to allow competitors to interconnect with their networks in a nondiscriminatory manner at any technically feasible point on their networks; to permit collocation of competitors' equipment at the ILECs premises; and to offer retail services at wholesale rates to CLECs for resale.

Access to ILECs’ unbundled network elements at cost-based rates is critical to LecStar’s business.  Our local telecommunications services through March 2005 predominantly have been provided through the use of combinations of unbundled network elements, and it is the availability of cost-based rates for these elements that has enabled us to price our local telecommunications services competitively. However, the obligation of ILECs to provide the unbundled network elements upon which we have relied at such cost-based rates is the subject of recent regulatory action that will result in the availability of these elements being substantially reduced or otherwise subject to significantly higher, non-cost-based rates.

When the FCC first adopted unbundled network element rules, it indicated that it would reexamine the list of unbundled network elements every three years.  In December 2001, the FCC initiated its first so-called “triennial review” of those rules. In August 2003, in the Triennial Review Order, or TRO, the FCC substantially modified its rules governing access to unbundled network elements. The FCC redefined the “impair” standard, concluding that a requesting carrier is impaired when a lack of access to an unbundled network element poses barriers to entry, including operational and economic barriers that are likely to make entry into a market uneconomic. The FCC limited requesting carrier access to certain aspects of the loop, transport, switching and signaling databases unbundled network elements but continued to require some unbundling of these elements. In the TRO, the FCC also determined that certain broadband elements, including fiber-to-the-home loops in greenfield situations, broadband services over fiber-to-the-home loops in overbuild situations, packet switching and the packetized portion of hybrid loops, are not subject to unbundling obligations.

All of the FCC’s decisions regarding unbundling have been the subject of judicial review.  Most recently, on March 2, 2004, the U.S. Court of Appeals for the District of Columbia Circuit, or the D.C. Circuit, in United States Telecom Ass'n v. FCC, or the USTA II decision, vacated certain portions of the TRO related to the unbundling obligations of  ILECs and remanded to the FCC for further proceedings. The D.C. Circuit did not make a formal pronouncement regarding the status of the FCC's findings regarding enterprise market loops, batch hot cuts or preemption of inconsistent state laws.  The FCC and the United States Solicitor General declined to seek appellate review by the US Supreme Court. The National Association of Regulatory Utility Commissioners and a coalition of CLECs separately petitioned for appellate review. The US Supreme Court denied those petitions.

On October 27, 2004, the FCC issued an order granting requests by the Regional Bell Operating Companies that the FCC forbear from enforcing the independent unbundling requirements with regard to the broadband elements that the FCC had determined in the TRO are not subject to unbundling obligations (fiber-to-the-home loops, fiber-to-the-curb loops, the packetized functionality of hybrid loops and packet switching).

On December 15, 2004, the FCC adopted rules modifying the unbundling obligations for ILECs, reducing the ILECs’ obligation to provide unbundled local switching as well as certain levels of unbundled loops and transport.  These rules are sometimes referred to as the Triennial Review Remand Order (“TRRO”).  The FCC issued final rules on February 4, 2005.  Those rules had an effective date of March 11, 2005.

It was not clear as of March 28, 2005, whether we will be successful in finding viable substitutes for unbundled switching in markets outside of our two largest states, Georgia and North Carolina, and for the other elements affected by the TRO, the USTA II decision or the FCC’s December 15, 2004 order and what the ultimate effect will be on our business and operations.   However, as a result of these rules, the availability of unbundled network elements at cost-based rates has been substantially reduced and will have a material effect on the way we conduct our business and operations and may have a material adverse effect on our profitability.

On January 18, 2005, the U.S. Court of Appeals for the D.C. Circuit ordered the FCC to provide promptly a release date for the new rules, and on January 26, 2005, the FCC informed the Court of the FCC Chairman’s planned to release the rules on or before February 4, 2005.  The FCC issued its final rules on February 4, 2005.  Appeals of the order have been filed in several U.S. appellate courts, and more appeals are expected.

The principal parts of the FCC’s December 15, 2004 order regarding unbundled switching and unbundled loops and transport are summarized below including the transition plan:

Local Switching: The FCC eliminated an ILECs’ obligation to provide local switching (and the unbundled network element platform “UNE-P’ in particular, upon which we have historically relied) to requesting carriers at Total Element Long Run Incremental Cost, or “TELRIC,” rates.  In doing so, the FCC found that CLECs are not impaired nationwide without access to unbundled local switching.  The FCC adopted a twelve-month transition plan for CLECs to transition away from the unbundled network element platform commencing on March 11, 2005 and ending on March 10, 2006.

The transition plan applies only to our customer base as it existed on March 11, 2005 and we will continue to be permitted to obtain local switching for our current customers at a rate per customer equal to the greater of:  (1) the rate at which we leased that combination of elements on June 15, 2004, plus one dollar; and (2) the rate, if any, the applicable state public utility commission establishes between June 16, 2004 and the effective date of the FCC’s order, for the unbundled network element platform, plus one dollar. This means that while our existing UNE-P access lines with BellSouth will be subject to moderately higher wholesale rates during the next 12 months of the transition plan, our ability to add new customers using UNE-P lines is eliminated.  LecStar will be required to serve new customers using BellSouth Total Service Resale (a discount off of BellSouth retail rates for existing products), other wholesale switched access service providers to the extent that any can be found or provide its own switched access services.  The risk is a substantially adverse impact on our company’s operations and profitability.

Local Loops and Transport:  The FCC also made impairment findings and placed certain limitations with respect to local loops and dedicated interoffice transport. The FCC established 10 DS1s and 12 DS3s as the maximum transport a carrier can purchase per route.  Furthermore, for local loops, the FCC concluded that CLECs are impaired without access to (1) DS1-capacity loops except in any building within the service area of a wire center containing 60,000 or more business lines and four or more fiber-based collocators; and (2) DS3-capacity loops except in any building within the service area of a wire center containing 38,000 or more business lines and four or more fiber-based collocations.  The FCC determined that CLECs are not impaired without access to dark fiber loops in any instance.  For dedicated transport, the FCC found that CLECs are impaired without access to (1) DS1 transport except on routes connecting a pair of wire centers where both wire centers contain at least four fiber-based collocators or at least 38,000 business lines; and (2) DS3 or dark fiber transport except on routes connecting a pair of wire centers where both wire centers contain at least three fiber-based collocators or at least 24,000 business lines.  The FCC concluded that CLECs are not impaired without access to entrance facilities connecting an ILEC’s network with a CLEC’s network in any instance.  For both local loops and dedicated transport, the FCC adopted a twelve-month transition plan for CLECs to transition away from the use of DS1 and DS3 loops and dedicated transport where there is no impairment, and an eighteen-month transition plan to transition away from dark fiber.

The transition plans apply only to the customer base as it existed on March 11, 2005, and do not permit CLECs to add new dedicated transport unbundled network elements in the absence of impairment.  During the transition periods, CLECs will retain access to unbundled high-capacity loops and transport at a rate equal to the greater of:  (1) 115% of the rate the requesting carrier paid for the unbundled network element on June 15, 2004; and (2) 115% of the rate the state commission has established or establishes, if any, between June 16, 2004, and the effective date of the FCC’s order.  This means that while our existing unbundled network element loops and transport circuits with BellSouth will be subject to 15% higher wholesale rates over the 12-18 months of the transition plan, our ability to add new loops and transport is eliminated in serving wire centers that are determined to be “non-impaired” under the FCC impairment analysis outlined in the TRRO.  LecStar will be required to serve its new loops and transport requirements by using BellSouth Special Access circuits (at substantially higher wholesale rates) or other wholesale transport providers, to the extent that any acceptable alternatives are available.  The risk is a substantially adverse impact on our company’s operations and profitability, as well as a risk to our alternative option of providing our own switched access services, since transport is a critical component required for offering Local Switching.

The unavailability of dedicated transport and other facilities could have a material adverse impact on our planned business operations.

As we build out our local network during 2005, the unavailability of these dedicated transport facilities, dark fiber and entrance facilities under the FCC’s rules at cost-based rates may adversely impact us where our own switching facilities are being deployed and could substantially impede our plans to deploy additional network facilities.  We could be forced to use other means to effect this deployment, including the use of facilities purchased from the ILECs at higher tariffed special access rates or transport services purchased from other competitive access providers if available.   In either event, our cost of service could rise dramatically and our plans for a service rollout for use of our own network facilities could be delayed substantially or derailed entirely.

The unavailability of local circuit switching for new customers may have a material adverse impact on our business operations.

Although the ILECs unbundling requirements for local circuit switching arising under the 1996 Act have been eliminated by the FCC’s December 15, 2004 order, competitive carriers’ access to local circuit switching on an unbundled basis is preserved under the 1996 Act as a condition to the Regional Bell Operating Company’s ability to provide in-region long distance services. However, the local circuit switching element, if accessible to competitive carriers only pursuant to the 1996 Act, may be offered at significantly higher rates and subject to less favorable terms and conditions imposed by the ILECs, including the possibility that the ILECs will not be required to combine unbundled local circuit switching provided pursuant with other non-unbundled network elements or tariffed services.

As of March 11, 2005, local circuit switching became effectively unavailable to us for new orders. Accordingly, for new customers and possibly new lines for existing customers, we will be unable to offer our telecommunications services as we have done in the past and will instead be required to serve customers by other means, including through total service resale agreements with the ILECs, commercial agreements with the ILECs, through the use of our own network facilities, by migrating customers onto the networks of other facilities-based CLECs or by purchasing critical network elements on an unbundled basis at “just and reasonable” rates, which presumably will be higher than the rates currently available to us.   Because element purchases will be on an unbundled basis, we will need to pay additional charges to combine these elements.  For existing customers, as detailed earlier, the FCC announced a one year transition during which competitors, such as LecStar, will be obligated to pay an immediate $1 price increase for existing customer’s switching.  With the transition period, we will have one year to transition such customers to our own network facilities, BellSouth Total Service Resale, competitive substitutes or other elements purchased through the ILECs.  Our transition from providing telecommunications services on an unbundled network element platform basis to providing services on our own network or otherwise will result in a significant reduction in the number of new customers that we add in the periods after March 11, 2005 compared to prior periods, will prevent service roll-out in some markets, increase our costs and negatively impact our business, prospects, operating margins, results of operations, cash flows and financial condition.

Deployment of local switching to reduce dependence on use of ILEC switches could expose our telecommunications operations to increased risks associated with the reduced availability of high capacity loops and transport at cost based rates.

In anticipation of the recent developments regarding the FCC’s unbundling rules, we are in the process of installing a local switch in Georgia along with related collocation equipment in Georgia, North Carolina and potentially South Carolina, using a combination of our own switching capacity and unbundled loop and dedicated interoffice transport facilities purchased from BellSouth.  We have established six collocations and anticipate that we will have established three additional collocations by the end of 2005. We expect to have 25,000 lines on our network by the end of 2005.  The use of our own local switch will diminish our reliance on ILECs provided local circuit switching, but will increase our reliance on ILECs unbundled loop and unbundled transport facilities over time.

We believe the loss of the availability of high capacity circuits such as DS1 and DS3 loops and transport at cost-based rates will result in materially higher prices on loops that we must purchase from either the ILECs or a competitive access provider.    As of March 28, 2005, we are not in a position to determine how many loops will become unavailable at cost-based rates or the effect upon our network plans.

Our inability to negotiate new interconnection agreements, or extensions or replacements of existing interconnection agreements, on acceptable terms and conditions could adversely affect our results of operations.

We have agreements for the interconnection of our networks with the networks of the ILECs covering each market in which we serve customers. These agreements also provide the framework for service to our customers when other local carriers are involved. We may be required to negotiate new interconnection agreements to enter new markets in the future. In addition, we will be required to negotiate amendments to extensions of, or replacement agreements as our existing interconnection agreements expire. We may not be able to successfully negotiate amendments to existing agreements, negotiate new interconnection agreements, renew our existing interconnection agreements, opt in to new agreements, or successfully arbitrate replacement agreements for interconnection on terms and conditions acceptable to us. Our inability to do so would adversely affect our existing operations and opportunities to grow our business in existing and new markets.

There can be no assurances that a negotiated commercial agreement between the ILEC and LecStar regarding the use of ILEC switching can be reached.

The FCC has encouraged ILECs and CLECs to engage in commercial negotiations to provide access to ILEC facilities that may no longer be available as unbundled network elements as a result of the withdrawal of unbundling obligations, including the unbundled network element platform. Although a few such agreements have been announced, the majority of CLECs have not negotiated new agreements as of this date.  While we have engaged in general discussions with BellSouth, we have been unable to reach any agreement, and there can be no assurances that we will be able to reach any agreement in the future.

If the FCC orders substantial increases in TELRIC rates, it could have a material adverse impact on our profitability.

Rules implementing the local competition provisions of the 1996 Act currently permit CLECs to lease unbundled network elements at rates determined by state public utility commissions employing the FCC's Total Element Long Run Incremental Cost, or TELRIC, forward looking, cost-based pricing model. On September 15, 2003, the FCC opened a proceeding reexamining the TELRIC methodology and wholesale pricing rules for communications services made available for resale by ILECs in accordance with the 1996 Act. We cannot predict if the FCC will order new TELRIC pricing or if Congress will amend the 1996 Act, affecting such pricing. The application and effect of a revised TELRIC pricing model on the communications industry generally and on certain of our business activities cannot be determined at this time but it could have a material impact on our business.

FCC inter-carrier compensation rule changes could have a material adverse impact on our Access Revenues.

As a local exchange provider, we bill long distance providers’ access charges for the origination and termination of long distance providers' long distance calls. Our local exchange business benefits from the receipt of intrastate and interstate long distance traffic. As an entity that collects access charges, we must properly track and record the jurisdiction of our communications traffic and collect access charges accordingly. The result of any changes to the existing regulatory scheme for access charges or a determination that we have been improperly collecting access revenues could have a material adverse effect on our business.

The FCC has indicated that its existing carrier compensation rules constitute transitional regimes that will conclude in mid-2005, when a new interstate, inter-carrier compensation regime based on bill-and-keep or another alternative should be in place. We cannot predict the impact that any such changes may have on our business.

On February 10, 2005, the FCC also adopted a Further Notice of Proposed Rulemaking, and solicited comment on whether to adopt any of seven different comprehensive proposals for reform of the FCC's existing rules relating to inter-carrier compensation.  Further action in that proceeding could lead to substantial changes to the way that reciprocal compensation, switched access and universal charges are established and administered, and could lead to material reductions in our inter-carrier compensation revenues.

ILECS have petitioned the FCC for waivers of unbundling obligations for advanced broadband services and for prevention of competitive carriers from billing and collecting switched access charges that, if approved by the FCC could have a material adverse effect on our business.

The 1996 Act requires the FCC to encourage the deployment of advanced telecommunications capabilities to all Americans, and the 1934 Act requires the FCC to forbear from applying regulation where forbearance from regulation would be in the public interest. Several ILECs have petitioned the FCC pursuant to these provisions to modify or eliminate network unbundling obligations related to these advanced services, or to forbear from imposing the FCC’s unbundling and interconnection rules. In addition, ILECs have filed similar petitions asking the FCC to bar competitive carriers like us from billing and collecting inter-exchange carrier switched access charges when providing service through the use of the local switching unbundled network element. If any of these petitions for waiver or forbearance are approved by action or inaction of the FCC, our access to critical unbundled network elements could be thwarted, or our ability to collect switched access charges could be forestalled, which could have a material adverse effect on our operations.

The FCC  is considering changing the basis upon which our Universal Service Fund (“USF”) contributions are determined, which could have a material adverse affect on our costs, our ability to separately list USF contributions on end-user bills, and our ability to collect these fees from our customers.

The 1934 Act and the FCC's implementing rules require all communications carriers providing interstate or international communications services to periodically contribute to the USF.  The USF supports four programs administered by the Universal Service Administrative Company with oversight from the FCC: (i) communications and information services for schools and libraries; (ii) communications and information services for rural health care providers; (iii) basic telephone service in regions characterized by high communications costs or low income levels; and (iv) interstate common line support.

USF contributions may be passed through to consumers on an equitable and nondiscriminatory basis either as a component of the rate charged for communications services or as a separately invoiced line item.  A proceeding pending before the FCC as of March 2005 has the potential to significantly alter our USF contribution obligations. The FCC is considering changing the basis upon which our USF contributions are determined from a revenue percentage measurement to a connection or telephone number measurement. Adoption of this proposal could have a material adverse affect on our costs, our ability to separately list USF contributions on end-user bills and our ability to collect these fees from our customers.

The application and effect of changes to the USF contribution requirements and similar state requirements on the communications industry generally and on certain of our business activities cannot be predicted. If our collection procedures result in over-collection, we could be required to make reimbursements of such over-collection and be subject to penalty, which could have a material adverse affect on our business, financial condition and results of operations. If a federal or state regulatory body determines that we have incorrectly calculated or remitted any USF contribution, we could be subject to the assessment and collection of past due remittances as well as interest and penalties thereon.  As of March 28, 2005 such proceedings have not been commenced against us.

Regulation of Internet Service Providers and VoIP – The status of VoIP and Internet Service as deregulated or “lightly” regulated, if subjected to traditional inter exchange and local exchange regulation, would substantially slow our efforts to grow these business lines.

Through March 28, 2005, the FCC had treated Internet service providers, or ISPs, as enhanced service providers exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contribute to the USF. Nevertheless, regulations governing the disclosure of confidential communications, copyright, excise tax and other requirements may apply to our Internet access services. In addition, Congress has passed a number of laws that concern the Internet and Internet users. Generally, these laws limit the potential liability of ISPs and hosting companies that do not knowingly engage in unlawful activity. Congress is actively considering a variety of Internet regulation bills, some of which, if signed into law, could impose obligations on us to monitor the Internet activities of our customers.

Several pending FCC proceedings will affect the regulatory status of Internet telephony. On February 12, 2004, the FCC adopted a notice of proposed rulemaking to address, in a comprehensive manner, the future regulation of services and applications making use of Internet protocol, including VoIP. In the absence of federal legislation, we expect that through this IP-Enabled Services proceeding the FCC will resolve certain regulatory issues relating to VoIP services and develop a regulatory framework that is unique to IP telephony providers or that subjects VoIP providers to minimal regulatory requirements. We cannot predict when the FCC may take such actions. The FCC may determine that certain types of Internet telephony should be regulated like basic interstate communications services, rendering VoIP calls subject to the access charges and that that Internet telephony providers should contribute to the USF. The FCC's pending review of inter-carrier compensation policies (discussed above) also may have an adverse impact on enhanced service providers.

Other aspects of VoIP and Internet telephony services, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, licensing and 911 emergency access, may be subject to federal or state regulation. For instance, in 2002 the FCC undertook an examination of whether emergency 911 requirements should be extended to packet-based networks and services. Similarly, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect communications costs or that may increase the likelihood of competition from Regional Bell Operating Companies or other communications companies could increase our costs of providing service.

If our collection procedures prove to be insufficient or if a taxing or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

We are subject to numerous local, state and federal taxes and regulatory fees, including but not limited to a 3% federal excise tax on communications service, FCC regulatory fees and public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation. If our collection procedures prove to be insufficient or if a taxing or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

We have routinely collected excise taxes pursuant to various state and federal laws and regulations.  In some instances, we have not fully remitted these taxes to the relevant taxing authority and may be subject to their claims for penalties and interest.  We have accrued these amounts and our estimate of penalties and interest is set forth in our Consolidated Financial Statements.

On July 2, 2004, the Internal Revenue Service issued an advance notice of proposed rulemaking asking for public comment on expanding the current 3% excise tax to new communications services, such as VoIP and other IP-based services, applications, and technologies, to reflect changes in technology. The comment cycle ended September 30, 2004.  We cannot predict the outcome of this proceeding on our business.

Should BellSouth prevail in its Federal appeals of state PSC orders requiring BellSouth to comply with the change of law clause of its interconnection agreements associated with the FCC’s TRRO,  it would accelerate the adverse impacts of the rule changes on our business.

The 1934 Act maintains the authority of individual states to impose their own regulation of rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law. Because we provide communications services that originate and terminate within individual states, including both local service and in-state long distance toll calls, we are subject to the jurisdiction of the PSCs and other regulators in nine states: Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee.  Some states are considering enactment of legislation that would deregulate ILECs broadband facilities and services.  If such legislation became law, it could prevent state regulators from requiring that ILECs allow competitive carriers to interconnect with critical facilities used to provide broadband services on reasonable terms.

Following the issuance of the TRRO, on February 4, 2005, LecStar and other CLECs sought or supported Motions for Emergency Relief in each of our nine states.  On March 1, 2005 the Georgia Public Service Commission (“Georgia PSC”) issued an order that requires BellSouth to pursue the change of law clause in the interconnection agreements with its competitors, including LecStar.   This Order and others like it in other states permit the Company to continue to order unbundled network elements until our agreement is modified.  On March 10, 2005, BellSouth revised the implementation date for the TRRO to April 17, 2005 across all nine states while reserving its right to appeal the Georgia PSC decision and to true-ups, if any, back to March 11, 2005 for wholesale access rate increases.  On March 11, 2005, BellSouth filed an Emergency Motion for a Preliminary Injunction against MCI continuing to order unbundled network element access lines before the United States District Court for the Northern District of Georgia.  The BellSouth Emergency Motion also sought an expedited hearing related to the Georgia PSC Order.   On March 14, 2005, BellSouth sent, via email, a change of law notification to LecStar requesting that the negotiation period begin.  While it is not possible to predict the outcome of the pending federal appeal, the pricing, terms and conditions under which the company acquires unbundled network element access lines and our ability to offer traditional local wireline services would be adversely impacted more rapidly than anticipated if BellSouth prevails with its appeal.

An individual with a judgment against an entity alleged to be LTEL's indirect predecessor is seeking injunctive relief, which could adversely affect LecStar’s operations.

Two of our subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc., (the “Subsidiaries”) are among the defendants who have been sued in the Superior Court of Fulton County, State of Georgia, by James D. Grenfell, the former CFO of LecStar.  The suit was filed in December 2003.  The plaintiff in that case alleges that he has an unpaid judgment in the amount of $1,015,000 plus interest against the former parent entities of the Subsidiaries and that the transfer of such stock and business in December 2002 was in violation of the Georgia Fraudulent Transfer statute. The plaintiff sought a preliminary injunction prior to our acquisition of the capital stock of LTEL in February 2004.  The Georgia state trial court denied the plaintiff’s motion for injunctive relief. The Plaintiff did not appeal.  Several of the defendants in the action, including the Subsidiaries, have filed a motion to dismiss the action.  As of March 28, 2005, the trial court had not ruled on that motion.  LecStar Telecom, Inc. has also intervened in the underlying action relating to the judgment and has appealed the Court’s order granting the judgment against the Subsidiaries’ former parents.  That appeal is pending before the Georgia Court of Appeals.  Nevertheless, if the plaintiff obtains the injunctive relief as requested, our ability to operate LecStar could be adversely affected, which could, in turn, adversely affect our operations and financial condition generally.

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

We are dependent on local exchange carriers for co-location of equipment space, which may not be available on reasonable terms and in a timely manner. We are dependent on UNE-P from local exchange carriers and additional services from other telecommunication providers. We are also dependent on the efficient and smooth interface between our information systems and those of the local exchange carriers for certain processing functions and customer support.

We may not be able to retain customers.

A significant portion of our customers, especially residential customers, are not subject to any contractual obligations to continue to use our telecommunication services.  These customers may switch telecommunication service providers at will.  Furthermore, customers who have executed a contract with us may terminate if we are not able to provide acceptable quality of telecommunication service.  The loss of any significant number of customers would adversely affect our results of operations and financial condition.  Adverse regulatory rulings such as the FCC’s TRRO may result in increased retail prices for both new and existing customers and increased customer churn rates.

Our existing method of providing service is susceptible to development of new technologies by competitors.

There exist other technologies that provide greater bandwidth than our methods of transmission and may be used instead of our services.  Significant penetration of these alternative technologies into our target market may reduce the demand for our services and harm our business.  Existing alternative technologies include:

▪

Digital Subscriber Line Technology.  Digital subscriber line technology was developed to produce higher data transfer rates over the existing copper-based telephone network.  The data transfer rates for digital subscriber lines are reported to range between 144,000 bits of data per second and six million bits of data per second.

▪

Cable Modems.  Cable modems can allow users to send and receive data using cable television distribution systems.  According to industry sources, cable modem users typically experience download speeds of 1.5 million bits of data per second.

▪

Wireless Technologies.  Wireless technologies, such as satellite and microwave communications systems can provide high-speed data communications.  Not only are wireless technologies commercially deployed, there are significant tests underway to increase the bandwidth and availability of wireless technologies.

▪

Integrated Serviced Digital Networks.  Integrated services digital networks have been offered by the incumbent local telephone companies over the existing copper-based telephone network for some time.  These services offer data transfer speeds of 128,000 bits of data per second.

▪

Voice Over Internet Protocol.  Voice over internet protocol usually permits broadband users to place and receive local and long distance calls using the Internet.  When compared to traditional wireline services, VOIP is usually less expensive.

▪

Power Line Carrier.  Providing telecommunication service using electrical utilities’ infrastructure has been successfully deployed in Europe for a number of years; however, in the United States this technology has experienced limited commercial deployment to date.  Several entities are researching this technology and have announced plans to launch testing its commercial viability.

There may be additional unknown risks, which could have a negative effect on our business.

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

We lease approximately 2,100 square feet of office space in Boxborough, Massachusetts, where we conduct sales and marketing for our Products and development for certain Core Technologies.  This lease expires December 31, 2005.  The average base monthly lease payment over the two-year life of the lease is $2,000.

We leased 16,511 square feet of space in Atlanta, Georgia for Fonix Telecom and LecStar’s operations.  The base monthly lease payment for the lease was $26,000.  This lease expired on February 28, 2005.  Commencing in February 2005, we entered into a sub-lease for 10,895 square feet of space in Atlanta, Georgia for Fonix Telecom and LecStar’s operations.  This lease expires on July 31, 2008.  The base monthly lease payment for the lease is $14,000.  We also lease telecommunications property in LecStar’s operating territories that include:

▪

switches;

▪

high capacity digital lines that interconnect LecStar’s network with incumbent local exchange carrier networks;

▪

high capacity digital lines that connect LecStar’s switching equipment to its transmission equipment located in incumbent local exchange carrier central offices;

▪

local loop lines which connect LecStar’s customers to its network; and

▪

leasing space in incumbent local exchange carrier central offices for collocating LecStar’s transmission equipment

We believe that the facilities and equipment described above are generally in good condition, are well maintained, and are generally suitable and adequate for our current and projected operating needs.

ITEM 3.

LEGAL PROCEEDINGS

Grenfell Litigation - Two of our subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc., (the “Subsidiaries”) are among the defendants who have been sued in the Superior Court of Fulton County, State of Georgia, by James D. Grenfell, the former CFO of LecStar.  The suit was filed in December 2003. The plaintiff in that case alleges that he has an unpaid judgment in the amount of $1,015,000 plus interest against the former parent entities of the Subsidiaries and that the transfer of such stock and business in December 2002 was in violation of the Georgia Fraudulent Transfer statute. The plaintiff sought a preliminary injunction prior to our acquisition of the capital stock of LTEL in February 2004.  The Georgia state trial court denied the plaintiff’s motion for injunctive relief. The Plaintiff did not appeal.  Several of the defendants in the action, including the Subsidiaries, have filed a motion to dismiss the action.  As of March 28, 2005, the trial court had not ruled on that motion.  LecStar Telecom, Inc. has also intervened in the underlying action relating to the judgment and has appealed the Court’s order granting the judgment against the Subsidiaries’ former parents. That appeal is pending before the Georgia Court of Appeals. To the extent that we or our subsidiaries are or should become proper parties to this action, and if the appeal and the motion to dismiss are denied, we will defend vigorously against these claims.

First Empire Complaint – One of our subsidiaries, LTEL Holding Corporation, is among the defendants who have been sued in the Superior Court of Fulton County, State of Georgia, by First Empire Corporation and Allen B. Thomas, directly and derivatively in his capacity as shareholder of LecStar Corporation.  The lawsuit was filed in July 2004.  The plaintiffs in that case allege that certain of the defendants employed fraudulent and deceptive means to acquire the assets of LecStar Corporation, which included the capital stock of the Subsidiaries, LecStar Telecom, Inc.  and LecStar Datanet, Inc.  The plaintiffs further allege that those defendants subsequently transferred the stock of the subsidiaries to LTEL Holding Ltd., which they claim is also LTEL Holding Corporation, which we acquired through our subsidiary LTEL Acquisition Corporation in February 2004.  The plaintiffs argue that they are entitled to recover the value that we paid for LTEL Holding Corporation under multiple legal theories including breaches of fiduciary duty, negligence, gross negligence, conversion, fraud and violation of the Georgia Securities Act.  Three of the employees of the Subsidiaries have also been named as defendants in the litigation.

We have recently filed an answer in the litigation and are in the process of opposing a motion by the plaintiffs to obtain a default judgment against us.  The plaintiffs claim that they are entitled to a default judgment because we did not timely answer the complaint.  However, the complaint was not properly delivered to us in a timely fashion, which we believe will be an adequate defense to the plaintiffs’ motion to have a default judgment entered against us.

We have not been involved in discovery in this litigation because the litigation is in the early stages.  Nonetheless, we believe that the claims of the plaintiffs are without merit and management intends to vigorously defend against the claims of the plaintiffs.

The principal Series H preferred stockholder has placed 300 shares of Series H Preferred Stock in escrow for a period of 12 months from the date of acquisition as protection with respect to breaches of representations and warranties of the LTEL selling stockholders, including any liability or payment that may arise from the above mentioned legal action.  As a result of the filing of the First Empire Litigation, we have asserted a claim for breach of certain representations and warranties.  To our knowledge, the Escrow Shares have not been released

Breckenridge Lawsuit - On May 3, 2004, we filed a lawsuit against The Breckenridge Fund, LLC (“Breckenridge”), alleging the improper transfer to and subsequent sale of shares of our common stock by

Breckenridge.  That lawsuit was subsequently dismissed without prejudice and refilled in the Third Judicial District Court of Salt Lake County, Utah, on October 13, 2004 (the “Breckenridge Lawsuit”).  The complaint seeks (i) a declaratory judgment that we may set off the fair value of the Unauthorized Shares against the value we owe to Breckenridge in connection with the Series I Preferred Stock transaction, (ii) judgment against Breckenridge for the fair value of the Unauthorized Shares, and (iii) punitive damages from Breckenridge for improper conversion of the Unauthorized Shares.  We also sought and obtained a temporary restraining order against Breckenridge, prohibiting them from selling any of our common stock, or alternatively requiring Breckenridge to deposit the proceeds of any such sales into an interest bearing account.  Breckenridge removed the case to the United States District Court for the District of Utah, which: (1) found that the state court’s temporary restraining order had expired; and (2) declined to enter its own injunction.   On March 18, 2005, the federal court dismissed the Breckenridge Lawsuit without prejudice, finding that a forum selection clause required the claims to be litigated in New York.  We intend to litigate those claims in New York.

First Series I Complaint – On November 10, 2004, Breckenridge tendered to us a conversion notice, converting 16 shares of Series I Preferred Stock into 123,971 shares of common stock.  In light of the temporary restraining order that had been issued by the state court in the Breckenridge Lawsuit, Fonix instructed its transfer agent to include on the share certificate a legend referencing the restraining order and the Breckenridge Lawsuit.   Subsequently, Breckenridge filed a complaint against us (Supreme Court of the State of New York, County of Nassau, Index No. 015822/04) in connection with the Series I Preferred Stock (the “First Series I Complaint”).  In the First Series I Complaint, Breckenridge alleges that it was improper for us to include any legends on the shares issued in connection with conversions of the Series I Preferred Stock other than those agreed to by Breckenridge in the Series I Preferred Stock purchase agreement (the “Series I Agreement”).  Breckenridge also seeks liquidated damages for our failure to issue shares free of the allegedly inappropriate legend.  We seek $4,000,000 in compensatory damages and $10,000,000 in punitive damages.  We have filed a motion to dismiss and intend to vigorously defend against this complaint.

Subsequent to filing the complaint, Breckenridge moved for a temporary restraining order to prevent us from issuing shares with any legend other than those agreed upon by Breckenridge in the Series I Agreement.  On November 18, 2004, at a hearing on Breckenridge’s motion, the court entered an order stating that we may not place any legend on shares issued to Breckenridge upon conversion of the Series I Preferred Stock other than those permitted under the Series I Agreement.

The Security Agreement Complaint – On November 23, 2004, Breckenridge filed a complaint against us (Supreme Court of the State of New York, County of Nassau, Index No. 015185/04) alleging: (1) Fonix executed a Security Agreement and a Registration Rights Agreement in connection with the Series I Agreement pursuant to which it granted to Breckenridge a security interest in certain collateral, including Fonix’s intellectual property (the “Collateral”); (2) Fonix breached the Registration Rights Agreement and the Security Agreement; and (3) Breckenridge is entitled to damages totaling $585,000 and possession of the Collateral.  We have a motion to dismiss and intend to vigorously defend against this complaint.

Second Series I Complaint – On March 10, 2005, Breckenridge filed a complaint against us (Supreme Court of the State of New York, County of Nassau, Index No. 3457/05) in connection with the Series I Preferred Stock (the “Second Series I Complaint”).  In the Second Series I Complaint, Breckenridge alleges that Fonix improperly failed to honor a conversion notice it tendered to us on February 25, 2005, converting 500 shares of Series I Preferred Stock into 6,180,469 shares of common stock.  Breckenridge sought a temporary restraining order and preliminary injunction requiring Fonix to honor that conversion notice, and all subsequently tendered conversion notices.  On March 14, 2005, the Court entered a temporary restraining order directing us to honor the February 25, 2005, conversion notice, and directed Breckenridge to deposit all proceeds from the sale of the converted shares to be deposited in an interest-bearing escrow account.  Breckenridge’s motion for a preliminary injunction regarding subsequently tendered conversion notices will be heard April 6, 2005.  We intend to vigorously defend against this complaint.

We are involved in other claims and actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters will not materially affect our consolidated financial position, liquidity, or results of operations.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

2004 Annual Meeting of Shareholders

On December 30, 2004, we held our Annual Meeting of Shareholders in Salt Lake City, Utah.  The record date for the meeting was November 5, 2004, on which date there were 102,600,619 shares of our Class A common stock outstanding.

The first matter voted upon at the meeting was the election of directors.  The following directors were elected:

DIRECTOR	SHARES VOTED IN FAVOR	SHARES VOTED AGAINST
Thomas A. Murdock	77,434,005	2,463,135
Roger D. Dudley	77,389,969	2,507,171
William A. Maasberg, Jr.	77,668,944	2,228,196

The second matter voted upon at the meeting was the approval of the Board of Directors’ selection of Hansen, Barnett & Maxwell as our independent registered public accounting firm for the fiscal year ending December 31, 2004.  The results of the voting were 79,054,642 shares in favor, 672,481 shares against and 170,017 shares abstaining.

The third matter voted upon at the meeting was the approval of amendments to the 1998 stock option and incentive plan.  The results of the voting were 9,533,166 shares in favor, 3,631,984 shares against and 783,934 shares abstaining.

The fourth matter voted upon at the meeting was the approval of the 2004 Fonix Telecom executive incentive plan.  The results of the voting were 9,510,176 shares in favor, 3,961,122 shares against and 477,786 shares abstaining.

PART II

  ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

Our Class A common stock is listed on the OTC Bulletin Board under the trading symbol FNIX.  The following table shows the range of high and low sales price information for our Class A common stock as quoted on the OTC Bulletin Board for the calendar years 2003 and 2004, and for the first quarter of 2005 through March 28, 2005.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.  The quotations also do not reflect price adjustments related to the Reverse Stock Split (see “Reverse Stock Split” below).

	Calendar Year
	2005		2004		2003
	High	Low	High	Low	High	Low

First Quarter*	$0.17	$0.05	$0.66	$0.28	$0.05	$0.01
Second Quarter			$0.32	$0.22	$0.69	$0.13
Third Quarter			$0.28	$0.13	$0.26	$0.08
Fourth Quarter			$0.28	$0.14	$1.19	$0.13

* Through March 28, 2005.

The Reverse Stock Split took effect on April 4, 2003.  All prices beginning in the second quarter of 2003 reflect post-reverse stock split share prices.

The high and low sales prices for our Class A common stock on March 28, 2005, were $0.06 and $0.05, respectively.  As of March 28, 2005, there were 173,040,324 shares of Fonix Class A common stock outstanding, held by approximately 1,036 holders of record and approximately 40,000 beneficial holders.  This number of beneficial holders represents an estimate of the number of actual holders of our stock, including beneficial owners of shares held in “nominee” or “street” name.  The actual number of beneficial owners is not known to us.

We have never declared any dividends on our Class A common stock and it is expected that earnings, if any, in future periods will be retained to further the development and sale of our Core Technologies, Products and telecommunications services.  No dividends can be paid on our common stock until such time as all accrued and unpaid dividends on our preferred stock have been paid.

Reverse Stock Split

At a special meeting of shareholders held on March 24, 2003, our shareholders approved a 1 share for 40 shares reverse stock split.  The Reverse Stock Split took effect at 12:01 a.m., April 4, 2003.

Recent Sales of Unregistered Equity Securities

For the year ended December 31, 2004, we received $12,618,000 in funds drawn under the Fifth Equity Line, less commissions and fees of $379,000, and issued 54,768,198 shares of Class A common stock to the Equity Line Investor.  The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The resales of the shares were subsequently registered under registration statements on Form S-2.

On February 11, 2004, we issued 900,000 shares of Class A common stock to our legal counsel in payment of services rendered.  We also issued 813,423 shares to consultants as payment for services rendered.

Series I Preferred Stock - On October 24, 2003, we entered into a private placement of shares of our Class A common stock with The Breckenridge Fund, LLC, a New York limited liability company (“Breckenridge”).  Under the terms of the private placement, we agreed to sell 1,043,478 shares of our Class A common stock for $240,000 (the “Private Placement Funds”).  The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”), and the rules and regulations promulgated thereunder.

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

Following negotiations with Breckenridge, we agreed to sell to Breckenridge 3,250 shares of our Series I 8% Convertible Preferred Stock (the “Preferred Stock”), for an aggregate purchase price of $3,250,000, net of the Private Placement Funds which we had already received.  The sale of the Preferred Stock to Breckenridge closed on January 30, 2004.

In connection with the offering of the Preferred Stock, we also issued to Breckenridge (i) warrants (the “Warrants”) to purchase up to 965,839 additional shares of our Class A common stock; (ii) 1,931,677 shares of our Class A common stock (the “Additional Shares”); and (iii) 482,919 shares of our Class A common stock (the “Fee Shares”).  The shares of Series I Preferred Stock, the Warrants, the Additional Shares, and the Fee Shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. We filed a registration statement on Form S-2 to register the resales of the shares underlying the Warrants and the Series I Preferred Stock, as well as the Additional Shares and the Fee Shares on March 5, 2004.

For the year ended December 31, 2004, we issued 8,435,869 shares of our Class A common stock in conversion of 1,000 shares of our Series I Preferred Stock.  Subsequent to December 31, 2004, and through March 28, 2005, we issued 10,054,561 shares of our Class A common stock in conversion of 900 shares of Series I Preferred Stock.

LecStar Acquisition - On February 24, 2004, we acquired all of the capital stock of LTEL Holdings Corporation (“LTEL”) and its wholly-owned subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc. (collectively “LecStar”). The results of LecStar's operations are included in the consolidated financial statements from February 24, 2004.  We acquired LecStar to provide us with a recurring revenue stream, a growing customer base, new marketing channels for our Core Technologies and Products, and to reduce the cost of capital.

In accordance with FAS No. 141, “Business Combinations,” the aggregate purchase price was $12,800,000 and consisted of the issuance of 7,036,802 shares of Class A common stock valued at $4,176,000 or $0.59 per share, 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock (the “Series H Preferred Stock”) with a stated value of $10,000 per share valued at $4,000,000, and a 5% $10,000,000 secured, six-year promissory note (the “Note”) valued at $4,624,000. The number of shares of Class A common stock issued under the terms of the purchase agreement was determined by dividing $3,000,000 by 90 percent of the average closing bid price of our common stock for the first 30 of the 33 consecutive trading days immediately preceding the date certain regulatory approvals were deemed effective.  Under the terms of the acquisition agreement, the number of Class A common shares was determinable on February 19, 2004.  Accordingly, the value of the shares of Class A common stock was established, in accordance with SFAS No. 141, as the average market price of the Fonix common stock over the three-day period through February 19, 2004. The values of the Series H Preferred Stock and the Note were determined based on the estimated risk-adjusted cost of capital to Fonix at the date of the acquisition.  The fair value of the Series H Preferred Stock was based on an imputed yield rate of 25 percent per annum, and the discount on the Note of $5,376,000 was based on an imputed interest rate of 25 percent per annum.

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

Dividends on the stated value of the outstanding Series H Preferred Stock are payable at the rate of 5% per annum as and when declared by the Board of Directors. The annual dividend requirement is $1,000,000. If dividends are declared on our common stock, as a condition of that dividend, we are required to pay three percent of the aggregate amount of such dividend to the Series H Preferred Stock. Dividends on the Series H Preferred Stock and interest on the Note are payable in cash or, at our option, in shares of Class A common stock. We have registered the Class A common stock issued in the acquisition and 12,000,000 additional shares of Class A common stock issuable as payment of interest on the Note and as dividends on the Series H Preferred Stock. The Note is secured by the assets and capital stock of our subsidiary and the capital stock of LTEL and LecStar.

In the event of a voluntary or involuntary liquidation, dissolution or winding up of Fonix, the funds available for distribution, after payment to creditors (including the holder of the Note) and then to the holders of Fonix's Series A preferred stock of their liquidation payment, but before any liquidation payments to holders of junior preferred stock or common stock, would be payable to the holders of the Series H Preferred Stock (and any other subsequently created class of preferred stock having equal liquidation rights with the Series H Preferred Stock) in an amount equal to the stated value of the then outstanding Series H Preferred Stock plus any accumulated dividends thereon. The closing of any transaction or series of transactions involving the sale of all or substantially all of the assets of Fonix, LTEL or a merger, reorganization or other transaction in which holders of a majority of the outstanding voting control of Fonix do not continue to own a majority of the outstanding voting shares of the surviving corporation would be deemed to be a liquidation entitling the holders of the Series H Preferred Stock, at their option, to the payments described above.

We have the option, but not the obligation, exercisable at any time, to redeem all or any portion of the outstanding Series H Preferred Stock. The redemption price is equal to any accumulated dividends on the redeemed shares plus a percentage of the $10,000 per share stated value of the redeemed shares, based on the date the redemption occurs in relation to the original issuance date as follows: before the second anniversary - 102%; thereafter but before the third anniversary - 104%; thereafter but before the fourth anniversary - 106% and thereafter - 108%. If shares of Series H Preferred Stock are redeemed, additional Series H preferred dividends will be recognized on the date of redemption in an amount equal to the difference between the amount paid to redeem the shares and their original fair value at the date of issuance of $2,000 per share.

Under the terms of the Series H Preferred Stock, the consent of the holders of 66% of the outstanding Series H Preferred Stock is required to:

▪

issue securities with any rights senior to or on parity with the Series H Preferred Stock;

▪

sell substantially all of Fonix's assets, grant any exclusive rights or license to Fonix's products or intangible assets (except in the ordinary course of business), or merge with or consolidate into any other entity in a transaction or series of related transactions, except during periods after the stated value of the outstanding Series H Preferred Stock is less than $5,000,000;

▪

redeem any outstanding equity securities, except for previously issued options, warrants, or preferred stock, except during periods after the stated value of the outstanding Series H Preferred Stock outstanding is less than $5,000,000; or

▪

make any changes in the rights, preferences, or privileges of the Series H Preferred Stock or amend the certificate of incorporation or bylaws.

The principal Series H preferred stockholder has placed 300 shares of Series H Preferred Stock in escrow (the “Escrow Shares”) for a period of 12 months from the date of acquisition as protection with respect to breaches of representations and warranties of the LTEL selling stockholders, including any liability or payment that may arise from the above mentioned legal action.  As a result of the filing of the First Empire Litigation, we have asserted a claim for increase of certain representations and warranties.  To our knowledge, the Escrow Shares have not been released from escrow.

For the year ended December 31, 2004, we issued 833,334 shares of our Class A common stock as payment on the Note and 1,666,667 shares of our Class A common stock as dividend payments on our Series H Preferred Stock.

Subsequent to December 31, 2004, and through March 28, 2005, we received $1,750,000 in funds drawn under the Sixth Equity Line, less commissions and fees of $59,000, and issued 24,295,751 shares of Class A common stock to the Equity Line Investor.  The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The resales of the shares were subsequently registered under registration statements on Form S-2.

There have been no repurchases of equity securities by Fonix during the year ended December 31, 2004.

ITEM 6.

SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Report.

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenues	$14,902,000	$ 2,384,000	$ 3,065,000	$ 582,000	$ 657,000
Cost of Revenues	6,169,000	1,029,000	657,000	9,899,000	1,852,000
Selling, general and administrative expenses	13,356,000	7,004,000	11,929,000	11,646,000	10,703,000
Product development and research	2,559,000	5,141,000	8,193,000	8,123,000	5,871,000
Amortization of intangible assets	5,453,000	--	31,000	604,000	604,000
Impairment loss on investment in affiliate	--	--	--	823,000	--
Impairment loss on convertible note receivable	--	--	1,114,000	--	--
Impairment loss on intangible assets	738,000	302,000	--	--	--
Purchased in-process research and development	--	--	--	--	474,000
Other expense, net	(1,775,000)	(2,451,000)	(1,039,000)	(173,000)	(3,991,000)
Loss from continuing operations, before equity in net loss of affiliate	(15,148,000)	(13,185,000)	(19,441,000)	(30,687,000)	(22,811,000)
Equity in loss of affiliate	--	(360,000)	(457,000)	(373,000)	--
Net loss	(15,148,000)	(13,543,000)	(19,898,000)	(31,060,000)	(22,761,000)
Preferred stock dividends	(3,927,000)	--	--	--	--
Net loss attributable to common stockholders	(19,075,000)	(13,543,000)	(19,898,000)	(31,060,000)	(22,761,000)
Basic and diluted net loss per common share	$ (0.21)	$ (0.50)	$ (1.73)	$ (5.20)	$ (5.60)
Basic and diluted weighted average number of common shares outstanding	89,795,728	26,894,005	11,471,564	5,978,281	4,067,107

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Current assets	$ 2,120,000	$ 342,000	$ 691,000	$1,269,000	$3,752,000
Total assets	19,000,000	3,173,000	6,523,000	8,599,000	17,517,000
Current liabilities	15,700,000	13,530,000	15,120,000	7,370,000	3,572,000
Long-term debt, net of current portion	5,358,000	40,000	3,000	--	20,000
Stockholders’ (deficit) equity	(2,058,000)	(10,397,000)	(8,599,000)	1,229,000	13,926,000

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

Overview

We are engaged in providing integrated telecommunications services through Fonix Telecom, Inc., and LecStar Telecom, Inc., and value-added speech technologies through The Fonix Speech Group.  We operate Fonix Telecom, Inc., and LecStar Telecom, Inc., a regional provider of telecommunications services in the Southeastern United States and LecStar DataNet, Inc., a provider of Internet services.  (LecStar Telecom, Inc. and LecStar DataNet are collectively referred to in this report as “LecStar”).

We offer offers its speech-enabling technologies including automated speech recognition (“ASR”) and text-to-speech (“TTS”) through the Fonix Speech Group.  We offer our speech-enabling technologies to markets for wireless and mobile devices, computer telephony, server solutions and personal software for consumer applications. We have received various patents for certain elements of our core technologies and have filed applications for other patents covering various aspects of our technologies. We seek to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips.  Revenues are generated through providing telecommunication services, licensing of speech-enabling technologies, maintenance contracts and services.

Fonix Telecom’s non-regulated telecommunication services include VoIP, BPL and wireless broadband access.  These services are initially available in the southeastern United States and we anticipate will eventually be available throughout the United States.

LecStar’s telecommunication services include wireline voice, data, long distance and Internet services to business and residential customers.  LecStar Telecom, Inc., is certified by the Federal Communications Commission in nine states—Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee—as a competitive local exchange carrier (“CLEC”) to provide regulated local, long distance and international telecommunications services.  LecStar DataNet, Inc., provides non-regulated telecommunication services including Internet access.

For the years ended December 31, 2004, 2003 and 2002, we generated revenues of $14,902,000, $2,384,000 and $3,065,000, respectively; incurred net losses of $15,148,000, $13,543,000 and $19,898,000, respectively, and had negative cash flows from operating activities of $13,051,000, $9,243,000 and $9,531,000, respectively.  As of December 31, 2004, we had an accumulated deficit of $226,625,000, negative working capital of $13,580,000, accrued liabilities of $6,815,000, accounts payable of $5,225,000 and accrued employee wages and other compensation of $1,756,000.  We expect to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2005, primarily due to expenditure requirements associated with continued marketing and development of its speech-enabling technologies and further developing our telecommunications services business.

Our cash resources, limited to collections from customers, draws on the Fifth Equity Lines and loans, have not been sufficient to cover operating expenses.  As a result, payments to employees and vendors have been delayed.  At December 31, 2004, current accrued liabilities were $6,815,000, vendor accounts payable were $5,225,000 and unpaid compensation payable to current and former employees amounted to approximately $1,756,000. We have not been declared in default under the terms of any material agreements.

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

  Valuation of long-lived assets - The carrying values of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we would project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset.  If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset, other than software technology, is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

Intangible assets – Customer base, contracts and agreements and brand names are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives.  For intangible assets subject to amortization, an impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.  Intangible assets deemed to have indefinite useful lives, primarily the LecStar brand name are not amortized, are tested for impairment on a quarterly basis and impairment is recognized if the carrying amount is not recoverable or exceeds its fair value.  We recorded a charge of $1,124,000 during the year ended December 31, 2003, to fully impair the carrying value of its speech related intangible assets.  During the year ended December 31, 2004, we recorded an impairment loss on the intangible asset related to the contracts and agreements acquired in connection with the LecStar acquisition (see Note 2 of the Consolidated Financial Statements) of $738,000 based on estimated future cash flows.

Goodwill - Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs.  If a triggering event occurs, the undiscounted net cash flows of the asset or entity to which the goodwill relates are evaluated.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of the impairment is measured using a discounted-cash-flow model considering future revenues, operating costs, a risk-adjusted discount rate and other factors.

Revenue recognition – We recognize revenue when pervasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable and collectibility is reasonable assured.  Revenues are recognized by us based on the various types of transactions generating the revenue.  For software sales, we recognize revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition” and related interpretations.  We generate revenues from licensing the rights to its software products to end users and from royalties.  For telecommunications services, revenue is recognized in the period that the service is provided.

For the Fonix Speech Group, revenue of all types is recognized when acceptance of functionality, rights of return, and price protection are confirmed or can be reasonably estimated, as appropriate. Revenues from development and consulting services are recognized on a completed-contract basis when the services are completed and accepted by the customer.  The completed-contract method is used because our contracts are typically either short-term in duration or we are unable to make reasonably dependable estimates of the costs of the contracts.  Revenue for hardware units delivered is recognized when delivery is verified and collection assured.

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

For Fonix Telecom, Inc., our telecommunications revenue is comprised of two main components: (1) fees paid by business and residential subscribers of voice and data services and (2) carrier access fees.  Subscriber revenues include monthly recurring charges, usage charges and non-recurring charges.  Monthly recurring charges are flat monthly fees for local phone and data services.  Usage charges, which primarily include long distance fees, are generally billed on a per-minute or per-call basis.  Non-recurring charges are generally one-time charges for installation or changes to the subscriber’s service.  Carrier access fees are paid to the Company by other telecommunications carriers as compensation for originating and terminating the carriers’ long distance traffic.

Deferred revenue as of December 31, 2004, consisted of the following:

Description	Criteria for Recognition	Amount
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 458,000
Telecom deferred revenue	Service provided for customer	526,000
Total deferred revenue		$ 984,000

Cost of revenues - Cost of revenues from telecommunications services consists mainly of billings from the incumbent local exchange carriers (“ ILECs”) for access to the ILECs network.  Cost of revenues from license, royalties, and maintenance consists of costs to distribute the product, installation and support personnel compensation, amortization and impairment of capitalized speech software costs, licensed technology, and other related costs.  Cost of service revenues consists of personnel compensation and other related costs.

Software Technology Development and Production Costs - All costs incurred to establish the technological feasibility of speech software technology to be sold, leased, or otherwise marketed are charged to product development and research expense. Technological feasibility is established when a product design and a working model of the software product have been completed and confirmed by testing.  Costs to produce or purchase software technology incurred subsequent to establishing technological feasibility are capitalized.  Capitalization of software costs ceases when the product is available for general release to customers.  Costs to perform consulting or development services are charged to cost of revenues in the period in which the corresponding revenues are recognized.  Costs of maintenance and customer support are charged to expense when related revenue is recognized or when these costs are incurred, whichever occurs first.

Capitalized software technology costs were amortized on a product-by-product basis.  Amortization was  recognized from the date the product was available for general release to customers as the greater of (a) the ratio that current gross revenue for a product bears to total current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the products.  Amortization was charged to cost of revenues.

We assessed unamortized capitalized software costs for possible write down on a quarterly basis based on net realizable value of each related product. Net realizable value was determined based on the estimated future gross revenues from a product reduced by the estimated future cost of completing and disposing of the product, including the cost of performing maintenance and customer support. The amount by which the unamortized capitalized costs of a software product exceeded the net realizable value of that asset was written off.

During 2003, we modified our estimate of future cash flows to be provided by its software technology and determined that the carrying amount of the technology was in excess of future cash flows provided by the technology.  Accordingly, we recorded a charge of $1,124,000 during the year ended December 31, 2003, to fully impair the carrying value of the speech software technology.

Stock-based Compensation Plans –We account for our stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete.

At December 31, 2004, we had stock-based employee compensation plans, which are described more fully in Note 14 to the Consolidated Financial Statements. We account for the plans under the recognition method and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Interpretations. Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option’s exercise price on the measurement date is below the fair value of our common stock, and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of our common stock, and is recognized on the date of award or purchase.  These accounting policies resulted in our not recognizing any stock-based employee compensation cost during the years ended December 31, 2004, 2003, or 2002.

Imputed Interest Expense and Income - Interest is imputed on long-term debt obligations and notes receivable where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics.

Foreign Currency Translation - The functional currency of  our Korean subsidiary is the South Korean won.  Consequently, assets and liabilities of the Korean operations are translated into United States dollars using current exchange rates at the end of the year.  All revenue is invoiced in South Korean won and revenues and expenses are translated into United States dollars using weighted-average exchange rates for the year.

Comprehensive Income - Other comprehensive income presented in the accompanying consolidated financial statements consists of cumulative foreign currency translation adjustments.

Recently Enacted Accounting Standards - In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees.  However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after June 15, 2005, and we plan to adopt it using the modified-prospective method, effective July 1, 2005.  We are currently evaluating the impact SFAS No. 123(R) will have on us and, based on our preliminarily analysis, expects that the adoption will not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29.” This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement will be effective in January 2006. We do not expect that the adoption of SFAS No. 153 will have a material impact on our consolidated financial statements.

Results of Operations

Fiscal Year 2004 Compared to 2003

During 2004, we recorded revenues of $14,902,000, an increase of $12,518,000 from $2,384,000 in 2003.  The increase was primarily due to the acquisition of LecStar, accounting for $13,673,000 of the increase, partially offset by decreased NRE revenues of $362,000, decreased licenses revenues of $330,000 decreased DECtalk royalties of $319,000, decrease support revenues of $53,000, decreased retail revenues of $39,000 and decreased hardware sales of $30,000.

Cost of revenues was $6,169,000, an increase of $5,140,000 from $1,029,000 in 2003.  The increase is primarily due to the acquisition of LecStar contributing $6,136,000 to the increase.  These costs represent expenses associated with providing LecStar’s services through the leasing of network components from BellSouth and long distance services purchased from inter-exchange carriers.  This increase was partially offset by decreased expenses related to NRE projects due to the overall decrease in NRE contracts during the year and the lack of any impairment charges to capitalized software technology during 2004.

Selling, general and administrative expenses were $13,356,000 in 2004, a increase of $6,352,000 from $7,004,000 in 2003 The increase is primarily due to the acquisition of LecStar, which contributed $8,650,000 to the increase, and increased legal and accounting fees of $523,000, increased travel expenses of $137,000, increased investor relations expenses of $110,000, partially offset by decreased salary and wage expenses of $1,420,000, decreased consulting expenses of $497,000, a reduction in accrued vacation of $344,000, a reduction in accrued payroll of $519,000, decreased occupancy related expenses of $163,000 and decreased depreciation expenses of $83,000, and decreased promotions of $42,000.

We incurred research and product development expenses of $2,559,000 in 2004, a decrease of $2,582,000 from $5,141,000 in 2003.  The decrease is primarily due to an overall decrease in salaries and wage-related expenses of $1,884,000, a reduction in accrued vacation of $200,000, decreased occupancy related costs of $164,000, decreased consulting expenses of $315,000 due to a decrease in the utilization of external consultants and decreased depreciation of $83,000 due to the overall decrease in fixed assets, partially offset by increased other operating expenses of $48,000 and increased travel expense of $16,000.

Net interest and other expense was $1,775,00 for 2004, a decrease of $676,000 from $2,451,000 for 2003.  The overall decrease is due to the gain on forgiveness of liabilities of $518,000 partially offset by increased interest expense related to the note payable issued in connection with the acquisition of LecStar and the LecStar credit facility.

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

Cost of revenues was $1,029,000 in 2003, an increase of $372,000 from $657,000 in 2002.  This increase is due primarily to the impairment loss recognized of $822,000 partially offset by decreases in cost of hardware sales of $188,000 due to the discontinuance of the DECTalk hardware line and decreases in costs associated with NRE projects of $188,000 due to the overall decrease in NRE contracts.

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

We incurred research and product development expenses of $5,141,000 during 2003, a decrease of $3,052,000 from $8,193,000 for 2002.  This decease was due to an overall decrease in wage and wage related expenses of $2,398,000 due to the overall decrease in R&D personnel during 2003, decreased expenditures on outside consultants of $474,000, decreased other operating expenses of $99,000 and decreased travel expenses of $68,000 during the year ended December 31, 2003.

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

Selected Quarterly Operations Data

The following tables set forth selected unaudited statement of operations data for each of the quarters in the years ended December 31, 2004 and 2003.  This data has been derived from our unaudited financial statements that have been prepared on the same basis as the audited financial statements and, in the opinion of management,  include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in connection with the financial statements and the related notes.  Our quarterly operating results have varied substantially in the past and may vary substantially in the future.  Conclusions about our future results for any period should not be drawn from the selected unaudited statement of operations data, either for any particular quarter or taken as a whole.

	For the Quarter Ended
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004
	(Unaudited)
Net sales	$ 1,133,000	$ 4,242,000	$ 4,426,000	$ 5,101,000
Net loss	(2,342,000)	(5,565,000)	(3,321,000)	(3,920,000)
Preferred stock dividends	(2,986,000)	(315,000)	(315,000)	(311,000)
Net loss attributable to common stockholders	(5,328,000)	(5,880,000)	(3,636,000)	(4,231,000)
Basic and diluted loss per common share	$ (0.08)	$ (0.07)	$ (0.04)	$ (0.13)

	For the Quarter Ended,
	Mar 31, 2003	Jun 30, 2003	Sep 30, 2003	Dec 31, 2003
	(Unaudited)
Net sales	$ 590,000	$ 632,000	$ 457,000	$ 705,000
Loss before equity in net loss of affiliate	(4,158,000)	(3,510,000)	(2,868,000)	(2,647,000)
Net loss	(4,270,000)	(3,587,000)	(2,818,000)	(2,868,000)
Basic and diluted loss per common share	$ (0.30)	$ (0.19)	$ (0.11)	$ (0.06)

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

Our cash resources are limited to collections from customers, draws on the Sixth Equity Line, proceeds from the issuance of preferred stock and loan proceeds, are only sufficient to cover current operating expenses and payments of current liabilities.  We have entered into certain term payment plans with current and former employees and vendors.  As a result of cash flow deficiencies, payments to former employees and vendors not on a payment  plan have been delayed.  At December 31, 2004, unpaid past due compensation payable to current and former employees amounted to approximately $1,656,000 and vendor accounts payable amounted to approximately $5,225,000.  We have not been declared in default under the terms of any material agreements.

Several former employees filed suits against Fonix to collect past due wages or filed complaints with the State of Utah Labor Commission asserting past due wage claims.  We have settled several of these suits and are negotiating to settle the remaining suits on terms similar to those offered to current employees who are also owed past due wages.

We had $14,902,000 in revenue and a loss of $15,148,000 for the year ended December 31, 2004. Net cash used in operating activities of $13,051,000 for the year ended December 31, 2004, resulted principally from the net loss incurred of $15,148,000 decreased accrued payroll of $5,208,000, decreased accounts payable of $1,336,000, non-cash gain on forgiveness of liabilities of $518,000, decreased deferred revenues of $175,000 and decreased prepaids and other assets of $105,000 partially offset by amortization of intangible assets of $5,453,000, increased accrued liabilities of $1,415,000, collection of LecStar accounts receivables of $738,000, non-cash impairment charges related to the intangible assets of $738,000 and depreciation and amortization of $338,000.  Net cash used in investing activities of $604,000 for the year ended December 31, 2004, consisted of payments to the Series I escrow account of $395,000 and the purchase of equipment of $256,000, partially offset by net cash received in the acquisition of LecStar of $47,000.  Net cash provided by financing activities of $14,028,000 consisting primarily of the receipt of $12,239,000 in cash related to the sale of shares of Class A common stock and the receipt of $3,010,000 in cash upon the issuance of the Series I Preferred Stock, partially offset by payments on notes payable of $622,000, payments of Series H Preferred Stock dividends of $349,000 and payments on related party notes payable of $250,000.

We had negative working capital of $13,580,000 at December 31, 2004, compared to negative working capital of $13,188,000 at December 31, 2003.  Current assets increased by $1,778,000 to $2,120,000 from December 31, 2003, to December 31, 2004.  Current liabilities increased by $2,170,000 to $15,700,000 during the same period.  The change in working capital from December 31, 2003, to December 31, 2004, reflects, in part, the increases resulting from the acquisition of LecStar and the reduction of past due accrued payroll due to payments made during 2004.  Total assets were $19,000,000 at December 31, 2004, compared to $3,173,000 at December 31, 2003.

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

Management determined that a 12 percent annual interest rate better reflected the risk characteristics of the Audium Note.  Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $303,000.  For the years ended December 31, 2004, 2003 and 2002, the Company recorded interest income of $0, $44,000 and $40,000, respectively, including contractual and imputed interest.

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

Audium has incurred losses since the Company acquired the Audium Preferred Stock and as such, Audium does not have the ability to declare or pay preferred dividends on the Preferred Stock.  The Company recognized losses for the years ended December 31, 2003 and 2002 as follows:

	Year Ended December 31, 2003	Year Ended December 31, 2002
Company share of Audium net loss	$ 193,000	$ 290,000
Amortization of difference between purchase price of Audium Preferred Stock and Company’s share of Audium’s net stockholders’ deficit	167,000	167,000
Total equity in loss of affiliate	$ 360,000	$ 457,000

A summary of the results of Audium’s operations for the years ended December 31, 2003 and 2002, and net assets as of December 31, 2003 and 2002 is as follows:

	2003	2002
Net sales	$637,000	$475,000
Loss from operations	(1,244,000)	(1,129,000)
Non-operating income	524,000	–
Net loss	(720,000)	(1,084,000)

Current assets	$241,000	$1,501,000
Total assets	1,163,000	2,817,000
Current liabilities	1,569,000	1,664,000
Total liabilities	1,619,000	2,064,000
Net assets	$(456,000)	$752,000

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

Note Payable to Affiliate - The Fonix Note was payable in 13 monthly installments of $200,000 beginning on June 1, 2001, and bore no interest unless an event of default occurred, in which case it would have borne interest at 12 percent per annum. No events of default occurred and the note was fully satisfied.  The Fonix Note was secured by shares of Audium Preferred Stock as described above.

Management determined that a 12 percent annual interest rate reflected the risk characteristics of the Fonix Note.  Accordingly, interest was imputed at 12 percent and the Company recorded a present value of $2,370,000 for the note payable.  For the year ended December 31, 2002, the Company recorded interest expense of $95,000 related to this note.  Through December 31, 2002, payments amounting to $1,800,000 had been made under the Fonix note.

Sale of Investment in Audium - On December 31, 2003, the Company entered into an agreement with Audium with respect to the Audium Note, the Fonix Note, and the Audium Preferred Stock.  Under the agreement, Fonix agreed that the balance owing under the Audium Note would be offset against the balance owing under the Fonix Note, and accordingly, the Audium Note was deemed to be paid in full.  Fonix further agreed to transfer to Audium all of its right, title, and interest in the Audium Preferred Stock in exchange for (a) Audium’s deeming the

Fonix Note to be paid in full; (b) Audium’s granting to us a fully paid, worldwide, non-exclusive license to Audium’s software to make, sell, offer for sale, and use the software and any derivative software (the specific terms of which are being finalized), to be used if Audium declares bankruptcy, defaults under the agreement, or ceases to do business for a period of 60 days; and (c) Audium’s granting to Fonix a $1,800,000 prepaid license agreement to be applied to Audium’s run-time licenses.  The prepaid license has a four-year life and allows the Company to utilize run-time licenses from Audium in the Company’s products.  As the $1,800,000 prepaid license represents the amount of the investment the Company has made into Audium and that investment was reduced due to recognition of Fonix’s portion of Audium’s loss under the equity method of accounting for investments and through impairment charges during 2002, the Company did not value the prepaid license at December 31, 2003.  The Company intends to utilize the licenses by offsetting the cost of run time licenses against the prepaid license.  These transactions resulted in the Company recognizing a gain from the sale of Audium of $53,000 during December 2003, which gain is included in “other income (expense)” in the accompanying consolidated statements of operations.

Promissory Note

On December 14, 2001, we entered into an Asset Purchase Agreement with Force Computers, Inc. (“Force”). As part of the consideration for the purchase price, we issued a non-interest bearing promissory note on December 14, 2001, in the amount of $1,280,000.  Installment payments under the note were due over the 12-month period following the date of purchase.  Management determined that a seven percent annual interest rate reflects the risk characteristics of this promissory note.  Accordingly, interest was imputed at seven percent and we recorded a discount of $40,000 for the note payable.  We recorded interest expense of $36,000 for the year ended December 31, 2002.

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

Notes Payable Related Parties

During 2002, two of our executive officers (the “Lenders”) sold shares of our Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to us under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in our operations.  The advances bear interest at 10 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003.  Fonix and the Lenders agreed to postpone the maturity date on several occasions.  The note is presently due June 30, 2005.  All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of our shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

In October 2002, the Lenders pledged 30,866 shares of the Company's Class A common stock to the Equity Line Investor in connection with an advance of $183,000 to us under the Third Equity Line (see Note 12 to Consolidated Financial Statements).  The Equity Line Investor subsequently sold the pledged shares and applied $82,000 of the proceeds as a reduction of the advance.  The value of the pledged shares of $82,000 was treated as an additional advance from the Lenders.

During the fourth quarter of 2003, we made a principal payment of $26,000 against the outstanding balance of the promissory note.  During 2004, we entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between us and the note holders.  We classified the release of

$1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004.  We made principal payments against the note of $253,000 during the year ended December 31, 2004.  The remaining balance due at December 31, 2004 was $436,000.

The aggregate advances of $436,000 are secured by our intellectual property rights.  As of December 31, 2004, the Lenders had not converted any of the outstanding balance or interest into common stock.

Notes Payable

In connection with the acquisition of the capital stock of LTEL in 2004, we issued a 5%, $10,000,000, secured, six-year note payable to McCormack Avenue, Ltd.  Under the terms of the note payable, quarterly interest only payments are required through January 15, 2005, with quarterly principal and interest payments beginning April 2005 and continuing through January 2010.  Interest on the promissory note is payable in cash or, at our option, in shares of our Class A common stock.  The note is secured by the capital stock and all of the assets of LTEL and its subsidiaries.  The note was valued at $4,624,000 based on an imputed interest rate of 25 percent per annum.  The note has a mandatory prepayment clause wherein we are required to make prepayments in any given month where we receive net proceeds in excess of $900,000 from the Fifth Equity Line (or replacements thereof with the Equity Line Investor).  The required prepayment is calculated by multiplying the net proceeds received over $900,000 by 33%.  For the year ended December 31, 2004, we made mandatory prepayments on the note of $415,000.

During the year ended December 31, 2004, we made scheduled interest only payments of $175,000, and issued 833,334 shares of our Class A common stock in satisfaction of the September 30, 2004, required interest only payment of $125,000.  We also elected to make the December 31, 2004, payment in stock and issued 655,162 shares of our Class A common stock in connection with this payment subsequent to December 31, 2004 in satisfaction of the December 31, 2004 required interest only payment of $124,000.  The discount on the note is based on an imputed interest rate of 25%.  The carrying amount of the note of $4,822,000 at December 31, 2004 is net of unamortized discount of $4,762,000.

We had unsecured demand notes payable to former stockholders of an acquired entity in the aggregate amount of $78,000 outstanding as of December 31, 2004.

During the second and third quarters of 2002, we entered into promissory notes with an unrelated third party in the aggregate amount of $75,000.  These notes accrued interest at 12% annually and were due and payable with accrued interest during the second and third quarters of 2003.  The notes had a conversion feature that allowed the holder to convert all or any portion of the principal amount and accrued interest into shares of our common stock.  The conversion price was calculated as the arithmetic average of the last closing bid price on each trading day during the five consecutive trading days immediately preceding the conversion. During the fourth quarter of 2003, we paid the notes in full.

During the first quarter of 2003, we entered into a promissory note with an unrelated third party converting accounts payable for outstanding lease payments (see Note 15 of Consolidated Financial Statements) of $114,000 to a note payable.  This note accrued interest at 10% annually and required monthly minimum payments of the greater of $3,000 or 2% of aggregate proceeds from our Third Equity Line of Credit and subsequent equity lines of credit until the note was been fully paid.  Under the loan agreement, we could not sell or transfer assets outside of the ordinary course of business, or enter a transaction resulting in a change of control, without written permission from the creditor.  The note was paid in full during the year ended December 31, 2004.

On February 28, 2003, LecStar established an asset securitization facility which provided LecStar with $750,000.  Assets securitized under this facility consist of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana.  LecStar has pledged its interest in the special purpose securitization facility, LecStar Telecom Ventures LLC, and customer accounts receivable to the lender.  We have recorded the $750,000 as a note payable in our consolidated financial statements.  The note bears an interest rate of 6.5% and is due on February 27, 2007, with 24 equal monthly installments beginning on March 6, 2005.  LecStar currently makes monthly interest only payments on the note.

Series D Debentures

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

In connection with the issuance of the Debentures, we issued, as collateral to secure its performance under the Debenture, 2,083,333 shares of Class A common stock (the “Collateral Shares”), which were placed into an escrow pursuant to an escrow agreement.  Under the escrow agreement, the Collateral Shares would not be released to Breckenridge unless we were delinquent with respect to payments under the Debenture.

The Debentures were originally due April 9, 2003.  However, Fonix and Breckenridge agreed in January 2003 to modify the terms of the Debentures requiring the following principal payments plus accrued interest: $400,000 in January 2003; $350,000 in February 2003; $250,000 in March 2003; $250,000 in April 2003; and $250,000 in May 2003.  Additionally, we agreed to release 237,584 of the Collateral Shares to Breckenridge as consideration (the “Released Shares”) for revising the terms of the purchase agreement.  The additional shares were accounted for as an additional discount of $285,000.  The value of the shares was amortized over the modified term of the Debentures as interest expense.  We did not make the last three payments as scheduled.  Breckenridge asserted its rights under the Debenture agreement for penalties as we did not meet the prescribed payment schedule.  Breckenridge asserted a claim of $379,000 which we disputed.  Both parties subsequently agreed to satisfy the claim in full through the issuance of 1,550,000 shares of our Class A common stock with a value of $225,000.  We transferred the shares to Breckenridge on October 20, 2003, in full satisfaction of the claim and recorded the penalty as interest expense.

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

Upon discovering in March 2004 that the Unauthorized Shares had been improperly transferred to the Debenture holder, we attempted to settle the matter with the Debenture holder but was unable to reach a settlement.  Accordingly, on May 3, 2004, we filed a lawsuit against the Debenture holder, alleging the improper transfer to and subsequent sale of the Unauthorized Shares by the Debenture holder.  The lawsuit was subsequently dismissed without prejudice and refilled on October 12, 2004.  The complaint seeks (i) a declaratory judgment that we may set off the fair value of the Unauthorized Shares against the value we owes to the Debenture holder in connection with the Series I Preferred Stock transaction (see Note 11 to Consolidated Financial Statements), (ii) judgment against the Debenture holder for the fair value of the Unauthorized Shares, and (iii) punitive damages from the Debenture holder for improper conversion of the Unauthorized Shares.

Equity Lines of Credit

Initial and Second Equity Line of Credit - In 2001 and 2002, we entered into  private equity line agreements (the “Equity Lines”) with a private investor (“the Equity Line Investor”).  Under the Equity Lines, we had the right to draw up to $40,000,000 from the Equity Line Investor through a mechanism of draws and puts of stock.  We were entitled to draw funds and to “put” to the Equity Line Investor shares of Class A common stock in lieu of repayment of the draw.

For the year ended December 31, 2002, we received $9,358,000 in funds drawn under the Equity Lines, less commissions and fees of $276,000, and issued 3,356,998 shares of Class A common stock to the Equity Line investor.

Third Equity Line of Credit - In June 2002, we entered into a third equity line agreement (the “Third Equity Line”) with the Equity Line Investor.  Under the Third Equity Line, we had the right to draw up to $20,000,000 under terms substantially identical to the initial Equity Lines.

For the year ended December 31, 2003, we received $2,625,000 in funds drawn under the Third Equity Line, less commissions and fees of $62,000, and issued 5,000,000 shares of Class A common stock to the Equity Line Investor.

Fifth Equity Line of Credit - We entered, as of July 1, 2003, into a fifth private equity line agreement (the “Fifth Equity Line Agreement”) with the Equity Line Investor.  Under the Fifth Equity Line Agreement, we had the right to draw up to $20,000,000 against an equity line of credit (“the Fifth Equity Line”) from the Equity Line Investor.  We were entitled under the Fifth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of our Class A common stock in lieu of repayment of the draw.  The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice is tendered.  The Equity Line Investor is required under the Fifth Equity Line Agreement to tender the funds requested by us within two trading days after the ten-trading-day period used to determine the market price.

For the year ended December 31, 2003, we received $7,122,000 in funds and a subscription receivable of $245,000 drawn under the Fifth Equity Line, less commissions and fees of $291,000, and issued 25,494,145 shares of Class A common stock to the Equity Line Investor.

For the year ended December 31, 2004 we received $12,618,000 in funds drawn under the Fifth Equity Line, less commissions and fees of $413,000, and issued 54,768,198 shares of Class A common stock to the Equity Line Investor.

Subsequent to December 31, 2004, the Company issued 5,480,405 shares of its Class A common stock related to the final put under the Fifth Equity Line for which the proceeds were received in 2004.

Sixth Equity Line of Credit – On November 15, 2004, we entered into a sixth private equity line agreement (the “Sixth Equity Line Agreement”) with the Equity Line Investor, on terms substantially similar to those of the previous equity lines.  Under the Sixth Equity Line Agreement, we have the right to draw up to $20,000,000 against an equity line of credit (“the Sixth Equity Line”) from the Equity Line Investor.  We are entitled under the Sixth

Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of our Class A common stock in lieu of repayment of the draw.  The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice is tendered.  The Equity Line Investor is required under the Sixth Equity Line Agreement to tender the funds requested by us within two trading days after the ten-trading-day period used to determine the market price.

In connection with the Sixth Equity Line Agreement, we granted registration rights to the Equity Line Investor and filed a registration statement on Form S-2, which covered the resales of the shares to be issued under the Sixth Equity Line.  We are obligated to maintain the effectiveness of the registration statement.

We did not draw any funds during 2004 under the Sixth Equity Line.  The Fifth Equity Line was the only active equity line as of December 31, 2004.

Subsequent to December 31, 2004 and through March 28, 2005, we received $1,750,000 in funds drawn under the Sixth Equity Line, less commissions and fees of $59,000, and issued 24,295,751 shares of Class A common stock to the Equity Line Investor.

Acquisitions

LecStar Acquisition - On February 24, 2004, we acquired all of the capital stock of LTEL Holdings Corporation (“LTEL”) and its wholly-owned subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc. (collectively “LecStar”). The results of LecStar's operations are included in the consolidated financial statements from February 24, 2004.  We acquired LecStar to provide us with a recurring revenue stream, a growing customer base, new marketing channels for our Core Technologies and Products, and to reduce our cost of capital.

In accordance with FAS No. 141, “Business Combinations,” the aggregate purchase price was $12,800,000 and consisted of the issuance of 7,036,802 shares of Class A common stock valued at $4,176,000 or $0.59 per share, 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock (the “Series H Preferred Stock”) with a stated value of $10,000 per share valued at $4,000,000, and a 5% $10,000,000 secured, six-year promissory note (the “Note”) valued at $4,624,000. The number of shares of Class A common stock issued under the terms of the purchase agreement was determined by dividing $3,000,000 by 90 percent of the average closing bid price of our common stock for the first 30 of the 33 consecutive trading days immediately preceding the date certain regulatory approvals were deemed effective.  Under the terms of the acquisition agreement, the number of Class A common shares was determinable on February 19, 2004.  Accordingly, the value of the shares of Class A common stock was established, in accordance with SFAS No. 141, as the average market price of our common stock over the three-day period through February 19, 2004. The values of the Series H Preferred Stock and the Note were determined based on the estimated risk-adjusted cost of capital for us at the date of the acquisition.  The fair value of the Series H Preferred Stock was based on an imputed yield rate of 25 percent per annum and the discount on the Note of $5,376,000 was based on an imputed interest rate of 25 percent per annum.

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

Empire One Telecommunications, Inc Acquisition - On November 19, 2004, we signed a Merger Agreement (the “Agreement”) that set forth the principal terms on which our wholly owned subsidiary, TOE Acquisition Corporation, a Delaware corporation (“Sub”) will merge into Empire One Telecommunications, Inc., a Delaware corporation (“EOT”). EOT will be the surviving corporation.  EOT is a Brooklyn, New York, based CLEC.

EOT is a regional provider of communications services, including wireline voice, data, long distance and Internet services, to business and residential customers in 16 States and the District of Columbia.

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

▪

To the current holders of EOT's common stock, we will also issue $2 million of restricted Fonix common stock (the “Merger Stock”) that we will agree to register within 120 days after closing.  Resales of these shares after the effectiveness of the registration statement, for all EOT stockholders, shall be limited to no more than (a) 200,000 shares per month or (b) 5% of the average daily volume for the trailing 4 weeks, commencing 6 months after the closing and until the date we are no longer required to maintain the effectiveness of the registration statement.  The number of shares of common stock issuable to the EOT common stock holders would be determined by dividing $2 million by the average closing bid price of our stock for the first 45 of the 48 consecutive trading days immediately preceding the closing.

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

▪

Necessary regulatory approvals;

▪

The operation of Fonix and EOT after September 30, 2004 and through closing in the ordinary course without incurring any extraordinary liabilities, as defined; and

▪

Certain existing employees of EOT shall enter into “at will” employment arrangements with EOT contingent upon the closing.

While there can be no assurance that we will complete this acquisition, management anticipates closing the acquisition on or around March 31, 2005, or as soon thereafter as circumstances permit.

Stock Options and Warrants

During 2004, we granted options to purchase 110,600 shares of Class A common stock at exercise prices ranging from $0.21 to $0.37.  All options were granted at the quoted market price at the date of grant.  All options granted vest over three years following issuance.  If not exercised, all options expire within ten years from the date of grant.

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

Subsequent to December 31, 2004, we entered into an option exchange program with its employees, wherein we gave eligible Fonix employees the opportunity to exchange outstanding stock options for the same number of new options to be issued at least six months and one day from the expiration of the offer.  As a result of the option exchange program, we cancelled 414,450 options to purchase shares of the Company’s Class A common stock effective February 22, 2005.  We issued a promise to grant options on August 23, 2005 to employees who elected to tender their current outstanding options.

As of March 28, 2005, we had warrants to purchase a total of 980,389 shares of Class A common stock outstanding.

Summary of Contractual Obligations

The following summary reflects payments due under long-term obligations as of December 31, 2004:

	Total	Less Than One	One to Three	Three to Five	More than Five
Notes payable	$ 12,358,000	$ 1,211,000	$ 4,406,000	$ 6,741,000	--
Operating lease obligations	1,037,000	518,000	519,000	--	--
Preferred stock dividends	10,620,000	1,180,000	3,540,000	5,900,000	**
Total contractual cash obligations	$ 24,015,000	$ 2,909,000	$ 8,465,000	$ 12,641,000

**  Preferred stock dividends do not have a definite life, therefore dividend payment requirements greater than five years cannot reasonably be estimated.

Other

We presently have no plans to purchase new research and development or office facilities.

Outlook

Corporate Mission Statement, Strategic Goals, Financial Objectives and Growth Strategy

Mission Statement:  “Provide integrated communication products and services through innovative technologies”

Strategic Goals:

▪

Deliver innovated technologies such as Voice Over Internet Protocol (“VoIP”), Broadband over Power Line (“BPL”) and switched telecommunication services with efficient and profitable revenue.

▪

Capitalize on LecStar’s built-in and growing customer base.

▪

Implement a CLEC roll-up and consolidation strategy using the LecStar platform and infrastructure.

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

Financial Goals:

▪

Increase revenue and positive EBITDA based on the combination of LecStar’s revenue and our speech technology revenue.

▪

Deliver predictable revenue and earnings.

▪

Provide return on shareholder equity.

Growth Strategy:

We will deliver VoIP services on our own soft switch and expand our partner relationship with Duke Energy facilitating BPL.  We expect to employ a consolidation-driven growth strategy in the telecom industry using LecStar as the platform.  We anticipate that strategic acquisitions of synergistic companies will deliver a stable revenue stream and expanded customer base.  We expect to transition our telecommunication customers and acquired customers to our VoIP and/or BPL solution.  Integration of support functions and overhead will create operational and financial efficiencies.  We expect implementation of our Core Technologies by acquired synergistic companies will

▪

enhance operating margins;

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

Substantially Increase Marketing and Sales Activities.  We intend to expand our sales through partners, OEMs, VARs, direct sales, and existing sales channels, both domestically and internationally, who will focus on the wireless and mobile devices, telephony and server phone solutions, assistive and language learning devices.  To address global opportunities, we will continue to develop and expand our sales and marketing teams in Asia, Europe, and the United States.

Expand Strategic Relationships.  We have a number of strategic collaboration and marketing arrangements with developers and VARs.  We intend to expand such relationships and add additional similar relationships, specifically in the wireless and mobile devices, assistive and language learning devices and end-to-end solutions.  Further, when we are able to identify “first mover” speech-enabling applications in which we can integrate our Products and Core Technologies, we intend to investigate investment opportunities so we can obtain preferred or priority collaboration rights.

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

As noted above, as of December 31, 2004, we had an accumulated deficit of $226,625,000 negative working capital of $13,580,000, accrued liabilities of $6,815,000, accounts payable $5,225,000 and accrued past due employee wages and other compensation of $1,657,000.  Sales of products and telecommunications services and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations, although we have limited capital available under an equity line of credit.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing telecommunications services, license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through the sale of our equity securities, primarily in connection with the Sixth Equity Line.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  Over the past year, we have reduced our workforce in our speech business unit by approximately 50%.  This reduction may adversely affect our ability to fill existing orders.  As we have noted in our annual report and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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

•

changes in laws or different interpretations of laws that may affect our expected effective tax rate for 2004;

•

transactions or other events affecting the need for, timing and extent of our capital expenditures; and

•

the extent to which we reduce outstanding debt.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended
December 31, 2004, 2003 and 2002	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended
December 31, 2002, 2003 and 2004	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	F-6

Notes to Consolidated Financial Statements	F-8

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a.

 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual  report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Form 10-K for the fiscal year ending on December 31, 2006.  We are dedicating significant resources, including management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. We are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our company. The evaluation of our internal controls is being conducted under the direction of our senior management. In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Audit Committee. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

Limitations on Effectiveness of Controls. A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF FONIX

The following table sets forth certain information concerning the executive officers and directors of Fonix as of March 30, 2005:

 Name

Age

Position

Thomas A. Murdock (1)*

61

Director, President & Chief Executive Officer

Roger D. Dudley

(2)*

52

Director, Executive Vice President & Chief Financial

   Officer

William A. Maasberg, Jr. (1) (2)

65

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

WILLIAM A. MAASBERG, Jr. became a director of Fonix in September 1999 and was named chief operating officer February 1, 2000.  From December 1997 through February 1999, Mr. Maasberg was vice president and general manager of the AMS Division of Eyring Corporation which manufactures multi-media electronic work instruction software application.  He was also a co-founder and principal in Information Enabling Technologies, Inc. (“IET”), and LIBRA Corporation (“LIBRA”), two companies focusing on software application development, and served in several key executive positions with both IET and LIBRA from May 1976 through November 1997.  Mr. Maasberg worked for IBM Corporation from July 1965 through May 1976 in various capacities.  He received his B.S. Degree from Stanford University in Electrical Engineering and his M.S. in Electrical Engineering from the University of Southern California.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by regulation of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms which they file.  Based solely on its review of the copies of such forms furnished to us during the fiscal year ended December 31, 2004, we are aware of the following untimely filings:

Messrs. Murdock, Dudley and Maasberg filed late Forms 5.

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

•

Conflicts of Interest - The Code discusses possible situations of conflicts of interest, and requires that potential conflicts of interest be cleared through the Company's Audit Committee.

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

A copy of our Code of Ethics was an exhibit to the annual report filed for 2003.  Additionally, we undertake to provide to any person without charge, upon request, a copy of our Code of Ethics.  Such request may be made in writing to the Board of Directors at our address listed on the first page of this report.

ITEM 11.

EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid or accrued to all persons serving as our chief executive officer and our most highly compensated executive officers other than its chief executive officer who were serving as executive officers at December 31, 2004, and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”):

Summary Compensation Table

	Annual Compensation				Long-Term Compensation

Name and Principal Position	Year	Salary		Other Annual Bonus	Securities Underlying Options/SARs (6)
Thomas A. Murdock (1)	2002	$ 315,096	(2)	--	23,750/0
Chief Executive Officer & President	2003	$ 309,400	(2)	--	0/0
	2004	$ 232,000		--	0/0

Roger D. Dudley (1)	2002	$ 315,487	(3)	--	23,750/0
Executive Vice President & Chief Financial Officer	2003	$ 309,400	(3)	--	0/0
	2004	$ 232,000		--	0/0

William A. Maasberg, Jr. (4)	2002	$ 226,584	(5)	--	12,500/0
Chief Operating Officer	2003	$ 225,000	(5)	--	0/0
	2004	$ 150,000		--	0/0

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

Each such executive officer also is entitled to customary insurance benefits, office and support staff and an automobile allowance.  In addition, if any executive is terminated without cause during the contract term, then all salary then and thereafter due and owing under the executive employment agreement shall, at the executive’s option, be immediately paid in a lump sum payment to the executive officer, and all stock options, warrants and other similar rights granted by us and then vested or earned shall be immediately granted to the executive officer without restriction or limitation of any kind.

Each executive employment agreement contains a non-disclosure, confidentiality, non-solicitation and non-competition clause.  Under the terms of the non-competition clause, each executive has agreed that for a period of one year after the termination of his employment with us the executive will not engage in any capacity in a business which competes with or may compete with Fonix.

(2)

Because of our inability to access the Third Equity Line during much of 2002, we did not pay Mr. Murdock $114,259 of his compensation due for 2002.  Because of continued cash flow difficulties, we did not pay Mr. Murdock $95,621 of his compensation due for 2003.  These amounts have been included in our accrual of past due unpaid wages and are being paid out in accordance with the payment agreement established with the Department of Labor.

(3)

Because of our inability to access the Third Equity Line during much of 2002, we did not pay Mr. Dudley $141,808 of his compensation due for 2002.  Because of continued cash flow difficulties, we did not pay Mr. Dudley $147,377 of his compensation due for 2003.  These amounts have been included in our accrual of past due unpaid wages and are being paid out in accordance with the payment agreement established with the Department of Labor.

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

(5)

Because of our inability to access the Third Equity Line during much of 2002, we did not pay Mr. Maasberg $102,824 of his compensation due for 2002.  Because of continued cash flow difficulties, we did not pay Mr. Maasberg $86,882 of his compensation due for 2003.  These amounts have been included in our accrual of past due unpaid wages and are being paid out in accordance with the payment agreement established with the Department of Labor.

(6)

All options granted in 2002 were granted pursuant to our 1998 Stock Option Plan.  Subsequent to December 31, 2004, we entered into an option exchange program with our employees.  As a result of the exchange agreement, all of these shares have been cancelled and the executives currently do not have any options to purchase Fonix stock, however they do have the right to receive new options.

Option Grants in Fiscal Year 2004

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

Aggregated Option/SAR Exercises in Last Fiscal Year

and Related December 31, 2004 Option/SAR Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2004 Exercisable/Unexercisable (#)	Value of In-the-Money Options/SARs at December 31, 2004 Exercisable/Unexercisable ($)
Thomas A. Murdock	0	$ 0	126,250/6,250	$0/$0
Roger D. Dudley	0	$ 0	126,250/6,250	$0/$0
William A. Maasberg, Jr.	0	$ 0	42,500/2,500	$0/$0

Subsequent to December 31, 2004, we entered into an option exchange program with our employees.  As a result of the exchange program, all of these options have been cancelled, and the executives currently do not have any options to purchase Fonix stock.  However, they do have the right to receive new options pursuant to the exchange program.

Board of Directors Meetings, Committees and Director Compensation

Our board of directors took action at 2 duly noticed meetings of the board during 2004.  Each director attended (in person or telephonically) all of the meetings of Fonix’s board of directors.  During 2004, our board of directors had the following committees: Audit Committee, comprised of Messrs. Dudley (chairman) and Maasberg; and Compensation Committee, comprised of Messrs. Murdock (chairman) and Maasberg.  These standing committees conducted meetings in conjunction with meetings of the full board of directors.

Compensation of Directors

Prior to April 1996, our directors received no compensation for their service.  We historically have reimbursed our directors for actual expenses incurred in traveling to and participating in directors’ meetings, and we intend to continue that policy for the foreseeable future.  On March 30, 1996, our board of directors adopted, and our shareholders subsequently approved, our 1996 Directors’ Stock Option Plan (the “Directors’ Plan”).  Under the Directors’ Plan, members of the Board as constituted on the date of adoption received options to purchase 5,000 shares of our Class A common stock for each year (or any portion thereof consisting of at least six months) during which such persons had served on the board for each of fiscal years 1994 and 1995 and were granted 5,000 shares for each of fiscal years 1996 through 2002, which options vested after completion of at least six months’ service on the board during those fiscal years.   These options have terms of ten years.  No options were granted to our directors under the Directors’ Plan during 2004.  Similar grants have been made to our under our 1998 Stock Option Plan, as set forth elsewhere in this report.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 17, 2005, the number of shares of Common Stock of Fonix beneficially owned by all persons known to be holders of more than five percent of our Common Stock and by the executive officers and directors of Fonix individually and as a group.  Unless indicated otherwise, the address of the stockholder is our principal executive offices, 9350 South 150 East, Suite 700, Sandy, Utah 84070.

Name and Address of 5% Beneficial Owners, Executive Officers, and Directors	Number of Shares Beneficially Owned	Percent of Class (1)
Thomas A. Murdock Chairman of the Board & Chief Executive Officer	6,646,172(2)	3.83%
Roger D. Dudley Executive Vice President & Chief Financial Officer, Director	3,322,778(3)	1.92%
William A. Maasberg Chief Operating Officer, Director	0	*
All Officers and Directors as a Group (3 persons)	9,968,950	5.64%

*

Less than 1 percent.

(1)

Percentages rounded to nearest 1/100th of one percent.  Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of Common Stock listed for each such person in the table.

(2)

Includes 40,000 shares of Common Stock deposited in a voting trust (the “Voting Trust”) as to which Mr. Murdock is the sole trustee and 6,605,398 shares of Common Stock issuable as of March 17, 2005, into the Voting Trust under a convertible promissory note (the “Convertible Note”) held by Mr. Murdock and Mr. Dudley.  Persons who have deposited their shares of Common Stock into the Voting Trust have dividend and liquidation rights (“Economic Rights”) in proportion to the number of shares of Common Stock they have deposited in the Voting Trust, but have no voting rights with respect to such shares.  All voting rights associated with the shares deposited into the Voting Trust are exercisable solely and exclusively by the Trustee of the Voting Trust.  The Voting Trust expires, unless extended according to its terms, on the earlier of September 30, 2005, or any of the following events: (i) the Trustee terminates it; (ii) the participating shareholders unanimously terminate it; or (iii) we are dissolved or liquidated.  Although as the sole trustee of the Voting Trust Mr. Murdock exercises the voting rights of all of the shares deposited into the Voting Trust, and accordingly has listed all shares in the table above, he has no economic or pecuniary interest in any of the shares deposited into the Voting Trust except for 3,302,699 shares issuable as of March 17, 2005, under the Convertible Note as to which he will directly own Economic Rights when issued.  Also includes 71 shares owned directly by Mr. Murdock, and 703 shares (including shares issuable upon the exercise of options) beneficially owned by members of Mr. Murdock’s immediate family residing in the same household.

(3)

Includes (i) 3,302,699 shares of Common Stock issuable as of March 17, 2005, under the Convertible Note which will be deposited into the Voting Trust when issued, (ii) 71 shares owned directly by Mr. Dudley; and (iii) 8 shares owned by Mr. Dudley’s minor children.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	818,920	$42.24	19,526,079
Equity compensation plans not approved by shareholders	--	--	--
Total	818,920	$42.24	19,526,079

2002 Employee Compensation Plan

On February 6, 2003, the Fonix Board of Directors adopted the 2002 Employee Compensation Plan (the “2002 Plan”).  Shares of Class A common stock issued under the 2002 Plan would have been in partial payment of wages and salaries earned by employees during the plan period, which ran from December 1, 2002, through May 31, 2003.  Each then current employee had agreed to the terms of the 2002 Plan.

The Board of Directors subsequently abandoned the 2002 Employee Compensation Plan, and no shares were issued under the plan.

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

Loans from Senior Management to Company

During 2002, two of our executive officers (the “Lenders”) sold shares of our Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to us under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in our operations.  The advances bear interest at 10 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003.  Fonix and the Lenders agreed to postpone the maturity date on several occasions.  The note is presently due June 30, 2005.  All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of our shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

In October 2002, the Lenders pledged 30,866 shares of the Company's Class A common stock to the Equity Line Investor in connection with an advance of $183,000 to us under the Third Equity Line (see Note 12 to Consolidated Financial Statements).  The Equity Line Investor subsequently sold the pledged shares and applied $82,000 of the proceeds as a reduction of the advance.  The value of the pledged shares of $82,000 was treated as an additional advance from the Lenders.

During the fourth quarter of 2003, we made a principal payment of $26,000 against the outstanding balance of the promissory note.  During 2004, we entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between us and the note holders.  We made principal payments against the note of $253,000 during the year ended December 31, 2004.  The remaining balance due at December 31, 2004, was $436,000.

The aggregate advances of $436,000 are secured by our intellectual property rights.  As of December 31, 2004, the Lenders had not converted any of the outstanding balance or interest into common stock.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2004 and 2003, for professional services rendered by Hansen Barnett & Maxwell, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2004 and 2003 were $258,808 and $124,000 respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2004 and 2003, for assurance and related services by Hansen Barnett & Maxwell, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2004 and 2003 were $21,237 and $6,775, respectively.

 (3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2004 and 2003, for professional services rendered by Hansen Barnett & Maxwell for tax compliance, tax advice, and tax planning, for those fiscal years were $6,268 and $1,047, respectively.  Services provided included preparation of federal and state income tax returns.

(4) ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended December 31, 2004 and 2003, for products and services provided by Hansen Barnett & Maxwell other than those services reported above, for those fiscal years were $27,469 and $21,706, respectively.  The other fees billed in 2004 related to Hansen Barnett & Maxwell’s participation in the accounting due diligence related to various acquisition opportunities.  This participation was approved by the Board of Directors prior to commencement.  Hansen Barnett & Maxwell made no management decisions.  Their role was to review and analyze information related to the possible acquisitions as directed by the Company’s management.   The other fees billed in 2003 related to Hansen Barnett & Maxwell’s participation in the accounting due diligence relating to the LTEL Holdings Corporation acquisition.  This participation was approved by the Board of Directors prior to commencement.  Hansen, Barnett & Maxwell made no management decisions.  Their role was to review and analyze information related to the acquisition as directed by the Company’s management.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Not applicable.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)

Documents filed as part of this Form 10-K:

1.

Consolidated Financial Statements (included in Part II, Item 8)

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

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

Date: March 29, 2005

                                   By:      /s/  Thomas A. Murdock

      Thomas A. Murdock, President and

      Chief Executive Officer

Date: March 29, 2005

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

March 29, 2005

March 29, 2005

Date

Date

/s/  Roger D. Dudley

Roger D. Dudley, Executive Vice President,

Chief Financial Officer, and Director

March 29, 2005

Date

FONIX CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2004 and 2003	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended
December 31, 2004, 2003 and 2002	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended
December 31, 2002, 2003 and 2004	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	F-6

Notes to Consolidated Financial Statements	F-8

HANSEN, BARNETT & MAXWELL

A Professional Corporation

CERTIFIED PUBLIC ACCOUNTANTS

Registered with the Public Company

5 Triad Center, Suite 750

       Accounting Oversight Board

Salt Lake City, UT 84180-1128

Phone: (801) 532-2200

Fax: (801) 532-7944

www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders

Fonix Corporation

We have audited the accompanying consolidated balance sheets of Fonix Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fonix Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operating activities during each of the three years in the period ended December 31, 2004.  As of December 31, 2004, the Company had an accumulated deficit of $226,625,000, and negative working capital of $13,580,000.  The Company has current accrued liabilities of approximately $6,815,000, vendor accounts payable amounting to approximately $5,225,000 and accrued payroll and other compensation of approximately $1,756,000.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah

March 29, 2005

Fonix Corporation
CONSOLIDATED BALANCE SHEET
	December 31,
	2004	2003

ASSETS

Current assets
Cash and cash equivalents	$ 423,000	$ 50,000
Accounts receivable	1,541,000	4,000
Subscriptions receivable	-	245,000
Prepaid expenses and other current assets	156,000	43,000

Total current assets	2,120,000	342,000

Long-term investments	237,000	-

Property and equipment, net of accumulated depreciation
of $1,465,000 and $1,176,000, respectively	236,000	125,000

Deposit in escrow	395,000	-

Deposits and other assets	1,072,000	75,000

Intangible assets, net of accumulated amortization
of $5,453,000 and $0, respectively	12,309,000	-

Goodwill	2,631,000	2,631,000

Total assets	$ 19,000,000	$ 3,173,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accrued liabilities	$ 6,815,000	$ 1,189,000
Accounts payable	5,225,000	2,650,000
Accrued payroll and other compensation	1,756,000	6,964,000
Deferred revenues	984,000	540,000
Notes payable - related parties	513,000	467,000
Current portion of notes payable	214,000	30,000
Deposits and other	193,000	7,000
Accrued liabilities - related parties	-	1,443,000
Advance on Series I Preferred Stock	-	240,000

Total current liabilities	15,700,000	13,530,000

Long-term notes payable, net of current portion	5,358,000	40,000

Total liabilities	21,058,000	13,570,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding
(aggregate liquidation preference of $6,055,000)	500,000	500,000
Series H, nonconvertible; 2,000 shares outstanding
(aggregate liquidation preference of $20,000,000)	4,000,000	-
Series I, convertible; 2,250 shares outstanding
(aggregate liquidation preference of $2,250,000)	2,250,000	-
Common stock, $0.0001 par value; 800,000,000 shares authorized;
Class A voting, 131,200,170 and 54,329,787 shares outstanding, respectively	13,000	5,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	217,061,000	195,284,000
Outstanding warrants to purchase Class A common stock	735,000	1,334,000
Cumulative foreign currency translation adjustment	8,000	30,000
Accumulated deficit	(226,625,000)	(207,550,000)

Total stockholders' deficit	(2,058,000)	(10,397,000)

Total liabilities and stockholders' deficit	$ 19,000,000	$ 3,173,000

See accompanying notes to consolidated financial statements.

Fonix Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2004	2003	2002
Revenues:
Telecommunications	$ 13,673,000	$ -	$ -
Speech licenses, royalties and maintenance	1,199,000	1,963,000	1,846,000
Service	30,000	391,000	870,000
Hardware	-	30,000	349,000

Total revenues	14,902,000	2,384,000	3,065,000

Cost of revenues:
Telecommunications costs	6,136,000	-	-
Impairment loss on capitalized software technology	-	822,000	-
Services	-	76,000	98,000
Licenses, royalties and maintenance	33,000	58,000	245,000
Amortization of capitalized software technology	-	52,000	104,000
Hardware	-	21,000	210,000

Total cost of revenues	6,169,000	1,029,000	657,000

Gross profit	8,733,000	1,355,000	2,408,000

Expenses:
Selling, general and administrative	13,356,000	7,004,000	11,929,000
Impairment loss on intangible assets	738,000	302,000	-
Impairment loss on convertible note receivable	-	-	1,114,000
Amortization of intangible assets	5,453,000	-	31,000
Product development and research	2,559,000	5,141,000	8,193,000

Total expenses	22,106,000	12,447,000	21,267,000

Loss from operations	(13,373,000)	(11,092,000)	(18,859,000)

Other income (expense):
Interest income	7,000	43,000	81,000
Gain on forgiveness of liabilities	518,000	-	-
Interest expense	(2,300,000)	(1,973,000)	(663,000)
Equity in net loss of affiliate	-	(360,000)	(457,000)
Other	-	(161,000)	-

Other expense, net	(1,775,000)	(2,451,000)	(1,039,000)

Net loss	(15,148,000)	(13,543,000)	(19,898,000)
Preferred stock dividends	(3,927,000)	-	-

Loss attributable to common stockholders	$ (19,075,000)	$ (13,543,000)	$ (19,898,000)

Basic and diluted loss per common share	$ (0.21)	$ (0.50)	$ (1.73)

Net loss	$ (15,148,000)	$ (13,543,000)	$ (19,898,000)
Other comprehensive loss - foreign currency translation	(22,000)	(2,000)	29,000

Comprehensive loss	$ (15,170,000)	$ (13,545,000)	$ (19,869,000)

See accompanying notes to consolidated financial statements.

Fonix Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Outstanding		Cumulative
						Warrants		Foreign
					Additional	to Purchase	Deferred	Currency
	Preferred Stock		Common Stock		Paid-in	Common	Consulting	Translation	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Expenses	Adjustment	Deficit	Total

BALANCE, DECEMBER 31, 2001	166,667	$ 500,000	8,754,891	$ 1,000	$ 172,020,000	$ 2,832,000	(18,000)	$ 3,000	$ (174,109,000)	1,229,000

Issuance of common stock under equity lines of credit	-	-	3,356,998	-	9,082,000	-	-	-	-	9,082,000

Expiration of warrants	-	-	-	-	1,472,000	(1,472,000)	-	-	-	-

Amortization of deferred consulting expenses	-	-	-	-	(18,000)	-	18,000	-	-	-

Cumulative foreign currency translation adjustment	-	-	-	-		-	-	29,000	-	29,000

Beneficial conversion feature on promissory note	-	-	-	-	15,000	-	-	-	-	15,000

Shares issued related to Series D financing	-	-	194,444	-	944,000	-	-	-	-	944,000

Net loss for the year ended December 31, 2002	-	-	-	-	-	-	-	-	(19,898,000)	(19,898,000)

BALANCE, DECEMBER 31, 2002	166,667	500,000	12,306,333	1,000	183,515,000	1,360,000	-	32,000	(194,007,000)	(8,599,000)

Issuance of common stock under equity lines of credit	-	-	30,494,145	3,000	9,928,000	-	-	-	-	9,931,000

Expiration of warrants	-	-	-	-	26,000	(26,000)	-	-	-	-

Cumulative foreign currency translation adjustment	-	-	-	-	-	-	-	(2,000)	-	(2,000)

Additional shares issued due to reverse split	-	-	4,919	-	-	-	-	-	-	-

Shares issued related to Series D financing	-	-	11,524,390	1,000	1,815,000	-	-	-	-	1,816,000

Net loss for year ended December 31, 2003	-	-	-	-	-	-	-	-	(13,543,000)	(13,543,000)

BALANCE, DECEMBER 31, 2003	166,667	500,000	54,329,787	5,000	195,284,000	1,334,000	-	30,000	(207,550,000)	(10,397,000)

Issuance of common stock under equity lines of credit	-	-	54,768,198	5,000	11,332,000	-	-	-	-	11,337,000

Issuance of Series H Preferred Stock	2,000	4,000,000	-	-	-	-	-	-	-	4,000,000

See accompanying notes to consolidated financial statements.

Fonix Corporation

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of Series I Preferred Stock	3,250	429,000	-	-	-	-	-	-	-	429,000

Shares issued in connection with Series I Preferred Stock	-	-	2,414,596	1,000	729,000	-	-	-	-	730,000

Warrants issued in connection with Series I Preferred Stock	-	-	-	-	-	262,000	-	-	-	262,000

Beneficial conversion feature on Series I Preferred	-	-	-	-	1,830,000	-	-	-	-	1,830,000

Series I Preferred Stock beneficial conversion dividend	-	2,821,000	-	-	-	-	-	-	(2,821,000)	-

Cumulative foreign currency translation adjustment	-	-	-	-	-	-	-	(22,000)	-	(22,000)

Shares issued for payment of interest on long-term debt	-	-	833,334	-	125,000	-	-	-	-	125,000

Shares issued for payment of dividends on Series H Preferred	-	-	1,666,667	-	249,000	-	-	-	(249,000)	-

Series H Preferred Stock dividends accrued	-	-	-	-	-	-	-	-	(601,000)	(601,000)

Additional shares issued due to reverse split	-	-	1,494	-	-	-	-	-	-	-

Shares issued in connection with LTEL acquisition	-	-	7,036,802	1,000	4,174,000	-	-	-	-	4,175,000

Series I Preferred stock dividends accrued	-	-	-	-	-	-	-	-	(256,000)	(256,000)

Issuance of stock for services	-	-	1,713,423	-	334,000	-	-	-	-	334,000

Conversion of Series I Preferred into common stock	(1,000)	(1,000,000)	8,435,869	1,000	999,000	-	-	-	-	-

Forgiveness of related party debt	-	-	-	-	1,144,000	-	-	-		1,144,000

Expiration of warrants	-	-	-	-	861,000	(861,000)	-	-	-	-

Net loss for year ended December 31, 2004	-	-	-	-	-	-	-	-	(15,148,000)	(15,148,000)

BALANCE, DECEMBER 31, 2004	170,917	$ 6,750,000	131,200,170	$ 13,000	$ 217,061,000	$ 735,000	$ -	$ 8,000	$ (226,625,000)	$ (2,058,000)

See accompanying notes to consolidated financial statements.

Fonix Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net loss	$ (15,148,000)	$ (13,543,000)	$ (19,898,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense related to the issuance of debentures,
warrants, preferred and common stock	-	640,000	-
Stock issued for services	41,000	-	-
Stock issued for interest expense related to McCormack Note	125,000	-	-
Accretion of discount on note receivable from affiliate	-	(21,000)	(19,000)
Accretion of discount on notes payable	613,000	868,000	513,000
Amortization of investment in affiliate	-	167,000	167,000
Amortization of deferred loan cost	-	-	35,000
Loss on disposal of property and equipment	-	-	13,000
Losses on asset disposals	-	179,000	-
Impairment losses	738,000	1,126,000	1,114,000
Gain on forgiveness of liabilities	(518,000)	-	-
Amortization of intangibles	5,453,000	-	-
Depreciation and amortization	338,000	389,000	502,000
Equity in net loss of affiliate	-	193,000	289,000
Gain on sale of affiliate	-	(53,000)	-
Foreign exchange gain	(22,000)	(5,000)	29,000
Changes in assets and liabilities, net of effects from purchase of LTEL:
Accounts receivable	738,000	23,000	5,000
Inventory	-	49,000	(15,000)
Prepaid expenses and other current assets	(48,000)	105,000	(81,000)
Other assets	(57,000)	50,000	(2,000)
Accounts payable	(1,336,000)	(320,000)	1,998,000
Accrued payroll and other compensation	(5,208,000)	1,698,000	5,266,000
Other accrued liabilities	1,415,000	(474,000)	749,000
Deferred revenues	(175,000)	(314,000)	(196,000)

Net cash used in operating activities	(13,051,000)	(9,243,000)	(9,531,000)

Cash flows from investing activities
Cash received in connection with LTEL acquisition	47,000	-	-
Collection of notes receivable	-	403,000	-
Issuance of notes receivable	-	-	(880,000)
Payments of deposit into escrow	(395,000)	-	-
Purchase of property and equipment	(256,000)	(9,000)	(83,000)

Net cash (used in) provided by investing activities	(604,000)	394,000	(963,000)

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	12,239,000	9,686,000	9,935,000
Proceeds from issuance of notes payable	-	-	1,962,000
Proceeds from Issuance of Series I Preferred Stock	3,010,000	240,000	-
Payment of dividend on Series H Preferred Stock	(349,000)	-	-
Principal payments on notes payable	(622,000)	(1,051,000)	(1,030,000)
Payments on note payable to related parties	(250,000)	-	(550,000)

Net cash provided by financing activities	14,028,000	8,875,000	10,317,000

Net increase (decrease) in cash and cash equivalents	373,000	26,000	(177,000)

Cash and cash equivalents at beginning of year	50,000	24,000	201,000

Cash and cash equivalents at end of year	$ 423,000	$ 50,000	$ 24,000

See accompanying notes to consolidated financial statements.

Fonix Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31,

2004

2003

2002

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest

$

1,200,000

$

44,000

$

60,000

Cash paid during the year for income taxes

–

–

4,000

Supplemental Schedule of Non-cash Investing and Financing Activities

For the Year Ended December 31, 2004

Issued 8,453,869 shares of Class A common stock in conversion of 1,000 shares of Series I Preferred Stock.

Issued 1,463,735 shares of Class A common stock in full satisfaction of $292,000 of liabilities.

Issued 833,334 shares of Class A common stock as payment of $125,000 interest on long-term debt.

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

Warrants for 31,250 shares of Class A common stock, valued at $860,000 expired.

Series I Preferred Stock shares issued for $240,000 of advances received in 2003.

Issued 1,666,667 shares of Class A common stock for payment of $249,000 of dividends on Series H Preferred Stock.  Accrued $252,000 and $256,000 of dividends on Series H Preferred Stock and Series I Preferred Stock, respectively.

For the Year Ended December 31, 2003

Issued 7,359,080 shares of Class A common stock in conversion of $850,000 of Series D Debentures principal and $41,000 of related accrued interest.

Converted $113,768 of accounts payable into a note payable.

Issued 639,732 shares of Class A common stock for $245,000 subscription receivable.

Issued 237,584 shares of Class A common stock valued at $285,000 to Series D Debenture holder as consideration for revising terms of the Series D Debenture agreement.

Warrants for 5,000 shares of Class A common stock, valued at $26,000 expired.

For the Year Ended December 31, 2002

Warrants for 20,625 shares of Class A common stock, valued at $1,472,400 expired.

Amortization of deferred consulting expense in the amount of $18,000.

See accompanying notes to consolidated financial statements.

F-8

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1.  NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Fonix Corporation and subsidiaries (collectively, the “Company” or “Fonix”) are engaged in providing integrated telecommunications services through Fonix Telecom, Inc., and value-added speech technologies through The Fonix Speech Group.  Through Fonix Telecom, Inc., the Company operates LecStar Telecom, Inc., a regional provider of telecommunications services in the Southeastern United States and LecStar DataNet, Inc., a provider of Internet services.  (LecStar Telecom, Inc. and LecStar DataNet are collectively referred to in this report as “LecStar”).

The Company offers its speech-enabling technologies including automated speech recognition (“ASR”) and text-to-speech (“TTS”) through the Fonix Speech Group.  The Company offers its speech-enabling technologies to markets for wireless and mobile devices, computer telephony, server solutions and personal software for consumer applications. The Company has received various patents for certain elements of its core technologies and has filed applications for other patents covering various aspects of its technologies. The Company seeks to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips.  Revenues are generated through providing telecommunication services, licensing of speech-enabling technologies, maintenance contracts and services.

LecStar’s telecommunication services include wireline voice, data, long distance and Internet services to business and residential customers.  LecStar Telecom, Inc., is certified by the Federal Communications Commission in nine states—Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee—as a competitive local exchange carrier (“CLEC”) to provide regulated local, long distance and international telecommunications services.  LecStar DataNet, Inc., provides non-regulated telecommunication services including Internet access.

Business Condition - For the years ended December 31, 2004, 2003 and 2002, the Company generated revenues of $14,902,000, $2,384,000 and $3,065,000, respectively; incurred net losses of $15,148,000, $13,543,000 and $19,898,000, respectively, and had negative cash flows from operating activities of $13,052,000, $9,243,000 and $9,531,000, respectively.  As of December 31, 2004, the Company had an accumulated deficit of $226,625,000, negative working capital of $13,580,000, accrued liabilities of $6,815,000, accounts payable of $5,225,000 and accrued past due employee wages and other compensation of $1,756,000.  The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2005, primarily due to expenditure requirements associated with continued marketing and development of its speech-enabling technologies and further developing its telecommunications services business.

The Company’s cash resources, limited to collections from customers, draws on the Sixth Equity Lines and loans, have note been sufficient to cover operating expenses.  As a result, payments to employees and vendors have been delayed.  At December 31, 2004, current accrued liabilities were $6,815,000, vendor accounts payable were $5,225,000 and unpaid compensation payable to current and former employees amounted to approximately $1,756,000. The Company has not been declared in default under the terms of any material agreements.

These factors, as well as the risk factors set out elsewhere in this Annual Report on Form 10-K,  raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management plans to fund further operations of the Company through revenues generated from its telecommunication operations, from cash flows from future license and royalty arrangements and with proceeds from additional issuance of debt and equity securities.  There can be no assurance that management’s plans will be successful.

Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in 20-to 50-percent-owned affiliates are accounted for using the equity method (see Note 5).

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

 Valuation of Long-lived Assets - The carrying values of the Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, the Company would project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections were to indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset, other than software technology, is reduced by the estimated excess of the carrying value over the projected discounted cash flows. The determination of whether the carrying value of software technology is recoverable is discussed below in the section titled “Software Technology Development and Production Costs” within this note.

Intangible Assets - Customer base, contracts and agreements and brand names are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives.  For intangible assets subject to amortization, an impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.  Intangible assets deemed to have indefinite useful lives, primarily the LecStar brand name, are not amortized, are tested for impairment on a quarterly basis and impairment is recognized if the carrying amount is not recoverable or exceeds its fair value.  The Company recorded a charge of $1,124,000 during the year ended December 31, 2003, to fully impair the carrying value of its speech related intangible assets.  During the year ended December 31, 2004, the Company recorded an impairment loss on the intangible asset related to the contracts and agreements acquired in connection with the LecStar acquisition (see Note 2) of $738,000 based on estimated future cash flows.

Goodwill - Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs.  If a triggering event occurs, the undiscounted net cash flows of the asset or entity to which the goodwill relates are evaluated.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of the impairment is measured using a discounted-cash-flow model considering future revenues, operating costs, a risk-adjusted discount rate and other factors.

Revenue Recognition – The Company recognizes revenue when pervasive evidence of an arrangement exists; services have been rendered or products have been delivered; the price to the buyer is fixed and determinable; and collectibility is reasonably assured.  Revenues are recognized by the Company based on the various types of transactions generating the revenue.  For software sales, the Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” and related interpretations.  The Company generates revenues from licensing the rights to its software products to end users and from royalties.  For telecommunications services, revenue is recognized in the period that the service is provided.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For The Fonix Speech Group, revenue of all types is recognized when acceptance of functionality, rights of return, and price protection are confirmed or can be reasonably estimated, as appropriate. Revenues from development and consulting services are recognized on a completed-contract basis when the services are completed and accepted by the customer.  The completed-contract method is used because the Company’s contracts are typically either short-term in duration or the Company is unable to make reasonably dependable estimates of the costs of the contracts.  Revenue for hardware units delivered is recognized when delivery is verified and collection assured.

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

For Fonix Telecom, Inc., the Company’s telecommunications revenue is comprised of two main components: (1) fees paid by business and residential subscribers of voice and data services and (2) carrier access fees.  Subscriber revenues include monthly recurring charges, usage charges and non-recurring charges.  Monthly recurring charges are flat monthly fees for local phone and data services.  Usage charges, which primarily include long distance fees, are generally billed on a per-minute or per-call basis.  Non-recurring charges are generally one-time charges for installation or changes to the subscriber’s service.  Carrier access fees are paid to the Company by other telecommunications carriers as compensation for originating and terminating the carriers’ long distance traffic.

Deferred revenue as of December 31, 2004, consisted of the following:

Description	Criteria for Recognition	Amount
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 458,000
Telecom deferred revenue	Service provided for customer	526,000
Total deferred revenue		$ 984,000

Cost of Revenues - Cost of revenues from telecommunications services consists mainly of billings from the incumbent local exchange carriers (“ ILECs”) for access to the ILEC’s network.  Cost of revenues from license, royalties, and maintenance consists of costs to distribute the product, installation and support personnel compensation, amortization and impairment of capitalized speech software costs, licensed technology, and other related costs.  Cost of service revenues consists of personnel compensation and other related costs.

Software Technology Development and Production Costs - All costs incurred to establish the technological feasibility of speech software technology to be sold, leased, or otherwise marketed are charged to product development and research expense. Technological feasibility is established when a product design and a working model of the software product have been completed and confirmed by testing.  Costs to produce or purchase

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

software technology incurred subsequent to establishing technological feasibility are capitalized.  Capitalization of software costs ceases when the product is available for general release to customers.  Costs to perform consulting or development services are charged to cost of revenues in the period in which the corresponding revenues are recognized.  Costs of maintenance and customer support are charged to expense when related revenue is recognized or when these costs are incurred, whichever occurs first.

Capitalized software technology costs were amortized on a product-by-product basis.  Amortization was recognized from the date the product was available for general release to customers as the greater of (a) the ratio that current gross revenue for a product bears to total current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the products.  Amortization was charged to cost of revenues.

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

During 2003, the Company modified its estimate of future cash flows to be provided by its software technology and determined that the carrying amount of the technology was in excess of future cash flows provided by the technology.  Accordingly, the Company recorded a charge of $1,124,000 during the year ended December 31, 2003, to fully impair the carrying value of the speech software technology.

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

At December 31, 2004, the Company has stock-based employee compensation plans, which are described more fully in Note 14. The Company accounts for the plans under the recognition method and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Interpretations. Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock, and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company’s common stock, and is recognized on the date of award or purchase.  These accounting policies resulted in the Company not recognizing any stock-based employee compensation cost during the years ended December 31, 2004, 2003, or 2002. The effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation is as follows:

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$ (15,148,000)	$ (13,543,000)	$ (19,898,000)
Add back: Total stock-based employee compensation	-	-	-
Deduct: Total stock-based employee compensation
determined under fair value based method for all awards	(67,000)	(165,000)	(477,000)
Pro forma net loss	$ (15,215,000)	$ (13,708,000)	$ (20,375,000)
Basic and diluted net loss per common share:
As reported	$ (0.21)	$ (0.50)	$ (1.73)
Pro forma	(0.21)	(0.51)	(1.78)

Advertising Costs - Advertising costs are expensed when incurred.  Total advertising expense was $121,000, $111,000, and $116,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. At December 31, 2004, 2003, and 2002,  there were outstanding common stock equivalents to purchase or receive 22,708,797, 11,849,261 and 1,754,492 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended December 31, 2004, 2003, and 2002:

	Years Ended December 31,
	2004		2003		2002
		Per		Per		Per
		Share		Share		Share
	Amount	Amount	Amount	Amount	Amount	Amount
Net loss	$ (15,148,000)		$ (13,543,000)		$ (19,898,000)
Preferred stock dividends	(3,927,000)		-		-
Net loss attributable to common stockholders	$ (19,075,000)	$ (0.21)	$ (13,543,000)	$ (0.50)	$ (19,898,000)	$ (1.73)
Weighted-average common shares outstanding	89,795,728		26,894,005		11,471,564

Imputed Interest Expense and Income - Interest is imputed on long-term debt obligations and notes receivable where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics (see Notes 2, 5 and 7).

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Recently Enacted Accounting Standards - In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees.  However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after June 15, 2005, and plans to adopt it using the modified-prospective method, effective July 1, 2005.  The Company is currently evaluating the impact SFAS No. 123(R) will have on it and, based on its preliminarily analysis, expects that the adoption will not have a material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29.” This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement will be effective in January 2006. The Company does not expect that the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

NOTE 2.  ACQUISITIONS

LecStar Acquisition - On February 24, 2004, Fonix acquired all of the capital stock of LTEL Holdings Corporation (“LTEL”) and its wholly-owned subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc. (collectively “LecStar”). The results of LecStar's operations are included in the consolidated financial statements from February 24, 2004.  Fonix acquired LecStar to provide Fonix with a recurring revenue stream, a growing customer base, new marketing channels for its Core Technologies and Products, and to reduce the cost of capital.

In accordance with FAS No. 141, “Business Combinations,” the aggregate purchase price was $12,800,000 and consisted of the issuance of 7,036,802 shares of Class A common stock valued at $4,176,000 or $0.59 per share, 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock (the “Series H Preferred Stock”) with a stated value of $10,000 per share valued at $4,000,000, and a 5% $10,000,000 secured, six-year promissory note (the “Note”) valued at $4,624,000. The number of shares of Class A common stock issued under the terms of the purchase agreement was determined by dividing $3,000,000 by 90 percent of the average closing bid price of Fonix’s common stock for the first 30 of the 33 consecutive trading days immediately preceding the date certain regulatory approvals were deemed effective.  Under the terms of the acquisition agreement, the number of Class A common shares was determinable on February 19, 2004.  Accordingly, the value of the shares of Class A common stock was established, in accordance with SFAS No. 141, as the average market price of the Fonix common stock over the three-day period through February 19, 2004. The values of the Series H Preferred Stock and the Note were determined based on the estimated risk-adjusted cost of capital to Fonix at the date of the acquisition.  The fair value of the Series H Preferred Stock was based on an imputed yield rate of 25 percent per annum and the discount on the Note of $5,376,000 was based on an imputed interest rate of 25 percent per annum.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

The following pro forma information is presented to reflect the operations of the Company and LecStar on a combined basis as if the acquisition of LecStar had been completed as of the beginning of the years ended December 31, 2004 and 2003, respectively:

Years Ended December 31,
	2004	2003
Revenues	$ 18,006,000	$ 18,243,000
Net loss	$ (16,648,000)	$ (22,323,000)
Basic and diluted net loss per common share	$ (0.18)	$ (0.70)

Empire One Telecommunications, Inc Acquisition - On November 19, 2004, the Company signed a Merger Agreement (the “Agreement”) that set forth the principal terms on which Fonix would acquire Empire One Telecommunications, Inc., a Delaware corporation (“EOT”), a Brooklyn, New York based CLEC.  EOT is a regional provider of communications services, including wireline voice, data, long distance and Internet services, to business and residential customers in 16 states and the District of Columbia.  The closing of the EOT transaction (as anticipated by the Agreement) is subject to several conditions including, among others, the completion of necessary regulatory approvals.

There can be no assurance that Fonix will complete this acquisition.

NOTE 3.  CONVERTIBLE NOTES RECEIVABLE

On December 1, 2001, the Company, as the lender, established a revolving line of credit and received a convertible promissory note from Unveil Technologies, Inc. (“Unveil”), that permitted Unveil to draw up to $2,000,000 for operations and other purposes.  Unveil is a developer of natural language understanding solutions for customer

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

During the first quarter of 2003, the Company entered into an agreement to terminate the revolving line of credit and satisfy the convertible promissory note with Unveil.  In full settlement of the balance of $1,450,000 due under the note, the Company received a payment of $410,000 and 1,863,636 shares of Unveil’s Series A Preferred Stock (the “Unveil Preferred Stock”).  Accordingly, the Company adjusted the estimated impairment, recorded in the third quarter of 2002, such that the carrying amount of the note receivable was equal to the amount received in January 2003.   The Company did not allocate value to the Unveil Preferred Stock due to Unveil’s overall financial condition.  As of December 31, 2004, the Company had still not assigned any value to the Unveil Preferred Stock.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Computer equipment	3 to 5 years
Furniture and fixtures	5 years

Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.  Gains or losses on sales or retirements are included in the consolidated statements of operations in the year of disposition. Depreciation expense was $338,000, $321,000 and $347,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Property and equipment consisted of the following at December 31, 2004 and 2003:

	2004	2003
Computer equipment	$ 1,539,000	$ 1,170,000
Furniture and fixtures	162,000	131,000
	1,701,000	1,301,000
Less accumulated depreciation and amortization	(1,465,000)	(1,176,000)
Net Property and Equipment	$ 236,000	$ 125,000

NOTE 5. INVESTMENT IN AFFILIATE

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

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Management determined that a 12 percent annual interest rate better reflected the risk characteristics of the Audium Note.  Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $303,000.  For the years ended December 31, 2004, 2003 and 2002, the Company recorded interest income of $0, $44,000 and $40,000, respectively, including contractual and imputed interest.

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

Audium has incurred losses since the Company acquired the Audium Preferred Stock and as such, Audium does not have the ability to declare or pay preferred dividends on the Preferred Stock.  The Company recognized losses for the years ended December 31, 2003 and 2002 as follows:

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

	Year Ended December 31, 2003	Year Ended December 31, 2002
Company share of Audium net loss	$ 193,000	$ 290,000
Amortization of difference between purchase price of Audium Preferred Stock and Company’s share of Audium’s net stockholders’ deficit	167,000	167,000
Total equity in loss of affiliate	$ 360,000	$ 457,000

A summary of the results of Audium’s operations for the years ended December 31, 2003 and 2002, and net assets as of December 31, 2003 and 2002 is as follows:

	2003	2002
Net sales	$637,000	$475,000
Loss from operations	(1,244,000)	(1,129,000)
Non-operating income	524,000	–
Net loss	(720,000)	(1,084,000)

Current assets	$241,000	$1,501,000
Total assets	1,163,000	2,817,000
Current liabilities	1,569,000	1,664,000
Total liabilities	1,619,000	2,064,000
Net assets	$(456,000)	$752,000

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

Note Payable to Affiliate - The Fonix Note was payable in 13 monthly installments of $200,000 beginning on June 1, 2001, and bore no interest unless an event of default occurred, in which case it would have borne interest at 12 percent per annum. No events of default occurred and the note was fully satisfied.  The Fonix Note was secured by shares of Audium Preferred Stock as described above.

Management determined that a 12 percent annual interest rate reflected the risk characteristics of the Fonix Note.  Accordingly, interest was imputed at 12 percent and the Company recorded a present value of $2,370,000 for the note payable.  For the year ended December 31, 2002, the Company recorded interest expense of $95,000 related to this note.  Through December 31, 2002, payments amounting to $1,800,000 had been made under the Fonix note.

Sale of Investment in Audium - On December 31, 2003, the Company entered into an agreement with Audium with respect to the Audium Note, the Fonix Note, and the Audium Preferred Stock.  Under the agreement, Fonix agreed that the balance owing under the Audium Note would be offset against the balance owing under the Fonix Note, and

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

accordingly, the Audium Note was deemed to be paid in full.  Fonix further agreed to transfer to Audium all of its right, title, and interest in the Audium Preferred Stock in exchange for (a) Audium’s deeming the Fonix Note to be paid in full; (b) Audium’s granting to the Company a fully paid, worldwide, non-exclusive license to Audium’s software to make, sell, offer for sale, and use the software and any derivative software (the specific terms of which are being finalized), to be used if Audium declares bankruptcy, defaults under the agreement, or ceases to do business for a period of 60 days; and (c) Audium’s granting to Fonix a $1,800,000 prepaid license agreement to be applied to Audium’s run-time licenses.  The prepaid license has a four-year life and allows the Company to utilize run-time licenses from Audium in the Company’s products.  As the $1,800,000 prepaid license represents the amount of the investment the Company has made into Audium and that investment was reduced due to recognition of Fonix’s portion of Audium’s loss under the equity method of accounting for investments and through impairment charges during 2002, the Company did not value the prepaid license at December 31, 2003.  The Company intends to utilize the licenses by offsetting the cost of run time licenses against the prepaid license.  These transactions resulted in the Company recognizing a gain from the sale of Audium of $53,000 during December 2003, which gain is included in “other income (expense)” in the accompanying consolidated statements of operations.

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill relates solely to our speech-enabling business segment.  The carrying value of goodwill is assessed for impairment quarterly.  That assessment resulted in no impairment and the carrying value of goodwill remained unchanged at $2,631,000 for the year ended December 31, 2004.

Intangible Assets - The components of other intangible assets at December 31, 2004, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Impairment of Intangibles	Net Carrying Amount
Customer base – business	$ 8,139,000	$ (2,055,000)	$ --	$ 6,084,000
Customer base – residential	6,291,000	(2,279,000)	--	4,012,000
Contracts and agreements	2,960,000	(1,119,000)	(738,000)	1,103,000
Total Amortizing Intangible Assets	17,390,000	(5,453,000)	(738,000)	11,199,000
Indefinite-lived Intangible Assets:
Brand name	1,110,000	--	--	1,110,000

Total Intangible Assets	$ 18,500,000	$ (5,453,000)	$ (738,000)	$ 12,309,000

Customer base amortization was $4,334,000 for the year ended December 31, 2004, and amortization related to contracts and agreements was $1,119,000 for the same period.  All amortization expense is charged to selling, general and administrative expense.  During 2004, the Company recognized an impairment loss on the contracts and agreements intangible asset acquired in connection with the LecStar acquisition of $738,000 based on estimated future cash flows.

Estimated aggregate amortization expense for the succeeding three years ending December 31, is as follows:

2005

$  6,305,000

2006

3,743,000

2007

1,151,000

Speech software technology amortization expense was $0, $52,000 and $104,000, during the years ended December 31, 2004, 2003 and, 2002, and was charged to cost of revenues. The costs of patents include direct costs incurred by the Company in applying for patents covering its internally developed speech software technologies.

During 2003, the Company modified its estimate of future cash flows to be provided by its speech-enabling intangible assets and determined that the carrying amount of intangibles was in excess of future cash flows provided

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

by the intangibles.  Accordingly, the Company recorded a charge of $1,124,000 during the year ended December 31, 2003, to fully impair the carrying value of the intangible assets. Of the impairment recognized, $822,000 related to speech software technology and was charged to cost of revenue, and $302,000 related to customer relationships and was charged to operating expenses.

Intangible assets not subject to amortization as of December 31, 2004 consisted of the brand name acquired in the LecStar acquisition with a net carrying value of $1,110,000 and goodwill relating entirely to the Company’s speech-enabling reporting unit with a net carrying value of $2,631,000.

During 2002, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess the Company’s goodwill for impairment.  The resulting appraisal indicated no impairment and goodwill was not considered impaired.  The Company performed an internal valuation of goodwill at December 31, 2004, based on the same factors used by Houlihan, and determined that the carrying value of goodwill was not impaired.  However, should the Company’s marketing and sales plans not materialize in the near term, the realization of the Company’s goodwill could be severely and negatively impacted.

NOTE 7.  PROMISSORY NOTE

On December 14, 2001, the Company entered into an Asset Purchase Agreement with Force Computers, Inc. (“Force”). As part of the consideration for the purchase price, Fonix issued a non-interest bearing promissory note on December 14, 2001, in the amount of $1,280,000.  Installment payments under the note were due over the 12-month period following the date of purchase.  Management determined that a seven percent annual interest rate reflects the risk characteristics of this promissory note.  Accordingly, interest was imputed at seven percent and the Company recorded a discount of $40,000 for the note payable.  The Company recorded interest expense of $36,000 for the year ended December 31, 2002.

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

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 8.  NOTES PAYABLE

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

During the first quarter of 2003, the Company entered into a promissory note with an unrelated third party converting accounts payable for outstanding lease payments (see Note 15) of $114,000 to a note payable.  This note accrued interest at 10% annually and required monthly minimum payments of the greater of $3,000 or 2% of aggregate proceeds from the Company’s Third Equity Line of Credit and subsequent equity lines of credit until the note was been fully paid.  Under the loan agreement, the Company could not sell or transfer assets outside of the ordinary course of business, or enter a transaction resulting in a change of control, without written permission from the creditor.  The note was paid in full during the year ended December 31, 2004.

In connection with the acquisition of the capital stock of LTEL in 2004, the Company issued a 5%, $10,000,000, secured, six-year note payable to McCormack Avenue, Ltd.  Under the terms of the note payable, quarterly interest- only payments were required through January 15, 2005, with quarterly principal and interest payments beginning April 2005 and continuing through January 2010.  Interest on the promissory note is payable in cash or, at the Company’s option, in shares of the Company’s Class A common stock.  The note is secured by the capital stock and all of the assets of LTEL and its subsidiaries.  The note was valued at $4,624,000 based on an imputed interest rate of 25 percent per annum.  The note has a mandatory prepayment clause wherein the Company is required to make prepayments in any given month where the Company receives net proceeds in excess of $900,000 from the Fifth Equity Line (or replacements thereof with the Equity Line Investor).  The required prepayment is calculated by multiplying the net proceeds received over $900,000 by 33%.  For the year ended December 31, 2004, the Company made mandatory prepayments on the note of $415,000.

During the year ended December 31, 2004, the Company made scheduled interest only payments of $175,000, and issued 833,334 shares of the Company’s Class A common stock in satisfaction of the September 30, 2004, required interest-only payment of $125,000.  The Company also elected to make the December 31, 2004, payment in stock and issued 655,162 shares of the Company’s Class A common stock in connection with this payment subsequent to December 31, 2004 in satisfaction of the December 31, 2004 required interest only payment of $124,000.  The discount on the note is based on an imputed interest rate of 25%.  The carrying amount of the note of $4,822,000 at December 31, 2004, was net of unamortized discount of $4,762,000.

On February 24, 2004 when LecStar was acquired, it had an asset securitization facility which provided LecStar with a one time advance of $750,000.  Assets securitized under this facility consist of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana.  LecStar has pledged its interest in the special purpose securitization facility, LecStar Telecom Ventures LLC, a wholly owned subsidiary of LTEL, and customer accounts receivable to the lender.  The Company has recorded the $750,000 as a note payable in its consolidated financial statements.  The note bears an interest rate of 6.5% and is due on February 27, 2007, with 24 equal monthly installments beginning on March 6, 2005.  LecStar currently makes monthly interest only payments on the note.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following schedule summarizes the Company’s current debt obligations and respective balances at December 31, 2004 and 2003:

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Notes Payable	2004	2003

Note payable to a company, interest at 5.00%, interest only through 2004, quarterly installments of $319,000 thereafter, matures January 2010	$ 4,822,000	$ --
Note payable to a company, due in monthly installments of $23,000, interest at 6.5%, matures on January 2008, collateralized by trade accounts receivable	750,000	--
Note payable to related parties, interest at 12%, matures June 2005.	435,000	389,000
Note payable to a company, interest at 10%	--	70,000
Note payable related parties, interest at 5%, matures December 2005.	78,000	78,000
Total notes payable Less current maturities	6,085,000 (727,000)	537,000 (497,000)
Long-Term Note Payable	$ 5,358,000	$ 40,000

The following table shows the schedule of principal payments under notes payable and related party notes payable as of December 31, 2004:

Year ending December 31,	Payments
2005	$ 727,000
2006	286,000
2007	335,000
2008	109,000
2009	114,000
Thereafter	4,514,000
$ 6,085,000

NOTE 9.  RELATED-PARTY NOTES PAYABLE

In connection with the acquisition of certain entities in 1998, the Company issued unsecured demand notes payable to former stockholders of the acquired entities in the aggregate amount of $1,710,000.  Of the notes payable, $78,000 remain unpaid as of December 31, 2004.  During 2000, the holders of these notes made demand for payment and the Company commenced negotiating with the holders of these notes to reduce the outstanding balance.  No additional demands have been made and no payments have been made by the Company to the holders of these notes.

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

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003.  The Company and the Lenders agreed to postpone the maturity date on several occasions.  The note is presently due June 30, 2005.  All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company at any time.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, the Company made a principal payment of $26,000 against the outstanding balance of the promissory note.  During 2004, the Company entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between the Company and the note holders.  The Company classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004.  The Company made principal payments against the note of $253,000 during the year ended December 31, 2004.  The remaining balance due at December 31, 2004 was $436,000.

The aggregate advances of $436,000 are secured by the Company’s intellectual property rights.  As of December 31, 2004, the Lenders had not converted any of the outstanding balance or interest into common stock.

NOTE 10.  SERIES D CONVERTIBLE DEBENTURES

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

In connection with the issuance of the Debentures, the Company issued, as collateral to secure its performance under the Debenture, 2,083,333 shares of Class A common stock (the “Collateral Shares”), which were placed into an escrow pursuant to an escrow agreement.  Under the escrow agreement, the Collateral Shares would not be released to Breckenridge unless the Company was delinquent with respect to payments under the Debenture.

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

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

In March 2004, the Company discovered that during 2003 an aggregate of 2,277,778 shares of Class A common stock (the “Unauthorized Shares”) were improperly transferred to the Debenture holder as a result of (i) the unauthorized release from escrow of the Collateral Shares (net of the Released Shares), and (ii) the transfer to the Debenture holder of a duplicate certificate for 194,445 shares where the original certificate was not returned to the transfer agent for cancellation.  The Unauthorized Shares were, therefore, in excess of the shares the Debenture holder was entitled to receive.  No consideration was paid to or received by the Company for the Unauthorized Shares during 2003; therefore, the Company did not recognize the Unauthorized Shares as being validly issued during 2003 nor subsequently.  Accordingly, the Company does not deem the Unauthorized Shares to be validly outstanding and the transfer of the Unauthorized Shares to the Debenture holder has not been recognized in the accompanying consolidated financial statements (see Note 19).

Upon discovering in March 2004 that the Unauthorized Shares had been improperly transferred to the Debenture holder, the Company attempted to settle the matter with the Debenture holder but was unable to reach a settlement.  Accordingly, on May 3, 2004, the Company filed a lawsuit against the Debenture holder, alleging the improper transfer to and subsequent sale of the Unauthorized Shares by the Debenture holder.  The lawsuit was subsequently dismissed without prejudice and refilled on October 12, 2004.  The complaint seeks (i) a declaratory judgment that the Company may set off the fair value of the Unauthorized Shares against the value the Company owes to the Debenture holder in connection with the Series I Preferred Stock transaction (see Note 11), (ii) judgment against the Debenture holder for the fair value of the Unauthorized Shares, and (iii) punitive damages from the Debenture holder for improper conversion of the Unauthorized Shares.

NOTE 11. PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock - At December 31, 2004, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

Series H Preferred Stock - As further described in Note 2, the Company issued 2,000 shares of 5% Series H nonvoting, nonconvertible Preferred Stock during the year ended December 31, 2004.

Dividends on the stated value of the outstanding Series H Preferred Stock are payable at the rate of 5% per annum as and when declared by the Board of Directors. The annual dividend requirement is $1,000,000. If dividends are declared on Fonix's common stock, as a condition of that dividend, Fonix is required to pay three percent of the aggregate amount of such dividend to the Series H Preferred Stock. Dividends on the Series H Preferred Stock and interest on the McCormack Note are payable in cash or, at the option of Fonix, in shares of Class A common stock. The Note is secured by the assets and capital stock of the Company's subsidiary, LTEL Acquisition Corp., and the capital stock of LTEL and LecStar.

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

Under the terms of the Series H Preferred Stock, the consent of the holders of 66% of the outstanding Series H Preferred Stock is required to:

▪

issue securities with any rights senior to or on parity with the Series H Preferred Stock;

▪

sell substantially all of Fonix's assets, grant any exclusive rights or license to Fonix's products or intangible assets (except in the ordinary course of business), or merge with or consolidate into any other entity in a transaction or series of related transactions, except during periods after the stated value of the outstanding Series H Preferred Stock is less than $5,000,000;

▪

redeem any outstanding equity securities, except for previously issued options, warrants, or preferred stock, except during periods after the stated value of the outstanding Series H Preferred Stock outstanding is less than $5,000,000; or

▪

make any changes in the rights, preferences, or privileges of the Series H Preferred Stock or amend the certificate of incorporation or bylaws.

Series I Convertible Preferred Stock - On October 24, 2003, the Company entered into a private placement of shares of its Class A common stock with The Breckenridge Fund, LLC, a New York limited liability company (“Breckenridge”).  Under the terms of the private placement, the Company agreed to sell 1,043,478 shares of our Class A common stock for $240,000 (the “Private Placement Funds”).

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Following negotiations with Breckenridge, on January 29, 2004, the Company issued to Breckenridge 3,250 shares of 8% Series I Convertible Preferred Stock (the “Preferred Stock”), for an aggregate purchase price of $3,250,000, including the Private Placement Funds which the Company had already received.  The Preferred Stock was sold under a purchase agreement (the “Purchase Agreement”) dated as of December 31, 2003. The Preferred Stock has a stated value of $1,000 per share.

In connection with the offering of the Preferred Stock, the Company also issued to Breckenridge warrants to purchase up to 965,839 shares of the Company’s Class A common stock at $0.50 per share through December 31, 2008, and issued 2,414,596 shares of our Class A common stock.

The Preferred Stock entitles Breckenridge to receive dividends in an amount equal to 8% of the then-outstanding shares of Preferred Stock.  The dividends are payable in cash or shares of our Class A common stock, at the Company’s option.  Aggregate annual dividend requirements as of December 31, 2004 for the Series I Preferred Stock are $180,000.  As of December 31, 2004, the balance of accrued dividends for Series I Preferred Stock was $257,000.

The Preferred Stock is convertible into shares of our Class A common stock as follows:

▪

The conversion of the first $250,000 of the Preferred Stock shall be as follows: (i) for conversion occurring prior to the date on which the SEC declares a registration statement effective (the “Effective Registration Date”) and through the tenth business day following the Effective Registration Date, the conversion price shall be the lower of $0.23 per share or 87.5% of the average of the two lowest closing bid prices over the twenty trading days prior to the conversion date; and (ii) for conversion occurring on or after the eleventh business day following the Effective Registration Date, the conversion price shall be $0.23 per share.

▪

The remaining $3,000,000 of the Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price which shall be the lower of (1) $0.75 per share or (2) 87.5% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date.

Under the terms of the purchase agreement, the Company agreed to establish an escrow account (the “Escrow Account”), into which it deposits funds which can be used for the Company’s optional redemption of the Preferred Stock, or which may be used by Breckenridge to require the Company to redeem the Preferred Stock if the Company has defaulted under the purchase agreement.  The Company is required to deposit into the Escrow Account 25% of any amount it receives in excess of $1,000,000, calculated per put, under the terms of the Fifth Equity Line of Credit, or other similar equity line of financing arrangement.   As of December 31, 2004, the Company had deposited $395,000 into the escrow account in full compliance with the requirement.  The escrow deposit is reflected as a long-term asset in the accompanying financial statements.

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

The Company has granted Breckenridge a first lien position on the Company’s intellectual property assets as security under the Purchase Agreement. Breckenridge has agreed to release such lien upon the registration of the Company’s Class A common stock becoming effective, which has occurred, and the Company depositing $2,000,000 in the Escrow Account.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Redemption of the Preferred Stock, whether at our option or that of Breckenridge, requires the Company to pay, as a redemption price, the stated value of the outstanding shares of Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied (i) 120% for any redemption occurring between the 151st day and the second anniversary of the closing date of the issuance or (ii) 130% for any payment of the redemption price occurring on or after the second anniversary of the closing date of the issuance.

The Company allocated the proceeds from the issuance of the Series I Preferred Stock, warrants, additional shares and fee shares as follows: $262,000 was allocated to the warrants, $730,000 was allocated to the common shares, $429,000 to the Series I Preferred Stock, and $1,830,000 to a beneficial conversion option.  The amounts allocated to the warrants, common shares and the beneficial conversion option resulted in a discount on the Series I Preferred Stock that was fully amortized at the date of issuance, resulting in the recognition of a dividend on the Series I Preferred Stock of $2,821,000 on January 29, 2004.  The Series I Preferred Stock was recorded as an item of stockholders’ deficit with $2,821,000 recognized as a dividend distribution related to the beneficial conversion and $429,000 as the value of the Series I Preferred Stock.

For the year ended December 31, 2004, the Company issued 8,435,869 shares of the Company’s Class A common stock in response to conversion requests for 1,000 shares of Series I Preferred Stock.  As of December 31, 2004, there were 2,250 shares of Series I Preferred Stock outstanding.

NOTE 12.  EQUITY LINES OF CREDIT

Initial and Second Equity Line of Credit  - In 2001 and 2002, the Company entered into private equity line agreements (the “Equity Lines”) with a private investor the Equity Line Investor.  Under the Equity Lines, the Company had the right to draw up to $40,000,000 from the Equity Line Investor through a mechanism of draws and puts of stock.  The Company was entitled to draw funds and to “put” to the Equity Line Investor shares of Class A common stock in lieu of repayment of the draw.

For the year ended December 31, 2002, the Company received $9,358,000 in funds drawn under the Equity Lines, less commissions and fees of $276,000, and issued 3,356,998 shares of Class A common stock to the Equity Line investor.

Third Equity Line of Credit - In June 2002, the Company entered into a third equity line agreement (the “Third Equity Line”) with the Equity Line Investor.  Under the Third Equity Line, the Company had the right to draw up to $20,000,000 under terms substantially identical to the initial Equity Lines.

For the year ended December 31, 2003, the Company received $2,625,000 in funds drawn under the Third Equity Line, less commissions and fees of $62,000, and issued 5,000,000 shares of Class A common stock to the Equity Line Investor.

Fifth Equity Line of Credit - The Company entered, as of July 1, 2003, into a fifth private equity line agreement (the “Fifth Equity Line Agreement”) with the Equity Line Investor.  Under the Fifth Equity Line Agreement, the Company had the right to draw up to $20,000,000 against an equity line of credit (“the Fifth Equity Line”) from the Equity Line Investor.  The Company was entitled under the Fifth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of the Company’s Class A common stock in lieu of repayment of the draw.  The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of the Company’s Class A common stock over the ten trading days after the put notice is tendered.  The Equity Line Investor is required under the Fifth Equity Line Agreement to tender the funds requested by the Company within two trading days after the ten-trading-day period used to determine the market price.

For the year ended December 31, 2003, the Company received $7,122,000 in funds and a subscription receivable of $245,000 drawn under the Fifth Equity Line, less commissions and fees of $291,000, and issued 25,494,145 shares of Class A common stock to the Equity Line Investor.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

For the year ended December 31, 2004 the Company received $12,618,000 in funds drawn under the Fifth Equity Line, less commissions and fees of $413,000, and issued 54,768,198 shares of Class A common stock to the Equity Line Investor.

Sixth Equity Line of Credit – On November 15, 2004, the Company entered into a sixth private equity line agreement (the “Sixth Equity Line Agreement”) with the Equity Line Investor, on terms substantially similar to those of the previous equity lines.  Under the Sixth Equity Line Agreement, the Company has the right to draw up to $20,000,000 against an equity line of credit (“the Sixth Equity Line”) from the Equity Line Investor.  The Company is entitled under the Sixth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of the Company’s Class A common stock in lieu of repayment of the draw.  The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of the Company’s Class A common stock over the ten trading days after the put notice is tendered.  The Equity Line Investor is required under the Sixth Equity Line Agreement to tender the funds requested by the Company within two trading days after the ten-trading-day period used to determine the market price.

In connection with the Sixth Equity Line Agreement, the Company granted registration rights to the Equity Line Investor and filed a registration statement on Form S-2, which covered the resales of the shares to be issued under the Sixth Equity Line.  The Company is obligated to maintain the effectiveness of the registration statement.

The Company did not draw any funds during 2004 under the Sixth Equity Line.  The Fifth Equity Line was the only active equity line as of December 31, 2004.

NOTE 13.  COMMON STOCK AND COMMON STOCK SUBJECT TO REDEMPTION

Reverse Stock Split - On March 24, 2003, the Company’s shareholders approved a one-for-forty reverse stock split to its outstanding Class A common stock and common stock options and warrants.  The number of shares of Class A common stock and common stock options and warrants n the accompanying consolidated financial statements have been restated for the effects of the stock split for all periods presented.

Common Stock - On July 12, 2002, shareholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized common stock of the Company from 500,000,000 shares to 800,000,000 shares.  The Company can issue these shares as either Class A voting Common Stock or Class B non-voting Common Stock.

During 2004, the Company issued 76,870,383 shares of Class A common stock.  Of such shares, 54,768,198 were issued upon conversion of draws on the equity lines, 10,850,465 were issued in connection with the Series I Preferred Stock (see Note 11), 7,036,802 were issued in connection with the LecStar acquisition (see Note 2), 1,713,423 were issued as payment for services rendered, 1,666,667 were issued in payment of dividends on Series H Preferred Stock, 833,334 were issued as payment of interest on long-term debt and 1,494 were issued due to converting fractional shares in connection with the Company’s reverse stock split.

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

NOTE 14. STOCK OPTIONS AND WARRANTS

Common Stock Options - In 1998, the Company’s board of directors and shareholders approved the 1998 Stock Option and Incentive Plan (“the “1998 Plan”) for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance was 250,000. The Company

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

subsequently determined that it had issued 253,581 options in excess of the aggregate number authorized under the plan.   In 2004, the Company’s board of directors approved an increase in the number of shares under the Plan from 250,000 to 550,000 to cover the additional options issued.  In November 2004, the Board of Directors again amended the 1998 Plan to increase the aggregate number of shares under the 1998 Plan from 550,000 to 20,000,000.  The purpose of this amendment is to cover any additional issuances of shares made in excess of the number authorized under the 1998 Plan and to enable the Company to issue additional incentive stock options to key employees and non-qualified stock options, stock appreciation rights, cash and stock bonuses and other incentive grants to directors, employees and certain non-employees who have important relationships with the Company or its subsidiaries.  At a meeting of shareholders held on December 30, 2004, the amendments to the 1998 Plan were approved.  As of December 31, 2004, there were 19,341,512 shares available for grant under this plan.

In 1997, the Company’s board of directors approved the 1997 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance is 187,500.  As of December 31, 2004, there were 97,442 shares available for grant under this plan.

In 1996, the Company’s board of directors and shareholders approved the 1996 Directors’ Stock Option Plan, under which the aggregate number of shares of Class A common stock authorized for issuance is 135,000.  The plan provides that each director shall receive options to purchase 5,000 shares of Class A common stock for services rendered as a director during each entire calendar year or portion of a calendar year in excess of six months. The exercise price of such options is the closing market price of the Class A common stock on the date the options are granted.  The option term is 10 years from date of grant.  As of December 31, 2004, shares available for grant under this plan were 65,000.

In 1996, the Company’s board of directors approved a Long-Term Stock Investment and Incentive Plan for officers, key employees and other persons acting on behalf of the Company under which the aggregate number of shares authorized for issuance is 22,500.  The exercise price of these options is the closing market price of the Class A common stock on the date the options are granted.  The term of the plan is 10 years and options are subject to a three-year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised each year.  As of December 31, 2004, shares available for grant under this plan were 22,125.

In 2002, options to purchase 25,000 shares of Class A common stock were issued to directors who were also executive officers of the Company for compensation and other services rendered to the Company.

A summary of options granted under the Company’s various stock option plans for the years ended December 31, 2004, 2003 and 2002 is presented below:

	2004		2003		2002
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of the year	808,901	$ 47.41	634,652	$ 65.60	601,970	$ 73.60
Granted	110,600	0.33	261,125	0.22	157,225	3.20
Exercised	-	-	-	-	-	-
Forfeited or canceled	(100,581)	37.44	(86,876)	37.27	(124,543)	27.20
Outstanding at end of the year	818,920	42.24	808,901	47.41	634,652	65.60
Exercisable at the end of the year	552,204	$ 62.09	461,850	$ 81.73	443,183	$ 90.80

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

A summary of options outstanding and options exercisable under the Company’s various stock option plans at December 31, 2003 is presented below:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.21 – 2.00	346,017	8.5 years	$ 0.33	107,083	$ 0.55
3.60 - 4.00	74,841	7.1 years	3.62	51,643	3.62
5.60 - 8.40	88,917	6.9 years	5.91	88,500	5.91
11.20 - 43.60	147,400	5.3 years	28.34	143,233	28.00
47.20 - 340.00	161,745	2.6 years	182.42	161,745	182.42
$ 0.21 - 340.00	818,920	6.5 years	42.24	552,204	62.09

The weighted average fair value of options granted during the years ended December 31, 2004, 2003, and 2002 were $0.30, $0.19 and $3.20 per share, respectively.

The fair value of options and warrants is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during 2004, 2003, and 2002:

	2004	2003	2002
Risk-free interest rate	4.02%	3.39%	4.99%
Expected dividend yield	0.0%	0.0%	0.0%
Expected exercise lives	5 years	5 years	5 years
Expected volatility	144%	134%	137%

The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change the estimated fair value amounts could be significantly different.

Subsequent to December 31, 2004, the Company entered into an option exchange program with certain of its option holders (see Note 23).

Warrants - A summary of warrants granted by the Company during the years ended December 31, 2004, 2003, and 2002 is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	46,250	$ 23.51	51,250	$ 25.60	71,875	$ 90.00
Granted	965,389 965,389	0.50	—	—	—	—
Forfeited	(31,250)	15.60	(5,000)	45.00	(20,625)	249.60
Outstanding at end of the year	980,389	1.10	46,250	23.51	51,250	25.60
Exercisable at end of the year	980,389	1.10	46,250	23.51	51,250	25.60

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 15.  RELATED-PARTY TRANSACTIONS

SCC Asset Management, Inc. - SCC Asset Management, Inc. (“SCC”), formerly Studdert Companies Corp., is a Utah corporation that previously provided investment and management services to the Company.  Two of the officers, directors and owners of SCC are directors and executive officers of the Company.  A third officer, director and owner of SCC is a former director and executive officer of the Company.  The Company rented office space under subleased office space from SCC.  Payments under the leases were guaranteed by three officers, owners and directors of SCC noted above.  The sublease required monthly payments of $10,000.   Expenses relating to the sublease amounted to $137,000 in 2002.  During October 2002, the Company assumed SCC’s lease obligation.  The leases were terminated effective February 2003.  On March 18, 2003, the Company executed a promissory note with Zions Securities, the lessor, in the amount of $114,000 covering outstanding lease payments (see Note 8).

Other Transactions - The secretary of the Company is a partner in a law firm that the Company uses to provide legal services.  During 2004, 2003 and 2002, the Company incurred expenses of approximately $604,000, $538,000 and $756,000, respectively, to the law firm for services provided to the Company.

NOTE 16.  RESEARCH AND PRODUCT DEVELOPMENT

IMC2 - In March 1998, the Company entered into a professional services agreement with IMC2, a research and development entity, to provide assistance to the Company in the continuing development of specific ASR technologies.  The agreement was for an initial term of 36 months and required the Company to make monthly payments of $22,000. In February 2001, the Company and IMC2 agreed to extend the contract on a month-to-month basis.  Under the terms of the agreement, the Company expended $0 in 2004, $220,000 in 2003 and $282,000 in 2002 for research and development efforts provided by IMC2.

NOTE 17.  INCOME TAXES

At December 31, 2004 and 2003, net deferred income tax assets, before considering the valuation allowance, totaled $52,361,000 and $49,445,000, respectively.  The amount and ultimate realization of the benefits from the deferred income tax assets are dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  The net change in the valuation allowance was a decrease of $1,748,000 for 2004, and an increase of $4,949,000 for 2003 and $6,946,000 for 2002.

At December 31, 2004, the Company has unused federal net operating loss carryforwards available of approximately $123,942,000 and unused state net operating loss carryforwards of approximately $115,222,000 which may be applied against future taxable income, if any, and which expire in various years from 2011 through 2024.  The Internal Revenue Code contains provisions which likely will reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. The Company has not performed an analysis to determine whether any such limitations have occurred.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The temporary differences and carryforwards which give rise to the deferred income tax assets as of December 31, 2004 and 2003 are as follows:

Deferred income tax assets:	2004	2003
Net operating loss carryforwards:
Federal	$ 42,140,000	$ 38,528,000
State	3,802,000	3,452,000
Research expenditures credits	2,438,000	2,414,000
Accrued liabilities	124,000	834,000
Deferred revenues	367,000	201,000
Amortization of intangible assets	3,490,000	4,016,000
Total deferred income tax assets	52,361,000	49,445,000
Valuation allowance	(47,697,000)	(49,445,000)
Deferred income tax liability – intangible telecom assets	(4,664,000)	–
Net deferred income tax assets	$ –	$ –

A reconciliation of income taxes at the federal statutory rate to the Company’s effective rate is as follows:

	Year Ended December 31,
	2004	2003	2002
Federal statutory income tax rate	34.0%	34.0%	34.0%
State and local income tax rate, net of federal benefit	3.3	3.3	3.3
Non-deductible items	(0.5)	(0.5)	(2.5)
Valuation allowance	(37.2)	(37.2)	(34.8)
Effective income tax rate	0.0%	0.0%	0.0%

NOTE 18.  COMMITMENTS AND CONTINGENCIES

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

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

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

Operating Lease Agreements - The Company leases certain facilities and equipment used in its operations.  The amounts of commitments for non-cancelable operating leases in effect at December 31, 2004, were as follows:

Year ending December 31,
2005	$ 518,000
2006	240,000
2007	205,000
2008	75,000
$ 1,038,000

The Company incurred rental expense, net of subleases, of $827,000, $603,000 and $663,000 during 2004, 2003 and 2002, respectively, related to these leases.

Effective May 25, 1999, the Company entered into an agreement to sublease its Cupertino, California facility to an unrelated third party. The agreement required the sublessee to pay $32,000 per month through May 31, 2003.  The lease was not subsequently renewed.

Forgiveness of Trade Payables and Accrued Interest - The Company negotiated reductions in amounts due various trade vendors amounting to $1,661,000 in 2004 and $169,000 in 2003.

NOTE 19. LITIGATION

Grenfell Litigation - Two of the Company’s subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc., (the “Subsidiaries”) are among the defendants who have been sued in the Superior Court of Fulton County, State of Georgia, by James D. Grenfell, the former CFO of LecStar.  The suit was filed in December 2003. The plaintiff in that case alleges that he has an unpaid judgment in the amount of $1,015,000 plus interest against the former parent entities of the Subsidiaries and that the transfer of such stock and business in December 2002 was in violation of the Georgia Fraudulent Transfer statute. The plaintiff sought a preliminary injunction prior to our acquisition of the capital stock of LTEL in February 2004.  The Georgia state trial court denied the plaintiff’s motion for injunctive relief. The Plaintiff did not appeal.  Several of the defendants in the action, including the Subsidiaries, have filed a motion to dismiss the action.  As of March 28, 2005, the trial court had not ruled on that motion.  LecStar Telecom, Inc. has also intervened in the underlying action relating to the judgment and has appealed the Court’s order granting the judgment against the Subsidiaries’ former parents. That appeal is pending before the Georgia Court of Appeals.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

To the extent that we or our subsidiaries are or should become proper parties to this action, and if the appeal and the motion to dismiss are denied, the Company will defend vigorously against these claims.

First Empire Complaint –One of our subsidiaries, LTEL Holding Corporation, is among the defendants who have been sued in the Superior Court of Fulton County, State of Georgia, by First Empire Corporation and Allen B. Thomas, directly and derivatively in his capacity as shareholder of LecStar Corporation.  The lawsuit was filed in July 2004.  The plaintiffs in that case allege that certain of the defendants employed fraudulent and deceptive means to acquire the assets of LecStar Corporation, which included the capital stock of the Subsidiaries, LecStar Telecom, Inc.  and LecStar Datanet, Inc.  The plaintiffs further allege that those defendants subsequently transferred the stock of the subsidiaries to LTEL Holding Ltd., which they claim is also LTEL Holding Corporation, which we acquired through our subsidiary LTEL Acquisition Corporation in February 2004.  The plaintiffs argue that they are entitled to recover the value that we paid for LTEL Holding Corporation under multiple legal theories including breaches of fiduciary duty, negligence, gross negligence, conversion, fraud and violation of the Georgia Securities Act.  Three of the employees of the Subsidiaries have also been named as defendants in the litigation.

We have recently filed an answer in the litigation and are in the process of opposing a motion by the plaintiffs to obtain a default judgment against us.  The plaintiffs claim that they are entitled to a default judgment because we did not timely answer the complaint.  However, the complaint was not properly delivered to us in a timely fashion, which we believe will be an adequate defense to the plaintiffs’ motion to have a default judgment entered against us.

We have not been involved in discovery in this litigation because the litigation is in the early stages.  Nonetheless, we believe that the claims of the plaintiffs are without merit and management intends to vigorously defend against the claims of the plaintiffs.

The principal Series H preferred stockholder has placed 300 shares of Series H Preferred Stock in escrow for a period of 12 months from the date of acquisition as protection with respect to breaches of representations and warranties of the LTEL selling stockholders, including any liability or payment that may arise from the above mentioned legal action.  As a result of the filing of the First Empire Litigation, we have asserted a claim for breach of certain representations and warranties.  To our knowledge, the Escrow Shares have not been released

Breckenridge Lawsuit - On May 3, 2004, the Company filed a lawsuit against The Breckenridge Fund, LLC (“Breckenridge”), alleging the improper transfer to and subsequent sale of shares of our common stock by Breckenridge.  That lawsuit was subsequently dismissed without prejudice and refilled in the Third Judicial District Court of Salt Lake County, Utah, on October 13, 2004 (the “Breckenridge Lawsuit”).  The complaint seeks (i) a declaratory judgment that we may set off the fair value of the Unauthorized Shares against the value we owe to Breckenridge in connection with the Series I Preferred Stock transaction, (ii) judgment against Breckenridge for the fair value of the Unauthorized Shares, and (iii) punitive damages from Breckenridge for improper conversion of the Unauthorized Shares.  We also sought and obtained a temporary restraining order against Breckenridge, prohibiting them from selling any of our common stock, or alternatively requiring Breckenridge to deposit the proceeds of any such sales into an interest bearing account.  Breckenridge removed the case to the United States District Court for the District of Utah, which: (1) found that the state court’s temporary restraining order had expired; and (2) declined to enter its own injunction.   On March 18, 2005, the federal court dismissed the Breckenridge Lawsuit without prejudice, finding that a forum selection clause required the claims to be litigated in New York.  The Company intends to litigate those claims in New York.

First Series I Complaint – On November 10, 2004, Breckenridge tendered to Fonix a conversion notice, converting 16 shares of Series I Preferred Stock into 123,971 shares of common stock.  In light of the temporary restraining order that had been issued by the state court in the Breckenridge Lawsuit, Fonix instructed its transfer agent to include on the share certificate a legend referencing the restraining order and the Breckenridge Lawsuit.   Subsequently, Breckenridge filed a complaint against us (Supreme Court of the State of New York, County of Nassau, Index No. 015822/04) in connection with the Series I Preferred Stock (the “First Series I Complaint”).  In the First Series I Complaint, Breckenridge alleges that it was improper for us to include any legends on the shares issued in connection with conversions of the Series I Preferred Stock other than those agreed to by Breckenridge in the Series I Preferred Stock purchase agreement (the “Series I Agreement”).  Breckenridge also seeks liquidated damages for our failure to issue shares free of the allegedly inappropriate legend.  The Complaint seeks $4,000,000

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

in compensatory damages and $10,000,000 in punitive damages.  The Company has filed a motion to dismiss and intends to vigorously defend itself.

Subsequent to filing the complaint, Breckenridge moved for a temporary restraining order to prevent the Company from issuing shares with any legend other than those agreed upon by Breckenridge in the Series I Agreement.  On November 18, 2004, at a hearing on Breckenridge’s motion, the court entered an order stating that we may not place any legend on shares issued to Breckenridge upon conversion of the Series I Preferred Stock other than those permitted under the Series I Agreement.

The Security Agreement Complaint – On November 23, 2004, Breckenridge filed a complaint against the Company (Supreme Court of the State of New York, County of Nassau, Index No. 015185/04) alleging: (1) Fonix executed a Security Agreement and a Registration Rights Agreement in connection with the Series I Agreement pursuant to which it granted to Breckenridge a security interest in certain collateral, including Fonix’s intellectual property (the “Collateral”); (2) Fonix breached the Registration Rights Agreement and the Security Agreement; and (3) Breckenridge is entitled to damages totaling $585,000 and possession of the Collateral.  The Company has filed a motion to dismiss and intends to vigorously defend itself.

Second Series I Complaint – On March 10, 2005, Breckenridge filed a complaint against the Company (Supreme Court of the State of New York, County of Nassau, Index No. 3457/05) in connection with the Series I Preferred Stock (the “Second Series I Complaint”).  In the Second Series I Complaint, Breckenridge alleges that Fonix improperly failed to honor a conversion notice it tendered to us on February 25, 2005, converting 500 shares of Series I Preferred Stock into 6,180,469 shares of common stock.  Breckenridge sought a temporary restraining order and preliminary injunction requiring Fonix to honor that conversion notice, and all subsequently tendered conversion notices.  On March 14, 2005, the Court entered a temporary restraining order directing us to honor the February 25, 2005, conversion notice, and directed Breckenridge to deposit all proceeds from the sale of the converted shares to be deposited in an interest-bearing escrow account.  Breckenridge’s motion for a preliminary injunction regarding subsequently tendered conversion notices will be heard April 6, 2005.  The Company intends to vigorously defend itself.

NOTE 20.  EMPLOYEE PROFIT SHARING PLAN

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

NOTE 21.  SIGNIFICANT CUSTOMERS

Of the Company’s revenues for 2004, 2003 and 2002, $14,862,000, $2,185,000 and $3,058,000 were from sources in the United States and $40,000, $199,000 and $8,000 were from South Korea.   During 2004, no single customer generated more than 10 percent of the Company’s total revenue. During 2003, two customers accounted for 16.4% and 11.8% of the Company’s total revenues.  During 2002, two customers accounted for 13.3% and 13.2% of the Company’s total revenues.  No other customer accounted for more than 10 percent of the Company’s total revenues for the years presented.

NOTE 22.  BUSINESS SEGMENTS

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

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Telecom - Telecommunications services include wireline voice, data, long distance and Internet services to business and residential customers.

Speech - The Company’s speech-enabling technologies include automated speech recognition and text-to-speech for wireless and mobile devices, computer telephony and server solutions, and personal software for consumer applications.

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

The following presents certain segment information as of and for year ended December 31, 2004:

	Telecom	Speech	Total

Revenues from external customers	$ 13,673,000	$ 1,229,000	$ 14,902,000
Selling, general and administrative	(8,441,000)	(4,915,000)	(13,356,000)
Depreciation and amortization	(5,675,000)	(116,000)	(5,791,000)
Interest expense	(1,142,000)	(1,158,000)	(2,300,000)
Gain on forgiveness of debt	-	518,000	518,000
Segment loss	(8,536,000)	(6,612,000)	(15,148,000)
Segment assets	15,375,000	3,625,000	19,000,000

Fonix Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Expenditures for segment assets	126,000	130,000	256,000

For the years ended December 31, 2003 and 2002, the Company had only the speech operating segment.

NOTE 23.  SUBSEQUENT EVENTS

Subsequent to December 31, 2004, the Company issued 5,480,405 shares of its Class A common stock related to the final put under the Fifth Equity Line for which the proceeds were received in 2004.

Subsequent to December 31, 2004 and through March 28, 2005 the Company received $1,750,000 in funds drawn under the Sixth Equity Line, less commissions and fees of $59,000, and issued 24,295,751 additional shares of Class A common stock to the Equity Line Investor.

Subsequent to December 31, 2004, the Company entered into an option exchange program with its employees, wherein the Company gave eligible Fonix employees the opportunity to exchange outstanding stock options for the same number of new options to be issued at least six months and one day from the expiration of the offer.  As a result of the option exchange program, the Company cancelled 414,450 options to purchase shares of the Company’s Class A common stock effective February 22, 2005.  The Company issued a promise to grant options on August 23, 2005 to employees who elected to tender their options.

Subsequent to December 31, 2004, and through March 28, 2005, the Company issued 10,054,561 shares of its Class A common stock in conversion of 900 shares of Series I Preferred Stock.

On January 15, 2005, the Company issued 655,162 shares of Class A common stock in payment of $125,000 of interest payable on the note payable to McCormack.

On January 15, 2005, the Company issued 1,354,275 shares of its Class A common stock in payment of $250,000 of Series H Preferred Stock dividends.