Form 10-Q
period 2005-03-31
FONIX CORP
filed 2005-05-13
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005, or

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

As of May 11, 2005, there were issued and outstanding 207,040,934 shares of our Class A common stock.

FONIX CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – As of March 31, 2005 and December 31, 2004 3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the
Three Months Ended March 31, 2005 and 2004 4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2005 and 2004 5

Notes to Condensed Consolidated Financial Statements 7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations 21

Item 3. Quantitative and Qualitative Disclosures About Market Risk 34

Item 4. Evaluation of Disclosure Controls and Procedures 36

PART II - OTHER INFORMATION

Item 1. Legal Proceedings 36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 38

Item 6. Exhibits 38

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS

Current assets
Cash and cash equivalents	$ 704,000	$ 423,000
Accounts receivable	1,323,000	1,541,000
Subscriptions receivable	6,000	-
Prepaid expenses and other current assets	311,000	156,000

Total current assets	2,344,000	2,120,000

Long-term investments	-	237,000

Property and equipment, net of accumulated depreciation of $1,511,000 and $1,456,000, respectively	344,000	236,000

Deposit in escrow	395,000	395,000

Deposits and other assets	1,120,000	1,072,000

Intangible assets, net of accumulated amortization of $6,301,000 and $5,453,000, respectively	10,723,000	12,309,000

Goodwill	2,631,000	2,631,000

Total assets	$ 17,557,000	$ 19,000,000

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accrued liabilities	$ 6,877,000	$ 6,815,000
Accounts payable	5,383,000	5,225,000
Accrued payroll and other compensation	1,311,000	1,756,000
Deferred revenues	942,000	984,000
Notes payable - related parties	513,000	513,000
Current portion of notes payable	235,000	214,000
Deposits and other	203,000	193,000

Total current liabilities	15,464,000	15,700,000

Long-term notes payable, net of current portion	5,484,000	5,358,000

Total liabilities	20,948,000	21,058,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Series H, nonconvertible; 2,000 shares outstanding (aggregate liquidation preference of $20,000,000)	4,000,000	4,000,000
Series I, convertible; 1,350 shares outstanding (aggregate liquidation preference of $1,350,000)	1,350,000	2,250,000
Common stock, $0.0001 par value; 800,000,000 shares authorized;
Class A voting, 177,095,324 and 131,200,170 shares outstanding, respectively	18,000	13,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	220,989,000	217,061,000
Outstanding warrants to purchase Class A common stock	735,000	735,000
Cumulative foreign currency translation adjustment	19,000	8,000
Accumulated deficit	(231,002,000)	(226,625,000)

Total stockholders' deficit	(3,391,000)	(2,058,000)

Total liabilities and stockholders' deficit	$ 17,557,000	$ 19,000,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (Unaudited)

Three Months Ended March 31,	2005	2004

Revenues	$ 4,223,000	$ 1,925,000
Cost of revenues	2,187,000	792,000

Gross profit	2,036,000	1,133,000

Expenses:
Selling, general and administrative	3,415,000	2,331,000
Amortization of intangible assets	1,586,000	593,000
Product development and research	520,000	799,000

Total expenses	5,521,000	3,723,000

Other income (expense):
Interest income	13,000	5,000
Gain on forgiveness of liabilities	-	481,000
Interest expense	(742,000)	(238,000)
Gain on sale of investments	134,000	-

Other expense, net	(595,000)	248,000

Net loss	(4,080,000)	(2,342,000)
Preferred stock dividends	(297,000)	(2,986,000)

Loss attributable to common stockholders	$ (4,377,000)	$ (5,328,000)

Basic and diluted loss per common share	$ (0.03)	$ (0.08)

Net loss	$ (4,080,000)	$ (2,342,000)
Other comprehensive (loss) income - foreign currency translation	(11,000)	13,000

Comprehensive loss	$ (4,091,000)	$ (2,329,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

Three Months Ended March 31,	2005	2004
Cash flows from operating activities
Net loss	$ (4,080,000)	$ (2,342,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for interest expense related to McCormack Note	125,000	-
Accretion of discount on notes payable	185,000	66,000
Gain on sale of long-term assets	(134,000)	-
Gain on forgiveness of liabilities	-	(481,000)
Amortization of intangibles	1,586,000	593,000
Depreciation and amortization	37,000	33,000
Equity in net loss of affiliate	-	-
Gain on sale of affiliate	-	-
Foreign exchange loss (gain)	11,000	(13,000)
Changes in assets and liabilities, net of effects from purchase of LTEL:		-
Accounts receivable	218,000	150,000
Inventory	-	3,000
Prepaid expenses and other current assets	(155,000)	(261,000)
Other assets	(48,000)	7,000
Accounts payable	158,000	(1,233,000)
Accrued payroll and other compensation	(445,000)	(2,241,000)
Other accrued liabilities	25,000	308,000
Deferred revenues	(42,000)	(67,000)

Net cash used in operating activities	(2,559,000)	(5,478,000)

Cash flows from investing activities
Cash received in connection with LTEL acquisition	-	47,000
Proceeds from sale of long term investment	371,000	-
Payments of deposit into escrow	-	(113,000)
Purchase of property and equipment	(145,000)	(18,000)

Net cash (used in) provided by investing activities	226,000	(84,000)

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	2,652,000	5,624,000
Proceeds from issuance of Series I Preferred Stock	-	3,010,000
Payment of dividend on Series H Preferred Stock	-	(100,000)
Principal payments on notes payable	(60,000)	(91,000)

Net cash provided by financing activities	2,614,000	8,443,000

Net increase (decrease) in cash and cash equivalents	281,000	2,881,000

Cash and cash equivalents at beginning of year	423,000	50,000

Cash and cash equivalents at end of year	$ 704,000	$ 2,931,000

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$ 182,000	$ 177,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Three Months Ended March 31, 2005:

Issued 10,054,561 shares of Class A common stock in conversion of 900 shares of Series I Convertible Preferred Stock.

Issued 1,384,275 shares of Class A common stock as payment of $250,000 of dividends on Series H Preferred Stock.

Issued 655,162 shares of Class A common stock as payment of $124,000 interest on long-term debt.

Accrued $47,000 of dividends on Series I Preferred Stock.

Accrued $250,000 of dividends on Series H Preferred Stock

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

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Fonix Corporation and subsidiaries (collectively, the “Company” or “Fonix”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2004 Annual Report on Form 10-K.

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented.  The Company’s business strategy is not without risk, and readers of these condensed consolidated financial statements should carefully consider the risks set forth under the heading “Certain Significant Risk Factors” in the Company’s 2004 Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Nature of Operations – Fonix Corporation and its subsidiaries are engaged in providing integrated telecommunications services through Fonix Telecom, Inc., and value-added speech-enabling technologies through The Fonix Speech Group.  Through Fonix Telecom, Inc., the Company operates LecStar Telecom, Inc., a regional provider of telecommunications services in the Southeastern United States, and LecStar DataNet, Inc., a provider of Internet services.  (LecStar Telecom, Inc., and LecStar DataNet are collectively referred to in this report as “LecStar.”)

The Company offers its speech-enabling technologies including automated speech recognition (“ASR”) and text-to-speech (“TTS”) through The Fonix Speech Group.  The Company offers ASR and TTS technologies to markets for wireless and mobile devices, computer telephony, server solutions and personal software for consumer applications. The Company has received various patents for certain elements of its core technologies and has filed applications for other patents covering various aspects of its technologies. The Company seeks to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips.  Revenues relating to the speech-enabling technologies are generated through licensing agreements, maintenance contracts and services.

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

Business Condition - For the three months ended March 31, 2005 and 2004, the Company generated revenues of $4,223,000 and $1,925,000, respectively, incurred net losses of $4,080,000 and $2,342,000, respectively and had negative cash flows from operating activities of $2,559,000 and $5,478,000, respectively.  As of March 31, 2005, the Company had an accumulated deficit of $231,002,000, negative working capital of $13,120,000, accrued liabilities of $6,877,000, accounts payable of $5,383,000 and accrued employee wages and other compensation of $1,311,000.  The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2005, primarily due to significant expenditure requirements associated with continued marketing and development of its speech-enabling technologies and further developing its telecommunications services business.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The Company’s cash resources, limited to collections from customers, draws on the Sixth Equity Line and loans, have not been sufficient to cover operating expenses.  As a result, payments to employees and vendors have been delayed.  The Company has not been declared in default under the terms of any material agreements.

These factors, as well as the risk factors set out in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management plans to fund future operations of the Company through revenues generated from its telecommunications operations, from cash flows from future license and royalty arrangements and with proceeds from additional issuance of debt and equity securities.  There can be no assurance that management’s plans will be successful.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  As of March 31, 2005 and 2004, there were outstanding common stock equivalents to purchase 47,349,772 and 28,542,535 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months ended March 31, 2005 and 2004:

Three Months Ended March 31,	2005		2004
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss	$ (4,080,000)		$ (2,342,000)
Preferred stock dividends	(297,000)		(2,986,000)
Net loss attributable to common stockholders	$ (4,377,000)	$ (0.03)	$ (5,328,000)	$ (0.08)
Weighted-average common shares outstanding	151,847,235		66,167,869

Imputed Interest Expense - Interest is imputed on long-term debt obligations where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics.

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

Revenue Recognition - The Company recognizes revenue when pervasive evidence of an arrangement exists; services have been rendered or products have been delivered; the price to the buyer is fixed and determinable; and collectibility is reasonably assured.  Revenues are recognized by the Company based on the various types of transactions generating the revenue.  For software sales, the Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” and related interpretations.  The Company generates revenues from licensing the rights to its software products to end users and from royalties.  For telecommunications services, revenue is recognized in the period that the service is provided.

For The Fonix Speech Group, revenue of all types is recognized when acceptance of functionality, rights of return, and price protection are confirmed or can be reasonably estimated, as appropriate.  Revenue for hardware units delivered is recognized when delivery is verified and collection assured.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Deferred revenue as of March 31, 2005, and December 31, 2004, consisted of the following:

Description	Criteria for Recognition	March 31, 2005	December 31, 2004
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 447,000	$ 458,000
Telecom deferred revenue	Service provided for customer	495,000	526,000
Total deferred revenue		$ 942,000	$ 984,000

Cost of Revenues - Cost of revenues from telecommunications services consists mainly of billings from the incumbent local exchange carriers (“ILECs”) for access to the ILEC’s network.  With respect to The Fonix Speech Group, cost of revenues from license, royalties, and maintenance consists of costs to distribute the product, installation and support personnel compensation, amortization and impairment of capitalized speech software costs, licensed technology, and other related costs.  Cost of service revenues consists of personnel compensation and other related costs.

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

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

At March 31, 2005, the Company had stock-based employee compensation plans.  The Company accounts for the plans under the recognition method and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Interpretations. Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock, and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company’s common stock, and is recognized on the date of award or purchase.  The effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation is as follows:

Three Months Ended March 31,	2005	2004
Net loss, as reported	$ (4,080,000)	$ (2,342,000)
Add back: Total stock-based employee compensation	-	-
Deduct: Total stock-based employee compensation
Determined under fair value based method for all awards	(22,000)	(49,000)
Pro forma net loss	$ (4,102,000)	$ (2,391,000)
Basic and diluted net loss per common share:
As reported	$ (0.03)	$ (0.08)
Pro forma	(0.03)	(0.08)

2.  ACQUISITIONS

LecStar Acquisition - On February 24, 2004, Fonix acquired all of the capital stock of LTEL Holdings Corporation ("LTEL") and its wholly owned subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc. (collectively "LecStar").  The results of LecStar's operations are included in the consolidated financial statements from February 24, 2004.  LecStar is a regional provider of communications services, including wireline voice, data, long distance and Internet services, to business and residential customers in the Southeastern United States.  LecStar Telecom, Inc., is certified by the Federal Communications Commission in nine states as a competitive local exchange carrier (“CLEC”) to provide regulated local, long distance and international telecommunications services.  LecStar DataNet, Inc., provides non-regulated telecommunications services such as Internet access.

The following pro forma information is presented to reflect the operations of the Company and LTEL on a combined basis as if the acquisition of LTEL had been completed as of the beginning of the three-month period ended March 31, 2004:

Three Months
Ended March 31, 2004
Revenues	$ 5,029,000
Net loss	$ (3,842,000)
Basic and diluted net loss per common share	$ (0.10)

Empire One Telecommunications, Inc Acquisition - On November 19, 2004, the Company signed a Merger Agreement (the “Agreement”) that set forth the principal terms on which Fonix would acquire Empire One Telecommunications, Inc., (“EOT”), a Brooklyn, New York-based CLEC. EOT is a regional provider of communications services, including wireline voice, data, long distance and Internet services, to business and residential customers in 16 states and the District of Columbia.  The closing of the EOT transaction (as anticipated by the Agreement) is subject to several conditions including, among others, the completion of necessary regulatory approvals.

There can be no assurance that Fonix will complete this acquisition.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

3.  GOODWILL AND INTANGIBLE ASSETS

Goodwill - Goodwill relates solely to our speech-enabling business segment of The Fonix Speech Group.  The carrying value of goodwill is assessed for impairment quarterly.  These assessments resulted in no impairment and the carrying value of goodwill remained unchanged at $2,631,000 for the three months ended March 31, 2005.

Intangible Assets - The components of other intangible assets at March 31, 2005, which all relate to Fonix Telecom, Inc., were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer base – business	$ 8,139,000	$ (2,672,000)	$ 5,467,000
Customer base – residential	6,291,000	(2,963,000)	3,328,000
Contracts and agreements	1,484,000	(666,000)	818,000
Total Amortizing Intangible Assets	15,914,000	(6,301,000)	9,613,000
Indefinite-lived Intangible Assets:
Brand name	1,110,000	--	1,110,000

Total Intangible Assets	$ 17,024,000	$ (6,301,000)	$10,723,000

Customer base amortization was $1,300,000 during the three months ended March 31, 2005, and amortization related to contracts and agreements was $285,000 for the same period.  All amortization expense is charged to selling, general and administrative expense.  At June 30, 2004, the Company recognized an impairment loss on the contracts and agreements intangible asset acquired in connection with the LecStar acquisition of $738,000 based on estimated future cash flows.  No further impairment was required at March 31, 2005.

Estimated aggregate amortization expense for the nine months ending December 31, 2004, and each of the succeeding three full years is as follows:

2005	$ 4,815,000
2006	3,743,000
2007	1,151,000
2008	0

4.  NOTES PAYABLE

During the first quarter of 2003, the Company entered into a promissory note with an unrelated third party converting accounts payable for outstanding lease payments of $114,000 to a note payable.  This note accrued interest at 10% annually and was paid in full during the quarter ended March 31, 2004.

In connection with the acquisition of the capital stock of LTEL in 2004, the Company issued a 5%, $10,000,000, secured, six-year note payable to McCormack Avenue, Ltd.  Under the terms of the note payable, quarterly interest- only payments were required through January 15, 2005, with quarterly principal and interest payments of $319,000 beginning April 2005 and continuing through January 2010.  Interest on the promissory note is payable in cash or, at the Company’s option, in shares of the Company’s Class A common stock.  The note is secured by the capital stock and all of the assets of LTEL and its subsidiaries.  The note was valued at $4,624,000 based on an imputed interest rate of 25 percent per annum.  The note has a mandatory prepayment clause wherein the Company is required to make prepayments in any given month where the Company receives net proceeds in excess of $900,000 from the Fifth Equity Line (or replacements thereof with the Equity Line Investor).  The required prepayment is calculated by multiplying the net proceeds received over $900,000 by 33%.  From December 2004 through March 31, 2005, the Company had made mandatory prepayments on the note of $415,000.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The discount on the note is based on an imputed interest rate of 25%.  The unpaid principal amount of the note at March 31, 2005 was $9,585,000.  The carrying amount of the note was $5,008,000 at March 31, 2005, was net of unamortized discount of $4,577,000.  The Company elected to make the April 15, 2005, principal and interest payment under the note in stock.

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

The following schedule summarizes the Company’s current debt obligations and respective balances at March 31, 2005, and December 31, 2004:

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Notes Payable	March 31, 2005	December 31, 2004

5% Note payable to a company, quarterly installments of $319,000, matures January 2010, interest imputed at 25%, net of $4,577,000 and $4,762,000 unamortized discount	$ 5,008,000	$ 4,822,000
Note payable to a company, due in monthly installments of $23,000, interest at 6.5%, matures on January 2008, collateralized by trade accounts receivable	711,000	750,000
Note payable to related parties, interest at 12%, matures June 2005.	435,000	435,000
Note payable to a company, interest at 10%	--	--
Note payable related parties, interest at 5%, matures December 2005.	78,000	78,000
Total notes payable Less current maturities	6,232,000 (748,000)	6,085,000 (727,000)
Long-Term Note Payable	$ 5,484,000	$ 5,358,000

5.  RELATED-PARTY NOTES PAYABLE

In connection with the acquisition of certain entities in 1998, the Company issued unsecured demand notes payable to former stockholders of the acquired entities in the aggregate amount of $1,710,000.  Of the notes payable, $78,000 remained unpaid as of March 31, 2005.  During 2000, the holders of these notes made demand for payment and the Company commenced negotiating with the holders of these notes to reduce the outstanding balance.  No additional demands have been made and no payments have been made by the Company to the holders of these notes.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

During 2002, two executive officers of the Company (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to the Company under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in Company operations.  The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003.  The Company and the Lenders agreed to postpone the maturity date on several occasions.  The note is presently due June 30, 2005.  After December 11, 2002, all or part of the outstanding balance and unpaid interest became convertible at the option of the Lenders into shares of Class A common stock of the Company.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, the Company made a principal payment of $26,000 against the outstanding balance of the promissory note.  At September 30, 2004 the Company entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between the company and the note holders.  The Company classified the release of $1,443,000 as a capital contribution during the fourth quarter of 2004.

The Company made principal payments against the note of $253,000 during the year ended December 31, 2004.  The remaining balance due at March 31, 2005 was $435,000.

The unpaid balance of $435,000 is secured by a second priority security interest in the Company’s intellectual property rights.  As of March 31, 2005, the Lenders had not converted any of the outstanding balance or interest into common stock.

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

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Series A Convertible Preferred Stock - At March 31, 2005, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

Series H Preferred Stock - The Company issued 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock with a stated value of $10,000 per share on February 24, 2004.  The Series H Preferred Stock is carried at $4,000,000 or $2.00 per share.

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

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

Dividends on the Series I Preferred Stock are payable at the annual rate of 8% of the stated value of the shares of Series I Preferred Stock outstanding.  The dividends are payable in cash or shares of our Class A common stock, at the Company’s option.  Aggregate annual dividend requirements for the Series I Preferred Stock are $260,000.  As of March 31, 2005, the Company had accrued dividends of $304,000 on its Series I Preferred Stock.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

The Series I Preferred Stock is convertible into shares of our Class A common stock at the lower of (i) $0.75 per share or (ii) 87.5% of the average of the two lowest closing bid prices over the twenty trading days prior to the conversion date.

Under the terms of the purchase agreement, the Company agreed to establish an escrow account (the “Escrow Account”), into which it deposits funds which can be used for the Company’s optional redemption of the Preferred Stock, or which may be used by Breckenridge to require the Company to redeem the Preferred Stock if the Company has defaulted under the purchase agreement.  The Company is required to deposit into the Escrow Account 25% of any amount it receives in excess of $1,000,000, calculated per put, under the terms of the Fifth Equity Line of Credit, or other similar equity line of financing arrangement.   As of March 31, 2005, the Company had deposited $395,000 into the escrow account in full compliance with the requirement.  The escrow deposit is reflected as a long-term asset in the accompanying financial statements.

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

As of March 31, 2005, the Company has issued 18,490,433 shares of the Company’s Class A common stock in response to conversion requests during 2004 and 2005 for 1,900 shares of Series I Preferred Stock.  As of March 31, 2005, there were 1,350 shares of Series I Preferred Stock outstanding.  Subsequent to March 31, 2005 and through May 11, 2005, the Company issued an additional 3,763,343 shares of Class A common stock in conversion of 78.207 shares of Series I Preferred Stock.

The Company and Breckenridge are engaged in litigation in New York Superior Court concerning the Company’s assertion that it should be allowed to offset certain claims against Breckenridge against the balance due under the Series I Preferred Stock, as more fully described in Note 10 below.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

8.  EQUITY LINES OF CREDIT

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

For the three months ended March 31, 2005, the Company issued 5,480,405 shares of Class A common stock to the Equity Line Investor in full satisfaction of an outstanding put of $668,000.

Sixth Equity Line of Credit – On November 15, 2004, the Company entered into a sixth private equity line agreement (the “Sixth Equity Line Agreement”) with the Equity Line Investor.  Under the Sixth Equity Line Agreement, the Company has the right to draw up to $20,000,000 against an equity line of credit (“the Sixth Equity Line”) from the Equity Line Investor.  The Company is entitled under the Sixth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of the Company’s Class A common stock in lieu of repayment of the draw.  The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of the Company’s Class A common stock over the ten trading days after the put notice is tendered.  The Equity Line Investor is required under the Sixth Equity Line Agreement to tender the funds requested by the Company within two trading days after the ten-trading-day period used to determine the market price.

In connection with the Sixth Equity Line Agreement, the Company granted registration rights to the Equity Line Investor and filed a registration statement on Form S-2, which covered the resales of the shares to be issued under the Sixth Equity Line.  The Company is obligated to maintain the effectiveness of the registration statement.

The Company entered into an agreement with the Equity Line Investor to terminate all previous equity lines, and cease further draws or issuances of shares in connection with all previous equity lines.  As such, as of the date of this report, the only active equity line of credit was the Sixth Equity Line.

For the three months ended March 31, 2005, the Company received $2,050,000 in funds and a subscription receivable of $6,000 drawn under the Sixth Equity Line, less commissions and fees of $60,000 and issued 28,320,751 shares of Class A common stock to the Equity Line Investor.

9.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Class A Common Stock – During the three months ended March 31, 2005, 33,801,156 shares of Class A common stock were issued in connection with draws on the equity line (see Note 8), 10,054,561 shares were issued in conversion of 900 shares of Series I Preferred Stock, 1,384,275 shares were issued as payment of $250,000 of Series H Preferred dividends and 655,162 shares were issued as payment of $124,000 of interest on long-term debt.

Stock Options – On January 19, 2005 the Company entered into an option exchange program with its employees, wherein the Company gave eligible Fonix employees the opportunity to exchange outstanding stock options for the same number of new options to be issued at least six months and one day from the expiration of the offer.  As a result of the option exchange program, the Company cancelled 414,450 options to purchase shares of the Company’s Class A common stock effective February 22, 2005.  The Company issued a promise to grant options on August 23, 2005, to employees who elected to tender their options.  As of March 31, 2005, the Company had a total of 992,950 options to purchase Class A common stock outstanding.  .During the three months ended March 31, 2005, the Company granted options to employees to purchase 708,100 shares of Class A common stock, none of which were to employees participating in the option exchange program.  The options have an exercise price of $0.12 per share, which was the quoted fair market value of the stock on the dates of grant.  The options granted vest over the three years following issuance.  Options expire within ten years from the date of grant if not exercised.  Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $0.11 per share.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Warrants – As of March 31, 2005, the Company had warrants to purchase a total of 1,005,389 shares of Class A common stock outstanding that expire through 2010.

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

The Company did not have sufficient cash to pay the first installment payment due May 1, 2003.  The Company reached an agreement with the Department of Labor to extend the commencement date for installment payments to August 1, 2003 and since that time has made the required payments due under the modified agreement.  On March 31, 2004, the balance due under this obligation was approximately $914,000.

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

First Empire Complaint – One of the Company’s subsidiaries, LTEL Holding Corporation, is among the defendants who have been sued in the Superior Court of Fulton County, State of Georgia, by First Empire Corporation and Allen B. Thomas, directly and derivatively in his capacity as shareholder of LecStar Corporation.  The lawsuit was filed in July 2004.  The plaintiffs in that case allege that certain of the defendants employed fraudulent and deceptive means to acquire the assets of LecStar Corporation, which included the capital stock of the Subsidiaries, LecStar Telecom, Inc. and LecStar Datanet, Inc.  The plaintiffs further allege that those defendants subsequently transferred the stock of the subsidiaries to LTEL Holding Ltd., which we acquired through our subsidiary LTEL Acquisition Corporation in February 2004.  The plaintiffs argue that they are entitled to recover the value that we paid for LTEL Holding Corporation under multiple legal theories including breaches of fiduciary duty, negligence, gross negligence, conversion, fraud and violation of the Georgia Securities Act.  Three of the employees of the Subsidiaries have also been named as defendants in the litigation.

The Company has filed an answer in the litigation and are in the process of seeking to have a default judgment which the plaintiffs obtained against the Company set aside.  The plaintiffs claim that they are entitled to the default judgment because the Company did not timely answer the complaint.  However, the complaint was not properly delivered to the Company in a timely fashion, which the Company believes is an adequate basis to have the default judgment entered against the Company set aside.

The Company has not been involved in discovery in this litigation because the litigation is in the early stages.  Nonetheless, the Company believes that the claims of the plaintiffs are without merit and management intends to vigorously defend against the claims of the plaintiffs.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

The principal Series H preferred stockholder has placed 300 shares of Series H Preferred Stock in escrow for a period of 12 months from the date of acquisition as protection with respect to breaches of representations and warranties of the LTEL selling stockholders, including any liability or payment that may arise from the above mentioned legal action.  As a result of the filing of the First Empire Litigation, we have asserted a claim for breach of certain representations and warranties.  To our knowledge, the Escrow Shares have not been released.

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

Second Series I Complaint – On March 10, 2005, Breckenridge filed a complaint against the Company (Supreme Court of the State of New York, County of Nassau, Index No. 3457/05) in connection with the Series I Preferred Stock (the “Second Series I Complaint”).  In the Second Series I Complaint, Breckenridge alleges that Fonix improperly failed to honor a conversion notice it tendered to us on February 25, 2005, converting 500 shares of Series I Preferred Stock into 6,180,469 shares of common stock.  Breckenridge sought a temporary restraining order and preliminary injunction requiring Fonix to honor that conversion notice, and all subsequently tendered conversion notices.  On March 14, 2005, the Court entered a temporary restraining order directing us to honor the February 25, 2005, conversion notice, and directed Breckenridge to deposit all proceeds from the sale of the converted shares to be deposited in an interest-bearing escrow account.  Breckenridge subsequently agreed that it would deposit the proceeds of all converted shares into the interest-bearing escrow account pending the outcome of this litigation.  The Company has filed a counterclaim against Breckenridge and intends to vigorously defend itself against the claims of Breckenridge.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

LecStar Telecom - Telecommunications services include wireline voice, data, long distance and Internet services to business and residential customers.

Speech - The Company’s speech-enabling technologies include automated speech recognition and text-to-speech for wireless and mobile devices, computer telephony and server solutions, and personal software for consumer applications.

Fonix Telecom – Telecommunications services including Voice over Internet Protocol (“VOiP”) and Broadband over Power Line (“BPL”) and other services including satellite television and security services to business and residential customers

The following presents certain segment information as of and for the three months ended March 31, 2005:

	LecStar Telecom	Fonix Telecom	Speech	Total

Revenues from external customers	$ 3,906,000	$ 7,000	$ 310,000	$ 4,223,000
Selling, general and administrative	1,909,000	447,000	1,059,000	3,415,000
Depreciation and amortization	1,603,000	--	20,000	1,623,000
Interest expense	418,000	--	324,000	742,000
Gain on sale of investments	134,000	--	--	134,000
Segment loss	(1,960,000)	(448,000)	(1,672,000)	(4,080,000)
Segment assets	13,866,000	--	3,691,000	17,557,000
Expenditures for segment assets	138,000	--	7,000	145,000

Revenues and assets outside the United States of America were not material.  During the three months ended March 31, 2005 and 2004, the Company had no customers that exceeded 10% of total revenues.

12.  SUBSEQUENT EVENTS

Subsequent to March 31, 2005 and through May 11, 2005 the Company received $693,000 in funds drawn under the Sixth Equity Line and issued 26,182,267 additional shares of Class A common stock to the Equity Line Investor.

Subsequent to March 31, 2005 and through May 11, 2005, the Company issued 3,763,343 shares of its Class A common stock in conversion of 78.207 shares of Series I Preferred Stock

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties.  All forward-looking statements contained herein are deemed by Fonix to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from the results anticipated by Fonix and discussed in the forward-looking statements.  When used in this report, words such as “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.  Factors that could cause or contribute to such differences are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

To date, we have earned only limited revenue from operations and intend to continue to rely primarily on financing through the sale of our equity and debt securities to satisfy future capital requirements.

Overview

We are engaged in providing integrated telecommunications services through Fonix Telecom, Inc., and LecStar Telecom, Inc., and value-added speech technologies through The Fonix Speech Group.  We operate Fonix Telecom, Inc., and LecStar Telecom, Inc., a regional provider of telecommunications services in the Southeastern United States and LecStar DataNet, Inc., a provider of Internet services.  (LecStar Telecom, Inc. and LecStar DataNet are collectively referred to in this report as “LecStar.”)

We offer our speech-enabling technologies including automated speech recognition (“ASR”) and text-to-speech (“TTS”) through The Fonix Speech Group.  We offer our ASR and TTS technologies to markets for wireless and mobile devices, computer telephony, server solutions and personal software for consumer applications. We have received various patents for certain elements of our core technologies and have filed applications for other patents covering various aspects of our technologies. We seek to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips.  Revenues are generated through providing telecommunication services, licensing of speech-enabling technologies, maintenance contracts and services.

Fonix Telecom’s non-regulated telecommunication services include VoIP, BPL and wireless broadband access.  These services are initially available in the southeastern United States and we anticipate that they eventually will be available throughout the United States.

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

For the three months ended March 31, 2005 and 2004, we generated revenues of $4,223,000 and $1,925,000, respectively; incurred net losses of $4,080,000 and $2,342,000, respectively; and had negative cash flows from operating activities of $2,559,000 and $5,478,000, respectively.  As of March 31, 2005, we had an accumulated deficit of $231,002,000, negative working capital of $13,121,000, accrued liabilities of $6,877,000, accounts payable of $5,383,000 and accrued employee wages and other compensation of $1,311,000.  We expect to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2005, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies and further developing our telecommunications services business.

Our cash resources, limited to collections from customers, draws on the Sixth Equity Lines and loans, have not been sufficient to cover operating expenses.  We have not been declared in default under the terms of any material agreements.

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

 Valuation of long-lived assets - The carrying values of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurred, we would project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset.  If projections were to indicate that the carrying value of the long-lived asset would not be recovered, the carrying value of the long-lived asset, other than software technology, would be reduced by the estimated excess of the carrying value over the projected discounted cash flows.

Intangible assets – Customer base, contracts and agreements and brand names are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives.  For intangible assets subject to amortization, an impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.  Intangible assets deemed to have indefinite useful lives, primarily the LecStar brand name are not amortized, are tested for impairment on a quarterly basis and impairment is recognized if the carrying amount is not recoverable or exceeds its fair value.  During the year ended December 31, 2004, we recorded an impairment loss on the intangible asset related to the contracts and agreements acquired in connection with the LecStar acquisition (see Note 2 of the Condensed Consolidated Financial Statements) of $738,000 based on estimated future cash flows.

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

For Fonix Telecom, Inc., our telecommunications revenue is comprised of two main components: (1) fees paid by business and residential subscribers of voice and data services and (2) carrier access fees.  Subscriber revenues include monthly recurring charges, usage charges and non-recurring charges.  Monthly recurring charges are flat monthly fees for local phone and data services.  Usage charges, which primarily include long distance fees, are generally billed on a per-minute or per-call basis.  Non-recurring charges are generally one-time charges for installation or changes to the subscriber’s service.  Carrier access fees are paid to us by other telecommunications carriers as compensation for originating and terminating the carriers’ long distance traffic.

Deferred revenue as of March 31, 2005, and December 31, 2004, consisted of the following:

Description	Criteria for Recognition	March 31, 2005	December 31, 2004
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 447,000	$ 458,000
Telecom deferred revenue	Service provided for customer	495,000	526,000
Total deferred revenue		$ 942,000	$ 984,000

Cost of revenues - Cost of revenues from telecommunications services consists mainly of billings from the incumbent local exchange carriers (“ ILECs”) for access to the ILECs network.  With respect to The Fonix Speech Group, cost of revenues from license, royalties, and maintenance consists of costs to distribute the product, installation and support personnel compensation, amortization and impairment of capitalized speech software costs, licensed technology, and other related costs.  Cost of service revenues consists of personnel compensation and other related costs.

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

At March 31, 2005, we had stock-based employee compensation plans.  We account for the plans under the recognition method and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Interpretations. Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option’s exercise price on the measurement date is below the fair value of our common stock, and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of our common stock, and is recognized on the date of award or purchase.

Imputed Interest Expense - Interest is imputed on long-term debt obligations and notes receivable where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics.

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

Recently Enacted Accounting Standards - In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123 (revised 2004), Share-Based Payment. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.  The cost will be measured based on the fair value of the instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. As originally issued in 1995, SFAS No. 123 established as preferable the fair-value-based method of accounting for share-based payment transactions with employees.  However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will be required to apply SFAS No. 123(R) as of the first interim reporting period that begins after June 15, 2005, and we plan to adopt it using the modified-prospective method, effective July 1, 2005.  We are currently evaluating the impact SFAS No. 123(R) will have on us and, based on our preliminarily analysis, we expect that the adoption will not have a material impact on our financial statements.

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

Results of Operations

Three months ended March 31, 2005, compared with three months ended March 31, 2004

During the three months ended March 31, 2005, we recorded revenues of $4,223,000, an increase of $2,298,000 from $1,925,000 in 2004.  The increase was primarily due to the acquisition of LecStar, accounting for $2,436,000 of the increase, increased non-recurring engineering (“NRE”) revenues of $125,000, increase retail revenues of $12,000, partially offset by decreased licenses revenues of $226,000, and decreased DECtalk royalties of $49,000.

Cost of revenues was $2,187,000, an increase of $1,395,000 from $792,000 for the three months ended March 31, 2005.  The increase was primarily due to the acquisition of LecStar, contributing $2,180,000 to the increase.  These costs represent expenses associated with providing LecStar’s services through the leasing of network components from BellSouth and long distance services purchased from inter-exchange carriers.

Selling, general and administrative expenses were $3,415,000 for the three months ended March 31, 2005, a increase of $1,084,000 from $2,331,000 in 2004 The increase is primarily due to the acquisition of LecStar, which contributed $1,477,000 to the increase, and increased investor relations expenses of $45,000, increased occupancy related expenses of $14,000 partially offset by decreased salary and wage expenses of $186,000, decreased legal and accounting fees of $174,000, decreased travel expenses of $33,000 decrease other operating expenses of $24,000 decreased consulting expenses of $16,000 decreased taxes, licenses and permits of $12,000,  and decreased depreciation expenses of $7,000.

We incurred research and product development expenses of $520,000 for the three months ended March 31, 2005, a decrease of $279,000 from $799,000 in 2004.  The decrease is primarily due to an overall decrease in salaries and wage-related expenses of $214,000, decreased other operating expenses of $39,000, decreased travel expenses of $9,000, decreased consulting expenses of $22,000, due to a decrease in the utilization of external consultants, and decreased depreciation of $9,000 due to the overall decrease in fixed assets, partially offset by increased occupancy of $14,000.

Net interest and other expense was $595,000 for the three months ended March 31, 2005, a decrease of $843,000 from $248,000 for 2004.  The overall decrease is due to the gain on forgiveness of liabilities of $481,000, partially offset by increased interest expense of $319,000, the gain on the sale of long-term investments of $134,000 and increased interest income of $13,000.

Three months ended March 31, 2004, compared with three months ended March 31, 2003

During the three months ended March 31, 2004, we recorded revenues of $1,925,000, an increase of $1,335,000 over the same period in the previous year.  The increase was primarily due to the acquisition of LecStar accounting for $1,447,000, partially offset by decreased NRE revenues of $87,000 and a decrease in DECtalk royalties of $25,000.

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

As of March 31, 2005, our cash resources were limited to collections from customers, draws on the Sixth Equity Line, proceeds from the issuance of preferred stock and loan proceeds, and were only sufficient to cover current operating expenses and payments of current liabilities.  We have entered into certain term payment plans with current and former employees and vendors.  As a result of cash flow deficiencies, payments to former employees and vendors not on a payment  plan have been delayed.  At March 31, 2005, we had accrued liabilities of $6,877,000, accrued wages and other compensation payable to current and former employees amounted to approximately $1,311,000 and vendor accounts payable amounted to approximately $5,383,000.  We have not been declared in default under the terms of any material agreements.

Several former employees filed suits against Fonix to collect past due wages or filed complaints with the State of Utah Labor Commission asserting past due wage claims.  We have settled several of these suits and are negotiating to settle the remaining suits on terms similar to those offered to current employees who are also owed past due wages.

We had $4,223,000 in revenue and a loss of $4,080,000 for the three months ended March 31, 2005. Net cash used in operating activities of $2,559,000 for the three months ended March 31, 2005, resulted principally from the net loss incurred of $4,080,000 decreased accrued payroll of $455,000, decreased prepaid expenses and other current assets of $155,000, the gain recognized in connection with the sale of long-term assets of $134,000, decreased other assets of $48,000 and decreased deferred revenues of $42,000, partially offset by amortization of intangible assets of $1,586,000, collection of LecStar accounts receivables of $218,000, increased accounts payable and accrued liabilities of $183,000 and depreciation expense of $37,000.  Net cash provided by investing activities of $92,000 is due to the sale of long-term investments of $237,000, partially offset by purchases of property and equipment of $145,000.  Net cash provided by financing activities of $2,614,000 consisted of the receipt of $2,652,000 in cash related to the sale of shares of Class A common stock, partially offset by principal payments on notes payable of $60,000.

We had negative working capital of $13,121,000 at March 31, 2005, compared to negative working capital of $13,580,000 at December 31, 2003.  Current assets increased by $214,000 to $2,344,000 from December 31, 2004, to March 31, 2005.  Current liabilities decreased by $235,000 to $15,464,000 during the same period.  The change in working capital from December 31, 2004, to March 31, 2005, reflects, in part, the increases resulting from collection of receivable balances and the overall decrease in the accrued payroll balance due to scheduled payments made during the period.  Total assets were $17,557,000 at March 31, 2005, compared to $19,000,000 at December 31, 2004.

Notes Payable - Related Parties

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

During the fourth quarter of 2003, we made a principal payment of $26,000 against the outstanding balance of the promissory note.  During 2004, we entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between us and the note holders.  We classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004.  We made principal payments against the note of $253,000 during the year ended December 31, 2004.  The remaining balance due at March 31, 2005 was $435,000.

The aggregate advances of $435,000 are secured by our intellectual property rights.  As of March 31, 2005, the Lenders had not converted any of the outstanding balance or interest into common stock.

Notes Payable

In connection with the acquisition of the capital stock of LTEL in 2004, we issued a 5%, $10,000,000, secured, six-year note payable to McCormack Avenue, Ltd.  Under the terms of the note payable, quarterly interest-only payments were required through January 15, 2005, with quarterly principal and interest payments beginning April 2005 and continuing through January 2010.  Interest on the promissory note is payable in cash or, at our option, in shares of our Class A common stock.  The note is secured by the capital stock and all of the assets of LTEL and its subsidiaries.  The note was valued at $4,624,000 based on an imputed interest rate of 25 percent per annum.  The note has a mandatory prepayment clause wherein we are required to make prepayments in any given month where we receive net proceeds in excess of $900,000 from the Fifth Equity Line (or replacements thereof with the Equity Line Investor).  The required prepayment is calculated by multiplying the net proceeds received over $900,000 by 33%.  Through March 31, 2005, we made mandatory prepayments on the note of $415,000.

The discount on the note is based on an imputed interest rate of 25%.  The carrying amount of the note was $5,008,000 at March 31, 2005, net of unamortized discount of $4,577,000.

We had unsecured demand notes payable to former stockholders of an acquired entity in the aggregate amount of $78,000 outstanding as of March 31, 2005.

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

 Fifth Equity Line of Credit

We entered, as of July 1, 2003, into a Private Equity Line Agreement (the “Fifth Equity Line Agreement”) with an investor (the “Equity Line Investor”).  Under the Fifth Equity Line Agreement, we had the right to draw up to $20,000,000 against an equity line of credit (“the Fifth Equity Line”) from the Equity Line Investor.  We were entitled under the Fifth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of our Class A common stock in lieu of repayment of the draw.  The number of shares to be issued was determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice was tendered.  The Equity Line Investor is required under the Fifth Equity Line Agreement to tender the funds requested by us within two trading days after the ten-trading-day period used to determine the market price.

In connection with the Fifth Equity Line Agreement, we granted registration rights to the Equity Line Investor and filed a registration statement on Form S-2, which covered the resales of the shares to be issued under the Fifth Equity Line.

For the three months ended March 31, 2005, we issued 5,480,405 shares of Class A common stock to the Equity Line Investor in full satisfaction of an outstanding put of $668,000.

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

In connection with the Sixth Equity Line Agreement, we granted registration rights to the Equity Line Investor and filed a registration statement on Form S-2, which covered the resales of the shares to be issued under the Sixth Equity Line.  That registration statement was declared effective on January 5, 2005.

We entered into an agreement with the Equity Line Investor to terminate all previous equity lines, and cease further draws or issuances of shares in connection with all previous equity lines.  As such, as of the date of this report, the only active equity line of credit was the Sixth Equity Line.

For the three months ended March 31, 2005, we received $2,050,000 in funds and a subscription receivable of $6,000 drawn under the Sixth Equity Line, less commissions and fees of $59,000 and issued 28,320,751 shares of Class A common stock to the Equity Line Investor.  Subsequent to March 31, 2005 and through May 10, 2005, the Company received $693,000 in funds drawn under the Sixth Equity Line and issued 26,182,267 additional shares of Class A common stock to the Equity Line Investor.

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

The Series I Preferred Stock is convertible into shares of our Class A common stock at the lower of (i) $0.75 per share or (ii) 87.5% of the average of the two lowest closing bid prices over the twenty trading days prior to the conversion date.

In connection with the sale of the Series I Preferred Stock, we agreed to establish an escrow account (the "Escrow Account"), into which it deposits funds which can be used for our optional redemption of the Series I Preferred Stock, or which may be used by Breckenridge to require us to redeem the Series I Preferred Stock if we have defaulted under the Purchase Agreement.  We are required to deposit into the Escrow Account 25% of any amount we receive in excess of $1,000,000, calculated per put, under the terms of the Fifth Equity Line of Credit, or other similar equity line of financing arrangement.  As of March 31, 2005, we had deposited $395,000 into the Escrow Account.

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

As of March 31, 2005, we had issued 18,490,433 shares of our Company’s Class A common stock in response to conversion requests for 1,900 shares of Series I Preferred Stock.  As of March 31, 2005, there were 1,350 shares of Series I Preferred Stock outstanding.  Subsequent to March 31, 2005 and through May 11, 2005, we issued 3,763,343 shares of our Class A common stock in conversion of 78.207 shares of Series I Preferred Stock.

We are engaged in litigation with Breckenridge in New York Superior Court concerning our assertion that we should be allowed to offset certain claims against Breckenridge against the balance due under the Series I Preferred Stock (see Note 10 to Condensed Consolidated Financial Statements.)

Stock Options and Warrants

 During the three months ended March 31, 2005, we granted options to employees to purchase 708,100 shares of Class A common stock.  The options have an exercise price of $0.12 per share, which was the quoted fair market value of the stock on the dates of grant.  The options granted vest over the three years following issuance.  Options expire within ten years from the date of grant if not exercised.  Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $0.11 per share.

On January 19, 2005 we entered into an option exchange program with our employees, wherein we gave eligible Fonix employees the opportunity to exchange outstanding stock options for the same number of new options to be issued at least six months and one day from the expiration of the offer.  As a result of the option exchange program, we cancelled 414,450 options to purchase shares of our Class A common stock effective February 22, 2005.  We issued a promise to grant options on August 23, 2005 to employees who elected to tender their options.  As of March 31, 2005, we had a total of 992,950 options to purchase Class A common stock outstanding.

As of March 31, 2005, we had warrants to purchase a total of 1,005,389 shares of Class A common stock outstanding that expire through 2010.

Other

We presently have no plans to purchase new research and development or office facilities.

Outlook

Corporate Mission Statement, Strategic Goals, Financial Objectives and Growth Strategy

Mission Statement:  “Provide integrated communication products and services through innovative technologies.”

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

▪

Couple our award-winning Core Technology with the leading names in wireless devices, entertainment game platforms and telephony solutions.

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

▪

Provide return on shareholder equity.

Growth Strategy:

We anticipate that we will deliver VoIP services on our own soft switch and expand our partner relationship with Duke Energy facilitating BPL.  We expect to employ a consolidation-driven growth strategy in the telecom industry using LecStar as the platform.  We also anticipate that strategic acquisitions of synergistic companies will deliver a stable revenue stream and expanded customer base.  We expect to transition our telecommunication customers and acquired customers to our VoIP and/or BPL solution.  Integration of support functions and overhead will create operational and financial efficiencies.  We further expect that the implementation of our Core Technologies by acquired synergistic companies will

▪

enhance operating margins;

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

Substantially Increase Marketing and Sales Activities.  We intend to expand our sales through partners, OEMs, VARs, direct sales, and existing sales channels, both domestically and internationally, who will focus on the wireless and mobile device markets, telephony and server phone solutions and assistive and language learning devices.  To address global opportunities, we will continue to develop and expand our sales and marketing teams in Asia, Europe, and the United States.

Expand Strategic Relationships.  We have a number of strategic collaboration and marketing arrangements with developers and VARs.  We intend to expand such relationships and add additional similar relationships, specifically in the wireless and mobile device markets, assistive and language learning devices and end-to-end solutions.  Further, when we are able to identify “first mover” speech-enabling applications in which we can integrate our products and Core Technologies, we intend to investigate investment opportunities so we can obtain preferred or priority collaboration rights.

Continue to Develop Standard Speech Solutions Based on the Core Technologies.  We plan to continue to invest resources in the development and acquisition of standard speech solutions and enhancements to the Core Technologies of speech-enabling technologies, developer tools, and development frameworks to maintain our competitive advantages.

As we proceed to implement our strategy and to reach our objectives, we anticipate further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments.  The strategy adopted by us has significant risks, and shareholders and others interested in Fonix and our Class A common stock should carefully consider the risks set forth under the heading “Certain Significant Risk Factors” in Item 1, Part I, of our Annual Report on Form 10-K for the year ended December 31, 2004.

As noted above, as of March 31, 2005, we had an accumulated deficit of $231,002,000, negative working capital of $13,121,000, accrued liabilities of $6,877,000, accounts payable $5,383,000, and accrued employee wages and other compensation of $1,311,000.  Sales of products and telecommunications services and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations, although we have limited capital available under an equity line of credit.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing telecommunications services, license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through the sale of our equity securities, primarily in connection with the Sixth Equity Line.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  Over the past year, we have reduced our workforce in our speech business unit by approximately 50%.  This reduction may adversely affect our ability to fill existing orders.  As we have noted in our annual report and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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

•

pricing changes to our suppliers or products or those of our competitors, and other competitive pressures on pricing and sales;

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

•

changes in laws or different interpretations of laws that may affect our expected effective tax rate for 2005;

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

Regulatory Uncertainty

In December 2004, the FCC issued final rules that effectively eliminated the requirement that incumbent local exchange companies provide us wholesale services using the unbundled network element platform (UNE-P) and established a 12-month transition plan for implementation. Beginning on March 11, 2005, we are no longer able to use the unbundled network element platform to provide service to new customers and 12 months after that date the limitation will extend to all customers. During this 12-month period, the wholesale rates that we are charged will increase by $1 per line per month. At the end of the 12-month period, we will need to service customers that are not on our own networking platform through a resale or other wholesale agreement, both of which will have significantly higher costs than servicing customers through the unbundled network platform. Finally, the company’s Interconnection Agreement, the primary wholesale contract between the company and its wholesale provider BellSouth Telecommunications expires on June 11, 2005 and the companies have not reached agreement on terms and conditions for the renewal of that agreement.  If a mutually acceptable agreement cannot be reached, the company may seek arbitration to determine the rates, terms and conditions for the wholesale services purchased from BellSouth. As a result of (a) significant changes to the FCC rules that previously required the incumbent local exchange companies to provide on a wholesale basis the unbundled network elements to us at cost based rates; (b) price increases established by various state public utility commissions and (c) the renegotiation of our Interconnection Agreement, the rates that we are to be charged to provide our services is expected to increase significantly in the remainder of 2005 and, are likely to continue to increase over time.

These cost increases have and will continue to lead us to increase our product pricing, which we believe inhibits our ability to add new customers and to retain existing customers. Therefore we have reduced our efforts to increase subscriber growth in markets other than those areas where we currently have or plan to deploy network facilities (Atlanta, GA and Charlotte, NC), which will require the company to target its sales and marketing expenditures around those future investments. In addition to the increases discussed above as a result of these regulatory actions, we plan to further increase our product pricing for our customers located in those areas where we do not currently have or plan to deploy network facilities. These cost increases will increase our revenue for such customers; however, it will likely adversely affect our ability to retain such customers on our service.

Potential Impacts

LecStar seeks to structure and price its products in order to maintain gross margin as a percentage of revenue at certain targeted levels. While the control of the structure and pricing of our products assists us in mitigating risks of regulatory uncertainty that can lead to increases in network and line costs, the telecommunications industry is highly competitive and there can be no assurances that we will be able to effectively pass along any increases in wholesale network access rates in the form of higher priced products.  There are several regulatory uncertainties that could cause our network and line costs as a percentage of revenue to increase in the future, including, without limitation:

•

Determinations by the FCC, courts, or state commission(s) that make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas, requiring us to provide services in these areas through other means, including total service resale agreements with incumbent local telephone companies, purchase of special access services or network elements purchased from the Regional Bell Operating Companies at "just and reasonable" rates under Section 271 of the Telecommunications Act of 1996, in any case at significantly increased costs, or to provide services over our own switching facilities, if we are able to deploy them. The U.S. Court of Appeals for the District of Columbia, on March 2, 2004, issued an order that reversed the FCC’s Triennial Review Order in part and remanded to the FCC with instructions to revise the Order in material ways that have the potential to make unbundled switching, other unbundled network elements and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas.

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

Item 4.  Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

First Empire Complaint – One of our subsidiaries, LTEL Holding Corporation, is among the defendants who have been sued in the Superior Court of Fulton County, State of Georgia, by First Empire Corporation and Allen B. Thomas, directly and derivatively in his capacity as shareholder of LecStar Corporation.  The lawsuit was filed in July 2004.  The plaintiffs in that case allege that certain of the defendants employed fraudulent and deceptive means to acquire the assets of LecStar Corporation, which included the capital stock of the Subsidiaries, LecStar Telecom, Inc.  and LecStar Datanet, Inc.  The plaintiffs further allege that those defendants subsequently transferred the stock of the subsidiaries to LTEL Holding Ltd., which we acquired through our subsidiary LTEL Acquisition Corporation in February 2004.  The plaintiffs argue that they are entitled to recover the value that we paid for LTEL Holding Corporation under multiple legal theories including breaches of fiduciary duty, negligence, gross negligence, conversion, fraud and violation of the Georgia Securities Act.  Three of the employees of the Subsidiaries have also been named as defendants in the litigation.

We have filed an answer in the litigation and are in the process of seeking to have a default judgment which the plaintiffs obtained against us set aside.  The plaintiffs claim that they are entitled to the default judgment because we did not timely answer the complaint.  However, the complaint was not properly delivered to us in a timely fashion, which we believe is an adequate basis to have the default judgment entered against us set aside.

We have not been involved in discovery in this litigation because the litigation is in the early stages.  Nonetheless, we believe that the claims of the plaintiffs are without merit and management intends to vigorously defend against the claims of the plaintiffs.

The principal Series H preferred stockholder has placed 300 shares of Series H Preferred Stock in escrow for a period of 12 months from the date of acquisition as protection with respect to breaches of representations and warranties of the LTEL selling stockholders, including any liability or payment that may arise from the above mentioned legal action.  As a result of the filing of the First Empire Litigation, we have asserted a claim for breach of certain representations and warranties.  To our knowledge, the Escrow Shares have not been released.

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

Second Series I Complaint – On March 10, 2005, Breckenridge filed a complaint against us (Supreme Court of the State of New York, County of Nassau, Index No. 3457/05) in connection with the Series I Preferred Stock (the “Second Series I Complaint”).  In the Second Series I Complaint, Breckenridge alleges that Fonix improperly failed to honor a conversion notice it tendered to us on February 25, 2005, converting 500 shares of Series I Preferred Stock into 6,180,469 shares of common stock.  Breckenridge sought a temporary restraining order and preliminary injunction requiring Fonix to honor that conversion notice, and all subsequently tendered conversion notices.  On March 14, 2005, the Court entered a temporary restraining order directing us to honor the February 25, 2005, conversion notice, and directed Breckenridge to deposit all proceeds from the sale of the converted shares to be deposited in an interest-bearing escrow account.  Breckenridge subsequently agreed that it would deposit the proceeds of all converted shares into the interest-bearing escrow account pending the outcome of the litigation.  We have filed a counterclaim against Breckenridge and intend to vigorously defend against the claims of Breckenridge.

We are involved in other claims and actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters will not materially affect our consolidated financial position, liquidity, or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2005, we issued 5,480,405 shares of our common stock under the Fifth Equity Line and 28,320,751 shares of our common stock under the Sixth Equity Line to the Equity Line Investor.  We issued 10,054,561 shares of our common stock in connection with conversions of our Series I Preferred stock to Breckenridge.  Subsequent to March 31, 2005 and through the date of this report, we issued 26,182,267 shares of our common stock under the Sixth Equity Line and 3,763,343 shares of our common stock in conversion of 78.207 shares of Series I Preferred Stock.  The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The resales of the shares were subsequently registered under registration statements on Form S-2.  The proceeds from the Fifth and Sixth Equity Line transactions were used for working capital.

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

Date: May 13, 2005

/s/ Roger D. Dudley

Roger D. Dudley, Executive Vice President,

Chief Financial Officer

(Principal financial officer)