Form 10-Q
period 2005-06-30
FONIX CORP
filed 2005-08-16
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005, or

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

As of August 10, 2005, there were issued and outstanding 271,265,451 shares of our Class A common stock.

FONIX CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – As of June 30, 2005 and December 31, 2004 3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the
Three Months and Six Months Ended June 30, 2005 and 2004 4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2005 and 2004 5

Notes to Condensed Consolidated Financial Statements 7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations 22

Item 3. Quantitative and Qualitative Disclosures about Market Risk 36

Item 4. Evaluation of Disclosure Controls and Procedures 38

PART II - OTHER INFORMATION

Item 1. Legal Proceedings 38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds 40

Item 6. Exhibits 40

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2005	2004

ASSETS

Current assets
Cash and cash equivalents	$ 393,000	$ 423,000
Accounts receivable	1,213,000	1,541,000
Prepaid expenses and other current assets	290,000	156,000

Total current assets	1,896,000	2,120,000

Long-term investments	-	237,000

Property and equipment, net of accumulated depreciation of $1,556,000 and $1,456,000, respectively	992,000	236,000

Deposit in escrow	395,000	395,000

Deposits and other assets	1,246,000	1,072,000

Intangible assets, net of accumulated amortization of $7,887,000 and $5,453,000, respectively	9,137,000	12,309,000

Goodwill	2,631,000	2,631,000

Total assets	$ 16,297,000	$ 19,000,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$ 7,674,000	$ 6,815,000
Accounts payable	5,903,000	5,225,000
Accrued payroll and other compensation	501,000	1,756,000
Deferred revenues	1,028,000	984,000
Notes payable - related parties	623,000	513,000
Current portion of notes payable	1,158,000	214,000
Deposits and other	216,000	193,000

Total current liabilities	17,103,000	15,700,000

Long-term notes payable, net of current portion	4,517,000	5,358,000

Total liabilities	21,620,000	21,058,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Series H, nonconvertible; 2,000 shares outstanding (aggregate liquidation preference of $20,000,000)	4,000,000	4,000,000
Series I, convertible; 1,172 and 2,250 shares outstanding, respectively
(aggregate liquidation preference of $1,350,000)	1,172,000	2,250,000
Common stock, $0.0001 par value; 800,000,000 shares authorized;
Class A voting, 242,547,954 and 131,200,170 shares outstanding, respectively	24,000	13,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	223,828,000	217,061,000
Outstanding warrants to purchase Class A common stock	735,000	735,000
Cumulative foreign currency translation adjustment	30,000	8,000
Accumulated deficit	(235,612,000)	(226,625,000)

Total stockholders' deficit	(5,323,000)	(2,058,000)

Total liabilities and stockholders' deficit	$ 16,297,000	$ 19,000,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$ 4,324,000	$ 4,242,000	$ 8,547,000	$ 6,168,000
Cost of revenues	2,499,000	2,269,000	4,686,000	3,062,000

Gross profit	1,825,000	1,973,000	3,861,000	3,106,000

Expenses:
Selling, general and administrative	3,404,000	3,779,000	6,817,000	6,130,000
Impairment of intangible assests	-	738,000	-	738,000
Amortization of intangible assets	1,586,000	1,709,000	3,172,000	2,282,000
Product development and research	527,000	668,000	1,046,000	1,466,000

Total expenses	5,517,000	6,894,000	11,035,000	10,616,000

Other income (expense):
Interest income	5,000	1,000	18,000	5,000
Gain on forgiveness of liabilities	16,000	21,000	16,000	502,000
Interest expense	(666,000)	(666,000)	(1,408,000)	(902,000)
Gain on sale of investments	-	-	134,000	-

Other expense, net	(645,000)	(644,000)	(1,240,000)	(395,000)

Net loss	(4,337,000)	(5,565,000)	(8,414,000)	(7,905,000)
Preferred stock dividends	(276,000)	(315,000)	(573,000)	(3,300,000)

Loss attributable to common stockholders	$ (4,613,000)	$ (5,880,000)	$ (8,987,000)	$ (11,205,000)

Basic and diluted loss per common share	$ (0.02)	$ (0.07)	$ (0.05)	$ (0.15)

Net loss	$ (4,337,000)	$ (5,565,000)	$ (8,414,000)	$ (7,905,000)
Other comprehensive (loss) income - foreign currency translation	11,000	-	22,000	-

Comprehensive loss	$ (4,326,000)	$ (5,565,000)	$ (8,392,000)	$ (7,905,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net loss	$ (8,414,000)	$ (7,905,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for interest expense related to McCormack Note	267,000	-
Accretion of discount on notes payable	375,000	214,000
Impairment losses	-	737,000
Gain on sale of long-term assets	(134,000)	-
Gain on forgiveness of liabilities	-	(502,000)
Amortization of intangibles	3,172,000	2,282,000
Depreciation and amortization	82,000	189,000
Foreign exchange loss (gain)	22,000	(13,000)
Changes in assets and liabilities, net of effects from purchase of LTEL:
Accounts receivable	328,000	355,000
Prepaid expenses and other current assets	(134,000)	(151,000)
Other assets	(174,000)	18,000
Accounts payable	678,000	(1,144,000)
Accrued payroll and other compensation	(1,255,000)	(3,121,000)
Other accrued liabilities	774,000	461,000
Deferred revenues	44,000	(107,000)

Net cash used in operating activities	(4,369,000)	(8,687,000)

Cash flows from investing activities
Cash received in connection with LTEL acquisition	-	47,000
Proceeds from sale of long term investment	371,000	-
Payments of deposit into escrow	-	(340,000)
Purchase of property and equipment	(838,000)	(171,000)

Net cash used in investing activities	(467,000)	(464,000)

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	4,791,000	7,809,000
Proceeds from related party note payable	110,000	-
Proceeds from issuance of Series I Preferred Stock	-	3,010,000
Payment of dividend on Series H Preferred Stock	-	(350,000)
Principal payments on notes payable	(95,000)	(95,000)
Proceeds from note payable	-	-

Net cash provided by financing activities	4,806,000	10,374,000

Net (decrease) increase in cash and cash equivalents	(30,000)	1,223,000

Cash and cash equivalents at beginning of year	423,000	50,000

Cash and cash equivalents at end of year	$ 393,000	$ 1,273,000

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$ 238,000	$ 522,500

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Six Months Ended June 30, 2005:

Issued 18,630,223 shares of Class A common stock in conversion of 1,078 shares of Series I Convertible Preferred Stock.

Issued 5,801,237 shares of Class A common stock as payment of $500,000 of dividends on Series H Preferred Stock.

Issued 7,093,445 shares of Class A common stock as payment of $443,000 of principal and interest on long-term debt.

Accrued $73,000 of dividends on Series I Preferred Stock.

Accrued $250,000 of dividends on Series H Preferred Stock

For the Six Months Ended June 30, 2004:

Issued 1,463,753 shares of Class A common stock in full satisfaction of $292,000 of liabilities.

In February 2004, the Company purchased all of the capital stock of LTEL Holdings Corporation for $12,800,000.  In conjunction with the acquisition, the Company acquired $22,259,000 of assets and assumed $9,459,000 liabilities of LTEL Holdings Corporation by the issuance of 7,036,801 shares of Class A common stock valued at $4,176,000, the issuance of 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock valued at $4,000,000 and the issuance of a 5% $10,000,000 promissory note valued at $4,624,000.

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

Operating results for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Nature of Operations – Fonix Corporation and its subsidiaries are engaged in providing integrated telecommunications services through LTEL Holdings Corporation and Fonix Telecom, Inc., and value-added speech-enabling technologies through The Fonix Speech Group.  Through LTEL Holdings Corporation, the Company operates LecStar Telecom, Inc., a regional provider of telecommunications services in the Southeastern United States, and LecStar DataNet, Inc., a provider of Internet services.  (LecStar Telecom, Inc., and LecStar DataNet are collectively referred to in this report as “LecStar.”)  Through Fonix Telecom, Inc., the Company offers Voice over Internet Protocol (VoIP”) and Broadband Power Line (“BPL”) telecommunication services primarily in the Southeastern United States.

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

Fonix Telecom’s VoIP telecommunication services include wireline voice, data, and long distance to primarily business customers.  Fonix Telecom’s BPL telecommunication services include wireline voice, data, and long distance to primarily residential customers.   Fonix Telecom, Inc., is in the process of becoming certified by the Federal Communications Commission and in various Southeastern states as a CLEC to provide regulated local, long distance and international telecommunications services

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Business Condition - For the three months ended June 30, 2005 and 2004, the Company generated revenues of $4,324,000 and $4,242,000, respectively, and incurred net losses of $4,337,000 and $5,565,000, respectively.  For the six months ended June 30, 2005 and 2004, the Company generated revenues of $8,547,000 and $6,168,000, respectively, incurred net losses of $8,414,000 and $7,905,000, respectively and had negative cash flows from operating activities of $4,369,000 and $8,687,000, respectively.  As of June 30, 2005, the Company had an accumulated deficit of $235,612,000, negative working capital of $15,207,000, accrued liabilities of $7,674,000, accounts payable of $5,903,000 and accrued employee wages and other compensation of $501,000.  The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2005, primarily due to significant expenditure requirements associated with continued marketing and development of its speech-enabling technologies and further developing its telecommunications services business.

The Company’s cash resources, limited to collections from customers, draws on the Sixth and Seventh Equity Lines and loans, have not been sufficient to cover operating expenses.  As a result, payments to employees and vendors have been delayed.  The Company had not been declared in default under the terms of any material agreements.

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

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  As of June 30, 2005 and 2004, there were outstanding common stock equivalents to purchase 38,264,776 and 17,970,599 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.  The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,
	2005		2004
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss	$ (4,337,000)		$ (5,565,000)
Preferred stock dividends	(276,000)		(315,000)
Net loss attributable to common stockholders	$ (4,613,000)	$ (0.02)	$ (5,880,000)	$ (0.07)
Weighted-average common shares outstanding	216,972,730		87,435,005

	Six Months Ended June 30,
	2005		2004
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss	$ (8,414,000)		$ (7,905,000)
Preferred stock dividends	(573,000)		(3,300,000)
Net loss attributable to common stockholders	$ (8,987,000)	$ (0.05)	$ (11,205,000)	$ (0.15)
Weighted-average common shares outstanding	184,465,237		76,801,462

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Intangible Assets - Customer base, contracts and agreements and brand names are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives.  For intangible assets subject to amortization, an impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.  Intangible assets deemed to have indefinite useful lives, primarily the LecStar brand name, are not amortized and are tested for impairment on a quarterly basis. Impairment of these intangible asserts is recognized if their carrying amounts are not recoverable or exceed their fair values.

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured.  Revenues are recognized by the Company based on the various types of transactions generating the revenue.  For software sales, the Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” and related interpretations.  The Company generates revenues from licensing the rights to its software products to end-users and from royalties.  For telecommunications services, revenue is recognized in the period that the service is provided.

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

For Fonix Telecom, and LTEL Holdings, the Company’s telecommunications revenue is comprised of two main components: (1) fees paid by business and residential subscribers of voice and data services and (2) carrier access fees.  Subscriber revenues include monthly recurring charges, usage charges and non-recurring charges.  Monthly recurring charges are flat monthly fees for local phone and data services.  Usage charges, which primarily include long distance fees, are generally billed on a per-minute or per-call basis.  Non-recurring charges are generally one-time charges for installation or changes to the subscriber’s service.  Carrier access fees are paid to the Company by other telecommunications carriers as compensation for originating and terminating the carriers’ long distance traffic.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred revenue as of June 30, 2005, and December 31, 2004, consisted of the following:

Description	Criteria for Recognition	June 30, 2005	December 31, 2004
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 500,000	$ 458,000
Telecom deferred revenue	Service provided for customer	528,000	526,000
Total deferred revenue		$ 1,028,000	$ 984,000

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

At June 30, 2005, the Company had stock-based employee compensation plans.  The Company accounts for the plans under the recognition method and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Interpretations. Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock, and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company’s common stock, and is recognized on the date of award or purchase.  The effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation is as follows:

Three Months Ended June 30,	2005	2004
Net loss, as reported	$ (4,337,000)	$ (5,565,000)
Add back: Total stock-based employee compensation	-	-
Deduct: Total stock-based employee compensation
determined under fair value based method for all awards	(15,000)	(10,000)
Pro forma net loss	$ (4,352,000)	$ (5,575,000)
Basic and diluted net loss per common share:
As reported	$ (0.02)	$ (0.07)
Pro forma	(0.02)	(0.07)

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Six Months Ended June 30,	2005	2004
Net loss, as reported	$ (8,414,000)	$ (7,905,000)
Add back: Total stock-based employee compensation	-	-
Deduct: Total stock-based employee compensation
determined under fair value based method for all awards	(37,000)	(59,000)
Pro forma net loss	$ (8,451,000)	$ (7,964,000)
Basic and diluted net loss per common share:
As reported	$ (0.05)	$ (0.15)
Pro forma	(0.05)	(0.15)

Recently Enacted Accounting Standards – In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements.  Statement 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  The Company expects that the adoption of SFAS 154 will not have a material impact on its financial statements.

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

The following pro forma information is presented to reflect the operations of the Company and LTEL on a combined basis as if the acquisition of LTEL had been completed as of the beginning of the six-month period ended June 30, 2004:

Six Months
Ended June 30, 2004
Revenues	$ 9,272,000
Net loss	$ (9,405,000)
Basic and diluted net loss per common share	$ (0.12)

Empire One Telecommunications, Inc Acquisition - On November 19, 2004, the Company signed a Merger Agreement (the “Agreement”) that set forth the principal terms on which Fonix would acquire Empire One Telecommunications, Inc., (“EOT”), a Brooklyn, New York-based CLEC.  EOT is a regional provider of communications services, including wireline voice, data, long distance and Internet services, to business and residential customers in 16 states and the District of Columbia.  The closing of the EOT transaction (as anticipated by the Agreement) is subject to several conditions including, among others, the completion of necessary regulatory approvals.  At the present time, EOT has not completed the necessary closing conditions, including the completion of necessary regulatory approvals.  The Company has substantial questions about whether EOT can and will complete the required conditions to closing. Accordingly, there can be no assurance that Fonix will complete this acquisition.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.  GOODWILL AND INTANGIBLE ASSETS

Goodwill - Goodwill relates solely to our speech-enabling business segment of The Fonix Speech Group.  The carrying value of goodwill is assessed for impairment quarterly.  These assessments resulted in no impairment and the carrying value of goodwill remained unchanged at $2,631,000 for the six months ended June 30, 2005.

Intangible Assets - The components of other intangible assets at June 30, 2005, which all relate to LTEL were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer base – business	$ 8,139,000	$ (3,289,000)	$ 4,850,000
Customer base – residential	6,291,000	(3,647,000)	2,644,000
Contracts and agreements	1,484,000	(951,000)	533,000
Total Amortizing Intangible Assets	15,914,000	(7,887,000)	8,027,000
Indefinite-lived Intangible Assets:
Brand name	1,110,000	--	1,110,000

Total Intangible Assets	$ 17,024,000	$ (7,887,000)	$ 9,137,000

Customer base amortization was $1,300,000 during the three months and $2,600,000 during the six months ended June 30, 2005.  Amortization related to contracts and agreements was $285,000 during the three months ended and $570,000 during the six months ended June 30, 2005.  All amortization expense is charged to selling, general and administrative expense.  At June 30, 2004, the Company recognized an impairment loss on the contracts and agreements intangible asset acquired in connection with the LecStar acquisition of $738,000 based on estimated future cash flows.  No further impairment was required at June 30, 2005.

Estimated aggregate amortization expense for the six months ending December 31, 2005, and each of the succeeding three full years is as follows:

2005	$3,134,000
2006	3,743,000
2007	1,151,000
2008	–

4.  NOTES PAYABLE

In connection with the acquisition of the capital stock of LTEL in 2004, the Company issued a 5%, $10,000,000, secured, six-year note payable to McCormack Avenue, Ltd.  Under the terms of the note payable, quarterly interest- only payments were required through January 15, 2005, with quarterly principal and interest payments of $319,000 beginning April 2005 and continuing through January 2010.  Interest on the promissory note is payable in cash or, at the Company’s option, in shares of the Company’s Class A common stock.  The note is secured by the capital stock and all of the assets of LTEL and its subsidiaries.  The note has a mandatory prepayment clause wherein the Company is required to make prepayments in any given month where the Company receives net proceeds in excess of $900,000 from the Fifth Equity Line (or replacements thereof with the Equity Line Investor).  The required prepayment is calculated by multiplying the net proceeds received over $900,000 by 33%.  During 2004, the Company made mandatory prepayments on the note of $415,000.  During the six months ended June 30, 2005, the Company made scheduled principal payments of $178,000.

On January 15, 2005, the Company issued 655,162 shares of its Class A common stock in payment of $124,000 of interest under the terms of the note.  On April 15, 2005, the Company issued 6,384,283 shares of its Class A common stock in payment of $319,000 of interest and principal under the terms of the note.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On February 28, 2003, LecStar established an asset securitization facility that provided LecStar with $750,000.  Assets securitized under this facility consist of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana.  LecStar has pledged its interest in the special purpose securitization facility, LecStar Telecom Ventures LLC, and customer accounts receivable to the lender.  The Company has recorded the $750,000 as a note payable in its consolidated financial statements.  The note bears an interest rate of 6.5% and is due on February 27, 2007, with 24 equal monthly installments that began on March 6, 2005.  The Company had made principal payments of $97,000 through June 30, 2005.

The following schedule summarizes notes payable at June 30, 2005, and December 31, 2004:

	June 30,	December 31,
Notes Payable	2005	2004
5% Note payable to a company, $9,408,000 and $9,584,000
face amount, respectively, due in quarterly installments of
$319,000, matures January 2010, less unamortized discount
based on interest imputed at 25% of $4,388,000 and
$4,762,000, respectively	$ 5,022,000	$ 4,822,000
Note payable to a company, due in monthly installments of
$23,000, interest at 6.5%, matures February 2007, collateralized
by trade accounts receivable	653,000	750,000
Note payable to related parties, interest at 12%, matures
September 2005	545,000	435,000
Note payable to related parties, interest at 5%, matures
December 2005	78,000	78,000
Total notes payable	6,298,000	6,085,000
Less current maturities	(1,781,000)	(727,000)
Long-Term Notes Payable	$ 4,517,000	$ 5,358,000

5.  RELATED-PARTY NOTES PAYABLE

In connection with the acquisition of certain entities in 1998, the Company issued unsecured demand notes payable to former stockholders of the acquired entities in the aggregate amount of $1,710,000.  Of the notes payable, $78,000 remained unpaid as of June 30, 2005.  During 2000, the holders of these notes made demand for payment and the Company commenced negotiating with the holders of these notes to reduce the outstanding balance.  No additional demands have been made and no payments have been made by the Company to the holders of these notes.

During 2002, two executive officers of the Company (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to the Company under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in Company operations.  The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003.  The Company and the Lenders agreed to postpone the maturity date on several occasions.  The note is presently due September 30, 2005.  After December 11, 2002, all or part of the outstanding balance and unpaid interest became convertible at the option of the Lenders into shares of Class A common stock of the Company.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the fourth quarter of 2003, the Company made a principal payment of $26,000 against the outstanding balance of the promissory note.  At September 30, 2004 the Company entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between the company and the note holders.  The Company classified the release of $1,443,000 as a capital contribution during the fourth quarter of 2004.  The Company made principal payments against the note of $253,000 during the year ended December 31, 2004.  During the quarter ended June 30, 2005, the Company received an additional advance of $110,000 against the promissory note.  The balance due at June 30, 2005 was $545,000.

The unpaid balance of $545,000 is secured by a second priority security interest in the Company’s intellectual property rights.  As of June 30, 2005, the Lenders had not converted any of the outstanding balance or interest into common stock.

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

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Upon discovering in March 2004 that the Unauthorized Shares had been improperly transferred to the Debenture holder, the Company attempted to settle the matter with the Debenture holder but was unable to reach a settlement.  Accordingly, in October 2004, the Company asserted claims in a lawsuit against the Debenture holder, alleging the improper transfer to and subsequent sale of the Unauthorized Shares by the Debenture holder.  .  In the lawsuit the Company seeks (i) a declaratory judgment that the Company may set off the fair value of the Unauthorized Shares against the value the Company owes to the Debenture holder in connection with the Series I Preferred Stock transaction (see Note 7), (ii) judgment against the Debenture holder for the fair value of the Unauthorized Shares, and (iii) punitive damages from the Debenture holder for improper conversion of the Unauthorized Shares.

7.  PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock - At June 30, 2005, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

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

(Unaudited)

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

Series I Convertible Preferred Stock - On October 24, 2003, the Company entered into a private placement of shares of its Class A common stock with The Breckenridge Fund, LLC, a New York limited liability company ("Breckenridge").  Under the terms of the private placement, Breckenridge agreed to purchase 1,043,478 shares of Fonix Class A common stock for $240,000 (the "Private Placement Funds").

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

Following negotiations with Breckenridge, the Company entered into a purchase agreement (the "Purchase Agreement") with Breckenridge dated as of December 31, 2003 and on January 29, 2004, the Company issued to Breckenridge 3,250 shares of 8% Series I Convertible Preferred Stock (the "Series I Preferred Stock"), for an aggregate purchase price of $3,250,000, including the Private Placement Funds which the Company had already received.  .  The Series I Preferred Stock has a stated value of $1,000 per share.

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

Dividends on the Series I Preferred Stock are payable at the annual rate of 8% of the stated value of the shares of Series I Preferred Stock outstanding.  The dividends are payable in cash or shares of our Class A common stock, at the Company’s option.  As of June 30, 2005, the Company had accrued dividends of $330,000 on its Series I Preferred Stock.

The Series I Preferred Stock is convertible into shares of our Class A common stock at the lower of (i) $0.75 per share or (ii) 87.5% of the average of the two lowest closing bid prices over the twenty trading days prior to the conversion date.

Under the terms of the purchase agreement, the Company agreed to establish an escrow account (the “Escrow Account”), into which it deposits funds which can be used for the Company’s optional redemption of the Preferred Stock, or which may be used by Breckenridge to require the Company to redeem the Preferred Stock if the Company has defaulted under the purchase agreement.  The Company is required to deposit into the Escrow Account 25% of any amount it receives in excess of $1,000,000, calculated per put, under the terms of the Fifth Equity Line of Credit, or other similar equity line of financing arrangement.   As of June 30, 2005, the Company had deposited $395,000 into the escrow account in full compliance with the requirement.  The escrow deposit is reflected as a long-term asset in the accompanying financial statements.

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

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of June 30, 2005, the Company had issued 27,066,095 shares of the Company’s Class A common stock in response to conversion requests during 2004 and 2005 for 2,078 shares of Series I Preferred Stock.  As of June 30, 2005, there were 1,172 shares of Series I Preferred Stock outstanding.

The Company and Breckenridge are engaged in litigation in New York Superior Court concerning the Company’s assertion that it should be allowed to offset certain claims against Breckenridge against the balance due under the Series I Preferred Stock, as more fully described in Note 10 below.

8.  EQUITY LINES OF CREDIT

Fifth Equity Line of Credit - The Company entered, as of July 1, 2003, into a fifth private equity line agreement (the “Fifth Equity Line Agreement”) with Queen, LLC (the “Equity Line Investor”).  Under the Fifth Equity Line Agreement, the Company had the right to draw up to $20,000,000 against an equity line of credit (“the Fifth Equity Line”) from the Equity Line Investor.  The Company was entitled under the Fifth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of the Company’s Class A common stock in lieu of repayment of the draw.  The number of shares to be issued was determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of the Company’s Class A common stock over the ten trading days after the put notice was tendered.  The Equity Line Investor was required under the Fifth Equity Line Agreement to tender the funds requested by the Company within two trading days after the ten-trading-day period used to determine the market price.

For the six months ended June 30, 2005, the Company issued 5,480,405 shares of Class A common stock to the Equity Line Investor in full satisfaction of an outstanding put of $668,000.

Sixth Equity Line of Credit – On November 15, 2004, the Company entered into a sixth private equity line agreement (the “Sixth Equity Line Agreement”) with the Equity Line Investor.  Under the Sixth Equity Line Agreement, the Company had the right to draw up to $20,000,000 against an equity line of credit (“the Sixth Equity Line”) from the Equity Line Investor.  The Company was entitled under the Sixth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of the Company’s Class A common stock in lieu of repayment of the draw.  The number of shares to be issued was determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of the Company’s Class A common stock over the ten trading days after the put notice was tendered.  The Equity Line Investor was required under the Sixth Equity Line Agreement to tender the funds requested by the Company within two trading days after the ten-trading-day period used to determine the market price.

In connection with the Sixth Equity Line Agreement, the Company granted registration rights to the Equity Line Investor and filed a registration statement on Form S-2, which covered the resales of the shares to be issued under the Sixth Equity Line.  The Company was obligated to maintain the effectiveness of the registration statement.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the six months ended June 30, 2005, the Company received $4,263,000 in funds drawn under the Sixth Equity Line, less commissions and fees of $141,000 and issued 74,396,474 shares of Class A common stock to the Equity Line Investor.  As of June 30, 2005, the Company owed 737,025 shares of Class A common stock to the Equity Line Investor relating to funds received under a put notice valued at $85,000.  This amount is reflected in the financial statements as an accrued liability.

Seventy Equity Line of Credit – On May 27, 2005, the Company entered into a seventh private equity line agreement (the "Seventh Equity Line Agreement") with the Equity Line Investor, on terms substantially similar to those of the Sixth Equity Line between Queen and the Company dated November 15, 2004.

Under the Seventh Equity Line Agreement, the Company has the right to draw up to $20,000,000 against an equity line of credit (the "Seventh Equity Line") from the Equity Line Investor.  The Company is entitled under the Seventh Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of the Company's Class A common stock in lieu of repayment of the draw.  The Company is limited as to the amount of shares we may put to the Equity Line Investor in connection with each put; the Company may not put shares which would cause the Equity Line Investor to own more than 4.99% of the Company’s outstanding common stock on the date of the put notice.  The number of shares to be issued in connection with each draw is determined by dividing the amount of the draw by 93% of the average of the two lowest closing bid prices of the Company’s Class A common stock over the ten trading days after the put notice is tendered.  The Equity Line Investor is required under the Seventh Equity Line Agreement to tender the funds requested by the Company within two trading days after the ten-trading-day period used to determine the market price.

The Company entered into an agreement with the Equity Line Investor to terminate all previous equity lines, and cease further draws or issuances of shares in connection with all previous equity lines.  As such, as of the date of this report, the only active equity line of credit was the Seventh Equity Line.

In connection with the Seventh Equity Line Agreement, the Company granted registration rights to the Equity Line Investor and filed a registration statement which covers the resales of the shares to be issued under the Seventh Equity Line.

9.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Class A Common Stock – During the six months ended June 30, 2005, the Company issued 5,480,405 shares of its Class A common stock under the Fifth Equity Line and 74,396,474 shares of its Class A common stock under the Sixth Equity Line (see Note 8); 18,630,223 shares were issued in conversion of 1,078 shares of Series I Preferred Stock; 3,636,042 shares were issued as payment of $500,000 of Series H Preferred dividends; and 7,039,445 shares were issued as payment of $443,000 of principal and interest on long-term debt.

Stock Options – On January 19, 2005 the Company entered into an option exchange program with its employees, wherein the Company gave eligible Fonix employees the opportunity to exchange outstanding stock options for the same number of new options to be issued at least six months and one day from the expiration of the offer.  As a result of the option exchange program, the Company cancelled 414,450 options to purchase shares of the Company’s Class A common stock effective February 22, 2005.  The Company issued a promise to grant options on August 23, 2005, to employees who elected to tender their options.  As of June 30, 2005, the Company had a total of 962,750 options to purchase Class A common stock outstanding.  During the six months ended June 30, 2005, the Company granted options to employees to purchase 708,100 shares of Class A common stock, none of which were to employees participating in the option exchange program.  The options have an exercise price of $0.12 per share, which was the quoted fair market value of the stock on the dates of grant.  The options granted vest over the three years following issuance.  Options expire within ten years from the date of grant if not exercised.  Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $0.11 per share.

Warrants – As of June 30, 2005, the Company had warrants to purchase a total of 980,389 shares of Class A common stock outstanding that expire through 2010.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.  LITIGATION, COMMITMENTS AND CONTINGENCIES

U.S. Department of Labor Settlement Agreement - On March 5, 2003, the Company entered into a settlement agreement with the U.S. Department of Labor relating to back wages owed to former and current employees during 2002.  Under the agreement the Company is required to pay an aggregate of $4,755,000 to certain former and current employees in twenty-four installment payments.  The first installment payment was due May 1, 2003.  The remaining payments are due on the first day of each month, until paid in full.  On June 30 2005, the balance due under this obligation was approximately $430,000.

Grenfell Litigation - Two of the Company’s subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc., (the “Subsidiaries”) are among the defendants who have been sued in the Superior Court of Fulton County, State of Georgia, by James D. Grenfell, the former CFO of LecStar.  The suit was filed in December 2003. The plaintiff in that case alleges that he has an unpaid judgment in the amount of $1,015,000 plus interest against the former parent entities of the Subsidiaries and that the transfer of such stock and business in December 2002 was in violation of the Georgia Fraudulent Transfer statute.   LecStar Telecom, Inc. has also intervened in the underlying action relating to the judgment.   To the extent that our subsidiaries or we are or should become proper parties to this action, and if the appeal and the motion to dismiss are denied, the Company will defend vigorously against these claims.

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

The Company has filed an answer in the litigation, but has not been involved in discovery in this litigation because the litigation is in the early states.  Nonetheless, the Company believes that the claims of the plaintiffs are without merit and management intends to vigorously defend against eh claims of the plaintiffs.

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

Breckenridge Lawsuit – In October 2004, the Company filed a lawsuit against The Breckenridge Fund, LLC (“Breckenridge”), alleging the improper transfer to and subsequent sale of shares of our common stock by Breckenridge (the “Breckenridge Lawsuit”).  The complaint seeks (i) a declaratory judgment that we may set off the fair value of the Unauthorized Shares against the value we owe to Breckenridge in connection with the Series I Preferred Stock transaction, (ii) judgment against Breckenridge for the fair value of the Unauthorized Shares, and (iii) punitive damages from Breckenridge for improper conversion of the Unauthorized Shares.  In March 2005, the court dismissed the Breckenridge Lawsuit without prejudice, finding that a forum selection clause required the claims to be litigated in New York.  The Company is now litigating those claims in New York (see Second Series I Complaint, below).

First Series I Complaint – On November 10, 2004, Breckenridge tendered to Fonix a conversion notice, converting 16 shares of Series I Preferred Stock into 123,971 shares of common stock.  In response, Fonix instructed its transfer agent to include on the share certificate a legend referencing the restraining order and the Breckenridge Lawsuit.   Subsequently, Breckenridge filed a complaint against us (Supreme Court of the State of New York, County of Nassau, Index No. 015822/04) (the “First Series I Complaint”) alleging that it was improper for us to include any legends on the shares issued in connection with conversions of the Series I Preferred Stock other than those agreed to by Breckenridge in the Series I Preferred Stock purchase agreement (the “Series I Agreement”).  Breckenridge also seeks liquidated damages for our failure to issue shares free of the allegedly inappropriate legend.  The Complaint seeks $4,000,000 in compensatory damages and $10,000,000 in punitive damages.  The Company has filed a motion to dismiss and intends to vigorously defend itself.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Second Series I Complaint – On March 10, 2005, Breckenridge filed a complaint against the Company (Supreme Court of the State of New York, County of Nassau, Index No. 3457/05) in connection with the Series I Preferred Stock (the “Second Series I Complaint”).  In the Second Series I Complaint, Breckenridge alleges that Fonix improperly failed to honor a conversion notice it tendered to us on February 25, 2005, converting 500 shares of Series I Preferred Stock into 6,180,469 shares of common stock.  Breckenridge sought a temporary restraining order and preliminary injunction requiring Fonix to honor that conversion notice, and all subsequently tendered conversion notices.  On March 14, 2005, the Court entered a temporary restraining order directing us to honor the February 25, 2005, conversion notice, and directed Breckenridge to deposit all proceeds from the sale of the converted shares to be deposited in an interest-bearing escrow account.  Breckenridge subsequently agreed that it would deposit the proceeds of all converted shares into the interest-bearing escrow account pending the outcome of this litigation.  The Company has filed a counterclaim against Breckenridge asserting the same causes of action as it alleged in the Breckenridge Lawsuit.  Discovery is proceeding and a trial is scheduled to commence on September 12, 2005.  The Company intends to vigorously defend itself against the claims of Breckenridge and to vigorously purse its counterclaims against Breckenridge .

The Company is the subject of certain legal actions.  Management does not believe that current pending litigation involving the Company will have a material adverse effect on the Company’s consolidated financial position or results of operations.  This conclusion has been developed in consultation with outside counsel handling the Company’s defense in the matters.  However, the litigation and other claims noted in this report are subject to inherent uncertainties and it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in management’s assumptions and the effectiveness of Fonix’s strategies related to these legal actions.

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

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following presents certain segment information as of and for the six months ended June 30, 2005:

	LecStar Telecom	Fonix Telecom	Speech	Total

Revenues from external customers	$ 7,798,000	$ 29,000	$ 720,000	$ 8,547,000
Selling, general and administrative	3,372,000	1,031,000	2,332,000	6,735,000
Depreciation and amortization	3,222,000	--	32,000	3,254,000
Interest expense	761,000	--	647,000	1,408,000
Gain on sale of investments	134,000	--	--	134,000
Segment loss	(5,714,000)	(1,028,000)	(1,672,000)	(8,414,000)
Segment assets	12,043,000	686,000	3,568,000	16,297,000
Expenditures for segment assets	145,000	686,000	7,000	838,000

Revenues and assets outside the United States of America were not material.  During the three and six months ended June 30, 2005 and 2004, the Company had no customers that exceeded 10% of total revenues.

12.  SUBSEQUENT EVENTS

Subsequent to June 30, 2005 and through August 10, 2005 the Company received $5,000 in funds, drawn under the Sixth Equity Line and issued 737,025 additional shares of Class A common stock to the Equity Line Investor.

Subsequent to June 30, 2005 and through August 10, 2005, the Company received $1,000,000 in funds, less commissions and fees of $34,000 drawn under the Seventh Equity Line and issued 19,110,763 shares of Class A common stock to the Equity Line Investor.

Subsequent to June 30, 2005 and through August 10, 2005, the Company issued 3,881,988 shares as payment of Series H Preferred dividends of $250,000 and 4,987,721 shares of Class A commons tock as payment of $319,000 of principal and interest on the McCormack debt.

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

Overview

We are engaged in providing integrated telecommunications services through LTEL Holdings Corporation and Fonix Telecom, Inc., and LecStar Telecom, Inc., and value-added speech technologies through The Fonix Speech Group.  Through LTEL Holdings Corporation, we operate LecStar Telecom, Inc., a regional provider of telecommunications services in the Southeastern United States and LecStar DataNet, Inc., a provider of Internet services.  (LecStar Telecom, Inc. and LecStar DataNet are collectively referred to in this report as “LecStar”).  Through Fonix Telecom, Inc., we offer Voice over Internet Protocol (“VoIP”) and Broadband Power Line (“BPL”) telecommunication services primarily in the Southeastern United States.

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

Fonix Telecom’s VoIP telecommunication services include wireline voice, data, and long distance to primarily business customers.  Fonix Telecom’s BPL telecommunication services include wireline voice, data, and long distance to primarily residential customers.   Fonix Telecom, Inc., is in the process of becoming certified by the Federal Communications Commission and in various Southeastern states as a CLEC to provide regulated local, long distance and international telecommunications services

For the three months ended June 30, 2005 and 2004, we generated revenues of $4,324,000 and $4,242,000, respectively, and incurred net losses of $4,337,000 and $5,565,000, respectively.  For the six months ended June 30, 2005 and 2004, we generated revenues of $8,547,000 and $6,168,000, respectively, incurred net losses of $8,414,000 and $7,905,000, respectively, and had negative cash flows from operating activities of $4,369,000 and $8,687,000, respectively.  As of June 30, 2005, we had an accumulated deficit of $235,613,000, negative working capital of $15,207,000, accrued liabilities of $7,674,000, accounts payable of $5,903,000 and accrued employee wages and other compensation of $501,000.  We expect to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2005, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies and further developing our telecommunications services business.

Our cash resources, limited to collections from customers, draws on the Sixth and Seventh Equity Lines and loans, have not been sufficient to cover operating expenses.  We had not been declared in default under the terms of any material agreements.

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

Accounting estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

 Valuation of long-lived assets – The carrying values of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurred, we would project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset.  If projections were to indicate that the carrying value of the long-lived asset would not be recovered, the carrying value of the long-lived asset, other than software technology, would be reduced by the estimated excess of the carrying value over the projected discounted cash flows.

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

Goodwill – Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs.  If a triggering event occurs, the undiscounted net cash flows of the asset or entity to which the goodwill relates are evaluated.  Impairment is indicated if undiscounted cash flows are less than the carrying value of the assets.  The amount of the impairment is measured using a discounted-cash-flow model considering future revenues, operating costs, a risk-adjusted discount rate and other factors.

Revenue recognition – We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable and collectibility is reasonable assured.  Revenues are recognized by us based on the various types of transactions generating the revenue.  For software sales, we recognize revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition” and related interpretations.  We generate revenues from licensing the rights to our software products to end-users and from royalties.  For telecommunications services, revenue is recognized in the period that the service is provided.

For The Fonix Speech Group, revenue of all types is recognized when acceptance of functionality, rights of return and price protection are confirmed or can be reasonably estimated, as appropriate.  Revenue for hardware units delivered is recognized when delivery is verified and collection assured.

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

For Fonix Telecom, and LTEL Holdings, our telecommunications revenue is comprised of two main components: (1) fees paid by business and residential subscribers of voice and data services and (2) carrier access fees.  Subscriber revenues include monthly recurring charges, usage charges and non-recurring charges.  Monthly recurring charges are flat monthly fees for local phone and data services.  Usage charges, which primarily include long distance fees, are generally billed on a per-minute or per-call basis.  Non-recurring charges are generally one-time charges for installation or changes to the subscriber’s service.  Carrier access fees are paid to us by other telecommunications carriers as compensation for originating and terminating the carriers’ long distance traffic.

Deferred revenue as of June 30, 2005, and December 31, 2004, consisted of the following:

Description	Criteria for Recognition	June 30, 2005	December 31, 2004
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 500 ,000	$ 458,000
Telecom deferred revenue	Service provided for customer	528,000	526,000
Total deferred revenue		$ 1,028,000	$ 984,000

Cost of revenues – Cost of revenues from telecommunications services consists mainly of billings from the incumbent local exchange carriers (“ ILECs”) for access to the ILEC’s network.  With respect to The Fonix Speech Group, cost of revenues from license, royalties, and maintenance consists of costs to distribute the product, installation and support personnel compensation, amortization and impairment of capitalized speech software costs, licensed technology, and other related costs.  Cost of service revenues consists of personnel compensation and other related costs.

Software Technology Development and Production Costs – All costs incurred to establish the technological feasibility of speech software technology to be sold, leased, or otherwise marketed are charged to product development and research expense. Technological feasibility is established when a product design and a working model of the software product have been completed and confirmed by testing.  Costs to produce or purchase software technology incurred subsequent to establishing technological feasibility are capitalized.  Capitalization of software costs ceases when the product is available for general release to customers.  Costs to perform consulting or development services are charged to cost of revenues in the period in which the corresponding revenues are recognized.  Costs of maintenance and customer support are charged to expense when related revenue is recognized or when these costs are incurred, whichever occurs first.

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

Stock-based Compensation Plans – We account for our stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete.

At June 30, 2005, we had stock-based employee compensation plans.  We account for the plans under the recognition method and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Interpretations. Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option’s exercise price on the measurement date is below the fair value of our common stock, and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of our common stock, and is recognized on the date of award or purchase.

Imputed Interest Expense – Interest is imputed on long-term debt obligations and notes receivable where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics.

Foreign Currency Translation – The functional currency of our Korean subsidiary is the South Korean won.  Consequently, assets and liabilities of the Korean operations are translated into United States dollars using current exchange rates at the end of the year.  All revenue is invoiced in South Korean won and revenues and expenses are translated into United States dollars using weighted-average exchange rates for the year.

Comprehensive Income – Other comprehensive income presented in the accompanying consolidated financial statements consists of cumulative foreign currency translation adjustments.

Recently Enacted Accounting Standards – In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements.  Statement 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. Statement 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005.  We expect that the adoption of SFAS 154 will not have a material impact on our financial statements.

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

Results of Operations

Three months ended June 30, 2005, compared with three months ended June 30, 2004

During the three months ended June 30, 2005, we recorded revenues of $4,324,000, an increase of $82,000 from $4,242,000 for the same period in 2004.  The increase was primarily due to increased non-recurring engineering (“NRE”) speech revenues of $235,000, partially offset by decreased telecommunications revenues of $164,000 due to the implementation of more stringent credit policies at LecStar.

Cost of revenues was $2,499,000, an increase of $230,000 from $2,269,000, for the three months ended June 30, 2005.  The increase was primarily due increased costs associated with providing our telecommunications services through LecStar.

Selling, general and administrative expenses were $3,404,000 for the three months ended June 30, 2005, a decrease of $375,000 from $3,779,000 for the same period in 2004.  The decrease was primarily due the decreased salary and wage expenses of $131,000, decreased bad debt of $103,000, decreased depreciation expenses of $82,000, decreased travel expenses of $40,000, decreased legal and accounting fees of $19,000, decreased promotion and advertising expenses of $16,000, decreased billing costs of $13,000, decreased consulting expenses of $10,000, decreased occupancy related expenses of $8,000 and decreased investor relations expenses of $2,000, partially offset by increased taxes, licenses and permits of $26,000 and increased other operating expenses of $23,000.

We incurred research and product development expenses of $527,000 for the three months ended June 30, 2005, a decrease of $141,000 from $668,000 for the same period in 2004.  The decrease was primarily due to an overall decrease in salaries and wage-related expenses of $51,000, decreased other operating expenses of $46,000, decreased consulting expenses of $25,000, decreased travel expenses of $11,000 and decreased depreciation of $8,000 due to the overall decrease in fixed assets.

Other expense, net of other income, was $645,000 for the three months ended June 30, 2005, an increase of $1,000 from $644,000 for the same period in 2004.

Six months ended June 30, 2005, compared with six months ended June 30, 2004

During the six months ended June 30, 2005, we recorded revenues of $8,547,000, an increase of $2,379,000 from $6,168,000 for the same period in 2004.  The increase was primarily due to the acquisition of LecStar accounting for $2,272,000, increase NRE revenues of $239,000, increased retail revenue of $43,000, increased licenses revenues of $7,000 and a decrease in DECTalk royalties of $182,000.

Cost of revenues was $4,686,000 for the six months ended June 30, 2005, an increase of $1,624,000 from $3,062,000 for the same period in 2004.  The increase was primarily due increased costs associated with providing our telecommunications services through LecStar.

Selling, general and administrative expenses were $6,817,000 for the six months ended June 30, 2005, representing an increase of $687,000 from $6,130,000 for the same period in 2004.  The increase was due to increased depreciation expense and increased amortization expense related to intangible assets acquired in the LecStar acquisition of $601,000, increased investor relations related expenses of $34,000, increase other operating expense of $30,000 and increased taxes and license fees of $9,000, partially offset by decreased legal and accounting fees of $232,000, decreased salary and wage related costs of $174,000, decreased travel related expenses of $60,000, decrease consulting expenses of $26,000 decreased occupancy related costs of $21,000 and decreased promotion and advertising expenses of $8,000.

We incurred research and product development expenses of $1,046,000 for the six months ended June 30, 2005, a decrease of $420,000 from $1,466,000 for the same period in 2004.  The decrease was primarily due to an overall decrease in salaries and wage related expenses of $263,000, decreased other operating expenses of $85,000, decreased consulting expenses of $48,000 due to a decrease in the utilization of external consultants, decreased depreciation of $18,000 due to the overall decrease in fixed assets and decrease travel expenses of $20,000, partially offset by increase occupancy related costs of $14,000.

Other expense, net of other income, was $1,240,000 for the six months ended June 30, 2005, an increase of $845,000 from $395,000 for the same period in 2004.  The overall increase is due to the increased interest expense related to debt acquired in connection with the LecStar acquisition of $327,000, the change in the gain on forgiveness of liabilities of $486,000, partially offset by the gain on the sale of investments of $134,000.

Liquidity and Capital Resources

We must raise additional funds to be able to satisfy our cash requirements during the next 12 months. Product development, corporate operations, and marketing expenses will continue to require additional capital.  Because our current revenue from operations is not sufficient to cover our operating expenses, we intend to continue to rely on financing through the sale of our equity and debt securities to satisfy future capital requirements until such time as we are able to acquire additional telecommunications customers or enter into additional third-party licensing, collaboration, or co-marketing arrangements such that we will be able to finance ongoing operations from sales, license and royalty revenue. There can be no assurance that we will be able to enter into such agreements. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of Fonix in connection with such financing could result in substantial additional dilution to the stockholders Fonix.

As of June 30, 2005, our cash resources were limited to collections from customers, draws on the Sixth Equity Line, proceeds from the issuance of preferred stock and loan proceeds, and were only sufficient to cover current operating expenses and payments of current liabilities.  We have entered into certain term payment plans with current and former employees and vendors.  As a result of cash flow deficiencies, payments to former employees and vendors not on a payment plan have been delayed.  At June 30, 2005, we had accrued liabilities of $7,647,000, accrued wages and other compensation payable to current and former employees amounted to approximately $501,000 and vendor accounts payable amounted to approximately $5,903,000.  We had not been declared in default under the terms of any material agreements.

We had $8,547,000 in revenue and a loss of $8,412,000 for the six months ended June 30, 2005. Net cash used in operating activities of $4,367,000 for the six months ended June 30, 2005, resulted principally from the net loss incurred of $8,412,000, decreased accrued payroll of $1,255,000, decreased prepaid expenses and other current assets of $134,000, gain recognized in connection with the sale of long-term assets of $134,000 and decreased other assets of $174,000, partially offset by amortization of intangible assets of $3,172,000, increased accrued liabilities of $774,000, increased accounts payable of $678,000, collection of LecStar accounts receivables of $328,000 and depreciation expense of $82,000.  Net cash used in investing activities of $467,000 was due to purchases of property and equipment of $838,000, partially offset by the sale of long-term investments of $371,000.  Net cash provided by financing activities of $4,806,000 consisted of the receipt of $4,791,000 in cash related to the sale of shares of Class A common stock and proceeds from related party notes payable of $110,000, partially offset by principal payments on notes payable of $95,000.

We had negative working capital of $15,207,000 at June 30, 2005, compared to negative working capital of $13,580,000 at December 31, 2004.  Current assets decreased by $224,000 to $1,896,000 from December 31, 2004, to June 30, 2005.  Current liabilities increased by $1,403,000 to $17,103,000 during the same period.  The change in working capital from December 31, 2004, to June 30, 2005, reflects, in part, increases resulting from increased accrued liabilities of $859,000, increased accounts payable of $678,000, reduced accounts receivable of $328,000, increased related party notes payable of $110,000 and the reclassification of long-term debt to current debt of $944,000, partially offset by the decreased accrued payroll balance of $1,255,000 due to scheduled payments made during the period and increased prepaid assets of $134,000.  Total assets were $16,297,000 at June 30, 2005, compared to $19,000,000 at December 31, 2004.

Notes Payable - Related Parties

During 2002, two of our executive officers (the “Lenders”) sold shares of our Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to us under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in our operations.  The advances bear interest at 10 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003.  Fonix and the Lenders agreed to postpone the maturity date on several occasions.  The note is presently due September 30, 2005.  All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of our shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, we made a principal payment of $26,000 against the outstanding balance of the promissory note.  During 2004, we entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between us and the note holders.  We classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004.  We made principal payments against the note of $253,000 during the year ended December 31, 2004.  During the quarter ended June 30, 2005, the Company received an additional advance of $110,000 against the promissory note.  The balance due at June 30, 2005 was $545,000.

The unpaid balance of $545,000 is secured by a second priority security interest in the Company’s intellectual property rights.  As of June 30, 2005, the Lenders had not converted any of the outstanding balance or interest into common stock.

Notes Payable

In connection with the acquisition of the capital stock of LTEL in 2004, we issued a 5%, $10,000,000, secured, six-year note payable to McCormack Avenue, Ltd.  Under the terms of the note payable, quarterly interest-only payments were required through January 15, 2005, with quarterly principal and interest payments beginning April 2005 and continuing through January 2010.  Interest on the promissory note is payable in cash or, at our option, in shares of our Class A common stock.  The note is secured by the capital stock and all of the assets of LTEL and its subsidiaries.  The note was valued at $4,624,000 based on an imputed interest rate of 25 percent per annum.  The note has a mandatory prepayment clause wherein we are required to make prepayments in any given month where we receive net proceeds in excess of $900,000 from the Fifth Equity Line (or replacements thereof with the Equity Line Investor).  The required prepayment is calculated by multiplying the net proceeds received over $900,000 by 33%.  During 2004, we made mandatory prepayments on the note of $415,000.  During the six months ended June 30, 2005, we made scheduled principal payments of $178,000.

On January 15, 2005, we issued 655,162 shares of our Class A common stock in payment of $124,000 of interest under the terms of the note.  On April 15, 2005, we issued 6,384,283 shares of our Class A common stock in payment of $319,000 of interest and principal under the terms of the note.

On February 28, 2003, LecStar established an asset securitization facility that provided LecStar with $750,000.  Assets securitized under this facility consist of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana.  LecStar has pledged its interest in the special purpose securitization facility, LecStar Telecom Ventures LLC, and customer accounts receivable to the lender.  We have recorded the $750,000 as a note payable in our consolidated financial statements.  The note bears an interest rate of 6.5% and is due on February 27, 2007, with 24 equal monthly installments that began on March 6, 2005.  We had made principal payments of $97,000 through June 30, 2005.

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

Upon discovering in March 2004 that the Unauthorized Shares had been improperly transferred to the Debenture holder, we attempted to settle the matter with the Debenture holder but was unable to reach a settlement.  Accordingly, in October 2004, we asserted claims in a lawsuit against the Debenture holder, alleging the improper transfer to and subsequent sale of the Unauthorized Shares by the Debenture holder.  In the lawsuit we seek (i) a declaratory judgment that we may set off the fair value of the Unauthorized Shares against the value we owe to the Debenture holder in connection with the Series I Preferred Stock transaction (see Note 7 to Condensed Consolidated Financial Statements), (ii) judgment against the Debenture holder for the fair value of the Unauthorized Shares, and (iii) punitive damages from the Debenture holder for improper conversion of the Unauthorized Shares.

 Fifth Equity Line of Credit

We entered, as of July 1, 2003, into a Private Equity Line Agreement (the “Fifth Equity Line Agreement”) with Queen, LLC (the “Equity Line Investor”).  Under the Fifth Equity Line Agreement, we had the right to draw up to $20,000,000 against an equity line of credit (“the Fifth Equity Line”) from the Equity Line Investor.  We were entitled under the Fifth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of our Class A common stock in lieu of repayment of the draw.  The number of shares to be issued was determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice was tendered.  The Equity Line Investor was required under the Fifth Equity Line Agreement to tender the funds requested by us within two trading days after the ten-trading-day period used to determine the market price.

In connection with the Fifth Equity Line Agreement, we granted registration rights to the Equity Line Investor and filed a registration statement on Form S-2, which covered the resales of the shares to be issued under the Fifth Equity Line.

For the six months ended June 30, 2005, we issued 5,480,405 shares of Class A common stock to the Equity Line Investor in full satisfaction of an outstanding put of $668,000.

Sixth Equity Line of Credit

We entered, as of November 15, 2004, into a sixth private equity line agreement (the "Sixth Equity Line Agreement") with the Equity Line Investor, on terms substantially similar to those of the Fifth Equity Line.  Under the Fifth Equity Line Agreement, we had the right to draw up to $20,000,000 against an equity line of credit ("the Sixth Equity Line") from the Equity Line Investor.  We were entitled under the Sixth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of our Class A common stock in lieu of repayment of the draw.  The number of shares to be issued was determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice was tendered.  The Equity Line Investor was required under the Sixth Equity Line Agreement to tender the funds requested by us within two trading days after the ten-trading-day period used to determine the market price.

In connection with the Sixth Equity Line Agreement, we granted registration rights to the Equity Line Investor and filed a registration statement on Form S-2, which covered the resales of the shares to be issued under the Sixth Equity Line.  That registration statement was declared effective on January 5, 2005.

For the six months ended June 30, 2005, we received $4,263,000 in funds drawn under the Sixth Equity Line, less commissions and fees of $141,000 and issued 74,396,474 shares of Class A common stock to the Equity Line Investor.  This amount is reflected in the financial statements as an accrued liability.  Subsequent to June 30, 2005 and through August 10, 2005, we received $5,000 in funds drawn under the Sixth Equity Line and issued 737,025 additional shares to the Equity Line Investor.

Seventh Equity Line of Credit

On May 27, 2005, we entered into a seventh private equity line agreement (the "Seventh Equity Line Agreement") with the Equity Line Investor, on terms substantially similar to those of the Sixth Equity Line between Queen and us dated November 15, 2004.

Under the Seventh Equity Line Agreement, we have the right to draw up to $20,000,000 against an equity line of credit (the "Seventh Equity Line") from the Equity Line Investor.  We are entitled under the Seventh Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of the Company's Class A common stock in lieu of repayment of the draw.  We are limited as to the amount of shares we may put to the Equity Line Investor in connection with each put; we may not put shares which would cause the Equity Line Investor to own more than 4.99% of our outstanding common stock on the date of the put notice.  The number of shares to be issued in connection with each draw is determined by dividing the amount of the draw by 93% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice is tendered.  The Equity Line Investor is required under the Seventh Equity Line Agreement to tender the funds requested by us within two trading days after the ten-trading-day period used to determine the market price.

We entered into an agreement with the Equity Line Investor to terminate all previous equity lines, and cease further draws or issuances of shares in connection with all previous equity lines.  As such, as of the date of this report, the only active equity line of credit was the Seventh Equity Line.

In connection with the Seventh Equity Line Agreement, we granted registration rights to the Equity Line Investor and filed a registration statement which covers the resales of the shares to be issued under the Seventh Equity Line.

Subsequent to June 30, 2005 and through August 10, 2005, we received $1,000,000 in funds, less commissions and fees of $34,000 drawn under the Seventh Equity Line and issued 19,110,763 shares of our Class A common stock to the Equity Line Investor.

We entered into an agreement with the Equity Line Investor to terminate the first through fifth equity lines, and cease further draws or issuances of shares in connection with all previous equity lines.  We also agreed to terminate the Sixth Equity Line.  As such, as of the date of this report, the only active equity line of credit was the Seventh Equity Line.

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

Following negotiations with Breckenridge, we entered into a purchase agreement (the “Purchase Agreement”) with Breckenridge dated as of December 31, 2003 and on January 29, 2004, we issued to Breckenridge 3,250 shares of 8% Series I Convertible Preferred Stock (the "Series I Preferred Stock"), for an aggregate purchase price of $3,250,000, including the Private Placement Funds which the Company had already received.  The Series I Preferred Stock has a stated value of $1,000 per share.

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

In connection with the sale of the Series I Preferred Stock, we agreed to establish an escrow account (the "Escrow Account"), into which it deposits funds which can be used for our optional redemption of the Series I Preferred Stock, or which may be used by Breckenridge to require us to redeem the Series I Preferred Stock if we have defaulted under the Purchase Agreement.  We are required to deposit into the Escrow Account 25% of any amount we receive in excess of $1,000,000, calculated per put, under the terms of the Fifth Equity Line of Credit, or other similar equity line of financing arrangement.  As of June 30, 2005, we had deposited $395,000 into the Escrow Account.

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

As of June 30, 2005, we had issued 27,066,095 shares of our Company’s Class A common stock in response to conversion requests for 2,078 shares of Series I Preferred Stock.  As of June 30, 2005, there were 1,172 shares of Series I Preferred Stock outstanding.

We are engaged in litigation with Breckenridge in New York Superior Court concerning our assertion that we should be allowed to offset certain claims against Breckenridge against the balance due under the Series I Preferred Stock (see Note 10 to Condensed Consolidated Financial Statements).

Stock Options and Warrants

 During the six months ended June 30, 2005, we granted options to employees to purchase 708,100 shares of Class A common stock.  The options have an exercise price of $0.12 per share, which was the quoted fair market value of the stock on the dates of grant.  The options granted vest over the three years following issuance.  Options expire within ten years from the date of grant if not exercised.  Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $0.11 per share.

On January 19, 2005 we entered into an option exchange program with our employees, wherein we gave eligible Fonix employees the opportunity to exchange outstanding stock options for the same number of new options to be issued at least six months and one day from the expiration of the offer.  As a result of the option exchange program, we cancelled 414,450 options to purchase shares of our Class A common stock effective February 22, 2005.  We issued a promise to grant options on August 23, 2005 to employees who elected to tender their options.  As of June 30, 2005, we had a total of 962,750 options to purchase Class A common stock outstanding.

As of June 30, 2005, we had warrants to purchase a total of 980,389 shares of Class A common stock outstanding that expire through 2010.

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

▪

Capitalize on LecStar’s built-in customer base.

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

As noted above, as of June 30, 2005, we had an accumulated deficit of $235,612,000, negative working capital of $15,207,000, accrued liabilities of $7,674,000, accounts payable $5,903,000, and accrued employee wages and other compensation of $501,000.  Sales of products and telecommunications services and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations, although we have limited capital available under an equity line of credit.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing telecommunications services, license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through the sale of our equity securities, primarily in connection with the Seventh Equity Line.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  Over the past several months, we have reduced our workforce in our speech business unit by approximately 50%.  This reduction may adversely affect our ability to fill existing orders.  As we have noted in our annual report and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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

•

changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in Fonix's markets;

•

pricing changes to our supplies or products or those of our competitors, and other competitive pressures on pricing and sales;

•

integration of acquired businesses, especially integration of LecStar;

•

changes in laws or different interpretations of laws including particularly potential revisions to the 1996 Telecommunications Act, which could have a material impact on our telecommunications business and operations;

•

recent FCC rules relating to independent local exchange carrier obligations to provide access to unbundled network elements, unbundled local switching, and unbundled loops and transport;

•

increases by the FCC in  Total Element Long Run Incremental Cost, or TELRIC, rates and inter-carrier compensation;

•

the outcome of BellSouth’s appeal of the Georgia Public Service Commission order requiring BellSouth to pursue the change of law clause in its interconnection agreements (as discussed in more detail in the Risk Factors section);

•

potential IRS rules relating to taxation of communications services, including Voice over Internet Protocol and other IP-based services, applications, and technologies;

•

difficulties in obtaining or retaining the management, engineering, and other human resource competencies that we need to achieve our business objectives;

•

the impact on Fonix or a subsidiary from the loss of a significant customer or a few customers;

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

Regulatory Uncertainty

 Prior to 2005, the Company’s telecommunications services were provided almost exclusively through the use of unbundled network elements purchased from BellSouth, our primary incumbent local exchange company, or ILEC, that were made available to us pursuant to Federal Communications Commission, or FCC, rules. It has been primarily the availability of cost-based rates for these unbundled network elements that has enabled us to price our local telecommunications services competitively.

In December 2004, the FCC issued final rules that effectively eliminated the requirement under Section 251 of the Telecom Act of 1996 that incumbent local exchange companies provide competitive local exchange companies (“CLECs”), including the Company’s telecommunications operations, wholesale services using the unbundled network element platform (“UNE-P”) on a cost based rate known as Total Element Long Run Incremental Cost (“TELRIC”).  The FCC established a 12-month transition plan for implementation:

•