Form 10-Q/A
period 2005-06-30
FONIX CORP
filed 2005-08-16
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q / A
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

The reason for the amendment is that a technical problem with the EDGAR conversion software caused the original filing to be incomplete, and the purpose of the amendment is to file the complete quarterly report.

FONIX CORPORATION
FORM 10-Q/A

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

Second Series I Complaint – On March 10, 2005, Breckenridge filed a complaint against the Company (Supreme Court of the State of New York, County of Nassau, Index No. 3457/05) in connection with the Series I Preferred Stock (the “Second Series I Complaint”).  In the Second Series I Complaint, Breckenridge alleges that Fonix improperly failed to honor a conversion notice it tendered to us on February 25, 2005, converting 500 shares of Series I Preferred Stock into 6,180,469 shares of common stock.  Breckenridge sought a temporary restraining order and preliminary injunction requiring Fonix to honor that conversion notice, and all subsequently tendered conversion notices.  On March 14, 2005, the Court entered a temporary restraining order directing us to honor the February 25, 2005, conversion notice, and directed Breckenridge to deposit all proceeds from the sale of the converted shares to be deposited in an interest-bearing escrow account.  Breckenridge subsequently agreed that it would deposit the proceeds of all converted shares into the interest-bearing escrow account pending the outcome of this litigation.  The Company has filed a counterclaim against Breckenridge asserting the same causes of action as it alleged in the Breckenridge Lawsuit.  Discovery is proceeding and a trial is scheduled to commence on September 12, 2005.  The Company intends to vigorously defend itself against the claims of Breckenridge and to vigorously purse its counterclaims against Breckenridge.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q/A contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties.  All forward-looking statements contained herein are deemed by Fonix to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Private Securities Litigation Reform Act of 1995.  Actual results could differ materially from the results anticipated by Fonix and discussed in the forward-looking statements.  When used in this report, words such as “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.  Factors that could cause or contribute to such differences are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

In December 2004, the FCC issued final rules that effectively eliminated the requirement under Section 251 of the Telecom Act of 1996 that incumbent local exchange companies provide competitive local exchange companies (“CLECs”), including the Company’s telecommunications operations, wholesale services using the unbundled network element platform (“UNE-P”) on a cost based rate known as Total Element Long Run Incremental Cost (“TELRIC”).  The FCC established a 12-month transition plan for implementation:

•

Effective on March 11, 2005, we were no longer able to use UNE-P to provide service to new customers, but may continue to do so for our then-existing customers for a period of 12 months ending March 10, 2006. As a result, we are unable to add new customers in any area where we do not have access to a wholesale alternative to BellSouth.

•

During the 12-month period beginning on March 11, 2005, the wholesale rates that we are charged for the unbundled network elements purchased from the ILECs was increased by $1 per line per month. Beginning on March 11, 2006, we will no longer be able to use UNE-P to provide service to any of our customers, including pre-existing customers. As a result, we will need to service customers that are not served by another wholesale network through resale or other wholesale agreements, which will have significantly higher costs than servicing customers using UNE-P at cost-based rates.

In December 2004, the FCC also adopted new rules affecting our access to the local loops facilities and the dedicated transport facilities that we purchase from BellSouth and that are necessary for the operation of our own network facilities. The FCC adopted a twelve-month transition plan for CLECs, to transition away from the use of DS1 and DS3 loops and dedicated transport where there is no impairment, as defined in the FCC’s final rules, and an eighteen-month transition plan to transition away from dark fiber. The transition plans apply only to the customer base as it existed on March 11, 2005, and do not permit CLECs, including the Company’s telecommunications operations, to add new dedicated transport unbundled network elements in the absence of impairment.

The determination of whether a particular network element is either impaired or unimpaired in a particular market, as defined in the FCC’s final rules, has a significant effect on markets where we already have network facilities and on our plans for entering a new market. It is difficult to predict which geographic areas will become unimpaired for network elements because BellSouth is using confidential information to determine the thresholds for availability; while we may challenge the ILECs’ threshold assumptions, we may not be successful in such challenges. If a market is determined to be unimpaired, we may be unable to cost-effectively offer service in that market.

The loss of access to cost-based transport unbundled network elements could substantially impair our plans to deploy our own network facilities and we could be forced to use other means to effect this deployment, including the use of facilities purchased at higher special access rates or transport services purchased from other facilities-based competitive local exchange companies. In either event, our cost of service could rise dramatically and our plans for a service rollout using our own network facilities could be delayed substantially or derailed entirely. This would have a material adverse effect on our business, prospects, operating margins, results of operations, cash flows and financial condition.

Furthermore, we also plan on utilizing enhanced extended links (“EELs”) which are a combination of dedicated interoffice transport and high capacity loops, to provide T-1 level services to medium-sized businesses. While the FCC did not explicitly restrict the availability of EELs, the ILECs have taken the position that EELs are not available in any geographic area where DS1 transport is not available. Currently, neither the FCC nor any state public utility commission has ruled on EEL restrictions, but a negative determination on this could negatively affect our entry into new markets, network rollout and results of operations.

Potential Impacts

    We are subject to federal, state, and local laws, regulations, and orders affecting the rates, billing, terms, and conditions of certain of our service offerings, our costs and other aspects of our operations, including our relations with other service providers. Regulation varies in each jurisdiction and may change in response to judicial proceedings, legislative and administrative proposals, government policies, competition and technological developments. We cannot predict what impact, if any, such changes or proceedings may have on our business or results of operations, and we cannot guarantee that regulatory authorities will not raise material issues regarding our compliance with applicable regulations. There are several regulatory factors that could cause our network and line costs as a percentage of revenue to increase in the future, including without limitation:

•

As a result of significant changes to the FCC rules that required the incumbent local exchange companies, such as the Regional Bell Operating Companies that are our principal suppliers, to provide us the unbundled network elements of their operating platforms on a wholesale basis, the wholesale operating platforms of the incumbent local exchange companies is effectively not available to us for our new telecom customers after March 11, 2005 or for all of our telecom customers after March 11, 2006. This determination and others by the FCC, courts, or state commissions that make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas, will require us either to provide services in these areas through other means, including total service resale agreements or commercial agreements, purchase of special access services or network elements from the Regional Bell Operating Companies or wholesale services from other CLECs.  Access to unbundled network elements at "just and reasonable" rates under Section 271 of the Act is another alternative platform.  However, in all cases we are likely to experience significantly increased costs of service.

•

Another factor that could cause our costs to increase is the potential adverse changes to the current pricing methodology, TELRIC, mandated by the FCC for use in establishing the prices charged to us by incumbent local exchange companies for the use of their unbundled network elements for so long as we are permitted to continue to use them, and for the use of transport and other services in connection with our local network. The FCC’s 2003 Triennial Review Order, which was reversed in part and remanded to the FCC with instructions to revise the Order in material ways clarified several aspects of these pricing principles related to depreciation, fill factors (i.e. network utilization) and cost of capital, which could enable ILECs to increase the prices for unbundled network elements. In addition, the FCC released a Notice of Proposed Rulemaking on December 15, 2003, which initiated a proceeding to consider making additional changes to its unbundled network element pricing methodology, including reforms that would base prices more on the actual network costs incurred by incumbent local exchange companies than on the hypothetical network costs that would be incurred when the most efficient technology is used. The TELRIC methodology still governs our pricing for loops purchased from the incumbent local exchange companies in connection with our local network. We cannot predict if the FCC will order new TELRIC pricing or if Congress will amend the 1996 Act, affecting such pricing or availability. These changes could result in material increases in prices charged to us for unbundled network elements, including those used in our own local network; and

•

An additional factor that could cause our costs to increase is the potential decisions or actions by state commissions to increase prices for unbundled network elements in ongoing state cost dockets.

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

Limitations on Effectiveness of Controls. A system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the system will meet its objectives. The design of a control system is based, in part, upon the benefits of the control system relative to its costs. Control systems can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon assumptions about the likelihood of future events.  As a result, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud. Our management does, however, have reasonable assurance as to the effectiveness of our disclosure controls and procedures.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

U.S. Department of Labor Settlement Agreement - On March 5, 2003, we entered into a settlement agreement with the U.S. Department of Labor relating to back wages owed to former and current employees during 2002.  Under the agreement we are required to pay an aggregate of $4,755,000 to certain former and current employees in twenty-four installment payments.  The first installment payment was due May 1, 2003.  The remaining payments are due on the first day of each month, until paid in full.  On June 30 2005, the balance due under this obligation was approximately $430,000.

Grenfell Litigation - Two of our subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc., (the "Subsidiaries") are among the defendants who have been sued in the Superior Court of Fulton County, State of Georgia, by James D. Grenfell, the former CFO of LecStar.  The suit was filed in December 2003. The plaintiff in that case alleges that he has an unpaid judgment in the amount of $1,015,000 plus interest against the former parent entities of the Subsidiaries and that the transfer of such stock and business in December 2002 was in violation of the Georgia Fraudulent Transfer statute.  LecStar Telecom, Inc. has also intervened in the underlying action relating to the judgment. To the extent that our subsidiaries or we are or should become proper parties to this action, we will defend vigorously against these claims.

First Empire Complaint - One of our subsidiaries, LTEL Holding Corporation, is among the defendants who have been sued in the Superior Court of Fulton County, State of Georgia, by First Empire Corporation and Allen B. Thomas, directly and derivatively in his capacity as shareholder of LecStar Corporation.  The lawsuit was filed in July 2004.  The plaintiffs in that case allege that certain of the defendants employed fraudulent and deceptive means to acquire the assets of LecStar Corporation, which included the capital stock of the Subsidiaries, LecStar Telecom, Inc.  and LecStar Datanet, Inc.  The plaintiffs further allege that those defendants subsequently transferred the stock of the subsidiaries to LTEL Holding Ltd., which we acquired through our subsidiary LTEL Acquisition Corporation in February 2004.  The plaintiffs argue that they are entitled to recover the value that we paid for LTEL Holding Corporation under multiple legal theories including breaches of fiduciary duty, negligence, gross negligence, conversion, fraud and violation of the Georgia Securities Act.  Three of the employees of the Subsidiaries have also been named as defendants in the litigation.

We have filed an answer in the litigation, but have not been involved in discovery in this litigation because the litigation is in the early stages.  Nonetheless, we believe that the claims of the plaintiffs are without merit and management intends to vigorously defend against the claims of the plaintiffs.

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

Breckenridge Lawsuit – In October 2004, we filed a lawsuit against The Breckenridge Fund, LLC ("Breckenridge"), alleging the improper transfer to and subsequent sale of shares of our common stock by Breckenridge (the “Breckenridge Lawsuit”).  The complaint seeks (i) a declaratory judgment that we may set off the fair value of the Unauthorized Shares against the value we owe to Breckenridge in connection with the Series I Preferred Stock transaction, (ii) judgment against Breckenridge for the fair value of the Unauthorized Shares, and (iii) punitive damages from Breckenridge for improper conversion of the Unauthorized Shares.  In March 2005, the court dismissed the Breckenridge Lawsuit without prejudice, finding that a forum selection clause required the claims to be litigated in New York.  We are now litigating those claims in New York (see Second Series I Complaint, below).

First Series I Complaint - On November 10, 2004, Breckenridge tendered to us a conversion notice, converting 16 shares of Series I Preferred Stock into 123,971 shares of common stock.  In response, we instructed our transfer agent to include on the share certificate a legend referencing the restraining order and the Breckenridge Lawsuit.   Subsequently, Breckenridge filed a complaint against us (Supreme Court of the State of New York, County of Nassau, Index No. 015822/04) (the "First Series I Complaint") alleging that it was improper for us to include any legends on the shares issued in connection with conversions of the Series I Preferred Stock other than those agreed to by Breckenridge in the Series I Preferred Stock purchase agreement (the "Series I Agreement").  Breckenridge also seeks liquidated damages for our failure to issue shares free of the allegedly inappropriate legend.  We seek $4,000,000 in compensatory damages and $10,000,000 in punitive damages.  We have filed a motion to dismiss and intend to vigorously defend against this complaint.

Subsequent to filing the complaint, Breckenridge moved for a temporary restraining order to prevent us from issuing shares with any legend other than those agreed upon by Breckenridge in the Series I Agreement.  On November 18, 2004, at a hearing on Breckenridge's motion, the court entered an order stating that we may not place any legend on shares issued to Breckenridge upon conversion of the Series I Preferred Stock other than those permitted under the Series I Agreement.

The Security Agreement Complaint - On November 23, 2004, Breckenridge filed a complaint against us (Supreme Court of the State of New York, County of Nassau, Index No. 015185/04) alleging: (1) Fonix executed a Security Agreement and a Registration Rights Agreement in connection with the Series I Agreement pursuant to which it granted to Breckenridge a security interest in certain collateral, including Fonix's intellectual property (the "Collateral"); (2) Fonix breached the Registration Rights Agreement and the Security Agreement; and (3) Breckenridge is entitled to damages totaling $585,000 and possession of the Collateral.  We have a motion to dismiss and intend to vigorously defend against this complaint.

Second Series I Complaint - On March 10, 2005, Breckenridge filed a complaint against us (Supreme Court of the State of New York, County of Nassau, Index No. 3457/05) in connection with the Series I Preferred Stock (the "Second Series I Complaint").  In the Second Series I Complaint, Breckenridge alleges that Fonix improperly failed to honor a conversion notice it tendered to us on February 25, 2005, converting 500 shares of Series I Preferred Stock into 6,180,469 shares of common stock.  Breckenridge sought a temporary restraining order and preliminary injunction requiring Fonix to honor that conversion notice, and all subsequently tendered conversion notices.  On March 14, 2005, the Court entered a temporary restraining order directing us to honor the February 25, 2005, conversion notice, and directed Breckenridge to deposit all proceeds from the sale of the converted shares to be deposited in an interest-bearing escrow account.  Breckenridge subsequently agreed that it would deposit the proceeds of all converted shares into the interest-bearing escrow account pending the outcome of the litigation.  We have filed a counterclaim against Breckenridge asserting the same causes of action as it alleged in the Breckenridge Lawsuit.  Discovery is proceedings and a trial is scheduled to commence on September 12, 2005.  We intend to vigorously defend against the claims of Breckenridge and to vigorously pursue our counterclaims against Breckenridge.

We are involved in other claims and actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters will not materially affect our consolidated financial position, liquidity, or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2005, we issued 5,480,405 shares of our common stock under the Fifth Equity Line and 74,396,474 shares of our common stock under the Sixth Equity Line to the Equity Line Investor.  We issued 18,630,233 shares of our common stock in connection with conversions of our Series I Preferred stock to Breckenridge.  Subsequent to June 30, 2005 and through the date of this report, we issued 737,025 shares of our common stock under the Sixth Equity Line and 19,110,763 shares of our common stock under the Seventh Equity Line.  The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The resales of the shares were subsequently registered under registration statements on Form S-2 and Form S-1.  The proceeds from the Seventh Equity Line transactions were used for working capital.

Item 6.  Exhibits

a.

Exhibits: The following Exhibits are filed with this Form 10-Q/A pursuant to Item 601(a) of Regulation S-K:

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

Date: August 15, 2005

/s/ Roger D. Dudley

Roger D. Dudley, Executive Vice President,

Chief Financial Officer

(Principal financial officer)