Form 10-Q
period 2005-09-30
FONIX CORP
filed 2005-11-09
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005, or

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

As of November 2, 2005, there were issued and outstanding 383,667,357 shares of our Class A common stock.

FONIX CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – As of September 30, 2005, and December 31, 2004 3

Condensed Consolidated Statements of Operations and Comprehensive Loss for the
Three Months and Nine Months Ended September 30, 2005 and 2004 4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2005 and 2004 5

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

Item 6. Exhibits 40

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2005	2004

ASSETS

Current assets
Cash and cash equivalents	$ 295,000	$ 423,000
Note receivable	104,000	-
Accounts receivable	1,246,000	1,541,000
Subscriptions receivable	381,000	-
Prepaid expenses and other current assets	242,000	156,000

Total current assets	2,268,000	2,120,000

Long-term investments	-	237,000

Property and equipment, net of accumulated depreciation of $1,637,000 and $1,456,000, respectively	1,019,000	236,000

Deposit in escrow	-	395,000

Deposits and other assets	1,455,000	1,072,000

Intangible assets, net of accumulated amortization of $10,211,000 and $5,453,000, respectively	7,551,000	12,309,000

Goodwill	2,631,000	2,631,000

Total assets	$ 14,924,000	$ 19,000,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$ 7,782,000	$ 6,815,000
Accounts payable	5,912,000	5,225,000
Accrued payroll and other compensation	404,000	1,756,000
Accrued settlement obligation, net of unamortized discount of $178,000	1,922,000	-
Deferred revenues	1,003,000	984,000
Notes payable - related parties	576,000	513,000
Current portion of notes payable	1,143,000	214,000
Deposits and other	225,000	193,000

Total current liabilities	18,967,000	15,700,000

Long-term notes payable, net of current portion	4,182,000	5,358,000

Total liabilities	23,149,000	21,058,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Series H, nonconvertible; 2,000 shares outstanding (aggregate liquidation preference of $20,000,000)	4,000,000	4,000,000
Series I, convertible; 0 and 2,250 shares outstanding, respectively	-	2,250,000
Series J, convertible; 1,452 and 0 shares outstanding, respectively
(aggregate liquidation preference of $1,452,000)	1,452,000	-
Common stock, $0.0001 par value; 800,000,000 shares authorized;
Class A voting, 352,818,669 and 131,200,170 shares outstanding, respectively	35,000	13,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	227,850,000	217,061,000
Outstanding warrants to purchase Class A common stock	474,000	735,000
Cumulative foreign currency translation adjustment	10,000	8,000
Accumulated deficit	(242,546,000)	(226,625,000)

Total stockholders' deficit	(8,225,000)	(2,058,000)

Total liabilities and stockholders' deficit	$ 14,924,000	$ 19,000,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues	$ 3,957,000	$ 4,426,000	$ 12,504,000	$ 10,593,000
Cost of revenues	2,409,000	2,227,000	7,096,000	5,288,000

Gross profit	1,548,000	2,199,000	5,408,000	5,305,000

Expenses:
Selling, general and administrative	3,515,000	3,816,000	10,327,000	9,950,000
Legal settlement expense	2,080,000	-	2,080,000	-
Impairment of intangible assets	-	-	-	738,000
Amortization of intangible assets	1,586,000	1,586,000	4,757,000	3,867,000
Product development and research	580,000	592,000	1,628,000	2,058,000

Total expenses	7,761,000	5,994,000	18,792,000	16,613,000

Other income (expense):
Interest income	106,000	-	112,000	5,000
Gain on forgiveness of liabilities	78,000	1,159,000	95,000	1,661,000
Interest expense	(486,000)	(685,000)	(1,894,000)	(1,587,000)
Gain on sale of investments	-	-	147,000	-

Other income (expense), net	(302,000)	474,000	(1,540,000)	79,000

Net loss	(6,515,000)	(3,321,000)	(14,924,000)	(11,229,000)
Preferred stock dividends	(423,000)	(315,000)	(996,000)	(3,615,000)

Loss attributable to common stockholders	$ (6,938,000)	$ (3,636,000)	$ (15,920,000)	$ (14,844,000)

Basic and diluted loss per common share	$ (0.02)	$ (0.04)	$ (0.07)	$ (0.18)

Net loss	$ (6,515,000)	$ (3,321,000)	$ (14,924,000)	$ (11,229,000)
Other comprehensive (loss) income - foreign currency translation	(20,000)	-	2,000	(15,000)

Comprehensive loss	$ (6,535,000)	$ (3,321,000)	$ (14,922,000)	$ (11,244,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net loss	$ (14,924,000)	$ (11,229,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense related to the issuance of preferred stock	250,000	-
Stock issued for interest expense on long-term debt	384,000	41,000
Accretion of discount on notes payable	558,000	365,000
Impairment losses	-	738,000
Gain on sale of Unveil preferred stock	(104,000)	-
Gain on sale of long-term assets	(147,000)	-
Gain on forgiveness of liabilities	(95,000)	(1,661,000)
Legal settlement expense	2,080,000	-
Amortization of intangibles	4,757,000	3,867,000
Depreciation and amortization	182,000	301,000
Foreign exchange loss (gain)	2,000	(15,000)
Changes in assets and liabilities, net of effects from purchase of LTEL:
Accounts receivable	295,000	347,000
Prepaid expenses and other current assets	(86,000)	(61,000)
Other assets	(383,000)	34,000
Accounts payable	705,000	(521,000)
Accrued payroll and other compensation	(1,352,000)	(3,929,000)
Other accrued liabilities	1,909,000	1,205,000
Deferred revenues	19,000	(139,000)

Net cash used in operating activities	(5,950,000)	(10,657,000)

Cash flows from investing activities
Proceeds from sale of long term investment	384,000	-
Payments of deposit into escrow	-	(340,000)
Cash received in connection with LTEL acquisition	-	47,000
Purchase of property and equipment	(964,000)	(233,000)

Net cash used in investing activities	(580,000)	(526,000)

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	6,521,000	8,924,000
Proceeds from related party note payable	140,000	-
Proceeds from issuance of Series I Preferred Stock	-	3,010,000
Payment of dividend on Series H Preferred Stock	-	(350,000)
Principal payments on notes payable	(259,000)	(95,000)

Net cash provided by financing activities	6,402,000	11,489,000

Net (decrease) increase in cash and cash equivalents	(128,000)	306,000

Cash and cash equivalents at beginning of year	423,000	50,000

Cash and cash equivalents at end of year	$ 295,000	$ 356,000

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$ 285,000	$ 652,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Nine Months Ended September 30, 2005:

Issued 18,482,083 shares of Class A common stock in conversion of 1,078 shares of Series I Convertible Preferred Stock.

Issued 12,944,095 shares of Class A common stock as payment of $750,000 of dividends on Series H Preferred Stock.

Issued 18,894,034 shares of Class A common stock as payment of $968,000 of principal and interest on long-term debt.

Accrued $250,000 of dividends on Series H Preferred Stock.

Issued 1,452 shares of Series J Preferred Stock with a value of $1,452,000 in exchange for 1,172 shares of Series I Preferred Stock with a value of 41,172,000, a placement fee of $250,000 and settlement expense of $30,000.

Issued 2,277,000 shares of Class A common stock for a legal settlement expense valued at $73,000, or $0.03 per share.

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

Operating results for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Nature of Operations – Fonix Corporation and its subsidiaries are engaged in providing integrated telecommunications technologies and services through LTEL Holdings Corporation and Fonix Telecom, Inc., and value-added speech-enabling technologies through The Fonix Speech Group.  Through LTEL Holdings Corporation, the Company operates LecStar Telecom, Inc., a regional provider of telecommunications services in the Southeastern United States, and LecStar DataNet, Inc., a provider of Internet services.  (LecStar Telecom, Inc., and LecStar DataNet are collectively referred to in this report as “LecStar.”)  Through Fonix Telecom, Inc., the Company offers a variety of telecommunication services and products including wireline, Voice over Internet Protocol (VoIP”) and Broadband Power Line (“BPL”).  Fonix Telecom operates an integrated network switch and can provide these telecommunication services throughout the United States.

The Company offers its speech-enabling technologies including automated speech recognition (“ASR”) and text-to-speech (“TTS”) through The Fonix Speech Group.  The Company offers ASR and TTS technologies for use in interactive videogames, language learning devices, assisted devices, wireless and mobile devices, computer telephony and self-service server solutions. The Company has received various patents for certain elements of its core technologies and has filed applications for other patents covering various aspects of its technologies. The Company seeks to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, and operating systems.  Revenues relating to the speech-enabling technologies are generated through licensing agreements, maintenance contracts and services.

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

Fonix Telecom’s VoIP telecommunication services include wireline voice, data, and long distance to primarily business customers.  Fonix Telecom’s BPL telecommunication services include wireline voice, data, and long distance to primarily residential customers.  Fonix Telecom, Inc., is certified by the Federal Communications Commission as a CLEC in Florida, South Carolina and Georgia, with applications pending in other states to provide regulated local, long distance and international telecommunications services

Business Condition - For the three months ended September 30, 2005 and 2004, the Company generated revenues of $3,957,000 and $4,426,000, respectively, and incurred net losses of $6,515,000 and $3,321,000, respectively.  For

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the nine months ended September 30, 2005 and 2004, the Company generated revenues of $12,504,000 and $10,593,000, respectively, incurred net losses of $14,924,000 and $11,229,000, respectively and had negative cash flows from operating activities of $5,950,000 and $10,657,000, respectively.  As of September 30, 2005, the Company had an accumulated deficit of $242,384,000, negative working capital of $16,698,000, accrued liabilities and legal settlement of $9,704,000 and accounts payable of $5,912,000.  The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2005, primarily due to significant expenditure requirements associated with continued marketing and development of its speech-enabling technologies and further developing its telecommunications services business.

The Company’s cash resources, limited to collections from customers, draws on the Seventh Equity Line and loans, have not been sufficient to cover operating expenses.  As a result, some payments to vendors have been delayed.  As of the date of this report the Company had not been declared in default under the terms of any material agreements.

These factors, as well as the risk factors set out in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management plans to fund future operations of the Company through revenues generated from its telecommunications operations, from cash flows from future license and royalty arrangements related to its speech-enabling technologies, and with proceeds from additional issuance of debt and equity securities.  There can be no assurance that management’s plans will be successful.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  As of September 30, 2005 and 2004, there were outstanding common stock equivalents to purchase 81,965,771 and 28,542,535 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.  The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,
	2005		2004
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss	$ (6,515,000)		$ (3,321,000)
Preferred stock dividends	(423,000)		(315,000)
Net loss attributable to common stockholders	$ (6,938,000)	$ (0.02)	$ (3,636,000)	$ (0.04)
Weighted-average common shares outstanding	294,655,483		92,199,654

	Nine Months Ended September 30,
	2005		2004
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss	$ (14,924,000)		$ (11,229,000)
Preferred stock dividends	(966,000)		(3,615,000)
Net loss attributable to common stockholders	$ (15,920,000)	$ (0.07)	$ (14,844,000)	$ (0.18)
Weighted-average common shares outstanding	221,598,946		81,971,658

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

Deposits and other assets – The Company has long-term deposits related to its leased office space and telecommunications collocation sites.  The Company has also made credit deposits to some of its telecommunications service providers as required by the contracts between the Company and the service providers.  Some of the public service commissions that regulate telecommunications services in the Company’s service areas have also required deposits that the Company has paid and included as long-term deposits.

Revenue Recognition - The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured.  Revenues are recognized by the Company based on the various types of transactions generating the revenue.  For software sales by The Fonix Speech Group, the Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” and related interpretations.  The Company generates revenues from licensing the rights to its software products to end-users and from royalties.  For telecommunications services, revenue is recognized in the period that the service is provided.

For The Fonix Speech Group, revenue of all types is recognized when acceptance of functionality, rights of return, and price protection are confirmed or can be reasonably estimated, as appropriate.  Revenue for hardware units delivered is recognized when delivery is verified and collection assured.

Revenue for products distributed through wholesale and retail channels and through resellers is recognized upon verification of final sell-through to end users, after consideration of rights of return and price protection.  Typically, the right of return on such products has expired when the end user purchases the product from the retail outlet.  Once the end user opens the package, the product is not returnable unless the medium is defective.

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

For Fonix Telecom and LTEL Holdings, telecommunications revenue is comprised of two main components: (1) fees paid by business and residential subscribers of voice and data services, and (2) carrier access fees.  Subscriber revenues include monthly recurring charges, usage charges and non-recurring charges.  Monthly recurring charges are flat monthly fees for local phone and data services.  Usage charges, which primarily include long distance fees, are generally billed on a per-minute or per-call basis.  Non-recurring charges are generally one-time charges for installation or changes to the subscriber’s service.  Carrier access fees are paid to the Company by other telecommunications carriers as compensation for originating and terminating the carriers’ long distance traffic.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Deferred revenue as of September 30, 2005, and December 31, 2004, consisted of the following:

Description	Criteria for Recognition	September 30, 2005	December 31, 2004
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 482,000	$ 458,000
Telecom deferred revenue	Service provided for customer	521,000	526,000
Total deferred revenue		$ 1,003,000	$ 984,000

Cost of Revenues - Cost of revenues from telecommunications services consists mainly of billings from the incumbent local exchange carriers (“ILECs”) for access to the ILEC’s network.  With respect to The Fonix Speech Group, cost of revenues from license, royalties, and maintenance consists of costs to distribute the software product, installation and support personnel compensation, amortization and impairment of capitalized speech software costs, licensed technology, and other related costs.  Cost of service revenues consists of personnel compensation and other related costs.

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

At September 30, 2005, the Company had stock-based employee compensation plans.  The Company accounts for the plans under the recognition method and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Interpretations. Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option’s exercise price on the measurement date is below the fair value of the Company’s common stock, and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of the Company’s common stock, and is recognized on the date of award or purchase.  The effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation is as follows:

Three Months Ended September 30,	2005	2004
Net loss, as reported	$ (6,515,000)	$ (3,321,000)
Add back: Total stock-based employee compensation	-	-
Deduct: Total stock-based employee compensation
determined under fair value based method for all awards	(28,000)	(2,000)
Pro forma net loss	$ (6,543,000)	$ (3,323,000)
Basic and diluted net loss per common share:
As reported	$ (0.02)	$ (0.04)
Pro forma	(0.02)	(0.04)

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nine Months Ended September 30,	2005	2004
Net loss, as reported	$ (14,924,000)	$ (11,229,000)
Add back: Total stock-based employee compensation	-	-
Deduct: Total stock-based employee compensation
determined under fair value based method for all awards	(65,000)	(61,000)
Pro forma net loss	$ (14,989,000)	$ (11,290,000)
Basic and diluted net loss per common share:
As reported	$ (0.07)	$ (0.18)
Pro forma	(0.07)	(0.18)

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

The following pro forma information is presented to reflect the operations of the Company and LTEL on a combined basis as if the acquisition of LTEL had been completed as of the beginning of the nine-month period ended September 30, 2004:

Nine Months
Ended September 30, 2004
Revenues	$ 13,697,000
Net loss	$ (12,729,000)
Basic and diluted net loss per common share	$ (0.14)

Empire One Telecommunications, Inc Acquisition - On November 19, 2004, the Company signed a Merger Agreement (the “Agreement”) that set forth the principal terms on which Fonix would acquire Empire One Telecommunications, Inc., (“EOT”), a Brooklyn, New York-based CLEC.  On September 28, 2005, the Company terminated the Agreement because EOT had been unable to obtain approval of the merger from the Federal Communications Commission and the public service commissions of at least two states, Pennsylvania and California.  Additionally, EOT did not obtain shareholder approval of the agreement as required and did not provide additional information requested by the Company.  No termination fees were incurred by the Company.  The Company will, however, seek to recover its legal and accounting fees and other expenses incurred in connection with conducting due diligence, negotiating definitive documents and agreements, and other related expenses.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3.  GOODWILL AND INTANGIBLE ASSETS

Goodwill - Goodwill relates solely to our speech-enabling business segment of The Fonix Speech Group.  The carrying value of goodwill is assessed for impairment quarterly.  These assessments resulted in no impairment and the carrying value of goodwill remained unchanged at $2,631,000 for the nine months ended September 30, 2005.

Intangible Assets - The components of other intangible assets at September 30, 2005, which all relate to LTEL were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer base – business	$ 8,139,000	$ (3,905,000)	$ 4,234,000
Customer base – residential	6,291,000	(4,331,000)	1,960,000
Contracts and agreements	2,222,000	(1,975,000)	247,000
Total Amortizing Intangible Assets	16,652,000	(10,211,000)	6,441,000
Indefinite-lived Intangible Assets:
Brand name	1,110,000	--	1,110,000

Total Intangible Assets	$ 17,762,000	$ (10,211,000)	$ 7,551,000

Customer base amortization was $1,300,000 during the three months and $3,900,000 during the nine months ended September 30, 2005.  Amortization related to contracts and agreements was $285,000 during the three months ended and $857,000 during the nine months ended September 30, 2005.  All amortization expense is charged to selling, general and administrative expense.  At June 30, 2004, the Company recognized an impairment loss on the contracts and agreements intangible asset acquired in connection with the LecStar acquisition of $738,000 based on estimated future cash flows.  No further impairment was required at September 30, 2005.

Estimated aggregate amortization expense for the period from October 1, 2005 and ending December 31, 2005, and each of the succeeding three full years is as follows:

2005	$1,548,000
2006	3,743,000
2007	1,151,000
2008	–

4.  NOTES RECEIVABLE

On December 1, 2001, Fonix, as lender, established a revolving line of credit and convertible promissory note with Unveil Technologies, Inc. (“Unveil”), that permitted Unveil to draw up to $2,000,000 for operations and other purposes.  Unveil subsequently drew $1,450,000 on the line.  Unveil was unable to make payments due under the note and during the first quarter of 2003 the Company agreed to a payment of $410,000 and 1,863,636 shares of Unveil’s Series A Preferred Stock.  Due to Unveil’s overall financial condition, the Company did not place a value on the Preferred Stock.

During the third quarter of 2005, the Company received notice from Unveil that it had accepted an offer from a third party to acquire all of the assets of Unveil.  On October 3, 2005, the Company received a payment of $104,000 in redemption of its Series A Preferred Stock of Unveil.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.  NOTES PAYABLE

In connection with the acquisition of the capital stock of LTEL in 2004, the Company issued a 5%, $10,000,000, secured, six-year note payable to McCormack Avenue, Ltd.  Under the terms of the note payable, quarterly interest-only payments were required through January 15, 2005, with quarterly principal and interest payments of $319,000 beginning April 2005 and continuing through January 2010.  Interest on the promissory note is payable in cash or, at the Company’s option, in shares of the Company’s Class A common stock.  The note is secured by the capital stock and all of the assets of LTEL and its subsidiaries.  The note has a mandatory prepayment clause wherein the Company is required to make prepayments in any given month where the Company receives net proceeds in excess of $900,000 from any equity line provided by Queen, LLC (the Equity Line Investor).  The required prepayment is calculated by multiplying the net proceeds received over $900,000 by 33%.  During 2004, the Company made mandatory prepayments on the note of $415,000.  During the nine months ended September 30, 2005, the Company made scheduled principal payments of $379,000, an additional principal payment of $168,000 and mandatory prepayments on the note of $102,000.

On January 15, 2005, the Company issued 655,162 shares of its Class A common stock in payment of $124,000 of interest under the terms of the note.  On April 15, 2005, the Company issued 6,384,283 shares of its Class A common stock in payment of $319,000 of interest and principal under the terms of the note.  On July 15, 2005, the Company issued 9,120,404 shares of its Class A common stock in payment of $319,000 of interest and principal under the terms of the note.

On February 28, 2003, LecStar established an asset securitization facility that provided LecStar with $750,000.  Assets securitized under this facility consist of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana.  LecStar has pledged its interest in the special purpose securitization facility, LecStar Telecom Ventures LLC, and customer accounts receivable to the lender.  The Company has recorded the $750,000 as a note payable in its consolidated financial statements.  The note bears an interest rate of 6.5% and is due on February 27, 2007, with 24 equal monthly installments that began on March 6, 2005.  The Company had made principal payments of $156,000 through September 30, 2005.

The following schedule summarizes notes payable at September 30, 2005, and December 31, 2004:

	September 30,	December 31,
Notes Payable	2005	2004
5% Note payable to a company, $8,397,000 and $9,584,000
face amount, respectively, due in quarterly installments of
$319,000, matures January 2010, less unamortized discount
based on interest imputed at 25% of $4,205,000 and
$4,762,000, respectively	$ 4,731,000	$ 4,822,000
Note payable to a company, due in monthly installments of
$23,000, interest at 6.5%, matures February 2007, collateralized
by trade accounts receivable	595,000	750,000
Note payable to related parties, interest at 12%, matures
September 2005	576,000	435,000
Note payable to related parties, interest at 5%, matures
December 2005	-	78,000
Total notes payable	5,902,000	6,085,000
Less current maturities	(1,720,000)	(727,000)
Long-Term Notes Payable	$ 4,182,000	$ 5,358,000

6.  RELATED-PARTY NOTES PAYABLE

In connection with the acquisition of certain entities in 1998, the Company issued unsecured demand notes payable to former stockholders of the acquired entities in the aggregate amount of $1,710,000.  Of the notes, $78,000

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

remained unpaid as of September 30, 2005.  As the statute of limitations had run for these outstanding demand notes, the notes were written off and a gain on forgiveness of liabilities of $78,000 was recognized as of September 30, 2005.

During 2002, two executive officers of the Company (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to the Company under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in Company operations.  The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003.  The Company and the Lenders agreed to postpone the maturity date on several occasions.  The note is presently due December 31, 2005.  After December 11, 2002, all or part of the outstanding balance and unpaid interest became convertible at the option of the Lenders into shares of Class A common stock of the Company.  The conversion price is the average closing bid price of the shares at the time of the advances.  To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, the Company made a principal payment of $26,000 against the outstanding balance of the promissory note.  At September 30, 2004 the Company entered into an agreement with the lenders to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between the company and the lenders.  The Company classified the release of $1,443,000 as a capital contribution during the fourth quarter of 2004.  The Company made principal payments against the note of $253,000 during the year ended December 31, 2004.  During the quarter ended September 30, 2005, the Company received an additional advance of $140,000 against the promissory note.  The balance due at September 30, 2005 was $575,000.

The unpaid balance of $575,000 is secured by a security interest in the Company’s intellectual property rights.  As of September 30, 2005, the Lenders had not converted any of the outstanding balance or interest into common stock.

7.  PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock - At September 30, 2005, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

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

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Following negotiations with Breckenridge, the Company entered into a purchase agreement (the "Purchase Agreement") with Breckenridge dated as of December 31, 2003 and on January 29, 2004, the Company issued to Breckenridge 3,250 shares of 8% Series I Convertible Preferred Stock (the "Series I Preferred Stock"), for an aggregate purchase price of $3,250,000, including the Private Placement Funds which the Company had already received.  The Series I Preferred Stock had a stated value of $1,000 per share.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Dividends on the Series I Preferred Stock were payable at the annual rate of 8% of the stated value of the shares of Series I Preferred Stock outstanding.  The dividends were payable in cash or shares of our Class A common stock, at the Company’s option.

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

On September 27, 2005, the Company entered into an agreement (the “Assignment Agreement”) with Breckenridge and Southridge Partners, LP (“Southridge”) whereby Breckenridge agreed to assign to Southridge the remaining shares of the Company’s Series I Preferred. Southridge paid $1,203,000 for Breckenridge’s rights to the Series I Preferred Stock.  The effect of the Assignment Agreement was to terminate the Company’s rights, duties, and obligations relating to the Series I Preferred with respect to Breckenridge, and to enter into a new agreement relating to such rights, duties, and obligations with Southridge.

Prior to the date of the Assignment Agreement, the Company had issued 26,871,381 shares of the Company’s Class A common stock in response to conversion requests during 2004 and 2005 for 2,078 shares of Series I Preferred Stock.

The Company and Breckenridge were engaged in litigation in New York Superior Court concerning the Company’s assertion that it should be allowed to offset certain claims against Breckenridge against the balance due under the Series I Preferred Stock, as more fully described in Note 10 below.  That litigation was settled during the quarter ended September 30, 2005.

Series J Preferred Stock – Effective September 30, 2005, the Company entered into a 5% Series J Convertible Preferred Stock Exchange Agreement (the "Exchange Agreement") with Southridge Partners, LP ("Southridge"), a Delaware limited partnership. Pursuant to the Exchange Agreement, Southridge exchanged all of the shares of 8% Series I Convertible Preferred Stock that it acquired from The Breckenridge Fund, LLC, for 1,452 shares of the Company's 5% Series J Convertible Preferred Stock (the "Series J Preferred Stock").  The Series J Preferred Stock has a stated value of $1,000 per share.

In connection with the issuance of the Series J Preferred Stock, the Company agreed to register the resale by Southridge of shares to be issued upon conversion of the Series J Preferred Stock.  As of the date of this report, the Company had filed a registration statement on Form S-1, but the registration statement had not been declared effective.

The Series J Preferred Stock entitles Southridge to receive dividends in an amount equal to 5% of the then-outstanding balance of shares of Series J Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Series J Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price which shall be the 90% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date.  The Company has recorded $161,000 as a beneficial conversion option received by Southridge in connection with the issuance of the Series J Preferred Stock.

Fonix has the option, but not the obligation, exercisable at any time, to redeem all or any portion of the outstanding Series J Preferred Stock. The redemption price is equal to the stated value of the outstanding shares of Series J Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by 110%.

Because the shares of Series J were issued in exchange for the remaining outstanding shares of Series I Preferred Stock, the Company did not receive any proceeds in connection with the issuance of the Series J Preferred Stock.  The Company issued 1,452 shares of Series J Preferred Stock in exchange for 1,172 shares of Series I Preferred Stock.  The additional 280 shares of Series J Preferred Stock were issued in payment of a placement fee of $250,000 charged by Southridge and $30,000 that represented the difference between the face value of the Series I Preferred Stock that Southridge acquired from Breckenridge and the amount that Southridge paid to Breckenridge which represents additional legal settlement expense for the Company and has been accounted for as such in the accompanying financial statements.

The Company incurred preferred stock dividends of $750,000 related to Series H Preferred, $161,000 related to Series J Preferred and $85,000 related to Series I Preferred for the nine months ended September 30, 2005 and $3,016,000 related to Series I Preferred and $500,000 related to Series H Preferred for the nine months ended September 30, 2004.

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

The Company issued 5,480,405 shares of Class A common stock to the Equity Line Investor in full satisfaction of an outstanding put of $668,000 during the first quarter of 2005.

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

For the nine months ended September 30, 2005, the Company received $4,263,000 in funds drawn under the Sixth Equity Line, less commissions and fees of $141,000 and issued 75,000,000 shares of Class A common stock to the Equity Line Investor.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Seventh Equity Line of Credit – On May 27, 2005, the Company entered into a seventh private equity line agreement (the "Seventh Equity Line Agreement") with the Equity Line Investor, on terms substantially similar to those of the Sixth Equity Line between Queen and the Company dated November 15, 2004.

Under the Seventh Equity Line Agreement, the Company has the right to draw up to $20,000,000 against an equity line of credit (the "Seventh Equity Line") from the Equity Line Investor.  The Company is entitled under the Seventh Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of the Company's Class A common stock in lieu of repayment of the draw.  The Company is limited as to the amount of shares it may put to the Equity Line Investor in connection with each put; the Company may not put shares which would cause the Equity Line Investor to own more than 4.99% of the Company’s outstanding common stock on the date of the put notice.  The number of shares to be issued in connection with each draw is determined by dividing the amount of the draw by 93% of the average of the two lowest closing bid prices of the Company’s Class A common stock over the ten trading days after the put notice is tendered.  The Equity Line Investor is required under the Seventh Equity Line Agreement to tender the funds requested by the Company within two trading days after the ten-trading-day period used to determine the market price.

The Company entered into an agreement with the Equity Line Investor to terminate all previous equity lines, and cease further draws or issuances of shares in connection with all previous equity lines.  As such, as of the date of this report, the only active equity line of credit was the Seventh Equity Line.

In connection with the Seventh Equity Line Agreement, the Company granted registration rights to the Equity Line Investor and has filed two registration statements which cover the resales of the shares to be issued under the Seventh Equity Line.  The second registration statement had not been declared effective as of the date of this report.

For the nine months ended September 30, 2005, the Company received $2,450,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $76,000 and issued 88,540,105 shares of Class A common stock to the Equity Line Investor.  As of September 30, 2005, the Company had issued 15,574,355 shares of Class A common stock to the Equity Line Investor relating to outstanding put notices relating to outstanding put notices for which the proceeds had not yet been received.  This amount is reflected in the condensed consolidated financial statements as a subscription receivable for $381,000.

9.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Class A Common Stock – During the nine months ended September 30, 2005, the Company issued 5,480,405 shares of its Class A common stock under the Fifth Equity Line, 75,000,000 shares of its Class A common stock under the Sixth Equity Line and 88,540,105 shares of its Class A common stock under the Seventh Equity Line (see Note 8 above); 18,482,083 shares were issued in conversion of 1,078 shares of Series I Preferred Stock; 2,277,777 shares were issued in connection with the settlement agreement with Breckenridge (see Note 10 below); 12,994,095 shares were issued as payment of $750,000 of Series H Preferred dividends; and 18,894,034 shares were issued as payment of $968,000 of principal and interest on long-term debt.

Stock Options – On January 19, 2005, the Company entered into an option exchange program with its employees, wherein the Company gave eligible Fonix employees the opportunity to exchange outstanding stock options for the same number of new options to be issued at least six months and one day from the expiration of the offer.  As a result of the option exchange program, the Company cancelled 414,450 options to purchase shares of the Company’s Class A common stock effective February 22, 2005.  On August 23, 2005 the Company granted 414,450 options to employees participating in the option exchange program.  As of September 30, 2005, the Company had a total of 1,399,405 options to purchase Class A common stock outstanding.  During the nine months ended September 30, 2005, the Company granted options to employees to purchase 1,160,955 shares of Class A common stock, including employees participating in the option exchange program.  The options have exercise prices ranging from $0.04 to $0.12 per share, which was the quoted fair market value of the stock on the dates of grant.  The options granted under the option exchange program were fully vested, the remaining option grants vest over the three years following issuance.  Options expire within ten years from the date of grant if not exercised.  Using the Black-Scholes pricing model, the weighted average fair value of the employee options granted was $0.09 per share.

Warrants – As of September 30, 2005, the Company had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10.  LITIGATION, COMMITMENTS AND CONTINGENCIES

U.S. Department of Labor Settlement Agreement - On March 5, 2003, the Company entered into a settlement agreement with the U.S. Department of Labor relating to back wages owed to former and current employees during 2002.  Under the agreement, the Company was required to pay an aggregate of $4,755,000 to certain former and current employees in twenty-four installment payments.  The first installment payment was due May 1, 2003.  The Company made the final payment due under this agreement in July 2005.

Grenfell Litigation - Two of the Company’s subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc., (the “Subsidiaries”) are among the defendants who have been sued in the Superior Court of Fulton County, State of Georgia, by James D. Grenfell, the former CFO of LecStar.  The suit was filed in December 2003. The plaintiff in that case alleges that he has an unpaid judgment in the amount of $1,015,000 plus interest against the former parent entities of the Subsidiaries and that the transfer of such stock and business in December 2002 to a subsidiary of the Company was in violation of the Georgia Fraudulent Transfer statute.   The plaintiff voluntarily dismissed this action in November 2005.

First Empire Complaint – One of the Company’s subsidiaries, LTEL Holding Corporation, is among the defendants who have been sued in the Superior Court of Fulton County, State of Georgia, by First Empire Corporation and Allen B. Thomas, directly and derivatively in his capacity as shareholder of LecStar Corporation, the former parent of the subsidiaries.  The lawsuit was filed in July 2004.  The plaintiffs in that case allege that certain of the defendants employed fraudulent and deceptive means to acquire the assets of LecStar Corporation, which included the capital stock of the Subsidiaries.  The plaintiffs further allege that those defendants subsequently transferred the stock of the subsidiaries to LTEL Holding Ltd., which the Company acquired through our subsidiary, LTEL Acquisition Corporation, in February 2004.  The plaintiffs argue that they are entitled to recover the value that the Company paid for LTEL Holding Corporation under multiple legal theories including breaches of fiduciary duty, negligence, gross negligence, conversion, fraud and violation of the Georgia Securities Act.  One employee of the Subsidiaries has also been named as a defendant in the litigation.

The Company has filed an answer in the litigation, but has not been involved in discovery because the litigation is in the early stages.  Nonetheless, the Company believes that the claims of the plaintiffs are without merit, and management intends to vigorously defend against the claims of the plaintiffs.

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

Settlement of Breckenridge Lawsuits – On September 27, 2005, the Company agreed with The Breckenridge Fund, LLC (“Breckenridge”) to settle and discontinue the three pending legal actions between the Company and Breckenridge.  The three actions pending in the Supreme Court of New York, Nassau County, involved (i) the Company’s claims against Breckenridge for the improper transfer to and subsequent sale of shares of the Company’s common stock by Breckenridge; (ii) Breckenridge’s claims against the Company for failure to honor conversion notices or properly issue shares upon conversion of the Company’s Series I 8% Convertible Preferred Stock (the “Series I Preferred”) by Breckenridge; and (iii) Breckenridge’s claims that the Company breached agreements in connection with the Series I Preferred, and that pursuant to a security agreement, Breckenridge was entitled to damages and possession of the pledged collateral (collectively, the “Breckenridge Lawsuits”).

In connection with the settlement of the Breckenridge Lawsuits, the Company entered into a Mutual Release of Claims Agreement (the “Mutual Release”), pursuant to which the Company and Breckenridge agreed to settle and dismiss the Breckenridge Lawsuits, and to release any and all claims against each other relating to any prior transactions between the Company and Breckenridge.  Under the Mutual Release, Breckenridge agreed to assign the remaining shares of Series I Preferred to Southridge Partners, LP (“Southridge”), to release its security interest in the Company’s intellectual property, and to stipulate to the discontinuance with prejudice of the Breckenridge Lawsuits.  The Company had issued 965,389 warrants to Breckenridge at the inception of the Series I Preferred Stock transaction that were valued at $261,000.  Those warrants were cancelled in connection

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

with the settlement.  The Company agreed to treat the 2,277,000 shares of Class A common stock that it had previously not considered outstanding as now legitimately issued and outstanding shares and recorded additional litigation settlement expense of $73,000 in the Condensed Consolidated Financial Statements.  The Company agreed to pay to Breckenridge installment payments (the “Periodic Payments”) consisting of monthly payments of $130,000 from November 2005 through April 2006, and monthly payments of $165,000 from May 2006 through December 2006, as well as approximately $397,000 which the Company had previously paid into an escrow account in connection with the Breckenridge Lawsuits.  The Company imputed interest on the periodic payments using a 12% discount rate and recorded a discount of $178,000 on the periodic payments.  The remaining $1,922,000 has been recorded as litigation settlement expense in the Condensed Consolidated Financial Statements.

The Company also entered into an agreement (the “Assignment Agreement”) with Breckenridge and Southridge whereby Breckenridge agreed to assign to Southridge the remaining 1,172 shares of the Company’s Series I Preferred.  Southridge paid $1,203,000 for Breckenridge’s rights to the Series I Preferred Stock and accepted the assignment of the shares of Series I Preferred.  The Company consented to the assignment.

The effect of the Assignment Agreement was to terminate the Company’s rights, duties, and obligations relating to the Series I Preferred with respect to Breckenridge, and to enter into a new agreement relating to such rights, duties, and obligations with Southridge.  Subsequently, the Company entered into an agreement with Southridge whereby Southridge exchanged the shares of Series I Preferred Stock for shares of our Series J Preferred Stock (see Note 7).

Additionally, the Company entered into a Security Agreement with Breckenridge relating to certain of our obligations in connection with the agreement with Breckenridge to discontinue the Breckenridge Lawsuits.  Pursuant to the settlement agreement between the parties, the Company is required to make the Periodic Payments to Breckenridge.  To secure those payments, the Company granted to Breckenridge a security interest in the proceeds that the Company receives in connection with draws on the Seventh Equity Line of Credit and any subsequent equity line-type financings in the event that we do not make a Periodic Payment when due and after the applicable grace period or cure period has run.  With respect to future equity line-type financings, but subject to applicable laws and regulations, the Company agreed to include in the documentation of such financings provisions granting to Breckenridge the right to make draws and to receive funds directly from the equity line provider in the event that the Company fails to make a payment as required, and then only to the extent of the amount of the payment.

The Company is involved in other claims and actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters will not materially affect the Company’s consolidated financial position, liquidity, or results of operations.

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

Fonix Telecom – Telecommunications services including Voice over Internet Protocol (“VoIP”) and Broadband over

Fonix Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Power Line (“BPL”) and other services including satellite television and security services to business and residential customers

The following presents certain segment information as of and for the nine months ended September 30, 2005:

	LecStar Telecom	Fonix Telecom	Speech	Total

Revenues from external customers	$ 11,479,000	$ 47,000	$ 978,000	$ 12,504,000
Selling, general and administrative	4,626,000	1,783,000	3,918,000	10,327,000
Legal settlement expense	2,080,000	--	--	2,080,000
Depreciation and amortization	4,822,000	72,000	46,000	4,939,000
Product development and research	--	--	1,628,000	1,628,000
Interest expense	964,000	--	930,000	1,894,000
Gain on sale of investments	147,000	--	--	147,000
Segment loss	(5,730,000)	(1,856,000)	(7,338,000)	(14,924,000)
Segment assets	10,527,000	798,000	3,599,000	14,924,000
Expenditures for segment assets	143,000	798,000	23,000	964,000

Revenues and assets outside the United States of America were not material.  During the three and nine months ended September 30, 2005 and 2004, the Company had no customers that exceeded 10% of total revenues.

12.  SUBSEQUENT EVENTS

Subsequent to September 30, 2005 and through November 2, 2005, the Company received $677,000 in funds, less commissions and fees of $30,000 drawn under the Seventh Equity Line and issued 11,459,895 shares of Class A common stock to the Equity Line Investor.

Subsequent to September 30, 2005 and through November 2, 2005, the Company issued 8,865,249 shares as payment of Series H Preferred dividends of $250,000 and 10,523,544 shares of Class A common stock as payment of $319,000 of principal and interest on the McCormack debt.

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

Overview

We are engaged in providing integrated telecommunications technologies and services through LTEL Holdings Corporation and Fonix Telecom, Inc., and LecStar Telecom, Inc., and value-added speech technologies through The Fonix Speech Group.  Through LTEL Holdings Corporation, we operate LecStar Telecom, Inc., a regional provider of telecommunications services in the Southeastern United States and LecStar DataNet, Inc., a provider of Internet services.  (LecStar Telecom, Inc. and LecStar DataNet are collectively referred to in this report as “LecStar”).  Through Fonix Telecom, Inc., we offer a variety of telecommunication services and products including wireline, Voice over Internet Protocol (“VoIP”) and Broadband Power Line (“BPL”).  Fonix Telecom operates an integrated network switch and can provide these telecommunication services throughout the United States.

We offer our speech-enabling technologies including automated speech recognition (“ASR”) and text-to-speech (“TTS”) through The Fonix Speech Group.  We offer ASR and TTS technologies for use in interactive videogames, language learning devices, assisted devices, wireless and mobile devices, computer telephony and self-service server solutions. We have received various patents for certain elements of our core technologies and has filed applications for other patents covering various aspects of our technologies.  We seek to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software and operating systems.  Revenues relating to the speech-enabling technologies are generated through licensing agreements, maintenance contracts and services.

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

Fonix Telecom’s VoIP telecommunication services include wireline voice, data, and long distance to primarily business customers.  Fonix Telecom’s BPL telecommunication services include wireline voice, data, and long distance to primarily residential customers.  Fonix Telecom, Inc., is certified by the Federal Communications Commission as a CLEC in Florida, South Carolina and Georgia, with applications pending in other states, to provide regulated local, long distance and international telecommunications services

For the three months ended September 30, 2005 and 2004, we generated revenues of $3,957,000 and $4,426,000, respectively, and incurred net losses of $6,515,000 and $3,321,000, respectively.  For the nine months ended September 30, 2005 and 2004, we generated revenues of $12,504,000 and $10,593,000, respectively, incurred net losses of $14,924,000 and $11,229,000, respectively, and had negative cash flows from operating activities of $5,950,000 and $10,657,000, respectively.  As of September 30, 2005, we had an accumulated deficit of $242,384,000, negative working capital of $16,698,000, accrued liabilities and legal settlement of $9,704,000 and accounts payable of $5,912,000  We expect to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2005, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies and further developing our telecommunications services business.

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

Revenue recognition – We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable and collectibility is reasonable assured.  Revenues are recognized by us based on the various types of transactions generating the revenue.  For software sales by The Fonix Speech Group, we recognize revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition” and related interpretations.  We generate revenues from licensing the rights to our software products to end-users and from royalties.  For telecommunications services, revenue is recognized in the period that the service is provided.

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

For Fonix Telecom and LTEL Holdings, telecommunications revenue is comprised of two main components: (1) fees paid by business and residential subscribers of voice and data services and (2) carrier access fees.  Subscriber revenues include monthly recurring charges, usage charges and non-recurring charges.  Monthly recurring charges are flat monthly fees for local phone and data services.  Usage charges, which primarily include long distance fees, are generally billed on a per-minute or per-call basis.  Non-recurring charges are generally one-time charges for installation or changes to the subscriber’s service.  Carrier access fees are paid to us by other telecommunications carriers as compensation for originating and terminating the carriers’ long distance traffic.

Deferred revenue as of September 30, 2005, and December 31, 2004, consisted of the following:

Description	Criteria for Recognition	September, 2005	December 31, 2004
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 482,000	$ 458,000
Telecom deferred revenue	Service provided for customer	521,000	526,000
Total deferred revenue		$ 1,003,000	$ 984,000

Cost of revenues – Cost of revenues from telecommunications services consists mainly of billings from the incumbent local exchange carriers (“ILECs”) for access to the ILEC’s network.  With respect to The Fonix Speech Group, cost of revenues from license, royalties, and maintenance consists of costs to distribute the software product, installation and support personnel compensation, amortization and impairment of capitalized speech software costs, licensed technology, and other related costs.  Cost of service revenues consists of personnel compensation and other related costs.

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

At September 30, 2005, we had stock-based employee compensation plans.  We account for the plans under the recognition method and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Interpretations. Under APB Opinion No. 25, compensation related to stock options, if any, is recorded if an option’s exercise price on the measurement date is below the fair value of our common stock, and amortized to expense over the vesting period.  Compensation expense for stock awards or purchases, if any, is recognized if the award or purchase price on the measurement date is below the fair value of our common stock, and is recognized on the date of award or purchase.

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

Results of Operations

Three months ended September 30, 2005, compared with three months ended September 30, 2004

During the three months ended September 30, 2005, we recorded revenues of $3,957,000, a decrease of $469,000 from $4,426,000 for the same period in 2004.  The decrease was primarily due to decreased telecommunications revenues of $348,000 decreased DECTalk revenues of $76,000 and decreased non-recurring engineering (“NRE”) speech revenues of $45,000.

Cost of revenues was $2,409,000, an increase of $182,000 from $2,227,000, for the three months ended September 30, 2005.  The increase was primarily due increased costs associated with providing our telecommunications services through LecStar.

Selling, general and administrative expenses were $3,515,000 for the three months ended September 30, 2005, a decrease of $301,000 from $3,816,000 for the same period in 2004.  The decrease was primarily due to decreased salary and wage expenses of $393,000, decreased bad debt of $40,000, decreased depreciation expenses of $25,000, decreased travel expenses of $37,000, decreased promotion and advertising expenses of $68,000, decreased telecommunication billing costs of $24,000, decreased consulting expenses of $11,000, decreased investor relations expenses of $48,000 and decreased taxes, licenses and permits of $4,000 partially offset by the placement fee paid related to the Series J Preferred Stock of $250,000 and increased legal and accounting fees of $55,000.

We incurred legal settlement expense of $2,080,000 for the three months ended September 30, 2005 related to the settlement agreement entered into between us and Breckenridge.

We incurred research and product development expenses of $580,000 for the three months ended September 30, 2005, a decrease of $12,000 from $592,000 for the same period in 2004.  The decrease was primarily due to an overall decrease in salaries and wage-related expenses of $30,000, decreased other operating expenses of $7,000 and decreased depreciation of $8,000 due to the overall decrease in fixed assets, partially offset by increased consulting expenses of $31,000 and increased travel expenses of $2,000.

Other expense, net of other income, was $302,000 for the three months ended September 30, 2005, an increase of $776,000 from net other income of $474,000 for the same period in 2004.  The increase in the overall expense is primarily attributable to the gain on forgiveness of debt recognized in the three months ended September 30, 2004 of $1,159,000, partially offset by decreased interest expense of $199,000 and interest income recognized for the three months ended September 30, 2005 of $106,000.

Nine months ended September 30, 2005, compared with nine months ended September 30, 2004

During the nine months ended September 30, 2005, we recorded revenues of $12,504,000, an increase of $1,911,000 from $10,593,000 for the same period in 2004.  The increase was primarily due to the acquisition of LecStar accounting for $1,924,000, increase NRE revenues of $252,000 and increased retail revenue of $26,000, partially offset by decreased DECTalk royalties of $257,000 and decreased license revenues of $34,000.

Cost of revenues was $7,096,000 for the nine months ended September 30, 2005, an increase of $1,808,000 from $5,288,000 for the same period in 2004.  The increase was primarily due increased costs associated with providing our telecommunications services through LecStar.

Selling, general and administrative expenses were $10,327,000 for the nine months ended September 30, 2005, representing an increase of $377,000 from $9,950,000 for the same period in 2004.  The increase was primarily due to the placement fee paid related to the Series J Preferred Stock of $250,000, increased salary and wage related costs of $220,000, increased other operating expense of $180,000, increased occupancy related costs of $115,000, increased telecommunication billing costs of $33,000, increased consulting expenses of $24,000 and increased taxes and license fees of $20,000, partially offset by decreased depreciation expenses of $142,000, decreased legal and accounting fees of $130,000, decreased travel related expenses of $96,000, decreased promotion and advertising expenses of $71,000, decrease bad debt of $21,000 and decreased investor relations related expenses of $5,000.

We incurred legal settlement expense of $2,080,000 for the three months ended September 30, 2005 related to the settlement agreement entered into between us and Breckenridge.

We incurred research and product development expenses of $1,628,000 for the nine months ended September 30, 2005, a decrease of $430,000 from $2,058,000 for the same period in 2004.  The decrease was primarily due to an overall decrease in salaries and wage related expenses of $293,000, decreased other operating expenses of $91,000, decreased consulting expenses of $17,000, decreased depreciation of $25,000 due to the overall decrease in fixed assets and decrease travel expenses of $18,000, partially offset by increase occupancy related costs of $14,000.

Other expense, net of other income, was $1,540,000 for the nine months ended September 30, 2005, an increase of $1,619,000 from other net income of $79,000 for the same period in 2004.  The overall increase is due to the increased interest expense related to debt acquired in connection with the LecStar acquisition of $307,000 and the change in the gain on forgiveness of liabilities of $1,566,000, partially offset by the gain on the sale of investments of $147,000.

Liquidity and Capital Resources

We must raise additional funds to be able to satisfy our cash requirements during the next twelve months. Product development, corporate operations, and marketing expenses will continue to require additional capital.  Because our current revenue from operations is not sufficient to cover our operating expenses, we intend to continue to rely on financing through the sale of our equity and debt securities to satisfy future capital requirements until such time as we are able to acquire additional telecommunications customers or enter into additional third-party licensing, collaboration, or co-marketing arrangements such that we will be able to finance ongoing operations from sales, license and royalty revenue. There can be no assurance that we will be able to enter into such agreements. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of Fonix in connection with such financing could result in substantial additional dilution to the stockholders Fonix.

As of September 30, 2005, our cash resources were limited to collections from customers, draws on the Seventh Equity Line and loan proceeds, and were only sufficient to cover current operating expenses and payments of current liabilities.  We have entered into certain term payment plans with former employees and vendors.  At September 30, 2005, we had accrued liabilities and legal settlement of $9,704,000, accrued wages and other compensation payable of $404,000 and vendor accounts payable of $5,912,000.  We had not been declared in default under the terms of any material agreements.

We had $12,504,000 in revenue and a loss of $14,924,000 for the nine months ended September 30, 2005. Net cash used in operating activities of $5,950,000 for the nine months ended September 30, 2005, resulted principally from the net loss incurred of $14,924,000, decreased accrued payroll of $1,352,000, decreased prepaid expenses and other current assets of $86,000, gain recognized in connection with the sale of long-term assets of $147,000, gain recognized on redemption of Unveil preferred stock of $104,000 decreased other assets of $383,000 and gain recognized on forgiveness of liabilities of $95,000, partially offset by amortization of intangible assets of $4,758,000, increased accrued liabilities of $1,909,000, increased accounts payable of $705,000, non-cash expense related to the issuance of Series J Preferred stock of $250,000, non-cash expense related to the issuance of shares of common stock as payment of principal and interest on long-term debt of $384,000, accretion of discount on long-term notes payable of $558,000, collection of LecStar accounts receivables of $295,000, depreciation expense of $181,000, increased deferred revenues of $19,000 and non-cash expenses related to the issuance of preferred stock and long-term debt of $2,080,000.  Net cash used in investing activities of $629,000 was due to purchases of property and equipment of $964,000, partially offset by the sale of long-term investments of $384,000 and the release of monies held in escrow of $55,000.  Net cash provided by financing activities of $6,402,000 consisted of the receipt of $6,521,000 in cash related to the sale of shares of Class A common stock and proceeds from related party notes payable of $140,000, partially offset by principal payments on notes payable of $259,000.

We had negative working capital of $16,698,000 at September 30, 2005, compared to negative working capital of $13,580,000 at December 31, 2004.  Current assets increased by $148,000 to $2,268,000 from December 31, 2004, to September 30, 2005.  Current liabilities increased by $3,266,000 to $18,966,000 during the same period.  The change in working capital from December 31, 2004, to September 30, 2005, reflects, in part, increases resulting from increased accrued liabilities of $2,119,000, increased accounts payable of $687,000, reduced accounts receivable of $295,000, increased related party notes payable of $140,000 and the reclassification of long-term debt to current debt of $929,000, partially offset by the decreased accrued payroll balance of $1,352,000 due to scheduled payments made during the period, increased prepaid assets of $86,000 increased notes receivable of $104,000 and increased subscription receivables of $381,000.  Total assets were $14,924,000 at September 30, 2005, compared to $19,000,000 at December 31, 2004.

Notes Payable - Related Parties

During 2002, two of our executive officers (the “Lenders”) sold shares of our Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to us under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in our operations.  The advances bear interest at 10 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003.  Fonix and the Lenders agreed to postpone the maturity date on several occasions.  The note is presently due December 31, 2005.  All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of our shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, we made a principal payment of $26,000 against the outstanding balance of the promissory note.  During 2004, we entered into an agreement with the lenders to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between us and the lender.  We classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004.  We made principal payments against the note of $253,000 during the year ended December 31, 2004.  During the quarter ended September 30, 2005, the Company received an additional advance of $140,000 against the promissory note.  The balance due at September 30, 2005 was $575,000.

The unpaid balance of $575,000 is secured by a security interest in the Company’s intellectual property rights.  As of September 30, 2005, the Lenders had not converted any of the outstanding balance or interest into common stock.

Notes Payable

In connection with the acquisition of the capital stock of LTEL in 2004, we issued a 5%, $10,000,000, secured, six-year note payable to McCormack Avenue, Ltd.  Under the terms of the note payable, quarterly interest-only payments were required through January 15, 2005, with quarterly principal and interest payments beginning April 2005 and continuing through January 2010.  Interest on the promissory note is payable in cash or, at our option, in shares of our Class A common stock.  The note is secured by the capital stock and all of the assets of LTEL and its subsidiaries.  The note was valued at $4,624,000 based on an imputed interest rate of 25 percent per annum.  The note has a mandatory prepayment clause wherein we are required to make prepayments in any given month where we receive net proceeds in excess of $900,000 from any equity line provided by Queen LLC (the “Equity Line Investor”).  The required prepayment is calculated by multiplying the net proceeds received over $900,000 by 33%.  During 2004, we made mandatory prepayments on the note of $415,000.  During the nine months ended September 30, 2005, we made scheduled principal payments of $379,000, an additional principal payment of $168,000 and mandatory prepayments on the note of $102,000.

On January 15, 2005, we issued 655,162 shares of our Class A common stock in payment of $124,000 of interest under the terms of the note.  On April 15, 2005, we issued 6,384,283 shares of our Class A common stock in payment of $319,000 of interest and principal under the terms of the note.  On July 15, 2005, we issued 9,120,404 shares of our Class A common stock in payment of $319,000 of interest and principal under the terms of the note.

On February 28, 2003, LecStar established an asset securitization facility that provided LecStar with $750,000.  Assets securitized under this facility consist of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana.  LecStar has pledged its interest in the special purpose securitization facility, LecStar Telecom Ventures LLC, and customer accounts receivable to the lender.  We have recorded the $750,000 as a note payable in our consolidated financial statements.  The note bears an interest rate of 6.5% and is due on February 27, 2007, with 24 equal monthly installments that began on March 6, 2005.  We had made principal payments of $156,000 through September 30, 2005.

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

We issued 5,480,405 shares of Class A common stock to the Equity Line Investor in full satisfaction of an outstanding put of $668,000 during the first quarter of 2005.

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

For the nine months ended September 30, 2005, we received $4,263,000 in funds drawn under the Sixth Equity Line, less commissions and fees of $141,000 and issued 75,000,000 shares of Class A common stock to the Equity Line Investor.

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

In connection with the Seventh Equity Line Agreement, we granted registration rights to the Equity Line Investor and have filed two registration statements which cover the resales of the shares to be issued under the Seventh Equity Line.  The second registration statement had not been declared effective as of the date of this report.

For the nine months ended September 30, 2005, we received $2,450,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $76,000 and issued 88,540,105 shares of Class A common stock to the Equity Line Investor.  As of September 30, 2005, we had issued 15,574,355 shares of Class A common stock to the Equity Line Investor relating to outstanding put notices for which the proceeds had not yet been received.  This amount is reflected in the condensed consolidated financial statements as a subscription receivable for $381,000.

Subsequent to September 30, 2005 and through November 2, 2005, we received $677,000 in funds, less commissions and fees of $30,000 drawn under the Seventh Equity Line and issued 11,459,895 shares of our Class A common stock to the Equity Line Investor.

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

Dividends on the Series I Preferred Stock were payable at the annual rate of 8% of the stated value of the shares of Series I Preferred Stock outstanding.  The dividends are payable in cash or shares of our Class A common stock, at the Company’s option.  Aggregate annual dividend requirements for the Series I Preferred Stock are $260,000.

On September 27, 2005, we entered into an agreement (the “Assignment Agreement”) with Breckenridge and Southridge Partners, LP (“Southridge”) whereby Breckenridge agreed to assign to Southridge the remaining 1,172 shares of our Series I Preferred.  Southridge paid $1,203,000 for Breckenridge’s rights to the Series I Preferred Stock.  The effect of the Assignment Agreement was to terminate our rights, duties, and obligations relating to the Series I Preferred with respect to Breckenridge, and to enter into a new agreement relating to such rights, duties, and obligations with Southridge.

Prior to the date of the Assignment Agreement, we had issued 26,871,381 shares of our Class A common stock in response to conversion requests during 2004 and 2005 for 2,078 shares of Series I Preferred Stock.

Fonix and Breckenridge were engaged in litigation in New York Superior Court concerning our assertion that we should be allowed to offset certain claims against Breckenridge against the balance due under the Series I Preferred Stock (see Note 10 to Condensed Consolidated Financial Statements).  That litigation was settled during the quarter ended September 30, 2005.

Series J Preferred Stock

Effective September 30, 2005, we entered into a Series J 5% Convertible Preferred Stock Exchange Agreement (the "Exchange Agreement") with Southridge Partners, LP ("Southridge"), a Delaware limited partnership. Pursuant to the Exchange Agreement, Southridge exchanged all of the shares of Series I 8% Convertible Preferred Stock that it acquired from The Breckenridge Fund, LLC, for 1,452 shares of our Series J 5% Convertible Preferred Stock (the "Series J Preferred Stock").

In connection with the issuance of the Series J Preferred Stock, we agreed to register the resale by Southridge of shares to be issued upon conversion of the Series J Preferred Stock.   As of the date of this report, we had filed a registration statement on Form S-1, but the registration statement had not been declared effective.

The Series J Preferred Stock entitles Southridge to receive dividends in an amount equal to 5% of the then-outstanding balance of shares of Series J Preferred Stock. The dividends are payable in cash or shares of our Class A common stock, at our option.

The Series J Preferred Stock may be converted into our common stock at the option of the holder by using a conversion price which shall be the 90% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date.

Redemption of the Series J Preferred Stock, whether at our option or that of Southridge, requires us to pay, as a redemption price, the stated value of the outstanding shares of Series J Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by 110%.

Because the shares of Series J were issued in exchange for the remaining outstanding shares of Series I Preferred Stock, we did not receive any proceeds in connection with the issuance of the Series J Preferred Stock.  We issued 1,452 shares of Series J Preferred Stock in exchange for 1,172 shares of Series I Preferred Stock.  The additional 280 shares of Series J Preferred Stock were issued in payment of a placement fee of $250,000 charged by Southridge and $30,000 that represented the difference between the face value of the Series I Preferred Stock that Southridge acquired from Breckenridge and the amount that Southridge paid to Breckenridge which represents additional legal settlement expense to us and has been accounted for as such in the accompanying financial statements.

In connection with the issuance of the Series J Preferred Stock, we filed with the State of Delaware a Certificate of Designation and Series J 5% Convertible Stock Terms (the "Series J Terms"), which become a part of our Certificate of Incorporation, as amended.

Under the Exchange Agreement and the Series J Terms, Southridge may convert shares of Series J Preferred Stock into shares of our common stock. Our issuances of shares of common stock upon any conversion of the Series J Preferred Stock will be made without registration under the securities Act of 1933 (the "1933 Act") in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. As noted above, the Company agreed to register the resales of shares issued to Southridge upon conversion of the Series J Preferred Stock.

Stock Options and Warrants

 During the nine months ended September 30, 2005, we granted options to employees to purchase 1,160,955 shares of Class A common stock.  The options have exercise prices ranging from $0.04 to $0.12 per share, which was the quoted fair market value of the stock on the dates of grant.  The options granted vest over the three years following issuance.  Options expire within ten years from the date of grant if not exercised.  Using the Black-Scholes pricing model, the weighted average fair value of the employee options granted was $0.09 per share.

On January 19, 2005 we entered into an option exchange program with our employees, wherein we gave eligible Fonix employees the opportunity to exchange outstanding stock options for the same number of new options to be issued at least six months and one day from the expiration of the offer.  As a result of the option exchange program, we cancelled 414,450 options to purchase shares of our Class A common stock effective February 22, 2005.  On August 23, 2005 we granted 414,450 options to employees participating in the option exchange program at $0.04 per share.  As of September 30, 2005, we had a total of 1,399,405 options to purchase Class A common stock outstanding.

As of September 30, 2005, we had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

Other

We presently have no plans to purchase new research and development or office facilities.

Outlook

Corporate Mission Statement, Strategic Goals, Financial Objectives and Growth Strategy

Mission Statement:  “Provide integrated communication products and services through innovative technologies.”

Strategic Goals:

▪

Deliver innovative technologies such as Voice over Internet Protocol (“VoIP”), Broadband over Power Line (“BPL”) and switched telecommunication services with efficient and profitable revenue.

▪

Capitalize on LecStar’s built-in customer base.

▪

Implement a CLEC roll-up and consolidation strategy using the LecStar platform and infrastructure.

▪

Integrate our speech technologies with telecom product offerings to expand customer base and improve operating margins.

▪

Provide competitive speech solutions for interactive videogames, language learning devices, assistive devices, mobile/wireless devices, toys and appliances and enterprise solutions for customer self-service systems based on text-to-speech technologies (“TTS”) and automated speech recognition technologies (“ASR” and together with our TTS, the “Core Technologies”).

▪

Couple our award-winning Core Technology with the industry leaders for interactive videogames, language learning devices, assistive devices, mobile/wireless devices, toys and appliances and enterprise solutions for customer self-service systems.

▪

Focus on clearly measured, value-added speech-based market solutions.

▪

Expand awareness of our products and services by enhancing our public profile on a targeted basis.

▪

Enhance our competitiveness by increasing value-added solutions, portability and ease of use.

Financial Goals:

▪

Increase revenue and positive EBITDA based on the combination of telecom and our speech technology revenue.

▪

Deliver predictable revenue and earnings.

▪

Provide return on shareholder equity.

Growth Strategy:

Having acquired our own soft switch we expect to deliver VoIP services and expand our BPL-partner relationship with Duke Energy.  We expect to transition our telecommunication customers and acquired customers to our VoIP and/or BPL solution.  We will continue the integration of support functions and overhead that should create operational and financial efficiencies.  We will continue to evaluate strategic acquisitions of synergistic companies that will deliver a stable revenue stream and expanded customer base.  We expect to:

▪

enhance operating margins;

▪

improve customer service;

▪

minimize customer churn; and

▪

increase customer loyalty.

Most speech recognition products offered by other companies are based on technologies that are largely in the public domain and represent nothing particularly “new” or creative.  Many of the Fonix speech products and Core Technologies are based on proprietary technologies that are protected by patents.  Management believes our speech-enabled products provide a superior competitive alternative compared to other technologies available in the marketplace.  In addition, we believe our unique market focus for our speech-enabled products will be a substantial differentiator.  To accomplish this objective, we intend to proceed as follows:

Substantially Increase Marketing and Sales Activities.  We intend to expand our sales through partners, OEMs, VARs, direct sales, and existing sales channels, both domestically and internationally, who will focus on the interactive videogames, language learning devices, assistive devices, wireless and mobile device markets, toys and appliances and enterprise solutions for customer self-service systems.  To address global opportunities, we will continue to develop and expand our sales and marketing teams in Asia, Europe, and the United States.

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

As noted above, as of September 30, 2005, we had an accumulated deficit of $242,384,000, negative working capital of $16,698,000, accrued liabilities and legal settlement of $9,704,000 and accounts payable $5,912,000.  Sales of products and telecommunications services and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations, although we have limited capital available under an equity line of credit.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing telecommunications services, license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through the sale of our equity securities, primarily in connection with the Seventh Equity Line.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  Over the past several months, we have reduced our workforce in our speech business unit by approximately 50%.  This reduction may adversely affect our ability to fill existing orders.  As we have noted in our annual report and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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

Regulatory Uncertainty

Prior to 2005, the Company’s telecommunications services were provided almost exclusively through the use of unbundled network elements purchased from BellSouth, our primary incumbent local exchange company (“ILEC”), that were made available to us pursuant to 1996 Telecommunications Act  and the Federal Communications Commission (“FCC”), rules. It has been primarily the availability of cost-based rates for these unbundled network elements that has enabled us to price our local telecommunications services competitively.

In December 2004, the FCC issued final rules that effectively eliminated the requirement under Section 251 of the Telecommunications Act of 1996 that incumbent local exchange companies provide competitive local exchange companies (“CLECs”), including the Company’s telecommunications operations, wholesale services using the unbundled network element platform (“UNE-P”) on a cost based rate known as Total Element Long Run Incremental Cost (“TELRIC”).  The FCC established a 12-month transition plan for implementation:

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

The determination of whether a particular network element is either impaired or unimpaired in a particular market, as defined in the FCC’s final rules, has a significant effect on markets where we already have network facilities and on our plans for entering a new market. It is difficult to predict which geographic areas will become unimpaired for network elements because BellSouth is using confidential information to determine the thresholds for availability; while we have challenged the ILECs’ threshold assumptions in proceedings before the state regulatory bodies in each state where the Company operates, we may not be successful in such challenges. If a market is determined to be unimpaired, we may be unable to cost-effectively offer service in that market.

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

•

Another factor that could cause our costs to increase is the potential adverse changes to the current pricing methodology, TELRIC, mandated by the FCC for use in establishing the prices charged to us by incumbent local exchange companies for the use of their unbundled network elements for so long as we are permitted to continue to use them, and for the use of transport and other services in connection with our local network. The FCC’s 2003 Triennial Review Order, which was reversed in part and remanded to the FCC with instructions to revise the Order in material ways clarified several aspects of these pricing principles related to depreciation, fill factors (i.e. network utilization) and cost of capital, which could enable ILECs to increase the prices for unbundled network elements. In addition, the FCC released a Notice of Proposed Rulemaking on December 15, 2003, which initiated a proceeding to consider making additional changes to its unbundled network element pricing methodology, including reforms that would base prices more on the actual network costs incurred by incumbent local exchange companies than on the hypothetical network costs that would be incurred when the most efficient technology is used. The TELRIC methodology still governs our pricing for loops purchased from the incumbent local exchange companies in connection with our local network. We cannot predict if the FCC will order new TELRIC pricing or if Congress will amend the 1996 Act, affecting such pricing or availability. These changes could result in material increases in prices charged to us for unbundled network elements, including those used in our own local network; and

•

An additional factor that could cause our costs to increase is the potential decisions or actions by state commissions to increase prices for unbundled network elements in ongoing state cost dockets.  One increase in costs may result in Georgia where a large percentage of our customers reside.  The Georgia Public Service Commission (“GPSC”) reduced rates for wholesale access to unbundled elements in Georgia in a June 23, 2003, Order as part of a comprehensive cost case.  The result of that ruling was appealed by BellSouth; however, in the intervening period, the Company has been purchasing UNE-P lines at the ordered rates established in June 2003.  The U.S. District Court for the Northern District of Georgia ruled that the June 2003 GPSC Order was unlawful.  The Court remanded the case back to the GPSC with a requirement to “make whole” BellSouth for the difference in rates.  Other CLECs appealed the ruling to the U.S. Court of Appeals for the Eleventh Circuit. The prior ruling was affirmed on appeal on February 23, 2005.  The GPSC ruling may establish a new higher rate for UNE-P in Georgia and establish a period of time through which the Company would have to refund the difference in rates to BellSouth.  A roll back to pre June 2003 UNE-P rates could have an impact of between $1.50 and $3.00 per line per month.  A true-up for the entire period would have a substantially negative impact on the Company’s financial performance due to higher on going costs and a substantial one-time refund due to BellSouth.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

U.S. Department of Labor Settlement Agreement - On March 5, 2003, we entered into a settlement agreement with the U.S. Department of Labor relating to back wages owed to former and current employees during 2002.  Under the agreement we are required to pay an aggregate of $4,755,000 to certain former and current employees in twenty-four installment payments.  The first installment payment was due May 1, 2003.  We made the final payment due under this agreement in July 2005.

Grenfell Litigation - Two of our subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc., (the "Subsidiaries") are among the defendants who have been sued in the Superior Court of Fulton County, State of Georgia, by James D. Grenfell, the former CFO of LecStar.  The suit was filed in December 2003. The plaintiff in that case alleges that he has an unpaid judgment in the amount of $1,015,000 plus interest against the former parent entities of the Subsidiaries and that the transfer of such stock and business in December 2002 to a subsidiary of the Company was in violation of the Georgia Fraudulent Transfer statute.  The plaintiff voluntarily dismissed this action in November 2005.

First Empire Complaint - One of our subsidiaries, LTEL Holding Corporation, is among the defendants who have been sued in the Superior Court of Fulton County, State of Georgia, by First Empire Corporation and Allen B. Thomas, directly and derivatively in his capacity as shareholder of LecStar Corporation, the former parent of the subsidiaries.  The lawsuit was filed in July 2004.  The plaintiffs in that case allege that certain of the defendants employed fraudulent and deceptive means to acquire the assets of LecStar Corporation, which included the capital stock of the Subsidiaries.  The plaintiffs further allege that those defendants subsequently transferred the stock of the subsidiaries to LTEL Holding Ltd., which we acquired through our subsidiary, LTEL Acquisition Corporation, in February 2004.  The plaintiffs argue that they are entitled to recover the value that we paid for LTEL Holding Corporation under multiple legal theories including breaches of fiduciary duty, negligence, gross negligence, conversion, fraud and violation of the Georgia Securities Act.  One employee of the Subsidiaries has also been named as a defendant in the litigation.

We have filed an answer in the litigation, but have not been involved in discovery because the litigation is in the early stages.  Nonetheless, we believe that the claims of the plaintiffs are without merit and management intends to vigorously defend against the claims of the plaintiffs.

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

Settlement of Breckenridge Lawsuits – On September 27, 2005, we agreed with The Breckenridge Fund, LLC (“Breckenridge”) to settle and discontinue the three pending legal actions between us and Breckenridge.  The three actions pending in the Supreme Court of New York, Nassau County, involved (i) our claims against Breckenridge for the improper transfer to and subsequent sale of shares of our common stock by Breckenridge; (ii) Breckenridge’s claims against us for failure to honor conversion notices or properly issue shares upon conversion of our Series I 8% Convertible Preferred Stock (the “Series I Preferred”) by Breckenridge; and (iii) Breckenridge’s claims that we breached agreements in connection with the Series I Preferred, and that pursuant to a security agreement, Breckenridge was entitled to damages and possession of the pledged collateral (collectively, the “Breckenridge Lawsuits”).

In connection with the settlement of the Breckenridge Lawsuits, we entered into a Mutual Release of Claims Agreement (the “Mutual Release”), pursuant to which we and Breckenridge agreed to settle and dismiss the Breckenridge Lawsuits, and to release any and all claims against each other relating to any prior transactions between us and Breckenridge.  Under the Mutual Release, Breckenridge agreed to assign the remaining shares of Series I Preferred to Southridge Partners, LP (“Southridge”), to release its security interest in the Company’s intellectual property, and to stipulate to the discontinuance with prejudice of the Breckenridge Lawsuits.  We had issued 965,389 warrants to Breckenridge at the inception of the Series I Preferred Stock transaction that were valued at $261,000.  Those warrants were cancelled in connection with the settlement.  We agreed to treat the 2,277,000 shares that we had previously not considered outstanding as now legitimate issued and outstanding shares and recorded additional litigation settlement expense of $73,000 in the Condensed Consolidated Financial Statements.  We agreed to pay to Breckenridge installment payments (the “Periodic Payments”) consisting of monthly payments of $130,000 from November 2005 through April 2006, and monthly payments of $165,000 from May 2006 through December 2006, as well as approximately $397,000 which we had previously paid into an escrow account in connection with the Breckenridge Lawsuits.

We also entered into an agreement (the “Assignment Agreement”) with Breckenridge and Southridge whereby Breckenridge agreed to assign to Southridge the remaining 1,172 shares of the Company’s Series I Preferred. Southridge paid $1,203,000 for Breckenridge’s rights to the Series I Preferred Stock. We consented to the assignment.

The effect of the Assignment Agreement was to terminate our rights, duties, and obligations relating to the Series I Preferred with respect to Breckenridge, and to enter into a new agreement relating to such rights, duties, and obligations with Southridge.  Subsequently, we entered into an agreement with Southridge whereby Southridge exchanged the shares of Series I Preferred Stock for shares of Series J Preferred Stock.

Additionally, we entered into a Security Agreement with Breckenridge relating to certain of our obligations in connection with the agreement with Breckenridge to discontinue the Breckenridge Lawsuits.  Pursuant to the settlement agreement between the parties, we are required to make the Periodic Payments to Breckenridge.  To secure those payments, we granted to Breckenridge a security interest in the proceeds that we receive in connection with draws on the Seventh Equity Line of Credit and any subsequent equity line-type financings in the event that we do not make a Periodic Payment when due and after the applicable grace period or cure period has run.  With respect to future equity line-type financings, but subject to applicable laws and regulations, we agreed to include in the documentation of such financings provisions granting to Breckenridge the right to make draws and to receive funds directly from the equity line provider in the event that we fail to make a payment as required, and then only to the extent of the amount of the payment.

We are involved in other claims and actions arising in the ordinary course of business.  In the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters will not materially affect our consolidated financial position, liquidity, or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

`

During the nine months ended September 30, 2005, we issued 5,480,405 shares of our common stock under the Fifth Equity Line, 75,000,000 shares of our common stock under the Sixth Equity Line and 88,540,105 shares of our common stock under the Seventh Equity Line  to the Equity Line Investor.  We issued 18,482,083 shares of our common stock in connection with conversions of our Series I Preferred stock to Breckenridge.  We issued 12,994,095 shares as payment of $750,000 of Series H Preferred dividends to the holders of the Series H Preferred and 18,894,034 shares as payment of $968,000 of principal and interest on long-term debt.  Subsequent to September 30, 2005 and through the date of this report, we issued 11,459,895 shares of our common stock under the Seventh Equity Line, 8,865,249 shares as payment of Series H Preferred dividends and 10,523,544 shares as payment of principal and interest on long-term debt.  These shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The resales of the shares were registered under registration statements on Form S-2 and Form S-1.  The proceeds from the Seventh Equity Line transactions were used for working capital.

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

Date: November 7, 2005

/s/ Roger D. Dudley

Roger D. Dudley, Executive Vice President,

Chief Financial Officer

(Principal financial officer)