Form 10-K
period 2005-12-31
FONIX CORP
filed 2006-03-21
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ______________.

Commission File No. 0-23862

Fonix Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2994719 (I.R.S. Employer Identification No.)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 is approximately $15,766,000, calculated using a closing price of $0.065 per share on June 30, 2005. For purposes of this calculation, the registrant has included only the number of shares directly held by its officers and directors as of (and not counting shares beneficially owned on that date), in determining the shares held by non-affiliates.

As of March 10, 2006, there were issued and outstanding 481,309,900 shares of our Class A common stock.

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

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [  ] No [X].

Fonix Corporation

2005 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY FONIX AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED “FORWARD-LOOKING STATEMENTS” AND ELSEWHERE IN THIS ANNUAL REPORT.  WE DISCLAIM ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATMEMNT, WHETHER AS A RESULTOF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE. THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT.

About Fonix

Fonix Corporation (the “Company,” “Fonix” or “us”), a communications and technology company based in Salt Lake City, Utah, operates three wholly owned subsidiaries: (i) Fonix Telecom, Inc. (“Fonix Telecom”), which provides integrated network-based telecommunication service and is a re-seller of telecommunication products; (ii) LecStar Telecom, Inc. (“LecStar Telecom”), a re-seller of non network-based telecommunication services; and, (iii) Fonix Speech, Inc. (“Fonix Speech”), which provides value-added speech technologies. These interactive speech technologies, applications and solutions embedded on chips, devices and systems provide cost-effective solutions to access information and data.

With its acquisition of LecStar Telecom in February 2004 and the formation of Fonix Telecom in January 2005, the Company’s primary revenue source shifted to telecommunications services. Due to recent regulatory changes negatively effecting LecStar’s ability to sustain historical revenue and to manage expense, Fonix Telecom, through an Administrative Agreement manages the business operations of LecStar. For the foreseeable future, Fonix Telecom will generate the telecommunication revenue. The Company will continue its diversified revenue base between Fonix Speech and Fonix Telecom and expects Fonix Telecom will be the major source of revenue during the next 12 to 18 months,

Company Internet addresses are as follows:
Fonix Corporation - www.fonix.com
Fonix Speech, Inc. - www.fonixspeech.com
Fonix Telecom, Inc. - www.fonixtelecom.com
LecStar Telecom, Inc. - www.lecstar.com

History and Development of the Company

The Company was incorporated in Delaware in 1985, and, pursuant to a merger transaction in 1994, the Company’s name was changed to Fonix Corporation. Through Fonix Speech, the Company delivers speech interface development tools, solutions and applications (the “Speech Products”) that empower people to interact conversationally with information systems and devices. The Speech Products are based on the Company’s speech-enabling technologies, which include text-to-speech (“TTS”) and proprietary neural network-based automatic speech recognition (“ASR”). ASR and TTS technologies are sometimes collectively referred to in this report as “Core Technologies.” The Company’s Speech Products enhance user productivity, ease of use and efficiency in a broad range of market segments, including mobile and wireless devices; videogame consoles; electronic devices for the assistive and language learning markets, robots and appliances; automotive telematics, computer telephony and server applications.

Prior to 2002, the Company focused on research and development (“R&D”) projects for customized applications. R&D and prototype development used the Core Technologies to develop applications and engines marketed for multiple operating systems and hardware platforms.

Today, Fonix Speech serves markets that are adopting speech-enabled interfaces, solutions and applications. As memory requirements, noise robustness, speech recognition accuracy and efficiency of speech interface solutions become increasingly critical, Fonix Speech anticipates that its Core technologies and solutions will meet customer demand for simple, convenient user interfaces.

On February 24, 2004, the Company completed its acquisition of all of the capital stock of LTEL Holdings Corporation (“LTEL”) and its wholly owned subsidiaries, LecStar Telecom, Inc. and LecStar DataNet, Inc. (collectively “LecStar”). LecStar, an Atlanta-based competitive local exchange carrier (“CLEC”), offers wire line voice, data, long distance and Internet services to business and residential customers throughout BellSouth’s Southeastern United States operating territory. The acquisition of LecStar significantly accelerated the Company’s growth strategy by providing a recurring revenue stream, built-in customer base and new marketing channels.

TELECOMMUNICATIONS

Fonix Telecom, Inc.

On January 13, 2005, Fonix announced the official formation of Fonix Telecom, Inc. (“Fonix Telecom”), a wholly owned subsidiary. Fonix Telecom, a facilities-based network provider, offers next-generation telecommunications products and services, including Voice over Internet Protocol (“VoIP”) and Broadband over Power Lines (“BPL”) through partner channels and product groups. During 2005, Fonix Telecom completed the purchase and installation of a softswitch manufactured by Lucent. The switch has been in service since August of 2005, providing on-net telecommunications services. Fonix Telecom also provides resalable telecommunication services and products through its interconnection agreements with major incumbent carriers, such as BellSouth. Fonix Telecom is currently licensed to re-sell traditional telecommunication services and products in Georgia, Florida, North Carolina and South Carolina.

Fonix Telecom launched VoIP services for small- to medium-sized business customers in the Southeastern United States. Fonix VoIP service provides customers with an economical alternative to private branch exchange (“PBX”) or central office exchange services with the flexibility and durability of Internet Protocol.

The Fonix IP Phone Service, known as Fonix Fonesm, offers VoIP to business customers. It is a feature-rich service package that provides all Class 5 switching features, conference calling, unified messaging, “find me - follow me” (virtual call forwarding) and a user portal. The service works over the customer’s existing broadband connection. Fonix IP Phone Service is a cost-effective solution, combining all the features and functionalities of a virtual private network at a lower price than traditional voice service platforms.

On August 17, 2004, Fonix Telecom field-tested delivery of BPL and VoIP with Duke Power, a business unit of Duke Energy and one of the nation’s largest electric utilities providing electricity and value-added products and services to more than two million customers in North Carolina and South Carolina. Duke Power expects to expand its BPL commercial trial service area in 2006 to approximately 15,000 customers in North Carolina. Fonix Telecom’s BPL service allows users to turn any electrical outlet in their home into a gateway to the Internet, simply by plugging in their computer and BPL modem.

Effective January 1, 2006, Fonix Telecom and LecStar Telecom entered into an Administrative Service Agreement. Under the agreement, Fonix Telecom agreed to provide all operating services for LecStar’s accounts; including, but not limited to: billing, customer relationship management systems and telecommunications services under the terms of LecStar’s current commercial agreements with BellSouth and other wholesale telecommunicationsproviders. Fonix Telecom will receive fees from LecStar for these services and LecStar will reimburse Fonix Telecom for its costs.

Distribution Strategy

With its network-based softswitch, Fonix Telecom will sell VoIP through direct sales agents, channel partners and independent agents. Fonix Telecom will provide all installation, provisioning, billing and other customer services. Fonix Telecom VoIP services and products are provides through connection agreements with Level 3, Broadwing, XO Communications and Global Crossing. Fonix Telecom expects to provide telecommunications products such as VoIP local and long distance, internet services through BPL. In addition, Fonix Telecom has entered into interconnection agreements with BellSouth, Qwest, USLec, Sprint, Tier II and Global Crossing throughout the Southeastern United States allowing Fonix Telecom to collocate network facilities with these carriers, lease network elements and re-sell their services.

Fonix Telecom Competition and Industry Position

Fonix Telecom operates in a highly competitive market. Several key competitors have greater financial resources, established brand names and reputations, larger customer bases and diverse strategic plans and technologies. Often, telecommunication services companies will compete for consumers based on price. The dominant providers conduct extensive advertising campaigns to capture market share. Competitors with greater financial resources may also be able to provide more attractive incentive packages to independent sales agents to encourage them to offer products that compete with Fonix Telecom products and services. Competitors may also be better situated to negotiate more favorable contracts with independent sales agents and have the capital to rapidly deploy or leverage new or existing communications equipment and broadband networks.

In the provisioning of local access services, long distance services and data and integrated services, Fonix Telecom faces competition from incumbent local exchange carriers (“ILECs”) such as BellSouth and Sprint, other CLECs, such as US LEC, ITC Deltacom, Cbeyond, and Talk America, and other integrated communications providers and inter-exchange carriers who may have a more substantial marketing presence or possess their own network facilities and may offer services similar to those of Fonix Telecom at more favorable prices. Fonix Telecom purchases its services either through relationships governed by a Commercial Agreement with BellSouth, interconnection agreements or wholesale agreements for access to Internet service or BPL with Duke Power in North Carolina.

Fonix Telecom is seeking to establish relationships with independent agents to market and sell services to their respective customer bases. Competitors may offer agents exclusive agreements, greater commissions, better terms or other incentives that hinder Fonix Telecom’s ability to attract and/or retain these agents.

Existing competitors are likely to continue to expand their service offerings to appeal to agents and consumers and new competitors are likely to enter the telecommunications market and attempt to market services similar to Fonix Telecom’s, which will result in greater competition. If competitors devote significant additional resources to the provision of VoIP and Internet services to their customer base, such actions could have a material adverse effect on Fonix Telecom’s business, financial condition and results of operations, and Fonix Telecom can make no assurance that it will be able to compete successfully against such existing or new competitors.

In addition to VoIP and Internet Service Providers competitors, Fonix Telecom also faces strong competition from competing telecommunications technologies. Other technologies exist with characteristics superior to Fonix Telecom’s methods of transmission and provisioning of services, which may be used instead of Fonix Telecom’s services. The development of new technologies, or the significant penetration of alternative technologies into Fonix Telecom’s target markets, may reduce the demand for Fonix Telecom’s services and harm its business. Existing alternative technologies include:

▪	Digital Subscriber Line (DSL) Technology - DSL technology was developed to produce higher data transfer rates over the existing copper-based telephone network.
▪	Cable Modems - Cable modems can allow users to send and receive data and VoIP communications using cable television distribution systems.
▪	Wireless Technologies - Wireless technologies such as Wi-Fi, Wi-Max, satellite and microwave communications systems can provide high-speed data and VoIP communications.
▪
Broadband over Power Line (BPL) - BPL is still a promising technology and, while Fonix Telecom is well positioned in this space, selection of a competitor such as Current Communications Group by a utility would foreclose competition on that utility’s network.

LecStar Telecom, Inc.

LecStar Telecom, Inc., a wholly owned subsidiary of Fonix, provides a full array of wireline voice, data, long distance and Internet telephone services utilizing traditional lines. LecStar serves small- to medium-sized businesses and residential customers with a balanced focus on high-density metropolitan areas and under-served smaller communities. Services are offered at moderate discounts off BellSouth prices and are delivered through the cost-effective use of LecStar’s network facilities, Unbundled Network Elements (“UNEs”) acquired from BellSouth, and/or resold via services acquired through wholesale agreements with BellSouth and other carriers. LecStar’s provisioning systems are electronically bonded with BellSouth, enabling the efficient ordering of services in real-time.

Due to recently regulatory changes that have severely impacted the legacy CLECs, LecStar believes the traditional CLEC model is unsustainable in the current regulatory environment. Recent regulatory changes have benefited the Regional Bell operating company (“RBOC”), allowing them to only offer to LecStar and other CLECs resale contracts with substantially smaller margins.

Distribution Strategy

LecStar has entered into interconnection agreements with major incumbent carriers throughout the Southeastern United States, allowing LecStar to collocate network facilities with these carriers, sell VoIP, lease network elements, re-sell their services and utilize the carriers’ provisioning, installation and maintenance services at favorable costs. Interconnection and resale agreements have been signed with BellSouth, Qwest, USLec, Level 3, Sprint, Tier II and Global Crossing for access to network and wholesale access services, so LecStar can market a full suite of communications solutions on par with other major carriers. Due to recent regulatory changes, LecStar can only service legacy UNE customers at decreasing margins and cannot offer telecommunication services and products to new customers under the existing interconnection agreement with BellSouth. LecStar is able to offer services to some customers through other wholesale relationships and/or the re-sale of BellSouth services. In addition, we expect that Georgia, LecStar’s largest state of operations, and perhaps other states, will establish new wholesale rates under Section 271 (“271”) of the Telecommunications Act of 1996. While these 271 UNE rates are likely to be higher than existing rates, the 271 rates are expected to be at or below the commercial agreement rates from BellSouth. For LecStar, an interconnection agreement is preferable to a commercial agreement because it does not sacrifice LecStar’s regulatory and legal rights and it permits LecStar to maintain its flexibility to move customers off of the BellSouth platform as future and more desirable technologies such as BPL and wireless access services emerge.

Utility Partnerships

LecStar has entered into strategic partnerships with local electric utilities in several parts of the Southeastern United States to market co-branded voice and data services to residential and business customers. In addition, LecStar has developed marketing partnerships with interconnect companies and value-added agents that market more complex telecommunication services to medium- and large-sized businesses.

LecStar Competition and Industry Position

LecStar Telecom operates in a highly competitive market. Several key competitors have greater financial resources, established brand names and reputations, larger customer bases and diverse strategic plans and technologies. Often, telecommunication services companies will compete for consumers based on price. The dominant providers, principally the RBOCs, conduct extensive advertising campaigns to capture market share. Competitors with greater financial resources may also be able to provide more attractive incentive packages to independent sales agents to encourage them to offer products that compete with LecStar Telecom products and services. Competitors may also be better situated to negotiate more favorable contracts with independent sales agents and have the capital to rapidly deploy or leverage new or existing communications equipment and broadband networks.

In the provisioning of traditional local access services and long distance services, LecStar Telecom faces competition from RBOCs, incumbent local exchange carriers (“ILECs”) such as Sprint, other CLECs such as ITC Deltacom, Supra Telecom, and Talk America, and inter-exchange carriers who may have a more substantial marketing presence or possess their own network facilities and may offer services similar to those of LecStar Telecom at more favorable prices. In addition, LecStar Telecom has elected not to sign a commercial agreement with BellSouth in anticipation of the potentially favorable pricing through the regulatory process. The outcome of certain regulatory and legal proceedings are an important element in determining LecStar’s potential opportunities to add new customers at competitive rates. On March 8, 2006, Georgia, the largest state of operations for LecStar, ruled in favor of establishing a UNE rate below the commercial agreement rate offered to other carriers. BellSouth is likely to appeal this decision and the outcome of the appeal cannot be determined at this time. Several other states have ruled that they did not have the authority to set such a rate, while several states such as Tennessee, Kentucky and Mississippi have not yet decided the issue.

LecStar and its competitors substantially rely on independent agents to market and sell services to their respective customer bases. Competitors may offer agents greater commissions, better terms or other incentives that hinder LecStar Telecom’s use of these agents. In addition, these agents may enter into exclusive arrangements with competitors, which could hinder LecStar Telecom’s ability to attract and retain these agents.

Recent decisions by the Federal Communications Commission (“FCC”) and state regulatory bodies have created new hurdles for LecStar Telecom. Legislators and regulators are likely to provide ILECs such as BellSouth with increased regulatory flexibility and retail and wholesale pricing freedoms as competition increases. If ILECs are permitted to lower their retail rates substantially, and simultaneously implement wholesale price increases, to CLEC customers such as LecStar Telecom, with volume or term discount pricing practices for their largest customers, the net income or cash flow of small- to medium-sized integrated communications providers and CLECs such as LecStar Telecom could be materially adversely affected. Furthermore, several large, long distance providers have entered traditional local exchange services markets, and new VoIP technology is capturing more of the market for traditional wireline service. LecStar Telecom cannot predict the number of competitors that will emerge as a result of currently existing or potential federal and state regulatory or legislative actions. Competition from ILECs and non-traditional providers with respect to inter-exchange and local voice and data services could have a materially adverse effect on LecStar Telecom’s business.

Existing competitors are likely to continue to expand their service offerings to appeal to agents and consumers, and new competitors are likely to enter the telecommunications market and attempt to market services similar to LecStar Telecom’s, which will result in greater competition. If competitors devote significant additional resources to the provision of international or national long distance telecommunications services to their customer base, such actions could have a material adverse effect on LecStar Telecom’s business, financial condition and results of operations, and LecStar Telecom can make no assurance that it will be able to compete successfully against such existing or new competitors.

In addition to traditional wireline competitors, LecStar Telecom also faces strong competition from competing telecommunication technologies. Other technologies exist that provide greater bandwidth than LecStar Telecom’s methods of transmission, which may be used instead of LecStar Telecom’s services. The development of new technologies, or the significant penetration of alternative technologies into LecStar Telecom’s target markets, may reduce the demand for LecStar Telecom’s services and harm its business. Existing alternative technologies include:

▪	Digital Subscriber Line (DSL) Technology - DSL technology was developed to produce higher data transfer rates over the existing copper-based telephone network.
▪	Cable Modems - Cable modems can allow users to send and receive data and VoIP communications using cable television distribution systems.
▪	Wireless Technologies - Wireless technologies, such as Wi-Fi, Wi-Max, satellite and microwave communications systems, can provide high-speed data and VoIP communications.
▪
Broadband over Powerline - BPL is still a promising technology, and, depending upon the strategy of the utility that builds out such a network, will determine whether it represents a wholesale alternative or a threat to LecStar.

VALUE-ADDED SPEECH TECHNOLOGIES

Fonix Speech, Inc.

On January 1, 2006, Fonix Speech, Inc. was incorporated and now operates as a wholly owned subsidiary of Fonix Corporation. Fonix Speech provides value-added embedded speech technology development tools, applications and solutions for multiple market segments including mobile and wireless devices; videogame consoles; electronic devices for the assistive and language learning markets, robots and appliances; automotive telematics, computer telephony and server applications.

Original Equipment Manufacturers (“OEMs”) of consumer electronics devices and products, software developers, wireless operators, telephony distributors, system integrators and value-added resellers (“VARs”) can simplify the use and increase the functionality of their electronic products and services by integrating Fonix speech interfaces, resulting in broader market opportunities and significant competitive advantages. Fonix Speech development tools and solutions support multiple hardware and software platforms, are environment and speaker independent, optimize cost and power efficiencies, are easily integrated with relatively small memory requirements for embedded applications, and enhance scalability for high channel capacity for computer telephony and server-based systems.

Fonix Speech Market Focus

Fonix Speech delivers speech solutions in the following markets:

▪	Mobile / Wireless
Fonix Speech provides embedded speech interface solutions for mobile phones, Smartphones, PDAs and wireless communication devices. The award-winning Fonix VoiceDial™ is a totally interactive, hands-free software application that enables users to place calls and navigate device menus and applications simply by speaking. Fonix VoiceCentral™ is a hands-free software application for Pocket PC that allows users to access Personal Information Management (“PIM”) tools, navigate through the device software, and access song and movie lists simply by speaking.

Fonix Mobile/Wireless Solutions:

o	Fonix VoiceDial
Fonix VoiceDialTM is a totally interactive, hands-free software application for Windows Mobile Pocket PC, Smartphone and Symbian devices that enables users to access mobile phone contacts simply by speaking. VoiceDial is speaker independent, so no voice training is involved, including both contact names and digit dialing. The speech recognition is highly accurate, even in noisy environments like cars or airports. VoiceDial offers several prompting voices; users choose which voices to download to their device. All TTS voices are highly intelligible and will handle an unlimited vocabulary, even with difficult contact names. VoiceDial is available in multiple languages — English, French, German and Spanish. Current phones supported by Fonix VoiceDial include: Cingular 12125, T-Mobile SDA, SDA II, Audiovox SMT 5600, i-mate SP3, i-mate SP3i, i-mate SP5, Motorola i930, Motorola MPx220, SPV C500, SPV C600, TSM 520, T-Mobile MDA, Cingular 8125, PPC 6700, Audiovox PPC 6600, i-mate PDA2k, i-mate JASJAR, i-mate K-JAM, MDA Pro, SPV M5000, and Qtek 9100.

o	Fonix VoiceCentral
Fonix VoiceCentral™ is a totally interactive, hands-free software application for Windows Mobile Pocket PC and Smartphone devices that enables users to access PIM tools, navigate through the device software and access song and movie lists simply by speaking. VoiceCentral incorporates the award-winning Fonix VoiceDial software, while adding several other significant capabilities. VoiceCentral allows users to manage email (listen to email, then choose to delete, reply with a .wav file or save), access calendar and tasks, launch or close any application simply by speaking, dial names directly from the contact list (users do not have to navigate multiple menu trees; they just say the name of the person they want to call), and dial a number directly using a continuous string of numbers.

Fonix Mobile / Wireless Market Opportunities:

Fonix Speech’s partners, original equipment manufacturers (“OEMs”) and original device manufacturers (“ODMs”) provide significant potential to reach users in many market areas. Fonix Speech has already seen significant market response to VoiceDial and expects to deliver in the following channels:

o
OEMs & ODMs: The first Fonix VoiceDial contract delivered the solution on the Hewlett Packard (HP) Journada ® 928 WDA. To date, VoiceDial has shipped with these additional devices: Hitachi G1000, i-mate PDA2k, T-Mobile MDA III and the O2 XDA IIs. Fonix also has partnerships with Microsoft, Intel, Texas Instruments, Hitachi, O2 and HTC and is aggressively pursuing additional OEM opportunities with Nokia, Motorola, Sony-Ericsson, Siemens, Palm and Samsung.

o
Mobile Operators: Fonix markets VoiceDial and VoiceCentral through mobile operators such as AT&T Wireless, T-Mobile, Orange, Vodafone and Verizon. VoiceDial can be delivered several ways, including loading software directly on the device or over-the-air activation.

o
Bundled Solutions: Other complementary solutions are also channels for distribution for the Speech Products. Companies like ALK have integrated Fonix Speech’s solutions into their applications. Fonix Speech foresees partners shipping the full VoiceDial and VoiceCentral functionality as a complement to their applications and devices.

Fonix Speech has several competitors offering a variety of speech technologies and products. Companies like Nuance, Voice Signal and Neuvoice all deliver speaker-dependent and speaker-independent solutions. Other speech companies like IBM may introduce competitive products.

▪	Electronic Devices
Fonix speech solutions make everyday life easier for people who are blind or have visual, vocal or mobility impairments, and for non-English speakers who are learning the English language. Fonix DECtalk®, the best known and most respected name in the assistive market, transforms ordinary text into highly intelligible speech. Fonix VoiceIn™ is Fonix Speech’s proprietary neural network-based automatic speech recognition. Fonix Speech has taken its intuitive Core Technologies and applied them to everyday speech solutions for PCs and other consumer devices such as cordless phones, electronic dictionaries, MP3s and toys.

Fonix Speech Solutions for Electronic Devices

Fonix Speech offers a variety of speech solutions for the assistive and language learning markets.

o	The Assistive Market
Fonix speech solutions make everyday life easier for people who are blind, have visual, vocal or mobility impairments or have learning disabilities. Fonix DECtalk® is the assistive industry’s premier text-to-speech engine, offering nine highly intelligible TTS voices and six languages. Many users rely on Fonix DECtalk to read their email, the daily news or other documents, or to function as their voice to the outside world. In addition, Fonix has expanded its solutions for the assistive market to incorporate the full line of Fonix TTS offerings; including high-quality concatenated TTS and high-recognition-rate ASR, which is marketed as Fonix VoiceIn Standard Edition. Current OEM partners in the assistive market include Dynavox, GW Micro, Prentke-Romich, Kurzweil Education Systems and Toby Churchill.

o	PDA, PC and Electronic Devices
Fonix solutions apply speech interfaces to tasks that users perform everyday. Many of these solutions are appropriate for multiple markets — assistive, mobile and wireless, and business and home users. The Speech Products enable users to listen to documents, have email read aloud, access programs and launch applications with speech commands. Current OEM partners include Microsoft, Intel, Texas Instruments, Hitachi, O2, Code Factory and HTC.

o	The Language Learning Market
Fonix speech solutions are particularly useful for non-English speakers who are learning the language. In the speech-enabled language learning market, Fonix has capitalized on Fonix DECtalk’s small memory footprint and high intelligibility and Fonix VoiceIn’s high-recognition-rate capabilities. Speech-enabled language learning is an emerging market, especially in Asia. Casio currently sells handheld electronic dictionaries in Japan and Korea that allow individuals to type a word in their native language (like Japanese) and have the word read back to them in English. Non-English speakers can look up words in an English dictionary and have the device speak the word correctly in English. Educational electronic dictionary devices are growing in popularity in Japan and are expected to exceed a market volume of more than 500,000 units per quarter. Fonix Speech’s goal is to become the primary supplier of speech solutions for OEMs providing language learning devices and systems. Fonix Speech has partnered with Epson and other chip manufacturers to provide an integrated chip with Fonix speech technology to various OEMs, including Casio, manufacturing language learning devices.

o	Robots and Appliances
Speech solutions are becoming increasingly popular for day-to-day use. Fonix Speech offers speech command and control solutions for cordless phones, toys, home audio and MP3 Players. Fonix has partnered with Epson to provide an integrated chip with Fonix speech technology to various OEMs manufacturing robots and appliances.

Fonix Market Opportunities for Electronic Devices

Revenue potential for speech interface applications in the assistive, language learning and electronic device markets is significant. In the assistive market, more governments are recognizing the benefits of providing accessibility to disabled citizens. Fonix expects significant market expansion as governments enact new regulations supporting and funding the use of speech-based solutions. Fonix Speech has partnered with various government contractors to enact government speech-based solutions.

With an increasingly global economy, more people are endeavoring to learn foreign languages. Fonix believes that language-learning tools, including translators and electronic dictionaries, will be a profitable market. Current OEM partners in the language learning market include Casio, Dico, Dream C&C, E-Star Laboratories, Eintech, Kodensha, Top Grade and NEC Custom Technica.

Speech applications are also becoming increasingly popular for day-to-day use. Fonix Speech is working with OEM partners to capitalize on market opportunities for toys, appliances and other devices where speech applications may be applicable. Fonix Speech has partnered with Epson to provide an integrated chip with Fonix speech technology to various OEMs manufacturing toys and appliances.

Fonix Speech’s primary competitors in the electronic device markets include Nuance, IBM, NextUp Technologies, Voice Signal and Premier Assistive Technology.

▪	Videogame Consoles
Fonix VoiceIn® Game Edition is Fonix Speech’s award-winning software solution for voice command and control in Xbox®, Xbox® 360, PlayStation®2 and PC videogames. Fonix VoiceIn is the industry’s most memory-efficient voice interface. Game developers worldwide can now build games that utilize a common version across Xbox®, Xbox® 360, PlayStation®2 and PC platforms. Fonix VoiceIn is optimized for game development where memory and processing power are at a premium.

Fonix Speech Videogame Solutions:

o	Game Consoles
Fonix Speech’s voice command software is available for cross-platform game developers who wish to employ speech interfaces in videogames. In March 2004, Fonix Speech made Fonix VoiceIn® Game Edition commercially available to developers that produce videogames on multiple gaming platforms. Fonix voice command technology has been available in the Microsoft Xbox® developer’s kit (XDK) since February 2003. In May 2005, Fonix announced a continuation of its agreement with Microsoft to deliver Fonix VoiceIn in the new Microsoft Xbox® 360 developer’s kit. Cross-platform game developers can use the same voice command software for PlayStation®2 and PC games. Game developers worldwide can now build games that utilize a common application program interface across PlayStation®2, Xbox®, Xbox® 360 and PC platforms. Fonix VoiceIn voice command software is available to game developers in multiple languages, including English and UK English, German, French, Spanish, Japanese and Italian. As of December 31, 2005, Fonix VoiceIn is included on 13 videogame titles on retail shelves.

Electronic Arts, the world’s largest game developer, has also licensed the Fonix Speech voice platform for its game developers worldwide. Electronic Arts signed a multiple-year license agreement with Fonix for PlayStation®2 entertainment consoles and has an option to license Fonix speech solutions for additional game platforms.

Fonix Speech Videogame Market Opportunities

In the videogames market, Fonix VoiceIn® Game Edition is a compelling feature for today’s game developers. Gamers seek enhancements that add excitement, interaction and realism. Fonix VoiceIn allows developers to take voice command and control to a new level. The product gives players new access to games features, command and control functions and menu navigation. Fonix expects this exciting new interface to expand market demand for videogames.

Fonix Speech’s competitors are primarily other embedded speech software vendors like IBM, Nuance and Voice Signal. Fonix Speech’s partners also have competitors. For example, Intel competes with IBM and Epson. However, Fonix Speech is not precluded from working with its partners’ competitors.

▪	Customer Self-Service Solutions for Computer Telephony
Fonix ConnectMe™ is an innovative solution for computer telephony integration and server systems. Fonix ConnectMe is a voice-automated telephone operator that provides an efficient, professional means of routing incoming, outgoing and internal calls. Fonix also offers a voice interface solution for 511 system integrators. 511 is the designated three-digit phone number for national travel information within the United States. Fonix ASR and TTS products are designed to give developers easy-to-use tools with which to build call center speech enabled solutions that lower costs and increase customer satisfaction.

Fonix Speech Customer Self-Service Solutions

Fonix Speech provides telephony and server-based solutions for automated phone directory and database information systems. Fonix Speech believes that traditional operator systems and other means of accessing information are becoming antiquated. Significant time is lost trying to access information through keypad directories or because calls are blocked after hours. Also, information stored or transferred through servers, PBXs or databases may not easily be accessed through non-integrated platforms. Voice-automated systems are capable of integrating these platforms and meeting customer expectations of competitive costs, easy installation with minimal change to their existing infrastructure and a simple user interface.

o	Fonix ConnectMe™
Fonix ConnectMe™ is a unique, voice-automated telephone operator that provides an efficient, professional means of routing incoming, outgoing and internal calls. Customers and employees dial one number, speak the name of a person or a department and are quickly connected to the person or department they want to reach. Whether during peak business hours or late at night, ConnectMe’s 24-hour high-tech customer service capabilities ensure that all calls reach their intended destinations. ConnectMe handles all incoming calls simultaneously, so callers are never put on hold. Employees can create, maintain and access their own phone lists and can customize the delivery of calls. To Fonix Speech’s knowledge, no other company in this niche has emerged with a competitive product with ConnectMe’s unique features, functionality and price point.

o	511 Traffic Information System
In July 2000, the Federal Communications Commission (“FCC”) assigned “511” as the number for nationwide access to traveler information. 511 was designated as a free service and when fully implemented will cover the majority of roads in the U.S., helping travelers avoid congested routes and safety hazards. By dialing 5-1-1, callers can access information about route-specific weather and road conditions. Fonix and partner Meridian Environmental Technology, Inc. provide a 511 system in North Dakota, South Dakota, Nebraska, Kansas and Montana. Other states are scheduled to deploy the system in the near future. Competition in the 511 market includes TellMe and IBM’s WebSphere.

Fonix Speech Customer Self-Service Market Opportunities

Fonix Speech is well positioned to be a primary competitor in telephony products with ConnectMe. Benefits of ConnectMe include increased customer satisfaction, immediate ROI, user convenience, easy installation and maintenance, and its ability to bring a professional “voice” to companies’ telephone operator systems. Fonix Speech’s market strategy is to sell ConnectMe through VARs and distributors, as well as to customers of Fonix Telecom and LecStar. Potential competitors in the telephony/server market include Nuance and Avaya.

Fonix Speech Platforms, Ports, and Processors

Fonix Speech supports multiple microprocessors ("Chips"); including Win32, WinCE, QNX, Linuz, Solaris Palm, Apple OS 10+, Symbian Nokia Series 60. Supported operating systems (“OSs”) include: Analog Devices’ Blackfin, ARM 7, ARM 9, Epson S1C33 Family, Renasas, Intel, MIPS, Motorola, NeoMagic, MiMagic3, MiMagic5, TI OMAP1510, Sun Sparc, Freescale iMXL, Samsung S3C, FreeScale mCore and Power PC.

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

Fonix Speech Marketing and Sales Activities

Fonix Speech expects to expand sales through partners, OEMs, VARs, direct sales and existing sales channels, both domestically and internationally. Fonix Speech will focus on wireless and mobile devices, telephony and server phone solutions, assistive and language learning devices, the videogame market, robots and appliances.

To address global opportunities, Fonix Speech plans to develop and expand sales and marketing teams in Asia, Europe and the United States. Fonix has partnered with companies like A.I. Corporation, a high-tech Japanese product distributor and engineering company specializing in embedded system software, to capitalize on sales and marketing efforts outside the United States.

Fonix Speech Strategic Relationships

Fonix Speech currently has a number of strategic collaboration, distribution and marketing arrangements with OEMs, software developers and VARs. Fonix Speech intends to expand such relationships and add similar relationships, specifically in markets related to wireless and mobile devices, assistive and language learning devices and customer self-service solutions. When Fonix Speech identifies “first mover” speech-enabling applications that can integrate Fonix Speech Products and Core Technologies, Fonix Speech intends to investigate investment opportunities to obtain preferred or priority collaboration rights.

Fonix Speech Continued Development

Fonix Speech plans to continue to invest resources in the development and acquisition of standard speech solutions and enhancements to its Core Technologies, developer tools and development frameworks to maintain competitive advantages.

RECENT DEVELOPMENTS

Series K Preferred Stock - On February 6, 2006, the Company entered into a Series K 5% Convertible Preferred Stock Exchange Agreement (the “Exchange Agreement”) with Southridge Partners, LP (“Southridge”), a Delaware limited partnership. Pursuant to the Exchange Agreement, Southridge exchanged 1,093 shares of Series J 5% Convertible Preferred Stock for 1,093 shares of the Company’s Series K 5% Convertible Preferred Stock (the “Series K Preferred Stock”).

The Series K Preferred Stock entitles Southridge to receive dividends in an amount equal to 5% of the then-outstanding balance of shares of Series K Preferred Stock. The dividends are payable in cash or shares of the Company’s Class A common stock, at the Company’s option.

The Series K Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price of $0.01 per share.

Redemption of the Series K Preferred Stock, whether at the option of Fonix, or that of Southridge, requires the Company to pay, as a redemption price, the stated value of the outstanding shares of Series K Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

Because the shares of Series K were issued in exchange for the remaining outstanding shares of Series J Preferred Stock, Fonix did not receive any proceeds in connection with the issuance of the Series K Preferred Stock.

In connection with the issuance of the Series K Preferred Stock, the Company filed with the State of Delaware a Certificate of Designation and Series K 5% Convertible Stock Terms (the “Series K Terms”), which become a part of the Company’s Certificate of Incorporation, as amended.

Under the Exchange Agreement and the Series K Terms, Southridge may convert shares of Series K Preferred Stock into shares of the Company’s common stock. The Company’s issuances of shares of common stock upon any conversion of the Series K Preferred Stock will be made without registration under the securities Act of 1933 (the “1933 Act”) in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Subsequent to filing, but prior to the issuance of any shares of Series K Preferred Stock, the Company agreed with Southridge to amend the Series K Terms to put a conversion cap of 1.0%, in lieu of a 4.99% conversion cap. The Company and Southridge entered into an Amended and Restated Series K 5% Convertible Preferred Stock Exchange Agreement, with the only change being the change in the conversion cap. The Company filed the amended Series K Terms with the Delaware Secretary of State.

Through March 10, 2006, the Company had issued 23,100,000 of its Class A common stock in connection with the conversion of 231 shares of Series K Preferred Stock.

ITEM 1a.	RISK FACTORS

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

We incurred net losses of $22,631,000, $15,148,000 and $13,543,000 for the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005, we had an accumulated deficit of $250,521,000, accrued liabilities and accrued legal settlement of $10,214,000 and owed trade payables of $6,770,000.

We expect to continue to spend significant amounts to expand our telecommunications services, enhance our Speech Products and technologies and fund further Product development. As a result, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may further decline, perhaps substantially, and we may have to curtail or cease our operations.

The “going concern” paragraph in the reports of our independent registered public accounting firm for the years ended December 31, 2005, 2004 and 2003 raises doubts about our ability to continue as a going concern.

The independent registered public accounting firm’s reports for our financial statements for the years ended December 31, 2005, 2004 and 2003 include an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This may have an adverse effect on our ability to obtain financing for operations and to further develop and market Speech Products.

LecStar's current operations may not provide sufficient cash flow to sustain operations, and we may be required to divert proceeds from our Seventh Equity Line towards offsetting cash flow shortfalls at LecStar for an indefinite time period. If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

We previously established six equity lines of credit with an unaffiliated third party (the “Equity Line Investor”) upon which we drew to pay operating expenses. We have entered into a Seventh Equity Line agreement wherein we have previously registered the sale of up to 100,000,000 shares of Class A common stock and have registered the sale of up to another 300,000,000 shares of Class A common stock. As of March 10, 2006, $15,573,000 remained available under the Seventh Equity Line.

LecStar’s operations did not generate sufficient operating revenue to pay all operating expenses in 2005 and required us to fund some of its operations and liabilities through our otherwise available financing sources, including the Seventh Equity Line. There can be no assurance that LecStar will become self-sufficient during 2006 or at all, or that if LecStar becomes self-sufficient whether it will be able to maintain such level of operations. If we are required to provide significant operating capital to LecStar for extended periods, our business and financial condition could be adversely and materially affected. Accordingly, if we are not able to obtain adequate financing under the existing or additional equity line agreements or from other financing sources when and in the amounts needed, and on terms that are acceptable, our operations, financial condition and prospects could be materially and adversely affected, and we could be forced to curtail our operations or sell part or all of our assets, including our Core Technologies, LTEL or LecStar, or seek protection under bankruptcy laws.

Continuing debt obligations could impair our ability to continue as a going concern.

As of December 31, 2005, we had debt obligations of $6,383,000, accrued liabilities and accrued legal settlement of $10,214,000 and vendor accounts payable of approximately $6,770,000. At present, our revenues from existing licensing arrangements, Speech Product sales and telecommunication services are not sufficient to offset our ongoing operating expenses or to pay in full our current debt obligations.

In connection with the acquisition of the capital stock of LTEL, we issued a 5% $10,000,000 secured, six-year note payable to McCormack Avenue, Ltd. Under the terms of the note payable, quarterly interest only payments were required through January 15, 2005 with quarterly principal and interest payments which began April 2005 through the final payment due January 2010.

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

There can be no guarantee that the proceeds available to us under the Seventh Equity Line will be sufficient for us to achieve profitable operations or to pay our current liabilities, which could have a material adverse impact on our ability to continue operations.

There is no assurance that the funds which are available to us under the Seventh Equity Line will be sufficient to allow us to continue our marketing and sales efforts to the point we achieve profitable operations. Additionally, the payment of our current outstanding liabilities may require significant portions of the funds available to us under the Seventh Equity Line, and the amounts remaining may not be sufficient for us to use as working capital in our operations, which could have a material adverse effect on our ability to continue our operations.

Holders of Fonix Class A common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of Class A common stock in connection with the Seventh Equity Line.

The following table describes the number of shares of Class A common stock that would be issuable, assuming that the full remaining amount available under the Seventh Equity Line as of March 10, 2006, namely $15,573,000, had been put to the Equity Line Investor (irrespective of the availability of registered shares), and further assuming that the applicable conversion price at the time of such put were the following amounts:

Hypothetical Conversion Price	Shares issuable upon puts aggregating $15,573,000
$0.03	519,100,000
$0.05	311,460,000
$0.10	155,730,000
$0.15	103,820,000
$0.25	62,292,000
$0.30	51,910,000

Given the formulas for calculating the shares to be issued in connection with puts under the Seventh Equity Line, there effectively is no limitation on the number of shares of Class A common stock which may be issued in connection with a put under the Seventh Equity Line, except for the number of shares registered under the prospectus and the registration statement covering the resale of shares issued in connection with the Seventh Equity Line. As such, shareholders are subject to the risk of substantial dilution to their interests as a result of our issuance of shares under the Seventh Equity Line.

For example, if the Company were to draw down $3,000,000, at March 10, 2006, under the Seventh Equity Line, the number of shares issuable would be approximately 167,000,000. As of March 10, 2006, we had 481,309,900 shares of our Class A common stock issued and outstanding. An issuance of 167,000,000 would constitute an increase of approximately 35%. By way of information, during 2005 and through March 10, 2006, our stock price ranged from $0.02 to $0.19 per share.

Holders of Fonix Class A common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of Class A common stock in connection with conversions of shares of the Series K Preferred Stock.

As noted above, on February 6, 2006, we entered into an exchange agreement with Southridge Partners, LP (“Southridge”), whereby Southridge exchanged all of the shares of Series J 5% Convertible Preferred Stock that it owned for 1,093 shares of the Company’s Series K 5% Convertible Preferred Stock (the “Series K Preferred Stock”). The Series K Preferred Stock has a stated value of $1,000 per share. The conversion price of the Series K Preferred Stock is $0.01 per share. As such, upon conversion of the full amount of Series K Preferred Stock, Southridge will receive 109,300,000 shares of our common stock, resulting in additional dilution to the interests of holders of our common stock.

Our issuances of shares in connection with the conversions of the Series K Preferred Stock and in connection with the Seventh Equity Line likely will result in overall dilution to market value and relative voting power of previously issued common stock, which could result in substantial dilution to the value of shares held by shareholders.

Historically, the issuance of Class A common stock to the Equity Line Investor under the first six equity lines resulted in substantial dilution to the equity interests of all holders of Class A common stock, except the Equity Line Investor. The issuance of Class A common stock in connection with conversions of the Series K Preferred Stock and with draws under the Seventh Equity Line may result in substantial dilution to the equity interests of holders of Fonix Class A common stock other than Southridge and the Equity Line Investor. Specifically, the issuance of a significant amount of additional Class A common stock will result in a decrease of the relative voting control of the Class A common stock issued and outstanding prior to the issuance of Class A common stock in connection with conversions of the Series K Preferred Stock or with puts under the Seventh Equity Line. Furthermore, public resales of Class A common stock by Southridge or by the Equity Line Investor following the issuance of Class A common stock in connection with conversions of the Series K Preferred Stock or with puts under the Seventh Equity Line likely will depress the prevailing market price of the Class A common stock. Even prior to the time of actual conversions, exercises, and public resales, the market “overhang” resulting from the mere existence of our obligation to honor such conversions or exercises could depress the market price of our Class A common stock.

Existing shareholders likely will experience increased dilution with decreases in market value of Class A common stock in relation to our issuances of shares upon conversion of the Series K Preferred Stock or in connection with puts made under the Seventh Equity Line, which could have a material adverse impact on the value of their shares.

The formula for determining the number of shares of Class A common stock to be issued in connection with puts made under the Seventh Equity Line is based, in part, on the market price of the Class A common stock and includes a discount from the market price equal to 93% of the average of the two lowest closing bid prices of the Class A common stock for puts under the Seventh Equity Line, over a specified trading period. The conversion price of the Series K Preferred Stock is $0.01 per share. As a result, the lower the market price of our Class A common stock at and around the time we put shares under the Seventh Equity Line, the more shares of Class A common stock the Equity Line Investor would receive. Any increase in the number of shares of Class A common stock issued upon puts of shares as a result of decreases in the prevailing market price would compound the risks of dilution described in the preceding paragraph.

There is an increased potential for short sales of the Class A common stock due to the sales of shares put to the Equity Line Investor in connection with the Seventh Equity Line, which could materially affect the market price of the stock.

Downward pressure on the market price of the Class A common stock that likely will result from sales of the Class A common stock by the Equity Line Investor issued in connection with a put under the Seventh Equity Line could encourage short sales of Class A common stock by market participants other than the Equity Line Investor. Generally, short selling means selling a security, contract or commodity not owned by the seller. The seller is committed to eventually purchase the financial instrument previously sold. Short sales are used to capitalize on an expected decline in the security's price. As we draw on the Seventh Equity Line, we put shares to the Equity Line Investor, which the Equity Line Investor then sells into the market. Such sales could have a tendency to depress the price of the stock, which could increase the potential for short sales.

Under applicable rules and regulations under the Exchange Act, any person engaged in the distribution of the resale shares may not simultaneously engage in market making activities with respect to the Common Stock for the applicable restricted period, as defined in Regulation M, prior to the commencement of the distribution. In addition, the Equity Line Investor will be subject to applicable provisions of the Exchange Act and the rules and regulations thereunder, including Regulation M, which may limit the timing of purchases and sales of shares of the Common Stock by the Equity Line Investor or any other person. We will make copies of this prospectus available to the Equity Line Investor and have informed it of the need to deliver a copy of this prospectus to each purchaser at or prior to the time of the sale.

Nevertheless, significant amounts of such short selling by market participants other than the Equity Line Investor could place further downward pressure on the market price of our Class A common stock, which would, in turn, result in additional shares being issued in connection with draws on the Seventh Equity Line.

Certain restrictions on the extent of puts may have little, if any, effect on the adverse impact of our issuance of shares under the Seventh Equity Line, and as such, the Equity Line Investor may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing shareholders.

We are prohibited from putting shares to the Equity Line Investor under the Seventh Equity Line if such put would result in that investor holding more than 4.999% of the then-outstanding shares of Class A common stock. These restrictions, however, do not prevent the Equity Line Investor from selling shares of Class A common stock received in connection with a put, and then receiving additional shares of Class A common stock in connection with a subsequent put. In this way, the Equity Line Investor could sell more than 4.999% of the outstanding Class A common stock in a relatively short time frame while never holding more than 4.999% at one time.

We may not be able to make draws under the Seventh Equity Line if the Equity Line Investor is deemed to beneficially own more than 4.999% of our common stock, which could have a material adverse impact on our operations.

Pursuant to the Seventh Equity Line Agreement, in the event that the Equity Line Investor is deemed to own more than 4.999% of our then-outstanding common stock, we will be unable to draw down on the Seventh Equity Line Agreement. The Equity Line Investor has a contractual advisory relationship with the General Partner of Southridge, the holder of our Series K Preferred Stock. The shares of our Series K Preferred Stock are presently convertible into shares of our Class A common stock, although Southridge is prohibited by the terms of the Series K Preferred Stock Exchange Agreement from converting shares that would result in its owning more than 1.0% of our outstanding shares of common stock at any time. Although the Equity Line Investor and Southridge each disclaim beneficial ownership of the shares held by the other entity, if their holdings are aggregated, such aggregation could result in the Equity Line Investor being deemed to beneficially own the shares which Southridge is deemed to beneficially own. To the extent that the Equity Line Investor is deemed to beneficially own 4.999% or more of our common stock through this aggregation of beneficial ownership with Southridge, we would be unable to draw on the Seventh Equity Line Agreement until such time as that ownership percentage was reduced. In that event, if we are unable to obtain additional external funding or generate revenue from operations, we could be forced to curtail or cease our operations.

Certain restrictions on the number of shares of Series K Preferred Stock Southridge may convert at any time may have little, if any, effect on the adverse impact of our issuance of shares upon conversion of the Series K Preferred Stock, and as such, Southridge may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing shareholders.

Southridge is prohibited by the Series K Preferred Stock exchange agreement from converting shares of Series K Preferred Stock to the extent that the number of shares we issue upon conversion would result in Southridge’s holding more than 1.0% of the then-outstanding shares of Class A common stock. These restrictions, however, do not prevent Southridge from converting certain shares of Series K Preferred Stock, selling the shares received in connection with the conversion, and then converting additional shares of Series K Preferred Stock in a subsequent conversion. In this way, Southridge could sell more than 1.0% of the outstanding Class A common stock in a relatively short time frame while never holding more than 1.0% at one time.

We have registered under registration statements the resale of shares approximately equal to approximately seventy percent of the number of shares currently issued and outstanding, which may result in substantial dilution to current shareholders if the selling shareholders under the other registration statements sell all of the shares under those registration statements.

We have filed, in connection with the Seventh Equity Line and the LTEL acquisition, registration statements which register, in the aggregate, the resale by the selling shareholders named in those registration statements of up to approximately 350,000,000 shares of our Class A common stock. As of March 10, 2006, we had 481,309,900 shares of our Class A common stock issued and outstanding. If all of the shares registered in those two registration statements were issued, such issuances would result in an increase of our outstanding shares of approximately seventy percent. Accordingly, the sale by the selling shareholders in those registration statements of all of the shares registered will result in substantial dilution to current holders of our Class A common stock.

We have no dividend history and have no intention to pay dividends in the foreseeable future.

We have never paid dividends on or in connection with any class of our common stock and do not intend to pay any dividends to common stockholders for the foreseeable future.

Competition from other industry participants and rapid technological change could impede our ability to achieve profitable operations. Additionally, our current and potential competitors, some of whom have greater resources and experience than we do, may develop products and technologies that may cause a decline in demand for, and the prices of, our Speech Products and our telecommunications services.

The speech-enabled technologies market sector and telecommunications industry are characterized by rapid technological change. Competition in the speech-enabled technologies market is based largely on marketing ability and resources, distribution channels, technology and product superiority and product service and support. A number of companies have developed, or are expected to develop, products that compete with our Speech Products and Core Technologies. Competitors in the speech technology software market include IBM, SpeechWorks International, Nuance, and ScanSoft. We expect additional competition from other companies, including Microsoft. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their speech and language technology products to address the needs of our prospective customers.

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

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies to grow our customer base, to expand into new markets, or to provide new services. As such, the anticipated benefits of those acquisitions may never be realized.

We may acquire other businesses to grow our customer base, to expand into new markets, or to provide new services. We may make acquisitions of, or significant investments in, complementary companies, products or technologies, such as the recent acquisition of the capital stock of LTEL Holdings Corporation, discussed elsewhere herein, although no additional material acquisitions or investments are currently pending. Acquisitions may be accompanied by risks such as:

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

We are subject to the risk that certain key personnel, including key scientific employees named below, on whom we depend, in part, for our operations, will cease to be involved with us.

We are dependent on the knowledge, skill and expertise of several key scientific and business development employees, including Dale Lynn Shepherd, R. Brian Moncur, Edward A. Bruckert, W. Dale Smith, Matthew C. Sines and Walt Nawrocki; and executive officers, including Thomas A. Murdock, Roger D. Dudley and William A. Maasberg, Jr. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Although we have taken reasonable steps to protect our intellectual property rights including obtaining non-competition and non-disclosure agreements from all of our employees and independent contractors, if one or more of our key scientific employees, executive employees or independent contractors resigns from Fonix to join a competitor, to the extent not prohibited by such person's non-competition and non-disclosure agreement, the loss of such personnel and the employment of such personnel by a competitor could have a material adverse effect on us. We do not presently have any key man life insurance on any of our employees.

Our present intention to integrate our Core Technologies into the services currently provided by LecStar may not proceed as planned, may take longer than anticipated, and may not become profitable.

We intend to integrate the development and distribution of Speech Products into and through the telephone services and technologies made available to us through the LecStar acquisition. Such integration may require significant additional capital investment and may not be fully financially or technologically feasible. Further, there can be no guarantee that our plans to integrate our Speech Products which utilize our Core Technologies into such telephone services will proceed as anticipated and we may determine subsequently that the integration will not be profitable or have the desired effect for our operations. Any of these outcomes could have a materially adverse impact on our operations and profitability.

Our primary source of funding recently has been through the Seventh Equity Line with an entity that may be an affiliate of the holder of our Series H Preferred Stock and a $10 Million promissory note, which may give rise to conflicting interests with respect to the future operation of the Seventh Equity Line.

As noted and discussed above, our primary source of funding recently has been the Seventh Equity Line. Under the Seventh Equity Line Agreement, we have the right to draw up to $20,000,000 from the Equity Line Investor. We are entitled under the Seventh Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of our Class A common stock in lieu of repayment of the draw. We anticipate that the Seventh Equity Line and perhaps other similar equity line arrangements with the Equity Line Investor or its affiliates will be the primary source of Fonix's funding in 2006.

In connection with the acquisition of the capital stock of LTEL, we issued to McCormack Avenue, Ltd., a British Virgin Island corporation (“McCormack”), a $10,000,000 secured promissory note (the “Note”) as well as 1,960.8 shares of our Series H Preferred Stock, for certain shares of LTEL held by McCormack. McCormack may be deemed an affiliate, as defined in rules promulgated under the Securities Act, of the Equity Line Investor. Specifically, McCormack is controlled by a corporate director, the president of which also has voting and investment control over Queen LLC, the Equity Line Investor.

As the holder of the Note and a large number of the Series H Preferred Shares, McCormack may receive and, in fact, Fonix is obligated to pay to McCormack amounts as principal and interest on the Note and dividends on the Preferred Shares. To the extent such payments are made out of draws we make under the Seventh Equity Line (or replacements thereof with the Equity Line Investor), it is possible that conflicts of interest could develop in how we draw against, and how the Equity Line Investor participates in, the Seventh Equity Line (or replacements thereof).

Additionally, to the extent that we use funds drawn from the Seventh Equity Line to make payments on the McCormack Note, we will have fewer proceeds available to us to use for other corporate purposes, which could have a material adverse impact on our business.

An inability to market and develop additional services may adversely affect our ability to retain existing customers or attract new customers.

Through LecStar, we currently offer local, long distance, data, and Internet telecommunications services. Through Fonix Speech, we offer speech technology solutions and products. In order to address the future needs of our customers, we will be required to market and develop additional products and services. We may not be able to continue to provide the range of speech products or telecommunication services that our customers need or desire. We may lose some of our customers or be unable to attract new customers if we cannot offer the products and services our customers need or desire.

Our common stock is considered a penny stock. Penny stocks are subject to special regulations, which may make them more difficult to trade on the open market.

Securities in the OTC market are generally more difficult to trade than those on the NASDAQ National Market, the NASDAQ SmallCap Market or the major stock exchanges. In addition, accurate price quotations are also more difficult to obtain. The trading market for our common stock is subject to special regulations governing the sale of penny stock.

A “penny stock” is defined by regulations of the Securities and Exchange Commission as an equity security with a market price of less than $5.00 per share. The market price of our Class A common stock has been less than $5.00 for several years.

If you buy or sell a penny stock, these regulations require that you receive, prior to the transaction, a disclosure explaining the penny stock market and associated risks. Furthermore, trading in our common stock would be subject to Rule 15g-9 of the Exchange Act, which relates to non-NASDAQ and non-exchange listed securities. Under this rule, broker-dealers who recommend our securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if their market price is at least $5.00 per share.

Penny stock regulations will tend to reduce market liquidity of our common stock, because they limit the broker-dealers' ability to trade, and a purchaser's ability to sell the stock in the secondary market. The low price of our common stock will have a negative effect on the amount and percentage of transaction costs paid by individual shareholders. The low price of our common stock may also limit our ability to raise additional capital by issuing additional shares. There are several reasons for these effects. First, the internal policies of many institutional investors prohibit the purchase of low-priced stocks. Second, many brokerage houses do not permit low-priced stocks to be used as collateral for margin accounts or to be purchased on margin. Third, some brokerage house policies and practices tend to discourage individual brokers from dealing in low-priced stocks. Finally, broker's commissions on low-priced stocks usually represent a higher percentage of the stock price than commissions on higher priced stocks. As a result, our shareholders will pay transaction costs that are a higher percentage of their total share value than if our share price were substantially higher.

Risk Factors Associated with Our Core Technologies, Speech Products and Speech Business

We have a limited Speech Product offering and many of our key technologies are still in the product development stage.

Presently, there are a limited number of commercially available Speech Products incorporating our Core Technologies. For Fonix to be ultimately successful, sales from these Speech Products must be substantially greater. An additional element of our business strategy is to achieve revenues through strategic alliances, co-development arrangements, and license arrangements with third parties. For example, we have entered into licensing and joint-marketing agreements with Sony, Electronic Arts, Intel, Microsoft, HP, Panasonic, Epson, and others. These agreements provide for joint marketing and application development for end-users or customers. To date, these agreements have not produced significant revenues. There can be no assurance that these collaboration agreements will produce license or other agreements which will generate significant revenues for us.

The market for many of our Core Technologies and Speech Products is largely unproven and may never develop sufficiently to allow us to capitalize on our Core Technology and Speech Products.

The market for speech-enabled Speech Products is rapidly evolving. Additionally, our Speech Products are new and, in many instances, represent a significant departure from technologies which already have found a degree of acceptance in the speech-enabled technologies marketplace. Our financial performance will depend, in part, on the future development, growth and ultimate size of the market for speech-enabled applications and Speech Products generally, and applications and products incorporating our Speech Products. If the potential users of speech-enabled software in general and our products in particular do not perceive appropriate benefits, or if speech-enabled software platforms do not achieve commercial acceptance, our business could be harmed or even fail.

The Speech Products which incorporate our Core Technologies will be competing with more conventional means of information processing such as data entry, access by keyboard, mouse or touch-tone telephone. We believe that there is a substantial potential market for applications and products incorporating advanced speech-enabled technologies. Nevertheless, such a market for our Speech Products may never develop to the point that profitable operations can be achieved or sustained.

Our Speech Products may not achieve widespread acceptance by businesses or telecommunications carriers, which could limit our ability to grow our business.

Our ability to increase revenue in the future depends on the acceptance of speech-enabling products and applications by both our customers and end users. The adoption and integration of speech-enabling products and applications could be hindered by the perceived costs of these new products and applications, as well as the reluctance of enterprises that have invested substantial resources in existing applications to replace their current systems with these new products and applications. Accordingly, in order to achieve commercial acceptance, we will have to educate prospective customers, including large, established companies, about the uses and benefits of speech-enabling products and applications in general and our Speech Products in particular. If these efforts fail, or if speech-enabling products and technology platforms do not achieve commercial acceptance, our business will not develop or may subsequently fail.

Continued development of the market for our Speech Products also will depend upon the following factors over which we have little or no control:

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

In many cases, the delivery of our Speech Products to end users is dependent upon third-party integration and may be subject to delays and cancellations that are beyond our control.

Generally, we are pursuing third-party integration of our Speech Products into mass market, general business, personal electronics products, and computing solutions. Thus, lead time to revenue recognition will be longer than software products directly released into consumer channels. Purchase of our Speech Products often requires a significant expenditure by a customer. Accordingly, the decision to purchase our Speech Products typically requires significant pre-purchase evaluation. We spend significant time educating and providing information to prospective customers regarding the use and benefits of our Speech Products. During this evaluation period, we may expend substantial sales, marketing and management resources.

Further, our Speech Products sold and integrated into customer applications and products are subject to both customer production schedules and customer success in marketing their own products and generating product sales. Our revenues are thus subject to delays and possible cancellation resulting from customer integration risks and delays.

In cases where our contract with our customers specifies milestones or acceptance criteria, we may not be able to recognize license or services revenue until these conditions are met. We have in the past and may in the future experience unexpected delays in recognizing revenue. Consequently, the length of our sales and implementation cycles and the varying order amounts for our Speech Products make it difficult to predict the quarter in which revenue recognition may occur and may cause license and services revenue and operating results to vary significantly from period to period. These factors could cause our stock price to be volatile or to decline.

Our Speech Products can have a long sales cycle and, as a result, our quarterly operating results and our stock price may fluctuate.

The sales cycles for our Speech Products are generally six to twelve months but may be shorter or longer depending on the size and complexity of the order, the amount of services to be provided and whether the sale is made directly by us or indirectly through an OEM, VAR, or systems integrator. The length of the sales cycles could adversely impact our operating results.

Our failure to respond to rapid change in the speech-enabled technologies market could cause us to lose revenue and harm our business.

Our success will depend substantially upon our ability to enhance our existing Speech Products and to develop and introduce, on a timely and cost-effective basis, new technologies, Speech Products and features that meet changing end-user requirements and incorporate technological advancements. If we are unable to develop new Speech Products and enhanced functionalities or technologies to adapt to these changes, or if we cannot offset a decline in revenue from existing Speech Products with sales of new Speech Products, our business will suffer.

Commercial acceptance of our Speech Products will depend, among other things, on:

•	the ability of our Speech Products to meet and adapt to the needs of our target markets;

•	the performance and price of our Speech Products and our competitors' products; and

•	our ability to deliver customer services directly and through our resellers, VARs and OEM partners.

In order to increase our international sales, we must increase the foreign language capacities of our Speech Products. If we are unable to do so, we may be unable to grow our revenue and execute our business strategy.

We intend to expand our international sales, which requires a significant investment to create and refine different language models for each particular language or dialect. These language models are required to create versions of products that allow end users to speak the local language or dialect and be understood. If we fail to develop additional foreign language capacity of our Speech Products, our ability to benefit from international market opportunities and to grow our business will be limited.

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

TELECOMMUNICATIONS REGULATION

The following summary of regulatory developments and legislation does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry or the Company. Other existing federal and state legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals, which could change, in varying degrees, the manner in which this industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry or the Company, can be predicted at this time

Overview

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

Congressional leaders have advanced draft versions of bills to modify, and partially replace the 1996 Telecommunications Act, which could have a material adverse impact on our telecommunications business and operations.

The United Stated House of Representatives has drafted proposed legislation known as the Broadband Internet Transmission Services bill. This bill, which would substantially limit LecStar’s access to broadband services for resale to its customers, would have a material adverse effect on our business and operations. The likelihood of passage of this bill or similar legislation cannot be determined.

The FCC decision to substantially limit ILEC obligations to provide access to unbundled network elements (UNEs) at cost-based rates has had a material effect on the way we conduct our business and operations and may have a material adverse effect on our profitability. Access to wholesale network elements will be at prices that are above cost-based rates and will have a material adverse effect on our profitability.

The 1996 Telecommunications Act (the “1996 Act”)and FCC regulations adopted under the 1996 Act impose additional duties on incumbent local exchange carriers (“ILECs”), including the duty to provide access on an unbundled basis to individual network elements on non-discriminatory terms and cost-based rates; to allow competitors to interconnect with their networks in a nondiscriminatory manner at any technically feasible point on their networks; to permit collocation of competitors' equipment at the ILECs premises; and to offer retail services at wholesale rates to competitive local exchange carriers (“CLECs”) for resale.

Access to ILECs' unbundled network elements at cost-based rates is critical to LecStar's business. Historically, LecStar’s local telecommunications services predominantly have been provided through the use of combinations of unbundled network elements, and it is the availability of cost-based rates for these elements that has enabled LecStar to price its local telecommunications services competitively. However, effective March 11, 2006, the ILECs may provide the unbundled network elements upon which LecStar has relied at significantly higher, non-cost-based rates for new services.

Local Switching: The FCC eliminated an ILEC’s obligation to provide local switching, and the unbundled network element platform ”UNE-P” in particular, upon which we have historically relied at favorable, cost-based rates. The FCC adopted a twelve-month transition plan for CLECs to transition away from the unbundled network element platform, which ended on March 10, 2006. The state Public Service Commissions in the states in which LecStar operates have considered this transition period, and Georgia has ruled that BellSouth has the obligation to continue to provide unbundled network elements under Section 271 of the 1996 Act (“271 UNEs”). These 271 UNEs are expected to be available to LecStar at above cost-based rates, but below the commercial agreement rates offered to other carriers.

LecStar is serving its existing and new customers by using a combination of BellSouth Total Service Resale (a discount off of BellSouth retail rates for existing products which in most instances represents a substantially higher wholesale cost), BellSouth 271 UNEs, other wholesale switched access service providers, or by providing its own switched access services. There can be no guarantee that LecStar will be able to continue to obtain access to wholesale network elements, and any failure to obtain such access could result in a material adverse impact on LecStar’s operations and profitability.

Local Loops and Transport: The FCC also made impairment findings and placed certain limitations with respect to local loops and dedicated interoffice transport. The FCC established 10 DS1s and 12 DS3s as the maximum transport a carrier can purchase from the ILEC per route. Furthermore, for local loops, the FCC concluded that CLECs are impaired without access to (1) DS1-capacity loops except in any building within the service area of a wire center containing 60,000 or more business lines and four or more fiber-based collocators; and (2) DS3-capacity loops except in any building within the service area of a wire center containing 38,000 or more business lines and four or more fiber-based collocations. The FCC determined that CLECs are not impaired without access to dark fiber loops in any instance. For dedicated transport, the FCC found that CLECs are impaired without access to (1) DS1 transport except on routes connecting a pair of wire centers where both wire centers contain at least four fiber-based collocators or at least 38,000 business lines; and (2) DS3 or dark fiber transport except on routes connecting a pair of wire centers where both wire centers contain at least three fiber-based collocators or at least 24,000 business lines. The FCC concluded that CLECs are not impaired without access to entrance facilities connecting an ILEC's network with a CLEC's network in any instance. For both local loops and dedicated transport, the FCC adopted a twelve-month transition plan for CLECs to transition away from the use of DS1 and DS3 loops and dedicated transport where there is no impairment, and an eighteen-month transition plan to transition away from dark fiber.

In light of the FCC’s findings and limitations, LecStar will be required to serve its new loops and meet its transport requirements by using BellSouth Special Access circuits (at substantially higher wholesale rates) or other wholesale transport providers, to the extent that any acceptable alternatives are available. There can be no guarantee that LecStar will be able to profitably serve its customers using the BellSouth circuits or to locate alternate transport providers, which could result in a material adverse impact on LecStar’s operations and profitability. Additionally, because transport is a critical component required for offering local switching, the inability to locate alternative transport providers could have a material adverse impact on LecStar’s alternative option of providing switched access services.

State actions to modify underlying TELRIC or cost based rates could have a material adverse impact on LecStar’s planned business.

On February 21, 2006, the Georgia Public Service Commission (“GPSC”) voted on remand from the United States Circuit Court of Appeals of a BellSouth appeal related to the reduction of wholesale UNE rates for all carriers operating in the state. The GPSC was ordered to develop new rates based on a higher cost of capital in wholesale rates for the elements that CLECs purchase from ILECs. The court also ordered the GPSC to “make BellSouth whole” as far back as June 2003. The GPSC ordered that after the Georgia re-rate differences are calculated and back-billed to LecStar, the parties may petition the PSC for review of the interconnection agreement terms and conditions to ensure that such back-billing is permitted in the agreement. If permitted, this would represent a substantial new obligation of LecStar to BellSouth. The total potential obligation to BellSouth cannot accurately be predicted at this time.

On January 1, 2003, LecStar adopted the billing agreement of Momentum Communications which included very favorable North Carolina rates. LecStar utilized these rates to enter North Carolina and compete in residential markets not traditionally served by other carriers. On October 28, 2005, LecStar received a bill from BellSouth, back- billing LecStar at a higher rate based upon the September 2002 amendment to the contract signed by Momentum Communications for the period from the execution of its interconnection agreement to the present. While LecStar continues to dispute these charges, they represent a new unanticipated obligation of approximately $299,000 as of December 2005 to BellSouth if LecStar is unsuccessful in its efforts to disputes these charges.

The unavailability of dedicated transport and other facilities at cost based rates could have a material adverse impact on our planned business operations.

As we rely on competitive wholesale networks to the extent we are able to move off of the BellSouth infrastructure, the lack of availability of these dedicated transport facilities, dark fiber and entrance facilities under the FCC's rules at cost-based rates may adversely impact us if our wholesale providers seek to pass along the higher costs associated with buying tariffed offerings from BellSouth. We could be forced to use other means to effect this deployment, including the use of facilities purchased from the ILECs at higher tariffed special access rates. As a result, our cost of service could rise dramatically and our future plans for a service rollout for use of our own network facilities could be delayed substantially or derailed entirely.

The reduced availability of high capacity loops and transport at cost based rates coupled with service disruptions and one-time charges associated with conversions of customers to competitive facilities could have a material adverse impact on our business.

In anticipation of the recent developments regarding the FCC's unbundling rules, we installed a soft-switch and related collocation equipment in Georgia and North Carolina, using a combination of our own switching capacity and unbundled loop and dedicated interoffice transport facilities purchased from BellSouth and other providers. Reviews of the economic viability of this strategy resulted in a decision to delay our deployment of UNE-L services and to seek the use of competitive network facilities integrated with our switch for provision of VoIP through Fonix Telecom. We have established six collocations and will review establishing additional collocations as conditions warrant.

We believe the loss of the availability of high capacity circuits such as DS1 and DS3 loops and transport at cost-based rates will result in materially higher prices on loops that we must purchase from either the ILECs or a competitive access provider. In April 2005, BellSouth issued its list of wire centers that are removed from the available list for transport and high capacity loops. The status of these wire centers will remain the focus of review by state regulators and is likely to be revised during the change of law cases underway before all state PSCs. We are currently evaluating the number of loops that will become unavailable at cost-based rates or the effect upon our alternative access plans, as well as our plans to mitigate these impacts.

Our inability to negotiate new interconnection agreements, or extensions or replacements of existing interconnection agreements, on acceptable terms and conditions could adversely affect our results of operations.

We have agreements for the interconnection of our networks with the networks of BellSouth and Sprint and are in negotiations with AllTel covering each market in which we serve customers. Our BellSouth interconnection agreement is the most significant agreement of this type. The term of the BellSouth agreement will expire on March 20, 2006. Upon expiration, the language in our current agreement states that LecStar will operate on BellSouth’s Standard Agreement. We may not be able to successfully negotiate amendments to existing agreements, negotiate new interconnection agreements, renew our existing interconnection agreements, opt into new agreements, or successfully arbitrate replacement agreements for interconnection on terms and conditions acceptable to us prior to the expiration of our current agreement. Our inability to do so could adversely affect our existing operations and opportunities to grow LecStar’s business in existing and new markets. If a new agreement cannot be reached in negotiations, LecStar can file an arbitration proceeding against BellSouth. Neither the outcome of such arbitrations nor their impact on LecStar can be predicted at this time.

There can be no assurances that a negotiated commercial agreement or a similar agreement between BellSouth and LecStar regarding the use of ILEC switching can be reached.

The FCC has encouraged ILECs and CLECs to engage in commercial negotiations to provide access to ILEC facilities that may no longer be available as unbundled network elements as a result of the withdrawal of unbundling obligations, including the unbundled network element platform. While we have engaged in general discussions with BellSouth, and have reviewed the agreements between BellSouth and certain other CLECs filed to date, we have been unable to reach any agreement, and there can be no assurances that we will be able to reach any agreement in the future.

Fonix Telecom has signed an interconnection agreement and a commercial agreement to provide access to ILEC switching for new customers, but the market viability of products created on this new platform has not been proven.

On September 15, 2005, Fonix Telecom, a new CLEC certified to offer local and long distance services in Georgia, South Carolina, North Carolina and Florida, signed a new interconnection agreement and commercial agreement with BellSouth for these states. The rates for services under the new commercial agreement are substantially higher for both monthly recurring and usage wholesale components than the UNE-P platform. The market viability of products created on this platform has not been proven and may result in marketing to more targeted market segments in the future. If the market does accept these new products, they are likely to generate a lower gross margin than the same or similar products delivered over the UNE-P platform, which would have an adverse impact on LecStar’s business.

There can be no assurances that the recent Georgia public Service Commission decision establishing 271 Unbundled Network Element rates in Georgia will be sustained under appeal.

On March 8, 2006 the Georgia PSC issued an order that established rates for certain unbundled network elements. These unbundled network elements include local switching at rates above cost-based rates, but below the commercial agreement rates offered to most other carriers. To the extend that LecStar has a competitive advantage due to its access to 271 rates in Georgia, these rates are subject to a petition for reconsideration filed by BellSouth. The loss of these rates would have a material adverse impact on LecStar’s profitability. The outcome of the petition for reconsideration cannot reasonably be predicted at this time.

FCC inter-carrier compensation rule changes could have a material adverse impact on our access revenues.

As a local exchange provider, we bill long distance providers' access charges for the origination and termination of long distance providers' long distance calls. Our local exchange business benefits from the receipt of intrastate and interstate long distance traffic. As an entity that collects access charges, we must properly track and record the jurisdiction of our communications traffic and collect access charges accordingly. The result of any changes to the existing regulatory scheme for access charges or a determination that we have been improperly collecting access revenues could have a material adverse effect on Lecstar’s and Fonix Telecom’s business.

The FCC has indicated that its existing carrier compensation rules constitute transitional regimes that are not permanent and that they will be replaced in the near future with a new interstate, inter-carrier compensation regime based on bill-and-keep or another alternative. We cannot predict the impact that any such changes may have on LecStar’s and Fonix Telecom’s business.

If our collection procedures prove to be insufficient or if a taxing or regulatory authority determines that our remittances are inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

LecStar and Fonix Telecom are subject to numerous local, state and federal taxes and regulatory fees, including but not limited to a 3% federal excise tax on communications service, FCC regulatory fees and public utility commission regulatory fees. LecStar and Fonix Telecom have procedures in place to ensure that they properly collect taxes and fees from their customers. If LecStar’s and Fonix Telecom’s collection procedures prove to be insufficient or if a taxing or regulatory authority determines that their remittances were inadequate, they could be required to make additional payments, which could have a material adverse effect on their business.

LecStar and Fonix Telecom have routinely collected excise taxes pursuant to various state and federal laws and regulations. In some instances, they have not fully remitted these taxes to the relevant taxing authority and may be subject to their claims for penalties and interest. They have accrued these amounts and their estimate of penalties and interest is set forth in our consolidated financial statements.

On July 2, 2004, the Internal Revenue Service issued an advance notice of proposed rulemaking asking for public comment on expanding the current 3% excise tax to new communications services, such as VoIP and other IP-based services, applications, and technologies, to reflect changes in technology. The comment cycle ended September 30, 2004. We cannot predict the outcome of this proceeding on LecStar’s and Fonix Telecom’s business.

Should BellSouth prevail in its state PSC cases focused on the change of law clause of its interconnection agreements, that outcome could result in a materially adverse impact to LecStar.

The Telecommunications Act of 1934 maintains the authority of individual states to impose their own regulation of rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law. Because LecStar provides communications services that originate and terminate within individual states, including both local service and in-state long distance toll calls, LecStar is subject to the jurisdiction of PSCs and other regulators in nine states: Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. Some states are considering enactment of legislation that would deregulate ILECs broadband facilities and services. If such legislation became law, it could prevent state regulators from requiring that ILECs allow competitive carriers to interconnect with critical facilities used to provide broadband services on reasonable terms.

Following the issuance of the FCC’s ruling in February 2005, LecStar and other CLECs sought or supported motions for emergency relief in each of the nine states in which LecStar does business. On March 1, 2005, the Georgia PSC issued an order that requires BellSouth to pursue the change of law clause in the interconnection agreements with its competitors, including LecStar. This order and others like it in other states permit LecStar to continue to order unbundled network elements until LecStar’s interconnection agreement is modified. On March 11, 2005, BellSouth challenged the Georgia PSC in an action before the United States District Court for the Northern District of Georgia. The District Court ruled in favor of BellSouth. LecStar and other CLECs appealed this ruling to United Stated Circuit Court of Appeals. The Circuit Court of Appeals affirmed the lower court’s ruling. No further action is anticipated. On March 14, 2005, BellSouth sent, via email, a change of law notification to LecStar requesting that the 90-day change of law negotiation period begin. These negotiations are pending the resolution of the generic change of law cases before each state PSC, assisting the parties with interpretation of the issues between LecStar and the ILEC related to implementation of the FCC’s order in the context of state and federal law. These hearings are important because they establish a number of critical issues with material impacts on LecStar including whether or not the PSCs have authority to establish rates for unbundled elements under Section 271 of the 1996 Act. On March 8, 2006, Georgia, the largest state of operations for LecStar, ruled in favor of establishing a rate for access to unbundled network elements at a rate below the commercial agreement rate offered to other carriers. BellSouth is likely to appeal this decision and the outcome of the appeal cannot be determined at this time. Several other states have ruled that they did not have the authority to set such a rate, while several states such as Tennessee, Kentucky and Mississippi have not yet decided the issue. The ultimate outcome and impacts on operations and profitability of LecStar as a result of the various state rulings and any associated appeals cannot currently be predicted.

Failure to reach a negotiated settlement with BellSouth on disputed payables over the past three years could result in a materially adverse impact on our business.

BellSouth and LecStar have been engaged in settlement discussions that would create a global settlement to all disputed payables and establish a credit to the company as well as a payment schedule for unpaid balances. Failure to reach this agreement could result in a materially adverse impact on our business and would require lengthy and expensive arbitration in nine states with no certainty of the outcome of any of these proceedings, or the terms under which each state might offer BellSouth for repayment of the arbitrated settlement.

Change of control of BellSouth in its proposed merger with AT&T and the resulting consolidation of operational and regulatory staff and systems to AT&T could have a material adverse impact on our business.

The proposed AT&T acquisition of BellSouth puts all significant negotiations with BellSouth in doubt of proceeding rapidly or being halted entirely during the acquisition process. Once the acquisition is complete, if not earlier, the new AT&T may be more difficult to negotiate with and the new management team could reverse terms and conditions that BellSouth may have agreed to previously. In addition, consolidation of systems and personnel may require both LecStar and Fonix Telecom to re-engineer its processes to interface with new electronic ordering systems and procedures, requiring new investment and training of personnel.

LecStar and Fonix Telecom’s continued success depends on their ability to manage and expand operations effectively.

LecStar and Fonix Telecom’s ability to manage and expand their telecommunicationsoperations effectively will depend on a variety of factors, including their ability to: offer high-quality, reliable services to their customers at reasonable costs; install and operate telecommunications equipment; acquire necessary equipment, software and facilities; scale operations; evaluate markets; monitor operations; control costs; maintain effective quality controls; hire, train and retain qualified personnel; enhance operating and accounting systems; address operating challenges; adapt to market and regulatory developments; and obtain and maintain required governmental authorizations. For them to succeed, they must achieve these objectives in a timely manner and on a cost-effective basis. If they do not achieve these objectives, they may not be able to compete in our existing markets or expand into new markets. A failure to achieve one or more of these objectives could have a material adverse effect on LecStar and Fonix Telecom’s telecommunicationsoperations and business.

In addition, LecStar has grown rapidly since its inception and we expect it to continue to grow by expanding its product offerings. We expect LecStar’s growth to place a strain on operational, human and financial resources, particularly if LecStar and/or Fonix Telecom grow through acquisitions. Their ability to manage operations and expansion effectively depends on the continued development of plans, systems and controls for their operational, financial and management needs. There can be no assurance that LecStar and/or Fonix Telecom will be able to satisfy these requirements or otherwise manage their operations and growth effectively. A failure to satisfy these requirements could have a material adverse effect on their financial condition and ability to fully implement their growth and operating plans.

A failure to effectively manage processes and systems for ordering, provisioning and billing, or the failure of third parties to deliver these services on a timely and accurate basis, could have a material adverse effect on the ability of LecStar and Fonix Telecom to retain their existing customers or to attract and retain new customers.

LecStar and Fonix Telecom have processes and procedures and are working with external vendors, including the ILECs, to implement customer orders for services, the provisioning, installation and delivery of services, and monthly billing for those services. LecStar and Fonix Telecom’s inability to effectively manage processes and systems for these service elements or the failure of the vendors serving ILECs to deliver ordering, provisioning and billing services on a timely and accurate basis could have a material adverse effect on their ability to retain our existing customers or attract and retain new customers.

System disruptions could cause delays or interruptions of service, which could cause LecStar and Fonix Telecom to lose customers.

LecStar and Fonix Telecom’s success depends on providing reliable service. Although LecStar and Fonix Telecom have designed customer service system to minimize the possibility of service disruptions or other outages, their service may be disrupted by problems on their system, such as malfunctions in their software or other facilities, and by problems with a competitor's system, such as physical damage to telephone lines or power surges and outages. Any disruption in networks could cause LecStar and Fonix Telecom to lose customers and incur additional expenses.

LecStar and Fonix Telecom are dependent on third parties for acquiring customers and providing access to their networks for providing service to our customers.

LecStar and Fonix Telecom have arrangements with numerous independent parties to market their services to potential customers. LecStar and Fonix Telecom are highly dependent on these relationships for their success. LecStar and Fonix Telecom’s agreements with utility companies provide us the exclusive right to provide services to their customers; however, these agreements do contain termination provisions. If any of these relations were to terminate, it could result in a material adverse effect on their business, financial condition, and results of operations. LecStar and Fonix Telecom’s agreements with other independent third parties for the acquisition of customers are non-exclusive. These entities are not under any obligation to continue to acquire customers for LecStar and Fonix Telecom.

LecStar and Fonix Telecom are dependent on local exchange carriers for co-location of equipment space, which may not be available on reasonable terms and in a timely manner. As explained in detail above, they are dependent on unbundled network elements from local exchange carriers and additional services from other telecommunication providers. They are also dependent on the efficient and smooth interface between their information systems and those of the local exchange carriers for certain processing functions and customer support. If their access to these systems or network elements were to be disrupted, it could cause a material adverse impact on their business.

We may not be able to retain customers.

A significant portion of LecStar and Fonix Telecom’s customers, especially residential customers, are not subject to any contractual obligations to continue to use LecStar and Fonix Telecom’s telecommunication services. These customers may switch telecommunication service providers at will. Furthermore, customers who have executed a contract with LecStar and Fonix Telecom may terminate if LecStar and Fonix Telecom are not able to provide acceptable quality of telecommunication service. The loss of any significant number of customers would adversely affect their results of operations and financial condition. Adverse regulatory rulings may also result in increased retail prices for both new and existing customers and increased customer churn rates.

LecStar’s existing method of providing service is susceptible to development of new technologies by competitors.

There exist other technologies that provide greater bandwidth than LecStar’s methods of transmission and may be used instead of LecStar’s services. Significant penetration of these alternative technologies into LecStar’s target market may reduce the demand for LecStar’s services and harm its business. Existing alternative technologies include:

•    Digital Subscriber Line Technology. Digital subscriber line technology was developed to produce higher data transfer rates over the existing copper-based telephone network. The data transfer rates for digital subscriber lines are reported to range between 144,000 bits of data per second and six million bits of data per second.

•    Cable Modems. Cable modems can allow users to send and receive data using cable television distribution systems. According to industry sources, cable modem users typically experience download speeds of 1.5 million bits of data per second.

•    Wireless Technologies. Wireless technologies, such as satellite and microwave communications systems can provide high-speed data communications. Not only are wireless technologies commercially deployed, there are significant tests underway to increase the bandwidth and availability of wireless technologies.

•    Integrated Serviced Digital Networks. Integrated services digital networks have been offered by the incumbent local telephone companies over the existing copper-based telephone network for some time. These services offer data transfer speeds of 128,000 bits of data per second.

•    Voice Over Internet Protocol. Voice over internet protocol usually permits broadband users to place and receive local and long distance calls using the Internet. When compared to traditional wireline services, VOIP is usually less expensive.

•    Power Line Carrier. Providing telecommunication service using electrical utilities' infrastructure has been successfully deployed in Europe for a number of years; however, in the United States this technology has experienced limited commercial deployment to date. Several entities are researching this technology and have announced plans to launch testing its commercial viability.

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

ITEM 1b.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own no real property. We lease approximately 14,200 square feet of office space in Sandy, Utah, where Fonix Speech conducts its principal scientific research, product development and sales and marketing activities. Our lease of that facility expires August 31, 2010. The average base monthly lease payment over the five-year life of the lease is $26,000.

We lease approximately 3,160 square feet of office space in Maynard, Massachusetts, where Fonix Speech conducts sales and marketing activities and development for certain Core Technologies. This lease expires December 31, 2007. The average base monthly lease payment over the two-year life of the lease is $2,900.

LecStar leased 16,511 square feet of space in Atlanta, Georgia for Fonix Telecom and LecStar’s operations. The base monthly lease payment for the lease was $26,000. This lease expired on February 28, 2005. Commencing in February 2005, LecStar entered into a sub-lease for 10,895 square feet of space in Atlanta, Georgia for Fonix Telecom and LecStar’s operations. This lease expires on July 31, 2008. The base monthly lease payment for the lease is $15,000. LecStar also leases 7,029 square feet of space in Atlanta, Georgia, for Fonix Telecom and LecStar’s call center operations. This lease expires on July 31, 2008. The base monthly lease payment for the lease is $9,000. LecStar also leases telecommunications property in its operating territories that include

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

Grenfell Litigation - Two of our subsidiaries, LecStar Telecom and LecStar DataNet (collectively “LecStar”), are among the defendants who were sued in the Superior Court of Fulton County, State of Georgia, by James D. Grenfell, the former CFO of the former parent of LecStar. The suit was filed in December 2003. The plaintiff in that case alleged that he had an unpaid judgment in the amount of $1,015,000 plus interest against the former parent entities of LecStar and that the purpose of a transfer of the stock and business of LecStar in December 2002 was to avoid paying the judgment. The plaintiff sought a preliminary injunction prior to our acquisition of LecStar in February 2004. The Georgia state trial court denied the plaintiff's motion for injunctive relief. The plaintiff did not appeal. In September 2005, the plaintiff dismissed the action in Fulton County. In December 2005, the plaintiff reasserted his claim in the Superior Court of Cobb County, State of Georgia, and, in addition to LecStar, the plaintiff named Fonix and LTEL Holdings as defendants in the new lawsuit. Fonix is the sole shareholder of LTEL Acquisition Corporation which is the sole shareholder of LTEL Holdings. Among other things, the plaintiff is seeking an attachment of stock and assets of LecStar, to unwind the previous transfer of the stock and business of LecStar in December 2002, and for money damages.

Fonix and LecStar have only recently been served with the summons and complaint in the new lawsuit. As yet no answers or other responsive pleadings have been filed. Fonix and LecStar intend to aggressively defend against these claims. No assessment currently can be made of the likelihood of an unfavorable outcome.

First Empire - Claims similar to the claims brought in the Grenfell litigation were also asserted by other plaintiffs in First Empire Corporation, et al., v. LecStar Corporation, et al., filed in the Superior Court of Fulton County, State of Georgia. In the third amended complaint filed in October 2005, the plaintiffs named W. Dale Smith, Chad Smith, Michael Britt, and LTEL Holdings Corporation as defendants. Messrs Smith and Britt are former officers and directors of the former parent of LecStar, and are presently employees of LecStar. LTEL Holdings was the sole shareholder of LecStar when acquired by us in February 2003. In the third amended complaint, the plaintiffs allege that Dale Smith breached his fiduciary duty to the former parent of LecStar by participating in the transaction in which the parent lost control of LecStar, that LTEL procured that alleged wrongful conduct from Smith, that the transaction in which the former parent lost control of LecStar was a fraudulent conveyance, and that a constructive trust should be imposed on LecStar for the benefits of the plaintiffs.

Messrs. Smith and Britt and LTEL have filed an answer in the litigation. Messrs. Smith and Britt and LTEL have not been involved in discovery in this litigation because the litigation is in the early stages. Nonetheless, management believes that the claims of the plaintiffs are without merit, and management intends to vigorously defend against the claims of the plaintiffs.

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

Greenwich Insurance Action - The Greenwich litigation is an action filed in the United States District Court for the Northern District of Georgia, in which Greenwich Insurance Company is seeking a declaratory judgment against the directors and officers of the former parent entity of LecStar and others. Greenwich seeks an order that it is not liable for coverage under its directors and officers’ liability policy for claims asserted in the First Empire litigation against several individuals who were officers and directors of LecStar, including W. Dale Smith, Michael Britt and Chad Smith, all of whom are currently employed by LecStar. Greenwich also seeks recovery of fees advanced to law firms on behalf of these individuals for defense costs associated with the First Empire litigation, which Greenwich claims are in excess of $100,000. LecStar Telecom has agreed to assume defense costs incurred on behalf of Messrs. Smith and Britt in the Greenwich litigation. No answers or other responsive pleadings have been filed. It is our intent to aggressively defend against the plaintiff’s claims. However, Messrs. Smith and Britt may experience exposure to the loss of insurance coverage presently afforded under the policy of insurance provided by Greenwich. In that case, LecStar may have exposure for any liability associated with indemnity claims from the officers and directors arising from previously advanced and future defense costs, as well as the costs of defending the Greenwich claim itself.

Settlement of Breckenridge Lawsuits - On September 27, 2005, we agreed with The Breckenridge Fund, LLC (“Breckenridge”) to settle and discontinue the three pending legal actions between us and Breckenridge. The three actions pending in the Supreme Court of New York, Nassau County, involved (i) the Company’s claims against Breckenridge for the improper transfer to and subsequent sale of shares of the Company’s common stock by Breckenridge; (ii) Breckenridge’s claims against the Company for failure to honor conversion notices or properly issue shares upon conversion of the Company’s Series I 8% Convertible Preferred Stock (the “Series I Preferred”) by Breckenridge; and (iii) Breckenridge’s claims that the Company breached agreements in connection with the Series I Preferred, and that pursuant to a security agreement, Breckenridge was entitled to damages and possession of the pledged collateral (collectively, the “Breckenridge Lawsuits”).

Pursuant to the Settlement of the Breckenridge Lawsuits, we entered into a Mutual Release of Claims Agreement (the “Mutual Release”), pursuant to which we and Breckenridge agreed to settle and dismiss the Breckenridge Lawsuits, and to release any and all claims against each other relating to any prior transactions between us and Breckenridge. Pursuant to the Mutual Release, Breckenridge agreed to assign the remaining shares of Series I Preferred to Southridge Partners, LP, to release its security interest in the Company’s intellectual property, and to stipulate to the discontinuance with prejudice of the Breckenridge Lawsuits. We agreed to pay to Breckenridge installment payments (the “Periodic Payments”) consisting of monthly payments of $130,000 from November 2005 through April 2006, and monthly payments of $165,000 from May 2006 through December 2006, as well as approximately $397,000 which we had previously paid into an escrow account in connection with the Breckenridge Lawsuits.

We also entered into an agreement (the “Assignment Agreement”) with Breckenridge and Southridge Partners, LP (“Southridge”) whereby Breckenridge agreed to assign to Southridge all remaining shares of the Company’s Series I Preferred, consisting of 1,172 shares, together with all of Breckenridge’s rights, interests, duties, and obligations which Breckenridge received in connection with the purchase from the Company of the Series I Preferred. Southridge paid $1,203,000 for Breckenridge’s rights to the Series I Preferred Stock and accepted the assignment of the shares of Series I Preferred and all assigned rights, interests, duties, and obligations, and we consented to the assignment.

The effect of the Assignment Agreement was to terminate our rights, duties, and obligations relating to the Series I Preferred with respect to Breckenridge, and to enter into a new agreement relating to such rights, duties, and obligations with Southridge.

Additionally, we entered into a Security Agreement with Breckenridge relating to certain of our obligations in connection with the agreement with Breckenridge to discontinue the Breckenridge Lawsuits. Pursuant to the settlement agreement between the parties, we are required to make the Periodic Payments to Breckenridge. To secure those payments, we granted to Breckenridge a security interest in the proceeds that we receive in connection with draws on the Seventh Equity Line of Credit and any subsequent equity line-type financings in the event that we do not make a Periodic Payment when due. Specifically, we granted to Breckenridge the right to receive proceeds from our draws on the Seventh Equity Line and any subsequent equity line-type financings to the extent that we do not make a payment as required and after the applicable grace period or cure period has run. With respect to future equity line-type financings, we agreed to include in the documentation of such financings provisions granting to Breckenridge the right to make draws and to receive funds directly from the equity line provider in the event that we fail to make a payment as required, and then only to the extent of the amount of the payment. Our payment obligations which are secured under the Security Agreement consist of the monthly payments of $130,000 from November 2005 through April 2006, and the monthly payments of $165,000 from May 2006 through December 2006.

We are involved in other claims and actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters will not materially affect our consolidated financial position, liquidity, or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of the date of this report, the Company had not yet held its 2005 annual meeting. The Company anticipates holding the 2005 annual meeting in conjunction with the 2006 annual meeting to be held in May 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market information

Our Class A common stock is listed on the OTC Bulletin Board under the trading symbol FNIX. The following table shows the range of high and low sales price information for our Class A common stock as quoted on the OTC Bulletin Board for the calendar years 2004 and 2005 and for the first quarter of 2006, through March 10, 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The quotations also do not reflect price adjustments related to the Reverse Stock Split (see "Reverse Stock Split" below).

Calendar Year
	2006		2005		2004
	High	Low	High	Low	High	Low

First Quarter*	$0.03	$0.02	$0.19	$0.04	$0.66	$0.28
Second Quarter			$0.11	$0.02	$0.32	$0.22
Third Quarter			$0.07	$0.03	$0.28	$0.13
Fourth Quarter			$0.03	$0.02	$0.28	$0.14
*Through March 10, 2006

The high and low sales prices for our Class A common stock on March 10, 2006, were $0.02 and $0.02, respectively. As of March 10, 2006, there were 481,309,000 shares of Fonix Class A common stock outstanding, held by approximately 1,411 holders of record and approximately 37,000 beneficial holders. This number of beneficial holders represents an estimate of the number of actual holders of our stock, including beneficial owners of shares held in "nominee" or "street" name. The actual number of beneficial owners is not known to us.

We have never declared any dividends on our Class A common stock and it is expected that earnings, if any, in future periods will be retained to further the development and sale of our Core Technologies and products. No dividends can be paid on our common stock until such time as all accrued and unpaid dividends on our preferred stock have been paid.

Recent Sales of Unregistered Equity Securities

Equity Lines of Credit - For the year ended December 31, 2003, we received $7,382,000 in funds and a subscription receivable of $245,000 drawn under the fifth equity line, less commissions and fees of $291,000, and issued 25,494,145 shares of Class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under a registration statement on Form S-2.

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

 For the year ended December 31, 2005, we issued 5,480,405 shares of Class A common stock to the Equity Line Investor in full satisfaction of an outstanding put under the Fifth Equity Line of $668,000. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under a registration statement on Form S-2.

For the year ended December 31, 2005, we received $4,263,000 in funds drawn under the Sixth Equity Line, less commissions and fees of $141,000 and issued 75,000,000 shares of Class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under a registration statement on Form S-1.

For the year ended December 31, 2005, we received $3,127,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $106,000 and issued 100,000,000 shares of Class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under a registration statement on Form S-1.

Subsequent to December 31, 2005 and through March 10, 2006, we received $1,000,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $34,000 and issued 50,252,421 shares of class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under a registration statement on Form S-1.

Stock Issued for Services - On February 11, 2004, we issued 900,000 shares of Class A common stock to our legal counsel in payment of services rendered. We also issued 813,423 shares to consultants as payment for services rendered.

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

For the year ended December 31, 2004, we issued 8,435,869 shares of our Class A common stock upon conversion of 1,000 shares of our Series I Preferred Stock.

For the year ended December 31, 2005, we issued 18,482,083 shares of our Class A common stock upon conversion of 1,078 shares of our Series I Preferred Stock.

Series J Preferred Stock - Effective September 30, 2005, the Company entered into a 5% Series J Convertible Preferred Stock Exchange Agreement (the "Exchange Agreement") with Southridge Partners, LP ("Southridge"), a Delaware limited partnership. Pursuant to the Exchange Agreement, Southridge exchanged all of the shares of 8% Series I Convertible Preferred Stock that it acquired from Breckenridge for 1,452 shares of the Company's 5% Series J Convertible Preferred Stock (the "Series J Preferred Stock"). The Series J Preferred Stock has a stated value of $1,000 per share.

For the year ended December 31, 2005, we issued 3,795,918 shares of our Class A common stock upon conversion of 93 shares of our Series J Preferred Stock.

Subsequent to December 31, 2005 and through March 10, 2006, we issued 23,100,000 shares of our Class A common stock upon conversion of 231 shares of our Series K Preferred Stock.

LecStar Acquisition - On February 24, 2004, we acquired all of the capital stock of LTEL Holdings Corporation (“LTEL”) and its wholly-owned subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc. (collectively “LecStar”). The results of LecStar's operations are included in the consolidated financial statements from February 24, 2004. We acquired LecStar to provide us with a recurring revenue stream, a growing customer base, new marketing channels for our Core Technologies and Speech Products, and to reduce the cost of capital.

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

Dividends on the stated value of the outstanding Series H Preferred Stock are payable at the rate of 5% per annum as and when declared by the Board of Directors. The annual dividend requirement is $1,000,000. If dividends are declared on our common stock, as a condition of that dividend, we are required to pay three percent of the aggregate amount of such dividend to the holders of the Series H Preferred Stock. Dividends on the Series H Preferred Stock and interest on the Note are payable in cash or, at our option, in shares of Class A common stock. We have registered the Class A common stock issued in the acquisition and 12,000,000 additional shares of Class A common stock issuable as payment of interest on the Note and as dividends on the Series H Preferred Stock. The Note is secured by the assets and capital stock of our subsidiary and the capital stock of LTEL and LecStar.

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

For the year ended December 31, 2005, we issued 29,417,578 shares of our Class A common stock as payment of principal and interest on long-term debt of $1,248,000 and 27,275,299 shares of our Class A common stock as payment of $1,113,000 of dividends on Series H Preferred Stock.

There have been no repurchases of equity securities by Fonix during the years ended December 31, 2005, 2004 or 2003.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Report.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Revenues	$16,191,000	$14,902,000	$2,384,000	$3,065,000	$582,000
Cost of Revenues	9,419,000	6,169,000	1,029,000	657,000	9,899,000
Selling, general and administrative expenses	13,290,000	13,356,000	7,004,000	11,929,000	11,646,000
Legal settlement expense	2,080,000	-	-	-	-
Product development and research	2,196,000	2,559,000	5,141,000	8,193,000	8,123,000
Amortization of intangible assets	6,305,000	5,453,000	-	31,000	604,000
Impairment loss on investment in affiliate	-	-	-	-	823,000
Impairment loss on convertible note receivable	-	-	-	1,114,000	-
Impairment loss on intangible assets	3,346,000	738,000	302,000	-	-
Other expense, net	(2,186,00)	(1,775,000)	(2,451,000)	(1,039,000)	(173,000)
Loss from continuing operations, before equity in net loss of affiliate	(22,631,000)	(15,148,000)	(13,183,000)	(19,441,000)	(30,687,000)
Equity in loss of affiliate	-	-	(360,000)	(457,000)	(373,000)
Net loss	(22,631,000)	(15,148,000)	(13,543,000)	(19,898,000)	(31,060,000)
Preferred stock dividends	(1,265,000)	(3,927,000)	-	-	-
Net loss attributable to common stockholders	(23,896,000)	(19,075,000)	(13,543,000)	(19,898,000)	(31,060,000)
Basic and diluted net loss per common share	$(0.09)	$(0.21)	$(0.50)	$(1.73)	$(5.20)
Basic and diluted weighted average number of common shares outstanding	261,894,849	89,795,728	26,894,005	11,471,564	5,978,281

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Current assets	$1,465,000	$2,120,000	$342,000	$691,000	$1,269,000
Total assets	9,293,000	19,000,000	3,173,000	6,523,000	8,599,000
Current liabilities	20,469,000	15,700,000	13,530,000	15,120,000	7,370,000
Long-term debt, net of current portion	4,050,000	5,358,000	40,000	3,000	--
Stockholders’ (deficit) equity	(15,239,000)	(2,058,000)	(10,397,000)	(8,599,000)	1,229,000

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY FONIX TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY SECTION 21E OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY FONIX AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS REPORT, WORDS SUCH AS “BELIEVES,” “EXPECTS,” “INTENDS,” “PLANS,” “ANTICIPATES,” “ESTIMATES,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, ALTHOUGH THERE MAY BE CERTAIN FORWARD-LOOKING STATEMENTS NOT ACCOMPANIED BY SUCH EXPRESSIONS. WE DISCLAIM ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED “INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS” AND UNDER THE HEADING “CERTAIN SIGNIFICANT RISK FACTORS” IN ITEM 1 PART I OF THIS REPORT, ABOVE.

The following discussion of the results of operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.

Overview

We are engaged in providing integrated telecommunications services through Fonix Telecom, Inc., and LecStar Telecom, Inc., and value-added speech technologies through Fonix Speech, Inc. (“Fonix Speech”). We operate Fonix Telecom, Inc., and LecStar Telecom, Inc., regional providers of telecommunications services in the Southeastern United States and LecStar DataNet, Inc., a provider of Internet services. (LecStar Telecom, Inc. and LecStar DataNet are collectively referred to in this report as “LecStar”).

We offer speech-enabling technologies including automated speech recognition (“ASR”) and text-to-speech ("TTS") through Fonix Speech. We offer our speech-enabling technologies to markets for wireless and mobile devices, computer telephony, server solutions and personal software for consumer applications. We have received various patents for certain elements of our core technologies and have filed applications for other patents covering various aspects of our technologies. We seek to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips. Revenues are generated through providing telecommunication services, licensing of speech-enabling technologies, maintenance contracts and services.

Fonix Telecom's non-regulated telecommunication services include VoIP, BPL and wireless broadband access. These services are initially available in the southeastern United States and we anticipate will eventually be available throughout the United States.

LecStar's telecommunication services include wireline voice, data, long distance and Internet services to business and residential customers. LecStar Telecom, Inc., is certified by the Federal Communications Commission in nine states-Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee-as a competitive local exchange carrier (“CLEC”) to provide regulated local, long distance and international telecommunications services. LecStar DataNet, Inc., provides non-regulated telecommunication services including Internet access. LecStar has been generating positive earnings before interest, depreciation, taxes and amortization since September 2005.

For the years ended December 31, 2005, 2004 and 2003, we generated revenues of $16,191,000, $14,902,000 and $2,384,000, respectively; incurred net losses of $22,631,000, $15,148,000 and $13,543,000, respectively, and had negative cash flows from operating activities of $7,829,000, $13,051,000 and $9,243,000, respectively. As of December 31, 2005, we had an accumulated deficit of $250,521,000, negative working capital of $19,004,000, accrued liabilities of $10,214,000 and accounts payable of $6,770,000. We expect to continue to incur significant losses and negative cash flows from operating activities through December 31, 2007, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies and further developing our telecommunications services business.

We are continually developing new product offerings in both the ASR and telecommunications businesses in an effort to increase our revenue stream, and we are continuing to work with our existing customers to increase sales. We have also experienced operating expense decreases through headcount reductions and overall cost reduction measures. Through the combination of increased recurring revenues and the overall operating cost reduction strategies we have implemented, we hope to achieve positive cash flow from operations in the next 18-24 months. However, there can be no assurance that we will be able to achieve positive cash flow from operations within this time frame.

Our cash resources, limited to collections from customers, draws on the Sixth and Seventh Equity Lines and loans, have not been sufficient to cover operating expenses. We have not been declared in default under the terms of any material agreements. We periodically engage in discussions with various sources of financing to facilitate our cash requirements including buyers of both debt and equity securities. To date, no additional sources of funding offering terms superior to those available under equity lines have been implemented, and we rely on first, cash generated from operations, and second, cash provided through the Seventh Equity Line. We will need to generate approximately $10,000,000 to continue operations for the next twelve months.

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

Valuation of long-lived assets - The carrying values of our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that they may not be recoverable. When such an event occurs, we project undiscounted cash flows to be generated from the use of the asset and its eventual disposition over the remaining life of the asset. If projections indicate that the carrying value of the long-lived asset will not be recovered, the carrying value of the long-lived asset, other than software technology, is reduced by the estimated excess of the carrying value over the projected discounted cash flows.

Intangible assets - Customer base, contracts and agreements and brand names are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. For intangible assets subject to amortization, an impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. Intangible assets deemed to have indefinite useful lives, primarily the LecStar brand name were not amortized, were tested for impairment on a quarterly basis and impairment was recognized if the carrying amount was not recoverable or exceeded its fair value. We recorded a charge of $1,124,000 during the year ended December 31, 2003, to fully impair the carrying value of its speech related intangible assets. During the year ended December 31, 2004, we recorded an impairment loss on the intangible asset related to the contracts and agreements acquired in connection with the LecStar acquisition of $738,000 based on estimated future cash flows. During the year ended December 31, 2005, we recorded a charge of $1,110,000 to fully impair the carrying value of the LecStar brand name based on the estimated cash flows provided by the LecStar brand name. During December 2005, we also determined that the intangible asset related to the LecStar customer base had become impaired due to decreased estimated future cash flows due to the overall cost increases as the we no longer had the UNE-P platform to offer to our customers. We recorded an impairment charge of $2,236,000 in the Consolidated Financial Statements

Goodwill - Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs. The testing for impairment requires the determination of the fair value of the asset or entity to which the goodwill relates (the reporting unit). The fair value of a reporting unit is determined based upon a weighting of the quoted market price of our common stock and present value techniques based upon estimated future cash flows of the reporting unit, considering future revenues, operating costs, the risk-adjusted discount rate and other factors. Impairment is indicated if the fair value of the reporting unit is allocated to the assets and liabilities of that unit, with the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities assigned to the fair value of goodwill. The amount of impairment of goodwill is measured by the excess of the goodwill’s carrying value over its fair value.

Revenue recognition - We recognize revenue when pervasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable and collectibility is reasonable assured. Revenues are recognized by us based on the various types of transactions generating the revenue. For software sales, we recognize revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition” and related interpretations. We generate revenues from licensing the rights to its software products to end users and from royalties. For telecommunications services, revenue is recognized in the period that the service is provided.

For Fonix Speech, revenue of all types is recognized when acceptance of functionality, rights of return, and price protection are confirmed or can be reasonably estimated, as appropriate. Revenues from development and consulting services are recognized on a completed-contract basis when the services are completed and accepted by the customer. The completed-contract method is used because our contracts are typically either short-term in duration or we are unable to make reasonably dependable estimates of the costs of the contracts. Revenue for hardware units delivered is recognized when delivery is verified and collection assured.

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

For Fonix Telecom, our telecommunications revenue is comprised of two main components: (1) fees paid by business and residential subscribers of voice and data services and (2) carrier access fees. Subscriber revenues include monthly recurring charges, usage charges and non-recurring charges. Monthly recurring charges are flat monthly fees for local phone and data services. Usage charges, which primarily include long distance fees, are generally billed on a per-minute or per-call basis. Non-recurring charges are generally one-time charges for installation or changes to the subscriber’s service. Carrier access fees are paid to us by other telecommunications carriers as compensation for originating and terminating the carriers’ long distance traffic. Revenue from monthly recurring charges is recognized ratably over the period the local phone ad data services are provided. Revenue from usage charges, non-recurring charges and carrier access fees is recognized on the date the services are provided.

Deferred revenue as of December 31, 2005, consisted of the following:

Description	Criteria for Recognition	Amount
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 466,000
Telecom deferred revenue	Service provided for customer	457,000
Total deferred revenue		$ 923,000

Cost of revenues - Cost of revenues from telecommunications services consists mainly of billings from the incumbent local exchange carriers (“ILECs”) for access to the ILECs network. Cost of revenues from license, royalties, and maintenance consists of costs to distribute the product, installation and support personnel compensation, amortization and impairment of capitalized speech software costs, licensed technology, and other related costs. Cost of service revenues consists of personnel compensation and other related costs.

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

During 2003, we modified our estimate of future cash flows to be provided by its software technology and determined that the carrying amount of the technology was in excess of future cash flows provided by the technology. Accordingly, we recorded a charge of $1,124,000 during the year ended December 31, 2003, to fully impair the carrying value of the speech software technology. $823,000 of the operating impairment was charged to cost of revenues and $302,000 was charged to operating expenses, based on the use of the software.

Stock-based Compensation Plans -We account for our stock-based compensation issued to non-employees using the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123, stock-based compensation is determined as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for these issuances is the earlier of the date at which a commitment for performance by the recipient to earn the equity instruments is reached or the date at which the recipient’s performance is complete.

At December 31, 2005, we had stock-based employee compensation plans, which are described more fully in Note 13 to the Consolidated Financial Statements. We account for the plans under the recognition method and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Interpretations. Under APB Opinion No. 25, compensation related to stock options, if any, by the amount that the option’s exercise price on the measurement date is below the fair value of our common stock, and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized by the amount that the award or purchase price on the measurement date is below the fair value of our common stock, and is recognized on the date of award or purchase. These accounting policies resulted in our not recognizing any stock-based employee compensation cost during the years ended December 31, 2005 2004, or 2003.

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

Recently Enacted Accounting Standards

Inventory Costs - In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which is an amendment of ARB No. 43. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production facilities. SFAS No. 151 will be effective for us beginning January 1, 2006 and resulting adjustments will be made on prospective basis. The Company does not anticipate that the adoption of this standard will have a significant impact on our business, results of operations or financial position.

Share Based Payment - In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision to SFAS No. 123. SFAS No. 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, SFAS No. 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

SFAS No. 123R requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

In accordance with the Securities and Exchange Commission’s Staff Accounting Bulleting 107, SFAS No. 123R is effective as of the beginning of the annual reporting period that begins after December 15, 2005. Under these guidelines, the company will adopt SFAS 123R as of January 1, 2006. We do not expect that the adoption of this standard will have a material impact on our future results of operations.

Accounting Changes and Error Corrections - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting a change in an accounting principle. Previously, most voluntary changes in accounting principle required recognition of a cumulative effect adjustment in the results of operations of the period of change. SFAS No. 154 requires retrospective application to prior periods unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements, such as SFAS No. 123R. We do not believe the adoption of SFAS No. 154 will have a material effect on our business, results of operations, or financial position.

Results of Operations

Fiscal Year 2005 Compared to 2004

During 2005, we recorded revenues of $16,191,000, an increase of $1,289,000 from $14,902,000 in 2004. The increase was primarily due to an increased monthly recurring telecommunicationsrevenues of $997,000, increased telecommunications regulatory cost recovery fees of $344,000, increased non-recurring engineering speech revenues of $244,000, increased telecommunications subscriber line charge revenues of $92,000, increased speech retail revenues of $79,000, increased telecommunications activation and service revenues of $43,000 and increased voice mail revenues of $10,000, partially offset by decreased telecommunications call termination revenues of $239,000, decreased DECtalk royalties of $193,000 and decreased telecommunications usage revenues of $88,000.

Cost of revenues was $9,419,000, an increase of $3,250,000 from $6,169,000 in 2004. The increase is primarily due to the increased costs of providing telecommunication services of $3,214,000, primarily due to the loss of the UNE-P platform. These costs represent expenses associated with providing LecStar’s services through the leasing of network components from BellSouth and long distance services purchased from inter-exchange carriers.

Selling, general and administrative expenses were $13,290,000 in 2005, a decrease of $66,000 from $13,356,000 in 2004. The decrease is primarily due to the decreased bad debt expense of $547,000, decreased legal and accounting fees of $307,000, decreased investor relations expenses of $114,000, decreased travel expenses of $87,000, decreased promotions of $41,000 and decreased depreciation expenses of $17,000, partially offset by increased salary and wage expenses of $435,000, increased other operating expense of $ 428,000, increased occupancy related expenses of $120,000, increased consulting expenses of $45,000 and increased taxes, licenses and permits of $19,000.

During the year ended 2005, we recorded a legal settlement expense of $2,080,000 in settlement of the ongoing litigation between us and Breckenridge related to the Series D Debentures and the Series I Preferred Stock (see further description in Legal Proceedings section of this report).

During the year ended December 31, 2005, we recorded $3,346,000 in impairment charges related to the intangible assets acquired in connection with the LecStar acquisition. We recorded a charge of $2,236,000 related to the impairment of the customer lists intangible. We reviewed the carrying amount of the intangible based on estimated future cash flows, and determined that the carrying amount was in excess of the future cash flows. The cash flows were diminished due to the loss of the UNE-P platform and the projected increased cost of providing service based on the alternative service platforms available to us. We also recorded a charge of $1,110,000 to fully impair the LecStar brand name intangible. We determined that the estimated future cash flows attributable to the LecStar brand name were not sufficient to substantiate the carrying amount of the intangible.

We incurred research and product development expenses of $2,196,000 in 2005, a decrease of $363,000 from $2,559,000 in 2004. The decrease was primarily due to an overall decrease in salaries and wage-related expenses of $248,000, decreased other operating expenses of $107,000, decreased depreciation of $32,000 due to the overall decrease in fixed assets and decreased travel expense of $14,000, partially offset by increased consulting expenses of $24,000 and increased occupancy related expenses of $14,000.

Net interest and other expense was $2,186,000 for 2005, an increase of $411,000 from $1,775,000 for 2004. The overall increase was due to the increase in interest expense of $287,000 and decreased gain on forgiveness of liabilities of $376,000, partially offset by gains recognized on disposal of investments of $251,000 and increased interest income of $8,000.

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

Selected Quarterly Operations Data

The following tables set forth selected unaudited statement of operations data for each of the quarters in the years ended December 31, 2005 and 2004. This data has been derived from our unaudited financial statements that have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in connection with the financial statements and the related notes. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. Conclusions about our future results for any period should not be drawn from the selected unaudited statement of operations data, either for any particular quarter or taken as a whole.

	For the Quarter Ended
	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
	(Unaudited)
Net sales	$4,233,000	$4,324,000	$3,957,000	$3,677,000
Gross profit	2,036,000	1,825,000	1,548,000	1,363,000
Net loss	(4,080,000)	(4,337,000)	(6,515,000)	(7,699,000)
Preferred stock dividends	(297,000)	(276,000)	(423,000)	(269,000)
Net loss attributable to common stockholders	(4,377,000)	(4,613,000)	(6,938,000)	(7,928,000)
Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.02)	$(0.02)

	For the Quarter Ended
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004
	(Unaudited)
Net sales	$1,925,000	$4,242,000	$4,426,000	$5,101,000
Gross profit	1,133,000	1,973,000	2,199,000	3,428,000
Net loss	(2,342,000)	(5,565,000)	(3,321,000)	(3,920,000)
Preferred stock dividends	(2,986,000)	(315,000)	(315,000)	(311,000)
Net loss attributable to common stockholders	(5,328,000)	(5,880,000)	(3,636,000)	(4,231,000)
Basic and diluted loss per common share	$(0.08)	$(0.07)	$(0.04)	$(0.13)

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

Our cash resources are limited to collections from customers, draws on the Seventh Equity Line and proceeds from the issuance of preferred stock and loan proceeds, and are only sufficient to cover current operating expenses and payments of current liabilities. At December 31, 2005, we had accrued liabilities and accrued settlement obligations of $10,214,000 and accounts payable of $6,770,000. We have not been declared in default under the terms of any material agreements.

We had $16,191,000 in revenue and a loss of $22,631,000 for the year ended December 31, 2005. Net cash used in operating activities of $7,829,000 for the year ended December 31, 2005, resulted principally from the net loss incurred of $22,631,000 decreased accrued payroll of $1,533,000, decreased prepaids and other assets of $540,000, non-cash gain on sale of long-term assets of $251,000, non-cash gain on forgiveness of liabilities of $95,000, and decreased deferred revenues of $175,000 partially offset by amortization of intangible assets of $6,305,000, non-cash impairment charges recognized in connection with intangible assets of $3,346,000, legal settlement expense recognized of $2,080,000, increased accrued liabilities of $1,721,000, increased accounts payable of $1,563,000, non-cash accretion of the discount on notes payable, stock issued for interest on long-term debt of $500,000, collection of LecStar accounts receivables of $420,000, depreciation of $285,000, non-cash expense related to the issuance of preferred stock of $250,000, non-cash accretion of the discount on legal settlement of $61,000 and the foreign exchange gain of $10,000. Net cash used in investing activities of $508,000 for the year ended December 31, 2005, consisted of the purchase of equipment of $996,000, partially offset by proceeds received from the sale of long-term investments of $488,000. Net cash provided by financing activities of $8,082,000 consisting primarily of the receipt of $7,827,000 in cash related to the sale of shares of Class A common stock, proceeds from other notes receivable of $650,000 and proceeds from related party notes payable of $50,000, partially offset by payments on notes payable of $315,000 and payments of accrued legal expense of $130,000.

We had negative working capital of $19,004,000 at December 31, 2005, compared to negative working capital of $13,580,000 at December 31, 2004. Current assets decreased by $655,000 to $1,465,000 from $2,120,000 from December 31, 2004, to December 31, 2005. Current liabilities increased by $4,769,000 to $20,469,000 from $15,700,000 during the same period. The change in working capital from December 31, 2005, to December 31, 2005, reflects, in part, the increases in accrued liabilities, accounts payable and notes payable, partially offset by decreases in accrued payroll and related party notes payable due to payments made during 2005. Total assets were $9,293,000 at December 31, 2005, compared to $19,000,000 at December 31, 2004.

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

Management determined that a 12 percent annual interest rate better reflected the risk characteristics of the Audium Note. Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $303,000. For the year ended December 31, 2003, we recorded interest income of $44,000, including contractual and imputed interest.

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

Audium has incurred losses since the Company acquired the Audium Preferred Stock and as such, Audium does not have the ability to declare or pay preferred dividends on the Preferred Stock. The Company recognized losses for the year ended December 31, 2003 as follows:

Year Ended December 31, 2003
Company share of Audium net loss	$193,000
Amortization of difference between purchase price of Audium Preferred Stock and Company’s share of Audium’s net stockholders’ deficit	167,000
Total equity in loss of affiliate	$360,000

A summary of the results of Audium’s operations for the year ended December 31, 2003, and net assets as of December 31, 2003 is as follows:

2003
Net sales	$637,000
Loss from operations	(1,244,000)
Non-operating income	524,000
Net loss	(720,000)

Current assets	$241,000
Total assets	1,163,000
Current liabilities	1,569,000
Total liabilities	1,619,000
Net assets	$(456,000)

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

Notes Payable Related Parties

During 2002, two of our executive officers (the “Lenders”) sold shares of our Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to us under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in our operations. The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003. Fonix and the Lenders have agreed to postpone the maturity date on several occasions. The note is presently due March 31, 2006. All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time. The conversion price was the average closing bid price of the shares at the time of the advances. To the extent the market price of our shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, we made a principal payment of $26,000 against the outstanding balance of the promissory note. During 2004, we entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between us and the note holders. We classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004. We made principal payments against the note of $253,000 during the year ended December 31, 2004. During the year ended December 31, 2005, we received an additional advance of $50,000 against the promissory note. The balance due at December 31, 2005 was $486,000.

The unpaid balance of $486,000 is secured by our intellectual property rights. As of December 31, 2005, the Lenders had not converted any of the outstanding balance or interest into common stock.

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

On February 28, 2003, LecStar established an asset securitization facility which provided LecStar with $750,000. Assets securitized under this facility consist of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana. LecStar has pledged its interest in the special purpose securitization facility, LecStar Telecom Ventures LLC, and customer accounts receivable to the lender. We have recorded the $750,000 as a note payable in our consolidated financial statements. The note bears an interest rate of 6.5% and is due on February 27, 2007, with 24 equal monthly installments which began on March 6, 2005. During 2005, we made principal payments of $214,000.

In connection with the acquisition of the capital stock of LTEL in 2004, we issued a 5%, $10,000,000, secured, six-year note payable to McCormack Avenue, Ltd. Under the terms of the note payable, quarterly interest only payments are required through January 15, 2005, with quarterly principal and interest payments beginning April 2005 and continuing through January 2010. Interest on the promissory note is payable in cash or, at our option, in shares of our Class A common stock. The note is secured by the capital stock and all of the assets of LTEL and its subsidiaries. The note was valued at $4,624,000 based on an imputed interest rate of 25 percent per annum. The note has a mandatory prepayment clause wherein we are required to make prepayments in any given month where we receive net proceeds in excess of $900,000 from the Fifth Equity Line (or replacements thereof with the Equity Line Investor). The required prepayment is calculated by multiplying the net proceeds received over $900,000 by 33%. For the year ended December 31, 2004, we made mandatory prepayments on the note of $415,000. During 2005, we made mandatory prepayments of $102,000.

During the year ended December 31, 2004, we made scheduled interest only payments of $175,000, and issued 833,334 shares of our Class A common stock in satisfaction of the September 30, 2004, required interest only payment of $125,000. We also elected to make the December 31, 2004, payment in stock and issued 655,162 shares of our Class A common stock in connection with this payment subsequent to December 31, 2004 in satisfaction of the December 31, 2004 required interest only payment of $124,000. During 2005, we elected to make all principal and interest payments in shares of our Class A common stock and issued 29,417,578 shares. These shares were used in payment of $751,000 of principal plus accrued interest on the note. The discount on the note is based on an imputed interest rate of 25%. The carrying amount of the note of $4,709,000 at December 31, 2005 is net of unamortized discount of $4,024,000.

During the fourth quarter of 2005, we entered into two promissory notes with an unrelated third party in the aggregate amount of $650,000. These notes accrue interest at 10% annually and are due and payable during the second quarter of 2006.

Series D Debentures

On October 11, 2002, the Company issued $1,500,000 of Series D 12% Convertible Debentures (the "Debentures"), due April 9, 2003, and 194,444 shares of Class A common stock to Breckenridge Fund, LLC ("Breckenridge"), an unaffiliated third party, for $1,500,000 before offering costs of $118,000. The outstanding principal amount of the Debentures was convertible at any time at the option of the holder into shares of our common stock at a conversion price equal to the average of the two lowest closing bid prices of our Class A common stock for the twenty trading days immediately preceding the conversion date, multiplied by 90%.

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

The Debentures were originally due April 9, 2003. However, Fonix and Breckenridge agreed in January 2003 to modify the terms of the Debentures requiring the following principal payments plus accrued interest: $400,000 in January 2003; $350,000 in February 2003; $250,000 in March 2003; $250,000 in April 2003; and $250,000 in May 2003. Additionally, we agreed to release 237,584 of the Collateral Shares to Breckenridge as consideration (the "Released Shares") for revising the terms of the purchase agreement. The additional shares were accounted for as an additional discount of $285,000. The value of the shares was amortized over the modified term of the Debentures as interest expense. We did not make the last three payments as scheduled. Breckenridge asserted its rights under the Debenture agreement for penalties as we did not meet the prescribed payment schedule. Breckenridge asserted a claim of $379,000 which we disputed. Both parties subsequently agreed to satisfy the claim in full through the issuance of 1,550,000 shares of our Class A common stock with a value of $225,000. We transferred the shares to Breckenridge on October 20, 2003, in full satisfaction of the claim and recorded the penalty as interest expense.

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

In March 2004, we discovered that during 2003 an aggregate of 2,277,778 shares of Class A common stock (the "Unauthorized Shares") were improperly transferred to the Debenture holder as a result of (i) the unauthorized release from escrow of the Collateral Shares (net of the Released Shares), and (ii) the transfer to the Debenture holder of a duplicate certificate for 194,445 shares where the original certificate was not returned to the transfer agent for cancellation. The Unauthorized Shares were, therefore, in excess of the shares the Debenture holder was entitled to receive. No consideration was paid to or received by us for the Unauthorized Shares during 2003; therefore, we did not recognize the Unauthorized Shares as being validly issued during 2003.

Upon discovering in March 2004 that the Unauthorized Shares had been improperly transferred to the Debenture holder, we attempted to settle the matter with the Debenture holder but was unable to reach a settlement. Accordingly, on May 3, 2004, we filed a lawsuit against the Debenture holder, alleging the improper transfer to and subsequent sale of the Unauthorized Shares by the Debenture holder. The lawsuit was subsequently dismissed without prejudice and refiled on October 12, 2004. The complaint sought (i) a declaratory judgment that we may set off the fair value of the Unauthorized Shares against the value we owed to the Debenture holder in connection with the Series I Preferred Stock transaction (see Note 10 to Consolidated Financial Statements), (ii) judgment against the Debenture holder for the fair value of the Unauthorized Shares, and (iii) punitive damages from the Debenture holder for improper conversion of the Unauthorized Shares.

In September 2005, we settled the three pending lawsuits between Fonix and Breckenridge. Details relating to the terms of the settlement are set forth in the Legal Proceedings Section above.

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

Fifth Equity Line of Credit - We entered, as of July 1, 2003, into a fifth private equity line agreement (the "Fifth Equity Line Agreement") with the Equity Line Investor. Under the Fifth Equity Line Agreement, we had the right to draw up to $20,000,000 against an equity line of credit ("the Fifth Equity Line") from the Equity Line Investor. We were entitled under the Fifth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of our Class A common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice is tendered. The Equity Line Investor is required under the Fifth Equity Line Agreement to tender the funds requested by us within two trading days after the ten-trading-day period used to determine the market price.

For the year ended December 31, 2003, we received $7,382,000 in funds and a subscription receivable of $245,000 drawn under the Fifth Equity Line, less commissions and fees of $291,000, and issued 25,494,145 shares of Class A common stock to the Equity Line Investor.

For the year ended December 31, 2004 we received $12,618,000 in funds drawn under the Fifth Equity Line, less commissions and fees of $413,000, and issued 54,768,198 shares of Class A common stock to the Equity Line Investor.

We issued 5,480,405 shares of Class A common stock to the Equity Line Investor in full satisfaction of an outstanding put of $668,000 during the first quarter of 2005.

Sixth Equity Line of Credit - We entered, as of November 15, 2004, we entered into a sixth private equity line agreement (the "Sixth Equity Line Agreement") with the Equity Line Investor, on terms substantially similar to those of the previous equity lines. Under the Sixth Equity Line Agreement, we have the right to draw up to $20,000,000 against an equity line of credit ("the Sixth Equity Line") from the Equity Line Investor. We are entitled under the Sixth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of our Class A common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice is tendered.

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

For the year ended December 31, 2005, we received $4,263,000 in funds drawn under the Sixth Equity Line, less commissions and fees of $141,000 and issued 75,000,000 shares of Class A common stock to the Equity Line Investor.

Seventh Equity Line of Credit - On May 27, 2005, we entered into a seventh private equity line agreement (the "Seventh Equity Line Agreement") with the Equity Line Investor, on terms substantially similar to those of the Sixth Equity Line between Queen and us dated November 15, 2004.

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

The amount of funds available to us depends on the number of shares registered for resale by the Equity Line Investor. For example, if the Company were to draw down $3,000,000 under the Seventh Equity Line, the number of shares issuable would be approximately 167,000,000 shares as of March 10, 2006. We currently have a registration statement registers the resale of up to 300,000,000 shares, excluding any shares issued as blackout shares. Accordingly, we would need to file additional registration statements to be able to draw $3,000,000 at current market prices. By way of information, during 2005, our stock price has ranged from $0.02 to $0.19 per share.

As of March 10, 2006, we had 481,309,900 shares of our Class A common stock issued and outstanding. An issuance of 167,000,000 would constitute an increase of approximately 35%.

Pursuant to the Seventh Equity Line Agreement, we granted to the Equity Line Investor a right of first refusal (the “Refusal Right”) with respect to additional financing transactions. Under the Refusal Right, for a period of 180 days after the effective date of a registration statement filed to register resales by the Equity Line Investor, we may not offer or sell, with certain exceptions, shares of our common stock in a financing transaction without first offering that financing transaction to the Equity Line Investor. The Equity Line Investor then has the right to choose to offer financing to us on the same terms or to allow us to proceed with the financing transaction with other investors.

In connection with the Seventh Equity Line Agreement, we entered into an agreement with the Equity Line Investor to terminate all previous equity lines, and cease further draws or issuances of shares in connection with all previous equity lines. As such, as of the date of this report, the only active equity line of credit was the Seventh Equity Line.

Also in connection with the Seventh Equity Line Agreement, we granted registration rights to the Equity Line Investor and have filed two registration statements which cover the resales of the shares to be issued under the Seventh Equity Line. All of the shares registered by the first registration statement had been sold as of October 24, 2005. . The second registration statement filed in connection with the Seventh Equity Line was declared effective by the SEC on February 13, 2006.

For the year ended December 31, 2005, we received $3,127,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $106,000 and issued 100,000,000 shares of Class A common stock to the Equity Line Investor.

We presently are authorized to issue up to 800,000,000 shares of our Class A common stock. As of March 10, 2006, we had 481,309,900 shares of Class A common stock issued and outstanding. We intend to seek shareholder approval for an amendment to our charter to increase the authorized capital to 5,000,000,000 shares. However, if we do not receive such approval, we believe that we would be able to continue to draw funds under the Seventh Equity Line, assuming no growth in revenues and no reduction in expenses, for approximately twelve to eighteen months, absent other arrangements.

Acquisitions

LecStar Acquisition - On February 24, 2004, we acquired all of the capital stock of LTEL Holdings Corporation (“LTEL”) and its wholly-owned subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc. (collectively “LecStar”). The results of LecStar's operations are included in the consolidated financial statements from February 24, 2004. We acquired LecStar to provide us with a recurring revenue stream, a growing customer base, new marketing channels for our Core Technologies and Speech Products, and to reduce our cost of capital.

In accordance with FAS No. 141, “Business Combinations,” the aggregate purchase price was $12,800,000 and consisted of the issuance of 7,036,802 shares of Class A common stock valued at $4,175,000 or $0.59 per share, 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock (the "Series H Preferred Stock") with a stated value of $10,000 per share valued at $4,000,000, and a 5% $10,000,000 secured, six-year promissory note (the "Note") valued at $4,624,000. The number of shares of Class A common stock issued under the terms of the purchase agreement was determined by dividing $3,000,000 by 90 percent of the average closing bid price of our common stock for the first 30 of the 33 consecutive trading days immediately preceding the date certain regulatory approvals were deemed effective. Under the terms of the acquisition agreement, the number of Class A common shares was determinable on February 19, 2004. Accordingly, the value of the shares of Class A common stock was established, in accordance with SFAS No. 141, as the average market price of our common stock over the three-day period through February 19, 2004. The values of the Series H Preferred Stock and the Note were determined based on the estimated risk-adjusted cost of capital for us at the date of the acquisition.

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

Stock Options and Warrants

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

During 2005, we granted options to purchase 746,505 shares of Class A common stock in addition to the option granted in connection with the option exchange program described above. The options were granted at exercise prices ranging from $0.04 to $0.12. All options were granted at the quoted market price on the date of grant. All options granted vest over three years following issuance. If not exercised, all options expire within ten years from the date of grant.

During 2004, we granted options to purchase 110,600 shares of Class A common stock at exercise prices ranging from $0.21 to $0.37. All options were granted at the quoted market price at the date of grant. All options granted vest over three years following issuance. If not exercised, all options expire within ten years from the date of grant.

As of December 31, 2005, we had warrants to purchase a total of 15,000 shares of Class A common stock outstanding.

Summary of Contractual Obligations

The following summary reflects payments due under long-term obligations as of December 31, 2005:

	Total	Less Than One	One to Three	Three to Five	More than Five
Notes payable	$11,905,000	$2,332,000	$2,554,000	$7,019,000	--
Operating lease obligations	2,453,000	715,000	1,180,000	558,000	--
Preferred stock dividends	5,275,000	1,055,000	2,110,000	2,110,000	**
Total contractual cash obligations	$19,633,000	$4,102,000	$5,844,000	$9,687,000

** Preferred stock dividends do not have a definite life, therefore dividend payment requirements greater than five years cannot reasonably be estimated.

Other

We presently have no plans to purchase new research and development or office facilities.

Corporate Outlook

Fonix offers businesses and consumers competitive technologies for integrated communication needs such as Voice over Internet Protocol (“VoIP”), Broadband over Power Line (“BPL”), switched telecommunication services and value-added embedded speech interface solutions. Fonix delivers its telecommunicationsand speech products and services through three incorporated subsidiaries: Fonix Telecom, Inc., LecStar Telecom, Inc. and Fonix Speech, Inc. Integration of company support functions and overhead will create organization-wide operational and financial efficiencies.

Fonix’s focus on providing competitive and value-added solutions for customers and partners requires a broad set of technologies, service offerings and channel capabilities. Management anticipates and expects further development of complementary technologies, added product and application developments, access to market channels and additional opportunities for strategic alliances in other industry segments.

We expect to employ a consolidation-driven growth strategy in the telecommunication industry using Fonix Telecom as the platform. Fonix Telecom provides facilities-based local telephone service and interconnection services in Georgia, North Carolina, South Carolina, and Florida, delivers VoIP services and has expanded its partner relationship with Duke Energy, a major utilities company serving customers in the Southern states, to deliver BPL services to business and residential customers. We anticipate strategic acquisitions of synergistic companies that will result in a stable revenue stream and an expanded customer base. Fonix Telecom continues to provide customers with the new VoIP and/or BPL solutions.

LecStar Telecom will continue to deliver an array of wireline voice, data and carrier-grade local and long distance telephone services utilizing traditional lines in the Southeast. LecStar’s customer base is limited as a consequence of increased regulatory flexibility and retail and wholesale pricing freedoms.

We will continue to leverage our research and development of speech technologies to deliver software applications and engines to device manufacturers looking to incorporate speech interfaces into end-user products. Fonix Speech’s award-wining technologies provide competitive embedded speech solutions for mobile/wireless devices, videogames, telephony systems and products for the assistive market based on Fonix’s proprietary and patented TTS and ASR technologies.

As we implement our strategy to reach corporate objectives, management anticipates further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments. The strategy has significant risks, and shareholders and others interested in Fonix and our Class A common stock should carefully consider the risks set forth under the heading “Certain Significant Risk Factors” in Item 1, Part I, above.

As noted above, as of December 31, 2005, we had an accumulated deficit of $250,521,000, negative working capital of $19,004,000, accrued liabilities and accrued legal settlement obligations of $10,214,000 and accounts payable $6,770,000. Sales of products and telecommunications services and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations. We have limited capital available under an equity line of credit. These matters raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon several factors, including our success in (1) increasing telecommunications services, and speech license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs. Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through the sale of our equity securities, primarily in connection with the Seventh Equity Line. We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations. Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions. Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables. As we have noted in our annual report and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact) are forward-looking statements. These statements include, but are not limited to our expectations with respect to the development of a diversified revenue base; delivery of our VoiceDial application; the market volume of educational electronic dictionary devices; our ability to capitalize in markets including toys, appliances, and other devices; the market demand for videogames; our growth strategies and the implementation of our Core Technologies and potential results; our payment of dividends on our common stock; our ability to meet customer demand for speech technologies and solutions; the availability of telecommunications services; development of complementary technologies, products, marketing, and strategic alliance opportunities; the impacts on legacy CLECs of recent regulatory changes; the cost-efficiency of LecStar’s business strategy; the impact of legislative initiatives on local exchange competition; profitability of language learning tools; the status of traditional operator systems; our ability to continue operations in the event we do not receive approval to amend our articles of incorporation; the comparability of our speech-enabled Speech Products to other products; our intentions with respect to strategic collaborations and marketing arrangements; our intentions with respect to use of licenses; our plans with respect to development and acquisition of speech solutions; our goals with respect to supplying speech solutions for OEMs; our expectations with respect to continued financial losses; our expectations with respect to revenues from our telecommunication activities; and our intentions with respect to financing our operations in the future. Additional forward-looking statements may be found in the “Certain Significant Risk Factors” Section of this report, together with accompanying explanations of the potential risks associated with such statements.

Forward-looking statements made in this report, are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon Fonix. There can be no assurance that future developments will be in accordance with such expectations, or that the effect of future developments on Fonix will be those anticipated by management. Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance.

You are cautioned not to place undue reliance on these forward looking statements, which are current only as of the date of this Report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Many important factors could cause actual results to differ materially from management’s expectations, including those listed in the “Certain Significant Risk Factors” Section, as well as the following:

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

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls, and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Form 10-K for the fiscal year ending on December 31, 2007. We are dedicating significant resources, including management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. We are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our company. The evaluation of our internal controls is being conducted under the direction of our senior management. In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Audit Committee. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

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

ITEM 9b.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF FONIX

The following table sets forth certain information concerning the executive officers and directors of Fonix as of March 10, 2006:

Name	Age	Position

Thomas A. Murdock (1)*	61	Director, President & Chief Executive Officer
Roger D. Dudley (2)*	53	Director, Executive Vice President & Chief Financial Officer
William A. Maasberg, Jr. (1) (2)	66	Director, Chief Operating Officer

(1)	Member, Compensation Committee
(2)	Member, Audit Committee
*	Committee Chairman

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulation of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms which they file. Based solely on its review of the copies of such forms furnished to us during the fiscal year ended December 31, 2005, we are aware of the following untimely filings:

Messrs. Murdock and Dudley filed late Forms 5. Additionally, Messrs. Murdock, Dudley and Maasberg received options in 2005 in connection with our option exchange program which should have been reported on a Form 4 but which were reported on the Form 5.

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

The following table sets forth information concerning the compensation paid or accrued to all persons serving as our chief executive officer and our most highly compensated executive officers other than its chief executive officer who were serving as executive officers at December 31, 2005, and whose annual compensation exceeded $100,000 during such year (collectively the “Named Executive Officers”):

Summary Compensation Table

	Annual Compensation				Long-Term Compensation

Name and Principal Position	Year	Salary		Other Annual Bonus	Securities Underlying Options/SARs (5)
Thomas A. Murdock (1)	2003	$ 309,400		--	0/0
Chief Executive Officer & President	2004	$ 232,000	(2)	--	0/0
	2005	$ 261,025		--	126,500/0

Roger D. Dudley (1)	2003	$ 309,400		--	0/0
Executive Vice President & Chief Financial Officer	2004	$ 232,000	(2)	--	0/0
	2005	$ 261,025		--	126,500/0

William A. Maasberg, Jr. (3)	2003	$ 225,000		--	0/0
Chief Operating Officer	2004	$ 150,000	(4)	--	0/0
	2005	$ 150,000		--	42,500/0

(1)
We have executive employment agreements with Messrs. Murdock and Dudley. The expiration date is December 31, 2010. The material terms of each executive employment agreement with Messrs. Murdock and Dudley are identical and are as follows: the annual base salary for each executive officer is $309,400 and may be adjusted upward in future years as deemed appropriate by the board of directors.

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

(2)	Due to cash flow difficulties, Messrs. Murdock and Dudley agreed to a decrease in their annual compensation from $309,400 to $232,000 for 2004 and part of 2005.

(3) We had an employment agreement with Mr. Maasberg that was effective February 1, 2000. The terms of the agreement established the annual base salary of $225,000. Mr. Maasberg is entitled to customary insurance benefits, office and support staff. The original employment contract expired January 31, 2003 and was extended through December 31, 2005.

(4) Due to cash flow difficulties, Mr. Maasberg agreed to a decrease in his annual compensation from $225,000 to $150,000.

(5)	All options granted in 2005 were granted pursuant to our 1998 Stock Option Plan and were granted in accordance with our option exchange program.

Option Grants in Fiscal Year 2005

Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name	Number of Securities Underlying Options Granted (#)	% of Total Options to Employees in Fiscal Year	Exercise Price ($/share)	Expiration Date	5%	10%
Thomas A. Murdock	20,000	1.7%	$0.04	4/30/06	$ 827	$ 855
Thomas A. Murdock	5,000	0.4%	$0.04	10/28/07	$ 222	$ 244
Thomas A. Murdock	3,750	0.3%	$0.04	3/18/08	$ 169	$ 189
Thomas A. Murdock	10,000	0.9%	$0.04	11/30/08	$ 465	$ 531
Thomas A. Murdock	6,250	0.5%	$0.04	2/9/10	$ 306	$ 362
Thomas A. Murdock	35,000	3.0%	$0.04	7/20/10	$ 1,744	$ 2,087
Thomas A. Murdock	12,500	1.1%	$0.04	12/7/11	$ 657	$ 815
Thomas A. Murdock	18,750	1.6%	$0.04	1/17/12	$ 990	$ 1,230
Thomas A. Murdock	5,000	0.4%	$0.04	12/26/10	$ 253	$ 307
Thomas A. Murdock	5,000	0.4%	$0.04	12/7/11	$ 263	$ 326
Thomas A. Murdock	5,000	0.4%	$0.04	3/4/12	$ 265	$ 331
Roger D. Dudley	20,000	1.7%	$0.04	4/30/06	$ 827	$ 855
Roger D. Dudley	5,000	0.4%	$0.04	10/28/07	$ 222	$ 244
Roger D. Dudley	3,750	0.3%	$0.04	3/18/08	$ 169	$ 189
Roger D. Dudley	10,000	0.9%	$0.04	11/30/08	$ 465	$ 531
Roger D. Dudley	6,250	0.5%	$0.04	2/9/10	$ 306	$ 362
Roger D. Dudley	35,000	3.0%	$0.04	7/20/10	$ 1,744	$ 2,087
Roger D. Dudley	12,500	1.1%	$0.04	12/7/11	$ 657	$ 815
Roger D. Dudley	18,750	1.6%	$0.04	1/17/12	$ 990	$ 1,230
Roger D. Dudley	5,000	0.4%	$0.04	12/26/10	$ 253	$ 307
Roger D. Dudley	5,000	0.4%	$0.04	12/7/11	$ 263	$ 326
Roger D. Dudley	5,000	0.4%	$0.04	3/4/12	$ 265	$ 331
William A. Maasberg, Jr.	6,250	0.5%	$0.04	2/1/10	$ 306	$ 361
William A. Maasberg, Jr.	2,500	0.2%	$0.04	2/9/10	$ 122	$ 145
William A. Maasberg, Jr.	6,250	0.5%	$0.04	12/7/11	$ 329	$ 407
William A. Maasberg, Jr.	7,500	0.6%	$0.04	1/17/12	$ 396	$ 492
William A. Maasberg, Jr.	5,000	0.4%	$0.04	9/3/09	$ 240	$ 281
William A. Maasberg, Jr.	5,000	0.4%	$0.04	12/26/10	$ 253	$ 307
William A. Maasberg, Jr.	5,000	0.4%	$0.04	12/7/11	$ 263	$ 326
William A. Maasberg, Jr.	5,000	0.4%	$0.04	3/4/12	$ 265	$ 331

Aggregated Option/SAR Exercises in Last Fiscal Year
and Related December 31, 2005 Option/SAR Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at December 31, 2005 Exercisable/Unexercisable (#)	Value of In-the-Money Options/SARs at December 31, 2005 Exercisable/Unexercisable ($)
Thomas A. Murdock	0	$ 0	126,250/0	$0/$0
Roger D. Dudley	0	$ 0	126,250/0	$0/$0
William A. Maasberg, Jr.	0	$ 0	42,500/0	$0/$0

Board of Directors Meetings, Committees and Director Compensation

Our board of directors took action at 4 duly noticed meetings of the board during 2005. Each director attended (in person or telephonically) all of the meetings of Fonix’s board of directors. During 2005, our board of directors had the following committees: Audit Committee, comprised of Messrs. Dudley (chairman) and Maasberg; and Compensation Committee, comprised of Messrs. Murdock (chairman) and Maasberg. These standing committees conducted meetings in conjunction with meetings of the full board of directors.

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

The following table sets forth, as of March 10, 2006, the number of shares of Common Stock of Fonix beneficially owned by all persons known to be holders of more than five percent of our Common Stock and by the executive officers and directors of Fonix individually and as a group. This table also includes Southridge Partners, LP, and Queen, LLC, who may be deemed to beneficially own shares of our common stock sufficient to require their inclusion in this table. Additional information relating to Southridge partners and Queen is provided in notes (5) and (6) to the table below. Unless indicated otherwise, the address of the stockholder is our principal executive offices, 9350 South 150 East, Suite 700, Sandy, Utah 84070.

Name and Address of 5% Beneficial Owners, Executive Officers, and Directors	Number of Shares Beneficially Owned	Percent of Class (1)
Thomas A. Murdock Chairman of the Board & Chief Executive Officer	24,313,496(2)	4.84%
Roger D. Dudley Executive Vice President & Chief Financial Officer, Director	12,156,148(3)	2.49%
William A. Maasberg Chief Operating Officer, Director	42,500(4)	*
Southridge Partners, LP	4,813,099(5)	1.00%
Queen LLC	0(6)	*
All Officers and Directors as a Group (3 persons)	41,638,493	8.04%

* Less than 1 percent.

(1)    Percentages rounded to nearest 1/100th of one percent. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of Common Stock listed for each such person in the table.

(2)    Includes 40,000 shares of Common Stock deposited in a voting trust (the “Voting Trust”) as to which Mr. Murdock is the sole trustee and 24,313,496 shares of Common Stock issuable as of March 10, 2006, into the Voting Trust under a convertible promissory note (the “Convertible Note”) held by Mr. Murdock and Mr. Dudley. Persons who have deposited their shares of Common Stock into the Voting Trust have dividend and liquidation rights (“Economic Rights”) in proportion to the number of shares of Common Stock they have deposited in the Voting Trust, but have no voting rights with respect to such shares. All voting rights associated with the shares deposited into the Voting Trust are exercisable solely and exclusively by the Trustee of the Voting Trust. The Voting Trust expires, unless extended according to its terms, on the earlier of March 31, 2006, or any of the following events: (i) the Trustee terminates it; (ii) the participating shareholders unanimously terminate it; or (iii) we are dissolved or liquidated. Although as the sole trustee of the Voting Trust Mr. Murdock exercises the voting rights of all of the shares deposited into the Voting Trust, and accordingly has listed all shares in the table above, he has no economic or pecuniary interest in any of the shares deposited into the Voting Trust except for 12,156,748 shares issuable as of March 10, 2006, under the Convertible Note as to which he will directly own Economic Rights when issued. Also includes 71 shares owned directly by Mr. Murdock, and options to purchase 126,250 shares of the Company’s Common Stock.

(3)    Includes (i) 12,156,748 shares of Common Stock issuable as of March 10, 2006, under the Convertible Note which will be deposited into the Voting Trust when issued, (ii) 71 shares owned directly by Mr. Dudley, (iii) 8 shares owned by Mr. Dudley’s minor children, (iv) options to purchase 126,250 shares of the Company’s Common Stock, and (v) 20,000 shares held in the Voting Trust.

(4)    Consisting of options to purchase 42,500 shares of Common Stock.

(5)    As of March 10, 2006, Southridge Partners owned 862 shares of our Series K 5% Convertible Preferred Stock (the “Series K Preferred Stock”). The Series K Preferred Stock has a per-share stated value of $1,000 per share, and is convertible at a fixed conversion price of $0.01 per share. As such, a hypothetical conversion of the remaining 862 shares of Series K Preferred Stock would result in the issuance of 86,200,000 shares of our Class A common stock. The certificate of designation of the Series K Preferred Stock prohibits Southridge Partners from converting shares of Series K Preferred Stock that would result in its owning more than 1.0% of our then outstanding Class A common stock, which as of March 10, 2006, was 4,813,099 shares, as shown in the table above. Nevertheless, because the beneficial ownership of Southridge Partners and Queen, LLC, the Equity Line Investor, may be aggregated due to certain affiliations between those entities, Southridge Partners may, through conversions of the Series K Preferred Stock and the operation of the Seventh Equity Line, under SEC regulations be deemed to beneficially own more than 5.00% of our common stock, which would require its inclusion in this table.

(6)    As of March 10, 2006, Queen, LLC, the Equity Line Investor, owned no shares of our Class A common stock. However, because the beneficial ownership of Southridge Partners and Queen, LLC, may be aggregated due to certain affiliations between those entities, discussed in more detail note (5) above, Queen may, through conversions of the Series K Preferred Stock by Southridge and the operation of the Seventh Equity Line, under SEC regulations be deemed to beneficially own more than 5.00% of our common stock, which would require its inclusion in this table.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	1,331,205	$0.13	19,013,795

Equity compensation plans not approved by shareholders	--	--	--

Total	1,331,205	$0.13	19,013,795

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

SCC Asset Management Inc.(“SCC”) (formerly Studdert Companies Corp.)

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

Loans from Senior Management to Company

During 2002, two of our executive officers (the “Lenders”) sold shares of our Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to us under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in our operations. The advances bear interest at 10 percent per annum, which interest is payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003. Fonix and the Lenders have agreed to postpone the maturity date on several occasions. The note is presently due March 31, 2006. All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time. The conversion price was the average closing bid price of the shares at the time of the advances. To the extent the market price of our shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, we made a principal payment of $26,000 against the outstanding balance of the promissory note. During 2004, we entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between us and the note holders. We classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004. We made principal payments against the note of $253,000 during the year ended December 31, 2004. During the year ended December 31, 2005, we received an additional advance of $50,000 against the promissory note. The balance due at December 31, 2005 was $485,000. Subsequent to December 31, 2005 we received an additional advance of $55,000 against the promissory note. The balance due at March 10, 2006 was $436,000.

The unpaid balance of $436,000 is secured by our intellectual property rights. As of December 31, 2005, the Lenders had not converted any of the outstanding balance or interest into common stock.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2005 and 2004, for professional services rendered by Hansen Barnett & Maxwell, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2005 and 2004 were $203,000 and $260,000, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2005 and 2004 for assurance and related services by Hansen Barnett & Maxwell, that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2005 and 2004 were $28,000 and $21,000, respectively.

(3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2005 and 2004, for professional services rendered by Hansen Barnett & Maxwell for tax compliance, tax advice, and tax planning, for those fiscal years were $1,000 and $6,000, respectively. Services provided included preparation of federal and state income tax returns.

(4) ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended December 31, 2005 and 2004, for products and services provided by Hansen Barnett & Maxwell other than those services reported above, for those fiscal years were $34,000 and $27,000. The other fees billed in 2005 and 2004 related to Hansen Barnett & Maxwell’s participation in the accounting due diligence related to various acquisition opportunities. This participation was approved by the Board of Directors prior to commencement. Hansen Barnett & Maxwell made no management decisions. Their role was to review and analyze information related to the possible acquisitions as directed by the Company’s management.

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

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

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

Fonix Corporation

Date: March 20, 2006	By:	/s/ Thomas A. Murdock
Thomas A. Murdock, President and
Chief Executive Officer

Date: March 20, 2006	By:	/s/ Roger D. Dudley
Roger D. Dudley, Executive Vice President Finance
and Chief Financial Officer
(Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Thomas A. Murdock	/s/ William A. Maasberg, Jr.
Thomas A. Murdock, President, and	William A. Maasberg, Jr.
Chief Executive Officer	Director

March 20, 2006	March 20, 2006
Date	Date

/s/ Roger D. Dudley
Roger D. Dudley, Executive Vice President,
Chief Financial Officer, and Director

March 20, 2006
Date

FONIX CORPORATION AND SUBSIDIARIES

HANSEN, BARNETT& MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
5 Triad Center, Suite 750	Accounting Oversight Board
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Fonix Corporation

We have audited the accompanying consolidated balance sheets of Fonix Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fonix Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operating activities during each of the three years in the period ended December 31, 2005. As of December 31, 2005, the Company had an accumulated deficit of $250,521,000, and negative working capital of $19,004,000. The Company has current accrued liabilities and accrued settlement obligation of approximately $10,214,000 and vendor accounts payable amounting to approximately $6,770,000 and current portion of notes payable of approximately $2,333,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 7, 2006

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$168,000	$423,000
Accounts receivable, net of an allowance for doubtful accounts of $137,000 and $175,000, respectively	1,121,000	1,541,000
Prepaid expenses and other current assets	176,000	156,000

Total current assets	1,465,000	2,120,000

Long-term investments	-	237,000

Property and equipment, net of accumulated depreciation of $1,594,000 and $1,465,000, respectively	947,000	236,000

Deposit in escrow	-	395,000

Deposits and other assets	1,592,000	1,072,000

Intangible assets, net of accumulated amortization of $11,210,000 and $5,453,000, respectively	2,658,000	12,309,000

Goodwill	2,631,000	2,631,000

Total assets	$9,293,000	$19,000,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$8,138,000	$6,815,000
Accounts payable	6,770,000	5,225,000
Accrued payroll and other compensation	223,000	1,756,000
Accrued settlement obligation, net of unamortized discount of $178,000 and $0, respectively	1,853,000	-
Deferred revenues	923,000	984,000
Notes payable - related parties	486,000	513,000
Current portion of notes payable	1,847,000	214,000
Deposits and other	229,000	193,000

Total current liabilities	20,469,000	15,700,000

Long-term notes payable, net of current portion	4,050,000	5,358,000

Total liabilities	24,519,000	21,058,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Series H, nonconvertible; 2,000 shares outstanding (aggregate liquidation preference of $20,000,000)	4,000,000	4,000,000
Series I, convertible; 0 shares and 2,250 shares outstanding, respectively	-	2,250,000
Series J, convertible; 1,359 shares and 0 shares outstanding, respectively (aggregate liquidation preference of $1,359,000)	1,359,000	-
Series K, convertible; 0 shares and 0 shares outstanding, respectively	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized;
Class A voting, 392,929,230 shares and 131,200,170 shares outstanding, respectively	39,000	13,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	228,905,000	217,061,000
Outstanding warrants to purchase Class A common stock	474,000	735,000
Cumulative foreign currency translation adjustment	18,000	8,000
Accumulated deficit	(250,521,000)	(226,625,000)

Total stockholders' deficit	(15,226,000)	(2,058,000)

Total liabilities and stockholders' deficit	$9,293,000	$19,000,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2005	2004	2003
Revenues
Telecommunications	$14,833,000	$13,673,000	$-
Speech licenses, royalties and maintenance	1,358,000	1,199,000	1,963,000
Services	-	30,000	391,000
Hardware	-	-	30,000

Total Revenue	16,191,000	14,902,000	2,384,000

Cost of revenues
Telecommunications costs	9,349,000	6,136,000	-
Impairment loss on capitalized software technology	-	-	822,000
Services	-	-	76,000
Licenses, royalties and maintenance	70,000	33,000	58,000
Amortization of capitalized software technology	-	-	52,000
Hardware	-	-	21,000

Total cost of revenues	9,419,000	6,169,000	1,029,000

Gross profit	6,772,000	8,733,000	1,355,000

Expenses:
Selling, general and administrative	13,290,000	13,356,000	7,004,000
Legal settlement expense	2,080,000	-	-
Impairment of intangible assets	3,346,000	738,000	302,000
Amortization of intangible assets	6,305,000	5,453,000	-
Product development and research	2,196,000	2,559,000	5,141,000

Total expenses	27,217,000	22,106,000	12,447,000

Other income (expense):
Interest income	8,000	7,000	43,000
Gain on sale of investments	251,000	-	-
Gain on forgiveness of liabilities	142,000	518,000	-
Interest expense	(2,587,000)	(2,300,000)	(1,973,000)
Equity in net loss of affiliate	-	-	(360,000)
Other	-	-	(161,000)

Other income (expense), net	(2,186,000)	(1,775,000)	(2,451,000)

Net loss	(22,631,000)	(15,148,000)	(13,543,000)
Preferred stock dividends	(1,265,000)	(3,927,000)	-

Loss attributable to common stockholders	$(23,896,000)	$(19,075,000)	$(13,543,000)

Basic and diluted loss per common share	$(0.09)	$(0.21)	$(0.50)

Net loss	$(22,631,000)	$(15,148,000)	$(13,543,000)
Other comprehensive income (loss) - foreign currency translation	10,000	(22,000)	(2,000)

Comprehensive loss	$(22,621,000)	$(15,170,000)	$(13,545,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

						Outstanding		Cumulative
						Warrants		Foreign
					Additional	to Purchase	Deferred	Currency
	Preferred Stock		Common Stock		Paid-in	Common	Consulting	Translation	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Expenses	Adjustment	Deficit	Total
BALANCE, DECEMBER 31, 2002	166,667	$500,000	12,306,333	$1,000	$183,515,000	$1,360,000	$-	$32,000	$(194,007,000)	$(8,599,000)
Issuance of common stock under equity lines of credit	-	-	30,494,145	3,000	9,928,000	-	-	-	-	9,931,000
Expiration of warrants	-	-	-	-	26,000	(26,000)	-	-	-	-
Cumulative foreign currency translation adjustment	-	-	-	-	-	-	-	(2,000)	-	(2,000)
Additional shares issued due to reverse split	-	-	4,919	-	-	-	-	-	-	-
Shares issued related to Series D financing	-	-	11,524,390	1,000	1,815,000	-	-	-	-	1,816,000
Net loss for year ended December 31, 2003	-	-	-	-	-	-	-	-	(13,543,000)	(13,543,000)
BALANCE, DECEMBER 31, 2003	166,667	500,000	54,329,787	5,000	195,284,000	1,334,000	-	30,000	(207,550,000)	(10,397,000)
Issuance of common stock under equity lines of credit	-	-	54,768,198	5,000	11,332,000	-	-	-	-	11,337,000
Issuance of Series I Preferred Stock	3,250	429,000	-	-	-	-	-	-	-	429,000
Shares issued in connection with Series I Preferred Stock	-	-	2,414,596	1,000	729,000	-	-	-	-	730,000
Warrants issued in connection with Series I Preferred Stock	-	-	-	-	-	262,000	-	-	-	262,000
Beneficial conversion feature on Series I Preferred	-	-	-	-	1,830,000	-	-	-	-	1,830,000
Series I Preferred Stock beneficial conversion dividend	-	2,821,000	-	-	-	-	-	-	(2,821,000)	-
Cumulative foreign currency translation adjustment	-	-	-	-	-	-	-	(22,000)	-	(22,000)
Shares issued for payment of interest on long-term debt	-	-	833,334	-	125,000	-	-	-	-	125,000
Shares issued for payment of dividends on Series H Preferred	-	-	1,666,667	-	249,000	-	-	-	(249,000)	-
Series H Preferred Stock dividends accrued	-	-	-	-	-	-	-	-	(601,000)	(601,000)
Additional shares issued due to reverse split	-	-	1,494	-	-	-	-	-	-	-
Shares issued in connection with LTEL acquisition	-	-	7,036,802	1,000	4,174,000	-	-	-	-	4,175,000
Issuance of Series H Preferred Stock in LTEL acquistion	2,000	4,000,000	-	-	-	-	-	-	-	4,000,000
Series I Preferred stock dividends accrued	-	-	-	-	-	-	-	-	(256,000)	(256,000)
Issuance of stock for services	-	-	1,713,423	-	334,000	-	-	-	-	334,000
Conversion of Series I Preferred into common stock	(1,000)	(1,000,000)	8,435,869	1,000	999,000	-	-	-	-	-
Forgiveness of related party debt	-	-	-	-	1,144,000	-	-	-		1,144,000
Expiration of warrants	-	-	-	-	861,000	(861,000)	-	-	-	-
Net loss for year ended December 31, 2004	-	-	-	-	-	-	-	-	(15,148,000)	(15,148,000)
BALANCE, DECEMBER 31, 2004	170,917	6,750,000	131,200,170	13,000	217,061,000	735,000	-	8,000	(226,625,000)	(2,058,000)
Issuance of common stock under equity lines of credit	-	-	180,480,405	18,000	7,809,000	-	-	-	-	7,827,000
Shares issued for payment of principal and interest on long-term debt	-	-	29,417,578	3,000	1,248,000	-	-	-	-	1,251,000
Shares issued for payment of dividends on Series H Preferred	-	-	27,275,299	3,000	1,123,000	-	-	-	-	1,126,000
Conversion of Series I Preferred into common stock	(1,078)	(1,078,000)	18,482,083	2,000	1,076,000	-	-	-	-	-
Exchange of Series I Preferred for Series J Preferred	280	280,000	-	-	-	-	-	-	-	280,000
Series J Preferred Stock beneficial conversion dividend	-	-	-	-	161,000	-	-	-	(161,000)	-
Conversion of Series J Preferred into common stock	(93)	(93,000)	3,795,918	-	93,000	-	-	-	-	-
Shares issued in conection with legal settlement	-	-	2,277,777	-	73,000	-	-	-	-	73,000
Cumulative foreign currency translation adjustment	-	-	-	-	-	-	-	10,000	-	10,000
Cancellation of warrants	-	-	-	-	261,000	(261,000)	-	-	-	-
Dividend on Series H Preferred	-	-	-	-	-	-	-	-	(1,000,000)	(1,000,000)
Dividend on Series I Preferred	-	-	-	-	-	-	-	-	(86,000)	(86,000)
Dividend on Series J Preferred	-	-	-	-	-	-	-	-	(18,000)	(18,000)
Net loss for year ended December 31, 2005	-	-	-	-	-	-	-	-	(22,631,000)	(22,631,000)
BALANCE, DECEMBER 31, 2005	170,026	$5,859,000	392,929,230	$39,000	$228,905,000	$474,000	$-	$18,000	$(250,521,000)	$(15,226,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities
Net loss	$(22,631,000)	$(15,148,000)	$(13,543,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash expense related to the issuance of preferred stock	250,000	-	640,000
Stock issued for interest expense on long-term debt	500,000	125,000	-
Stock issued for services	-	41,000	-
Accretion of discount on notes receivable from affiliate	-	-	(21,000)
Accretion of discount on notes payable	741,000	613,000	868,000
Accretion of discount on legal settlement	61,000	-	-
Amortization of investment in affiliate	-	-	167,000
Impairment losses	3,346,000	738,000	1,126,000
Losses on asset disposals	-	-	179,000
Gain on sale of long-term assets	(251,000)	-	-
Gain on forgiveness of liabilities	(95,000)	(518,000)	-
Legal settlement expense	2,080,000	-	-
Amortization of intangibles	6,305,000	5,453,000	68,000
Depreciation	285,000	338,000	321,000
Equity in net loss of affiliate	-	-	193,000
Gain on sale of affiliate	-	-	(53,000)
Foreign exchange loss (gain)	10,000	(22,000)	(5,000)
Changes in assets and liabilities, net of effects from purchase of LTEL:
Accounts receivable	420,000	738,000	23,000
Prepaid expenses and other current assets	(20,000)	(48,000)	105,000
Inventory	-	-	49,000
Other assets	(520,000)	(57,000)	50,000
Accounts payable	1,563,000	(1,336,000)	(320,000)
Accrued payroll and other compensation	(1,533,000)	(5,208,000)	1,698,000
Other accrued liabilities	1,721,000	1,415,000	(474,000)
Deferred revenues	(61,000)	(175,000)	(314,000)

Net cash used in operating activities	(7,829,000)	(13,051,000)	(9,243,000)

Cash flows from investing activities
Proceeds from sale of long term investments	488,000	-	-
Payments of deposit into escrow	-	(395,000)	-
Cash received in connection with LTEL acquisition	-	47,000	-
Purchase of property and equipment	(996,000)	(256,000)	(9,000)

Net cash used in investing activities	(508,000)	(604,000)	(9,000)

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	7,827,000	12,239,000	9,686,000
Proceeds from related party note payable	50,000	(250,000)	-
Proceeds from other notes payable	650,000	-	-
Proceeds from issuance of Series I Preferred Stock	-	3,010,000	240,000
Payments of accrued legal expense	(130,000)	-	-
Payment of dividend on Series H Preferred Stock	-	(349,000)	-
Principal payments on notes payable	(315,000)	(622,000)	(1,051,000)

Net cash provided by financing activities	8,082,000	14,028,000	8,875,000

Net (decrease) increase in cash and cash equivalents	(255,000)	373,000	26,000

Cash and cash equivalents at beginning of year	423,000	50,000	24,000

Cash and cash equivalents at end of year	$168,000	$423,000	$50,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Years Ended December 31,
	2005	2004	2003
Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest	$310,000	$1,200,000	$44,000
Cash paid during the year for income taxes	-	-	-

Supplemental Schedule of Non-cash Investing and Financing Activities

For the Year Ended December 31, 2005

Issued 18,482,083 shares of Class A common stock in conversion of 1,078 shares of Series I Convertible Preferred Stock.

Issued 3,795,918 shares of Class A common stock in conversion of 93 shares of Series J Convertible Preferred Stock.

Issued 27,275,299 shares of Class A common stock as payment of $1,113,000 of dividends on Series H Preferred Stock.

Issued 29,417,578 shares of Class A common stock as payment of $1,248,000 of principal and interest on long-term debt.

Accrued $137,000 of dividends on Series H Preferred Stock.

Issued 1,452 shares of Series J Preferred Stock with a value of $1,452,000 in exchange for 1,172 shares of Series I Preferred Stock with a value of $1,172,000, a placement fee of $250,000 and settlement expense of $30,000.

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations Fonix Corporation (“the Company”), a communications and technology company based in Salt Lake City, Utah, provides integrated telecommunications services through Fonix Telecom, Inc.(“Fonix Telecom”) and LecStar Telecom, Inc. and value-added speech technologies through Fonix Speech, Inc (“Fonix Speech”). On February 24, 2004, the Company completed its acquisition of all of the capital stock of LTEL Holdings Corporation (“LTEL”) and its wholly owned subsidiaries, LecStar Telecom, Inc. and LecStar DataNet, Inc. (collectively “LecStar”).

Through Fonix Speech, the Company delivers speech interface development tools, solutions and applications (the “Speech Products”) that empower people to interact conversationally with information systems and devices. The Speech Products are based on the Company’s speech-enabling technologies, which include text-to-speech (“TTS”) and proprietary neural network-based automatic speech recognition (“ASR”). ASR and TTS technologies are sometimes collectively referred to in this report as “Core Technologies.” The Company has received various patents for certain elements of its Core Technologies and has filed applications for other patents covering various aspects of its technologies. The Company’s Speech Products enhance user productivity, ease of use and efficiency in a broad range of market segments, including mobile and wireless devices; entertainment game consoles; electronic devices for assistive, language learning, robots and appliances; computer telephony and server applications. Revenues for Fonix Speech are generated through licensing of speech-enabling technologies, royalty payments for the use of the Company’s technologies, maintenance contracts and services.

Through Fonix Telecom, the Company offers next-generation telecommunications products and services, including voice over Internet protocol (“VoIP”) and Broadband over Power Lines (“BPL”) through partner channels and product groups. Fonix Telecom also provides resell telecommunication services and products through its interconnection agreements with major incumbent carriers. Fonix Telecom is currently licensed to re-sell traditional telecommunication services and products in Georgia, Florida, North Carolina and South Carolina. Revenues for Fonix Telecom are generated through providing telecommunications services.

Through LecStar, the Company provides a full array of wireline voice, data, long distance and Internet telephone services utilizing traditional lines. LecStar Telecom, Inc., is certified by the Federal Communications Commission in nine states—Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee—as a competitive local exchange carrier (“CLEC”) to provide regulated local, long distance and international telecommunications services. LecStar serves small to medium-sized businesses and residential customers with a balanced focus on high-density metropolitan areas and under-served smaller communities. Services are offered at moderate discounts off BellSouth prices and are delivered through the cost-effective use of LecStar’s network facilities, Unbundled Network Elements (“UNEs”), and/or resold via services acquired through wholesale agreements with BellSouth and other carriers. LecStar’s provisioning systems are electronically interfaced with BellSouth, enabling the efficient ordering of services in real-time.

Business Condition - For the years ended December 31, 2005, 2004 and 2003, the Company generated revenues of $16,191,000, $14,902,000 and $2,384,000, respectively; incurred net losses of $22,631,000, $15,148,000 and $13,543,000, respectively, and had negative cash flows from operating activities of $7,829,000, $13,051,000 and $9,243,000, respectively. As of December 31, 2005, the Company had an accumulated deficit of $250,521,000, negative working capital of $19,004,000, accrued liabilities and accrued legal settlement obligation of $10,214,000, accounts payable of $6,770,000 and current portion of notes payable of $2,333,000. The Company expects to continue to incur significant losses and negative cash flows from operating activities through December 31, 2007, primarily due to expenditure requirements associated with continued marketing and development of its speech-enabling technologies, further developing its telecommunications services business and from recent negative changes in federal regulations that may discontinue the Company’s ability to provide unbundled network elements (the “UNE-P platform”) to its telecommunications customers.

The Company’s cash resources, limited to collections from customers, draws on the Seventh Equity Line and loans, have not been sufficient to cover operating expenses. As a result, some payments to vendors have been delayed. As of the date of this report, the Company had not been declared in default under the terms of any material agreements.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 20- to 50-percent-owned affiliates are accounted for using the equity method (see Note 5).

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

Fair Value of Financial Instruments - The carrying values of the Company’s liabilities approximate their fair values. The estimated fair values have been determined using appropriate market information and valuation methodologies. The carrying values of the accrued settlement obligation and note payable approximate fair value because the stated or imputed interest rates approximate the Company’s borrowing rate.

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

Intangible Assets - The customer base, contracts and agreements and brand names are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. For intangible assets subject to amortization, an impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. Intangible assets deemed to have indefinite useful lives, primarily the LecStar brand name, were not amortized, were tested for impairment on a quarterly basis and impairment was recognized when the carrying amount was not recoverable or exceeded its fair value. The Company recorded a charge of $1,124,000 during the year ended December 31, 2003, to fully impair the carrying value of its speech related intangible assets. During the year ended December 31, 2004, the Company recorded an impairment loss on the intangible asset related to the contracts and agreements acquired of $738,000 based on estimated future cash flows. During the year ended December 31, 2005, the Company determined that the carrying value of the LecStar brand name was impaired, based on estimated future cash flows, and recorded a charge of $1,110,000 to fully impair the carrying value of the asset. During December 2005, the Company also determined that the intangible asset related to the LecStar customer base had become impaired due to decreased estimated future cash flows due to the overall cost increases as the Company no longer has the UNE-P platform to offer to its customers. The Company recorded an impairment charge of $2,236,000 in the accompanying financial statements.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Goodwill - Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs. The testing for impairment requires the determination of the fair value of the asset or entity to which the goodwill relates (the reporting unit). The fair value of a reporting unit is determined based upon a weighting of the quoted market price of the Company’s common stock and present value techniques based upon estimated future cash flows of the reporting unit, considering future revenues, operating costs, the risk-adjusted discount rate and other factors. Impairment is indicated if the fair value of the reporting unit is allocated to the assets and liabilities of that unit, with the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities assigned to the fair value of goodwill. The amount of impairment of goodwill is measured by the excess of the goodwill’s carrying value over its fair value.

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

For Fonix Speech, revenue of all types is recognized when acceptance of functionality, rights of return, and price protection are confirmed or can be reasonably estimated, as appropriate. Revenues from development and consulting services are recognized on a completed-contract basis when the services are completed and accepted by the customer. The completed-contract method is used because the Company’s contracts are typically either short-term in duration or the Company is unable to make reasonably dependable estimates of the costs of the contracts. Revenue for hardware units delivered is recognized when delivery is verified and collection assured.

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

For Fonix Telecom and LecStar, telecommunications revenue is comprised of two main components: (1) fees paid by business and residential subscribers of voice and data services and (2) carrier access fees. Subscriber revenues include monthly recurring charges, usage charges and non-recurring charges. Monthly recurring charges are flat monthly fees for local phone and data services. Usage charges, which primarily include long distance fees, are generally billed on a per-minute or per-call basis. Non-recurring charges are generally one-time charges for installation or changes to the subscriber’s service. Carrier access fees are paid to the Company by other telecommunications carriers as compensation for originating and terminating the carriers’ long distance traffic. Revenue from monthly recurring charges is recognized ratably over the period the local phone and data services are provided. Revenue from usage charges non-recurring charges and carrier access fees is recognized on the date the services are provided.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Deferred revenue as of December 31, 2005, consisted of the following:

Description	Criteria for Recognition	Amount
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 466,000
Telecom deferred revenue	Service provided for customer	457,000
Total deferred revenue		$ 923,000

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

During 2003, the Company modified its estimate of future cash flows to be provided by its software technology and determined that the carrying amount of the technology was in excess of future cash flows provided by the technology. Accordingly, the Company recorded a charge of $1,124,000 during the year ended December 31, 2003, to fully impair the carrying value of the speech software technology. $822,000 of the impairment was charged to cost of revenues and $302,000 was charged to operating expenses, based on the use of the software.

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2005, the Company has stock-based employee compensation plans, which are described more fully in Note 13. The Company accounts for the plans under the recognition method and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Interpretations. Under APB Opinion No. 25, compensation related to stock options, if any, is recognized by the amount that the option’s exercise price on the measurement date is below the fair value of the Company’s common stock, and amortized to expense over the vesting period. Compensation expense for stock awards or purchases, if any, is recognized by the amount that the award or purchase price on the measurement date is below the fair value of the Company’s common stock, and is recognized on the date of award or purchase. These accounting policies resulted in the Company not recognizing any stock-based employee compensation cost during the years ended December 31, 2005, 2004, or 2003. The effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to employee stock-based compensation is as follows:

Year Ended December 31,	2005	2004	2003
Net loss, as reported	$(22,631,000)	$(15,148,000)	$(13,543,000)
Add back: Total stock-based employee compensation	-	-	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(74,000)	(67,000)	(165,000)
Pro forma net loss	$(22,705,000)	$(15,215,000)	$(13,708,000)
Basic and diluted net loss per common share:
As reported	$(0.09)	$(0.21)	$(0.50)
Pro forma	(0.09)	(0.21)	(0.51)

Advertising Costs - Advertising costs are expensed when incurred. Total advertising expense was $80,000, $121,000 and $111,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. At December 31, 2005, 2004, and 2003, there were outstanding common stock equivalents to purchase or receive 97,634,670 shares, 22,708,797 shares and 11,849,261 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended December 31, 2005, 2004, and 2003:

	Years Ended December 31,
	2005		2004		2003
		Per		Per		Per
		Share		Share		Share
	Amount	Amount	Amount	Amount	Amount	Amount

Net loss	$(22,631,000)		$(15,148,000)		$(13,543,000)
Preferred stock dividends	(1,265,000)		(3,927,000)		-
Net loss attributable to common stockholders	$(23,896,000)	$(0.09)	$(19,075,000)	$(0.21)	$(13,543,000)	$(0.50)
Weighted-average common shares outstanding	261,894,849		89,795,728		26,894,005

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

Recently Enacted Accounting Standards

Inventory Costs - In November 2004, the FASB issued SFAS No. 151, Inventory Costs, which is an amendment of ARB No. 43. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production facilities. SFAS No. 151 will be effective for the Company beginning January 1, 2006 and resulting adjustments will be made on prospective basis. The Company does not anticipate that the adoption of this standard will have a significant impact on its business, results of operations or financial position.

Share Based Payment - In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision to SFAS No. 123. SFAS No. 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, SFAS No. 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

In accordance with the Securities and Exchange Commission’s Staff Accounting Bulleting 107, SFAS No. 123R is effective as of the beginning of the annual reporting period that begins after December 15, 2005. Under these guidelines, the company will adopt SFAS 123R as of January 1, 2006. The Company does not expect that the adoption of this standard will have a material impact on its future results of operations.

Accounting Changes and Error Corrections - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting a change in an accounting principle. Previously, most voluntary changes in accounting principle required recognition of a cumulative effect adjustment in the results of operations of the period of change. SFAS No. 154 requires retrospective application to prior periods unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements, such as SFAS No. 123R. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its business, results of operations, or financial position.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 2. ACQUISITIONS

LecStar Acquisition - On February 24, 2004, Fonix acquired all of the capital stock of LTEL Holdings Corporation (“LTEL”) and its wholly-owned subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc.(collectively “LecStar”). The results of LecStar's operations are included in the consolidated financial statements from February 24, 2004. Fonix acquired LecStar to provide Fonix with a recurring revenue stream, a growing customer base, new marketing channels for its Core Technologies and Speech Products, and to reduce the cost of capital.

In accordance with FAS No. 141, “Business Combinations,” the aggregate purchase price was $12,800,000 and consisted of the issuance of 7,036,802 shares of Class A common stock valued at $4,175,000 or $0.59 per share, 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock (the “Series H Preferred Stock”) with a stated value of $10,000 per share valued at $4,000,000, and a 5% $10,000,000 secured, six-year promissory note (the “Note”) valued at $4,624,000. The number of shares of Class A common stock issued under the terms of the purchase agreement was determined by dividing $3,000,000 by 90 percent of the average closing bid price of Fonix’s common stock for the first 30 of the 33 consecutive trading days immediately preceding the date certain regulatory approvals were deemed effective. Under the terms of the acquisition agreement, the number of Class A common shares was determinable on February 19, 2004. Accordingly, the value of the shares of Class A common stock was established, in accordance with SFAS No. 141, as the average market price of the Fonix common stock over the three-day period through February 19, 2004. The values of the Series H Preferred Stock and the Note were determined based on the estimated risk-adjusted cost of capital to Fonix at the date of the acquisition. The fair value of the Series H Preferred Stock was based on an imputed yield rate of 25 percent per annum and the discount on the Note of $5,376,000 was based on an imputed interest rate of 25 percent per annum.

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

Of the $18,500,000 of acquired intangible assets, $14,430,000 was assigned to the local telephone exchange customer base, with a 2.9-year weighted-average useful life; $2,960,000 was assigned to established marketing contracts and agreements with utility companies, with a 1.8-year estimated useful life and $1,110,000 was assigned to LecStar's brand name, which was determined to have an indefinite life and therefore was not subject to amortization. Total acquired intangible assets subject to amortization have a weighted-average useful life of approximately 2.7 years.

The following pro forma information is presented to reflect the operations of the Company and LecStar on a combined basis as if the acquisition of LecStar had been completed as of the beginning of the years ended December 31, 2004 and 2003, respectively:

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2004	2003
Revenues	$18,006,000	$9,753,000
Net Loss	$(16,648,000)	$(22,323,000)
Basic and diluted net loss per common share	$(0.18)	$(0.70)

NOTE 3. CONVERTIBLE NOTES RECEIVABLE

On December 1, 2001, the Company, as the lender, established a revolving line of credit and received a convertible promissory note from Unveil Technologies, Inc.(“Unveil”), that permitted Unveil to draw up to $2,000,000 for operations and other purposes. Unveil is a developer of natural language understanding solutions for customer resource management (“CRM”) applications. Fonix desired to obtain a license to Unveil’s CRM applications when completed and made the loan to Unveil to facilitate and expedite the development and commercialization of Unveil’s speech-enabled CRM software.

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

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Computer equipment and software	3 to 5 years
Furniture and fixtures	5 years

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are included in the consolidated statements of operations in the year of disposition. Depreciation expense was $285,000, $338,000 and $321,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Property and equipment consisted of the following at December 31, 2005 and 2004:

	2005	2004
Computer equipment	$2,145,000	$1,293,000
Software	253,000	246,000
Furniture and fixtures	143,000	162,000
	2,541,000	1,701,000
Less accumulated depreciation and amortization	(1,594,000)	(1,465,000)
Net Property and Equipment	$947,000	$236,000

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

Management determined that a 12 percent annual interest rate better reflected the risk characteristics of the Audium Note. Accordingly, interest was imputed at 12 percent and the Audium Note was recorded at its original present value of $303,000. For the year ended December 31, 2003, the Company recorded interest income of $43,000, including contractual and imputed interest.

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

Audium has incurred losses since the Company acquired the Audium Preferred Stock and as such, Audium does not have the ability to declare or pay preferred dividends on the Preferred Stock. The Company recognized losses for the year ended December 31, 2003 as follows:

Year Ended December 31, 2003
Company share of Audium net loss	$193,000
Amortization of difference between purchase price of Audium Preferred Stock and Company’s share of Audium’s net stockholders’ deficit	167,000
Total equity in loss of affiliate	$360,000

A summary of the results of Audium’s operations for the year ended December 31, 2003, and net assets as of December 31, 2003 is as follows:

2003
Net sales	$637,000
Loss from operations	(1,244,000)
Non-operating income	524,000
Net loss	(720,000)

Current assets	$241,000
Total assets	1,163,000
Current liabilities	1,569,000
Total liabilities	1,619,000
Net assets	$(456,000)

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

NOTE 6. GOODWILL AND INTANGIBLE ASSETS

Goodwill relates solely to our speech-enabling business segment. The carrying value of goodwill is assessed for impairment quarterly. That assessment resulted in no impairment and the carrying value of goodwill remained unchanged at $2,631,000 for the years ended December 31, 2005, 2004 and 2003. Goodwill is not subject to amortization. During 2002, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess the Company’s goodwill for impairment. The resulting appraisal indicated no impairment and goodwill was not considered impaired. The Company performed an internal valuation of goodwill at December 31, 2005, 2004 and 2003 based on the same factors used by Houlihan, and determined that the carrying value of goodwill was not impaired.

Intangible Assets - The components of other intangible assets at December 31, 2005, were as follows:

Gross Carrying Amount
Customer base - business	$2,611,000
Customer base - residential	47,000
Total Amortizing Intangible Assets	2,658,000

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Customer base amortization was $5,202,000 and $4,334,000 for the years ended December 31, 2005 and 2004, respectively, and amortization related to contracts and agreements was $1,103,000 and $1,119,000 for the same periods, respectively. All amortization expense is charged to selling, general and administrative expense. During 2005, the Company recognized an impairment loss on the brand name asset acquired in connection with the LecStar acquisition of $1,110,000 based on the estimated future cash flows. During 2005, the Company recognized an impairment loss on the customer base acquired in connection with the LecStar acquisition of $2,236,000 based on estimated future cash flows. During 2004, the Company recognized an impairment loss on the contracts and agreements intangible asset acquired in connection with the LecStar acquisition of $738,000 based on estimated future cash flows.

Estimated aggregate future amortization expense for the succeeding three years ending December 31, is as follows:

2006	$1,400,000
2007	715,000
2008	543,000

Speech software technology amortization expense was $52,000, during the year ended December 31, 2003, and was charged to cost of revenues. The Company did not incur any amortization expense related to its speech software technology during the years ended December 31, 2005 or 2004. The costs of patents include direct costs incurred by the Company in applying for patents covering its internally developed speech software technologies.

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

NOTE 7. NOTES PAYABLE

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

On February 24, 2004 LecStar had an asset securitization facility of $750,000. Assets securitized under this facility consist of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana. LecStar has pledged its interest in the special purpose securitization facility, LecStar Telecom Ventures LLC, a wholly owned subsidiary of LTEL, and customer accounts receivable. The note bears an interest rate of 6.5% and is due on February 27, 2007, with 24 equal monthly installments which began on March 6, 2005. During 2005, the Company made principal payments of $213,000.

In connection with the acquisition of the capital stock of LTEL in 2004, the Company issued a 5%, $10,000,000, secured, six-year note payable to McCormack Avenue, Ltd. Under the terms of the note payable, quarterly interest- only payments were required through January 15, 2005, with quarterly principal and interest payments of $319,000 due beginning April 2005 and continuing through January 2010. Interest on the promissory note is payable in cash or, at the Company’s option, in shares of the Company’s Class A common stock. The note is secured by the capital stock and all of the assets of LTEL and its subsidiaries. The note was valued at $4,624,000 based on an imputed interest rate of 25 percent per annum. The note has a mandatory prepayment clause wherein the Company is required to make prepayments in any given month where the Company receives net proceeds in excess of $900,000 from the Fifth Equity Line (or replacements thereof with the Equity Line Investor). The required prepayment is calculated by multiplying the net proceeds received over $900,000 by 33%. For the year ended December 31, 2004, the Company made mandatory prepayments on the note of $415,000. During 2005, the Company made mandatory prepayments of $102,000.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

During the year ended December 31, 2004, the Company made scheduled interest only payments of $175,000, and issued 833,334 shares of the Company’s Class A common stock in satisfaction of the September 30, 2004 required interest-only payment of $125,000. The Company also elected to make the December 31, 2004, payment in stock and issued 655,162 shares of the Company’s Class A common stock in connection with this payment subsequent to December 31, 2004 in satisfaction of the December 31, 2004 required interest only payment of $124,000. During 2005, the Company elected to make all principal and interest payments in shares of its Class A common stock and issued 29,417,578 shares. These shares were issued in payment of $750,000 of principal, plus accrued interest on the note. The discount on the note is based on an imputed interest rate of 25%. The carrying amount of the note of $4,710,000 at December 31, 2005, was net of unamortized discount of $4,023,000.

During the fourth quarter of 2005, the Company entered into two promissory notes with an unrelated third party in the aggregate amount of $650,000. These notes accrue interest at 10% annually and are due and payable during the second quarter of 2006.

The following schedule summarizes the Company’s current debt obligations and respective balances at December 31, 2005 and 2004:

Notes Payable	2005	2004

5% Note payable to a company, $8,733,000 and $9,584,000 face amount, respectively, due in quarterly installments of $319,000, matures January 2010, less unamortized discount based on interest imputed at 25% of $4,023,000 and $4,762,000, respectively	$4,710,000	$4,822,000

Note payable to a company, interest at 10%, matures May 2006	350,000	--

Note payable to a company, interest at 10%, matures June 2006	300,000	--

Note payable to a company, due in monthly installments of $23,000, interest at 6.5%, matures January 2008, collateralized by trade accounts receivable	537,000	750,000

Note payable to related parties, interest at 5%, matures December 2005	--	78,000

Note payable to related parties, interest at 12%, matures March 2006, secured by intellectual property rights	486,000	435,000

Total notes payable	6,383,000	6,085,000

Less current maturities	(2,333,000)	(727,000)

Long-Term Note Payable	$4,050,000	$5,358,000

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table shows the schedule of principal payments under notes payable and related party notes payable as of December 31, 2005:

Year ending December 31,	Payments
2006	$2,333,000
2007	201,000
2008	255,000
2009	328,000
2010	3,266,000
Thereafter	--
$6,383,000

NOTE 8. RELATED-PARTY NOTES PAYABLE

During 2002, two executive officers of the Company (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to the Company under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in Company operations. The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003. The Company and the Lenders have agreed to postpone the maturity date on several occasions. The note is presently due March 31, 2006. All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company at any time. The conversion price was the average closing bid price of the shares at the time of the advances. To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, the Company made a principal payment of $26,000 against the outstanding balance of the promissory note. During 2004, the Company entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between the Company and the note holders. The Company classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004. The Company made principal payments against the note of $254,000 during the year ended December 31, 2004. During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note. The balance due at December 31, 2005 was $486,000.

The aggregate advances of $486,000 are secured by the Company’s intellectual property rights. As of December 31, 2005, the Lenders had not converted any of the outstanding balance or interest into common stock.

NOTE 9. SERIES D CONVERTIBLE DEBENTURES

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

In March 2004, the Company discovered that during 2003 an aggregate of 2,277,777 shares of Class A common stock (the "Unauthorized Shares") were improperly transferred to the Debenture holder as a result of (i) the unauthorized release from escrow of the Collateral Shares (net of the Released Shares), and (ii) the transfer to the Debenture holder of a duplicate certificate for 194,445 shares where the original certificate was not returned to the transfer agent for cancellation. The Unauthorized Shares were, therefore, in excess of the shares the Debenture holder was entitled to receive. No consideration was paid to or received by the Company for the Unauthorized Shares during 2003; therefore, the Unauthorized Shares were not recognized as being validly issued during 2003.

Upon discovering in March 2004 that the Unauthorized Shares had been improperly transferred to the Debenture holder, the Company attempted to settle the matter with the Debenture holder but was unable to reach a settlement. Accordingly, on May 3, 2004, the Company filed a lawsuit against the Debenture holder, alleging the improper transfer to and subsequent sale of the Unauthorized Shares by the Debenture holder. The lawsuit was subsequently dismissed without prejudice and refiled on October 12, 2004. The complaint sought (i) a declaratory judgment that the Company may set off the fair value of the Unauthorized Shares against the value owed to the Debenture holder in connection with the Series I Preferred Stock transaction (ii) judgment against the Debenture holder for the fair value of the Unauthorized Shares, and (iii) punitive damages from the Debenture holder for improper conversion of the Unauthorized Shares.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

In September 2005, the Company settled the three pending lawsuits between Fonix and Breckenridge. Details relating to the terms of the settlement are set forth below in Note 10 below.

NOTE 10. PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock - At December 31, 2005, there were 166,667 shares of Series A convertible preferred stock outstanding. Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock. At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock. In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of Class A common stock for each share of Series A convertible preferred stock.

Series H Preferred Stock - The Company issued 2,000 shares of 5% Series H nonvoting, nonconvertible Preferred Stock on February 24, 2004 in connection with the acquisition of LTEL. Dividends on the $10,000,000 stated value of the outstanding Series H Preferred Stock are payable at the rate of 5% per annum as and when declared by the Board of Directors. The annual dividend requirement is $1,000,000. If dividends are declared on Fonix's common stock, as a condition of that dividend, Fonix is required to pay three percent of the aggregate amount of such dividend to the Series H Preferred Stock. Dividends on the Series H Preferred Stock are payable in cash or, at the option of Fonix, in shares of Class A common stock.

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

Series I Convertible Preferred Stock - On October 24, 2003, the Company entered into a private placement of shares of its Class A common stock with The Breckenridge Fund, LLC, a New York limited liability company (“Breckenridge”). Under the terms of the private placement, the Company agreed to issue 1,043,478 shares of its Class A common stock to Breckenridge for $240,000 (the “Private Placement Funds”).

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Following negotiations with Breckenridge, on January 29, 2004, the Company issued to Breckenridge 3,250 shares of 8% Series I Convertible Preferred Stock (the “Series I Preferred Stock”), for an aggregate purchase price of $3,250,000, including the Private Placement Funds which the Company had already received. The Preferred Stock was issued under a purchase agreement dated as of December 31, 2003. The Series I Preferred Stock had a stated value of $1,000 per share.

In connection with the offering of the Series I Preferred Stock, the Company also issued to Breckenridge warrants to purchase up to 965,839 shares of the Company’s Class A common stock at $0.50 per share through December 31, 2008, and issued 2,414,596 shares of our Class A common stock.

The Series I Preferred Stock entitled Breckenridge to receive dividends in an amount equal to 8% of the then-outstanding shares of Preferred Stock. The dividends were payable in cash or shares of the Company’s Class A common stock, at the Company’s option.

On September 27, 2005, the Company agreed with Breckenridge to settle and discontinue the pending legal actions with Breckenridge. The three actions pending in the Supreme Court of New York, Nassau County, involved (i) the Company’s claims against Breckenridge for the improper transfer to and subsequent sale of shares of the Company’s common stock by Breckenridge; (ii) Breckenridge’s claims against the Company for failure to honor conversion notices or properly issue shares upon conversion of the Series I Preferred Stock by Breckenridge; and (iii) Breckenridge’s claims that the Company breached agreements in connection with the Series I Preferred Stock, and that pursuant to a security agreement, Breckenridge was entitled to damages and possession of the pledged collateral (collectively, the “Breckenridge Lawsuits”).

Pursuant to the settlement of the Breckenridge Lawsuits, the Company entered into a Mutual Release of Claims Agreement (the “Mutual Release”), pursuant to which the Company and Breckenridge agreed to settle and dismiss the Breckenridge Lawsuits, and to release any and all claims against each other relating to any prior transactions between the Company and Breckenridge. Pursuant to the Mutual Release, Breckenridge agreed to assign the remaining shares of Series I Preferred to Southridge Partners, LP, to release its security interest in the Company’s intellectual property, and to stipulate to the discontinuance with prejudice of the Breckenridge Lawsuits. The Company agreed to the release of the 2,777,777 Unauthorized Shares of Class A common stock that occurred in March 2004, which shares were valued at $73,000 and recognized as a legal settlement expense, and to pay to Breckenridge installment payments (the “Periodic Payments”) consisting of monthly payments of $130,000 from November 2005 through April 2006, and monthly payments of $165,000 from May 2006 through December 2006, as well as approximately $397,000 which the Company had previously paid into an escrow account in connection with the Breckenridge Lawsuits.

The Company also entered into an agreement with Breckenridge and Southridge Partners, LP (“Southridge”) whereby Breckenridge agreed to assign to Southridge all remaining shares of the Company’s Series I Preferred, consisting of approximately 1,172 shares, together with all of Breckenridge’s rights, interests, duties, and obligations which Breckenridge received in connection with the purchase from the Company of the Series I Preferred Stock. Southridge paid approximately $1,203,000 for Breckenridge’s rights to the Series I Preferred Stock and accepted the assignment of the shares of Series I Preferred Stock and all assigned rights, interests, duties, and obligations, and we consented to the assignment.

Southridge is not affiliated with Fonix Corporation or its subsidiaries. Southridge Partners, LP, is an entity managed by Southridge Capital Management.

The effect of the Assignment Agreement was to terminate the Company’s rights, duties, and obligations relating to the Series I Preferred Stock with respect to Breckenridge, and to enter into a new agreement relating to such rights, duties, and obligations with Southridge.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Additionally, the Company entered into a Security Agreement with Breckenridge relating to certain of our obligations in connection with the agreement with Breckenridge to discontinue the Breckenridge Lawsuits. Pursuant to the settlement agreement between the parties, the Company is required to make the Periodic Payments to Breckenridge. To secure those payments, the Company granted to Breckenridge a security interest in the proceeds that it receives in connection with draws on the Seventh Equity Line of Credit and any subsequent equity line-type financings in the event that we do not make a Periodic Payment when due. Specifically, the Company granted to Breckenridge the right to receive proceeds from our draws on the Seventh Equity Line and any subsequent equity line-type financings to the extent that we do not make a payment as required and after the applicable grace period or cure period has run. With respect to future equity line-type financings, the Company agreed to include in the documentation of such financings provisions granting to Breckenridge the right to make draws and to receive funds directly from the equity line provider in the event that we fail to make a payment as required, and then only to the extent of the amount of the payment.

For the year ended December 31, 2004, the Company issued 8,435,869 shares of the Company’s Class A common stock in response to conversion requests for 1,000 shares of Series I Preferred Stock. For the year ended December 31, 2005, the Company issued 18,482,083 shares of the Company’s Class A common stock in response to conversion request for 1,078 shares of Series I Preferred Stock. As of December 31, 2005, there were 0 shares of Series I Preferred Stock outstanding.

Series J Preferred Stock - On October 6, 2005, the Company entered into a Series J 5% Convertible Preferred Stock Exchange Agreement (the "Exchange Agreement") with Southridge Partners, LP ("Southridge"), a Delaware limited partnership. Pursuant to the Exchange Agreement, Southridge exchanged all of the shares of Series I Preferred Stock that it acquired from Breckenridge, for 1,452 shares of the Company's Series J 5% Convertible Preferred Stock (the "Series J Preferred Stock").

Because the shares of Series J were issued in exchange for the remaining outstanding shares of Series I Preferred Stock, we did not receive any proceeds in connection with the issuance of the Series J Preferred Stock. The Company issued 1,452 shares of Series J Preferred Stock in exchange for 1,172 shares of Series I Preferred Stock. Of the 280 additional shares that were issued to Southridge, 250 were issued as a placement fee and were accounted for in the selling, general and administrative expense in the accompanying financial statements. The remaining 30 shares were issued as additional litigation expense and were accounted for as legal settlement expense.

The Series J Preferred Stock entitles Southridge to receive dividends in an amount equal to 5% of the then-outstanding balance of shares of Series J Preferred Stock. The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option. The aggregation liquidation preference at December 31, 2005 was $1,359,000.

The Series J Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price which shall be 90% of the average of the two (2) lowest closing bid prices for the twenty-day trading period prior to the conversion date. Through December 31, 2005, the Company issued 3,795,918 shares of Class A common stock upon conversion of 93 shares of Series J Preferred Stock.

Redemption of the Series J Preferred Stock, whether at our option or that of Southridge, requires us to pay, as a redemption price, the stated value of the outstanding shares of Series J Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

For the year ended December 31, 2005, the Company issued 3,795,918 shares of its Class A common stock upon conversion of 93 shares of its Series J Preferred Stock.

Series K Preferred Stock - On February 3, 2006, the Company’s Board of Directors approved the designation and issuance of Series K 5% Convertible Preferred Stock (the “Series K Preferred Stock”). The Series K Preferred Stock entitles the holder to receive dividends in an amount equal to 5% of the stated value of the then-outstanding balance of shares of Series K Preferred Stock. The dividends are payable in cash or shares of the Company’s Class A common stock, at the Company’s option.

The Series K Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price of $0.01 per share.

Redemption of the Series K Preferred Stock, whether at the Company’s option or that of Southridge, requires the Company to pay, as a redemption price, the stated value of the outstanding shares of Series K Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

In connection with the issuance of the Series K Preferred Stock, the Company filed with the State of Delaware a Certificate of Designation and Series K 5% Convertible Stock Terms (the “Series K Terms”), which become a part of the Company’s Certificate of Incorporation, as amended.

Subsequent to filing, but prior to the issuance of any shares of Series K Preferred Stock, the Company agreed with Southridge to amend the Series K Terms to put a conversion cap of 1.0%, in lieu of a 4.99% conversion cap. The Company and Southridge entered into an Amended and Restated Series K 5% Convertible Preferred Stock Exchange Agreement, with the only change being the change in the conversion cap. The Company filed the amended Series K Terms with the Delaware Secretary of State.

NOTE 11. EQUITY LINES OF CREDIT

Third Equity Line of Credit - In June 2002, the Company entered into an equity line agreement (the “Third Equity Line”) with a private investor (the “Equity Line Investor”). Under the Third Equity Line, the Company had the right to draw up to $20,000,000 from the Equity Line Investor through a mechanism of draws and puts of stock. The company was entitled to draw funds and to “put” to the Equity Line Investor shares of the Company’s Class A common stock in lieu of repayment of the draw.

For the year ended December 31, 2003, the Company received $2,625,000 in funds drawn under the Third Equity Line, less commissions and fees of $62,000. The Company issued 5,000,000 shares of Class A common stock as puts under the Third Equity Line to the Equity Line Investor, totaling $2,564,000.

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

For the year ended December 31, 2003, the Company received $7,382,000 in funds and a subscription receivable of $245,000 drawn under the Fifth Equity Line, less commissions and fees of $291,000. The Company and issued 25,494,145 shares of Class A common stock to the Equity Line Investor as puts under the Fifth Equity Line, totaling $7,367,000.

For the year ended December 31, 2004 the Company received $12,618,000 in funds drawn under the Fifth Equity Line, less commissions and fees of $413,000. The Company issued 54,768,198 shares of Class A common stock to the Equity Line Investor as puts under the Fifth Equity Line, totaling $11,337,000.

The Company issued 5,480,405 shares of Class A common stock to the Equity Line Investor in full satisfaction of an outstanding put under the Fifth Equity Line totaling $655,000 during the first quarter of 2005.

Sixth Equity Line of Credit - On November 15, 2004, the Company entered into a sixth private equity line agreement (the “Sixth Equity Line Agreement”) with the Equity Line Investor, on terms substantially similar to those of the previous equity lines. Under the Sixth Equity Line Agreement, the Company has the right to draw up to $20,000,000 against an equity line of credit (“the Sixth Equity Line”) from the Equity Line Investor. The Company is entitled under the Sixth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of the Company’s Class A common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of the Company’s Class A common stock over the ten trading days after the put notice is tendered. The Equity Line Investor is required under the Sixth Equity Line Agreement to tender the funds requested by the Company within two trading days after the ten-trading-day period used to determine the market price.

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

For the year ended December 31, 2005, the Company received $4,263,000 in funds drawn under the Sixth Equity Line, less commissions and fees of $141,000. The Company issued 75,000,000 shares of Class A common stock to the Equity Line Investor as puts under the Sixth Equity Line, totaling $4,138,000.

Seventh Equity Line of Credit - On May 27, 2005, the Company entered into a seventh private equity line agreement (the "Seventh Equity Line Agreement") with the Equity Line Investor, on terms substantially similar to those of the Sixth Equity Line between Queen and us dated November 15, 2004.

Under the Seventh Equity Line Agreement, the Company has the right to draw up to $20,000,000 against an equity line of credit (the "Seventh Equity Line") from the Equity Line Investor. The Company is entitled under the Seventh Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of the Company's Class A common stock in lieu of repayment of the draw. The Company is limited as to the amount of shares we may put to the Equity Line Investor in connection with each put; the Company may not put shares which would cause the Equity Line Investor to own more than 4.99% of its outstanding common stock on the date of the put notice. The number of shares to be issued in connection with each draw is determined by dividing the amount of the draw by 93% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice is tendered. The Equity Line Investor is required under the Seventh Equity Line Agreement to tender the funds requested by the Company within two trading days after the ten-trading-day period used to determine the market price.

Pursuant to the Seventh Equity Line Agreement, the Company granted to the Equity Line Investor a right of first refusal (the “Refusal Right”) with respect to additional financing transactions. Under the Refusal Right, for a period of 180 days after the effective date of a registration statement filed to register resales by the Equity Line Investor, the Company may not offer or sell, with certain exceptions, shares of our common stock in a financing transaction without first offering that financing transaction to the Equity Line Investor. The Equity Line Investor then has the right to choose to offer financing to the Company on the same terms or to allow us to proceed with the financing transaction with other investors.

In connection with the Seventh Equity Line Agreement, the Company entered into an agreement with the Equity Line Investor to terminate all previous equity lines, and cease further draws or issuances of shares in connection with all previous equity lines. As such, as of the date of this report, the only active equity line of credit was the Seventh Equity Line.

Also in connection with the Seventh Equity Line Agreement, the Company granted registration rights to the Equity Line Investor and has filed two registration statements which cover the resales of the shares to be issued under the Seventh Equity Line. All of the shares registered by the first registration statement had been sold as of October 24, 2005. The second registration statement filed in connection with the Seventh Equity Line was declared effective by the SEC on February 13, 2006.

For the year ended December 31, 2005, the Company received $3,127,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $106,000. The Company issued 100,000,000 shares of Class A common stock to the Equity Line Investor as puts under the Seventh Equity Line totaling $3,034,000.

NOTE 12. COMMON STOCK AND COMMON STOCK SUBJECT TO REDEMPTION

Reverse Stock Split - On March 24, 2003, the Company’s shareholders approved a one-for-forty reverse stock split to its outstanding Class A common stock and common stock options and warrants. The number of shares of Class A common stock and common stock options and warrants in the accompanying consolidated financial statements have been restated for the effects of the stock split for all periods presented.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Common Stock - During 2005, the Company issued 261,157,897 shares of Class A common stock. Of such shares, 180,480,405 were issued upon conversion of draws on the equity lines, 29,417,578 were issued in payment of principal and interest on long-term debt, 27,275,299 were issued in payment of dividends on Series H Preferred Stock, 18,482,083 were issued in connection with conversions of Series I Preferred Stock, 3,795,918 were issued in connection with conversions of Series J Preferred Stock and 2,277,777 were issued in connection with legal settlement.

During 2004, the Company issued 76,870,383 shares of Class A common stock. Of such shares, 54,768,198 were issued upon conversion of draws on the equity lines, 10,850,465 were issued in connection with the issuance and conversion of Series I Preferred Stock, 7,036,802 were issued in connection with the LecStar acquisition, 1,713,423 were issued as payment for services rendered, 1,666,667 were issued in payment of dividends on Series H Preferred Stock, 833,334 were issued as payment of interest on long-term debt and 1,494 were issued due to converting fractional shares in connection with the Company’s reverse stock split.

During 2003, the Company issued 42,023,454 shares of Class A common stock. Of such shares, 30,494,145 were issued upon conversion of draws on the equity lines, 11,524,390 were issued in connection with the Company’s Series D Debentures and 4,919 were issued due to converting fractional shares in connection with the Company’s reverse stock split.

NOTE 13. STOCK OPTIONS AND WARRANTS

Common Stock Options - In 1998, the Company’s board of directors and shareholders approved the 1998 Stock Option and Incentive Plan (“the “1998 Plan”) for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance was 250,000. The Company subsequently determined that it had issued 253,581 options in excess of the aggregate number authorized under the plan. In 2004, the Company’s board of directors approved an increase in the number of shares under the Plan from 250,000 to 550,000 to cover the additional options issued. In November 2004, the Board of Directors again amended the 1998 Plan to increase the aggregate number of shares under the 1998 Plan from 550,000 to 20,000,000. The purpose of this amendment is to cover any additional issuances of shares made in excess of the number authorized under the 1998 Plan and to enable the Company to issue additional incentive stock options to key employees and non-qualified stock options, stock appreciation rights, cash and stock bonuses and other incentive grants to directors, employees and certain non-employees who have important relationships with the Company or its subsidiaries. At a meeting of shareholders held on December 30, 2004, the amendments to the 1998 Plan were approved. As of December 31, 2005, there were 18,668,795 shares available for grant under this plan.

In 1997, the Company’s board of directors approved the 1997 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance is 187,500. As of December 31, 2005, there were 187,500 shares available for grant under this plan.

In 1996, the Company’s board of directors and shareholders approved the 1996 Directors’ Stock Option Plan, under which the aggregate number of shares of Class A common stock authorized for issuance is 135,000. The plan provides that each director shall receive options to purchase 5,000 shares of Class A common stock for services rendered as a director during each entire calendar year or portion of a calendar year in excess of six months. The exercise price of such options is the closing market price of the Class A common stock on the date the options are granted. The option term is 10 years from date of grant. As of December 31, 2005, shares available for grant under this plan were 135,000.

In 1996, the Company’s board of directors approved a Long-Term Stock Investment and Incentive Plan for officers, key employees and other persons acting on behalf of the Company under which the aggregate number of shares authorized for issuance is 22,500. The exercise price of these options is the closing market price of the Class A common stock on the date the options are granted. The term of the plan is 10 years and options are subject to a three-year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised each year. As of December 31, 2005, shares available for grant under this plan were 22,500.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

On January 19, 2005 the Company entered into an option exchange program with its employees, wherein the Company gave eligible Fonix employees the opportunity to exchange outstanding stock options for the same number of new options to be issued at least six months and one day from the expiration of the offer. As a result of the option exchange program, the Company cancelled 414,450 options to purchase shares of our Class A common stock effective February 22, 2005. On August 23, 2005 the Company granted 414,450 options to employees participating in the option exchange program at $0.04 per share.

During 2005, the Company granted options to purchase 746,505 shares of Class A common stock in addition to the option granted in connection with the option exchange program described above. The options were granted at exercise prices ranging from $0.04 to $0.12. All options were granted at the quoted market price on the date of grant. All options granted vest over three years following issuance. If not exercised, all options expire within ten years from the date of grant.

During 2004, the Company granted options to purchase 110,600 shares of Class A common stock at exercise prices ranging from $0.21 to $0.37. All options were granted at the quoted market price at the date of grant. All options granted vest over three years following issuance. If not exercised, all options expire within ten years from the date of grant.

A summary of options granted under the Company’s various stock option plans for the years ended December 31, 2005, 2004 and 2003 is presented below:

	2005		2004		2003
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of the year	818,920	$42.42	808,901	$41.41	634,652	$65.60
Granted	1,160,955	0.09	110,600	0.33	261,125	0.22
Exercised	-	-	-	-	-	-
Forfeited	(647,810)	59.11	(100,581)	37.44	(86,876)	37.27
Outstanding at end of the year	1,331,205	0.13	818,920	42.24	808,901	41.41
Exercisable at the end of the year	635,303	$0.13	552,204	$62.09	461,850	$81.73

A summary of options outstanding and options exercisable under the Company’s various stock option plans at December 31, 2005 is presented below:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.04	452,855	4.2 years	$0.04	449,521	$0.04
0.12	577,500	9.1 years	0.12	--	--
0.21 - 0.37	297,600	8.4 years	0.22	182,532	0.22
3.60 - 61.24	3,250	5.7 years	7.85	3,250	7.85
$ 0.04 - 61.24	1,331,205	7.2 years	0.13	635,303	0.13

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The weighted average fair value of options granted during the years ended December 31, 2005, 2004, and 2003 were $0.09, $0.30 and $0.19 per share, respectively.

The fair value of options and warrants is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during 2005, 2004, and 2003:

	2005	2004	2003
Risk-free interest rate	3.75%	4.02%	3.39%
Expected dividend yield	0.0%	0.0%	0.0%
Expected exercise lives	5 years	5 years	5 years
Expected volatility	143%	144%	134%

The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change the estimated fair value amounts could be significantly different.

Warrants - A summary of warrants granted by the Company during the years ended December 31, 2005, 2004, and 2003 is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	980,389	$1.10	46,250	$23.51	51,250	$25.60
Granted	—	—	965,389	0.51	—	—
Forfeited	(965,389)	0.51	(31,250)	15.60	(5,000)	45.00
Outstanding at end of the year	15,000	40.00	980,389	1.10	46,250	23.51
Exercisable at end of the year	15,000	40.00	980,389	1.10	46,250	23.51

NOTE 14. RELATED-PARTY TRANSACTIONS

SCC Asset Management, Inc.- SCC Asset Management, Inc.(“SCC”), formerly Studdert Companies Corp., is a Utah corporation that previously provided investment and management services to the Company. Two of the officers, directors and owners of SCC are directors and executive officers of the Company. A third officer, director and owner of SCC is a former director and executive officer of the Company. The Company rented office space under subleased office space from SCC. Payments under the leases were guaranteed by three officers, owners and directors of SCC noted above. The sublease required monthly payments of $10,000. Expenses relating to the sublease amounted to $137,000 in 2002. During October 2002, the Company assumed SCC’s lease obligation. The leases were terminated effective February 2003. On March 18, 2003, the Company executed a promissory note with Zions Securities, the lessor, in the amount of $114,000 covering outstanding lease payments.

Other Transactions - The secretary of the Company is a partner in a law firm that the Company uses to provide legal services. During 2005, 2004 and 2003, the Company incurred expenses of approximately $533,000, $604,000 and $538,000, respectively, to the law firm for services provided to the Company.

NOTE 15. INCOME TAXES

At December 31, 2005 and 2004, net deferred income tax assets, before considering the valuation allowance, totaled $57,158,000 and $52,361,000, respectively. The amount and ultimate realization of the benefits from the deferred income tax assets are dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. The net change in the valuation allowance was an increase of $8,249,000 for 2005, a decrease of $1,748,000 for 2004 and an increase of $4,949,000 for 2003.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

At December 31, 2005, the Company has unused federal net operating loss carryforwards available of approximately $127,731,000 and unused state net operating loss carryforwards of approximately $119,011,000 which may be applied against future taxable income, if any, and which expire in various years from 2011 through 2024. The Internal Revenue Code contains provisions which likely will reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. The Company has not performed an analysis to determine whether any such limitations have occurred.

The temporary differences and carryforwards which give rise to the deferred income tax assets as of December 31, 2005 and 2004 are as follows:

Deferred income tax assets:	2005	2004
Net operating loss carryforwards:
Federal	$47,041,000	$42,140,000
State	4,278,000	3,802,000
Research expenditures credits	2,462,000	2,438,000
Accrued liabilities	70,000	124,000
Deferred revenues	344,000	367,000
Amortization of intangible assets	2,963,000	3,490,000
Total deferred income tax assets	57,158,000	52,361,000
Valuation allowance	(56,126,000)	(47,697,000)
Deferred income tax liability - intangible telecommunications assets	(1,032,000)	(4,664,000)
Net deferred income tax assets	$-	$-

A reconciliation of income taxes at the federal statutory rate to the Company’s effective rate is as follows:

	Year Ended December 31,
	2005	2004	2003
Federal statutory income tax rate	34.0%	34.0%	34.0%
State and local income tax rate, net of federal benefit	3.3	3.3	3.3
Non-deductible items	(0.5)	(0.5)	(0.5)
Valuation allowance	(37.2)	(37.2)	(37.2)
Effective income tax rate	0.0%	0.0%	0.0%

NOTE 16. COMMITMENTS AND CONTINGENCIES

U.S. Department of Labor Settlement Agreement - On March 5, 2003, the Company entered into a settlement agreement with the U.S. Department of Labor relating to back wages owed to former and current employees during 2002. Under the agreement the Company agreed to pay an aggregate of $4,755,000 to certain former and current employees in twenty-four installment payments. The first installment payment was due May 1, 2003. The Company completed the required payments under the agreement during 2005.

Executive Employment Agreements - The Company has employment agreements with two executive officers that were initiated November 1, 1996 and amended effective January 31, 2000 to extend the term of the agreements and reduce the base compensation. The current annual base salary for each executive officer is $309,400. During 2002, the executive officers agreed to accept reduced cash compensation pursuant to the Company’s 2002 Employee Compensation Plan. The current expiration date of the agreements is December 31, 2010.

Fonix Corporation and Subsidiaries
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

At expiration, one of the agreements was extended to December 31, 2003. The minimum annual salary required by this agreement total $150,000. The executive employees are also entitled to other normal benefits extended to executives and employees of the Company. In the event that, during the contract term, both a change of control occurs and, within six months after such change in control was to occurs, the executive officers’ services are terminated by the Company for any reason other than cause, death or retirement, the executive officers shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within 30 days of termination. The agreements contain non-disclosure, confidentiality, non-solicitation and non-competition clauses. Under the terms of the non-competition clause, each executive has agreed that for a period of 18 months after the termination of his employment with the Company the executive will not engage in any capacity in a business which competes with or may compete with the Company.

Operating Lease Agreements - The Company leases certain facilities and equipment used in its operations. The amounts of commitments for non-cancelable operating leases in effect at December 31, 2005, were as follows:

Year ending December 31,
2006	$715,000
2007	681,000
2008	499,000
2009	324,000
2010	234,000
$2,453,000

The Company incurred rental expense, net of subleases, of $829,000, $827,000 and $603,000 during 2005, 2004 and 2003, respectively, related to these leases.

Forgiveness of Trade Payables and Accrued Interest - The Company negotiated reductions in amounts due various trade vendors amounting to $142,000 in 2005. During 2004, the Company negotiated reductions in amounts due to various trade vendors amounting to $518,000 and negotiated a release of an outstanding related party obligation of $1,143,000 that was accounted for as an increase in additional paid in capital for the Company. The Company negotiated reductions in amounts due various trade vendors amounting to $169,000 in 2003.

NOTE 17. LITIGATION

Grenfell Litigation - Two of the Company’s subsidiaries, LecStar Telecom and LecStar DataNet (collectively “LecStar”), are among the defendants who were sued in the Superior Court of Fulton County, State of Georgia, by James D. Grenfell, the former CFO of the former parent of LecStar. The suit was filed in December 2003. The plaintiff in that case alleged that he had an unpaid judgment in the amount of $1,015,000 plus interest against the former parent entities of LecStar and that the purpose of a transfer of the stock and business of LecStar in December 2002 was to avoid paying the judgment. The plaintiff sought a preliminary injunction prior to our acquisition of LecStar in February 2004. The Georgia state trial court denied the plaintiff's motion for injunctive relief. The plaintiff did not appeal. In September 2005, the plaintiff dismissed the action in Fulton County. In December 2005, the plaintiff reasserted his claim in the Superior Court of Cobb County, State of Georgia, and, in addition to LecStar, the plaintiff named Fonix and LTEL Holdings as defendants in the new lawsuit. Fonix is the sole shareholder of LTEL Acquisition Corporation which is the sole shareholder of LTEL Holdings. Among other things, the plaintiff is seeking an attachment of stock and assets of LecStar, to unwind the previous transfer of the stock and business of LecStar in December 2002, and for money damages.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Company and LecStar have only recently been served with the summons and complaint in the new lawsuit. As yet no answers or other responsive pleadings have been filed. The Company and LecStar intend to aggressively defend against these claims. No assessment currently can be made of the likelihood of an unfavorable outcome.

First Empire - Claims similar to the claims brought in the Grenfell litigation were also asserted by other plaintiffs in First Empire Corporation, et al., v. LecStar Corporation, et al., filed in the Superior Court of Fulton County, State of Georgia. In the third amended complaint filed in October 2005, the plaintiffs named W. Dale Smith, Chad Smith, Michael Britt, and LTEL Holdings Corporation as defendants. Messrs Smith and Britt are former officers and directors of the former parent of LecStar, and are presently employees of LecStar. LTEL Holdings was the sole shareholder of LecStar when acquired by the Company in February 2004. In the third amended complaint, the plaintiffs allege that Dale Smith breached his fiduciary duty to the former parent of LecStar by participating in the transaction in which the parent lost control of LecStar, that LTEL procured that alleged wrongful conduct from Smith, that the transaction in which the former parent lost control of LecStar was a fraudulent conveyance, and that a constructive trust should be imposed on LecStar for the benefits of the plaintiffs.

Messrs. Smith and Britt and LTEL have filed an answer in the litigation. Messrs. Smith and Britt and LTEL have not been involved in discovery in this litigation because the litigation is in the early stages. Nonetheless, the Company believes that the claims of the plaintiffs are without merit, and management intends to vigorously defend against the claims of the plaintiffs.

The principal Series H preferred stockholder has placed 300 shares of Series H Preferred Stock in escrow (the “Escrow Shares”) for a period of 12 months from the date of acquisition as protection with respect to breaches of representations and warranties of the LTEL selling stockholders, including any liability or payment that may arise from the above mentioned legal action. As a result of the filing of the First Empire Litigation, the Company has asserted a claim for breach of certain representations and warranties. To the Company’s knowledge, the Escrow Shares have not been released.

Greenwich Insurance Action - The Greenwich litigation is an action filed in the United States District Court for the Northern District of Georgia, in which Greenwich Insurance Company is seeking a declaratory judgment against the directors and officers of the former parent entity of LecStar and others. Greenwich seeks an order that it is not liable for coverage under its directors and officers’ liability policy for claims asserted in the First Empire litigation against several individuals who were officers and directors of LecStar, including W. Dale Smith, Michael Britt and Chad Smith, all of whom are currently employed by LecStar. Greenwich also seeks recovery of fees advanced to law firms on behalf of these individuals for defense costs associated with the First Empire litigation, which Greenwich claims are in excess of $100,000. LecStar Telecom has agreed to assume defense costs incurred on behalf of Messrs. Smith and Britt in the Greenwich litigation. No answers or other responsive pleadings have been filed. It is the intent of the Company to aggressively defend against the plaintiff’s claims. However, Messrs. Smith and Britt may experience exposure to the loss of insurance coverage presently afforded under the policy of insurance provided by Greenwich. In that case, LecStar may have exposure for any liability associated with indemnity claims from the officers and directors arising from previously advanced and future defense costs, as well as the costs of defending the Greenwich claim itself.

Settlement of Breckenridge Lawsuits - On September 27, 2005, the Company agreed with The Breckenridge Fund, LLC (“Breckenridge”) to settle and discontinue the three pending legal actions between us and Breckenridge. The three actions pending in the Supreme Court of New York, Nassau County, involved (i) the Company’s claims against Breckenridge for the improper transfer to and subsequent sale of shares of the Company’s common stock by Breckenridge; (ii) Breckenridge’s claims against the Company for failure to honor conversion notices or properly issue shares upon conversion of the Company’s Series I 8% Convertible Preferred Stock (the “Series I Preferred”) by Breckenridge; and (iii) Breckenridge’s claims that the Company breached agreements in connection with the Series I Preferred, and that pursuant to a security agreement, Breckenridge was entitled to damages and possession of the pledged collateral (collectively, the “Breckenridge Lawsuits”).

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Pursuant to the Settlement of the Breckenridge Lawsuits, the Company entered into a Mutual Release of Claims Agreement (the “Mutual Release”), pursuant to which the Company and Breckenridge agreed to settle and dismiss the Breckenridge Lawsuits, and to release any and all claims against each other relating to any prior transactions between us and Breckenridge. Pursuant to the Mutual Release, Breckenridge agreed to assign the remaining shares of Series I Preferred to Southridge Partners, LP, to release its security interest in the Company’s intellectual property, and to stipulate to the discontinuance with prejudice of the Breckenridge Lawsuits. The Company agreed to pay to Breckenridge installment payments (the “Periodic Payments”) consisting of monthly payments of $130,000 from November 2005 through April 2006, and monthly payments of $165,000 from May 2006 through December 2006, as well as approximately $397,000 which the Company had previously paid into an escrow account in connection with the Breckenridge Lawsuits.

The Company also entered into an agreement (the “Assignment Agreement”) with Breckenridge and Southridge Partners, LP (“Southridge”) whereby Breckenridge agreed to assign to Southridge all remaining shares of the Company’s Series I Preferred, consisting of 1,172 shares, together with all of Breckenridge’s rights, interests, duties, and obligations which Breckenridge received in connection with the purchase from the Company of the Series I Preferred. Southridge paid $1,203,000 for Breckenridge’s rights to the Series I Preferred Stock and accepted the assignment of the shares of Series I Preferred and all assigned rights, interests, duties, and obligations, and we consented to the assignment.

The effect of the Assignment Agreement was to terminate the Company’s rights, duties, and obligations relating to the Series I Preferred with respect to Breckenridge, and to enter into a new agreement relating to such rights, duties, and obligations with Southridge.

Additionally, the Company entered into a Security Agreement with Breckenridge relating to certain of its obligations in connection with the agreement with Breckenridge to discontinue the Breckenridge Lawsuits. Pursuant to the settlement agreement between the parties, the Company is required to make the Periodic Payments to Breckenridge. To secure those payments, we granted to Breckenridge a security interest in the proceeds that the Company receive in connection with draws on the Seventh Equity Line of Credit and any subsequent equity line-type financings in the event that we do not make a Periodic Payment when due. Specifically, the Company granted to Breckenridge the right to receive proceeds from our draws on the Seventh Equity Line and any subsequent equity line-type financings to the extent that the Company does not make a payment as required and after the applicable grace period or cure period has run. With respect to future equity line-type financings, the Company agreed to include in the documentation of such financings provisions granting to Breckenridge the right to make draws and to receive funds directly from the equity line provider in the event that we fail to make a payment as required, and then only to the extent of the amount of the payment. The Company’s payment obligations which are secured under the Security Agreement consist of the monthly payments of $130,000 from November 2005 through April 2006, and the monthly payments of $165,000 from May 2006 through December 2006.

The Company is involved in other claims and actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these other matters will not materially affect our consolidated financial position, liquidity, or results of operations.

NOTE 18. EMPLOYEE PROFIT SHARING PLAN

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

NOTE 19. SIGNIFICANT CUSTOMERS

Of the Company’s revenues for 2005, 2004 and 2003, $16,191,000, $14,862,000 and $2,185,000 were from sources in the United States and $0, $40,000 and $199,000 were from South Korea. During 2005 and 2004, no single customer generated more than 10 percent of the Company’s total revenue. During 2003, two customers accounted for 16.4% and 11.8% of the Company’s total revenues.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 20. BUSINESS SEGMENTS

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

Fonix Telecom -Telecommunications services include VoIP, BPL and wireline voice, data, long distance and Internet services to business and residential customers.

Speech - The Company’s speech-enabling technologies include automated speech recognition and text-to-speech for wireless and mobile devices, computer telephony and server solutions, and personal software for consumer applications.

The following presents certain segment information as of and for year ended December 31, 2005:

	LecStar Telecom	Fonix Telecom	Speech	Total

Revenues from external customers	$14,773,000	$60,000	$1,358,000	$16,191,000
Selling, general and administrative	5,973,000	2,555,000	4,762,000	13,290,000
Legal settlement expense	--	--	2,080,000	2,080,000
Impairment of intangible assets	3,346,000	--	--	3,346,000
Depreciation and amortization	6,105,000	140,000	60,000	6,305,000
Product development and research	--	--	2,196,000	2,196,000
Interest expense	1,289,000	--	1,298,000	2,587,000
Gain on sale of investments	147,000	--	104,000	251,000
Segment loss	(11,125,000)	(2,712,000)	(8,794,000)	(22,631,000)
Segment assets	5,457,000	824,000	3,012,000	9,293,000
Expenditures for segment assets	143,000	824,000	29,000	996,000

The following presents certain segment information as of and for year ended December 31, 2004:

	Telecom	Speech	Total

Revenues from external customers	$13,673,000	$1,229,000	$14,902,000
Selling, general and administrative	(8,441,000)	(4,915,000)	(13,356,000)
Depreciation and amortization	(5,675,000)	(116,000)	(5,791,000)
Interest expense	(1,142,000)	(1,158,000)	(2,300,000)
Gain on forgiveness of debt	-	518,000	518,000
Segment loss	(8,536,000)	(6,612,000)	(15,148,000)
Segment assets	15,375,000	3,625,000	19,000,000
Expenditures for segment assets	126,000	130,000	256,000

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

For the year ended December 31, 2003 the Company had only the speech operating segment.

NOTE 21. SUBSEQUENT EVENTS

Equity Line Proceeds - Subsequent to December 31, 2005 and through March 10, 2006 the Company received $1,000,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $34,000, and issued 50,252,421 additional shares of Class A common stock to the Equity Line Investor.

Series J Preferred Stock - Subsequent to December 31, 2005 and prior to the Series K Preferred Stock Exchange, the Company issued 15,028,249 shares of its Class A common stock in conversion of 266 shares of Series J Preferred Stock.

Series K Preferred Stock - On February 6, 2006, the Company entered into a Series K 5% Convertible Preferred Stock Exchange Agreement (the “Exchange Agreement”) with Southridge Partners, LP (“Southridge”), a Delaware limited partnership. Pursuant to the Exchange Agreement, Southridge exchanged 1,093 shares of Series J 5% Convertible Preferred Stock for 1,093 shares of the Company’s Series K 5% Convertible Preferred Stock (the “Series K Preferred Stock”).

Because the shares of Series K were issued in exchange for the remaining outstanding shares of Series J Preferred Stock, the Company did not receive any proceeds in connection with the issuance of the Series K Preferred Stock.

In connection with the issuance of the Series K Preferred Stock, the Company recorded a beneficial conversion feature of $1,587,000 which was recognized as a preferred stock dividend.

Through March 10, 2006, the Company has issued 23,100,000 shares of its Class A common stock in conversion of 231 shares of Series K Preferred Stock.