Form 10-Q
period 2006-03-31
FONIX CORP
filed 2006-05-12
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File No. 0-23862

Fonix Corporation
(Exact name of registrant as specified in its charter)

Delaware	22-2994719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check One):
Larger Accelerated Filer ___ Accelerated Filer ___ Non-Accelerated Filer   X  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act). Yes ___  No   X

As of May 5, 2005, there were issued and outstanding 736,817,047 shares of our Class A common stock.

FONIX CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
	2006	2005

ASSETS

Current assets
Cash and cash equivalents	$14,000	$168,000
Subscriptions receivable	211,000	-
Accounts receivable, net of an allowance for doubtful accounts of $103,000 and $137,000, respectively	849,000	1,121,000
Prepaid expenses and other current assets	180,000	176,000

Total current assets	1,254,000	1,465,000

Property and equipment, net of accumulated depreciation of $1,700,000 and $1,594,000, respectively	866,000	947,000

Deposits and other assets	1,590,000	1,592,000

Intangible assets, net of accumulated amortization of $459,000 and $0, respectively	2,199,000	2,658,000

Goodwill	2,631,000	2,631,000

Total assets	$8,540,000	$9,293,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$8,911,000	$8,138,000
Accounts payable	7,854,000	6,770,000
Accrued payroll and other compensation	438,000	223,000
Accrued settlement obligation, net of unamortized discount of $71,000 and $118,000, respectively	1,639,000	1,853,000
Deferred revenues	963,000	923,000
Notes payable - related parties	436,000	486,000
Current portion of notes payable	1,971,000	1,847,000
Deposits and other	234,000	229,000

Total current liabilities	22,446,000	20,469,000

Long-term notes payable, net of current portion	4,171,000	4,050,000

Total liabilities	26,617,000	24,519,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Series H, nonconvertible; 2,000 shares outstanding (aggregate liquidation preference of $20,000,000)	4,000,000	4,000,000
Series I, convertible; 0 shares and 0 shares outstanding, respectively	-	-
Series J, convertible; 0 shares and 1,359 shares outstanding, respectively	-	1,359,000
Series K, convertible; 821 shares and 0 shares outstanding, respectively	821,000	-
Common stock, $0.0001 par value; 800,000,000 shares authorized;
Class A voting, 525,669,585 shares and 392,929,230 shares outstanding, respectively	53,000	39,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	232,515,000	228,905,000
Outstanding warrants to purchase Class A common stock	474,000	474,000
Cumulative foreign currency translation adjustment	11,000	18,000
Accumulated deficit	(256,451,000)	(250,521,000)

Total stockholders' deficit	(18,077,000)	(15,226,000)

Total liabilities and stockholders' deficit	$8,540,000	$9,293,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

Three Months Ended March 31,	2006	2005

Revenues	$3,182,000	$4,223,000
Cost of revenues	2,332,000	2,187,000

Gross profit	850,000	2,036,000

Expenses:
Selling, general and administrative	3,142,000	3,415,000
Amortization of intangible assets	459,000	1,586,000
Product development and research	571,000	520,000

Total expenses	4,172,000	5,521,000

Other income (expense):
Interest income	-	13,000
Interest expense	(759,000)	(742,000)
Gain on sale of investments	-	134,000

Other expense, net	(759,000)	(595,000)

Net loss	(4,081,000)	(4,080,000)
Preferred stock dividends	(1,849,000)	(297,000)

Loss attributable to common stockholders	$(5,930,000)	$(4,377,000)

Basic and diluted loss per common share	$(0.01)	$(0.03)

Net loss	$(4,081,000)	$(4,080,000)
Other comprehensive (loss) income - foreign currency translation	7,000	(11,000)

Comprehensive loss	$(4,074,000)	$(4,091,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,	2006	2005
Cash flows from operating activities
Net loss	$(4,081,000)	$(4,080,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for interest expense on long-term debt	-	125,000
Accretion of discount on notes payable	187,000	185,000
Accretion of discount on legal settlement	46,000	-
Gain on sale of long-term assets	-	(134,000)
Amortization of intangibles	459,000	1,586,000
Depreciation	106,000	37,000
Foreign exchange loss (gain)	(7,000)	11,000
Changes in assets and liabilities
Accounts receivable	272,000	218,000
Prepaid expenses and other current assets	(4,000)	(155,000)
Other assets	2,000	(48,000)
Accounts payable	1,084,000	158,000
Accrued payroll and other compensation	215,000	(445,000)
Other accrued liabilities	602,000	25,000
Deferred revenues	40,000	(42,000)

Net cash used in operating activities	(1,079,000)	(2,559,000)

Cash flows from investing activities
Proceeds from sale of long term investments	-	371,000
Purchase of property and equipment	(25,000)	(145,000)

Net cash (used in) provided by investing activities	(25,000)	226,000

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	1,220,000	2,652,000
Proceeds from other notes payable	200,000	22,000
Payments on related party note payable	(50,000)	-
Payments of accrued settlement obligation	(260,000)	-
Principal payments on notes payable	(160,000)	(60,000)

Net cash provided by financing activities	950,000	2,614,000

Net (decrease) increase in cash and cash equivalents	(154,000)	281,000

Cash and cash equivalents at beginning of year	168,000	423,000

Cash and cash equivalents at end of year	$14,000	$704,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Three Months Ended March 31, 2006:

Issued 15,028,249 shares of Class A common stock in conversion of 266 shares of Series J Convertible Preferred Stock.

Issued 27,200,000 shares of Class A common stock in conversion of 272 shares of Series K Convertible Preferred Stock.

Issued 2,838,412 shares of Class A common stock as payment of $65,000 of dividends on Series H Preferred Stock.

Accrued $250,000 of dividends on Series H Preferred Stock.

Accrued $7,000 of dividends on Series K Preferred Stock.

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

Accrued $250,000 of dividends on Series H Preferred Stock.

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Fonix Corporation and subsidiaries (collectively, the “Company” or “Fonix”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. The Company’s business strategy is not without risk, and readers of these condensed consolidated financial statements should carefully consider the risks set forth under the heading “Certain Significant Risk Factors” in the Company’s 2005 Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Nature of Operations - Fonix Corporation, a communications and technology company based in Salt Lake City, Utah, provides integrated telecommunications services through Fonix Telecom, Inc. (“Fonix Telecom”) and LecStar Telecom, Inc., and value-added speech technologies through Fonix Speech, Inc. (“Fonix Speech”). On February 24, 2004, the Company completed its acquisition of all of the capital stock of LTEL Holdings Corporation (“LTEL”) and its wholly owned subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc. (collectively “LecStar”).

Through Fonix Speech, the Company delivers speech interface development tools, solutions and applications (the “Speech Products”) that empower people to interact conversationally with information systems and devices. The Speech Products are based on the Company’s speech-enabling technologies, which include text-to-speech (“TTS”) and proprietary neural-network-based automatic speech recognition (“ASR”). ASR and TTS technologies are sometimes collectively referred to in this report as “Core Technologies.” The Company has received various patents for certain elements of its Core Technologies and has filed applications for other patents covering various aspects of its technologies. The Company’s Speech Products enhance user productivity, ease of use and efficiency in a broad range of market segments, including mobile and wireless devices; entertainment game consoles; electronic devices for assistive, language learning, robots and appliances; and computer telephony and server applications. Revenues for Fonix Speech are generated through licensing of speech-enabling technologies, royalty payments for the use of the Company’s technologies, maintenance contracts and services.

Through Fonix Telecom, the Company offers next-generation telecommunications products and services, including Voice over Internet Protocol (“VoIP”) and Broadband over Power Lines (“BPL”) through partner channels and product groups. Fonix Telecom also provides resale telecommunication services and products through its interconnection agreements with major incumbent carriers. Fonix Telecom is currently licensed to re-sell traditional telecommunication services and products in Georgia, Florida, North Carolina and South Carolina. Revenues for Fonix Telecom are generated through providing telecommunications services.

Through LecStar, the Company provides a full array of wireline voice, data, long distance and Internet telephone services utilizing traditional lines. LecStar Telecom, Inc., is certified by the Federal Communications Commission in nine states—Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee—as a competitive local exchange carrier (“CLEC”) to provide regulated local, long distance and international telecommunications services. LecStar serves small to medium-sized businesses and residential customers with a balanced focus on high-density metropolitan areas and under-served smaller communities. Services are offered at moderate discounts off BellSouth prices and are delivered through the use of LecStar’s network facilities, Unbundled Network Elements (“UNEs”), and/or resold via services acquired through wholesale agreements with BellSouth and other carriers. LecStar’s provisioning systems are electronically interfaced with BellSouth, enabling the efficient ordering of services in real-time.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Business Condition - For the three months ended March 31, 2006 and 2005, the Company generated revenues of $3,182,000 and $4,223,000, respectively; incurred net losses of $4,081,000 and $4,080,000, respectively; and had negative cash flows from operating activities of $1,079,000 and $2,559,000, respectively. As of March 31, 2006, the Company had an accumulated deficit of $256,451,000, negative working capital of $21,192,000, accrued liabilities and accrued settlement obligation of $10,988,000, accounts payable of $7,854,000 and current portion of notes payable of $2,407,000. The Company expects to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2007, primarily due to expenditure requirements associated with continued marketing and development of its speech-enabling technologies, further developing its telecommunications services business and from recent negative changes in federal regulations that may discontinue the Company’s ability to provide unbundled network elements (the “UNE-P platform”) to its telecommunications customers.

The Company’s cash resources, limited to collections from customers, draws on the Seventh Equity Line and loans, have not been sufficient to cover operating expenses. As a result, some payments to vendors have been delayed. As of the date of this report, the Company had not been declared in default under the terms of any material agreements.

These factors, as well as the risk factors set out elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to fund further operations of the Company through revenues generated from its telecommunication operations, from cash flows from future license and royalty arrangements and with proceeds from additional issuance of debt and equity securities. There can be no assurance that management’s plans will be successful.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2006 and 2005, there were outstanding common stock equivalents to purchase 112,437,512 and 47,349,772 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months ended March 31, 2006 and 2005:

Three Months Ended March 31,	2006		2005
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss	$(4,081,000)		$(4,080,000)
Preferred stock dividends	(1,849,000)		(297,000)
Net loss attributable to common stockholders	$(5,930,000)	$(0.01)	$(4,377,000)	$(0.03)
Weighted-average common shares outstanding	441,531,721		151,847,235

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

For Fonix Telecom and LecStar, telecommunications revenue is comprised of two main components: (1) fees paid by business and residential subscribers of voice and data services; and (2) carrier access fees. Subscriber revenues include monthly recurring charges, usage charges and non-recurring charges. Monthly recurring charges are flat monthly fees for local phone and data services. Usage charges, which primarily include long distance fees, are generally billed on a per-minute or per-call basis. Non-recurring charges are generally one-time charges for installation or changes to the subscriber’s service. Carrier access fees are paid to the Company by other telecommunications carriers as compensation for originating and terminating the carriers’ long distance traffic. Revenue from monthly recurring charges is recognized ratably over the period the local phone and data services are provided. Revenue from usage charges non-recurring charges and carrier access fees is recognized on the date the services are provided.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Deferred revenue as of March 31, 2006, and December 31, 2005, consisted of the following:

Description	Criteria for Recognition	March 31, 2006	December 31, 2005
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$508,000	$466,000

Telecom deferred revenue	Service provided for customer	455,000	457,000

Total deferred revenue		$963,000	$923,000

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

Stock-Based Employee Compensation - Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method. Under this transition method, compensation costs are recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date; and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. Accordingly, the Company did not restate the results of prior periods. The most notable change resulting from the adoption of FAS123(R) is that compensation expense associated with stock options is now recognized in the Company’s Statements of Operations, rather than being disclosed in a pro forma footnote to the Company’s financial statements.
The Company recognized compensation expense related to option grants and the vesting of previously unvested options for the three months ended March 31, 2006 of $6,000.

Prior to January 1, 2006, the Company accounted for stock options granted under its Stock Option Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below for the three months ended March 31, 2005:

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31,	2005
Net loss, as reported	$(4,080,000)
Add back: Total stock-based employee compensation	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(22,000)

Pro forma net loss	$(4,102,000)

Basic and diluted net loss per common share:
As reported	$(0.03)
Pro forma	(0.03)

The fair value of the options granted during the three months ended March 31, 2005, was $7,000, or $0.04 per share, and was estimated on the dates granted using the Black Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 142%, risk-free rate of 3.75% and expected life of 5 years.

2. GOODWILL AND INTANGIBLE ASSETS

Goodwill - Goodwill relates solely to Fonix Speech. The carrying value of goodwill is assessed for impairment quarterly. An assessment was performed for the quarter ended March 31, 2006, which resulted in no impairment, and the carrying value of goodwill remained unchanged at $2,631,000 for the three months ended March 31, 2006.

Intangible Assets - The components of intangible assets at March 31, 2006, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
LecStar Customer base - business	$2,611,000	$(435,000)	$2,176,000

LecStar Customer base - residential	47,000	(24,000)	23,000

Total Amortizing Intangible Assets	$2,658,000	$(459,000)	$2,199,000

Customer base amortization was $459,000 and $1,300,000 for the three months ended March 31, 2006 and 2005, respectively, and amortization related to contracts and agreements was $285,000 for the three months ended March 31, 2005. All amortization expense is charged to selling, general and administrative expense.

3. NOTES PAYABLE

On February 24, 2004, LecStar had an asset securitization facility of $750,000. Assets securitized under this facility consist of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana. LecStar has pledged to the lender its interest in the special purpose securitization facility, LecStar Telecom Ventures LLC, a wholly owned subsidiary of LTEL, and customer accounts receivable. The note bears an interest rate of 6.5% and is due on February 27, 2007, with 24 equal monthly installments which began on March 6, 2005. During 2005, the Company made principal payments of $213,000. During the three months ended March 31, 2006, the Company made principal payments of $63,000. The balance of the note at March 31, 2006 was $474,000.

In connection with the acquisition of the capital stock of LTEL in 2004, the Company issued a 5%, $10,000,000, secured, six-year note payable to McCormack Avenue, Ltd. Under the terms of the note payable, quarterly interest- only payments were required through January 15, 2005, with quarterly principal and interest payments of $319,000 beginning April 2005 and continuing through January 2010. Interest on the promissory note is payable in cash or, at the Company’s option, in shares of the Company’s Class A common stock. The note is secured by the capital stock and all of the assets of LTEL and its subsidiaries. The note was valued at $4,624,000 based on an imputed interest rate of 25 percent per annum. The note has a mandatory prepayment clause wherein the Company is required to make prepayments in any given month where the Company receives net proceeds in excess of $900,000 from the Fifth Equity Line (or replacements thereof with the Equity Line Investor). The required prepayment is calculated by multiplying the net proceeds received over $900,000 by 33%. For the year ended December 31, 2004, the Company made mandatory prepayments on the note of $415,000. During 2005, the Company made mandatory prepayments of $102,000. The Company did not make any mandatory prepayments during the three months ended March 31, 2006.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The discount on the note is based on an imputed interest rate of 25%. The carrying amount of the note of $4,895,000 at March 31, 2006, was net of unamortized discount of $3,837,000. As of March 31, 2006, the Company had not made the scheduled payment for January 15, 2006.  The Company also has not made the scheduled April 15, 2006 payment. On May 12, 2006, McCormack and the Company entered into an agreement, pursuant to which payments have been extended by the lender to June 16, 2006. As consideration for the extension, LecStar Telecom and LecStar DataNet granted to McCormack a security interest in all of the assets of LecStar Telecom and LecStar DataNet.

During the fourth quarter of 2005, the Company entered into two promissory notes with an unrelated third party in the aggregate amount of $650,000. These notes accrue interest at 10% annually and are due and payable during May and June of 2006.

During the first quarter of 2006, the Company entered into a promissory note with an unrelated third party in the amount of $223,000. This note accrues interest at 5% annually and is due May 31, 2006. During the quarter, the Company made principal payments against the note of $100,000.

The following schedule summarizes the Company’s current debt obligations and respective balances at March 31, 2006, and December 31, 2005:

Notes Payable	2006	2005

5% Note payable to a company, $8,733,000 face amount, due in quarterly installments of $319,000, matures January 2010, less unamortized discount based on interest imputed at 25% of $3,837,000 and $4,023,000, respectively	$4,895,000	$4,710,000

Note payable to a company, interest at 10%, matures May 2006	350,000	350,000

Note payable to a company, interest at 10%, matures June 2006	300,000	300,000

Note payable to a company, interest at 5%, matures May 2006	123,000	--

Note payable to a company, due in monthly installments of $23,000, interest at 6.5%, matures January 2008, collateralized by trade accounts receivable	474,000	537,000

Note payable to related parties, interest at 12%, matures June 2006, secured by intellectual property rights	436,000	486,000

Total notes payable	6,578,000	6,383,000
Less current maturities	(2,407,000)	(2,333,000)

Long-Term Note Payable	$4,171,000	$4,050,000

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

4. RELATED-PARTY NOTES PAYABLE

During 2002, two of the Company’s executive officers (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to us under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in the Company’s operations. The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003. Fonix and the Lenders have agreed to postpone the maturity date on several occasions. The note is presently due June 30, 2006. All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time. The conversion price was the average closing bid price of the shares at the time of the advances. To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, the Company made a principal payment of $26,000 against the outstanding balance of the promissory note. During 2004, the Company entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between the Company and the note holders. The Company classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004. The Company made principal payments against the note of $253,000 during the year ended December 31, 2004. During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note. The balance due at December 31, 2005 was $486,000. During the three months ended March 31, 2006 the Company made principal payments against the promissory note of $50,000. The balance due at March 31, 2006 was $436,000.

The unpaid balance of $436,000 is secured by the Company’s intellectual property rights. As of March 31, 2006, the Lenders had not converted any of the outstanding balance or interest into common stock.

5. PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock - At March 31, 2006, there were 166,667 shares of Series A convertible preferred stock outstanding. Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock. At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock. In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

Series J Preferred Stock - On October 6, 2005, the Company entered into a Series J 5% Convertible Preferred Stock Exchange Agreement (the "Exchange Agreement") with Southridge Partners, LP ("Southridge"), a Delaware limited partnership. Pursuant to the Exchange Agreement, Southridge exchanged all of the shares of Series I Preferred Stock that it acquired from The Breckenridge Fund, LLC, for 1,452 shares of the Company's Series J 5% Convertible Preferred Stock (the "Series J Preferred Stock").

Because the shares of Series J were issued in exchange for the remaining outstanding shares of Series I Preferred Stock, the Company did not receive any proceeds in connection with the issuance of the Series J Preferred Stock. The Company issued 1,452 shares of Series J Preferred Stock in exchange for 1,172 shares of Series I Preferred Stock. Of the 280 additional shares that were issued to Southridge, 250 were issued as a placement fee and were accounted for as selling, general and administrative expense. The remaining 30 shares were issued as additional litigation expense and were accounted for as legal settlement expense.

The Series J Preferred Stock entitled Southridge to receive dividends in an amount equal to 5% of the then-outstanding balance of shares of Series J Preferred Stock. The dividends were payable in cash or shares of the Company's Class A common stock, at the Company's option.

The Series J Preferred Stock was convertible into common stock of the Company at the option of the holder by using a conversion price which was 90% of the average of the two (2) lowest closing bid prices for the twenty-day trading period prior to the conversion date.

Redemption of the Series J Preferred Stock, whether at the Company’s option or that of Southridge, required the Company to pay, as a redemption price, the stated value of the outstanding shares of Series J Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

For the year ended December 31, 2005, the Company issued 3,795,918 shares of its Class A common stock upon conversion of 93 shares of its Series J Preferred Stock. For the three months ended March 31, 2006, the Company issued 15,028,249 shares of its Class A common stock upon conversion of 266 shares of its Series J Preferred Stock.

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

The shares of Series K Preferred Stock were issued pursuant to a Series K 5% Convertible Preferred Stock Exchange Agreement (the “Series K Agreement”), in connection with which Southridge exchanged 1,093 shares of Series J Convertible Preferred Stock for 1,093 shares of Series K Convertible Preferred Stock.

The Series K Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price of $0.01 per share.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

For the three months ended March 31, 2006, the Company issued 27,200,000 shares of its Class A common stock upon conversion of 272 shares of its Series K Preferred Stock.

6. EQUITY LINES OF CREDIT

Seventh Equity Line of Credit - On May 27, 2005, the Company entered into a seventh private equity line agreement (the “Seventh Equity Line Agreement”) with Queen, LLC (the “Equity Line Investor”). Under the Seventh Equity Line Agreement, the Company has the right to draw up to $20,000,000 against an equity line of credit (“the Seventh Equity Line”) from the Equity Line Investor. The Company is entitled under the Seventh Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of the Company’s Class A common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by 93% of the average of the two lowest closing bid prices of the Company’s Class A common stock over the ten trading days after the put notice is tendered. The Equity Line Investor is required under the Seventh Equity Line Agreement to tender the funds requested by the Company within two trading days after the ten-trading-day period used to determine the market price.

Pursuant to the Seventh Equity Line Agreement, the Company granted to the Equity Line Investor a right of first refusal (the “Refusal Right”) with respect to additional financing transactions. Under the Refusal Right, for a period of 180 days after the effective date of a registration statement filed to register resales by the Equity Line Investor, the Company may not offer or sell, with certain exceptions, shares of our common stock in a financing transaction without first offering that financing transaction to the Equity Line Investor. The Equity Line Investor then has the right to choose to offer financing to the Company on the same terms or to allow the Company to proceed with the financing transaction with other investors.

In connection with the Seventh Equity Line Agreement, the Company entered into an agreement with the Equity Line Investor to terminate all previous equity lines, and cease further draws or issuances of shares in connection with all previous equity lines. As such, as of the date of this report, the only active equity line of credit was the Seventh Equity Line.

Also in connection with the Seventh Equity Line Agreement, the Company granted registration rights to the Equity Line Investor and has filed two registration statements which cover the resales of the shares to be issued under the Seventh Equity Line. All of the shares registered by the first registration statement had been sold as of October 24, 2005. The second registration statement filed in connection with the Seventh Equity Line was declared effective by the SEC on February 10, 2006.

For the three months ended March 31, 2006, the Company received $1,250,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $34,000. The Company issued 87,673,694 shares of Class A common stock to the Equity Line Investor as puts under the Seventh Equity Line totaling $1,500,000.

7. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Class A Common Stock - During the three months ended March 31, 2006, 87,673,694 shares of Class A common stock were issued in connection with draws on the equity line (see Note 6), 15,028,249 shares were issued in conversion of 266 shares of Series J Preferred Stock, 27,200,000 shares were issued in conversion of 272 shares of Series K Preferred Stock and 2,838,412 shares were issued in payment of dividends on Series H Preferred Stock.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Stock Options - As of March 31, 2006, the Company had a total of 1,329,305 options to purchase Class A common stock outstanding. During the three months ended March 31, 2006, the Company granted options to employees to purchase 18,000 shares of Class A common stock, none of which were to employees participating in the option exchange program. The options have an exercise price of $0.02 per share, which was the quoted fair market value of the stock on the dates of grant. The options granted vest over the three years following issuance. Options expire within ten years from the date of grant if not exercised. Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $0.02 per share.

Warrants - As of March 31, 2006, the Company had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

8. LITIGATION, COMMITMENTS AND CONTINGENCIES

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

The Company and LecStar are aggressively defending against these claims. No assessment currently can be made of the likelihood of an unfavorable outcome.

First Empire - Claims similar to the claims brought in the Grenfell Litigation were also asserted by other plaintiffs in First Empire Corporation, et al., v. LecStar Corporation, et al., filed in the Superior Court of Fulton County, State of Georgia. In the third amended complaint filed in October 2005, the plaintiffs named W. Dale Smith, Chad Smith, Michael Britt, and LTEL Holdings Corporation as defendants. Messrs Smith and Britt are former officers and directors of the former parent of LecStar. LTEL Holdings was the sole shareholder of LecStar when acquired by the Company in February 2004. In the third amended complaint, the plaintiffs allege that Dale Smith breached his fiduciary duty to the former parent of LecStar by participating in the transaction in which the parent lost control of LecStar, that LTEL Holdings procured that alleged wrongful conduct from Smith, that the transaction in which the former parent lost control of LecStar was a fraudulent conveyance, and that a constructive trust should be imposed on LecStar for the benefits of the plaintiffs.

Messrs. Smith and Britt and LTEL Holdings have filed an answer in the litigation, but have not been involved in discovery in this litigation because the litigation is in the early stages. Nonetheless, the Company believes that the claims of the plaintiffs are without merit, and management intends to vigorously defend against the claims of the plaintiffs.

The principal Series H preferred stockholder has placed 300 shares of Series H Preferred Stock in escrow (the “Escrow Shares”) for a period of 12 months from the date of acquisition as protection with respect to breaches of representations and warranties of the LTEL Holdings selling stockholders, including any liability or payment that may arise from the above mentioned legal action. As a result of the filing of the First Empire Litigation, the Company has asserted a claim for breach of certain representations and warranties. To the Company’s knowledge, the Escrow Shares have not been released.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Greenwich Insurance Action - The Greenwich litigation is an action filed in the United States District Court for the Northern District of Georgia, in which Greenwich Insurance Company is seeking a declaratory judgment against the directors and officers of the former parent entity of LecStar and others. Greenwich seeks an order that it is not liable for coverage under its directors and officers’ liability policy for claims asserted in the First Empire litigation against several individuals who were officers and directors of LecStar, including W. Dale Smith, Michael Britt and Chad Smith. Greenwich also seeks recovery of fees advanced to law firms on behalf of these individuals for defense costs associated with the First Empire litigation, which Greenwich claims are in excess of $100,000. LecStar Telecom has agreed to assume defense costs incurred on behalf of Messrs. Smith and Britt in the Greenwich litigation. Messrs. Smith and Britt have filed answers denying the allegations of Greenwich. While it is the intent of Messrs. Smith and Britt to aggressively defend against the plaintiff’s claims, Messrs. Smith and Britt may experience exposure to the loss of insurance coverage presently afforded under the policy of insurance provided by Greenwich. In that case, LecStar Telecom may have exposure for any liability associated with indemnity claims from the officers and directors arising from previously advanced and future defense costs, as well as the costs of defending the Greenwich claim itself.

9. BUSINESS SEGMENTS

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

Telecom Operations -Telecommunications services include VoIP, BPL and wireline voice, data, long distance and Internet services to business and residential customers.

Speech Operations - The Company’s speech-enabling technologies include automated speech recognition and text-to-speech for wireless and mobile devices, computer telephony and server solutions, and personal software for consumer applications.

The following presents certain segment information as of and for the three months ended March 31, 2006:

	Telecom Operations	Speech Operations	Total

Revenues from external customers	$2,910,000	$272,000	$3,182,000
Selling, general and administrative	1,875,000	1,166,000	3,041,000
Depreciation and amortization	550,000	15,000	565,000
Product development and research	--	563,000	563,000
Interest expense	385,000	374,000	759,000
Segment loss	(2,230,000)	(1,851,000)	(4,081,000)
Segment assets	5,304,000	3,236,000	8,540,000
Expenditures for segment assets	23,000	2,000	25,000

Revenues and assets outside the United States of America were not material. During the three months ended March 31, 2006 and 2005, the Company had no customers that exceeded 10% of total revenues.

12. SUBSEQUENT EVENTS

Subsequent to March 31, 2006, and through May 5, 2006, the Company received $1,250,000 in funds drawn under the Seventh Equity Line and a subscription receivable of $211,000, less commissions and fees of $51,000 and issued 136,047,462 additional shares of Class A common stock to the Equity Line Investor.

Subsequent to March 31, 2006, and through May 5, 2006, the Company issued 75,100,000 shares of its Class A common stock upon conversion of 751 shares of its Series K Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. All forward-looking statements contained herein are deemed by Fonix to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from the results anticipated by Fonix and discussed in the forward-looking statements. When used in this report, words such as “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. Factors that could cause or contribute to such differences are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company disclaims any obligation or intention to update any forward-looking statements.

To date, we have earned only limited revenue from operations and intend to continue to rely primarily on financing through the sale of our equity and debt securities to satisfy future capital requirements.

Overview

We are engaged in providing integrated telecommunications services through Fonix Telecom, Inc., and LecStar Telecom, Inc., and value-added speech technologies through Fonix Speech, Inc. (“Fonix Speech”). We operate Fonix Telecom, Inc., and LecStar Telecom, Inc., regional providers of telecommunications services in the Southeastern United States and LecStar DataNet, Inc., a provider of Internet services. (LecStar Telecom, Inc., and LecStar DataNet are collectively referred to in this report as “LecStar”).

We offer speech-enabling technologies including automated speech recognition (“ASR”) and text-to-speech (“TTS”) through Fonix Speech. We offer our speech-enabling technologies to markets for wireless and mobile devices, computer telephony, server solutions and personal software for consumer applications. We have received various patents for certain elements of our core technologies and have filed applications for other patents covering various aspects of our technologies. We seek to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips. Revenues are generated through providing telecommunication services, licensing of speech-enabling technologies, maintenance contracts and services.

Fonix Telecom's non-regulated telecommunication services include Voice over Internet Protocol (“VoIP”), Broadband over Power Lines (“BPL”) and wireless broadband access. These services are initially available in the southeastern United States and we anticipate will eventually be available throughout the United States.

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

For the three months ended March 31, 2006 and 2005, we generated revenues of $3,182,000 and $4,223,000, respectively; incurred net losses of $4,081,000 and $4,080,000, respectively; and had negative cash flows from operating activities of $1,079,000 and $2,559,000, respectively. As of March 31, 2006, we had an accumulated deficit of $256,451,000, negative working capital of $21,192,000, accrued liabilities and accrued settlement obligation of $10,988,000 and accounts payable of $7,854,000. We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2007, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies and further developing our telecommunications services business.

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

Our cash resources, limited to collections from customers, draws on the Seventh Equity Line and loans, have not been sufficient to cover operating expenses. We have not been declared in default under the terms of any material agreements. We periodically engage in discussions with various sources of financing to facilitate our cash requirements including buyers of both debt and equity securities. To date, no additional sources of funding offering terms superior to those available under equity lines have been implemented, and we rely on first, cash generated from operations, and second, cash provided through the Seventh Equity Line. We will need to generate approximately $10,000,000 to continue operations for the next twelve months.

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

For Fonix Telecom, our telecommunications revenue is comprised of two main components: (1) fees paid by business and residential subscribers of voice and data services; and (2) carrier access fees. Subscriber revenues include monthly recurring charges, usage charges and non-recurring charges. Monthly recurring charges are flat monthly fees for local phone and data services. Usage charges, which primarily include long distance fees, are generally billed on a per-minute or per-call basis. Non-recurring charges are generally one-time charges for installation or changes to the subscriber’s service. Carrier access fees are paid to us by other telecommunications carriers as compensation for originating and terminating the carriers’ long distance traffic. Revenue from monthly recurring charges is recognized ratably over the period the local phone ad data services are provided. Revenue from usage charges, non-recurring charges and carrier access fees is recognized on the date

Deferred revenue as of March 31, 2006, and December 31, 2005, consisted of the following:

Description	Criteria for Recognition	March 31, 2006	December 31, 2005
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$508,000	$466,000

Telecom deferred revenue	Service provided for customer	455,000	457,000

Total deferred revenue		$963,000	$923,000

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

Stock-Based Employee Compensation - Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method. Under this transition method, compensation costs are recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. Accordingly, we did not restate the results of prior periods. The most notable change resulting from the adoption of FAS 123(R)is that compensation expense associated with stock options is now recognized in our Statements of Operations, rather than being disclosed in a pro forma footnote to our financial statements. We recognized compensation expense related to option grants and the vesting of previously unvested options for the three months ended March 31, 2006 of $6,000.

Prior to January 1, 2006, we accounted for stock options granted under our Stock Option Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

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

Results of Operations

Three months ended March 31, 2006, compared with three months ended March 31, 2005

During the three months ended March 31, 2006, we recorded revenues of $3,182,000, a decrease of $1,041,000 from $4,223,000 in 2005. The decrease was primarily due to decreased monthly recurring telecommunications revenues of $478,000, decreased telecommunications usage revenues of $368,000, decreased telecommunications subscriber line charge revenues of $208,000, decreased telecommunications activation and service revenues of $50,000, decreased non-recurring engineering (“NRE”) speech revenues of $38,000, decreased speech retail revenues of $30,000 and decreased voice mail revenues of $6,000, partially offset by increased telecommunications regulatory cost recovery fees of $106,000 and increased Speech royalties of $31,000.

Cost of revenue was $2,332,000 for the three months ended March 31, 2006, an increase of $145,000 from $2,187,000 in 2005. The increase is primarily due to the increased costs of providing telecommunication services, primarily due to the loss of the UNE-P platform. These costs represent expenses associated with providing LecStar’s services through the leasing of network components from BellSouth and long distance services purchased from inter-exchange carriers.

Selling, general and administrative expenses were $3,142,000 for the three months ended March 31, 2006, a decrease of $273,000 from $3,415,000 in 2005. The decrease is primarily due to the decreased salary and wage expenses of $250,000, decreased legal and accounting fees of $99,000, decreased telecommunication billing expense of $43,000, decreased investor relations expenses of $41,000, decreased other operating expense of $25,000 and decreased occupancy related expenses of $14,000, partially offset by increased depreciation expenses of $74,000, increased bad debt expense of $51,000, increased consulting expenses of $30,000, increased travel expenses of $19,000, increased promotions of $19,000, and increased taxes, licenses and permits of $6,000.

We incurred research and product development expenses of $571,000 for the three months ended March 31, 2006, an increase of $51,000 from $520,000 in 2005. The increase was primarily due to an overall increase in salaries and wage-related expenses of $34,000, increased consulting expenses of $14,000, increased travel expense of $9,000 and increased occupancy related expenses of $3,000, partially offset by decreased other operating expenses of $7,000 and decreased depreciation of $2,000.

Net interest and other expense was $759,000 for the three months ended March 31, 2006, an increase of $164,000 from $595,000 in 2005. The overall increase was due to the $134,000 gain on sale of investments and $13,000 in interest income recorded in 2005, partially offset by an increase in interest expense of $17,000.

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

Our cash resources are limited to collections from customers, draws on the Seventh Equity Line and proceeds from the issuance of preferred stock and loan proceeds, and are only sufficient to cover current operating expenses and payments of current liabilities. At March 31, 2006, we had accrued liabilities and accrued settlement obligation of $10,988,000 and accounts payable of $7,854,000. We have not been declared in default under the terms of any material agreements.

We had $3,182,000 in revenue and a loss of $4,081,000 for the three months ended March 31, 2006. Net cash used in operating activities of $1,079,000 for the three months ended March 31, 2006, resulted principally from the net loss incurred of $4,081,000, foreign exchange gain of $7,000 and increased prepaid expenses of $4,000, partially offset by increased accounts payable of $1,084,000, increased other liabilities of $602,000, amortization of intangible assets of $459,000, increased accrued payroll of $215,000, non-cash accretion of the discount on notes payable of $187,000, collection of accounts receivable of $272,000, depreciation expense of $106,000, non-cash accretion of discount on legal settlement obligation of $46,000 and increased deferred revenues of $40,000. Net cash used in investing activities of $25,000 for the three months ended March 31, 2006, consisted of the purchase of equipment of $25,000. Net cash provided by financing activities of $950,000 consisting primarily of the receipt of $1,220,000 in cash related to the sale of shares of Class A common stock and proceeds from other notes payable of $200,000, partially offset by payments on accrued settlement obligation of $260,000, principal payments on notes payable of $160,000 and payments on related party notes of $50,000.

We had negative working capital of $21,192,000 at March 31, 2006, compared to negative working capital of $19,004,000 at December 31, 2005. Current assets decreased by $211,000 to $1,254,000 from $1,465,000 from December 31, 2005, to March 31, 2006. Current liabilities increased by $1,977,000 to $22,446,000 from $20,469,000 during the same period. The change in working capital from December 31, 2005, to March 31, 2006, reflects, in part, the increases in accrued liabilities, accounts payable and notes payable, partially offset by decreases in accrued settlement obligation due to payments made during the three months ended March 31, 2006. Total assets were $8,540,000 at March 31, 2006, compared to $9,293,000 at December 31, 2005.

Notes Payable - Related Parties

During 2002, two of our executive officers (the “Lenders”) sold shares of our Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to us under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in our operations. The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003. Fonix and the Lenders have agreed to postpone the maturity date on several occasions. The note is presently due June 30, 2006. All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time. The conversion price was the average closing bid price of the shares at the time of the advances. To the extent the market price of our shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, we made a principal payment of $26,000 against the outstanding balance of the promissory note. During 2004, we entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between us and the note holders. We classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004. We made principal payments against the note of $253,000 during the year ended December 31, 2004. During the year ended December 31, 2005, we received an additional advance of $50,000 against the promissory note. The balance due at December 31, 2005 was $486,000. During the three months ended March 31, 2006 we made principal payments against the promissory note of $50,000. The balance due at March 31, 2006 was $436,000.

The unpaid balance of $436,000 is secured by our intellectual property rights. As of March 31, 2006, the Lenders had not converted any of the outstanding balance or interest into common stock.

Notes Payable

On February 28, 2004, LecStar had an asset securitization facility which provided LecStar with $750,000. Assets securitized under this facility consist of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana. LecStar has pledged its interest in the special purpose securitization facility, LecStar Telecom Ventures LLC, and customer accounts receivable to the lender. We have recorded the $750,000 as a note payable in our consolidated financial statements. The note bears an interest rate of 6.5% and is due on February 27, 2007, with 24 equal monthly installments which began on March 6, 2005. During 2005, we made principal payments of $215,000. During the three months ended March 31, 2006, we made principal payments of $63,000. The balance of the note at March 31, 2006 was $474,000.

In connection with the acquisition of the capital stock of LTEL in 2004, we issued a 5%, $10,000,000, secured, six-year note payable to McCormack Avenue, Ltd. Under the terms of the note payable, quarterly interest only payments are required through January 15, 2005, with quarterly principal and interest payments beginning April 2005 and continuing through January 2010. Interest on the promissory note is payable in cash or, at our option, in shares of our Class A common stock. The note is secured by the capital stock and all of the assets of LTEL and its subsidiaries. The note was valued at $4,624,000 based on an imputed interest rate of 25 percent per annum. The note has a mandatory prepayment clause wherein we are required to make prepayments in any given month where we receive net proceeds in excess of $900,000 from the Fifth Equity Line (or replacements thereof with the Equity Line Investor). The required prepayment is calculated by multiplying the net proceeds received over $900,000 by 33%. For the year ended December 31, 2004, we made mandatory prepayments on the note of $415,000. During 2005, we made mandatory prepayments of $102,000. We did not make any mandatory prepayments during the three months ended March 31, 2006.

The discount on the note is based on an imputed interest rate of 25%. The carrying amount of the note of $4,895,000 at March 31, 2006, was net of unamortized discount of $3,837,000. As of March 31, 2006, we had not made the scheduled payment for January 15, 2006.  We also have not made the scheduled April 15, 2006 payment. On May 12, 2006, McCormack and Fonix entered into an agreement, pursuant to which payments have been extended by the lender to June 16, 2006. As consideration for the extension, LecStar Telecom and LecStar DataNet granted to McCormack a security interest in all of the assets of LecStar Telecom and LecStar DataNet.

Seventh Equity Line of Credit

On May 27, 2005, we entered into a seventh private equity line agreement (the “Seventh Equity Line Agreement”) with Queen, LLC (the “Equity Line Investor”). Under the Seventh Equity Line Agreement, we have the right to draw up to $20,000,000 against an equity line of credit (“the Seventh Equity Line”) from the Equity Line Investor. We are entitled under the Seventh Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of our Class A common stock in lieu of repayment of the draw. The number of shares to be issued is determined by dividing the amount of the draw by 93% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice is tendered. The Equity Line Investor is required under the Seventh Equity Line Agreement to tender the funds requested by us within two trading days after the ten-trading-day period used to determine the market price.

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

Also in connection with the Seventh Equity Line Agreement, we granted registration rights to the Equity Line Investor and has filed two registration statements which cover the resales of the shares to be issued under the Seventh Equity Line. All of the shares registered by the first registration statement had been sold as of October 24, 2005. The second registration statement filed in connection with the Seventh Equity Line was declared effective by the SEC on February 10, 2006.

For the three months ended March 31, 2006, we received $1,250,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $34,000. We issued 87,673,694 shares of Class A common stock to the Equity Line Investor as puts under the Seventh Equity Line totaling $1,500,000. Subsequent to March 31, 2006 and through May 5, 2006, we received $1,250,000 in funds drawn under the Seventh Equity Line and a subscription receivable of $211,000, less commissions and fees of $51,000 and issued 136,047,462 shares of Class A common stock to the Equity Line Investor.

Series J Preferred Stock

On October 6, 2005, we entered into a Series J 5% Convertible Preferred Stock Exchange Agreement (the "Exchange Agreement") with Southridge Partners, LP ("Southridge"), a Delaware limited partnership. Pursuant to the Exchange Agreement, Southridge exchanged all of the shares of Series I Preferred Stock that it acquired from The Breckenridge Fund, LLC, for 1,452 shares of our Series J 5% Convertible Preferred Stock (the "Series J Preferred Stock").

Because the shares of Series J were issued in exchange for the remaining outstanding shares of Series I Preferred Stock, we did not receive any proceeds in connection with the issuance of the Series J Preferred Stock. We issued 1,452 shares of Series J Preferred Stock in exchange for 1,172 shares of Series I Preferred Stock. Of the 280 additional shares that were issued to Southridge, 250 were issued as a placement fee and were accounted for as selling, general and administrative expense. The remaining 30 shares were issued as additional litigation expense and were accounted for as legal settlement expense.

The Series J Preferred Stock entitled Southridge to receive dividends in an amount equal to 5% of the then-outstanding balance of shares of Series J Preferred Stock. The dividends were payable in cash or shares of the Company's Class A common stock, at our option.

The Series J Preferred Stock was convertible into common stock of Fonix at the option of the holder by using a conversion price which was 90% of the average of the two (2) lowest closing bid prices for the twenty-day trading period prior to the conversion date.

Redemption of the Series J Preferred Stock, whether at our option or that of Southridge, required us to pay, as a redemption price, the stated value of the outstanding shares of Series J Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

For the year ended December 31, 2005, the Company issued 3,795,918 shares of its Class A common stock upon conversion of 93 shares of its Series J Preferred Stock. For the three months ended March 31, 2006, we issued 15,028,249 shares of its Class A common stock upon conversion of 266 shares of its Series J Preferred Stock.

Series K Preferred Stock

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

The shares of Series K Preferred Stock were issued pursuant to a Series K 5% Convertible Preferred Stock Exchange Agreement (the “Series K Agreement”), in connection with which Southridge exchanged 1,093 shares of Series J Convertible Preferred Stock for 1,093 shares of Series K Convertible Preferred Stock.

The Series K Preferred Stock may be converted into shares of our Class A common stock at the option of the holder by using a conversion price of $0.01 per share.

Redemption of the Series K Preferred Stock, whether at our option or that of Southridge, requires us to pay, as a redemption price, the stated value of the outstanding shares of Series K Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

In connection with the issuance of the Series K Preferred Stock, the Company filed with the State of Delaware a Certificate of Designation and Series K 5% Convertible Stock Terms (the “Series K Terms”), which become a part of our Certificate of Incorporation, as amended.

Subsequent to filing, but prior to the issuance of any shares of Series K Preferred Stock, we agreed with Southridge to amend the Series K Terms to put a conversion cap of 1.0%, in lieu of a 4.99% conversion cap. Fonix and Southridge entered into an Amended and Restated Series K 5% Convertible Preferred Stock Exchange Agreement, with the only change being the change in the conversion cap.

For the three months ended March 31, 2006, we issued 27,200,000 shares of its Class A common stock upon conversion of 272 shares of its Series K Preferred Stock. Subsequent to March 31, 2006, and through May 5, 2006, we issued 75,100,000 shares of our Class A common stock upon conversion of 751 shares of our Series K Preferred Stock.

Stock Options and Warrants

 During the three months ended March 31, 2006, we granted options to employees to purchase 18,000 shares of Class A common stock. The options have an exercise price of $0.02 per share, which was the quoted fair market value of the stock on the dates of grant. The options granted vest over the three years following issuance. Options expire within ten years from the date of grant if not exercised. Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $0.02 per share. As of March 31, 2006, we had a total of 1,329,305 options to purchase Class A common stock outstanding.

As of March 31, 2006, we had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

Other

We presently have no plans to purchase new research and development or office facilities.

Outlook

Fonix offers businesses and consumers competitive technologies for integrated communication needs such as Voice over Internet Protocol (“VoIP”), Broadband over Power Line (“BPL”), switched telecommunication services and value-added embedded speech interface solutions. Fonix delivers its telecommunications and speech products and services through three incorporated subsidiaries: Fonix Telecom, Inc., LecStar Telecom, Inc. and Fonix Speech, Inc. Integration of company support functions and overhead will create organization-wide operational and financial efficiencies.

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

LecStar Telecom will continue to deliver an array of wireline voice, data and carrier-grade local and long distance telephone services utilizing traditional lines in the Southeast. LecStar’s customer base is limited as a consequence of increased regulatory flexibility resulting in material and retail and wholesale price increases.

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

As we proceed to implement our strategy and to reach our objectives, we anticipate further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments. The strategy adopted by us has significant risks, and shareholders and others interested in Fonix and our Class A common stock should carefully consider the risks set forth under the heading “Certain Significant Risk Factors” in Item 1, Part I, of our Annual Report on Form 10-K for the year ended December 31, 2005.

As noted above, as of March 31, 2006, we had an accumulated deficit of $256,451,000, negative working capital of $21,192,000, accrued liabilities and accrued settlement obligation of $10,988,000 and accounts payable $7,854,000. Sales of products and telecommunications services and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations. We have limited capital available under the Seventh Equity Line. These matters raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon several factors, including our success in (1) increasing telecommunications services, and speech license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs. Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through the sale of our equity securities, primarily in connection with the Seventh Equity Line. We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations. Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions. Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables. As we have noted in our annual report and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact) are forward-looking statements. These statements include, but are not limited to our expectations with respect to the development of a diversified revenue base; delivery of our VoiceDial application; the market volume of educational electronic dictionary devices; our ability to capitalize in markets including toys, appliances, and other devices; the market demand for videogames; our growth strategies and the implementation of our Core Technologies and potential results; our payment of dividends on our common stock; our ability to meet customer demand for speech technologies and solutions; the availability of telecommunications services; development of complementary technologies, products, marketing, and strategic alliance opportunities; the impacts on legacy CLECs of recent regulatory changes; the cost-efficiency of LecStar’s business strategy; the impact of legislative initiatives on local exchange competition; profitability of language learning tools; the status of traditional operator systems; our ability to continue operations in the event we do not receive approval to amend our articles of incorporation; the comparability of our speech-enabled Speech Products to other products; our intentions with respect to strategic collaborations and marketing arrangements; our intentions with respect to use of licenses; our plans with respect to development and acquisition of speech solutions; our goals with respect to supplying speech solutions for OEMs; our expectations with respect to continued financial losses; our expectations with respect to revenues from our telecommunication activities; and our intentions with respect to financing our operations in the future. Additional forward-looking statements may be found in the “Certain Significant Risk Factors” Section of our Annual Report on Form 10-K for the year ended December 31, 2005, together with accompanying explanations of the potential risks associated with such statements.

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

You are cautioned not to place undue reliance on these forward looking statements, which are current only as of the date of this Report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Many important factors could cause actual results to differ materially from management’s expectations, including those listed in the “Certain Significant Risk Factors” Section of our 2005 Annual Report on Form 10-K, as well as the following:

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

The Company and LecStar are aggressively defending against these claims. No assessment currently can be made of the likelihood of an unfavorable outcome.

First Empire - Claims similar to the claims brought in the Grenfell Litigation were also asserted by other plaintiffs in First Empire Corporation, et al., v. LecStar Corporation, et al., filed in the Superior Court of Fulton County, State of Georgia. In the third amended complaint filed in October 2005, the plaintiffs named W. Dale Smith, Chad Smith, Michael Britt, and LTEL Holdings Corporation as defendants. Messrs Smith and Britt are former officers and directors of the former parent of LecStar. LTEL Holdings was the sole shareholder of LecStar when acquired by the Company in February 2004. In the third amended complaint, the plaintiffs allege that Dale Smith breached his fiduciary duty to the former parent of LecStar by participating in the transaction in which the parent lost control of LecStar, that LTEL Holdings procured that alleged wrongful conduct from Smith, that the transaction in which the former parent lost control of LecStar was a fraudulent conveyance, and that a constructive trust should be imposed on LecStar for the benefits of the plaintiffs.

Messrs. Smith and Britt and LTEL Holdings have filed an answer in the litigation, but have not been involved in discovery in this litigation because the litigation is in the early stages. Nonetheless, the Company believes that the claims of the plaintiffs are without merit, and management intends to vigorously defend against the claims of the plaintiffs.

The principal Series H preferred stockholder has placed 300 shares of Series H Preferred Stock in escrow (the “Escrow Shares”) for a period of 12 months from the date of acquisition as protection with respect to breaches of representations and warranties of the LTEL Holdings selling stockholders, including any liability or payment that may arise from the above mentioned legal action. As a result of the filing of the First Empire Litigation, the Company has asserted a claim for breach of certain representations and warranties. To the Company’s knowledge, the Escrow Shares have not been released.

Greenwich Insurance Action - The Greenwich litigation is an action filed in the United States District Court for the Northern District of Georgia, in which Greenwich Insurance Company is seeking a declaratory judgment against the directors and officers of the former parent entity of LecStar and others. Greenwich seeks an order that it is not liable for coverage under its directors and officers’ liability policy for claims asserted in the First Empire litigation against several individuals who were officers and directors of LecStar, including W. Dale Smith, Michael Britt and Chad Smith. Greenwich also seeks recovery of fees advanced to law firms on behalf of these individuals for defense costs associated with the First Empire litigation, which Greenwich claims are in excess of $100,000. LecStar Telecom has agreed to assume defense costs incurred on behalf of Messrs. Smith and Britt in the Greenwich litigation. Messrs. Smith and Britt have filed answers denying the allegations of Greenwich. While it is the intent of Messrs. Smith and Britt to aggressively defend against the plaintiff’s claims, Messrs. Smith and Britt may experience exposure to the loss of insurance coverage presently afforded under the policy of insurance provided by Greenwich. In that case, LecStar Telecom may have exposure for any liability associated with indemnity claims from the officers and directors arising from previously advanced and future defense costs, as well as the costs of defending the Greenwich claim itself.

Item 1A.  Risk Factors

We attempt to identify, manage and mitigate the risks and uncertainties associated with our business to the extent practical. However, some level of risk and uncertainty will always be present. The section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, entitled “Certain Significant Risk Factors” describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We have revised the following risk factors which were previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Holders of Fonix Class A common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of Class A common stock in connection with the Seventh Equity Line.

The following table describes the number of shares of Class A common stock that would be issuable, assuming that the full remaining amount available under the Seventh Equity Line as of May 5, 2006, namely $13,873,000, had been put to the Equity Line Investor (irrespective of the availability of registered shares), and further assuming that the applicable conversion price at the time of such put were the following amounts:

Hypothetical Conversion Price	Shares issuable upon puts aggregating $13,873,000
$0.02	693,650,000
$0.03	462,433,333
$0.05	277,460,000
$0.10	138,730,000
$0.15	92,483,667
$0.25	55,492,000
$0.30	46,243,333

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

For example, if the Company were to draw down $3,000,000, at May 5, 2006, under the Seventh Equity Line, the number of shares issuable would be approximately 244,000,000. As of May 5, 2006, we had 733,978,635 shares of our Class A common stock issued and outstanding. An issuance of 244,000,000 would constitute an increase of approximately 33%. By way of information, during 2005 and through May 5, 2006, our stock price ranged from $0.02 to $0.19 per share

Our substantial and continuing losses since inception, coupled with significant ongoing operating expenses, raise doubt about our ability to continue as a going concern.

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

We incurred net losses of $22,631,000, $15,148,000 and $13,543,000 for the years ended December 31, 2005, 2004 and 2003. We incurred a net loss of $4,081,000 for the three months ended March 31, 2006. As of March 31, 2006, we had an accumulated deficit of $265,451,000, accrued liabilities and accrued settlement obligation of $10,988,000 and owed trade payables of $7,854,000.

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

We previously established six equity lines of credit with an unaffiliated third party (the “Equity Line Investor”) upon which we drew to pay operating expenses. We have entered into a Seventh Equity Line agreement wherein we have previously registered the sale of up to 100,000,000 shares of Class A common stock and have registered the sale of up to another 300,000,000 shares of Class A common stock. As of May 5, 2006, $13,873,000 remained available under the Seventh Equity Line.

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

As of March 31, 2006, 2005, we had debt obligations of $6,376,000, accrued liabilities and accrued settlement obligation of $10,988,000 and vendor accounts payable of approximately $7,854,000. At present, our revenues from existing licensing arrangements, Speech Product sales and telecommunication services are not sufficient to offset our ongoing operating expenses or to pay in full our current debt obligations.

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

Additional Risk Factors Associated with the Acquisition of LTEL Holdings Corporation

Regulatory Uncertainty

Prior to 2005, the Company’s telecommunications services were provided almost exclusively through the use of unbundled network elements purchased from BellSouth, LecStar’s primary incumbent local exchange company (“ILEC”), that were made available to us pursuant to 1996 Telecommunications Act (the “1996 Act”) and the Federal Communications Commission (“FCC”) rules. The availability of cost-based rates for these unbundled network elements has enabled LecStar to price its local telecommunications services competitively.

In December 2004, the FCC issued final rules that effectively eliminated the requirement under the 1996 Act that incumbent local exchange companies provide competitive local exchange companies (“CLECs”), including the Company’s telecommunications operations, wholesale services using the unbundled network element platform (“UNE-P”) on a cost based rate known as Total Element Long Run Incremental Cost. The FCC established a 12-month transition plan for implementation:

•
Effective on March 11, 2005, LecStar was no longer able to use UNE-P to provide service to new customers, but continued to do so for our then-existing customers until March 10, 2006. As a result, LecStar was unable to add new customers in any area where LecStar did not have access to a wholesale alternative to BellSouth.

•
From March 11, 2005 to March 10, 2006, the wholesale rates that LecStar was charged for the unbundled network elements purchased from the ILECs were increased by $1 per line per month. Since March 11, 2006, LecStar has not been able to use UNE-P to provide service to any of our customers, including pre-existing customers. As a result, LecStar has serviced its customers that are not served by another wholesale network through resale or other wholesale agreements with BellSouth which has resulted in significantly higher costs as compared to servicing customers using the previously available UNE-P platform.

In December 2004, the FCC also adopted new rules affecting our access to the local loops facilities and the dedicated transport facilities that we purchase from BellSouth and that are necessary for the operation of our own network facilities. These new rules apply only to the customer base as it existed on March 11, 2005, and do not permit LecStar to add new dedicated transport unbundled network elements in the absence of impairment.

The loss of access to cost-based UNE-P substantially impaired our plans to deploy our own network facilities. Our cost of service has risen dramatically and our plans for a service rollout using our own network facilities could be delayed substantially or curtailed entirely. These regulatory changes have had a material adverse effect on our business, prospects, operating margins, results of operations, cash flows and financial condition.

In June 2003, the Georgia Public Service Commission (“GPSC”) reduced rates for wholesale access to unbundled elements in Georgia, as part of a comprehensive cost case. The result of that ruling was appealed by BellSouth. During the intervening period LecStar Telecom has been purchasing UNE-P lines at the rates established by the GPSC in June 2003. The U.S. District Court for the Northern District of Georgia ruled in April 2004 that the June 2003 GPSC order was unlawful. The Court remanded the case back to the GPSC with a requirement to “make whole” BellSouth for the difference in rates. Other CLECs appealed the ruling to the U.S. Court of Appeals for the Eleventh Circuit. On appeal, the District Court’s ruling was affirmed in February 2005. The GPSC then established a new higher rate for UNE-P in Georgia in February 2006 and established a period of time through which LecStar Telecom would have to pay the difference in rates to BellSouth. A roll back to pre June 2003 UNE-P rates has an impact of roughly $2.00 per line per month. On May 1, 2006 BellSouth sent a letter to LecStar accompanied by a breakdown of the proposed true up of rates in the amount of $1,564,000. LecStar Telecom has begun reviewing the backup materials provided by BellSouth and has identified significant errors in the calculations. LecStar Telecom has been actively seeking to correct these errors. While the exact amount of the true up payments are not currently known, the extent to which these charges can be back billed based upon interconnection agreement will need to be addressed in negotiations with BellSouth and, potentially, before the GPSC.

Potential Impacts

We are subject to federal, state, and local laws, regulations, and orders affecting the rates, billing, terms, and conditions of certain of our service offerings, our costs and other aspects of our operations, including our relations with other service providers. Regulation varies in each jurisdiction and may change in response to judicial proceedings, legislative and administrative proposals, government policies, competition and technological developments. We cannot predict what impact, if any, such changes or proceedings may have on our business or results of operations, and we cannot guarantee that regulatory authorities will not raise material issues regarding our compliance with applicable regulations. There are several regulatory factors that could cause our network and line costs as a percentage of revenue to increase in the future, including without limitation:

•
As a result of significant changes to the FCC rules that required the incumbent local exchange companies, such as the Regional Bell Operating Companies that are our principal suppliers, to provide us the unbundled network elements of their operating platforms on a wholesale basis, the wholesale operating platforms of the incumbent local exchange companies is effectively not available at cost based rates. This determination and others by the FCC, courts, or state commissions that make unbundled local switching and/or combinations of unbundled network elements effectively unavailable to us in some or all of our geographic service areas, has required us to provide services in these areas through other means, including total service resale agreements, purchase of special access services or network elements from the Regional Bell Operating Companies or wholesale services from other CLECs. Access to unbundled network elements at "just and reasonable" rates under Section 271 of the Act is another alternative platform; however, to our knowledge, no public service commission in the Southeast had established 271 rates for local switching as of the date of the report. Regardless of the platform used to serve customers, in all cases we have experienced and are likely to experience significantly increased costs of service.

•
Another factor that could cause our costs to increase is the potential adverse changes to the current pricing methodology, TELRIC, mandated by the FCC for use in establishing the prices charged to us by incumbent local exchange companies for the use of their unbundled network elements for as long as we are permitted to continue to use them, and for the use of transport and other services in connection with our local network. The FCC’s 2003 Triennial Review Order, which was reversed in part and remanded to the FCC with instructions to revise the Order in material ways clarified several aspects of these pricing principles related to depreciation, fill factors (i.e. network utilization) and cost of capital, which could enable ILECs to increase the prices for unbundled network elements. In addition, the FCC released a Notice of Proposed Rulemaking on December 15, 2003, which initiated a proceeding to consider making additional changes to its unbundled network element pricing methodology, including reforms that would base prices more on the actual network costs incurred by incumbent local exchange companies than on the hypothetical network costs that would be incurred when the most efficient technology is used. The TELRIC methodology still governs our pricing for loops purchased from the incumbent local exchange companies in connection with our local network. We cannot predict if the FCC will order new TELRIC pricing or if Congress will amend the 1996 Act, affecting such pricing or availability. These changes could result in material increases in prices charged to us for unbundled network elements, including those used in our own local network.

As a result of such current uncertainty in the regulatory environment, any or all of a variety of variables such as the pending Federal and related state regulatory and court decisions, on-going proceedings in these jurisdictions and commercial negotiations underway, could potentially result in retroactively applied liabilities, future increases in monthly recurring costs of services, or both.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2006, we issued 87,673,694 shares of our common stock under the Seventh Equity Line to the Equity Line Investor. We issued 15,028,249 shares of our common stock in connection with conversions of our Series J Preferred Stock. We issued 27,200,000 shares of our common stock in connection with conversions of our Series K Preferred Stock. We issued 2,838,412 shares of our common stock in payment of dividends on our Series H Preferred Stock. Subsequent to March 31, 2006 and through May 5, 2006, we issued 136,047,462 shares of our common stock under the Seventh Equity Line and 75,100,000 shares of our common stock in conversion of 751 shares of Series K Preferred Stock. The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

The resales of the shares issued in connection with the Seventh Equity Line were registered under registration statements on Form S-1. The proceeds from the Seventh Equity Line transactions were used for working capital.

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

Fonix Corporation

Date: May 12, 2006	/s/ Roger D. Dudley
Roger D. Dudley, Executive Vice President,
Chief Financial Officer
(Principal financial officer)