Form 10-Q/A
period 2006-03-31
FONIX CORP
filed 2006-08-03
CIK 855585

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

The purpose of this amendment is to revise the Liquidity section of Management's Discussion and Analysis on page 22, and to revise Note 9 to the financial statements.  No other changes have been made.

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

9. BUSINESS SEGMENTS

Information related to Fonix’s reportable operating business segments is shown below. Fonix’s reportable segments are reported in a manner consistent with the way management evaluates the businesses. The Company identifies its reportable business segments based on differences in products and services. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. The products and services of each business segment are further described in Note 1. The Company has identified the following business segments (the Company had previously identified three operating segments, the LecStar Telecom operating segment and the Fonix Telecom operating segment have been combined as the Telecom Operations segment for 2005 and 2006 below):

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

The following presents certain segment information as of and for the three months ended March 31, 2006:

	Telecom Operations	Speech Operations	Total

Revenues from external customers	$2,910,000	$272,000	$3,182,000
Selling, general and administrative	1,875,000	1,166,000	3,041,000
Depreciation and amortization	550,000	15,000	565,000
Product development and research	--	563,000	563,000
Interest expense	385,000	374,000	759,000
Segment loss	(2,230,000)	(1,851,000)	(4,081,000)
Segment assets	5,304,000	3,236,000	8,540,000
Expenditures for segment assets	23,000	2,000	25,000

The following presents certain segment information as of and for the three months ended March 31, 2005:

	Telecom Operations	Speech Operations	Total

Revenues from external customers	$3,913,000	$310,000	$4,223,000
Selling, general and administrative	2,356,000	1,059,000	3,415,000
Depreciation and amortization	1,603,000	20,000	1,623,000
Product development and research	--	510,000	510,000
Gain on sale of investments	134,000	--	134,000
Interest expense	385,000	374,000	759,000
Segment loss	(2,408,000)	(1,672,000)	(4,080,000)
Segment assets	13,866,000	3,691,000	17,557,000
Expenditures for segment assets	138,000	7,000	145,000

Revenues and assets outside the United States of America were not material. During the three months ended March 31, 2006 and 2005, the Company had no customers that exceeded 10% of total revenues.

10. SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

We must raise additional funds to be able to satisfy our cash requirements during the next 12 months. It is anticipated that we will need to raise approximately $6 to $8 million over the next 12 months to meet obligations and continue our product development, corporate operations and marketing expenses. Because we presently have only limited revenue from operations, we intend to continue to rely primarily on financing through the sale of our equity and debt securities to satisfy future capital requirements until such time as we are able to enter into additional third-party licensing, collaboration, or co-marketing arrangements such that we will be able to finance ongoing operations from license, royalty, and sales revenue. We are working with game developers and other potential licensors of our speech product offerings to develop additional revenue streams for our speech technologies. We are also continuing to market our VoIP service through Fonix Telecom and anticipate opening additional markets in the Southeastern United States that will provide us with potential customers that we have not been able to service to date. There can be no assurance that we will be able to enter into such agreements or that we will be successful in our VoIP expansion into different markets. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of Fonix in connection with such financing could result in substantial additional dilution to the stockholders of Fonix.

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

Fonix Corporation

Date: August 2, 2006	/s/ Roger D. Dudley
Roger D. Dudley, Executive Vice President,
Chief Financial Officer
(Principal financial officer)