Form 10-Q
period 2006-06-30
FONIX CORP
filed 2006-08-11
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to __________.

Commission File No. 0-23862

Fonix Corporation
(Exact name of registrant as specified in its charter)

Delaware	22-2994719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Larger Accelerated Filer __    Accelerated Filer __    Non-Accelerated Filer   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act). Yes __  No  X

As of August 8, 2006, there were issued and outstanding 820,095,891 shares of our Class A common stock.

FONIX CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - As of June 30, 2006, and December 31, 2005	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2006 and 2005	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	30

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 6.	Exhibits	35

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS

Current assets
Cash and cash equivalents	$30,000	$168,000
Accounts receivable, net of an allowance for doubtful accounts of $138,000 and $137,000, respectively	1,000,000	1,121,000
Prepaid expenses and other current assets	295,000	176,000

Total current assets	1,325,000	1,465,000

Property and equipment, net of accumulated depreciation of $1,807,000 and $1,594,000, respectively	769,000	947,000

Deposits and other assets	1,587,000	1,592,000

Intangible assets, net of accumulated amortization of $0 and $0, respectively	729,000	2,658,000

Goodwill	2,631,000	2,631,000

Total assets	$7,041,000	$9,293,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$10,349,000	$8,138,000
Accounts payable	8,269,000	6,770,000
Accrued payroll and other compensation	346,000	223,000
Accrued settlement obligation, net of unamortized discount of $35,000 and $118,000, respectively	1,495,000	1,853,000
Deferred revenues	873,000	923,000
Notes payable - related parties	436,000	486,000
Current portion of notes payable	2,816,000	1,847,000
Deposits and other	227,000	229,000

Total current liabilities	24,811,000	20,469,000

Long-term notes payable, net of current portion	3,325,000	4,050,000

Total liabilities	28,136,000	24,519,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Series H, nonconvertible; 2,000 shares outstanding (aggregate liquidation preference of $20,000,000)	4,000,000	4,000,000
Series I, convertible; 0 shares and 0 shares outstanding, respectively	-	-
Series J, convertible; 0 shares and 1,359 shares outstanding, respectively	-	1,359,000
Series K, convertible; 0 shares and 0 shares outstanding, respectively	-	-
Common stock, $0.0001 par value; 800,000,000 shares authorized;
Class A voting, 797,311,609 shares and 392,929,230 shares outstanding, respectively	80,000	39,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	235,046,000	228,905,000
Outstanding warrants to purchase Class A common stock	474,000	474,000
Cumulative foreign currency translation adjustment	11,000	18,000
Accumulated deficit	(261,206,000)	(250,521,000)

Total stockholders' deficit	(21,095,000)	(15,226,000)

Total liabilities and stockholders' deficit	$7,041,000	$9,293,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$3,259,000	$4,324,000	$6,441,000	$8,547,000
Cost of revenues	2,254,000	2,499,000	4,586,000	4,686,000

Gross profit	1,005,000	1,825,000	1,855,000	3,861,000

Expenses:
Selling, general and administrative	2,771,000	3,404,000	5,906,000	6,817,000
Impairment of intangible assets	1,011,000	-	1,011,000	-
Amortization of intangible assets	459,000	1,586,000	918,000	3,172,000
Product development and research	590,000	527,000	1,160,000	1,046,000

Total expenses	4,831,000	5,517,000	8,995,000	11,035,000

Other income (expense):
Interest income	-	5,000	-	18,000
Interest expense	(680,000)	(666,000)	(1,442,000)	(1,408,000)
Gain on sale of investments	-	-	-	134,000
Gain on forgiveness of liabilities	-	16,000	-	16,000

Other expense, net	(680,000)	(645,000)	(1,442,000)	(1,240,000)

Net loss	(4,506,000)	(4,337,000)	(8,582,000)	(8,414,000)
Preferred stock dividends	(254,000)	(276,000)	(2,103,000)	(573,000)

Loss attributable to common stockholders	$(4,760,000)	$(4,613,000)	$(10,685,000)	$(8,987,000)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Net loss	$(4,506,000)	$(4,337,000)	$(8,582,000)	$(8,414,000)
Other comprehensive (loss) income - foreign currency translation	-	11,000	7,000	22,000

Comprehensive loss	$(4,506,000)	$(4,326,000)	$(8,575,000)	$(8,392,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,	2006	2005
Cash flows from operating activities
Net loss	$(8,582,000)	$(8,414,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for interest expense on long-term debt	-	267,000
Accretion of discount on notes payable	368,000	375,000
Accretion of discount on legal settlement	82,000	-
Impairment losses	1,011,000	-
Gain on sale of long-term assets	-	(134,000)
Amortization of intangibles	918,000	3,172,000
Depreciation	213,000	82,000
Foreign exchange loss (gain)	(7,000)	22,000
Changes in assets and liabilities
Accounts receivable	121,000	328,000
Prepaid expenses and other current assets	(119,000)	(134,000)
Other assets	5,000	(174,000)
Accounts payable	1,499,000	678,000
Accrued payroll and other compensation	123,000	(1,255,000)
Other accrued liabilities	1,761,000	774,000
Deferred revenues	(50,000)	44,000

Net cash used in operating activities	(2,657,000)	(4,369,000)

Cash flows from investing activities
Proceeds from sale of long term investments	-	371,000
Purchase of property and equipment	(35,000)	(838,000)

Net cash used in investing activities	(35,000)	(467,000)

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	3,168,000	4,791,000
Proceeds from other notes payable	55,000	110,000
Payments on related party note payable	(105,000)	-
Payments of accrued settlement obligation	(440,000)	-
Principal payments on notes payable	(124,000)	(95,000)

Net cash provided by financing activities	2,554,000	4,806,000

Net decrease in cash and cash equivalents	(138,000)	(30,000)

Cash and cash equivalents at beginning of year	168,000	423,000

Cash and cash equivalents at end of year	$30,000	$393,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Six Months Ended June 30, 2006:

Issued 15,028,249 shares of Class A common stock in conversion of 266 shares of Series J Convertible Preferred Stock.

Issued 109,300,000 shares of Class A common stock in conversion of 1,093 shares of Series K Convertible Preferred Stock.

Issued 2,838,412 shares of Class A common stock as payment of $65,000 of dividends on Series H Preferred Stock.

Accrued $500,000 of dividends on Series H Preferred Stock.

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

Operating results for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Through LecStar, the Company provides a full array of wireline voice, data, long distance and Internet telephone services utilizing traditional lines. LecStar Telecom, Inc., is certified by the Federal Communications Commission in nine states—Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee—as a competitive local exchange carrier (“CLEC”) to provide regulated local, long distance and international telecommunications services. LecStar serves small- to medium-sized businesses and residential customers with a balanced focus on high-density metropolitan areas and under-served smaller communities. Services are offered at moderate discounts off BellSouth prices and are delivered through the use of LecStar’s network facilities, Unbundled Network Elements (“UNEs”), and/or resold via services acquired through wholesale agreements with BellSouth and other carriers. LecStar’s provisioning systems are electronically interfaced with BellSouth, enabling the efficient ordering of services in real time.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Business Condition - For the three months ended June 30, 2006 and 2005, the Company generated revenues of $3,259,000 and $4,324,000, respectively; incurred net losses of $4,506,000 and $4,337,000, respectively. For the six months ended June 30, 2006 and 2005, the Company generated revenues of $6,441,000 and $8,547,000, respectively, incurred net losses of $8,582,000 and $8,414,000, respectively, and had negative cash flows from operating activities of $2,657,000 and $4,369,000, respectively. As of June 30, 2006, the Company had an accumulated deficit of $261,206,000, negative working capital of $23,486,000, accrued liabilities and accrued settlement obligation of $12,190,000, accounts payable of $8,269,000 and current portion of notes payable of $3,252,000. The Company expects to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2007, primarily due to expenditure requirements associated with continued marketing and development of its speech-enabling technologies, further developing its telecommunications services business and from recent negative changes in federal regulations that may discontinue the Company’s ability to provide unbundled network elements (the “UNE-P platform”) to its telecommunications customers.

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

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. As of June 30, 2006 and 2005, there were outstanding common stock equivalents to purchase 49,919,168 and 38,264,776 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months and six months ended June 30, 2006 and 2005:

Three Months Ended June 30,	2006		2005
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss	$(4,506,000)		$(4,337,000)
Preferred stock dividends	(254,000)		(276,000)
Loss attributable to common stockholders	$(4,760,000)	$(0.01)	$(4,613,000)	$(0.02)
Weighted-average common shares outstanding	705,796,055		216,972,730

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30,	2006		2005
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss	$(8,582,000)		$(8,414,000)
Preferred stock dividends	(2,103,000)		(573,000)
Loss attributable to common stockholders	$(10,685,000)	$(0.02)	$(8,987,000)	$(0.05)
Weighted-average common shares outstanding	686,768,855		184,465,237

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

Deferred revenue as of June 30, 2006, and December 31, 2005, consisted of the following:

Description	Criteria for Recognition	March 31, 2006	December 31, 2005
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 491,000	$ 466,000
Telecom deferred revenue	Service provided for customer	382,000	457,000
Total deferred revenue		$ 873,000	$ 923,000

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
The Company recognized compensation expense related to option grants and the vesting of previously unvested options for the three months ended June 30, 2006, of $1,000. For the six months ended June 30, 2006, the Company recognized compensation expense related to option grants and the vesting of previously unvested options of $7,000.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Prior to January 1, 2006, the Company accounted for stock options granted under its Stock Option Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below for the three and six months ended June 30, 2005:

Three Months Ended June 30,	2005
Net loss, as reported	$(4,337,000)
Add back: Total stock-based employee compensation	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(15,000)
Pro forma net loss	$(4,352,000)
Basic and diluted net loss per common share:
As reported	$(0.02)
Pro forma	(0.02)

Six Months Ended June 30,	2005
Net loss, as reported	$(8,414,000)
Add back: Total stock-based employee compensation	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(37,000)
Pro forma net loss	$(8,451,000)
Basic and diluted net loss per common share:
As reported	$(0.05)
Pro forma	(0.05)

The fair value of the options granted during the six months ended June 30, 2005 was $76,160, or $0.11 per share, and was estimated on the dates granted using the Black Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 142%, risk-free rate of 3.75% and expected life of 5 years.

2. GOODWILL AND INTANGIBLE ASSETS

Goodwill - Goodwill relates solely to Fonix Speech. The carrying value of goodwill is assessed for impairment quarterly. An assessment was performed for the quarter ended June 30, 2006, which resulted in no impairment, and the carrying value of goodwill remained unchanged at $2,631,000 for the six months ended June 30, 2006.

Intangible Assets - The components of intangible assets at June 30, 2006, were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
LecStar Customer base - business	$729,000	--	$729,000

Customer base amortization was $459,000 and $1,300,000 for the three months ended June 30, 2006 and 2005, respectively. Customer base amortization was $918,000 and $2,600,000 for the six months ended June 30, 2006 and 2005, respectively. Amortization related to contracts and agreements was $285,000 during the three months ended and $570,000 during the six months ended June 30, 2005. All amortization expense is charged to selling, general and administrative expense.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

At June 30, 2006, the Company recognized an impairment charge related to the LecStar business customer base of $1,011,000 which is reflected in the accompanying financial statements. The impairment was recognized based on decreased future projected cash flows projected to be produced from the LecStar business customer base due primarily to the increasing cost of providing these services.

3. NOTES PAYABLE

On February 24, 2004, LecStar had an asset securitization facility of $750,000. Assets securitized under this facility consist of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana. LecStar has pledged to the lender its interest in the special purpose securitization facility, LecStar Telecom Ventures LLC, a wholly owned subsidiary of LTEL, and customer accounts receivable. The note bears an interest rate of 6.5% and is due on February 27, 2007, with 24 equal monthly installments which began on March 6, 2005. During 2005, the Company made principal payments of $213,000. During the six months ended June 30, 2006, the Company made principal payments of $124,000. The balance of the note at June 30, 2006 was $413,000.

In connection with the acquisition of the capital stock of LTEL in 2004, the Company issued a 5%, $10,000,000, secured, six-year note payable to McCormack Avenue, Ltd. Under the terms of the note payable, quarterly interest- only payments were required through January 15, 2005, with quarterly principal and interest payments of $319,000 beginning April 2005 and continuing through January 2010. Interest on the promissory note is payable in cash or, at the Company’s option, in shares of the Company’s Class A common stock. The note is secured by the capital stock and all of the assets of LTEL and its subsidiaries. The note was originally valued at $4,624,000 based on an imputed interest rate of 25 percent per annum. The note has a mandatory prepayment clause wherein the Company is required to make prepayments in any given month where the Company receives net proceeds in excess of $900,000 from the Fifth Equity Line (or replacements thereof with the Equity Line Investor). The required prepayment is calculated by multiplying the net proceeds received over $900,000 by 33%. For the year ended December 31, 2004, the Company made mandatory prepayments on the note of $415,000. During 2005, the Company made mandatory prepayments of $102,000. The Company did not make any mandatory prepayments during the six months ended June 30, 2006.

The discount on the note is based on an imputed interest rate of 25%. The carrying amount of the note of $5,078,000 at June 30, 2006, was net of unamortized discount of $3,655,000. As of June 30, 2006, the Company had not made the scheduled payments for January 15, 2006 or April 15, 2006. As of August 8, 2006, the Company had not made the scheduled July 15, 2006 payment. On May 12, 2006, McCormack and the Company entered into an agreement, pursuant to which payments were extended by the lender to June 16, 2006. As consideration for the extension, LecStar Telecom and LecStar DataNet granted to McCormack a security interest in all of the assets of LecStar Telecom and LecStar DataNet. As of August 8, 2006, the Company had not made any scheduled payments for 2006.

During the fourth quarter of 2005, the Company entered into two promissory notes with an unrelated third party in the aggregate amount of $650,000. These notes accrue interest at 10% annually and were due and payable during May and June of 2006. As of August 8, 2006, the Company had not made the scheduled payments on these promissory notes.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following schedule summarizes the Company’s current debt obligations and respective balances at June 30, 2006, and December 31, 2005:

Notes Payable	2006	2005

5% Note payable to a company, $8,733,000 and $8,733,000, respectively face amount, due in quarterly installments of $319,000, matures January 2010, less unamortized discount based on interest imputed at 25% of $3,655,000 and $4,023,000, respectively	$5,078,000	$4,710,000

Note payable to a company, interest at 10%, matures May 2006	350,000	350,000

Note payable to a company, interest at 10%, matures June 2006	300,000	300,000

Note payable to a company, due in monthly installments of $23,000, interest at 6.5%, matures January 2008, collateralized by trade accounts receivable	413,000	537,000

Note payable to related parties, interest at 12%, matures September 2006, secured by intellectual property rights	436,000	486,000

Total notes payable	6,577,000	6,383,000
Less current maturities	(3,252,000)	(2,333,000)
Long-Term Note Payable	$3,325,000	$4,050,000

4. RELATED-PARTY NOTES PAYABLE

During 2002, two of the Company’s executive officers (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to the Company under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in the Company’s operations. The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003. Fonix and the Lenders have agreed to postpone the maturity date on several occasions. The note is presently due September 30, 2006. All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time. The conversion price was the average closing bid price of the shares at the time of the advances. To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

During the fourth quarter of 2003, the Company made a principal payment of $26,000 against the outstanding balance of the promissory note. During 2004, the Company entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between the Company and the note holders. The Company classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004. The Company made principal payments against the note of $253,000 during the year ended December 31, 2004. During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note. The balance due at December 31, 2005 was $486,000. During the six months ended June 30, 2006 the Company an additional advance of $55,000 and made principal payments against the promissory note of $105,000. The balance due at June 30, 2006 was $436,000.

The unpaid balance of $436,000 is secured by the Company’s intellectual property rights. As of June 30, 2006, the Lenders had not converted any of the outstanding balance or interest into common stock.

5. PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock - As of June 30, 2006, there were 166,667 shares of Series A convertible preferred stock outstanding. Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock. At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock. In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

Series H Preferred Stock - The Company issued 2,000 shares of 5% Series H nonvoting, nonconvertible Preferred Stock on February 24, 2004 in connection with the acquisition of LTEL. Dividends on the $10,000,000 stated value of the outstanding Series H Preferred Stock are payable at the rate of 5% per annum as and when declared by the Board of Directors. The annual dividend requirement is $1,000,000. If dividends are declared on Fonix's common stock, as a condition of that dividend, Fonix is required to pay three percent of the aggregate amount of such dividend to the Series H Preferred Stock. Dividends on the Series H Preferred Stock are payable in cash or, at the option of Fonix, in shares of Class A common stock. The Company has accrued for the March 31, 2006 and June 30, 2006 dividend payments under the Series H Preferred Stock, but has not paid the dividends to the holders of the Series H Preferred Stock as of the date of this report.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

For the year ended December 31, 2005, the Company issued 3,795,918 shares of its Class A common stock upon conversion of 93 shares of its Series J Preferred Stock. For the six months ended June 30, 2006, the Company issued 15,028,249 shares of its Class A common stock upon conversion of 266 shares of its Series J Preferred Stock.

Series K Preferred Stock - On February 3, 2006, the Company’s Board of Directors approved the designation and issuance of Series K 5% Convertible Preferred Stock (the “Series K Preferred Stock”). The Series K Preferred Stock entitled the holder to receive dividends in an amount equal to 5% of the stated value of the then-outstanding balance of shares of Series K Preferred Stock. The dividends were payable in cash or shares of the Company’s Class A common stock, at the Company’s option.

The shares of Series K Preferred Stock were issued pursuant to a Series K 5% Convertible Preferred Stock Exchange Agreement (the “Series K Agreement”), in connection with which Southridge exchanged 1,093 shares of Series J Convertible Preferred Stock for 1,093 shares of Series K Convertible Preferred Stock.

The Series K Preferred Stock were convertible into common stock of the Company at the option of the holder by using a conversion price of $0.01 per share.

Redemption of the Series K Preferred Stock, whether at the Company’s option or that of Southridge, required the Company to pay, as a redemption price, the stated value of the outstanding shares of Series K Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

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

For the six months ended June 30, 2006, the Company issued 109,300,000 shares of its Class A common stock upon conversion of all 1,093 shares of its Series K Preferred Stock.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

Also in connection with the Seventh Equity Line Agreement, the Company granted registration rights to the Equity Line Investor and has filed three registration statements which cover the resales of the shares to be issued under the Seventh Equity Line. All of the shares registered by the first registration statement had been sold as of October 24, 2005. The second registration statement filed in connection with the Seventh Equity Line was declared effective by the SEC on February 10, 2006. The third registration statement was filed June 23, 2006, and as of August 8, 2006, had not been declared effective by the SEC.

For the six months ended June 30, 2006, the Company received $3,267,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $112,000. The Company issued 277,215,718 shares of Class A common stock to the Equity Line Investor as puts under the Seventh Equity Line totaling $3,267,000.

7. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Class A Common Stock - During the six months ended June 30, 2006, 277,215,718 shares of Class A common stock were issued in connection with draws on the equity line (see Note 6), 15,028,249 shares were issued in conversion of 266 shares of Series J Preferred Stock, 109,300,000 shares were issued in conversion of 1,093 shares of Series K Preferred Stock and 2,838,412 shares were issued in payment of dividends on Series H Preferred Stock.

Stock Options - As of June 30, 2006, the Company had a total of 1,310,705 options to purchase Class A common stock outstanding. During the six months ended June 30, 2006, the Company granted options to employees to purchase 58,000 shares of Class A common stock, none of which were to employees participating in the option exchange program. The options have exercise prices ranging from $0.01 to $0.02 per share, which was the quoted fair market value of the stock on the dates of grant. The options granted vest over the three years following issuance. Options expire within ten years from the date of grant if not exercised. Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $0.01 per share.

Warrants - As of June 30, 2006, the Company had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

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

Breckenridge Complaint - On June 6, 2006, The Breckenridge Fund, LP (“Breckenridge”) filed a complaint against the Company in the Supreme Court of the State of New York, County of Nassau (Index No. 009050/06), in connection with a settlement agreement between the Company and Breckenridge entered into in September 2005.  In the Complaint, Breckenridge alleges that Fonix failed to pay certain amounts due under the settlement agreement in the amount of $450,000. No answer to the complaint has been filed. The Company intends to vigorously defend itself.

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

The following presents certain segment information as of and for the six months ended June 30, 2006:

	Telecom Operations	Speech Operations	Total

Revenues from external customers	$5,802,000	$639,000	$6,441,000
Selling, general and administrative	3,297,000	2,406,000	5,703,000
Impairment charge	1,011,000	--	1,011,000
Depreciation and amortization	1,108,000	29,000	1,137,000
Product development and research	--	1,144,000	1,144,000
Interest expense	751,000	691,000	1,442,000
Segment loss	(3,697,000)	(4,885,000)	(8,582,000)
Segment assets	3,054,000	3,987,000	7,041,000
Expenditures for segment assets	23,000	12,000	35,000

The following presents certain segment information as of and for the six months ended June 30, 2005:

	Telecom Operations	Speech Operations	Total

Revenues from external customers	$7,827,000	$720,000	$8,547,000
Selling, general and administrative	4,403,000	2,332,000	6,735,000
Depreciation and amortization	3,222,000	32,000	3,254,000
Product development and research	--	1,046,000	1,046,000
Gain on sale of investments	134,000	--	134,000
Interest expense	761,000	647,000	1,408,000
Segment loss	(6,742,000)	(1,672,000)	(8,414,000)
Segment assets	12,729,000	3,568,000	16,297,000
Expenditures for segment assets	831,000	7,000	838,000

Revenues and assets outside the United States of America were not material. During the six months ended June 30, 2006 and 2005, the Company had no customers that exceeded 10% of total revenues.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

10. SUBSEQUENT EVENTS

Subsequent to June 30, 2006, and through August 8, 2006, the Company received $111,000 in funds, less commissions and fees of $2,000 drawn under the Seventy Equity Line and issued 22,784,282 additional shares of Class A common stock to the Equity Line Investor.

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

For the three months ended June 30, 2006 and 2005, we generated revenues of $3,259,000 and $4,327,000, respectively and incurred net losses of $4,506,000 and $4,337,000, respectively. For the six months ended June 30, 2006 and 2005, we generated revenues of $6,441,000 and $8,547,000, respectively; incurred net losses of $8,582,000 and $8,414,000, respectively; and had negative cash flows from operating activities of $2,657,000 and $4,369,000, respectively. As of June 30, 2006, we had an accumulated deficit of $261,206,000, negative working capital of $23,486,000, accrued liabilities and accrued settlement obligation of $12,190,000 and accounts payable of $8,269,000. We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2007, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies and further developing our telecommunications services business.

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

Intangible assets - Customer base, contracts and agreements and brand names are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. For intangible assets subject to amortization, an impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. Intangible assets deemed to have indefinite useful lives, primarily the LecStar brand name were not amortized, were tested for impairment on a quarterly basis and impairment was recognized if the carrying amount was not recoverable or exceeded its fair value. At June 30, 2006, the Company tested the intangible assets for impairment and recorded an impairment charge of $1,011,000 related to the LecStar business customer list based on estimated future cash flows.

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

Revenues applicable to multiple-element fee arrangements are bifurcated among elements such as license agreements and support and upgrade obligations using vendor-specific objective evidence of fair value. Such evidence consists primarily of pricing of multiple elements as if sold as separate products or arrangements. These elements vary based upon factors such as the type of license, volume of units licensed, and other related factors.

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

Deferred revenue as of June 30, 2006, and December 31, 2005, consisted of the following:

Description	Criteria for Recognition	March 31, 2006	December 31, 2005
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 491,000	$ 466,000
Telecom deferred revenue	Service provided for customer	382,000	457,000
Total deferred revenue		$ 873,000	$ 923,000

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

Stock-Based Employee Compensation - Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method. Under this transition method, compensation costs are recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. Accordingly, we did not restate the results of prior periods. The most notable change resulting from the adoption of FAS 123(R)is that compensation expense associated with stock options is now recognized in our Statements of Operations, rather than being disclosed in a pro forma footnote to our financial statements. We recognized compensation expense related to option grants and the vesting of previously unvested options for the three months ended June 30, 2006, of $1,000. For the six months ended June 30, 2006, we recognized compensation expense related to option grants and the vesting of previously unvested options of $7,000.

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

Results of Operations

Three months ended June 30, 2006, compared with three months ended June 30, 2005

During the three months ended June 30, 2006, we recorded revenues of $3,259,000, a decrease of $1,065,000 from $4,324,000 in 2005. The decrease was primarily due to decreased monthly recurring telecommunications revenues of $497,000, decreased telecommunications usage revenues of $273,000, decreased telecommunications subscriber line charge revenues of $206,000, decreased non-recurring engineering (“NRE”) speech revenues of $74,000, decreased telecommunications activation and service revenues of $24,000, decreased speech retail revenues of $24,000, decreased voice mail revenues of $11,000 and decreased telecommunications regulatory cost recovery fees of $10,000, partially offset by increased speech royalties of $54,000.

Cost of revenue was $2,254,000 for the three months ended June 30, 2006, a decrease of $245,000 from $2,499,000 in 2005. The overall decrease in cost of revenue is due to the overall decrease in revenues as described above partially offset by increased costs of providing telecommunication services, primarily due to the loss of the UNE-P platform. These costs represent expenses associated with providing LecStar’s services through the leasing of network components from BellSouth and long distance services purchased from inter-exchange carriers.

Selling, general and administrative expenses were $2,771,000 for the three months ended June 30, 2006, a decrease of $633,000 from $3,404,000 in 2005. The decrease is primarily due to the decreased salary and wage expenses of $352,000, decreased bad debt expense of $170,000 decreased legal and accounting fees of $151,000, decreased telecommunication billing expense of $71,000, decreased taxes, licenses and permits of $57,000, decreased other operating expense of $25,000 and, decreased promotions of $10,000 partially offset by increased consulting expenses of $103,000, increased depreciation expenses of $62,000, increased travel expenses of $28,000 and increased occupancy related expenses of $10,000.

We incurred research and product development expenses of $590,000 for the three months ended June 30, 2006, an increase of $63,000 from $527,000 in 2005. The increase was primarily due to an overall increase in salaries and wage-related expenses of $71,000, increased occupancy related expenses of $5,000 and increased consulting expenses of $3,000, partially offset by decreased other operating expenses of $16,000.

Net interest and other expense was $680,000 for the three months ended June 30, 2006, an increase of $35,000 from $645,000 in 2005. The overall increase was due to an increase in interest expense of $14,000, combined with decreased interest income of $5,000 and decreased gain on forgiveness of liabilities of $16,000.

Six months ended June 30, 2006, compared with six months ended June 30, 2005

During the six months ended June 30, 2006, we recorded revenues of $6,441,000, a decrease of $2,106,000 from $8,547,000 in 2005. The decrease was primarily due to decreased monthly recurring telecommunications revenues of $956,000, decreased telecommunications usage revenues of $661,000, decreased telecommunications subscriber line charge revenues of $414,000, decreased NRE speech revenues of $119,000, decreased telecommunications activation and service revenues of $73,000, decreased speech retail revenues of $54,000, decreased voice mail revenues of $17,000, partially offset by increased telecommunications regulatory cost recovery fees of $96,000 and increased speech royalties of $92,000.

Cost of revenue was $4,586,000 for the six months ended June 30, 2006, a decrease of $100,000 from $4,686,000 in 2005. The overall decrease in cost of revenue is due to the overall decrease in revenues as described above, partially offset by increased costs of providing telecommunication services, primarily due to the loss of the UNE-P platform. These costs represent expenses associated with providing LecStar’s services through the leasing of network components from BellSouth and long distance services purchased from inter-exchange carriers.

Selling, general and administrative expenses were $5,906,000 for the three months ended June 30, 2006, a decrease of $911,000 from $6,817,000 in 2005. The decrease is primarily due to the decreased salary and wage expenses of $602,000, decreased legal and accounting fees of $261,000, decreased bad debt expense of $119,000, decreased telecommunication billing expense of $115,000, decreased taxes, licenses and permits of $51,000, decreased other operating expense of $48,000 decreased investor relations expenses of $42,000, and decreased occupancy related expenses of $1,000, partially offset by increased depreciation expenses of $138,000, increased consulting expenses of $134,000, increased travel expenses of $49,000 and increased promotions of $7,000.

We incurred research and product development expenses of $1,160,000 for the three months ended June 30, 2006, an increase of $114,000 from $1,046,000 in 2005. The increase was primarily due to an overall increase in salaries and wage-related expenses of $104,000, increased consulting expenses of $18,000, increased travel expense of $8,000 and increased occupancy related expenses of $8,000, partially offset by decreased other operating expenses of $23,000 and decreased depreciation of $1,000.

Net interest and other expense was $1,442,000 for the three months ended June 30, 2006, an increase of $202,000 from $1,240,000 in 2005. The overall increase was due to the $134,000 gain on sale of investments, $18,000 in interest income and $16,000 gain on forgiveness of liabilities recorded in 2005, combined with an increase in interest expense of $34,000.

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

Our cash resources are limited to collections from customers, draws on the Seventh Equity Line and proceeds from the issuance of preferred stock and loan proceeds, and are only sufficient to cover current operating expenses and payments of current liabilities. At June 30, 2006, we had accrued liabilities and accrued settlement obligation of $12,190,000 and accounts payable of $8,269,000. We have not been declared in default under the terms of any material agreements.

We had $6,441,000 in revenue and a loss of $8,582,000 for the six months ended June 30, 2006. Net cash used in operating activities of $2,657,000 for the six months ended June 30, 2006, resulted principally from the net loss incurred of $8,582,000, increased prepaid expenses of $119,000, decreased deferred revenues of $50,000 and foreign exchange gain of $7,000, partially offset by increased other accrued liabilities of $1,761,000, increased accounts payable of $1,499,000, impairment charges of $1,011,000, amortization of intangible assets of $918,000, non-cash accretion of the discount on notes payable of $368,000, depreciation expense of $213,000, increased accrued payroll of $123,000, collection of accounts receivable of $121,000 and non-cash accretion of discount on legal settlement obligation of $82,000. Net cash used in investing activities of $35,000 for the six months ended June 30, 2006, consisted of the purchase of equipment of $35,000. Net cash provided by financing activities of $2,554,000 consisting primarily of the receipt of $3,168,000 in cash related to the sale of shares of Class A common stock and $50,000 in cash from proceeds from related party notes, partially offset by payments on accrued settlement obligation of $440,000, payments on related party notes of $105,000 and principal payments on notes payable of $124,000.

We had negative working capital of $23,486,000 at June 30, 2006, compared to negative working capital of $19,004,000 at December 31, 2005. Current assets decreased by $140,000 to $1,325,000 from $1,465,000 from December 31, 2005, to June 30, 2006. Current liabilities increased by $4,342,000 to $24,811,000 from $20,469,000 during the same period. The change in working capital from December 31, 2005, to June 30, 2006, reflects, in part, the increases in current portion of notes payable, accrued liabilities and accounts payable, partially offset by decreases in accrued settlement obligation due to payments made during the six months ended June 30, 2006. Total assets were $7,041,000 at June 30, 2006, compared to $9,293,000 at December 31, 2005.

Notes Payable - Related Parties

During 2002, two of our executive officers (the “Lenders”) sold shares of our Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to us under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in our operations. The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003. Fonix and the Lenders have agreed to postpone the maturity date on several occasions. The note is presently due September 30, 2006. All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time. The conversion price was the average closing bid price of the shares at the time of the advances. To the extent the market price of our shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, we made a principal payment of $26,000 against the outstanding balance of the promissory note. During 2004, we entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between us and the note holders. We classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004. We made principal payments against the note of $253,000 during the year ended December 31, 2004. During the year ended December 31, 2005, we received an additional advance of $50,000 against the promissory note. The balance due at December 31, 2005 was $486,000. During the six months ended June 30, 2006 we received an additional advance of $55,000 and made principal payments against the promissory note of $105,000. The balance due at June 30, 2006 was $436,000.

The unpaid balance of $436,000 is secured by our intellectual property rights. As of June 30, 2006, the Lenders had not converted any of the outstanding balance or interest into common stock.

Notes Payable

On February 28, 2004, LecStar had an asset securitization facility which provided LecStar with $750,000. Assets securitized under this facility consist of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana. LecStar has pledged its interest in the special purpose securitization facility, LecStar Telecom Ventures LLC, and customer accounts receivable to the lender. We have recorded the $750,000 as a note payable in our consolidated financial statements. The note bears an interest rate of 6.5% and is due on February 27, 2007, with 24 equal monthly installments which began on March 6, 2005. During 2005, we made principal payments of $215,000. During the six months ended June 30, 2006, we made principal payments of $124,000. The balance of the note at June 30, 2006 was $413,000.

In connection with the acquisition of the capital stock of LTEL in 2004, we issued a 5%, $10,000,000, secured, six-year note payable to McCormack Avenue, Ltd. Under the terms of the note payable, quarterly interest only payments are required through January 15, 2005, with quarterly principal and interest payments beginning April 2005 and continuing through January 2010. Interest on the promissory note is payable in cash or, at our option, in shares of our Class A common stock. The note is secured by the capital stock and all of the assets of LTEL and its subsidiaries. The note was valued at $4,624,000 based on an imputed interest rate of 25 percent per annum. The note has a mandatory prepayment clause wherein we are required to make prepayments in any given month where we receive net proceeds in excess of $900,000 from the Fifth Equity Line (or replacements thereof with the Equity Line Investor). The required prepayment is calculated by multiplying the net proceeds received over $900,000 by 33%. For the year ended December 31, 2004, we made mandatory prepayments on the note of $415,000. During 2005, we made mandatory prepayments of $102,000. We have not made any mandatory prepayments during 2006.

The discount on the note is based on an imputed interest rate of 25%. The carrying amount of the note of $5,078,000 at June 30, 2006, was net of unamortized discount of $3,655,000. As of June 30, 2006, we had not made the scheduled payment for January 15, 2006 or April 15, 2006. As of August 8, 2006, we also had not made the scheduled July 15, 2006 payment. On May 12, 2006, McCormack and Fonix entered into an agreement, pursuant to which payments have been extended by the lender to June 16, 2006. As consideration for the extension, LecStar Telecom and LecStar DataNet granted to McCormack a security interest in all of the assets of LecStar Telecom and LecStar DataNet. As of August 8, 2006, we had not made any scheduled payments for 2006.

During 2005, we entered into two promissory notes with an unrelated third party in the aggregate amount of $650,000. These notes accrue interest at 10% annually and were due and payable during May and June of 2006. As of August 8, 2006, we had not made the scheduled payments on these promissory notes.

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

Also in connection with the Seventh Equity Line Agreement, we granted registration rights to the Equity Line Investor and have filed three registration statements which cover the resales of the shares to be issued under the Seventh Equity Line. All of the shares registered by the first registration statement had been sold as of October 24, 2005. The second registration statement filed in connection with the Seventh Equity Line was declared effective by the SEC on February 10, 2006. The third registration statement was filed June 23, 2006, and as of August 8, 2006, had note been declared effective by the SEC.

For the six months ended June 30, 2006, we received $3,267,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $112,000. We issued 277,215,715 shares of Class A common stock to the Equity Line Investor as puts under the Seventh Equity Line totaling $3,267,000. Subsequent to June 30, 2006 and through August 8, 2006, we received $111,000 in funds, less commissions and fees of $2,000 and issued 22,784,282 shares of Class A common stock to the Equity Line Investor.

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

For the year ended December 31, 2005, the Company issued 3,795,918 shares of its Class A common stock upon conversion of 93 shares of its Series J Preferred Stock. For the six months ended June 30, 2006, we issued 15,028,249 shares of its Class A common stock upon conversion of 266 shares of its Series J Preferred Stock.

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

The Series K Preferred Stock were convertible into shares of our Class A common stock at the option of the holder by using a conversion price of $0.01 per share.

Redemption of the Series K Preferred Stock, whether at our option or that of Southridge, required us to pay, as a redemption price, the stated value of the outstanding shares of Series K Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

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

For the six months ended June 30, 2006, we issued 109,300,000 shares of its Class A common stock upon conversion of 1,093 shares of our Series K Preferred Stock.

Stock Options and Warrants

During the six months ended June 30, 2006, we granted options to employees to purchase 58,000 shares of Class A common stock. The options have a exercise prices ranging from $0.01 to $0.02 per share, which was the quoted fair market value of the stock on the dates of grant. The options granted vest over the three years following issuance. Options expire within ten years from the date of grant if not exercised. Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $0.01 per share. As of June 30, 2006, we had a total of 1,310,705 options to purchase Class A common stock outstanding.

As of June 30, 2006, we had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

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

We expect to employ a consolidation-driven growth strategy in the telecommunication industry using Fonix Telecom as the platform. Fonix Telecom provides facilities-based local telephone service and interconnection services in Georgia, North Carolina, South Carolina, and Florida. Fonix Telecom also delivers VoIP services and has expanded its partner relationship with Duke Energy, a major utilities company serving customers in the Southern states, to deliver BPL services to business and residential customers. We anticipate strategic acquisitions of synergistic companies that will result in a stable revenue stream and an expanded customer base.

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

As noted above, as of June 30, 2006, we had an accumulated deficit of $261,206,000, negative working capital of $23,486,000, accrued liabilities and accrued settlement obligation of $12,190,000 and accounts payable $8,269,000. Sales of products and telecommunications services and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations. We have limited capital available under the Seventh Equity Line. These matters raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon several factors, including our success in (1) increasing telecommunications services, and speech license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs. Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through the sale of our equity securities, primarily in connection with the Seventh Equity Line. We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations. Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions. Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables. As we have noted in our annual report and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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

•
the outcome of BellSouth’s appeal of the Georgia Public Service Commission order requiring BellSouth to pursue the change of law clause in its interconnection agreements (as discussed in more detail in the Risk Factors section below);

•	potential IRS rules relating to taxation of communications services, including Voice over Internet Protocol and other IP-based services, applications, and technologies;

•	difficulties in obtaining or retaining the management, engineering, and other human resource competencies that we need to achieve our business objectives;

•	the impact on Fonix or a subsidiary from the loss of a significant customer or a significant number of customers;

•	risks generally relating to our international operations, including governmental, regulatory or political changes;

•	transactions or other events affecting the need for, timing and extent of our capital expenditures; and

•	the extent to which we reduce outstanding debt.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Breckenridge Complaint - On June 6, 2006, The Breckenridge Fund, LP (“Breckenridge”) filed a complaint against the Company in the Supreme Court of the State of New York, County of Nassau (Index No. 009050/06), in connection with a settlement agreement between the Company and Breckenridge entered into in September 2005.  In the Complaint, Breckenridge alleges that Fonix failed to pay certain amounts due under the settlement agreement in the amount of $450,000. No answer to the complaint has been filed. The Company intends to vigorously defend itself.

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

The following table describes the number of shares of Class A common stock that would be issuable, assuming that the full remaining amount available under the Seventh Equity Line as of August 8, 2006, namely $13,495,000, had been put to the Equity Line Investor (irrespective of the contractual limitations and availability of registered shares), and further assuming that the applicable conversion price at the time of such put were the following amounts:

Hypothetical Conversion Price	Shares issuable upon puts aggregating $13,495,000
$0.005	2,699,000,000
$0.01	1,349,500,000
$0.02	674,750,000
$0.05	269,900,000
$0.10	134,950,000
$0.15	89,966,667
$0.17	79,382,353

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

For example, if the Company were to draw down $8,000,000, at August 8, 2006, under the Seventh Equity Line, the number of shares issuable would be approximately 1,433,692,000. As of August 8, 2006, we had 820,095,891 shares of our Class A common stock issued and outstanding. An issuance of 1,433,692,000 would constitute an increase of approximately 175%. By way of information, during 2005 and through August 8, 2006, our stock price ranged from $0.005 to $0.17 per share

Our substantial and continuing losses since inception, coupled with significant ongoing operating expenses, raise doubt about our ability to continue as a going concern.

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

We incurred net losses of $22,631,000, $15,148,000 and $13,543,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We incurred a net loss of $4,506,000 for the three months ended June 30, 2006 and $8,582,000 for the six months ended June 30, 2006. As of June 30, 2006, we had an accumulated deficit of $261,206,000, accrued liabilities and accrued settlement obligation of $12,190,000 and owed trade payables of $8,269,000.

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

We previously established six equity lines of credit with an unaffiliated third party (the “Equity Line Investor”) upon which we drew to pay operating expenses. We have entered into a Seventh Equity Line agreement wherein we have previously registered the sale of up to 400,000,000 shares of Class A common stock and have registered the sale of up to another 800,000,000 shares of Class A common stock. As of August 8, 2006, $13,495,000 remained available under the Seventh Equity Line.

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

As of June 30, 2006, 2005, we had debt obligations of $6,577,000, accrued liabilities and accrued settlement obligation of $12,190,000 and vendor accounts payable of approximately $8,269,000. At present, our revenues from existing licensing arrangements, Speech Product sales and telecommunication services are not sufficient to offset our ongoing operating expenses or to pay in full our current debt obligations.

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

During the six months ended June 30, 2006, we issued 277,215,718 shares of our common stock under the Seventh Equity Line to the Equity Line Investor in connection with draws of $3,267,000. We issued 15,028,249 shares of our common stock in connection with conversions of our Series J Preferred Stock for which we received no proceeds. We issued 109,300,000 shares of our common stock in connection with conversions of our Series K Preferred Stock for which we received no proceeds. We issued 2,838,412 shares of our common stock in payment of $65,000 in dividends on our Series H Preferred Stock. Subsequent to June 30, 2006 and through August 8, 2006, we issued 22,784,282 shares of our common stock under the Seventh Equity Line. The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

The resales of the shares issued in connection with the Seventh Equity Line were registered under a registration statement on Form S-1 and Form S-2. The proceeds from the Seventh Equity Line transactions were used for working capital.

Item 4.	Submission of Matters to a Vote of Security Holders

2006 Annual Meeting of Shareholders

On June 23, 2006, we held our Annual Meeting of Shareholders in Salt Lake City, Utah. The record date for the meeting was May 5, 2006, on which date there were 725,556,921 shares of our class A common stock outstanding.

The first matter voted upon at the meeting was the election of directors. The following directors were elected:

DIRECTOR	SHARES VOTED IN FAVOR	SHARES VOTED AGAINST
Thomas A. Murdock	509,110,346	60,974,771
Roger D. Dudley	509,210,311	60,874,806
William A. Maasberg, Jr.	512,869,900	57,215,217

The second matter voted upon at the meeting was the approval of the Board of Directors’ selection of Hansen, Barnett & Maxwell as our independent registered public accounting firm for the fiscal year ending December 31, 2005 and 2006. The results of the voting were 525,290,918 shares in favor, 42,205,569 shares against and 2,588,630 shares abstaining.

The third matter voted upon at the meeting was the approval of an amendment to our Certificate of Incorporation to increase our authorized capital from 800,000,000 shares of common stock to 5,000,000,000 shares of common stock. The results of the voting were 486,959,479 shares in favor, 81,945,287 shares against and 1,180,351 shares abstaining.

The fourth matter voted upon at the meeting was a shareholder proposal relating to our adopting corporate governance guidelines and setting a company policy relating to an independent board of directors. The results of the voting were 68,861,283 shares in favor, 31,045,652 shares against, 1,484,923 shares abstaining and 468,693,259 shares were not voted.

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

Fonix Corporation

Date: August 10, 2006	/s/ Roger D. Dudley
Roger D. Dudley, Executve Vice President,
Chief Financial Officer
(Principal financial officer)