Form 10-Q
period 2006-09-30
FONIX CORP
filed 2006-11-20
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 0-23862

Fonix Corporation
(Exact name of registrant as specified in its charter)

Delaware	22-2994719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 13, 2006, there were issued and outstanding 1,094,684,682 shares of our Class A common stock.

FONIX CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$44,000	$28,000
Accounts receivable	-	1,000
Prepaid expenses and other current assets	186,000	139,000

Total current assets	230,000	168,000

Property and equipment, net of accumulated depreciation of $1,247,000 and $1,203,000, respectively	62,000	94,000

Deposits and other assets	119,000	1,238,000

Goodwill	2,631,000	2,631,000

Total assets	$3,042,000	$4,131,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$1,592,000	$435,000
Accounts payable	1,403,000	955,000
Investment in affiliate	9,571,000	9,571,000
Derivative liability	21,392,000	-
Accrued payroll and other compensation	214,000	223,000
Accrued settlement obligation, net of unamortized discount of $35,000 and $118,000, respectively	1,511,000	1,853,000
Deferred revenues	476,000	466,000
Notes payable - related parties	706,000	486,000
Current portion of notes payable	3,503,000	1,599,000
Deposits and other	7,000	7,000

Total current liabilities	40,375,000	15,595,000

Long-term notes payable, net of current portion	3,077,000	3,762,000

Total liabilities	43,452,000	19,357,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Series H, nonconvertible; 0 shares and 2,000 shares outstanding	-	4,000,000
Series I, convertible; 0 shares and 0 shares outstanding, respectively	-	-
Series J, convertible; 0 shares and 1,359 shares outstanding, respectively	-	1,359,000
Series K, convertible; 0 shares and 0 shares outstanding, respectively	-	-
Series L, convertible; 1,973 shares and 0 shares outstanding , respectively	-	-
Common stock, $0.0001 par value; 5,000,000,000 shares authorized;
Class A voting, 886,430,512 shares and 392,929,230 shares outstanding, respectively	88,000	39,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	235,519,000	228,905,000
Outstanding warrants to purchase Class A common stock	474,000	474,000
Cumulative foreign currency translation adjustment	10,000	18,000
Accumulated deficit	(277,001,000)	(250,521,000)

Total stockholders' deficit	(40,410,000)	(15,226,000)

Total liabilities and stockholders' deficit	$3,042,000	$4,131,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$386,000	$258,000	$1,024,000	$978,000
Cost of revenues	6,000	21,000	12,000	34,000

Gross profit	380,000	237,000	1,012,000	944,000

Expenses:
Selling, general and administrative	2,024,000	1,410,000	4,444,000	3,756,000
Legal settlement expense	-	2,080,000	-	2,080,000
Product development and research	551,000	580,000	1,711,000	1,628,000

Total expenses	2,575,000	4,070,000	6,155,000	7,464,000

Other income (expense):
Interest and other income	-	106,000	-	112,000
Interest expense	(528,000)	(283,000)	(1,279,000)	(931,000)
Loss on derivative liability	(1,763,000)	-	(1,763,000)	-
Gain on forgiveness of liabilities	-	78,000	-	95,000

Other expense, net	(2,291,000)	(99,000)	(3,042,000)	(724,000)

Net loss	(4,486,000)	(3,932,000)	(8,185,000)	(7,244,000)
Preferred stock dividends	(16,192,000)	(423,000)	(18,295,000)	(996,000)

Loss attributable to common stockholders	$(20,678,000)	$(4,355,000)	$(26,480,000)	$(8,240,000)

Basic and diluted loss per common share	$(0.03)	$(0.01)	$(0.04)	$(0.04)

Net loss	$(4,486,000)	$(3,932,000)	$(8,185,000)	$(7,244,000)
Other comprehensive (loss) income - foreign currency translation	-	(20,000)	7,000	2,000

Comprehensive loss	$(4,486,000)	$(3,952,000)	$(8,178,000)	$(7,242,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended Sept 30,	2006	2005
Cash flows from operating activities
Net loss	$(8,185,000)	$(7,244,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative liability	1,763,000	-
Accretion of discount on notes payable	603,000	558,000
Non-cash expense related to the issuance of preferred stock	-	250,000
Stock issued for interest expense on long-term debt	-	384,000
Accretion of discount on legal settlement	98,000	-
Write down of intercompany receivable	1,214,000	-
Legal settlement expense	-	2,080,000
Gain on sale of preferred stock	-	(104,000)
Gain on forgiveness of liabilities	-	(95,000)
Depreciation	44,000	45,000
Foreign exchange loss (gain)	(8,000)	2,000
Changes in assets and liabilities
Accounts receivable	1,000	-
Prepaid expenses and other current assets	(47,000)	(98,000)
Intercompany account	-	(1,078,000)
Other assets	(95,000)	(33,000)
Accounts payable	448,000	(149,000)
Accrued payroll and other compensation	(9,000)	(1,421,000)
Other accrued liabilities	582,000	131,000
Deferred revenues	10,000	24,000

Net cash used in operating activities	(3,581,000)	(6,748,000)

Cash flows from investing activities
Purchase of property and equipment	(12,000)	(23,000)

Net cash used in investing activities	(12,000)	(23,000)

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	3,504,000	6,521,000
Proceeds from related party note payable	325,000	140,000
Proceeds from debentures	250,000	-
Proceeds from credit advance	75,000	-
Payments on related party note payable	(105,000)	-
Payments of accrued settlement obligation	(440,000)	-
Principal payments on notes payable	-	(102,000)

Net cash provided by financing activities	3,609,000	6,559,000

Net decrease in cash and cash equivalents	16,000	(212,000)

Cash and cash equivalents at beginning of year	28,000	309,000

Cash and cash equivalents at end of year	$44,000	$97,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Nine Months Ended September 30, 2006:

Issued 15,028,249 shares of Class A common stock in conversion of 266 shares of Series J Convertible Preferred Stock.

Issued 109,300,000 shares of Class A common stock in conversion of 1,093 shares of Series K Convertible Preferred Stock.

Issued 2,838,412 shares of Class A common stock as payment of $65,000 of dividends on Series H Preferred Stock.

Accrued $692,000 of dividends on Series H Preferred Stock.

Issued 2,000 shares of Series L Convertible Preferred Stock with a face value of $20,000,000 in exchange for 2,000 shares of Series H Preferred Stock with a face value of $20,000,000.

Issued 66,334,622 shares of Class A common stock in conversion of 27 shares of Series L Preferred Stock.

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

See accompanying notes to condensed consolidated financial statements.

LecStar Telecom, Fonix Telecom & LTEL Holdings
CONDENSED COMBINED BALANCE SHEETS (Liquidation Basis)
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS

Current assets
Cash and cash equivalents	$-	$140,000
Accounts receivable	-	1,120,000
Prepaid expenses and other current assets	-	37,000

Total current assets	-	1,297,000

Property and equipment, net of accumulated depreciation of $0 and $391,000, respectively	-	853,000

Deposits and other assets	-	1,473,000

Intangible assets	-	2,658,000

Total assets	$-	$6,281,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$8,757,000	$7,703,000
Accounts payable	9,847,000	5,815,000
Intercompany payable	1,214,000	1,119,000
Deferred revenues	371,000	457,000
Current portion of notes payable	256,000	248,000
Deposits and other	216,000	222,000

Total current liabilities	20,661,000	15,564,000

Long-term notes payable, net of current portion	158,000	288,000

Total liabilities	20,819,000	15,852,000

Commitments and contingencies

Stockholders' deficit
Additional paid-in capital	12,800,000	12,800,000
Accumulated deficit	(33,619,000)	(22,371,000)

Total stockholders' deficit	(20,819,000)	(9,571,000)

Total liabilities and stockholders' deficit	$-	$6,281,000

See accompanying notes to condensed consolidated financial statements.

LecStar Telecom, Fonix Telecom & LTEL Holdings
CONDENSED COMBINED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Liquidation Basis)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$2,622,000	$3,699,000	$8,424,000	$11,526,000
Cost of revenues	2,145,000	2,388,000	6,725,000	7,062,000

Gross profit	477,000	1,311,000	1,699,000	4,464,000

Expenses:
Selling, general and administrative	1,923,000	2,105,000	5,412,000	6,571,000
Impairment of assets	4,611,000	-	5,623,000	-
Amortization of intangible assets	-	1,586,000	917,000	4,757,000

Total expenses	6,534,000	3,691,000	11,952,000	11,328,000

Other income (expense):
Interest expense	(304,000)	-	(995,000)	(964,000)
Gain on sale of investments	-	-	-	147,000

Other expense, net	(304,000)	-	(995,000)	(817,000)

Net loss	(6,361,000)	(2,380,000)	(11,248,000)	(7,681,000)

See accompanying notes to condensed consolidated financial statements.

LecStar Telecom, Fonix Telecom & LTEL Holdings
CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Liquidation Basis)
(Unaudited)

Nine Months Ended Sept 30,	2006	2005
Cash flows from operating activities
Net loss	$(11,248,000)	$(7,681,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangibles	917,000	4,758,000
Impairment of assets	5,623,000	-
Depreciation	276,000	136,000
Changes in assets and liabilities
Accounts receivable	(545,000)	295,000
Prepaid expenses and other current assets	(90,000)	12,000
Intercompany account	95,000	886,000
Other assets	(17,000)	(358,000)
Accounts payable	4,032,000	854,000
Accrued payroll and other compensation	-	69,000
Other accrued liabilities	1,049,000	1,977,000
Deferred revenues	(86,000)	(5,000)

Net cash used in operating activities	6,000	943,000

Cash flows from investing activities
Proceeds from sale of long term investments	-	237,000
Purchase of property and equipment	(23,000)	(941,000)

Net cash used in investing activities	(23,000)	(704,000)

Cash flows from financing activities
Principal payments on notes payable	(123,000)	(155,000)

Net cash provided by financing activities	(123,000)	(155,000)

Net decrease in cash and cash equivalents	(140,000)	84,000

Cash and cash equivalents at beginning of year	140,000	114,000

Cash and cash equivalents at end of year	$-	$198,000

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

The Company has not consolidated the assets, liabilities or operations related to the assets shown on the liquidation basis financial statements as these assets are under the control of the court appointed bankruptcy trustee pursuant to the filing for protection under Chapter 7 of the Bankruptcy Code by LecStar Telecom, Inc., LecStar DataNet, Inc., LTEL Holdings and Fonix Telecom, Inc. on October 2, 2006 (See Note 9). The accompanying footnotes do not include disclosures related to the operations of the aforementioned companies and represent solely the operations of Fonix Speech, Inc. The Company has also included the financial statements for LecStar Telecom, Fonix Telecom and LTEL Holdings shown on a combined liquidation basis.

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

Operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Nature of Operations - Fonix Corporation, a technology company based in Salt Lake City, Utah, provides value-added speech technologies through Fonix Speech, Inc. (“Fonix Speech”).

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

On October 2, 2006, LecStar Telecom Inc., a Georgia corporation (“LecStar Telecom”), LecStar DataNet, Inc., a Georgia corporation (“LecStar DataNet”), LTEL Holdings Corporation (“LTEL Holdings”), a Delaware corporation, and Fonix Telecom Inc., a Delaware corporation (“Fonix Telecom”), each of which are direct or indirect subsidiaries of the Company, filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The case numbers are as follows: LTEL Holdings Corporation, 06-11081 (BLS); LecStar Telecom, Inc., 06-11082 (BLS); LecStar DataNet, Inc., 06-11083 (BLS); Fonix Telecom, Inc., 06-11084 (BLS).)

LecStar Telecom, LecStar DataNet, LTEL Holdings, and Fonix Telecom sought protection under Chapter 7 of title 11 of the U.S. Bankruptcy Code, 11 U.S.C ss 101 et seq. (the “Bankruptcy Code”). Pursuant to Bankruptcy Code Section 701, on October 3, 2006, Alfred Thomas Guliano was appointed the interim trustee for LecStar Telecom, LecStar DataNet, LTEL Holdings, and Fonix Telecom.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Business Condition - For the three months ended September 30, 2006 and 2005, the Company generated revenues of $386,000 and $258,000, respectively, and incurred net losses of $4,486,000 and $3,932,000, respectively. For the nine months ended September 30, 2006 and 2005, the Company generated revenues of $1,024,000 and $978,000, respectively, incurred net losses of $8,185,000 and $7,244,000, respectively, and had negative cash flows from operating activities of $3,581,000 and $6,748,000, respectively. As of September 30, 2006, the Company had an accumulated deficit of $277,001,000, negative working capital of $40,145,000, derivative liability of $21,392,000 related to the issuance of Series L Preferred Stock, a negative investment in affiliates of $9,571,000 related to the telecom subsidiaries subject to bankruptcy (LecStar, Telecom, LecStar DataNet, LTEL Holdings and Fonix Telecom), accrued liabilities and accrued settlement obligation of $3,103,000, accounts payable of $1,403,000 and current portion of notes payable of $4,209,000. The Company expects to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2007, primarily due to expenditure requirements associated with continued marketing and development of its speech-enabling technologies.

The Company’s cash resources, limited to collections from customers, draws on the Seventh Equity Line and loans, have not been sufficient to cover operating expenses. As a result, some payments to vendors have been delayed. The Company currently does not have an active registration statement with the SEC and cannot access funds under the Seventh Equity Line. The Company does not anticipate being able to access additional funds under the Seventh Equity Line.

These factors, as well as the risk factors set forth herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to fund further operations of the Company through cash flows from future license and royalty arrangements and with proceeds from additional issuance of debt and equity securities. There can be no assurance that management’s plans will be successful.

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. As of September 30, 2006 and 2005, there were outstanding common stock equivalents to purchase 6,192,412,281 and 81,965,771 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006		2005
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss	$(4,486,000)		$(3,932,000)
Preferred stock dividends	(16,192,000)		(423,000)
Loss attributable to common stockholders	$(20,678,000)	$(0.03)	$(4,355,000)	$(0.01)
Weighted-average common shares outstanding	825,819,722		294,655,483

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30,
	2006		2005
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss	$(8,185,000)		$(7,244,000)
Preferred stock dividends	(18,295,000)		(996,000)
Loss attributable to common stockholders	$(26,480,000)	$(0.04)	$(8,240,000)	$(0.04)
Weighted-average common shares outstanding	716,417,308		221,598,946

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

Revenues applicable to multiple-element fee arrangements are bifurcated among elements such as license agreements as well as support and upgrade obligations using vendor-specific objective evidence of fair value. Such evidence consists primarily of pricing of multiple elements as if sold as separate products or arrangements. These elements vary based upon factors such as the type of license, volume of units licensed, and other related factors.

Deferred revenue as of September 30, 2006, and December 31, 2005, consisted of the following:

Description	Criteria for Recognition	September 30, 2006	December 31, 2005
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$476,000	$466,000

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Cost of Revenues -Cost of revenues from license, royalties, and maintenance consists of costs to distribute the product, installation and support personnel compensation, amortization and impairment of capitalized speech software costs, licensed technology, and other related costs. Cost of service revenues consists of personnel compensation and other related costs.

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

Stock-Based Employee Compensation - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) using the modified prospective transition method. Under this transition method, compensation costs are recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date; and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. Accordingly, the Company did not restate the results of prior periods. The most notable change resulting from the adoption of FAS123(R) is that compensation expense associated with stock options is now recognized in the Company’s Statements of Operations, rather than being disclosed in a pro forma footnote to the Company’s financial statements.

The Company recognized compensation expense related to option grants and the vesting of previously unvested options for the three months ended September 30, 2006, of $0. For the nine months ended September 30, 2006, the Company recognized compensation expense related to option grants and the vesting of previously unvested options of $0.

Prior to January 1, 2006, the Company accounted for stock options granted under its Stock Option Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees) and related interpretations, as permitted by SFAS 123. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below for the three and nine months ended September 30, 2005:

Three Months Ended September 30,	2005
Net loss, as reported	$(3,932,000)
Add back: Total stock-based employee compensation	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(15,000)

Pro forma net loss	$(3,947,000)

Basic and diluted net loss per common share:
As reported	$(0.01)
Pro forma	(0.01)

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30,	2005
Net loss, as reported	$(7,244,000)
Add back: Total stock-based employee compensation	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(37,000)

Pro forma net loss	$(7,281,000)

Basic and diluted net loss per common share:
As reported	$(0.04)
Pro forma	(0.04)

The fair value of the options granted during the nine months ended September 30, 2005 was $76,000, or $0.11 per share, and was estimated on the dates granted using the Black Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 142%, risk-free rate of 3.75% and expected life of 5 years.

2. GOODWILL

The carrying value of goodwill is assessed for impairment quarterly. An assessment was performed for the nine months ended September 30, 2006, which resulted in no impairment, and the carrying value of goodwill remained unchanged at $2,631,000 for the nine months ended September 30, 2006.

3. NOTES PAYABLE

In connection with the acquisition of the capital stock of LTEL Holdings in 2004, the Company issued a 5%, $10,000,000, secured, six-year note (the “Note”) payable to McCormack Avenue, Ltd. (“McCormack”). Under the terms of the Note, quarterly interest- only payments were required through January 15, 2005, with quarterly principal and interest payments of $319,000 beginning April 2005 and continuing through January 2010. Interest on the Note is payable in cash or, at the Company’s option, in shares of the Company’s Class A common stock. The Note is secured by the capital stock and all of the assets of LTEL Holdings and its subsidiaries. The Note was originally valued at $4,624,000 based on an imputed interest rate of 25 percent per annum.

The discount on the Note is based on an imputed interest rate of 25%. The carrying amount of the Note of $5,312,000 at September 30, 2006, was net of unamortized discount of $3,241,000. As of November 13, 2006, the Company had not made any scheduled payments for 2006.

On September 8, 2006, the Company received a default notice (the “Default Notice”) from McCormack in respect of the Note. Under the terms of the Note, and a related Security Agreement between the Company and McCormack dated February 24, 2004 (the “Security Agreement”), McCormack may declare all liabilities, indebtedness, and obligations of the Company to McCormack under the Security Agreement and the Note immediately due and owing upon an event of default. The Note defines an event of default to include the non-payment by the Company of a scheduled payment which is not cured within 60 days.

In the Default Notice, McCormack stated that it intended to exercise its rights, including any and all rights set forth in the Note, as amended.

Also on September 8, 2006, McCormack provided to the Company a Notice of Sale, stating McCormack’s intention to sell at public auction all of the collateral referred to in the Security Agreement, consisting of the capital stock and assets of LecStar Telecom, LecStar DataNet, and LTEL Holdings. To date, no sale of the assets or capital stock of LecStar Telecom, LecStar DataNet nor LTEL Holdings has occurred..

During the fourth quarter of 2005, the Company entered into two promissory notes with an unrelated third party in the aggregate amount of $650,000. These notes accrue interest at 10% annually and were due and payable during May and June of 2006. As of November 13, 2006, the Company had not made the scheduled payments on these promissory notes; the holder of the notes has not declared a default under the notes.

During the third quarter of 2006, the Company entered into a debenture agreement with an unrelated third party for $619,000. The debenture accrues interest at 9% annually and was due and payable on September 30, 2006. As of November 13, 2006, the Company had not made payment on the debenture; the holder of the debenture has not declared a default under the debenture.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following schedule summarizes the Company’s current debt obligations and respective balances at September 30, 2006, and December 31, 2005:

Notes Payable	2006	2005

5% Note payable to a company, $8,733,000 and $8,733,000, respectively face amount, due in quarterly installments of $319,000, matures January 2010, less unamortized discount based on interest imputed at 25% of $3,421,000 and $4,023,000, respectively	$5,311,000	$4,710,000

Note payable to a company, interest at 10%, matured May 2006	350,000	350,000

Note payable to a company, interest at 10%, matured June 2006	300,000	300,000

Debenture to a company, interest at 9%, matured September 2006	619,000	--

Note payable to related parties, interest at 12%, matured September 2006, secured by intellectual property rights	706,000	486,000

Total notes payable	7,286,000	5,846,000
Less current maturities	(4,209,000)	(2,084,000)

Long-Term Note Payable	$3,077,000	$3,762,000

4. RELATED-PARTY NOTES PAYABLE

During 2002, two of the Company’s executive officers (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to the Company under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in the Company’s operations. The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003. Fonix and the Lenders have agreed to postpone the maturity date on several occasions. The note was due September 30, 2006. As of November 13, 2006, the Company had not made payment against the outstanding balance due on the note. All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time. The conversion price was the average closing bid price of the shares at the time of the advances. To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

During the fourth quarter of 2003, the Company made a principal payment of $26,000 against the outstanding balance of the promissory note. During 2004, the Company entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between the Company and the note holders. The Company classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004. The Company made principal payments against the note of $253,000 during the year ended December 31, 2004. During the year ended December 31, 2005, the Company received an additional advance of $50,000 under the note from the Lenders. The balance due the Lenders at December 31, 2005, was $486,000. During the nine months ended September 30, 2006, the Company received additional advances of $325,000 and made principal payments to the Lenders against the note of $105,000. The balance due at September 30, 2006, was $706,000.

The unpaid balance of $706,000 at September 303, 2006, is secured by the Company’s assets, including its stock of Fonix Speech. As of September 30, 2006, the Lenders had not converted any of the outstanding balance or interest into common stock.

5. PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock - As of September 30, 2006, there were 166,667 shares of Series A convertible preferred stock outstanding. Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock. At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock. In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

Series H Preferred Stock - The Company issued 2,000 shares of 5% Series H nonvoting, nonconvertible Preferred Stock on February 24, 2004 in connection with the acquisition of LTEL. Dividends on the $20,000,000 stated value of the outstanding Series H Preferred Stock were payable at the rate of 5% per annum as and when declared by the Board of Directors. The annual dividend requirement was $1,000,000. If dividends were declared on Fonix's common stock, as a condition of that dividend, Fonix was required to pay three percent of the aggregate amount of such dividend to the Series H Preferred Stock. Dividends on the Series H Preferred Stock were payable in cash or, at the option of Fonix, in shares of Class A common stock. The Company has accrued for the March 31, 2006, June 30, 2006 and the period from July 1, 2006 through September 7, 2006 dividend payments under the Series H Preferred Stock, but has not paid the dividends to the holders of the Series H Preferred Stock as of the date of this report.

On September 7, 2006, the Company entered into an agreement to exchange the 2,000 shares of Series H Preferred Stock for shares of the Company’s Series L Preferred Stock. (See discussion below under “Series L Preferred Stock.”) As of September 30, 2006, no shares of Series H Preferred Stock remained outstanding.

Series J Preferred Stock - On October 6, 2005, the Company entered into a Series J 5% Convertible Preferred Stock Exchange Agreement (the "Exchange Agreement") with Southridge Partners, LP ("Southridge"), a Delaware limited partnership. Pursuant to the Exchange Agreement, Southridge exchanged all of the shares of the Company’s Series I Preferred Stock that it acquired from The Breckenridge Fund, LLC, for 1,452 shares of the Company's Series J 5% Convertible Preferred Stock (the "Series J Preferred Stock").

Because the shares of Series J Preferred Stock were issued in exchange for the remaining outstanding shares of Series I Preferred Stock, the Company did not receive any proceeds in connection with the issuance of the Series J Preferred Stock. The Company issued 1,452 shares of Series J Preferred Stock in exchange for 1,172 shares of Series I Preferred Stock. Of the 280 additional shares that were issued to Southridge, 250 were issued as a placement fee and were accounted for as selling, general and administrative expense. The remaining 30 shares were issued as additional litigation expense and were accounted for as legal settlement expense.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

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

For the year ended December 31, 2005, the Company issued 3,795,918 shares of its Class A common stock upon conversion of 93 shares of its Series J Preferred Stock. For the nine months ended September 30, 2006, the Company issued 15,028,249 shares of its Class A common stock upon conversion of 266 shares of its Series J Preferred Stock. As of September 30, 2006, no shares of Series J Preferred Stock remained outstanding.

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

For the nine months ended September 30, 2006, the Company issued 109,300,000 shares of its Class A common stock upon conversion of all 1,093 shares of its Series K Preferred Stock. As of September 30, 2006, no shares of Series K Preferred Stock remained outstanding.

Series L Preferred Stock - On September 7, 2006, the Company entered into a Series L 9% Convertible Preferred Stock Exchange Agreement (the "Exchange Agreement") with McCormack and Kenzie Financial (“Kenzie”), a British Virgin Islands company. Pursuant to the Exchange Agreement, McCormack and Kenzie exchanged all of the shares of Series H Preferred Stock that they acquired from sale of LTEL Holdings, for 1,960.8 and 39.2 shares, respectively, of the Company's Series L 9% Convertible Preferred Stock (the "Series L Preferred Stock").

Because the shares of Series L Preferred Stock were issued in exchange for the remaining outstanding shares of Series H Preferred Stock, the Company did not receive any proceeds in connection with the issuance of the Series L Preferred Stock.

The Series L Preferred Stock entitles McCormack and Kenzie to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series L Preferred Stock. The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option.

The Series L Preferred Stock is convertible into common stock of the Company at the option of the holder by using a conversion price which was 80% of the average of the two (2) lowest closing bid prices for the twenty-day trading period prior to the conversion date.

Redemption of the Series L Preferred Stock, whether at the Company’s option or that of McCormack or Kenzie, requires the Company to pay, as a redemption price, the stated value of the outstanding shares of Series L Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

In connection with the issuance of the Series L Preferred Stock, the Company filed with the State of Delaware a Certificate of Designation and Series L 9% Convertible Stock Terms (the “Series L Terms”), which become a part of the Company’s Certificate of Incorporation, as amended.

The Company accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of the Company. The Series L Preferred Stock is convertible into shares of common stock of the Company. The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 140%, risk-free rate of 3.75% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock. Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount the Company had assigned to the Series H Preferred Stock.

For the nine months ended September 30, 2006, the Company issued 66,334,622 shares of our Class A common stock in conversion of 27 shares of its Series L Preferred Stock. At September 30, 2006, 1,973 shares of Series L Preferred Stock remained outstanding. Subsequent to September 30, 2006 and through November 13, 2006, the Company issued 208,254,171 shares of our Class A common stock in conversion of 59.2 shares of Series L Preferred Stock.

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

Also in connection with the Seventh Equity Line Agreement, the Company granted registration rights to the Equity Line Investor and has filed three registration statements which cover the resales of the shares to be issued under the Seventh Equity Line. All of the shares registered by the first registration statement had been sold as of October 24, 2005. The second registration statement filed in connection with the Seventh Equity Line was declared effective by the SEC on February 10, 2006. All of the shares registered by the second registration statement had been sold as of July 26, 2006. The Company filed a third registration statement on June 26, 2006, to register additional shares under the Seventh Equity Line. However, this registration statement has not been declared effective the SEC and, based upon its communication with the SEC, the Company currently expects that the SEC will not declare the registration statement to be effective. Accordingly, the Company does not currently have an active registration statement filed with the SEC related to the Seventh Equity Line and is currently unable to draw on the Seventh Equity Line.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

For the nine months ended September 30, 2006, the Company received $3,378,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $114,000. The Company issued 300,000,000 shares of Class A common stock to the Equity Line Investor as puts under the Seventh Equity Line totaling $3,378,000.

7. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Class A Common Stock - During the nine months ended September 30, 2006, 300,000,000 shares of Class A common stock were issued in connection with draws on the Seventh Equity Line, 15,028,249 shares were issued in conversion of 266 shares of Series J Preferred Stock, 109,300,000 shares were issued in conversion of 1,093 shares of Series K Preferred Stock, 2,838,412 shares were issued in payment of dividends on Series H Preferred Stock and 66,334,621 shares were issued in conversion of 27 shares of Series L Preferred Stock.

Stock Options - As of September 30, 2006, the Company had a total of 916,705 options to purchase Class A common stock outstanding. During the six months ended September 30, 2006, the Company granted options to employees to purchase 58,000 shares of Class A common stock, none of which were to employees participating in the option exchange program. The options have exercise prices ranging from $0.01 to $0.02 per share, which was the quoted fair market value of the stock on the dates of grant. The options granted vest over the three years following issuance. Options expire within ten years from the date of grant if not exercised. Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $0.01 per share.

Warrants - As of September 30, 2006, the Company had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

8. LITIGATION, COMMITMENTS AND CONTINGENCIES

Breckenridge Complaint - On June 6, 2006, The Breckenridge Fund, LP (“Breckenridge”) filed a complaint against the Company in the Supreme Court of the State of New York, County of Nassau (Index No. 009050/06), in connection with a settlement agreement between the Company and Breckenridge entered into in September 2005. In the Complaint, Breckenridge alleges that Fonix failed to pay certain amounts due under the settlement agreement in the amount of $450,000. The Company has denied the allegations of Breckenridge’s complaint and has filed for a summary judgment motion. The Company intends to vigorously defend itself.

9. SUBSEQUENT EVENTS

Subsequent to September 30, 2006, and through November 13, 2006, the Company received conversion notices on its Series L Preferred Stock and issued 208,254,171 shares of its Class A common stock in conversion of 59.2 shares of its Series L Preferred Stock.

On October 2, 2006, LecStar Telecom Inc., a Georgia corporation (“LecStar Telecom”), LecStar DataNet, Inc., a Georgia corporation (“LecStar DataNet”), LTEL Holdings Corporation (“LTEL Holdings”), a Delaware corporation, and Fonix Telecom Inc., a Delaware corporation (“Fonix Telecom”), each of which are direct or indirect subsidiaries of the Company, filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The case numbers are as follows: LTEL Holdings Corporation, 06-11081 (BLS); LecStar Telecom, Inc., 06-11082 (BLS); LecStar DataNet, Inc., 06-11083 (BLS); Fonix Telecom, Inc., 06-11084 (BLS).)

LecStar Telecom, LecStar DataNet, LTEL Holdings, and Fonix Telecom sought protection under Chapter 7 of title 11 of the U.S. Bankruptcy Code, 11 U.S.C ss 101 et seq. (the “Bankruptcy Code”). Pursuant to Bankruptcy Code Section 701, on October 3, 2006, Alfred Thomas Guliano was appointed the interim trustee for LecStar Telecom, LecStar DataNet, LTEL Holdings, and Fonix Telecom.

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

Overview

We are engaged in providing value-added speech technologies through Fonix Speech, Inc. (“Fonix Speech”). We offer speech-enabling technologies including automated speech recognition (“ASR”) and text-to-speech (“TTS”) through Fonix Speech. We offer our speech-enabling technologies to markets for wireless and mobile devices, computer telephony, server solutions and personal software for consumer applications. We have received various patents for certain elements of our core technologies and have filed applications for other patents covering various aspects of our technologies. We seek to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips. Revenues are generated through licensing of speech-enabling technologies, maintenance contracts and services.

We previously operated a telecommunications business, the results of which were included in prior SEC filings. On October 2, 2006, LecStar Telecom Inc., a Georgia corporation (“LecStar Telecom”), LecStar DataNet, Inc., a Georgia corporation (“LecStar DataNet”), LTEL Holdings Corporation (“LTEL Holdings”), a Delaware corporation, and Fonix Telecom Inc., a Delaware corporation (“Fonix Telecom”), each of which are direct or indirect subsidiaries of Fonix, filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The case numbers are as follows: LTEL Holdings Corporation, 06-11081 (BLS); LecStar Telecom, Inc., 06-11082 (BLS); LecStar DataNet, Inc., 06-11083 (BLS); Fonix Telecom, Inc., 06-11084 (BLS).)

LecStar Telecom, LecStar DataNet, LTEL Holdings, and Fonix Telecom sought protection under Chapter 7 of title 11 of the U.S. Bankruptcy Code, 11 U.S.C ss 101 et seq. (the “Bankruptcy Code”). Pursuant to Bankruptcy Code Section 701, on October 3, 2006, Alfred Thomas Guliano was appointed the interim trustee for LecStar Telecom, LecStar DataNet, LTEL Holdings, and Fonix Telecom. As these subsidiary companies are now in Chapter 7 Bankruptcy proceedings, the results of their operations have not been included in this report.

For the three months ended September 30, 2006 and 2005, the Company generated revenues of $386,000 and $258,000, respectively; and incurred net losses of $4,486,000 and $3,932,000, respectively. For the nine months ended September 30, 2006 and 2005, the Company generated revenues of $1,024,000 and $978,000, respectively, incurred net losses of $8,185,000 and $7,244,000, respectively, and had negative cash flows from operating activities of $3,581,000 and $6,748,000, respectively. As of September 30, 2006, we had an accumulated deficit of $277,001,000, negative working capital of $40,145,000, derivative liability of $21,392,000 related to the issuance of Series L Preferred Stock, a negative investment in affiliates of $9,571,000 related to the telecom subsidiaries subject to bankruptcy (LecStar Telecom, LecStar DataNet, LTEL Holdings and Fonix Telecom), accrued liabilities and accrued settlement obligation of $3,103,000, accounts payable of $1,403,000 and current portion of notes payable of $4,209,000. We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2007, primarily due to expenditure requirements associated with continued marketing and development of its speech-enabling technologies.

We are continually developing new product offerings in the ASR businesses in an effort to increase our revenue stream, and we are continuing to work with our existing customers to increase sales. We have also experienced operating expense decreases through headcount reductions and overall cost reduction measures. Through the combination of increased recurring revenues and the overall operating cost reduction strategies we have implemented, we hope to achieve positive cash flow from operations in the next 18-24 months. However, there can be no assurance that we will be able to achieve positive cash flow from operations within this time frame.

Our cash resources, limited to collections from customers, draws on the Seventh Equity Line and loans, have not been sufficient to cover operating expenses. We have not been declared in default under the terms of any material agreements. We periodically engage in discussions with various sources of financing to facilitate our cash requirements including buyers of both debt and equity securities. To date, no additional sources of funding offering terms superior to those available under equity lines have been implemented, and we rely on first, cash generated from operations, and second, cash provided through the Seventh Equity Line. We will need to generate approximately $6 to $8 million to continue operations for the next twelve months.

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

Deferred revenue as of September 30, 2006, and December 31, 2005, consisted of the following:

Description	Criteria for Recognition	September 30, 2006	December 31, 2005
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$476,000	$466,000

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

Stock-Based Employee Compensation - Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method. Under this transition method, compensation costs are recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. Accordingly, we did not restate the results of prior periods. The most notable change resulting from the adoption of FAS 123(R)is that compensation expense associated with stock options is now recognized in our Statements of Operations, rather than being disclosed in a pro forma footnote to our financial statements. We recognized compensation expense related to option grants and the vesting of previously unvested options for the three months ended September 30, 2006, of $0. For the nine months ended September 30, 2006, we recognized compensation expense related to option grants and the vesting of previously unvested options of $0.

Prior to January 1, 2006, we accounted for stock options granted under our Stock Option Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

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

Results of Operations

Three months ended September 30, 2006, compared with three months ended September 30, 2005

During the three months ended September 30, 2006, we recorded revenues of $386,000, an increase of $128,000 from $258,000 in 2005. The increase was primarily due to increased licensing revenues of $77,000, increased royalty revenue of $50,000 and increased retail product sales of $31,000, partially offset by decreased non-recurring engineering (“NRE”) speech revenues of $28,000.

Selling, general and administrative expenses were $2,024,000 for the three months ended September 30, 2006, an increase of $614,000 from $1,410,000 in 2005. The increase is primarily due to the expense related to fully reserving the intercompany receivable we had with our subsidiaries that filed for bankruptcy protection of $1,214,000, increased advertising expenses of $8,000 and increased occupancy expenses of $7,000, partially offset by decreased other expenses of $235,000, decreased legal and accounting fees of $159,000, decreased consulting expenses of $125,000, decreased travel expenses of $37,000 and decreased salary and wage expenses of $27,000

We incurred research and product development expenses of $551,000 for the three months ended September 30, 2006, a decrease of $29,000 from $580,000 in 2005. The decrease was primarily due to an overall decrease in consulting expenses of $45,000 and decreased other expenses of $13,000, partially offset by increased salaries and wage-related expenses of $12,000, increased occupancy related expenses of $6,000 and increased travel expenses of $8,000.

Net interest and other expense was $2,291,000 for the three months ended September 30, 2006, an increase of $2,192,000 from $99,000 in 2005. The overall increase was due to the loss recognized on the redemption of the Series H Preferred Stock of $10,991,000 and an increase in interest expense of $245,000, combined with decreased interest income of $106,000 and the gain on forgiveness of liabilities of $78,000 recognized in the 2005 period, partially offset by a gain recognized on the change in the derivative liability associated with the Series L Preferred Stock of $9,228,000.

Nine months ended September 30, 2006, compared with nine months ended September 30, 2005

During the nine months ended September 30, 2006, we recorded revenues of $1,024,000, an increase of $46,000 from $978,000 in 2005. The increase was primarily due to increased royalty revenues of $138,000 and increased licensing revenues of $74,000, partially offset by decreased NRE speech revenues of $146,000 and decreased retail product sales of $23,000.

Selling, general and administrative expenses were $4,444,000 for the nine months ended September 30, 2006, an increase of $688,000 from $3,756,000 in 2005. The increase is primarily due to the expense related to fully reserving the intercompany receivable we had with our subsidiaries that filed for bankruptcy protection of $1,214,000, increased salary and wage expenses of $125,000, increased occupancy expenses of $33,000, increased advertising expenses of $25,000 and increased travel expenses of $6,000, partially offset by decreased legal and accounting fees of $363,000, decreased other expenses of $225,000, decreased investor relations related expenses of $75,000 and decreased other tax expenses of $42,000.

We incurred research and product development expenses of $1,711,000 for the nine months ended September 30, 2006, an increase of $83,000 from $1,628,000 in 2005. The increase was primarily due to an overall increase in salaries and wage-related expenses of $116,000, increased travel expense of $17,000 and increased occupancy related expenses of $14,000, partially offset by decreased other operating expenses of $36,000 and decreased consulting expenses of $27,000.

Net interest and other expense was $3,042,000 for the nine months ended September 30, 2006, an increase of $2,319,000 from $723,000 in 2005. The overall increase was due to the loss recognized on the redemption of the Series H Preferred Stock of $10,991,000 and an increase in interest expense of $349,000, combined with decreased interest income of $112,000 and the gain on forgiveness of liabilities of $112,000 recognized in the 2005 period, partially offset by a gain recognized on the change in the derivative liability associated with the Series L Preferred Stock of $9,228,000.

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

Our cash resources are limited to collections from customers, proceeds from the issuance of preferred stock and loan proceeds, and are only sufficient to cover current operating expenses and payments of current liabilities. At September 30, 2006, we had negative working capital of $40,145,000, derivative liability of $21,392,000 related to the issuance of Series L Preferred Stock, a negative investment in affiliates of $9,571,000 related to the telecom assets subject to bankruptcy, accrued liabilities and accrued settlement obligation of $3,103,000, accounts payable of $1,403,000 and current portion of notes payable of $4,209,000.

We had $1,024,000 in revenue and a loss of $8,185,000 for the nine months ended September 30, 2006. Net cash used in operating activities of $3,581,000 for the nine months ended September 30, 2006, resulted principally from the net loss incurred of $8,185,000, recognized on the derivative liability, increased other assets of $95,000, increased prepaid expenses of $47,000, and decreased accrued payroll of $9,000, partially offset by the loss on derivative liability of $1,763,000, the write-down of intercompany receivables of $1,214,000, non-cash accretion of the discount on notes payable of $603,000, increased other accrued liabilities of $582,000, increased accounts payable of $448,000, non-cash accretion of the discount on legal settlement obligation of $98,000, depreciation expense of $44,000 and increased deferred revenues of $10,000. Net cash used in investing activities of $12,000 for the nine months ended September 30, 2006, consisted of the purchase of equipment of $12,000. Net cash provided by financing activities of $3,609,000 consisting primarily of the receipt of $3,504,000 in cash related to the sale of shares of Class A common stock, $325,000 in cash from proceeds from related party notes, proceeds from debentures of $250,000 and proceeds from a credit advance of $75,000, partially offset by payments on accrued settlement obligation of $440,000 and payments on related party notes of $105,000.

We had negative working capital of $40,145,000 at September 30, 2006, compared to negative working capital of $15,427,000 at December 31, 2005. Current assets increased by $62,000 to $230,000 from $168,000 from December 31, 2005, to September 30, 2006. Current liabilities increased by $24,780,000 to $40,375,000 from $15,595,000 during the same period. The change in working capital from December 31, 2005, to September 30, 2006, reflects, in part, the derivative liability recognized in connection with the issuance of Series L Preferred Stock of $21,392,000, increases in current portion of notes payable, accrued liabilities and accounts payable, partially offset by decreases in accrued settlement obligation due to payments made during the nine months ended September 30, 2006. Total assets were $3,042,000 at September 30, 2006, compared to $4,131,000 at December 31, 2005.

Notes Payable - Related Parties

During 2002, two of our executive officers (the “Lenders”) sold shares of our Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to us under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in our operations. The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003. Fonix and the Lenders have agreed to postpone the maturity date on several occasions. The note was due September 30, 2006. As of November 13, 2006, we had not made payment against the outstanding balance due on the note. All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time. The conversion price was the average closing bid price of the shares at the time of the advances. To the extent the market price of our shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, we made a principal payment of $26,000 against the outstanding balance of the promissory note. During 2004, we entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between us and the note holders. We classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004. We made principal payments against the note of $253,000 during the year ended December 31, 2004. During the year ended December 31, 2005, we received an additional advance of $50,000 under the note from the Lenders. The balance due the Lenders at December 31, 2005 was $486,000. During the nine months ended September 30, 2006 we received additional advances of $325,000 and made principal payments to the Lenders against the note of $105,000. The balance due at September 30, 2006 was $706,000.

The unpaid balance of $706,000 at September 30, 2006, is secured by our assets, including our stock of Fonix Speech. As of September 30, 2006, the Lenders had not converted any of the outstanding balance or interest into common stock.

Notes Payable

In connection with the acquisition of the capital stock of LTEL Holdings in 2004, we issued a 5%, $10,000,000, secured, six-year note (the “Note”) payable to McCormack Avenue, Ltd. (“McCormack”). Under the terms of the Note, quarterly interest only payments were required through January 15, 2005, with quarterly principal and interest payments beginning April 2005 and continuing through January 2010. Interest on the Note is payable in cash or, at our option, in shares of our Class A common stock. The Note is secured by the capital stock and all of the assets of LTEL Holdings and its subsidiaries. The Note was valued at $4,624,000 based on an imputed interest rate of 25 percent per annum.

The discount on the Note is based on an imputed interest rate of 25%. The carrying amount of the Note of $5,312,000 at September 30, 2006, was net of unamortized discount of $3,421,000. As of November 13, 2006, we had not made any scheduled payments for 2006.

On September 8, 2006, we received a default notice (the “Default Notice”) from McCormack in respect of the Note. Under the terms of the Note, and a related Security Agreement between us and McCormack dated February 24, 2004 (the “Security Agreement”), McCormack may declare all liabilities, indebtedness, and obligations of Fonix to McCormack under the Security Agreement and the Note immediately due and owing upon an event of default. The Note defines an event of default to include the non-payment by us of a scheduled payment which is not cured within 60 days.

In the Default Notice, McCormack stated that it intended to exercise its rights, including any and all rights set forth in the Note as amended.

Also on September 8, 2006, McCormack provided to us a Notice of Sale, stating McCormack’s intention to sell at public auction all of the collateral referred to in the Security Agreement, consisting of the capital stock and assets of LecStar Telecom, LecStar DataNet and LTEL Holdings. To date, no sale of the assets or capital stock of LecStar Telecom, LecStar DataNet nor LTEL Holdings has occurred.

McCormack has notified us that notwithstanding the Series L Exchange Agreement between us and McCormack discussed above, McCormack has not waived any of its rights in connection with the Note, the Modification Agreement, the Security Agreement, or the Supplemental Security Agreement.

During 2005, we entered into two promissory notes with an unrelated third party in the aggregate amount of $650,000. These notes accrue interest at 10% annually and were due and payable during May and June of 2006. As of November 13, 2006, we had not made the scheduled payments on these promissory notes; the holder of the notes has not declared a default under the notes.

During the third quarter of 2006, we entered into a debenture agreement with an unrelated third party for $619,000. The debenture accrues interest at 9% annually and was due and payable on September 30, 2006. As of November 13, 2006, we had not made payment on the debenture; the holder of the debenture has not declared a default under the debenture.

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

Also in connection with the Seventh Equity Line Agreement, we granted registration rights to the Equity Line Investor and have filed three registration statements which cover the resales of the shares to be issued under the Seventh Equity Line. All of the shares registered by the first registration statement had been sold as of October 24, 2005. The second registration statement filed in connection with the Seventh Equity Line was declared effective by the SEC on February 10, 2006. All of the shares registered by the second registration statement had been sold as of July 26, 2006. We filed a third registration statement on June 26, 2006, to register additional shares under the Seventh Equity Line. However, this registration statement has not been declared effective by the SEC and, based upon our communication with the SEC, we currently expect that the SEC will not declare the registration statement to be effective. Accordingly, we do not currently have an active registration statement filed with the SEC related to the Seventh Equity Line and we are currently unable to draw on the Seventh Equity Line.

For the nine months ended September 30, 2006, we received $3,378,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $114,000. We issued 300,000,000 shares of Class A common stock to the Equity Line Investor as puts under the Seventh Equity Line totaling $3,378,000.

Series H Preferred Stock

We issued 2,000 shares of 5% Series H nonvoting, nonconvertible Preferred Stock on February 24, 2004 in connection with the acquisition of LTEL. Dividends on the $20,000,000 stated value of the outstanding Series H Preferred Stock were payable at the rate of 5% per annum as and when declared by the Board of Directors. The annual dividend requirement was $1,000,000. If dividends were declared on Fonix's common stock, as a condition of that dividend, Fonix was required to pay three percent of the aggregate amount of such dividend to the Series H Preferred Stock. Dividends on the Series H Preferred Stock were payable in cash or, at the option of Fonix, in shares of Class A common stock. We have accrued for the March 31, 2006, June 30, 2006 and the period from July 1, 2006 through September 7, 2006 dividend payments under the Series H Preferred Stock, but have not paid the dividends to the holders of the Series H Preferred Stock as of the date of this report.

On September 7, 2006, we entered into an agreement to exchange the 2,000 shares of Series H Preferred Stock for shares of our Series L Preferred Stock. (See discussion below under “Series L Preferred Stock.”) As of September 30, 2006, no shares of Series H Preferred Stock remained outstanding.

Series J Preferred Stock

On October 6, 2005, we entered into a Series J 5% Convertible Preferred Stock Exchange Agreement (the "Exchange Agreement") with Southridge Partners, LP ("Southridge"), a Delaware limited partnership. Pursuant to the Exchange Agreement, Southridge exchanged all of the shares of our Series I Preferred Stock that it acquired from The Breckenridge Fund, LLC, for 1,452 shares of our Series J 5% Convertible Preferred Stock (the "Series J Preferred Stock").

Because the shares of Series J Preferred Stock were issued in exchange for the remaining outstanding shares of Series I Preferred Stock, we did not receive any proceeds in connection with the issuance of the Series J Preferred Stock. We issued 1,452 shares of Series J Preferred Stock in exchange for 1,172 shares of Series I Preferred Stock. Of the 280 additional shares that were issued to Southridge, 250 were issued as a placement fee and were accounted for as selling, general and administrative expense. The remaining 30 shares were issued as additional litigation expense and were accounted for as legal settlement expense.

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

For the year ended December 31, 2005, the Company issued 3,795,918 shares of its Class A common stock upon conversion of 93 shares of its Series J Preferred Stock. For the nine months ended September 30, 2006, we issued 15,028,249 shares of its Class A common stock upon conversion of 266 shares of its Series J Preferred Stock. At September 30, 2006, no shares of Series J Preferred Stock remained outstanding.

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

For the nine months ended September 30, 2006, we issued 109,300,000 shares of its Class A common stock upon conversion of 1,093 shares of our Series K Preferred Stock. At September 30, 2006, no shares of Series J Preferred Stock remained outstanding.

Series L Preferred Stock

On September 7, 2006, we entered into a Series L 9% Convertible Preferred Stock Exchange Agreement (the "Exchange Agreement") with McCormack and Kenzie Financial (“Kenzie”), a British Virgin Islands company. Pursuant to the Exchange Agreement, McCormack and Kenzie exchanged all of the shares of Series H Preferred Stock that they acquired from sale of LTEL Holdings, for 1,960.8 and 39.2 shares, respectively, of our Series L 9% Convertible Preferred Stock (the "Series L Preferred Stock").

Because the shares of Series L Preferred Stock were issued in exchange for the remaining outstanding shares of Series H Preferred Stock, we did not receive any proceeds in connection with the issuance of the Series L Preferred Stock.

The Series J Preferred Stock entitles McCormack and Kenzie to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series L Preferred Stock. The dividends are payable in cash or shares of our Class A common stock, at our option.

The Series L Preferred Stock is convertible into common stock of Fonix at the option of the holder by using a conversion price which was 80% of the average of the two (2) lowest closing bid prices for the twenty-day trading period prior to the conversion date.

Redemption of the Series L Preferred Stock, whether at the Company’s option or that of McCormack or Kenzie, requires us to pay, as a redemption price, the stated value of the outstanding shares of Series L Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

In connection with the issuance of the Series L Preferred Stock, we filed with the State of Delaware a Certificate of Designation and Series L 9% Convertible Stock Terms (the “Series L Terms”), which become a part of our Certificate of Incorporation, as amended.

We accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of Fonix. The Series L Preferred Stock is convertible into shares of common stock of Fonix. We followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” We recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock. The liability was calculated using the Black-Scholes valuation model. As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock. Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount we had assigned to the Series H Preferred Stock.

For the nine months ended September 30, 2006, we issued 66,334,622 shares of its Class A common stock in conversion of 27 shares of its Series L Preferred Stock. At September 30, 2006, 1,973 shares of Series L Preferred Stock remained outstanding. Subsequent to September 30, 2006 and through November 13, 2006, we issued 208,254,171 shares of our Class A common stock in conversion of 59.2 shares of our Series L Preferred Stock.

Stock Options and Warrants

 During the nine months ended September 30, 2006, we granted options to employees to purchase 58,000 shares of Class A common stock. The options have an exercise prices ranging from $0.01 to $0.02 per share, which was the quoted fair market value of the stock on the dates of grant. The options granted vest over the three years following issuance. Options expire within ten years from the date of grant if not exercised. Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $0.01 per share. As of September 30, 2006, we had a total of 916,705 options to purchase Class A common stock outstanding.

As of September 30, 2006, we had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

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

As we proceed to implement our strategy and to reach our objectives, we anticipate further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments. The strategy adopted by us has significant risks, and shareholders and others interested in Fonix and our Class A common stock should carefully consider the risks set forth below and under the heading “Certain Significant Risk Factors” in Item 1, Part I, of our Annual Report on Form 10-K for the year ended December 31, 2005.

As noted above, as of September 30, 2006, we had an accumulated deficit of $277,001,000, negative working capital of $40,145,000, derivative liability of $21,392,000 related to the issuance of Series L Preferred Stock, a negative investment in affiliates of $9,571,000 related to the telecom assets (LecStar Telecom, LecStar DataNet, LTEL Holdings and Fonix Telecom) subject to bankruptcy, accrued liabilities and accrued settlement obligation of $3,103,000, accounts payable of $1,403,000 and current portion of notes payable of $4,209,000. Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations. These matters raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon several factors, including our success in (1) increasing speech license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs. Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through debt instruments. We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations. Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions. Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables. As we have noted in our annual report and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact) are forward-looking statements. These statements include, but are not limited to our expectations with respect to the development of a diversified revenue base; delivery of our VoiceDial application; the market volume of educational electronic dictionary devices; our ability to capitalize in markets including toys, appliances, and other devices; the market demand for videogames; our growth strategies and the implementation of our Core Technologies and potential results; our payment of dividends on our common stock; our ability to meet customer demand for speech technologies and solutions; development of complementary technologies, products, marketing, and strategic alliance opportunities; profitability of language learning tools; the status of traditional operator systems; our ability to continue operations in the event we do not receive approval to amend our articles of incorporation; the comparability of our speech-enabled Speech Products to other products; our intentions with respect to strategic collaborations and marketing arrangements; our intentions with respect to use of licenses; our plans with respect to development and acquisition of speech solutions; our goals with respect to supplying speech solutions for OEMs; our expectations with respect to continued financial losses; and our intentions with respect to financing our operations in the future. Additional forward-looking statements may be found in the “Certain Significant Risk Factors” Section of our Annual Report on Form 10-K for the year ended December 31, 2005, together with accompanying explanations of the potential risks associated with such statements.

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

Breckenridge Complaint - On June 6, 2006, The Breckenridge Fund, LP (“Breckenridge”) filed a complaint against the Company in the Supreme Court of the State of New York, County of Nassau (Index No. 009050/06), in connection with a settlement agreement between the Company and Breckenridge entered into in September 2005.  In the Complaint, Breckenridge alleges that Fonix failed to pay certain amounts due under the settlement agreement in the amount of $450,000. We have denied the allegations of Breckenridge’s complaint. We have filed for a motion of summary judgment. The Company intends to vigorously defend itself.

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

We incurred net losses of $22,631,000, $15,148,000 and $13,543,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We incurred a net loss of $4,486,000 for the three months ended September 30, 2006 and $8,185,000 for the nine months ended September 30, 2006. As of September 30, 2006, we had an accumulated deficit of $277,001,000, negative working capital of $40,145,000, derivative liability of $21,392,000 related to the issuance of Series L Preferred Stock, a negative investment in affiliates of $9,571,000 related to the telecom assets subject to bankruptcy, accrued liabilities and accrued settlement obligation of $3,103,000, accounts payable of $1,403,000 and current portion of notes payable of $4,209,000.

We expect to continue to spend significant amounts to enhance our Speech Products and technologies and fund further Product development. As a result, we will need to generate significant additional revenue to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we do not achieve and maintain profitability, the market price for our common stock may further decline, perhaps substantially, and we may have to curtail or cease our operations.

Continuing debt obligations could impair our ability to continue as a going concern.

As of September 30, 2006, we had debt obligations of $7,286,000, accrued liabilities and accrued settlement obligation of $3,103,000 and vendor accounts payable of approximately $1,403,000. At present, our revenues from existing licensing arrangements and Speech Product sales are not sufficient to offset our ongoing operating expenses or to pay in full our current debt obligations.

There is substantial risk, therefore, that the existence and extent of the debt obligations described above could adversely affect our business, operations and financial condition, and we may be forced to curtail our operations, sell part or all of our assets, or seek protection under bankruptcy laws. Additionally, there is substantial risk that the current or former employees or our vendors could bring lawsuits to collect the unpaid amounts. In the event of lawsuits of this type, if we are unable to negotiate settlements or satisfy our obligations, we could be forced into bankruptcy.

We currently do not have access to the Seventh Equity Line or other equity lines of credit, which could have a material adverse effect on our ability to continue operations.

Since 2000, we have relied substantially on equity lines of credit for financing our operations. Pursuant to these equity lines, we historically have drawn funds against the equity line and put shares of our Class A common stock to the equity line investor in repayment of the draws. Under current SEC regulations and interpretations by SEC staff members, it appears that we will no longer have access to the Seventh Equity Line of Credit or similar financing arrangements. Although we are seeking to negotiate additional financing sources and reviewing our options, there can be no guarantee that we will be able to enter into arrangements for financing that will be on terms that will be satisfactory to us. Any inability to enter into new financing arrangements could have a material adverse impact on our ability to continue our operations, and we may be required to seek protection under the bankruptcy laws.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2006, we issued 300,000,000 shares of our common stock under the Seventh Equity Line to the Equity Line Investor in connection with draws of $3,378,000. We issued 15,028,249 shares of our common stock in connection with conversions of our Series J Preferred Stock for which we received no proceeds. We issued 109,300,000 shares of our common stock in connection with conversions of our Series K Preferred Stock for which we received no proceeds. We issued 2,838,412 shares of our common stock in payment of $65,000 in dividends on our Series H Preferred Stock. We issued 66,334,621 shares of our common stock in connection with conversions of our Series L Preferred Stock for which we received no proceeds. Subsequent to September 30, 2006 and through November 13, 2006, we issued 208,254,171 shares of our common stock in connection with conversions of our Series L Preferred Stock. The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

The resales of the shares issued in connection with the Seventh Equity Line were registered under registration statements on Form S-1 and Form S-2. The proceeds from the Seventh Equity Line transactions were used for working capital. We received no proceeds from the issuance of shares upon conversion of our series of preferred stock.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits

a.	Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit No.	Description of Exhibit

31.1	Certification of President
31.2	Certification of Chief Financial Officer
32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fonix Corporation

Date: November 20, 2006	/s/ Roger D. Dudley
Roger D. Dudley, Executive Vice President,
Chief Financial Officer
(Principal financial officer)