Form 10-Q/A
period 2006-09-30
FONIX CORP
filed 2007-01-09
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ___________.

Commission File No. 0-23862
Fonix Corporation
(Exact name of registrant as specified in its charter)

Delaware	22-2994719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of December 29, 2006, there were issued and outstanding 1,309,965,981 shares of our Class A common stock.

The purpose of this amendment is to properly account for the discontinued operations of the Company’s telecom entities.

FONIX CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$44,000	$168,000
Accounts receivable, net of an allowance for doubtful accounts of $0 and $137,000, respectively	-	1,121,000
Prepaid expenses and other current assets	186,000	176,000

Total current assets	230,000	1,465,000

Property and equipment, net of accumulated depreciation of $1,247,000 and $1,594,000, respectively	62,000	947,000

Deposits and other assets	119,000	1,592,000

Intangible assets	-	2,658,000

Goodwill	2,631,000	2,631,000

Total assets	$3,042,000	$9,293,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$1,592,000	$8,138,000
Accounts payable	1,403,000	6,770,000
Net liabilities of unconsolidated subsidiaries	20,639,000	-
Derivative liability	21,392,000	-
Accrued payroll and other compensation	214,000	223,000
Accrued settlement obligation, net of unamortized discount of $35,000 and $118,000, respectively	1,511,000	1,853,000
Deferred revenues	476,000	923,000
Notes payable - related parties	706,000	486,000
Current portion of notes payable	3,503,000	1,847,000
Deposits and other	7,000	229,000

Total current liabilities	51,443,000	20,469,000

Long-term notes payable, net of current portion	3,077,000	4,050,000

Total liabilities	54,520,000	24,519,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Series H, nonconvertible; 0 shares and 2,000 shares outstanding	-	4,000,000
Series I, convertible; 0 shares and 0 shares outstanding, respectively	-	-
Series J, convertible; 0 shares and 1,359 shares outstanding, respectively	-	1,359,000
Series K, convertible; 0 shares and 0 shares outstanding, respectively	-	-
Series L, convertible; 1,973 shares and 0 shares outstanding , respectively	-	-
Common stock, $0.0001 par value; 5,000,000,000 shares authorized;
Class A voting, 886,430,512 shares and 392,929,230 shares outstanding, respectively	88,000	39,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	235,519,000	228,905,000
Outstanding warrants to purchase Class A common stock	474,000	474,000
Cumulative foreign currency translation adjustment	10,000	18,000
Accumulated deficit	(288,069,000)	(250,521,000)

Total stockholders' deficit	(51,478,000)	(15,226,000)

Total liabilities and stockholders' deficit	$3,042,000	$9,293,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$386,000	$258,000	$1,024,000	$978,000
Cost of revenues	6,000	21,000	12,000	34,000

Gross profit	380,000	237,000	1,012,000	944,000

Expenses:
Selling, general and administrative	2,024,000	1,410,000	4,444,000	3,756,000
Legal settlement expense	-	2,080,000	-	2,080,000
Product development and research	551,000	580,000	1,711,000	1,628,000

Total expenses	2,575,000	4,070,000	6,155,000	7,464,000

Other income (expense):
Interest and other income	-	106,000	-	112,000
Interest expense	(528,000)	(283,000)	(1,279,000)	(931,000)
Loss on derivative liability	(1,763,000)	-	(1,763,000)	-
Gain on forgiveness of liabilities	-	78,000	-	95,000

Other expense, net	(2,291,000)	(99,000)	(3,042,000)	(724,000)

Net loss from continuing operations	(4,486,000)	(3,932,000)	(8,185,000)	(7,244,000)
Net loss from discontinued operations	(6,361,000)	(2,583,000)	(11,247,000)	(7,681,000)

Net loss	(10,847,000)	(6,515,000)	(19,432,000)	(14,925,000)
Preferred stock dividends	(16,192,000)	(423,000)	(18,295,000)	(996,000)

Loss attributable to common stockholders	$(27,039,000)	$(6,938,000)	$(37,727,000)	$(15,921,000)

Basic and diluted loss per common share from continuing operations	$(0.03)	$(0.01)	$(0.03)	$(0.01)

Basic and diluted loss per common share from discontinued operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Net loss	$(10,847,000)	$(6,515,000)	$(19,432,000)	$(14,925,000)
Other comprehensive (loss) income - foreign currency translation	-	(20,000)	7,000	2,000

Comprehensive loss	$(10,847,000)	$(6,535,000)	$(19,425,000)	$(14,923,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,	2006	2005
Cash flows from operating activities
Net loss	$(19,432,000)	$(14,925,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	11,643,000	7,681,000
Loss on derivative liability	1,763,000	-
Accretion of discount on notes payable	603,000	558,000
Non-cash expense related to the issuance of preferred stock	-	250,000
Stock issued for interest expense on long-term debt	-	384,000
Accretion of discount on legal settlement	98,000	-
Write down of intercompany receivable	1,214,000	-
Legal settlement expense	-	2,080,000
Gain on sale of preferred stock	-	(104,000)
Gain on forgiveness of liabilities	-	(95,000)
Depreciation	44,000	45,000
Foreign exchange loss (gain)	(8,000)	2,000
Changes in assets and liabilities
Accounts receivable	1,000	-
Prepaid expenses and other current assets	(47,000)	(98,000)
Intercompany account	-	(1,078,000)
Other assets	(95,000)	(33,000)
Accounts payable	448,000	(149,000)
Accrued payroll and other compensation	(9,000)	(1,421,000)
Other accrued liabilities	582,000	131,000
Deferred revenues	10,000	24,000

Net cash used in operating activities	(3,185,000)	(6,748,000)

Cash flows from investing activities
Purchase of property and equipment	(12,000)	(23,000)

Net cash used in investing activities	(12,000)	(23,000)

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	3,504,000	6,521,000
Proceeds from related party note payable	325,000	140,000
Proceeds from debentures	250,000	-
Proceeds from credit advance	75,000	-
Payments on related party note payable	(105,000)	-
Payments of accrued settlement obligation	(440,000)	-
Discontinued operations	(536,000)	-
Principal payments on notes payable	-	(102,000)

Net cash provided by financing activities	3,073,000	6,559,000

Net decrease in cash and cash equivalents	(124,000)	(212,000)

Cash and cash equivalents at beginning of year	168,000	309,000

Cash and cash equivalents at end of year	$44,000	$97,000

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

LecStar Telecom, Fonix Telecom & LTEL Holdings
CONDENSED COMBINED BALANCE SHEETS (Liquidation Basis)
(Unaudited)

September 30, 2006
ASSETS

Current assets
Cash and cash equivalents	$-
Accounts receivable	-
Prepaid expenses and other current assets	-

Total current assets	-

Property and equipment, net of accumulated depreciation of $0 and $391,000, respectively	-

Deposits and other assets	-

Intangible assets	-

Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$8,757,000
Accounts payable	9,847,000
Intercompany payable	1,214,000
Deferred revenues	371,000
Current portion of notes payable	256,000
Deposits and other	216,000

Total current liabilities	20,661,000

Long-term notes payable, net of current portion	158,000

Total liabilities	20,819,000

Commitments and contingencies

Stockholders' deficit
Additional paid-in capital	12,800,000
Accumulated deficit	(33,619,000)

Total stockholders' deficit	(20,819,000)

Total liabilities and stockholders' deficit	$-

See accompanying notes to condensed consolidated financial statements.

LecStar Telecom, Fonix Telecom & LTEL Holdings
CONDENSED COMBINED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (Liquidation Basis)
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2006

Revenues	$2,622,000	$8,424,000
Cost of revenues	2,145,000	6,725,000

Gross profit	477,000	1,699,000

Expenses:
Selling, general and administrative	1,923,000	5,412,000
Impairment of assets	4,611,000	5,623,000
Amortization of intangible assets	-	917,000

Total expenses	6,534,000	11,952,000

Other income (expense):
Interest expense	(304,000)	(995,000)
Gain on sale of investments	-	-

Other expense, net	(304,000)	(995,000)

Net loss	$(6,361,000)	$(11,248,000)

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

The Company has not consolidated the assets, liabilities or operations related to the assets shown on the liquidation basis financial statements at September 30, 2006 as these assets are under the control of the court appointed bankruptcy trustee pursuant to the filing for protection under Chapter 7 of the Bankruptcy Code by LecStar Telecom, Inc., LecStar DataNet, Inc., LTEL Holdings and Fonix Telecom, Inc. on October 2, 2006 (See Note 9). The accompanying footnotes do not include disclosures related to the operations of the aforementioned companies and represent solely the operations of Fonix Speech, Inc. The Company has also included the financial statements for LecStar Telecom, Fonix Telecom and LTEL Holdings shown on a combined liquidation basis.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

LecStar Telecom, LecStar DataNet, LTEL Holdings, and Fonix Telecom sought protection under Chapter 7 of title 11 of the U.S. Bankruptcy Code, 11 U.S.C ss 101 et seq. (the “Bankruptcy Code”). Pursuant to Bankruptcy Code Section 701, on October 3, 2006, Alfred Thomas Guliano was appointed the interim trustee for LecStar Telecom, LecStar DataNet, LTEL Holdings, and Fonix Telecom.

Business Condition - For the three months ended September 30, 2006 and 2005, the Company generated revenues of $386,000 and $258,000, respectively, and incurred net losses of $10,847,000 and $6,515,000, respectively. For the nine months ended September 30, 2006 and 2005, the Company generated revenues of $1,024,000 and $978,000, respectively, incurred net losses of $19,432,000 and $14,925,000, respectively, and had negative cash flows from operating activities of $3,185,000 and $6,748,000, respectively. As of September 30, 2006, the Company had an accumulated deficit of $288,069,000, negative working capital of $51,213,000, derivative liability of $21,392,000 related to the issuance of Series L Preferred Stock, net liabilities of unconsolidated subsidiaries of $20,639,000 related to the telecom subsidiaries subject to bankruptcy (LecStar, Telecom, LecStar DataNet, LTEL Holdings and Fonix Telecom), accrued liabilities and accrued settlement obligation of $3,800,000, accounts payable of $1,403,000 and current portion of notes payable of $4,209,000. The Company expects to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2007, primarily due to expenditure requirements associated with continued marketing and development of its speech-enabling technologies.

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

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	2006		2005
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss from continuing operations	$(4,486,000)		$(3,932,000)
Net loss from discontinued operations	(6,361,000)	$(0.01)	(2,583,000)	$(0.01)
Net loss	$(10,847,000)		$(6,515,000)
Preferred stock dividends	(16,192,000)		(423,000)
Loss attributable to common stockholders	$(27,039,000)	$(0.03)	$(6,938,000)	$(0.01)
Weighted-average common shares outstanding	825,819,722		294,655,483

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

	Nine Months Ended September 30,
	2006		2005
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss from continuing operations	$(8,185,000)		$(7,244,000)
Net loss from discontinued operations	(11,247,000)	$(0.01)	(7,681,000)	$(0.01)
Net loss	$(19,432,000)		$(14,925,000)
Preferred stock dividends	(18,295,000)		(996,000)
Loss attributable to common stockholders	$(37,727,000)	$(0.03)	$(15,921,000)	$(0.01)
Weighted-average common shares outstanding	716,417,308		221,598,946

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

For Fonix Telecom and LecStar (accounted for as discontinued operations in these statements), telecommunications revenue was comprised of two main components: (1) fees paid by business and residential subscribers of voice and data services; and (2) carrier access fees. Subscriber revenues include monthly recurring charges, usage charges and non-recurring charges. Monthly recurring charges are flat monthly fees for local phone and data services. Usage charges, which primarily include long distance fees, were generally billed on a per-minute or per-call basis. Non-recurring charges are generally one-time charges for installation or changes to the subscriber’s service. Carrier access fees were paid to the Company by other telecommunications carriers as compensation for originating and terminating the carriers’ long distance traffic. Revenue from monthly recurring charges was recognized ratably over the period the local phone and data services are provided. Revenue from usage charges non-recurring charges and carrier access fees was recognized on the date the services are provided.

Deferred revenue as of September 30, 2006, and December 31, 2005, consisted of the following:

Description	Criteria for Recognition	September 30, 2006	December 31, 2005
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$476,000	$466,000

Telecom deferred revenue	Service provided for customer	--	457,000

Total deferred revenue		$476,000	$923,000

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

Three Months Ended September 30,	2005
Net loss, as reported	$(6,515,000)
Add back: Total stock-based employee compensation	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(15,000)
Pro forma net loss	$(6,530,000)
Basic and diluted net loss per common share:
As reported	$(0.03)
Pro forma	(0.03)

Nine Months Ended September 30,	2005
Net loss, as reported	$(14,925,000)
Add back: Total stock-based employee compensation	-

Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(37,000)
Pro forma net loss	$(14,962,000)
Basic and diluted net loss per common share:
As reported	$(0.07)
Pro forma	(0.07)

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

3. NOTES PAYABLE

On February 24, 2004, LecStar had an asset securitization facility of $750,000. Assets securitized under this facility consist of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana. LecStar has pledged to the lender its interest in the special purpose securitization facility, LecStar Telecom Ventures LLC, a wholly owned subsidiary of LTEL, and customer accounts receivable. The note bears an interest rate of 6.5% and is due on February 27, 2007, with 24 equal monthly installments which began on March 6, 2005. During 2005, the Company made principal payments of $213,000. During the nine months ended September 30, 2006, the Company made principal payments of $124,000.

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

The discount on the Note is based on an imputed interest rate of 25%. The carrying amount of the Note of $5,312,000 at September 30, 2006, was net of unamortized discount of $3,241,000. As of December 29, 2006, the Company had not made any scheduled payments for 2006.

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

During the fourth quarter of 2005, the Company entered into two promissory notes with an unrelated third party in the aggregate amount of $650,000. These notes accrue interest at 10% annually and were due and payable during May and June of 2006. As of December 29, 2006, the Company had not made the scheduled payments on these promissory notes; the holder of the notes has not declared a default under the notes.

During the third quarter of 2006, the Company entered into a debenture agreement with an unrelated third party for $619,000. The debenture accrues interest at 9% annually and was due and payable on September 30, 2006. As of December 29, 2006, the Company had not made payment on the debenture; the holder of the debenture has not declared a default under the debenture.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

The following schedule summarizes the Company’s current debt obligations and respective balances at September 30, 2006, and December 31, 2005:

Notes Payable	2006	2005

5% Note payable to a company, $8,733,000 and $8,733,000, respectively face amount, due in quarterly installments of $319,000, matures January 2010, less unamortized discount based on interest imputed at 25% of $3,421,000 and $4,023,000, respectively	$5,311,000	$4,710,000
Note payable to a company, interest at 10%, matured May 2006	350,000	350,000
Note payable to a company, interest at 10%, matured June 2006	300,000	300,000
Note payable to a company, due in monthly installments of $23,000, interest at 6.5%, matures January 2008, collateralized by trade accounts receivable	--	537,000
Debenture to a company, interest at 9%, matured September 2006	619,000	--
Note payable to related parties, interest at 12%, matured September 2006, secured by intellectual property rights	706,000	486,000
Total notes payable	7,286,000	6,383,000
Less current maturities	(4,209,000)	(2,338,000)
Long-Term Note Payable	$3,077,000	$4,050,000

4. RELATED-PARTY NOTES PAYABLE

During 2002, two of the Company’s executive officers (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to the Company under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in the Company’s operations. The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003. Fonix and the Lenders have agreed to postpone the maturity date on several occasions. The note was due September 30, 2006. As of December 29, 2006, the Company had not made payment against the outstanding balance due on the note. All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time. The conversion price was the average closing bid price of the shares at the time of the advances. To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

For the nine months ended September 30, 2006, the Company issued 66,334,622 shares of our Class A common stock in conversion of 27 shares of its Series L Preferred Stock. At September 30, 2006, 1,973 shares of Series L Preferred Stock remained outstanding. Subsequent to September 30, 2006 and through December 29, 2006, the Company issued 423,535,469 shares of our Class A common stock in conversion of 114.6 shares of Series L Preferred Stock.

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

9. SUBSEQUENT EVENTS

Subsequent to September 30, 2006, and through December 29, 2006, the Company received conversion notices on its Series L Preferred Stock and issued 423,535,469 shares of its Class A common stock in conversion of 114.6 shares of its Series L Preferred Stock.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

LecStar Telecom, LecStar DataNet, LTEL Holdings, and Fonix Telecom sought protection under Chapter 7 of title 11 of the U.S. Bankruptcy Code, 11 U.S.C ss 101 et seq. (the “Bankruptcy Code”). Pursuant to Bankruptcy Code Section 701, on October 3, 2006, Alfred Thomas Guliano was appointed the interim trustee for LecStar Telecom, LecStar DataNet, LTEL Holdings, and Fonix Telecom.

On December 7, 2006, the Company entered into a Securities Purchase Agreement, dated as of December 1, 2006 (the “Agreement”), with Southridge relating to the purchase and sale of a Series E 9% Secured Subordinated Convertible Debenture (the “Debenture”) in the principal amount of $850,000.

Pursuant to the Agreement, Southridge paid the purchase price by tendering a prior debenture in the aggregate amount (including principal and interest) of $641,000, and agreed that an advance to the Company in the amount of $75,000 made in November 2006 would also constitute part of the purchase price. Southridge agreed to fund the remaining $134,000 upon the effectiveness of a registration statement, to be filed by the Company, to register the resales of shares issuable to Southridge upon conversion of the Debenture.

The Debenture is convertible into shares of our Class A common stock. The number of shares issuable is determined by dividing the amount of the Debenture being converted by the conversion price, which is the average of the two lowest per share market values for the twenty trading days immediately preceding the conversion date multiplied by seventy percent. The conversion price is subject to adjustment as set forth in the Debenture. Southridge has agreed not to convert the Debenture to the extent that such conversion would cause Southridge to beneficially own in excess of 4.999% of the then-outstanding shares of Class A common stock of the Company except in the case of a merger by the Company or other organic change.

The Company also entered into a Registration Rights Agreement (the “Registration Agreement”) with Southridge pursuant to which the Company agreed to file a registration statement to register the resale by Southridge of shares of the Company’s common stock issuable upon conversion of the Debenture. Under the Registration Agreement, the Company agreed to file a registration statement to register the resale by Southridge of up to 300,000,000 shares of Fonix Class A common stock

In addition to the Debenture issued to Southridge described above, on December 7, 2006, the Company entered into a Securities Purchase Agreement, dated as of December 1, 2006 (the “McCormack Agreement”), with McCormack, relating to the purchase and sale of a Series E 9% Secured Subordinated Convertible Debenture (the “McCormack Debenture”) in the principal amount of $1,039,000.

Pursuant to the McCormack Agreement, McCormack paid the purchase price by tendering outstanding promissory notes in the amounts of $300,000 and $350,000, together with combined interest thereon of $64,000, and agreed that advances to the Company in the amount of $325,000, made in September, October, and November 2006, would also constitute part of the purchase price.

The McCormack Debenture is convertible into shares of the Registrant’s Class A common stock. The number of shares issuable is determined by dividing the amount of the Debenture being converted by the conversion price, which is the average of the two lowest per share market values for the twenty trading days immediately preceding the conversion date multiplied by seventy percent. The conversion price is subject to adjustment as set forth in the Debenture. McCormack agreed not to convert the Debenture to the extent that such conversion would cause McCormack to beneficially own in excess of 4.999% of the then-outstanding shares of Class A common stock of the Company except in the case of a merger by the Company or other organic change.

The Company also entered into a Registration Rights Agreement (the “McCormack Registration Agreement”) with McCormack pursuant to which the Company agreed to file a registration statement to register the resale by McCormack of shares of the Company’s common stock issuable upon conversion of the Debenture.

The Company received no new capital in connection with the issuance and sale of the Debenture.

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

For the three months ended September 30, 2006 and 2005, the Company generated revenues of $386,000 and $258,000, respectively; and incurred net losses of $10,847,000 and $6,515,000, respectively. For the nine months ended September 30, 2006 and 2005, the Company generated revenues of $1,024,000 and $978,000, respectively, incurred net losses of $19,432,000 and $14,925,000, respectively, and had negative cash flows from operating activities of $3,185,000 and $6,748,000, respectively. As of September 30, 2006, we had an accumulated deficit of $288,069,000, negative working capital of $51,213,000, derivative liability of $21,392,000 related to the issuance of Series L Preferred Stock, net liabilities of unconsolidated subsidiaries of $20,639,000 related to the telecom subsidiaries subject to bankruptcy (LecStar Telecom, LecStar DataNet, LTEL Holdings and Fonix Telecom), accrued liabilities and accrued settlement obligation of $3,800,000, accounts payable of $1,403,000 and current portion of notes payable of $4,209,000. We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2007, primarily due to expenditure requirements associated with continued marketing and development of its speech-enabling technologies.

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

For Fonix Telecom and LecStar (accounted for as discontinued operations in the Condensed Consolidated Financial Statements), telecommunications revenue was comprised of two main components: (1) fees paid by business and residential subscribers of voice and data services; and (2) carrier access fees. Subscriber revenues include monthly recurring charges, usage charges and non-recurring charges. Monthly recurring charges were flat monthly fees for local phone and data services. Usage charges, which primarily include long distance fees, are generally billed on a per-minute or per-call basis. Non-recurring charges are generally one-time charges for installation or changes to the subscriber’s service. Carrier access fees were paid to us by other telecommunications carriers as compensation for originating and terminating the carriers’ long distance traffic. Revenue from monthly recurring charges was recognized ratably over the period the local phone and data services are provided. Revenue from usage charges non-recurring charges and carrier access fees was recognized on the date the services are provided.

Deferred revenue as of September 30, 2006, and December 31, 2005, consisted of the following:

Description	Criteria for Recognition	September 30, 2006	December 31, 2005
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$476,000	$466,000

Telecom deferred revenue	Service provided for customer	--	457,000

Total deferred revenue		$476,000	$923,000

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

Results of Operations (Continuing operations only)

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

Net interest and other expense was $3,042,000 for the nine months ended September 30, 2006, an increase of $2,319,000 from $724,000 in 2005. The overall increase was due to the loss recognized on the redemption of the Series H Preferred Stock of $10,991,000 and an increase in interest expense of $349,000, combined with decreased interest income of $112,000 and the gain on forgiveness of liabilities of $112,000 recognized in the 2005 period, partially offset by a gain recognized on the change in the derivative liability associated with the Series L Preferred Stock of $9,228,000.

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

Our cash resources are limited to collections from customers, proceeds from the issuance of preferred stock and loan proceeds, and are only sufficient to cover current operating expenses and payments of current liabilities. At September 30, 2006, we had negative working capital of $51,213,000, derivative liability of $21,392,000 related to the issuance of Series L Preferred Stock, net liabilities of unconsolidated subsidiaries of $20,639,000 related to the telecom assets subject to bankruptcy, accrued liabilities and accrued settlement obligation of $3,317,000, accounts payable of $1,403,000 and current portion of notes payable of $4,209,000.

We had $1,024,000 in revenue and a loss of $19,432,000 for the nine months ended September 30, 2006. Net cash used in operating activities of $3,185,000 for the nine months ended September 30, 2006, resulted principally from the net loss incurred of $19,432,000, increased other assets of $95,000, increased prepaid expenses of $47,000, and decreased accrued payroll of $9,000, partially offset by the results of discontinued operations of $11,107,000, the loss on derivative liability of $1,763,000, the write-down of intercompany receivables of $1,214,000, non-cash accretion of the discount on notes payable of $603,000, increased other accrued liabilities of $582,000, increased accounts payable of $448,000, non-cash accretion of the discount on legal settlement obligation of $98,000, depreciation expense of $44,000 and increased deferred revenues of $10,000. Net cash used in investing activities of $12,000 for the nine months ended September 30, 2006, consisted of the purchase of equipment of $12,000. Net cash provided by financing activities of $3,609,000 consisting primarily of the receipt of $3,504,000 in cash related to the sale of shares of Class A common stock, $325,000 in cash from proceeds from related party notes, proceeds from debentures of $250,000 and proceeds from a credit advance of $75,000, partially offset by payments on accrued settlement obligation of $440,000 and payments on related party notes of $105,000.

We had negative working capital of $51,213,000 at September 30, 2006, compared to negative working capital of $19,004,000 at December 31, 2005. Current assets decreased by $1,235,000 to $230,000 from $1,465,000 from December 31, 2005, to September 30, 2006. Current liabilities increased by $30,974,000 to $51,443,000 from $20,469,000 during the same period. The change in working capital from December 31, 2005, to September 30, 2006, reflects, in part, the derivative liability recognized in connection with the issuance of Series L Preferred Stock of $21,392,000, the loss of assets related to discontinued operations, the net liabilities of unconsolidated subsidiaries of $20,639,000 related to discontinued operations and increases in current portion of notes payable, accrued liabilities and accounts payable, partially offset by decreases in accrued settlement obligation due to payments made during the nine months ended September 30, 2006. Total assets were $3,042,000 at September 30, 2006, compared to $9,293,000 at December 31, 2005.

Notes Payable - Related Parties

During 2002, two of our executive officers (the “Lenders”) sold shares of our Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to us under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in our operations. The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003. Fonix and the Lenders have agreed to postpone the maturity date on several occasions. The note was due September 30, 2006. As of December 29, 2006, we had not made payment against the outstanding balance due on the note. All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time. The conversion price was the average closing bid price of the shares at the time of the advances. To the extent the market price of our shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

Notes Payable

On February 28, 2004, LecStar had an asset securitization facility which provided LecStar with $750,000. Assets securitized under this facility consist of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana. LecStar has pledged its interest in the special purpose securitization facility, LecStar Telecom Ventures LLC, and customer accounts receivable to the lender. We have recorded the $750,000 as a note payable in our consolidated financial statements. The note bears an interest rate of 6.5% and is due on February 27, 2007, with 24 equal monthly installments which began on March 6, 2005. During 2005, we made principal payments of $215,000. During the nine months ended September 30, 2006, we made principal payments of $124,000.

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

The discount on the Note is based on an imputed interest rate of 25%. The carrying amount of the Note of $5,312,000 at September 30, 2006, was net of unamortized discount of $3,421,000. As of December 29, 2006, we had not made any scheduled payments for 2006.

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

During 2005, we entered into two promissory notes with an unrelated third party in the aggregate amount of $650,000. These notes accrue interest at 10% annually and were due and payable during May and June of 2006. As of December 29, 2006, we had not made the scheduled payments on these promissory notes; the holder of the notes has not declared a default under the notes.

During the third quarter of 2006, we entered into a debenture agreement with an unrelated third party for $619,000. The debenture accrues interest at 9% annually and was due and payable on September 30, 2006. As of December 29, 2006, we had not made payment on the debenture; the holder of the debenture has not declared a default under the debenture.

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

For the nine months ended September 30, 2006, we issued 66,334,622 shares of its Class A common stock in conversion of 27 shares of its Series L Preferred Stock. At September 30, 2006, 1,973 shares of Series L Preferred Stock remained outstanding. Subsequent to September 30, 2006 and through December 29, 2006, we issued 423,535,4469 shares of our Class A common stock in conversion of 114.6 shares of our Series L Preferred Stock.

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

As noted above, as of September 30, 2006, we had an accumulated deficit of $288,069,000, negative working capital of $51,213,000, derivative liability of $21,392,000 related to the issuance of Series L Preferred Stock, net liabilities of unconsolidated subsidiaries of $20,639,000 related to the telecom assets (LecStar Telecom, LecStar DataNet, LTEL Holdings and Fonix Telecom) subject to bankruptcy, accrued liabilities and accrued settlement obligation of $3,800,000 accounts payable of $1,403,000 and current portion of notes payable of $4,209,000. Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations. These matters raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon several factors, including our success in (1) increasing speech license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs. Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through debt instruments. We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations. Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions. Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables. As we have noted in our annual report and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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

We incurred net losses of $22,631,000, $15,148,000 and $13,543,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We incurred a net loss of $10,847,000 for the three months ended September 30, 2006 and $19,432,000 for the nine months ended September 30, 2006. As of September 30, 2006, we had an accumulated deficit of $288,069,000, negative working capital of $51,213,000, derivative liability of $21,392,000 related to the issuance of Series L Preferred Stock, net liabilities of unconsolidated subsidiaries of $20,639,000 related to the telecom assets subject to bankruptcy, accrued liabilities and accrued settlement obligation of $3,800,000, accounts payable of $1,403,000 and current portion of notes payable of $4,209,000.

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

As of September 30, 2006, we had debt obligations of $7,286,000, accrued liabilities and accrued settlement obligation of $3,800,000 and vendor accounts payable of approximately $1,403,000. At present, our revenues from existing licensing arrangements and Speech Product sales are not sufficient to offset our ongoing operating expenses or to pay in full our current debt obligations.

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

During the nine months ended September 30, 2006, we issued 300,000,000 shares of our common stock under the Seventh Equity Line to the Equity Line Investor in connection with draws of $3,378,000. We issued 15,028,249 shares of our common stock in connection with conversions of our Series J Preferred Stock for which we received no proceeds. We issued 109,300,000 shares of our common stock in connection with conversions of our Series K Preferred Stock for which we received no proceeds. We issued 2,838,412 shares of our common stock in payment of $65,000 in dividends on our Series H Preferred Stock. We issued 66,334,621 shares of our common stock in connection with conversions of our Series L Preferred Stock for which we received no proceeds. Subsequent to September 30, 2006 and through December 29, 2006, we issued 423,535,469 shares of our common stock in connection with conversions of 114.6 shares of our Series L Preferred Stock. The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

Fonix Corporation

Date: January 8, 2007	/s/ Roger D. Dudley
Roger D. Dudley, Executive Vice President,
Chief Financial Officer
(Principal financial officer)