Form 10-K
period 2006-12-31
FONIX CORP
filed 2007-03-29
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 0-23862
Fonix Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2994719 (I.R.S. Employer Identification No.)

9350 South 150 East, Suite 700
Sandy, Utah 84070
(Address of principal executive offices with zip code)

(801) 553-6600
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Class A Common Stock ($0.0001 par value per share)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [  ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
Required [X]   Not Required [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X]   No[  ].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $7,495,000, calculated using a closing price of $0.0094 per share on June 30, 2006. For purposes of this calculation, the registrant has included only the number of shares directly held by its officers and directors as of (and not counting shares beneficially owned on that date), in determining the shares held by non-affiliates.

As of March 19, 2007, there were issued and outstanding 1,642,139,820 shares of our Class A common stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer [  ]   Accelerated Filer [  ]   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [  ]   No [X].

Fonix Corporation

2006 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	BUSINESS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY FONIX AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” IN THE SECTION ENTITLED “FORWARD-LOOKING STATEMENTS,” AND ELSEWHERE IN THIS ANNUAL REPORT. WE DISCLAIM ANY INTENTION OR OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT, WHETHER AS A RESULTOF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE. THE FOLLOWING DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT.

About Fonix

Fonix Corporation (the “Company,” “Fonix,” or “us”) is engaged in providing value-added speech technologies through Fonix Speech, Inc. (“Fonix Speech”). We offer speech-enabling technologies including automated speech recognition (“ASR”) and text-to-speech (“TTS”) through Fonix Speech. We offer our speech-enabling technologies to markets for personal software for consumer applications including video games, e.Dictionaries and mobile navigation devices with GPS, wireless and mobile devices, computer telephony, and server solutions. We have received various patents for certain elements of our core technologies and have filed applications for other patents covering various aspects of our technologies. We seek to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips. Revenues are generated through licensing of speech-enabling technologies, unit royalties, maintenance contracts and services.

We are continually developing new product offerings utilizing our TTS and ASR technologies in an effort to increase our revenue stream, and we are continuing to work with our existing customers to increase sales. We have also experienced operating expense decreases through headcount reductions and overall cost reduction measures. Through the combination of increased recurring revenues and the overall operating cost reduction strategies we have implemented, we hope to achieve positive cash flow from operations in the next 18-24 months. However, there can be no assurance that we will be able to achieve positive cash flow from operations within this time frame.

Our cash resources, limited to collections from customers, sales of our equity and debt securities and loans, have not been sufficient to cover operating expenses. We periodically engage in discussions with various sources of financing to facilitate our cash requirements including buyers of both debt and equity securities. To date, no additional sources of funding offering terms superior to those available under equity lines and convertible debentures have been implemented, and we rely on, first, cash generated from operations, and second, convertible debt financing arrangements. In addition to anticipated revenues generated from current and future customers, we will need to generate approximately $2.5 to $5 million to continue operations for the next twelve months. There can be no assurance that we will be able to obtain such financing or that the terms will be favorable to the Company.

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

LecStar Telecom, LecStar DataNet, LTEL Holdings, and Fonix Telecom sought protection under Chapter 7 of title 11 of the U.S. Bankruptcy Code, 11 U.S.C ss 101 et seq. (the “Bankruptcy Code”). Pursuant to Bankruptcy Code Section 701, on October 3, 2006, Alfred Thomas Guliano was appointed the interim trustee for LecStar Telecom, LecStar DataNet, LTEL Holdings, and Fonix Telecom. As these subsidiary companies were in Chapter 7 Bankruptcy proceedings as of the date of this Annual Report, the results of their operations have been treated as discontinued operations.

Company Internet addresses are as follows:
Fonix Corporation - www.fonix.com
Fonix Speech, Inc. - www.fonixspeech.com

History and Development of the Company

The Company was incorporated in Delaware in 1985, and, pursuant to a merger transaction in 1994, the Company’s name was changed to Fonix Corporation. Through Fonix Speech, the Company delivers speech interface development tools, solutions and applications (the “Speech Products”) that empower people to interact conversationally with information systems and devices. The Speech Products are based on the Company’s speech-enabling technologies, which include text-to-speech (“TTS”) and proprietary neural network-based automatic speech recognition (“ASR”). ASR and TTS technologies are sometimes collectively referred to as our “Core Technologies.” The Company’s Speech Products enhance user productivity, ease of use and efficiency in a broad range of market segments, including mobile and wireless devices; videogame consoles; electronic devices for the assistive and language learning markets, robots, appliances; automotive telematics, computer telephony and server applications.

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

On February 24, 2004, the Company completed its acquisition of all of the capital stock of LTEL Holdings Corporation (“LTEL”) and its wholly owned subsidiaries, LecStar Telecom, Inc. and LecStar DataNet, Inc. (collectively “LecStar”). LecStar, an Atlanta-based competitive local exchange carrier, offered wire line voice, data, long distance and Internet services to business and residential customers throughout BellSouth’s Southeastern United States operating territory. On October 2, 2006, LecStar, LTEL Holdings, and Fonix Telecom, each of which are direct or indirect subsidiaries of Fonix, filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware, as discussed above.

VALUE-ADDED SPEECH TECHNOLOGIES

Fonix Speech, Inc.

On January 1, 2006, Fonix Speech, Inc. was incorporated and now operates as a wholly owned subsidiary of Fonix Corporation. Fonix Speech provides value-added embedded speech technology development tools, applications and solutions for multiple market segments comprising mobile and wireless devices, video game consoles, electronic devices for the assistive and language learning markets, robots, appliances, automotive telematics, computer telephony and server applications.

Original Equipment Manufacturers (“OEMs”) or Original Design Manufacturers (“ODMs”)of consumer electronics devices and products, software developers, wireless operators, telephony distributors, system integrators and value-added resellers (“VARs”) can simplify the use and increase the functionality of their electronic products and services by integrating Fonix speech interfaces, resulting in broader market opportunities and significant competitive advantages. Fonix Speech development tools and solutions support multiple hardware and software platforms, are environment and speaker independent, optimize cost and power efficiencies, are easily integrated with relatively small memory requirements for embedded applications, and enhance scalability for high channel capacity for computer telephony and server-based systems.

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
Fonix VoiceDialTM is a totally interactive, hands-free software application for Windows Mobile Pocket PC, Smartphone and Symbian devices that enables users to access mobile phone contacts simply by speaking. VoiceDial is speaker independent, so no voice training is involved, including both contact names and digit dialing. Fonix speech recognition is highly accurate, even in noisy environments like cars or airports. VoiceDial offers several prompting voices; users choose which voices to download to their device. All TTS voices are highly intelligible and will handle an unlimited vocabulary, even with difficult contact names. VoiceDial is available in multiple languages — English, French, German and Spanish. Current phones supported by Fonix VoiceDial include: Cingular (now AT&T Wireless) 2125, T-Mobile SDA, SDA II, Audiovox SMT 5600, i-mate SP3, i-mate SP3i, i-mate SP5, Motorola i930, Motorola MPx220, SPV C500, SPV C600, TSM 520, T-Mobile MDA, Cingular 8125, PPC 6700, Audiovox PPC 6600, i-mate PDA2k, i-mate JASJAR, i-mate K-JAM, MDA Pro, SPV M5000, and Qtek 9100.

o	Fonix VoiceCentral
Fonix VoiceCentral™ is a totally interactive, hands-free software application for Windows Mobile Pocket PC and Smartphone devices that enables users to access Personal Information Management (PIM) tools, navigate through the device software and access song and movie lists simply by speaking. VoiceCentral incorporates the award-winning Fonix VoiceDial software, while adding several other significant capabilities. VoiceCentral allows users to manage email (listen to email, then choose to delete, reply with a .wav file or save); access calendar and tasks; launch or close any application simply by speaking; dial names directly from the contact list (users do not have to navigate multiple menu trees; they just say the name of the person they want to call); and dial a number directly using a continuous string of numbers.

Fonix Mobile / Wireless Market Opportunities:

Fonix Speech’s partners, OEMs and ODMs provide significant potential to reach users in many market areas. Fonix Speech has already seen significant market response to VoiceDial and expects to deliver in the following channels:

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

o
Mobile Operators: Fonix markets VoiceDial and VoiceCentral through mobile operators such as AT&T Wireless (formerly Cingular), T-Mobile, Orange, Vodafone and Verizon. VoiceDial can be delivered several ways, including loading software directly on the device or over-the-air activation.

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
Fonix speech solutions make everyday life easier for people who are blind or have visual, vocal or mobility impairments, and for non-English speakers who are learning the English language. Fonix DECtalk®, one of the best known and most respected name in the assistive market, transforms ordinary text into highly intelligible speech. Fonix VoiceIn™ is Fonix Speech’s proprietary neural network-based automatic speech recognition. Fonix Speech has taken its intuitive Core Technologies and applied them to everyday speech solutions for PCs and other consumer devices such as cordless phones, electronic dictionaries, MP3s and toys.

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
Fonix solutions apply speech interfaces to tasks that users perform everyday. Many of these solutions are appropriate for multiple markets — assistive, mobile and wireless, and business and home users. The Speech Products enable users to listen to documents, have email read aloud, access programs and launch applications with speech commands. Current partners include Microsoft, Intel, Hitachi, O2, Code Factory, Casio and HTC.

o	The Language Learning Market - e.Dictionaries
Fonix Speech solutions are particularly useful for non-English speakers who are learning the language. In the speech-enabled language learning market, Fonix has capitalized on (i) Fonix DECTalk’s small memory footprint and high intelligibility and (iI) Fonix VoiceIn’s high-recognition-rate capabilities. Speech-enabled language learning is an emerging market, especially in Asia. Multiple OEMs currently sell handheld electronic dictionaries in Japan and Korea that allow individuals to type a word in their native language (like Japanese) and have the word read or spoken back to them in English. Non-English speakers can look up words in an English dictionary and have the device speak the word correctly in English. Educational electronic dictionary devices are growing in popularity in Japan and are expected to exceed a market volume of more than 500,000 units per quarter. Fonix Speech’s goal is to become the primary supplier of speech solutions for OEMs providing language learning devices and systems. Fonix Speech has partnered with Epson and other chip manufacturers to provide an integrated solution including Fonix speech technology. Current OEMs marketing e.Dictionary devices featuring Fonix technology include Casio, Casio Soft, Canon, Huapu, Seiko Instruments, AOne Pro and Brilliant Systems.

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

▪	Video Game Consoles
Fonix VoiceIn® Game Edition is Fonix Speech’s award-winning software solution for voice command and control in Xbox®, Xbox 360™, PlayStation®2, PlayStation®3 and PC video games. Management believes that Fonix VoiceIn is the industry’s most memory-efficient voice interface. Game developers worldwide can now build games that utilize a common version across Xbox®, Xbox 360™, PlayStation®2, PlayStation®3 and PC platforms. In 2006, Fonix added specialized tools for game developers including Fonix VoiceIn Karaoke Edition and Fonix VoiceIn Phonetic Edition. Fonix VoiceIn is optimized for game development where memory and processing power are at a premium.

Fonix Speech Video Game Solutions:

o	Game Consoles
Fonix Speech’s voice command software is available for cross-platform game developers who wish to employ speech interfaces in videogames. In March 2004, Fonix Speech made Fonix VoiceIn® Game Edition commercially available to developers that produce videogames on multiple gaming platforms. Fonix voice command technology has been available in the Microsoft Xbox® developer’s kit (XDK) since February 2003. In May 2005, Fonix announced a continuation of its agreement with Microsoft to deliver Fonix VoiceIn in the new Microsoft Xbox 360™ developer’s kit. Cross-platform game developers can use the same voice command software for PlayStation®2, PlayStation®3 and PC games. Game developers worldwide can now build games that utilize a common application program interface across Xbox®, Xbox 360™, PlayStation®2, PlayStation®3 and PC platforms. Fonix VoiceIn voice command software is available to game developers in multiple languages, including English and UK English, German, French, Spanish, Japanese and Italian. Currently, Fonix VoiceIn is included on 20 video game titles on retail shelves.

Electronic Arts, the world’s largest game developer, has also licensed the Fonix Speech voice platform for its game developers worldwide. Electronic Arts signed a multiple-year license agreement with Fonix for PlayStation®2 entertainment consoles and has an option to license Fonix speech solutions for additional game platforms.

Fonix Speech Video Game Market Opportunities

In the video games market, Fonix VoiceIn® Game Edition is a compelling feature for today’s game developers. Gamers seek enhancements that add excitement, interaction and realism. Fonix VoiceIn allows developers to take voice command and control to a new level. The product gives players new access to games features, command and control functions and menu navigation. Fonix expects this exciting new interface to expand market demand for videogames.

Fonix VoiceIn Karaoke Edition is a new Fonix speech solution specifically designed for karaoke game developers. Fonix technology compares the timing, pitch and voice of the karaoke singer to the reference song and reports on the accuracy of the karaoke singing. Karaoke singers can better enjoy the experience, and improve future performances, by accurately measuring their talent against a professional song track.

Fonix VoiceIn Phonetic Edition is a new Fonix technology for videogame developers and animators. Fonix VoiceIn PE speech technology aligns word phonetics with audio data, allowing animators to more precisely synchronize an animated characters’ facial movements with the phonetic components of speech. The technology utilizes input text to break down the phonetic components of words. The result is more realistic facial movement as animated characters “speak.”

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
Fonix ConnectMe™ is a voice-automated telephone operator that provides an efficient, professional means of routing incoming, outgoing and internal calls. Customers and employees dial one number, speak the name of a person or a department and are quickly connected to the person or department they want to reach. Whether during peak business hours or late at night, ConnectMe’s 24-hour high-tech customer service capabilities ensure that all calls reach their intended destinations. ConnectMe handles all incoming calls simultaneously, so callers are never put on hold. Employees can create, maintain and access their own phone lists and can customize the delivery of calls.

o	511 Traffic Information System
In July 2000, the FCC assigned “511” as the number for nationwide access to traveler information. 511 was designated as a free service and when fully implemented will cover the majority of roads in the U.S., helping travelers avoid congested routes and safety hazards. By dialing 5-1-1, callers can access information about route-specific weather and road conditions. Fonix and partner Meridian Environmental Technology, Inc. provide a 511 system in North Dakota, South Dakota, Nebraska, Kansas and Montana. Other states are scheduled to deploy the system in the near future. Competition in the 511 market includes TellMe and IBM’s WebSphere.

Fonix Speech Customer Self-Service Market Opportunities

Fonix Speech is well positioned to be a primary competitor in telephony products with ConnectMe. Benefits of ConnectMe include increased customer satisfaction, immediate ROI, user convenience, easy installation and maintenance, and its ability to bring a professional “voice” to companies’ telephone operator systems. Fonix Speech’s market strategy is to sell ConnectMe through VARs and distributors. Potential competitors in the telephony/server market include Nuance and Avaya.

Fonix Speech Marketing and Sales Activities

Fonix Speech expects to expand sales through partners, OEMs, ODMs, VARs, direct sales and existing sales channels, both domestically and internationally. Fonix Speech will focus on wireless and mobile devices, telephony and server phone solutions, assistive and language learning devices, the videogame market, robots and appliances.

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

Fonix Speech Platforms, Ports, and Processors

Fonix Speech supports multiple microprocessors ("Chips"); including Win32, WinCE, QNX, Linux, Solaris Palm, Apple OS 10+, Symbian Nokia Series 60. Supported operating systems (“OSs”) include: Analog Devices’ Blackfin, ARM 7, ARM 9, Epson S1C33 Family, Renasas, Intel, MIPS, Motorola, NeoMagic, MiMagic3, MiMagic5, TI OMAP1510, Sun Sparc, FreeScale iMXL, Samsung S3C, FreeScale mCore and Power PC.

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

RECENT DEVELOPMENTS

Series E Debentures - On December 7, 2006, the Company entered into a Securities Purchase Agreement, dated as of December 1, 2006 (the “Agreement”), with Southridge Partners LP (“Southridge”) relating to the purchase and sale of a Series E 9% Secured Subordinated Convertible Debenture (the “Southridge Debenture”) in the principal amount of $850,000.

Pursuant to the Agreement, Southridge paid the purchase price by tendering a prior debenture in the aggregate amount (including principal and interest) of $641,000, and agreed that an advance to the Company in the amount of $75,000 made in November 2006 would also constitute part of the purchase price. Southridge agreed to fund the remaining $134,000 upon the effectiveness of a registration statement, to be filed by the Company, to register the resales of shares issuable to Southridge upon conversion of the Southridge Debenture.

The Southridge Debenture is convertible into shares of our Class A common stock. The number of shares issuable is determined by dividing the amount of the Southridge Debenture being converted by the conversion price, which is the average of the two lowest per share market values for the twenty trading days immediately preceding the conversion date multiplied by seventy percent. The conversion price is subject to adjustment as set forth in the Southridge Debenture. Southridge has agreed not to convert the Southridge Debenture to the extent that such conversion would cause Southridge to beneficially own in excess of 4.999% of the then-outstanding shares of Class A common stock of the Company except in the case of a merger by the Company or other organic change.

The Company also entered into a Registration Rights Agreement (the “Registration Agreement”) with Southridge pursuant to which the Company agreed to file a registration statement to register the resale by Southridge of shares of the Company’s common stock issuable upon conversion of the Southridge Debenture. Under the Registration Agreement, the Company agreed to file a registration statement to register the resale by Southridge of up to 300,000,000 shares of Fonix Class A common stock. The registration statement was filed in January 2007, but as of the date of this Report, had not been declared effective.

In addition to the Southridge Debenture, on December 7, 2006, the Company entered into a Securities Purchase Agreement, dated as of December 1, 2006 (the “McCormack Agreement”), with McCormack Avenue, Ltd (“McCormack”), relating to the purchase and sale of a Series E 9% Secured Subordinated Convertible Debenture (the “McCormack Debenture”) in the principal amount of $1,039,000.

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

The Company also entered into a Registration Rights Agreement (the “McCormack Registration Agreement”) with McCormack pursuant to which the Company agreed to file a registration statement to register the resale by McCormack of shares of the Company’s common stock issuable upon conversion of the Debenture. As of the date of this Report, we had not filed the registration statement relating to the McCormack Debenture.

The Company received no new capital in connection with the issuance and sale of the Debenture.

Breckenridge Complaint - On June 6, 2006, Breckenridge filed a complaint against the Company in the Supreme Court of the State of New York, County of Nassau (the “Court”), in connection with a settlement agreement between the Company and Breckenridge entered into in September 2005. In the Complaint, Breckenridge alleged that the Company failed to pay certain amounts due under the settlement agreement in the amount of $450,000. The Company denied the allegations of Breckenridge’s complaint and filed a motion for summary judgment. Breckenridge also filed for summary judgment on its complaint.

On February 2, 2007, the Court granted Breckenridge’s motion for summary judgment, denied the Company’s summary judgment motion, and directed that a hearing be held to determine the amount owed by the Company to Breckenridge. The Company and Breckenridge entered into a stipulation that the Company owed Breckenridge $1,530,000 plus interest at a rate of 9% from September 15, 2006 to the date of entry of judgment.

The Court’s judgment, dated as of March 15, 2007, states that the Company owes an aggregate of $1,602,000 to Breckenridge. The Company has accrued for this settlement in the accompanying financial statements. To date, Breckenridge has not taken any action to collect on the judgment.

ITEM 1A.	RISK FACTORS

The short- and long-term success of Fonix is subject to certain risks, many of which are substantial in nature and outside the control of Fonix. You should consider carefully the following risk factors, in addition to other information contained herein. When used in this Report, words such as “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. Additionally, statements that relate to future business development, financial projections, capital raising, capital requirements, growth of markets or customer bases, or future business combinations may also include forward-looking statements. You should understand that several factors govern whether any forward-looking statement contained herein will or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward-looking statements include plans and objectives of management for future operations, including the strategies, plans and objectives relating to the products and the future economic performance of Fonix and its subsidiaries discussed above. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by Fonix or any other person that the objectives or plans of Fonix will be achieved. Fonix disclaims any intention or obligation to update any forward-looking statement contained herein.

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

We incurred net losses of $21,943,000, $22,631,000 and $15,148,000 for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, we had an accumulated deficit of $291,200,000, negative working capital of $52,957,000, derivative liabilities of $20,941,000 related to the issuance of Series L Preferred Stock and Series E Debentures, net liabilities of discontinued subsidiaries of $20,819,000 related to the telecom assets subject to bankruptcy, accrued liabilities and accrued settlement obligation of $3,584,000, accounts payable of $1,504,000 and current portion of notes payable of $3,683,000.

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

As of December 31, 2006, we had debt obligations of $6,671,000, accrued liabilities and accrued settlement obligation of $3,584,000 and vendor accounts payable of approximately $1,504,000. At present, our revenues from existing licensing arrangements and Speech Product sales are not sufficient to offset our ongoing operating expenses or to pay in full our current debt obligations.

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

The Breckenridge Judgment for $1,602,000 could impair our ability to continue as a going concern.

On March 15, 2007, the New York State trial court entered a judgment against us for $1,602,000 and in favor of the Breckenridge Fund (the “Breckenridge Judgment”). The judgment arises out of our failure to pay the balance due under a settlement agreement with Breckenridge entered into in September 2005.

The Company does not have cash sufficient to pay the Breckenridge Judgment. The Company presently does not have resources to acquire cash to pay the Breckenridge Judgment. The Company has been unable to negotiate a settlement under which it would pay the Breckenridge Judgment.

If the Company continues to be unable to obtain resources sufficient to pay the Breckenridge Judgment, or a lesser amount agreed to as a result of further settlement discussions, Breckenridge could attempt to collect the balance due under the Breckenridge Judgment by attaching and executing on property of the Company, subject to existing security interests. Such collection activity could be disruptive to the Company’s business and future prospects. Management may have to devote considerable time to defending against Breckenridge collection activities. There is substantial risk, therefore, that the existence of the Breckenridge Judgment and all collection activity arising in connection with the judgment could adversely affect our business, operations and financial condition and we may be forced to curtail our operations, sell part or all o four assets or seek protection under bankruptcy laws.

We currently do not have access to the Seventh Equity Line or other equity lines of credit, which could have a material adverse effect on our ability to continue operations.

Since 2000, we have relied substantially on equity lines of credit for financing our operations. Pursuant to these equity lines, we historically have drawn funds against the equity line and put shares of our Class A common stock to the equity line investor in repayment of the draws. In light of current SEC regulations and interpretations by the SEC, we terminated the Seventh Equity Line and as of the date of the Report, we did not have access to an equity line of credit or similar financing arrangements. Although we are seeking to negotiate additional financing sources and reviewing our options, there can be no guarantee that we will be able to enter into arrangements for financing that will be on terms that will be satisfactory to us. Any inability to enter into new financing arrangements could have a material adverse impact on our ability to continue our operations, and we may be required to seek protection under the bankruptcy laws.

If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

We previously established six equity lines of credit with an unaffiliated third party (the “Equity Line Investor”) upon which we drew to pay operating expenses. We recently terminated the Seventh Equity Line agreement in light of regulatory changes, and we do not anticipate that we will be able to enter into another similar financing arrangement in the near future. We have recently issued two convertible debentures which are convertible into shares of our Class A common stock, but we will need to receive additional capital in the near future to be able to continue as a going concern.

Holders of Fonix Class A common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of Class A common stock in connection with conversions of the outstanding Debentures.

The following table describes the number of shares of Class A common stock that would be issuable, assuming that the full principal amount of the Southridge Debenture and the McCormack Debenture were converted into shares of our Class A common stock as of March 19, 2007 (irrespective of the availability of registered shares), and further assuming that the applicable conversion price at the time of such put were the following amounts:

Hypothetical Conversion Price	Shares issuable upon Conversion of Southridge Debenture (Principal amount of $850,000)	Shares issuable upon Conversion of McCormack Debenture (Principal amount of $1,039,000)	Total shares issuable upon conversion of outstanding Debentures
$0.001	850,000,000	1,039,000,000	1,889,000,000
$0.002	425,000,000	519,500,000	944,500,000
$0.003	283,333,333	346,333,333	629,666,666
$0.005	170,000,000	207,800,000	377,800,000
$0.01	85,000,000	103,900,000	188,900,000
$0.02	42,500,000	51,950,000	94,450,000
$0.05	17,000,000	20,780,000	37,780,000

Given the formulas for calculating the shares to be issued in connection with conversions of the Southridge Debenture and the McCormack Debenture, there effectively is no limitation on the number of shares of Class A common stock which may be issued in connection with conversions of the Southridge Debenture and the McCormack Debenture, except for the number of shares registered under the prospectus and the registration statement covering the resale of shares issued in connection with the Southridge Debenture and the McCormack Debenture. As such, shareholders are subject to the risk of substantial dilution to their interests as a result of our issuance of shares in connection with conversions of the Southridge Debenture and the McCormack Debenture.

Existing shareholders likely will experience increased dilution with decreases in market value of Class A common stock in connection with shares issued upon conversion of the Southridge Debenture and the McCormack Debenture, which could have a material adverse impact on the value of their shares.

The formula for determining the number of shares of Class A common stock to be issued in connection with conversions of the Southridge Debenture and the McCormack Debenture is based, in part, on the market price of the Class A common stock and includes a discount from the market price equal to 70% of the average of the two lowest closing bid prices of the Class A common stock over a specified trading period. As a result, the lower the market price of our Class A common stock at and around the time Southridge or McCormack convert the Southridge Debenture or the McCormack Debenture, respectively, the more shares of Class A common stock Southridge and McCormack would receive. Any increase in the number of shares of Class A common stock issued upon conversion of the Southridge Debenture and the McCormack Debenture as a result of decreases in the prevailing market price would compound the risks of dilution described in the preceding paragraph.

There is an increased potential for short sales of the Class A common stock due to the sales of shares issued upon conversion of the Southridge Debenture, which could materially affect the market price of the stock.

Downward pressure on the market price of the Class A common stock that likely will result from sales of the Class A common stock by Southridge issued in connection with a conversions of the Southridge Debenture could encourage short sales of Class A common stock by market participants other than Southridge. Generally, short selling means selling a security, contract or commodity not owned by the seller. The seller is committed to eventually purchase the financial instrument previously sold. Short sales are used to capitalize on an expected decline in the security's price. As Southridge converts principal amount of the Southridge Debenture, we issue shares to Southridge, which Southridge then sells into the market. Such sales could have a tendency to depress the price of the stock, which could increase the potential for short sales.

Under applicable rules and regulations under the Exchange Act, any person engaged in the distribution of the resale shares may not simultaneously engage in market making activities with respect to the Common Stock for the applicable restricted period, as defined in Regulation M, prior to the commencement of the distribution. In addition, Southridge will be subject to applicable provisions of the Exchange Act and the rules and regulations thereunder, including Regulation M, which may limit the timing of purchases and sales of shares of the Common Stock by Southridge or any other person. We will make copies of this prospectus available to Southridge and have informed it of the need to deliver a copy of this prospectus to each purchaser at or prior to the time of the sale.

Nevertheless, significant amounts of such short selling by market participants other than Southridge could place further downward pressure on the market price of our Class A common stock, which would, in turn, result in additional shares being issued in connection with conversions of the Debenture.

Certain restrictions on the extent of conversions of the Southridge Debenture may have little, if any, effect on the adverse impact of our issuance of shares in connection with the Southridge Debenture, and as such, Southridge may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing shareholders.

Southridge has agreed, subject to certain exceptions listed in the Southridge Debenture, to refrain from converting amounts of the Debenture which would result in Southridge owning more than 4.999% of the then-outstanding shares of Class A common stock. These restrictions, however, do not prevent Southridge from selling shares of Class A common stock received in connection with a conversion, and then receiving additional shares of Class A common stock in connection with a subsequent conversion. In this way, Southridge could sell more than 4.999% of the outstanding Class A common stock in a relatively short time frame while never holding more than 4.999% at one time.

We have no dividend history and have no intention to pay dividends in the foreseeable future.

We have never paid dividends on or in connection with any class of our common stock and do not intend to pay any dividends to common stockholders for the foreseeable future.

Competition from other industry participants and rapid technological change could impede our ability to achieve profitable operations. Additionally, our current and potential competitors, some of whom have greater resources and experience than we do, may develop products and technologies that may cause a decline in demand for, and the prices of, our Speech Products.

The speech-enabled technologies market sector and telecommunications industry are characterized by rapid technological change. Competition in the speech-enabled technologies market is based largely on marketing ability and resources, distribution channels, technology and product superiority and product service and support. A number of companies have developed, or are expected to develop, products that compete with our Speech Products and Core Technologies. Competitors in the speech technology software market include IBM, SpeechWorks International, Nuance, and VoiceSignal. We expect additional competition from other companies, including Microsoft. Furthermore, our competitors may combine with each other, and other companies may enter our markets by acquiring or entering into strategic relationships with our competitors. Current and potential competitors have established, or may establish, cooperative relationships among themselves or with third parties to increase the abilities of their speech and language technology products to address the needs of our prospective customers.

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

We may acquire other businesses to grow our customer base, to expand into new markets, or to provide new services. We may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no additional material acquisitions or investments are currently pending. Acquisitions may be accompanied by risks such as:

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

We are dependent on the knowledge, skill and expertise of several key scientific and business development employees, including Dale Lynn Shepherd, R. Brian Moncur and Walt Nawrocki; and executive officers, including Thomas A. Murdock, Roger D. Dudley and William A. Maasberg, Jr. The loss of any of the key personnel listed above could materially and adversely affect our future business efforts. Although we have taken reasonable steps to protect our intellectual property rights including obtaining non-competition and non-disclosure agreements from all of our employees and independent contractors, if one or more of our key scientific employees, executive employees or independent contractors resigns from Fonix to join a competitor, to the extent not prohibited by such person's non-competition and non-disclosure agreement, the loss of such personnel and the employment of such personnel by a competitor could have a material adverse effect on us. We do not presently have any key man life insurance on any of our employees.

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

Our failure to respond to rapid change in the speech-enabled technologies market could cause us to lose revenue and could harm our business.

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

Dependence on proprietary technology

Our success is heavily dependent upon our proprietary technology. Certain elements of our Core Technologies are the subject of nine patents issued and allowed by the United States Patent and Trademark Office and seven other patent applications which are pending. In addition to our patents, we rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary rights. Such means of protecting our proprietary rights may not be adequate because such laws provide only limited protection. Despite precautions that we take, it may be possible for unauthorized third parties to duplicate aspects of our technologies or the current or future products or technologies of our business units or to obtain and use information that we regard as proprietary. Additionally, our competitors may independently develop similar or superior technology. Policing unauthorized use of proprietary rights is difficult, and some international laws do not protect proprietary rights to the same extent as United States laws. Litigation periodically may be necessary to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others.

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

ITEM 3.	LEGAL PROCEEDINGS

Breckenridge Complaint - On June 6, 2006, Breckenridge filed a complaint against the Company in the Supreme Court of the State of New York, County of Nassau (the “Court”), in connection with a settlement agreement between the Company and Breckenridge entered into in September 2005. In the Complaint, Breckenridge alleged that the Company failed to pay certain amounts due under the settlement agreement in the amount of $450,000. The Company denied the allegations of Breckenridge’s complaint and filed a motion for summary judgment. Breckenridge also filed for summary judgment on its complaint.

On February 2, 2007, the Court granted Breckenridge’s motion for summary judgment, denied the Company’s summary judgment motion, and directed that a hearing be held to determine the amount owed by the Company to Breckenridge. The Company and Breckenridge entered into a stipulation that the Company owed Breckenridge $1,530,000 plus interest at a rate of 9% from September 15, 2006 to the date of entry of judgment.

The Court’s judgment, dated as of March 15, 2007, states that the Company owes an aggregate of $1,602,000 to Breckenridge. The Company has accrued for this settlement in the accompanying financial statements. To date, Breckenridge has not taken any action to collect on the judgment.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our Class A common stock is listed on the OTC Bulletin Board under the trading symbol FNIX. The following table shows the range of high and low sales price information for our Class A common stock as quoted on the OTC Bulletin Board for the calendar years 2005 and 2006 and for the first quarter of 2007, through March 19, 2007. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Calendar Year
	2007		2006		2005
	High	Low	High	Low	High	Low

First Quarter*	$0.003	$0.002	$0.003	$0.015	$0.19	$0.04
Second Quarter			$0.002	$0.008	$0.11	$0.02
Third Quarter			$0.009	$0.005	$0.07	$0.03
Fourth Quarter			$0.005	$0.003	$0.03	$0.02
*Through March 19, 2007

The high and low sales prices for our Class A common stock on March 19, 2007, were $0.002 and $0.002, respectively. As of March 19, 2007, there were 1,642,139,820 shares of Fonix Class A common stock outstanding, held by approximately 1,036 holders of record and approximately 26,000 beneficial holders. This number of beneficial holders represents an estimate of the number of actual holders of our stock, including beneficial owners of shares held in "nominee" or "street" name. The actual number of beneficial owners is not known to us.

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

Recent Sales of Unregistered Equity Securities

Equity Lines of Credit -For the year ended December 31, 2004, we received $12,618,000 in funds drawn under the Fifth Equity Line, less commissions and fees of $413,000, and issued 54,768,198 shares of Class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under a registration statement on Form S-2.

For the year ended December 31, 2005, we issued 5,480,405 shares of Class A common stock to the Equity Line Investor in full satisfaction of an outstanding put under the Fifth Equity Line of $655,000. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under a registration statement on Form S-2.

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

For the year ended December 31, 2006, we received $3,378,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $114,000 and issued 300,000,000 shares of class A common stock to the Equity Line Investor. The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder. The resales of the shares were subsequently registered under a registration statement on Form S-1.

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

For the year ended December 31, 2006, we issued 15,028,249 shares of our Class A common stock upon conversion of 266 shares of our Series J Preferred Stock.

Series K Preferred Stock - Effective February 3, 2006, the Company’s Board of Directors approved the designation and issuance of Series K 5% Convertible Preferred Stock (the “Series K Preferred Stock”). The Series K Preferred Stock entitled the holder to receive dividends in an amount equal to 5% of the stated value of the then-outstanding balance of shares of Series K Preferred Stock. The dividends were payable in cash or shares of our Class A common stock, at our option.

The shares of Series K Preferred Stock were issued pursuant to a Series K 5% Convertible Preferred Stock Exchange Agreement (the “Series K Agreement”), in connection with which Southridge exchanged 1,093 shares of Series J Convertible Preferred Stock for 1,093 shares of Series K Convertible Preferred Stock.

The Series K Preferred Stock was convertible into shares of our Class A common stock at the option of the holder by using a conversion price of $0.01 per share.

For the year ended December 31, 2006, we issued 109,300,000 shares of Class A common stock upon conversion of 1,093 shares of our Series K Preferred Stock.

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

For the year ended December 31, 2006, we issued 489,870,090 shares of our Class A common stock upon conversion of 142 shares of our Series L Preferred Stock

Subsequent to December 31, 2006 and through March 19, 2007, we issued 267,507,174 shares of our Class A common stock upon conversion of 45 shares of our Series L Preferred Stock.

LecStar Acquisition - On February 24, 2004, we acquired all of the capital stock of LTEL Holdings Corporation (“LTEL”) and its wholly-owned subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc. (collectively “LecStar”). The results of LecStar's operations are included in the consolidated financial statements from February 24, 2004 as discontinued operations. We acquired LecStar to provide us with a recurring revenue stream, a growing customer base, new marketing channels for our Core Technologies and Speech Products, and to reduce the cost of capital.

In accordance with SFAS No. 141, “Business Combinations,” the aggregate purchase price was $12,800,000 and consisted of the issuance of 7,036,802 shares of Class A common stock valued at $4,176,000 or $0.59 per share, 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock (the “Series H Preferred Stock”) with a stated value of $10,000 per share valued at $4,000,000, and a 5% $10,000,000 secured, six-year promissory note (the “Note”) valued at $4,624,000. The number of shares of Class A common stock issued under the terms of the purchase agreement was determined by dividing $3,000,000 by 90 percent of the average closing bid price of our common stock for the first 30 of the 33 consecutive trading days immediately preceding the date certain regulatory approvals were deemed effective. Under the terms of the acquisition agreement, the number of Class A common shares was determinable on February 19, 2004. Accordingly, the value of the shares of Class A common stock was established, in accordance with SFAS No. 141, as the average market price of the Fonix common stock over the three-day period through February 19, 2004. The values of the Series H Preferred Stock and the Note were determined based on the estimated risk-adjusted cost of capital to Fonix at the date of the acquisition. The fair value of the Series H Preferred Stock was based on an imputed yield rate of 25 percent per annum, and the discount on the Note of $5,376,000 was based on an imputed interest rate of 25 percent per annum.

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

Of the $18,500,000 of acquired intangible assets, $1,110,000 was assigned to LecStar's brand name, which had an indefinite life and therefore was not subject to amortization; $14,430,000 was assigned to the local telephone exchange customer base, with a 2.9-year weighted-average useful life; and $2,960,000 was assigned to established marketing contracts and agreements with utility companies, with a 1.8-year estimated useful life. Total intangible assets subject to amortization had a weighted-average useful life of approximately 2.7 years.

Dividends on the stated value of the outstanding Series H Preferred Stock were payable at the rate of 5% per annum as and when declared by the Board of Directors. Dividends on the Series H Preferred Stock and interest on the Note are payable in cash or, at our option, in shares of Class A common stock. We previously registered the Class A common stock issued in the acquisition and 12,000,000 additional shares of Class A common stock issuable as payment of interest on the Note and as dividends on the Series H Preferred Stock. The Note was secured by the assets and capital stock of our subsidiary and the capital stock of LTEL and LecStar.

For the year ended December 31, 2004, we issued 833,334 shares of our Class A common stock as payment on the Note and 1,666,667 shares of our Class A common stock as dividend payments on our Series H Preferred Stock.

For the year ended December 31, 2005, we issued 29,417,578 shares of our Class A common stock as payment of principal and interest on long-term debt of $1,251,000 and 27,275,299 shares of our Class A common stock as payment of $1,126,000 of dividends on Series H Preferred Stock.

For the year ended December 31, 2006, we issued 2,838,412 shares of our Class A common stock as payment of $65,000 of dividends on Series H Preferred Stock.

There have been no repurchases of equity securities by Fonix during the years ended December 31, 2006, 2005 or 2004.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Report.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenues	$1,329,000	$1,358,000	$1,229,000	$2,384,000	$3,065,000
Cost of Revenues	18,000	70,000	33,000	1,029,000	657,000
Selling, general and administrative expenses	5,356,000	4,762,000	4,706,000	7,004,000	11,929,000
Legal settlement expense	-	2,080,000	-	-	-
Product development and research	2,143,000	2,196,000	2,559,000	5,141,000	8,193,000
Amortization of intangible assets	-	-	-	-	31,000
Impairment loss on convertible note receivable	-	-	-	-	1,114,000
Impairment loss on intangible assets	-	-	-	302,000	-
Other expense, net	(4,508,000)	(1,044,00)	(543,000)	(2,451,000)	(1,039,000)
Loss from continuing operations, before equity in net loss of affiliate	(10,696,000)	(8,794,000)	(6,612,000)	(13,183,000)	(19,441,000)
Equity in loss of affiliate	-	-	-	(360,000)	(457,000)
Net loss from continuing operations	(10,696,000)	(8,794,000)	(6,612,000)	(13,543,000)	(19,898,000)
Net loss from discontinued operations	(11,247,000)	(13,837,000)	(8,536,000)	-	-
Net loss	(21,943,000)	(22,631,000)	(15,148,000)	(13,543,000)	(19,898,000)
Preferred stock dividends	(18,735,000)	(1,265,000)	(3,927,000)	-	-
Net loss attributable to common stockholders	(40,678,000)	(23,896,000)	(19,075,000)	(13,543,000)	(19,898,000)
Basic and diluted net loss per common share from continuing operations	$(0.04)	$(0.04)	$(0.12)	$(0.50)	$(1.73)
Basic and diluted net loss per common share from discontinued operations	$(0.01)	$(0.05)	$(0.10)	-	-
Basic and diluted weighted average number of common shares outstanding	768,076,936	261,894,849	89,795,728	26,894,005	11,471,564

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Current assets	$9,000	$1,465,000	$2,120,000	$342,000	$691,000
Total assets	2,805,000	9,293,000	19,000,000	3,173,000	6,523,000
Current liabilities	52,966,000	20,469,000	15,700,000	13,530,000	15,120,000
Long-term debt, net of current portion	2,988,000	4,050,000	5,358,000	40,000	3,000
Stockholders’ (deficit)	(53,149,000)	(15,226,000)	(2,058,000)	(10,397,000)	(8,599,000)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-K CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS ANTICIPATED BY FONIX AND DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. WHEN USED IN THIS ANNUAL REPORT, WORDS SUCH AS "BELIEVES," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "ESTIMATES," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, ALTHOUGH THERE MAY BE CERTAIN FORWARD-LOOKING STATEMENTS NOT ACCOMPANIED BY SUCH EXPRESSIONS. ADDITIONALLY, STATEMENTS THAT RELATE TO THE FUTURE BUSINESS DEVELOPMENT, FINANCIAL PROJECTIONS, CAPITAL RAISING, CAPITAL REQUIRMENTS, GROWTH OF MARKETES OR CUSTOMER BASES, OR FUTURE BUSINESS COMBINATIONS MAY ALSO INCLUDE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES ARE DISCUSSED BELOW IN THE SECTION ENTITLED "INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS" AND UNDER THE HEADING "CERTAIN SIGNIFICANT RISK FACTORS," ABOVE. FONIX CORPORATION SPECIFICALLY DISCLAIMS ANY OBLIGATION OR INTENTION TO UPDATE ANY FORWARD LOOKING STATEMENT.

The following Management’s discussion and Analysis of financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Fonix Corporation, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this report. This overview summarizes MD&A, which includes the following sections:

•	Overview - a general description of our business and the markets in which we operate; our objective; our areas of focus; and challenges and risks of our business.

•	Significant Accounting Policies - a discussion of accounting policies that require critical judgments and estimates.

•
Results of Operations - an analysis of our Company’s consolidated results of operations for the three years presented in our consolidated financial statements. Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis.

•
Liquidity and Capital Resources - an analysis of cash flows; off-balance sheet arrangements and aggregate contractual obligations; the impact of foregoing exchange; an overview of financial position; and the impact of inflation and changing prices.

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole. This discussion should be read in conjunction with our financial statements as of December 31, 2006, and the year then ended and the notes accompanying those financial statements.

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

LecStar Telecom, LecStar DataNet, LTEL Holdings, and Fonix Telecom sought protection under Chapter 7 of title 11 of the U.S. Bankruptcy Code, 11 U.S.C ss 101 et seq. (the “Bankruptcy Code”). Pursuant to Bankruptcy Code Section 701, on October 3, 2006, Alfred Thomas Guliano was appointed the interim trustee for LecStar Telecom, LecStar DataNet, LTEL Holdings, and Fonix Telecom. As these subsidiary companies were in Chapter 7 Bankruptcy proceedings, as of the date of this Report, the results of their operations have been included as discontinued operations.

For the years ended December 31, 2006, 2005 and 2004, we generated revenues of $1,329,000, $1,358,000 and $1,189,000, respectively; incurred net losses of $21,943,000, $22,631,000 and $15,148,000, respectively, and had negative cash flows from operating activities of $4,048,000, $8,643,000 and $13,247,000, respectively. As of December 31, 2006, we had an accumulated deficit of $291,200,000, negative working capital of $52,957,000, accrued liabilities and accrued settlement liability of $3,584,000, derivative liabilities of $20,941,000 related to the issuance of Series L Preferred Stock and Series E Convertible Debentures, net liabilities of discontinued subsidiaries of $20,819,000 related to the telecom subsidiaries subject to bankruptcy (LecStar Telecom, LecStar DataNet, LTEL Holdings and Fonix Telecom), accounts payable of $1,504,000 and current portion of notes payable of $3,683,000. We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2007, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

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

Historically, our cash resources, limited to collections from customers, draws on equity lines of credit and loans, have not been sufficient to cover operating expenses. We periodically engage in discussions with various sources of financing to facilitate our cash requirements including buyers of both debt and equity securities. To date, no additional sources of funding offering terms superior to those available under equity lines have been implemented, and we rely on first, cash generated from operations, and second, cash provided through convertible debt financing arrangements. We will need to generate approximately $2.5 to $5 million to continue operations for the next twelve months. There can be no assurance that we will be able to obtain such financing or that, if we can obtain such financing, it will be on terms favorable to us.

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

Deferred revenue as of December 31, 2006, and December 31, 2005, consisted of the following:

Description	Criteria for Recognition	Amount
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$460,000

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

Stock-Based Employee Compensation - Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method. Under this transition method, compensation costs are recognized beginning with the effective date: (a) based on the requirements of SFAS 123(R) for all share-based awards granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Accordingly, we did not restate the results of prior periods. The most notable change resulting from the adoption of SFAS 123(R) is that compensation expense associated with stock options is now recognized in our Statements of Operations, rather than being disclosed in a pro forma footnote to our financial statements.

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

Recently Enacted Accounting Standards

Uncorrected Misstatements - In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on our financial statements.

Uncertainty in Income Taxes - In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN-48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN-48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. The provisions of FIN-48 are effective for financial statements for fiscal years beginning after December 15, 2006. Accordingly, the Company is to adopt FIN-48 on January 1, 2007. The adoption of FIN-48 is not expected to have a material effect on our financial position or results of operations.

Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will be effective for the Company’s fiscal year beginning January 1, 2008. We are currently reviewing the effect that the adoption of SFAS 157 will have on our financial statements.

Accounting Changes and Error Corrections - In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting a change in an accounting principle. Previously, most voluntary changes in accounting principle required recognition of a cumulative effect adjustment in the results of operations of the period of change. SFAS No. 154 requires retrospective application to prior periods unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements, such as SFAS No. 123R. We do not believe the adoption of SFAS No. 154 will have a material effect on our business, results of operations, or financial position.

Results of Continued Operations

Fiscal Year 2006 Compared to 2005

During 2006, we recorded revenues of $1,329,000, a decrease of $29,000 from $1,358,000 in 2005. The decrease was primarily due to decreased non-recurring engineering speech revenues of $133,000, partially offset by increased royalties of $104,000.

Cost of revenues was $18,000 a decrease of $52,000 from $70,000 in 2005. The decrease is primarily due to the decreased costs of third party royalty fees.

Selling, general and administrative expenses were $5,356,000 in 2006, an increase of $594,000 from $4,762,000 in 2005. The increase is primarily due to the increased bad debt expense of $1,214,000, increased salary and wage expenses of $143,000, increased occupancy related expenses of $39,000, increased promotions of $19,000 and increased consulting expenses of $14,000, partially offset by decreased legal and accounting fees of $377,000, decreased other operating expense of $ 261,000, decreased investor relations expenses of $84,000, decreased travel expenses of $63,000, decreased taxes, licenses and permits of $48,000 and decreased depreciation expenses of $2,000.

We incurred research and product development expenses of $2,143,000 in 2006, a decrease of $53,000 from $2,196,000 in 2005. The decrease was primarily due to an overall decreased consulting expenses of $74,000 and decreased other operating expenses of $27,000, partially offset by increased occupancy related expenses of $21,000, increased travel expenses of $14,000 and increase in salaries and wage-related expenses of $13,000.

Net interest and other expense was $4,508,000 for 2006, an increase of $3,464,000 from $1,044,000 for 2005. The overall increase was due to the loss on derivative liability of $2,771,000, increase in interest expense of $439,000, decreased gain on forgiveness of liabilities of $142,000, decreased gain on sale of investments of $104,000 and decreased interest income of $8,000.

Fiscal Year 2005 Compared to 2004

During 2005, we recorded revenues of $1,358,000 an increase of $129,000 from $1,229,000 in 2004. The increase was primarily due to increased non-recurring engineering speech revenues of $245,000 partially offset by decreased royalties of $86,000 and decreased services revenue of $30,000.

Cost of revenues was $70,000 in 2005 an increase of $37,000 from $33,000 in 2004. The increase is primarily due to the decreased costs of third party royalty fees.

Selling, general and administrative expenses were $4,762,000 in 2005, an increase of $56,000 from $4,706,000 in 2004. The increase is primarily due to the increased salary and wage expenses of $415,000, increased other operating expense of $ 312,000, increased occupancy related expenses of $16,000 and increased taxes, licenses and permits of $8,000, partially offset by decreased legal and accounting fees of $385,000, decreased investor relations expenses of $114,000, decreased travel expenses of $81,000, decreased promotions of $48,000, decreased depreciation expenses of $37,000 and decreased consulting expenses of $30,000.

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

Net interest and other expense was $1,044,000 for 2005, an increase of $501,000 from $543,000 for 2004. The overall increase was due to the increase in interest expense of $230,000 and decreased gain on forgiveness of liabilities of $376,000, partially offset by gains recognized on disposal of investments of $104,000 and increased interest income of $1,000.

Selected Quarterly Operations Data

The following tables set forth selected unaudited statement of operations data for each of the quarters in the years ended December 31, 2006 and 2005. This data has been derived from our unaudited financial statements that have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in connection with the financial statements and the related notes. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. Conclusions about our future results for any period should not be drawn from the selected unaudited statement of operations data, either for any particular quarter or taken as a whole.

	For the Quarter Ended
	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006
	(Unaudited)
Net sales	$272,000	$366,000	$386,000	$305,000
Gross profit	267,000	365,000	380,000	299,000
Net loss from continuing operations	(1,851,000)	(1,849,000)	(4,486,000)	(2,510,000)
Net loss from discontinued operations	(2,230,000)	(2,656,000)	(6,361,000)	--
Preferred stock dividends	(1,849,000)	(254,000)	(16,192,000)	(440,000)
Net loss attributable to common stockholders	(5,930,000)	(4,759,000)	(27,039,000)	(2,950,000)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	For the Quarter Ended
	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
	(Unaudited)
Net sales	$310,000	$410,000	$258,000	$380,000
Gross profit	303,000	404,000	238,000	343,000
Net loss from continuing operations	(1,664,000)	(1,649,000)	(3,932,000)	(1,549,000)
Net loss from discontinued operations	(2,416,000)	(2,688,000)	(2,583,000)	(6,150,000)
Preferred stock dividends	(297,000)	(276,000)	(423,000)	(269,000)
Net loss attributable to common stockholders	(4,377,000)	(4,613,000)	(6,938,000)	(7,968,000)
Basic and diluted loss per common share	$(0.03)	$(0.02)	$(0.02)	$(0.02)

Liquidity and Capital Resources

We must raise additional funds to be able to satisfy our cash requirements during the next 12 months. It is anticipated that we will need to raise approximately $2.5 to $5 million over the next 12 months to meet obligations and continue our product development, corporate operations and marketing expenses. Because we presently have only limited revenue from operations, we intend to continue to rely primarily on financing through the sale of our equity and debt securities to satisfy future capital requirements until such time as we are able to enter into additional third-party licensing, collaboration, or co-marketing arrangements such that we will be able to finance ongoing operations from license, royalty, and sales revenue. We are working with game developers and other potential licensors of our speech product offerings to develop additional revenue streams for our speech technologies. There can be no assurance that we will be able to enter into such agreements. Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of Fonix in connection with such financing could result in substantial additional dilution to the stockholders of Fonix.

Our cash resources are limited to collections from customers, proceeds from the issuance of preferred stock and loan proceeds, and are only sufficient to cover current operating expenses and payments of current liabilities. At December 31, 2006, we had negative working capital of $52,957,000, derivative liabilities of $20,941,000 related to the issuance of Series L Preferred Stock and Series E Convertible Debentures, net liabilities of discontinued subsidiaries of $20,819,000 related to the telecom assets subject to bankruptcy, accrued liabilities and accrued settlement obligation of $3,584,000, accounts payable of $1,504,000 and current portion of notes payable of $3,683,000.

We had $1,329,000 in revenue and a loss of $21,943,000 for the year ended December 31, 2006. Net cash used in operating activities of $4,048,000 for the year ended December 31, 2006, resulted principally from the net loss incurred of $21,943,000, increased other assets of $93,000, decreased accrued payroll of $9,000 and decreased deferred revenues of $6,000, partially offset by the results of discontinued operations of $11,644,000, the loss on derivative liability of $2,772,000, the write-down of intercompany receivables of $1,214,000, non-cash accretion of the discount on notes payable of $832,000, increased other accrued liabilities of $689,000, increased accounts payable of $549,000, decreased prepaid expenses and other current assets of $135,000, non-cash accretion of the discount on legal settlement obligation of $117,000 and depreciation expense of $58,000. Net cash used in investing activities of $12,000 for the year ended December 31, 2006, consisted of the purchase of equipment of $12,000. Net cash provided by financing activities of $3,897,000 consisting primarily of the receipt of $3,504,000 in cash related to the sale of shares of Class A common stock, $650,000 in proceeds from the issuance of debentures, $419,000 in proceeds from related party notes, proceeds from notes payable of $330,000 and proceeds from a credit advance of $75,000, partially offset by the results of discontinued operations of $536,000, payments on accrued settlement obligation of $440,000 and payments on related party notes of $105,000.

We had negative working capital of $52,957,000 at December 31, 2006, compared to negative working capital of $19,004,000 at December 31, 2005. Current assets decreased by $1,456,000 to $9,000 from $1,465,000 from December 31, 2005, to December 31, 2006. Current liabilities increased by $32,497,000 to $52,966,000 from $20,469,000 during the same period. The change in working capital from December 31, 2005, to December 31, 2006, reflects, in part, the derivative liability recognized in connection with the issuance of Series L Preferred Stock and the Series E Debentures of $20,941,000, the loss of assets related to discontinued operations, net liabilities of discontinued subsidiaries of $20,819,000 related to discontinued operations and increases in current portion of notes payable, accrued liabilities and accounts payable, partially offset by decreases in accrued settlement obligation due to payments made during the year ended December 31, 2006. Total assets were $2,805,000 at December 31, 2006, compared to $9,293,000 at December 31, 2005.

Notes Payable Related Parties

During 2002, two of our executive officers (the “Lenders”) sold shares of our Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to us under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in our operations. The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, was originally due and payable on June 10, 2003. Fonix and the Lenders have agreed to postpone the maturity date on several occasions. The note was due September 30, 2006. As of March 19, 2007, we had not made payment against the outstanding balance due on the note. All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time. The conversion price was the average closing bid price of the shares at the time of the advances. To the extent the market price of our shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, we made a principal payment of $26,000 against the outstanding balance of the promissory note. During 2004, we entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between us and the note holders. We classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004. We made principal payments against the note of $253,000 during the year ended December 31, 2004. During the year ended December 31, 2005, we received an additional advance of $50,000 under the note from the Lenders. The balance due the Lenders at December 31, 2005, was $486,000. For the year ended December 31, 2006, we received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000. The principal balance due at December 31, 2006 was $800,000.

The unpaid balance of $800,000 at December 31, 2006, is secured by our assets, including our stock of Fonix Speech. As of December 31, 2006, the Lenders had not converted any of the outstanding balance or interest into common stock nor had they declared the note in default.

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

The discount on the Note is based on an imputed interest rate of 25%. The carrying amount of the Note of $5,542,000 at December 31, 2006, was net of unamortized discount of $3,191,000. As of the date of this Report, we had not made any scheduled payments for 2006 or 2007.

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

During 2005, we entered into two promissory notes with an unrelated third party in the aggregate amount of $650,000. These notes accrue interest at 10% annually and were due and payable during May and June of 2006. These notes were exchanged in December 2006 for the Southridge Debenture discussed below.

During the third quarter of 2006, we entered into a debenture agreement with an unrelated third party for $619,000. The debenture accrues interest at 9% annually and was due and payable on September 30, 2006. This debenture was exchanged in December 2006 for the Southridge Debenture discussed below.

Series D Debentures

On October 11, 2002, we issued $1,500,000 of Series D 12% Convertible Debentures (the "Debentures"), due April 9, 2003, and 194,444 shares of Class A common stock to Breckenridge Fund, LLC ("Breckenridge"), an unaffiliated third party, for $1,500,000 before offering costs of $118,000. The outstanding principal amount of the Debentures was convertible at any time at the option of the holder into shares of our common stock at a conversion price equal to the average of the two lowest closing bid prices of our Class A common stock for the twenty trading days immediately preceding the conversion date, multiplied by 90%.

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

As part of the Debenture agreement, we were required to pay Breckenridge a placement fee in the amount of $350,000 payable in stock at the conclusion of the Debenture. We satisfied the obligation through the issuance of 2,000,000 shares of our Class A common stock valued at $358,000, or $0.179 per share and 377,717 shares of our Class A common stock valued at $59,000, or $0.157 per share. We recorded the expense as interest expense.

In March 2004, we discovered that during 2003 an aggregate of 2,277,777 shares of Class A common stock (the "Unauthorized Shares") were improperly transferred to the Debenture holder as a result of (i) the unauthorized release from escrow of the Collateral Shares (net of the Released Shares), and (ii) the transfer to the Debenture holder of a duplicate certificate for 194,445 shares where the original certificate was not returned to the transfer agent for cancellation. The Unauthorized Shares were, therefore, in excess of the shares the Debenture holder was entitled to receive. No consideration was paid to or received by us for the Unauthorized Shares during 2003; therefore, we did not recognize the Unauthorized Shares as being validly issued during 2003.

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

Equity Lines of Credit

We have previously entered into several equity lines of credit with Queen, LLC (the “Equity Line Investor”). The two most recent were the Sixth Equity Line of Credit and the Seventh Equity Line of Credit.

Sixth Equity Line of Credit - As of November 15, 2004, we entered into a sixth private equity line agreement (the "Sixth Equity Line Agreement") with the Equity Line Investor, on terms substantially similar to those of the previous equity lines. Under the Sixth Equity Line Agreement, we had the right to draw up to $20,000,000 against an equity line of credit ("the Sixth Equity Line") from the Equity Line Investor. We were entitled under the Sixth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of our Class A common stock in lieu of repayment of the draw. The number of shares to be issued was determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice was tendered.

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

Under the Seventh Equity Line Agreement, we had the right to draw up to $20,000,000 against an equity line of credit (the "Seventh Equity Line") from the Equity Line Investor. We were entitled under the Seventh Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of the Company's Class A common stock in lieu of repayment of the draw. We were limited as to the amount of shares we may put to the Equity Line Investor in connection with each put; we could not put shares which would cause the Equity Line Investor to own more than 4.99% of our outstanding common stock on the date of the put notice. The number of shares to be issued in connection with each draw was determined by dividing the amount of the draw by 93% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice is tendered. The Equity Line Investor was required under the Seventh Equity Line Agreement to tender the funds requested by us within two trading days after the ten-trading-day period used to determine the market price.

We granted registration rights to the Equity Line Investor and filed three registration statements which cover the resales of the shares to be issued under the Seventh Equity Line. All of the shares registered by the first registration statement had been sold as of October 24, 2005. The second registration statement filed in connection with the Seventh Equity Line was declared effective by the SEC on February 10, 2006. All of the shares registered by the second registration statement had been sold as of July 26, 2006. We filed a third registration statement on June 26, 2006, to register additional shares under the Seventh Equity Line. However, that registration statement was not declared effective, and no shares were sold under that registration statement.

For the year ended December 31, 2005, we received $3,127,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $106,000. We issued 100,000,000 shares of Class A common stock to the Equity Line Investor as puts under the Seventh Equity Line totaling $3,127,000.

For the year ended December 31, 2006, we received $3,378,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $114,000. We issued 300,000,000 shares of Class A common stock to the Equity Line Investor as puts under the Seventh Equity Line totaling $3,378,000.

In January 2007, we terminated the Seventh Equity Line, and we have withdrawn the third registration statement related to the Seventh Equity Line. As such, as of the date of this report, we did not have an equity line of credit financing available to us.

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

In accordance with SFAS No. 141, “Business Combinations,” the aggregate purchase price was $12,800,000 and consisted of the issuance of 7,036,802 shares of Class A common stock valued at $4,175,000 or $0.59 per share, 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock (the "Series H Preferred Stock") with a stated value of $10,000 per share valued at $4,000,000, and a 5% $10,000,000 secured, six-year promissory note (the "Note") valued at $4,624,000. The number of shares of Class A common stock issued under the terms of the purchase agreement was determined by dividing $3,000,000 by 90 percent of the average closing bid price of our common stock for the first 30 of the 33 consecutive trading days immediately preceding the date certain regulatory approvals were deemed effective. Under the terms of the acquisition agreement, the number of Class A common shares was determinable on February 19, 2004. Accordingly, the value of the shares of Class A common stock was established, in accordance with SFAS No. 141, as the average market price of our common stock over the three-day period through February 19, 2004. The values of the Series H Preferred Stock and the Note were determined based on the estimated risk-adjusted cost of capital for us at the date of the acquisition.

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

Stock Options and Warrants

For the year ended December 31, 2006, we granted options to employees to purchase 58,000 shares of Class A common stock. The options have an exercise prices ranging from $0.01 to $0.02 per share, which was the quoted fair market value of the stock on the dates of grant. The options granted vest over the three years following issuance. Options expire within ten years from the date of grant if not exercised. Using the Black-Scholes pricing model, the weighted average fair value of the employee options was $0.01 per share. As of December 31, 2006, we had a total of 907,642 options to purchase Class A common stock outstanding.

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

As of December 31, 2006, we had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

Summary of Contractual Obligations

The following summary reflects payments due under long-term obligations as of December 31, 2006:

	Total	Less Than One	One to Three	Three to Five	More than Five
Notes payable	$11,392,000	$3,683,000	$2,554,000	$5,155,000	--
Operating lease obligations	2,453,000	715,000	1,180,000	558,000	--
Series E debentures	1,755,000	--	--	1,755,000	--
Preferred stock dividends	8,363,000	1,673,000	3,345,000	3,345,000	**
Total contractual cash obligations	$23,963,000	$6,071,000	$7,079,000	$10,813,000

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

As we proceed to implement our strategy and to reach our objectives, we anticipate further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments. The strategy adopted by us has significant risks, and shareholders and others interested in Fonix and our Class A common stock should carefully consider the risks set forth below and under the heading “Certain Significant Risk Factors” in Item 1, Part I, of this report.

As noted above, as of December 31, 2006, we had an accumulated deficit of $291,200,000 negative working capital of $52,957,000, derivative liability of $20,941,000 related to the issuance of Series L Preferred Stock and Series E Convertible Debentures, net liabilities of discontinued subsidiaries of $20,819,000 related to the telecom assets (LecStar Telecom, LecStar DataNet, LTEL Holdings and Fonix Telecom) subject to bankruptcy, accrued liabilities and accrued settlement obligation of $3,584,000, accounts payable of $1,504,000 and current portion of notes payable of $3,683,000. Further, on March 15, 2007, the New York State trial court entered the Breckenridge Judgment in the amount of $1,602,000. Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations. These matters raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon several factors, including our success in (1) increasing speech license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs. Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through debt instruments. We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations. Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions. Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables. As we have noted in our previous annual reports and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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

You are cautioned not to place undue reliance on these forward looking statements, which are current only as of the date of this Report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Many important factors could cause actual results to differ materially from management’s expectations, including those listed in the “Certain Significant Risk Factors” Section of this report, as well as the following:

•	unpredictable difficulties or delays in the development of new products and technologies;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in Fonix's markets;

•	pricing changes to our supplies or products or those of our competitors, and other competitive pressures on pricing and sales;

•	difficulties in obtaining or retaining the management, engineering, and other human resource competencies that we need to achieve our business objectives;

•	the impact on Fonix or a subsidiary from the loss of a significant customer or a significant number of customers;

•	risks generally relating to our international operations, including governmental, regulatory or political changes;

•	transactions or other events affecting the need for, timing and extent of our capital expenditures; and

•	the extent to which we reduce outstanding debt.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe our exposure to overall foreign currency risk is not material. We do not manage or maintain market risk sensitive instruments for trading or other purposes and are not exposed to the effects of interest rate fluctuations as all of our debt has fixed interest rates.

We report our operations in US dollars and our currency exposure, although considered by us as immaterial, is primarily between the US dollar and the Japanese Yen. Exposure to other currency risks is also not material as international transactions are settled in US dollars. Any future financing undertaken by us will be denominated in US dollars. In addition, all of our bank deposits are maintained in U.S. dollars.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Section 404 Assessment. Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal controls beginning with our Form 10-K for the fiscal year ending December 31, 2007, and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Form 10-K for the fiscal year ending on December 31, 2008. We are dedicating significant resources, including management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment. We are currently documenting and testing our internal controls and considering whether any improvements are necessary for maintaining an effective control environment at our company. The evaluation of our internal controls is being conducted under the direction of our senior management. In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Audit Committee. We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

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

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information concerning the executive officers and directors of Fonix as of March 9, 2007:

Name	Age	Position

Thomas A. Murdock (1)*	62	Director, President & Chief Executive Officer
Roger D. Dudley (2)*	54	Director, Executive Vice President & Chief Financial Officer
William A. Maasberg, Jr. (1) (2)	67	Director, Chief Operating Officer

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulation of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms which they file. Based solely on its review of the copies of such forms furnished to us during the fiscal year ended December 31, 2006, we are aware of the following untimely filings:

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

Compensation Discussion and Analysis

The following is a discussion of the Company’s program for compensation of its named executive officers and directors. As of the date of this Report, the compensation committee of the Board of Directors was responsible for determining the Company’s compensation program.

Compensation Program Objectives

The Company’s compensation program is designed to encompass several factors in determining the compensation of the Company’s named executive officers. The following are the main objectives of the compensation program for the Company’s named executive officers:

-	Retain qualified officers.
-
Provide overall corporate direction for the officers and also to provide direction that is specific to officer’s respective areas of authority. The level of compensation amongst the officer group, in relation to one another, is also considered in order to maintain a high level of satisfaction within the leadership group. We consider the relationship that the officers maintain to be one of the most important elements of the leadership group.

-	Provide a performance incentive for the officers.

The Company’s compensation program is designed to reward the officers in the following areas:

-	achievement of specific goals;
-	professional education and development;
-	creativity in the form of innovative ideas and analysis for new programs and projects;
-	new program implementation;
-	attainment of company goals, budgets, and objectives;
-	results oriented determination and organization;
-	positive and supportive direction for company personnel; and
-	community involvement.

As of the date of this Report, there were three principal elements of named executive officer compensation. The Compensation Committee determines the portion of compensation allocated to each element for each individual named executive officer. The discussions of compensation practices and policies are of historical practices and policies. Our Compensation Committee is expected to continue these policies and practices, but will reevaluate the practices and policies as it considers advisable.

The elements of the compensation program include:

-	Base salary;
-	Stock options and stock awards;
-	Employee benefits in the form of:
-	health and dental insurance;
-	auto reimbursement
-	Other de minimis benefits.

Base salary

Base salary is intended to provide competitive compensation for job performance and to attract and retain qualified named executive officers. The base salary level is determined by considering several factors inherent in the market place such as: the size of the company; the prevailing salary levels for the particular office or position; prevailing salary levels in a given geographic locale; and the qualifications and experience of the named executive officer.

Stock options and stock awards

Stock ownership is provided to enable named executive officers and directors to participate in the success of the Company. The direct or potential ownership of stock will also provide the incentive to expand the involvement of the named executive officer to include, and therefore be mindful of, the perspective of stockholders of the Company.

Employee benefits

Several of the employee benefits for the named executive officers are selected to provide security for the named executive officers. Most notably, health insurance coverage is intended to provide a level of protection to that will enable the named executive officers to function without having the distraction of having to manage undue risk. The health insurance also provides access to preventative medical care which will help the named executive officers function at a high energy level, to manage job related stress, and contribute to the overall well being of the named executive officers, all of which contribute to an enhanced job performance.

Other de minimis benefits

Other de minimis employee benefits such as cell phones and auto usage reimbursements are directly related to job functions but contain a personal use element which is considered to be a goodwill gesture that contributes to enhanced job performance.

As discussed above, the Compensation Committee determines the portion of compensation allocated to each element for each individual named executive officer. As a general rule, base salary is competitively based while giving consideration to employee retention, qualifications, performance, and general market conditions. Typically, stock options are based on the current market value of the option and how that will contribute to the overall compensation of the named executive officer. Consideration is also given to the fact that the option has the potential for an appreciated future value. As such this future value may in fact be the most significant factor of the option, but it is also more difficult to quantify as a benefit to the named executive officer.

Accordingly, in determining the compensation program for the Company, as well as setting the compensation for each named executive officer, the Compensation Committee of the Board of Directors attempts to attract the interest of the named executive officer within in the constraints of a compensation package that is fair and equitable to all parties involved.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Grants ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Thomas A. Murdock Chief Executive Officer & President (2)	2006	$ 309,400 (1)	--	--	--	--	--	$ 13,543 (3)	$ 322,943
Roger D. Dudley Executive vice President & Chief Financial Officer (2)	2006	$ 309,400 (1)	--	--	--	--	--	$ 12,465 (3)	$ 321,865
William A. Maasberg, Jr. Chief Operating Officer	2006	$ 125,000	--	--	--	--	--	--	$ 125,000

(1)
Due to cash flow difficulties, Messrs. Murdock and Dudley were not paid their full contracted rate of $309,400 for 2006, but were paid $256,100 and $256,100 respectively. The shortfall of $53,300 for Mr. Murdock and $53,300 for Mr. Dudley has been included in the outstanding balance of the related party note at December 31, 2006.

(2)
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

Each executive employment agreement contains a non-disclosure, confidentiality, non-solicitation and non-competition clause. Under the terms of the non-competition clause, each executive has agreed that for a period of one year after termination of his employment with us the executive will not engage in any capacity in a business which competes with or may compete with Fonix.

(3)	These amounts relate to expenses paid by the Company for the use of automobiles for the named executive officers.

GRANTS OF PLAN-BASED AWARDS
For Fiscal Year Ended December 31, 2006

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Thomas A. Murdock	N/A	--	--	--	--	--	--	--	--	--
Roger D. Dudley	N/A	--	--	--	--	--	--	--	--	--
William A. Maasberg, Jr.	N/A	--	--	--	--	--	--	--	--	--

For the year ended December 31, 2006, there were no grants of plan based awards.

OUTSTANDING EQUITY AWARDS AT FISCAL 2006 YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Thomas A. Murdock	126,500	--	--	$0.04	2010	--	$355	--	--
Roger D. Dudley	126,500	--	--	$0.04	2010	--	$355	--	--
William A. Maasberg, Jr.	42,500	--	--	$0.04	2010	--	$119	--	--

This table lists the securities underlying unexercised options as of December 31, 2006, and related information.

OPTION EXERCISES AND STOCK VESTED
For Fiscal Year Ended December 31, 2006

	Option Awards		Stock Awards
Name of Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Thomas A.. Murdock	--	--	--	--
Roger D. Dudley	--	--	--	--
William A. Maasberg, Jr.	--	--	--	--

For the year ended December 31, 2006, there were no option exercises.

PENSION BENEFITS
For Fiscal Year Ended December 31, 2006

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Thomas A. Murdock	N/A	--	--	--
Roger D. Dudley	N/A	--	--	--
William A. Maasberg, Jr.	N/A	--	--	--

For the year ended December 31, 2006, there were no pension benefits paid. We do not currently have a pension plan.

NONQUALIFIED DEFERRED COMPENSATION
For Fiscal Year Ended December 31, 2006

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Thomas A. Murdock	--	--	--	--	--
Roger D. Dudley	--	--	--	--	--
William A. Maasberg, Jr.	--	--	--	--	--

For the year ended December 31, 2006, there was no non-qualified compensation.

DIRECTOR COMPENSATION
For Fiscal Year Ended December 31, 2006

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas A. Murdock	--	--	--	--	--	--	--
Roger D. Dudley	--	--	--	--	--	--	--
William A. Maasberg, Jr.	--	--	--	--	--	--	--

For the year ended December 31, 2006, no compensation was paid to the directors for their service as directors.

Board of Directors Meetings, Committees and Director Compensation

Our board of directors took action at 2 duly noticed meetings of the board during 2006. Each director attended (in person or telephonically) all of the meetings of Fonix’s board of directors. During 2006, our board of directors had the following committees: Audit Committee, comprised of Messrs. Dudley (chairman) and Maasberg; and Compensation Committee, comprised of Messrs. Murdock (chairman) and Maasberg. These standing committees conducted meetings in conjunction with meetings of the full board of directors.

Compensation of Directors

Prior to April 1996, our directors received no compensation for their service. We historically have reimbursed our directors for actual expenses incurred in traveling to and participating in directors’ meetings, and we intend to continue that policy for the foreseeable future. On March 30, 1996, our board of directors adopted, and our shareholders subsequently approved, our 1996 Directors’ Stock Option Plan (the “Directors’ Plan”). Under the Directors’ Plan, members of the Board as constituted on the date of adoption received options to purchase 5,000 shares of our Class A common stock for each year (or any portion thereof consisting of at least six months) during which such persons had served on the board for each of fiscal years 1994 and 1995 and were granted 5,000 shares for each of fiscal years 1996 through 2002, which options vested after completion of at least six months’ service on the board during those fiscal years. These options have terms of ten years. No options were granted to our directors under the Directors’ Plan during 2006. Similar grants have been made to our under our 1998 Stock Option Plan, as set forth elsewhere in this report.

Stock Performance Graph

The following graph compares the yearly cumulative total returns from the Company’s Class A common stock during the five fiscal year period ended December 31, 2006, with the cumulative total return on the Media General Index and the Standard Industrial Classification (SIC) Code Index for the same period. The comparison assumes $100 was invested on December 31, 2001, in the Company’s Class A common stock and in the common stock of the companies in the referenced Indexes and further assumes reinvestment of dividends.

	2001	2002	2003	2004	2005	2006
FONIX CORPORATION	100.00	38.46	10.70	4.64	0.47	0.07
NASDAQ MARKET INDEX	100.00	42.78	75.97	95.23	95.42	86.56
SIC CODE INDEX - 7373	100.00	69.75	104.88	113.70	116.19	128.12

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 19, 2007, the number of shares of Common Stock of Fonix beneficially owned by all persons known to be holders of more than five percent of our Common Stock and by the executive officers and directors of Fonix individually and as a group. Unless indicated otherwise, the address of the stockholder is our principal executive offices, 9350 South 150 East, Suite 700, Sandy, Utah 84070.

Name and Address of 5% Beneficial Owners, Executive Officers, and Directors	Number of Shares Beneficially Owned	Percent of Class (1)
Thomas A. Murdock Chairman of the Board & Chief Executive Officer	548,035,715(2)	25.02%
Roger D. Dudley Executive Vice President & Chief Financial Officer, Director	300,995,794(3)	15.49%
William A. Maasberg Chief Operating Officer, Director	42,500(4)	*
All Officers and Directors as a Group (3 persons)	849,074,009	34.08%

* Less than 1 percent.

(1)   Percentages rounded to nearest 1/100th of one percent. Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of Common Stock listed for each such person in the table.

(2)   Includes 40,000 shares of Common Stock deposited in a voting trust (the “Voting Trust”) as to which Mr. Murdock is the sole trustee and 547,869,394 shares of Common Stock issuable as of March 19, 2007, into the Voting Trust under a convertible promissory note (the “Convertible Note”) held by Mr. Murdock and Mr. Dudley. Persons who have deposited their shares of Common Stock into the Voting Trust have dividend and liquidation rights (“Economic Rights”) in proportion to the number of shares of Common Stock they have deposited in the Voting Trust, but have no voting rights with respect to such shares. All voting rights associated with the shares deposited into the Voting Trust are exercisable solely and exclusively by the Trustee of the Voting Trust. The Voting Trust expires, unless extended according to its terms, on the earlier of March 31, 2007, or any of the following events: (i) the Trustee terminates it; (ii) the participating shareholders unanimously terminate it; or (iii) we are dissolved or liquidated. Although as the sole trustee of the Voting Trust Mr. Murdock exercises the voting rights of all of the shares deposited into the Voting Trust, and accordingly has listed all shares in the table above, he has no economic or pecuniary interest in any of the shares deposited into the Voting Trust except for 247,019,929 shares issuable as of March 19, 2007, under the Convertible Note as to which he will directly own Economic Rights when issued. Also includes 71 shares owned directly by Mr. Murdock, and options to purchase 126,250 shares of the Company’s Common Stock.

(3)   Includes (i) 300,849,465 shares of Common Stock issuable as of March 19, 2007, under the Convertible Note which will be deposited into the Voting Trust when issued, (ii) 71 shares owned directly by Mr. Dudley, (iii) 8 shares owned by Mr. Dudley’s minor children, (iv) options to purchase 126,250 shares of the Company’s Common Stock, and (v) 20,000 shares held in the Voting Trust.

(4)   Consisting of options to purchase 42,500 shares of Common Stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	907,642	$ 0.13	19,437,358
Equity compensation plans not approved by shareholders	--	--	--
Total	907,642	$ 0.13	19,437,358

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Loans from Senior Management to Company

During 2002, two of our executive officers (the “Lenders”) sold shares of our Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to us under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in our operations. The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, was originally due and payable on June 10, 2003. Fonix and the Lenders have agreed to postpone the maturity date on several occasions. The note was due September 30, 2006. As of March 19, 2007, we had not made payment against the outstanding balance due on the note. All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time. The conversion price was the average closing bid price of the shares at the time of the advances. To the extent the market price of our shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, we made a principal payment of $26,000 against the outstanding balance of the promissory note. During 2004, we entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between us and the note holders. We classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004. We made principal payments against the note of $253,000 during the year ended December 31, 2004. During the year ended December 31, 2005, we received an additional advance of $50,000 under the note from the Lenders. The balance due the Lenders at December 31, 2005 was $486,000. For the year ended December 31, 2006 we received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000. The principal balance due at December 31, 2006 was $800,000.

The unpaid balance of $800,000 at December 31, 2006, is secured by our assets, including our stock of Fonix Speech. As of December 31, 2006, the Lenders had not converted any of the outstanding balance or interest into common stock nor had they declared the note in default.

As of December 31, 2006, none of our directors were “independent directors” as each was employed by the Company as an executive officer, as discussed above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005, for professional services rendered by Hansen Barnett & Maxwell, P.C., for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2006 and 2005 were $97,000 and $203,000, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2006 and 2005 for assurance and related services by Hansen Barnett & Maxwell, P.C., that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2006 and 2005 were $19,000 and $28,000, respectively.

(3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005, for professional services rendered by Hansen Barnett & Maxwell, P.C. for tax compliance, tax advice, and tax planning, for those fiscal years were $1,000 and $1,000, respectively. Services provided included preparation of federal and state income tax returns.

(4) ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended December 31, 2006 and 2005, for products and services provided by Hansen Barnett & Maxwell, P.C. other than those services reported above, for those fiscal years were $0 and $34,000. The other fees billed in 2006 and 2005 related to Hansen Barnett & Maxwell’s participation in the accounting due diligence related to various acquisition opportunities. This participation was approved by the Board of Directors prior to commencement. Hansen Barnett & Maxwell, P.C. made no management decisions. Their role was to review and analyze information related to the possible acquisitions as directed by the Company’s management.

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

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules: None

3.	Exhibits: The following Exhibits are filed with this Form 10-K pursuant to Item 601(a) of Regulation S-K:

Exhibit No.	Description of Exhibit

21	Subsidiaries of Registrant

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fonix Corporation

Date: March , 2007	By:	/s/ Thomas A. Murdock
Thomas A. Murdock, President and Chief Executive Officer

Date: March , 2007	By:	/s/ Roger D. Dudley
Roger D. Dudley, Executive Vice President Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Thomas A. Murdock	/s/ William A. Maasberg, Jr.
Thomas A. Murdock, President, and Chief Executive Officer	William A. Maasberg, Jr. Director

March 28, 2007	March 28, 2007
Date	Date

/s/ Roger D. Dudley
Roger D. Dudley, Executive Vice President,
Chief Financial Officer, and Director

March 28, 2007
Date

FONIX CORPORATION AND SUBSIDIARIES

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
AND	Accounting Oversight Board
BUSINESS CONSULTANTS
5 Triad Center, Suite 750 Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Fonix Corporation

We have audited the accompanying consolidated balance sheets of Fonix Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fonix Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operating activities during each of the three years in the period ended December 31, 2006. As of December 31, 2006, the Company had an accumulated deficit of $291,200,000, and negative working capital of $52,957,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 of the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, effective January 1, 2006.

HANSEN, BARNETT & MAXWELL. P.C.
Salt Lake City, Utah
March 28, 2007

Fonix Corporation
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$5,000	$168,000
Accounts receivable, net of an allowance for doubtful accounts of $0 and $137,000, respectively	-	1,121,000
Prepaid expenses and other current assets	4,000	176,000

Total current assets	9,000	1,465,000

Property and equipment, net of accumulated depreciation of $1,261,000 and $1,594,000, respectively	48,000	947,000

Deposits and other assets	117,000	1,592,000

Intangible assets	-	2,658,000

Goodwill	2,631,000	2,631,000

Total assets	$2,805,000	$9,293,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$2,054,000	$8,138,000
Accounts payable	1,504,000	6,770,000
Net liabilities of discontinued subsidiaries	20,819,000	-
Derivative liability	20,941,000	-
Accrued payroll and other compensation	214,000	223,000
Accrued settlement obligation, net of unamortized discount of $0 and $118,000, respectively	1,530,000	1,853,000
Deferred revenues	460,000	923,000
Notes payable - related parties	800,000	486,000
Series E debentures	1,754,000	-
Current portion of notes payable	2,883,000	1,847,000
Deposits and other	7,000	229,000

Total current liabilities	52,966,000	20,469,000

Long-term notes payable, net of current portion	2,988,000	4,050,000

Total liabilities	55,954,000	24,519,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Series H, nonconvertible; 0 shares and 2,000 shares outstanding	-	4,000,000
Series J, convertible; 0 shares and 1,359 shares outstanding, respectively	-	1,359,000
Series K, convertible; 0 shares and 0 shares outstanding, respectively	-	-
Series L, convertible; 1,858 shares and 0 shares outstanding , respectively	-	-
Common stock, $0.0001 par value; 5,000,000,000 shares authorized;
Class A voting, 1,309,965,981 shares and 392,929,230 shares outstanding, respectively	131,000	39,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	236,936,000	228,905,000
Outstanding warrants to purchase Class A common stock	474,000	474,000
Cumulative foreign currency translation adjustment	10,000	18,000
Accumulated deficit	(291,200,000)	(250,521,000)

Total stockholders' deficit	(53,149,000)	(15,226,000)

Total liabilities and stockholders' deficit	$2,805,000	$9,293,000

See accompanying notes to consolidated financial statements.

Fonix Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2006	2005	2004

Revenues
Speech licenses, royalties and maintenance	$1,329,000	$1,358,000	$1,189,000
Services	-	-	40,000

Total Revenue	1,329,000	1,358,000	1,229,000

Cost of revenues
Speech licenses, royalties and maintenance	18,000	70,000	33,000

Total cost of revenues	18,000	70,000	33,000

Gross profit	1,311,000	1,288,000	1,196,000

Expenses:
Selling, general and administrative	5,356,000	4,762,000	4,706,000
Legal settlement expense	-	2,080,000	-
Product development and research	2,143,000	2,196,000	2,559,000

Total expenses	7,499,000	9,038,000	7,265,000

Other income (expense):
Interest and other income	-	8,000	7,000
Interest expense	(1,737,000)	(1,298,000)	(1,068,000)
Loss on derivative liability	(2,771,000)	-	-
Gain on sale of investments	-	104,000	-
Gain on forgiveness of liabilities	-	142,000	518,000

Other expense, net	(4,508,000)	(1,044,000)	(543,000)

Net loss from continuing operations	(10,696,000)	(8,794,000)	(6,612,000)
Net loss from discontinued operations	(11,247,000)	(13,837,000)	(8,536,000)

Net loss	(21,943,000)	(22,631,000)	(15,148,000)
Preferred stock dividends	(18,735,000)	(1,265,000)	(3,927,000)

Loss attributable to common stockholders	$(40,678,000)	$(23,896,000)	$(19,075,000)

Basic and diluted loss per common share from continuing operations	$(0.04)	$(0.04)	$(0.12)

Basic and diluted loss per common share from discontinued operations	$(0.01)	$(0.05)	$(0.10)

Net loss	$(21,943,000)	$(22,631,000)	$(15,148,000)
Other comprehensive (loss) income - foreign currency translation	8,000	10,000	(22,000)

Comprehensive loss	$(21,935,000)	$(22,621,000)	$(15,170,000)

See accompanying notes to consolidated financial statements.

Fonix Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Additional	Outstanding Warrants to Purchase	Cumulative Foreign Currency
	Preferred Stock		Common Stock		Paid-in	Common	Translation	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Adjustment	Deficit	Total

BALANCE, DECEMBER 31, 2003	166,667	$500,000	54,329,787	$5,000	$195,284,000	$1,334,000	$30,000	$(207,550,000)	$(10,397,000)
Issuance of common stock under equity lines of credit	-	-	54,768,198	5,000	11,332,000	-	-	-	11,337,000
Issuance of Series I Preferred Stock	3,250	429,000	-	-	-	-	-	-	429,000
Shares issued in connection with Series I Preferred Stock	-	-	2,414,596	1,000	729,000	-	-	-	730,000
Warrants issued in connection with Series I Preferred Stock	-	-	-	-	-	262,000	-	-	262,000
Beneficial conversion feature on Series I Preferred	-	-	-	-	1,830,000	-	-	-	1,830,000
Series I Preferred Stock beneficial conversion dividend	-	2,821,000	-	-	-	-	-	(2,821,000)	-
Cumulative foreign currency translation adjustment	-	-	-	-	-	-	(22,000)	-	(22,000)
Shares issued for payment of interest on long-term debt	-	-	833,334	-	125,000	-	-	-	125,000
Shares issued for payment of dividends on Series H Preferred	-	-	1,666,667	-	249,000	-	-	(249,000)	-
Series H Preferred Stock dividends accrued	-	-	-	-	-	-	-	(601,000)	(601,000)
Additional shares issued due to reverse split	-	-	1,494	-	-	-	-	-	-
Shares issued in connection with LTEL acquisition	-	-	7,036,802	1,000	4,174,000	-	-	-	4,175,000
Issuance of Series H Preferred Stock in LTEL acquistion	2,000	4,000,000	-	-	-	-	-	-	4,000,000
Series I Preferred stock dividends accrued	-	-	-	-	-	-	-	(256,000)	(256,000)
Issuance of stock for services	-	-	1,713,423	-	334,000	-	-	-	334,000
Conversion of Series I Preferred into common stock	(1,000)	(1,000,000)	8,435,869	1,000	999,000	-	-	-	-
Forgiveness of related party debt	-	-	-	-	1,144,000	-	-		1,144,000
Expiration of warrants	-	-	-	-	861,000	(861,000)	-	-	-
Net loss for year ended December 31, 2004	-	-	-	-	-	-	-	(15,148,000)	(15,148,000)
BALANCE, DECEMBER 31, 2004	170,917	6,750,000	131,200,170	13,000	217,061,000	735,000	8,000	(226,625,000)	(2,058,000)

Issuance of common stock under equity lines of credit	-	-	180,480,405	18,000	7,809,000	-	-	-	7,827,000
Shares issued for payment of principal and interest on long-term debt	-	-	29,417,578	3,000	1,248,000	-	-	-	1,251,000
Shares issued for payment of dividends on Series H Preferred	-	-	27,275,299	3,000	1,123,000	-	-	-	1,126,000
Conversion of Series I Preferred into common stock	(1,078)	(1,078,000)	18,482,083	2,000	1,076,000	-	-	-	-
Exchange of Series I Preferred for Series J Preferred	280	280,000	-	-	-	-	-	-	280,000
Series J Preferred Stock beneficial conversion dividend	-	-	-	-	161,000	-	-	(161,000)	-
Conversion of Series J Preferred into common stock	(93)	(93,000)	3,795,918	-	93,000	-	-	-	-
Shares issued in conection with legal settlement	-	-	2,277,777	-	73,000	-	-	-	73,000
Cumulative foreign currency translation adjustment	-	-	-	-	-	-	10,000	-	10,000
Cancellation of warrants	-	-	-	-	261,000	(261,000)	-	-	-
Dividend on Series H Preferred	-	-	-	-	-	-	-	(1,000,000)	(1,000,000)
Dividend on Series I Preferred	-	-	-	-	-	-	-	(86,000)	(86,000)
Dividend on Series J Preferred	-	-	-	-	-	-	-	(18,000)	(18,000)
Net loss for year ended December 31, 2005	-	-	-	-	-	-	-	(22,631,000)	(22,631,000)
BALANCE, DECEMBER 31, 2005	170,026	5,859,000	392,929,230	39,000	228,905,000	474,000	18,000	(250,521,000)	(15,226,000)

Issuance of common stock under equity lines of credit	-	-	300,000,000	30,000	3,250,000	-	-	-	3,280,000
Shares issued for payment of principal and interest on long-term debt	-	-		-		-	-	-	-
Shares issued for payment of dividends on Series H Preferred	-	-	2,838,412	-	65,000	-	-	-	65,000
Exchange of Series J Preferred for Series K Preferred		-	-	-	-	-	-	-	-
Series J Preferred Stock beneficial conversion dividend	-	-	-	-	1,587,000	-	-	(1,587,000)	-
Exchange of Series H Preferred for Series L Preferred		-	-	-	-	-	-	-	-
Series L Preferred Stock beneficial conversion dividend	-	(4,000,000)	-	-	-	-	-	(16,000,000)	(20,000,000)
Conversion of Series J Preferred into common stock	(266)	(266,000)	15,028,249	2,000	264,000	-	-	-	-
Conversion of Series K Preferred into common stock	(1,093)	(1,093,000)	109,300,000	11,000	1,082,000	-	-	-	-
Conversion of Series L Preferred into common stock	(142)	-	489,870,090	49,000	1,783,000	-	-	-	1,832,000
Cumulative foreign currency translation adjustment	-	-	-	-	-	-	(8,000)	-	(8,000)
Dividend on Series H Preferred	-	-	-	-	-	-	-	(693,000)	(693,000)
Dividend on Series J Preferred	-	-	-	-	-	-	-	(5,000)	(5,000)
Dividend on Series K Preferred	-	-	-	-	-	-	-	(11,000)	(11,000)
Dividend on Series L Preferred	-	-	-	-	-	-	-	(440,000)	(440,000)
Net loss for year ended December 31, 2006	-	-	-	-	-	-	-	(21,943,000)	(21,943,000)
BALANCE, DECEMBER 31, 2006	168,525	$500,000	1,309,965,981	$131,000	$236,936,000	$474,000	$10,000	$(291,200,000)	$(53,149,000)

See accompanying notes to consolidated financial statements.

Fonix Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net loss	$(21,943,000)	$(22,631,000)	$(15,148,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	11,644,000	13,977,000	8,536,000
Loss on derivative liability	2,772,000	-	-
Accretion of discount on notes payable	832,000	741,000	613,000
Non-cash expense related to the issuance of preferred stock	-	250,000	41,000
Stock issued for interest expense on long-term debt	-	500,000	125,000
Accretion of discount on legal settlement	117,000	-	-
Write down of intercompany receivable	1,214,000	-	-
Legal settlement expense	-	2,011,000	-
Gain on sale of preferred stock	-	(104,000)	-
Gain on forgiveness of liabilities	-	(142,000)	(518,000)
Depreciation	58,000	59,000	113,000
Foreign exchange loss (gain)	(8,000)	10,000	(22,000)
Changes in assets and liabilities
Accounts receivable	1,000	-	3,000
Prepaid expenses and other current assets	135,000	(65,000)	(31,000)
Intercompany account	-	(1,119,000)	-
Other assets	(93,000)	(33,000)	(11,000)
Accounts payable	549,000	(128,000)	(949,000)
Accrued payroll and other compensation	(9,000)	(1,433,000)	(5,308,000)
Other accrued liabilities	689,000	(544,000)	(609,000)
Deferred revenues	(6,000)	8,000	(82,000)

Net cash provided by (used) in operating activities	(4,048,000)	(8,643,000)	(13,247,000)

Cash flows from investing activities
Proceeds from sale of long term investments	-	104,000	-
Payment of deposit into escrow	-	-	(395,000)
Purchase of property and equipment	(12,000)	(29,000)	(127,000)

Net cash used in investing activities	(12,000)	75,000	(522,000)

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	3,504,000	7,827,000	12,239,000
Proceeds from related party note payable	419,000	50,000	(250,000)
Proceeds from debentures	650,000	650,000	-
Proceeds from credit advance	75,000	-	-
Proceeds from issuance of Series I Preferred Stock	-	-	3,010,000
Proceeds from notes payable	330,000	-	-
Payments on related party note payable	(105,000)	-	-
Payments of accrued settlement obligation	(440,000)	-	-
Payment of dividends on Series H Preffed Stock	-	-	(349,000)
Discontinued operations	(536,000)	-	-
Principal payments on notes payable	-	(100,000)	(622,000)

Net cash provided by financing activities	3,897,000	8,427,000	14,028,000

Net increase (decrease) in cash and cash equivalents	(163,000)	(141,000)	259,000

Cash and cash equivalents at beginning of year	168,000	309,000	50,000

Cash and cash equivalents at end of year	$5,000	$168,000	$309,000

See accompanying notes to consolidated financial statements.

Fonix Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
	2006	2005	2004
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$22,000	$310,000	$1,200,000
Cash paid during the year for income taxes	-	-	-

Supplemental Schedule of Non-cash Investing and Financing Activities

For the Year Ended December 31, 2006

Issued 15,028,249 shares of Class A common stock in conversion of 266 shares of Series J Convertible Preferred Stock.

Issued 109,300,000 shares of Class A common stock in conversion of 1,093 shares of Series K Convertible Preferred Stock.

Issued 2,838,412 shares of Class A common stock as payment of $65,000 of dividends on Series H Preferred Stock.

Accrued $693,000 of dividends on Series H Preferred Stock.

Issued 2,000 shares of Series L Convertible Preferred Stock with a face value of $20,000,000 in exchange for 2,000 shares of Series H Preferred Stock with a face value of $20,000,000.

Issued 489,870,090 shares of Class A common stock in conversion of 142 shares of Series L Preferred Stock.

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Fonix Corporation (“the Company”) provides value-added speech technologies through its subsidiary, Fonix Speech, Inc. (“Fonix Speech”). The Company offers speech-enabling technologies including automated speech recognition (“ASR”) and text-to-speech (“TTS”) through Fonix Speech to markets for wireless and mobile devices, computer telephony, server solutions and personal software for consumer applications. The Company has received various patents for certain elements of our core technologies and have filed applications for other patents covering various aspects of its technologies. The Company seeks to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips. Revenues are generated through licensing of speech-enabling technologies, maintenance contracts and services.

The Company previously operated a telecommunications business, the results of which were included in prior SEC filings. On October 2, 2006, LecStar Telecom Inc., a Georgia corporation (“LecStar Telecom”), LecStar DataNet, Inc., a Georgia corporation (“LecStar DataNet”), LTEL Holdings Corporation (“LTEL Holdings”), a Delaware corporation, and Fonix Telecom Inc., a Delaware corporation (“Fonix Telecom”), each of which are direct or indirect subsidiaries of Fonix, filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The case numbers are as follows: LTEL Holdings Corporation, 06-11081 (BLS); LecStar Telecom, Inc., 06-11082 (BLS); LecStar DataNet, Inc., 06-11083 (BLS); Fonix Telecom, Inc., 06-11084 (BLS).)

LecStar Telecom, LecStar DataNet, LTEL Holdings, and Fonix Telecom sought protection under Chapter 7 of Title 11 of the U.S. Bankruptcy Code, 11 U.S.C ss 101 et seq. (the “Bankruptcy Code”). Pursuant to Bankruptcy Code Section 701, on October 3, 2006, Alfred Thomas Guliano was appointed the interim trustee for LecStar Telecom, LecStar DataNet, LTEL Holdings, and Fonix Telecom. As these subsidiary companies were in Chapter 7 Bankruptcy proceedings as of the date of this Report, the results of their operations have been treated as discontinued operations.

Business Condition - For the years ended December 31, 2006, 2005 and 2004, we generated revenues of $1,329,000, $1,358,000 and $1,229,000, respectively; incurred net losses of $21,943,000, $22,631,000 and $15,148,000, respectively, and had negative cash flows from operating activities of $4,048,000, $8,643,000 and $13,247,000, respectively. As of December 31, 2006, we had an accumulated deficit of $291,200,000, negative working capital of $52,957,000, accrued liabilities and accrued settlement liability of $3,584,000, derivative liabilities of $20,941,000 related to the issuance of Series L Preferred Stock and Series E Convertible Debentures, net liabilities of discontinued subsidiaries of $20,819,000 related to the telecom subsidiaries subject to bankruptcy (LecStar Telecom, LecStar DataNet, LTEL Holdings and Fonix Telecom), accounts payable of $1,504,000 and current portion of notes payable of $3,683,000. We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2007, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

The Company’s cash resources, limited to collections from customers, sales of the Company's equity and debt securities and loans, have not been sufficient to cover operating expenses. As a result, some payments to vendors have been delayed. On March 15, 2007, the New York State trial court entered judgment against the Company and in favor of the Breckenridge Fund in the amount of $1,602,000, which judgment has not been paid.

These factors, as well as the risk factors set out elsewhere in the Annual Report on Form 10-K, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to fund further operations of the Company from cash flows from future license and royalty arrangements and with proceeds from additional issuance of debt and equity securities. There can be no assurance that management’s plans will be successful.

Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Company has not consolidated the assets, liabilities or operations related to the discontinued subsidiaries as these assets are under the control of the court appointed bankruptcy trustee pursuant to the filing for protection under Chapter 7 of the Bankruptcy Code by LecStar Telecom, Inc., LecStar DataNet, Inc., LTEL Holdings and Fonix Telecom, Inc. on October 2, 2006. The accompanying footnotes do not include disclosures related to the operations of the aforementioned companies and represent solely the operations of Fonix Speech, Inc.

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

Intangible Assets - The customer base, contracts and agreements and brand names are amortized over their estimated useful lives unless they are deemed to have indefinite useful lives. For intangible assets subject to amortization, an impairment charge is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset. Intangible assets deemed to have indefinite useful lives, primarily the LecStar brand name, were not amortized, were tested for impairment on a quarterly basis and impairment was recognized when the carrying amount was not recoverable or exceeded its fair value. During the year ended December 31, 2004, the Company recorded an impairment loss on the intangible asset related to the contracts and agreements acquired of $738,000 based on estimated future cash flows. During the year ended December 31, 2005, the Company determined that the carrying value of the LecStar brand name was impaired, based on estimated future cash flows, and recorded a charge of $1,110,000 to fully impair the carrying value of the asset. During December 2005, the Company also determined that the intangible asset related to the LecStar customer base had become impaired due to decreased estimated future cash flows due to the overall cost increases as the Company no longer had the UNE-P platform to offer to its customers. The Company recorded an impairment charge of $2,236,000 in the accompanying financial statements for the year ended December 31, 2005. All of the intangible assets related to LecStar and have been classified as discontinued operations in these statements.

Goodwill - Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs. The testing for impairment requires the determination of the fair value of the asset or entity to which the goodwill relates (the reporting unit). The fair value of a reporting unit is determined based upon a weighting of the quoted market price of the Company’s common stock and present value techniques based upon estimated future cash flows of the reporting unit, considering future revenues, operating costs, the risk-adjusted discount rate and other factors. Impairment is indicated if the fair value of the reporting unit is allocated to the assets and liabilities of that unit, with the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities assigned to the fair value of goodwill. The amount of impairment of goodwill is measured by the excess of the goodwill’s carrying value over its fair value. As of December 31, 2006, 2005 and 2004, the fair value of goodwill was greater than the carrying value. Therefore, no impairment was deemed necessary.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

Deferred revenue as of December 31, 2006, consisted of the following:

Description	Criteria for Recognition	Amount
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$460,000

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

Stock-based Compensation Plans - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) using the modified prospective transition method. Under this transition method, compensation costs are recognized beginning with the effective date: (a) based on the requirements of SFAS 123(R) for all share-based awards granted after the effective date; and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date. Accordingly, the Company did not restate the results of prior periods. The most notable change resulting from the adoption of SFAS123(R) is that compensation expense associated with stock options is now recognized in the Company’s Statements of Operations, rather than being disclosed in a pro forma footnote to the Company’s financial statements.

Prior to January 1, 2006, the Company accounted for stock options granted under its Stock Option Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees) and related interpretations, as permitted by SFAS 123. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below for years ended December 31, 2005 and 2004:

Year Ended December 31,	2005	2004
Net loss, as reported	$(22,631,000)	$(15,148,000)
Add back: Total stock-based employee compensation	-	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(74,000)	(67,000)
Pro forma net loss	$(22,705,000)	$(15,215,000)
Basic and diluted net loss per common share:
As reported	$(0.09)	$(0.21)
Pro forma	(0.09)	(0.21)

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Advertising Costs - Advertising costs are expensed when incurred. Total advertising expense was $40,000, $80,000 and $121,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year. At December 31, 2006, 2005 and 2004, there were outstanding common stock equivalents to purchase or receive 5,647,746,872 shares, 97,634,670 shares and 22,708,797 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the years ended December 31, 2006, 2005, and 2004:

	Years Ended December 31,
	2006		2005		2004
		Per		Per		Per
		Share		Share		Share
	Amount	Amount	Amount	Amount	Amount	Amount
Net loss from continuing operations	$(10,696,000)		$(8,794,000)		$(6,612,000)
Net loss from discontinued operations	(11,247,000)	$(0.01)	(13,837,000)	$(0.05)	(8,536,000)	$(0.10)

Net loss	(21,943,000)		(22,631,000)		(15,148,000)

Preferred stock dividends	(18,735,000)		(1,265,000)		(3,927,000)
Net loss attributable to common stockholders	$(40,678,000)	$(0.05)	$(23,896,000)	$(0.09)	$(19,075,000)	$(0.21)
Weighted-average common shares outstanding	768,076,936		261,894,849		89,795,728

Imputed Interest Expense and Income - Interest is imputed on long-term debt obligations and notes receivable where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics (see Notes 2 and 6).

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

Recently Enacted Accounting Standards

Uncorrected Misstatements - In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial statements.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Uncertainty in Income Taxes - In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN-48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN-48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. The provisions of FIN-48 are effective for financial statements for fiscal years beginning after December 15, 2006. Accordingly, the Company is to adopt FIN-48 on January 1, 2007. The adoption of FIN-48 is not expected to have a material effect on the Company’s financial position or results of operations.

Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will be effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently reviewing the effect that the adoption of SFAS 157 will have on its financial statements.

Share Based Payment - In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision to SFAS No. 123. SFAS No. 123(R) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, SFAS No. 123(R) focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

SFAS No. 123(R) requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

In accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin 107, SFAS No. 123(R) is effective as of the beginning of the annual reporting period that begins after December 15, 2005. Under these guidelines, the Company adopted SFAS 123(R) as of January 1, 2006. The adoption of SFAS 123(R) did not have a material impact on the Company.

Accounting Changes and Error Corrections - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which is a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting a change in an accounting principle. Previously, most voluntary changes in accounting principle required recognition of a cumulative effect adjustment in the results of operations of the period of change. SFAS No. 154 requires retrospective application to prior periods unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005; however, it does not change the transition provisions of any existing accounting pronouncements, such as SFAS No. 123(R). The Company does not believe the adoption of SFAS No. 154 will have a material effect on its business, results of operations, or financial position.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 2. ACQUISITIONS

LecStar Acquisition - On February 24, 2004, Fonix acquired all of the capital stock of LTEL Holdings Corporation (“LTEL”) and its wholly-owned subsidiaries, LecStar Telecom, Inc., and LecStar DataNet, Inc.(collectively “LecStar”). The results of LecStar's operations are included in the consolidated financial statements as discontinued operations. Fonix acquired LecStar to provide Fonix with a recurring revenue stream, a growing customer base, new marketing channels for its Core Technologies and Speech Products, and to reduce the cost of capital.

In accordance with SFAS No. 141, “Business Combinations,” the aggregate purchase price was $12,800,000 and consisted of the issuance of 7,036,802 shares of Class A common stock valued at $4,175,000 or $0.59 per share, 2,000 shares of 5% Series H nonvoting, nonconvertible preferred stock (the “Series H Preferred Stock”) with a stated value of $10,000 per share valued at $4,000,000, and a 5% $10,000,000 secured, six-year promissory note (the “Note”) valued at $4,624,000. The number of shares of Class A common stock issued under the terms of the purchase agreement was determined by dividing $3,000,000 by 90 percent of the average closing bid price of Fonix’s common stock for the first 30 of the 33 consecutive trading days immediately preceding the date certain regulatory approvals were deemed effective. Under the terms of the acquisition agreement, the number of Class A common shares was determinable on February 19, 2004. Accordingly, the value of the shares of Class A common stock was established, in accordance with SFAS No. 141, as the average market price of the Fonix common stock over the three-day period through February 19, 2004. The values of the Series H Preferred Stock and the Note were determined based on the estimated risk-adjusted cost of capital to Fonix at the date of the acquisition. The fair value of the Series H Preferred Stock was based on an imputed yield rate of 25 percent per annum and the discount on the Note of $5,376,000 was based on an imputed interest rate of 25 percent per annum.

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

The following pro forma information is presented to reflect the operations of the Company and LecStar on a combined basis as if the acquisition of LecStar had been completed as of the beginning of the year ended December 31, 2004:

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

2004
Revenues	$18,006,000
Net Loss	$(16,648,000)
Basic and diluted net loss per common share	$(0.18)

As of the date of this report, the bankruptcy proceedings related to LecStar had not been finalized. The Company has classified the operations from LecStar as discontinued operations in these statements.

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Computer equipment and software	3 to 5 years
Furniture and fixtures	5 years

Maintenance and repairs are charged to expense as incurred and major improvements are capitalized. Gains or losses on sales or retirements are included in the consolidated statements of operations in the year of disposition. Depreciation expense was $58,000, $59,000 and $113,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Property and equipment consisted of the following at December 31, 2006 and 2005:

	2006	2005
Computer equipment	$980,000	$2,145,000
Software	201,000	253,000
Furniture and fixtures	128,000	143,000
	1,309,000	2,541,000
Less accumulated depreciation and amortization	(1,261,000)	(1,594,000)
Net Property and Equipment	$48,000	$947,000

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill is assessed for impairment quarterly. That assessment resulted in no impairment and the carrying value of goodwill remained unchanged at $2,631,000 for the years ended December 31, 2006, 2005 and 2004. Goodwill is not subject to amortization. During 2002, the Company engaged Houlihan Valuation Advisors, an independent valuation firm, to assess the Company’s goodwill for impairment. The resulting appraisal indicated no impairment and goodwill was not considered impaired. The Company performed an internal valuation of goodwill at December 31, 2006, 2005 and 2004, based on the same factors used by Houlihan, and determined that the carrying value of goodwill was not impaired.

NOTE 6. NOTES PAYABLE

On February 24, 2004, LecStar had an asset securitization facility of $750,000. Assets securitized under this facility consisted of executory future cash flows from LecStar customers in the states of Georgia, Tennessee, Florida, and Louisiana. LecStar had pledged its interest in the special purpose securitization facility, LecStar Telecom Ventures LLC, a wholly owned subsidiary of LTEL, and customer accounts receivable. The note bore an interest rate of 6.5% and was due on February 27, 2007, with 24 equal monthly installments which began on March 6, 2005. During 2005, the Company made principal payments of $213,000. For the year ended December 31, 2006, the company made principal payments of $124,000.

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The discount on the Note is based on an imputed interest rate of 25%. The carrying amount of the Note of $5,541,000 at December 31, 2006, was net of unamortized discount of $3,192,000. As of the date of this report, the Company had not made any scheduled payments for 2006 or 2007.

On September 8, 2006, the Company received a default notice (the “Default Notice”) from McCormack relating to the Note. Under the terms of the Note, and a related Security Agreement between the Company and McCormack dated February 24, 2004 (the “Security Agreement”), McCormack may declare all liabilities, indebtedness, and obligations of the Company to McCormack under the Security Agreement and the Note immediately due and owing upon an event of default. The Note defines an event of default to include the non-payment by the Company of a scheduled payment which is not cured within 60 days.

In the Default Notice, McCormack stated that it intended to exercise its rights, including any and all rights set forth in the Note, as amended.

Also on September 8, 2006, McCormack provided to the Company a Notice of Sale, stating McCormack’s intention to sell at public auction all of the collateral referred to in the Security Agreement, consisting of the capital stock and assets of LecStar Telecom, LecStar DataNet, and LTEL Holdings. To date, no sale of the assets or capital stock of LecStar Telecom, LecStar DataNet nor LTEL Holdings has occurred. On October 2, 2006, LecStar Telecom, LecStar DataNet and LTEL Holdings filed for protection under Chapter 7 of the Bankruptcy Code. As of the date of this Report, the results of their operations have been treated as discontinued operations.

During the fourth quarter of 2005, the Company entered into two promissory notes with an unrelated third party in the aggregate amount of $650,000. These notes accrue interest at 10% annually and are due and payable during the second quarter of 2006. The notes, along with accrued interest of $64,000 and additional advances of $325,000 were exchanged for the McCormack Debenture (described in Note 8).

The Company entered into two promissory notes with an unrelated third party in the aggregate amount of $330,000. These notes accrue interest at 10% annually and are due and payable during the second quarter of 2007.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following schedule summarizes the Company’s current debt obligations and respective balances at December 31, 2006 and 2005:

Notes Payable	2006	2005

5% Note payable to a company, $8,733,000 and $8,733,000 face amount, respectively, due in quarterly installments of $319,000, matures January 2010, less unamortized discount based on interest imputed at 25% of $3,192,000 and $4,023,000, respectively	$5,541,000	$4,822,000

Note payable to a company, interest at 10%, matures June 2006	--	300,000

Note payable to a company, interest at 10%, matures June 2007	235,000	--

Note payable to a company, interest at 10%, matures June 2007	95,000	--

Note payable to a company, due in monthly installments of $23,000, interest at 6.5%, matures January 2008, collateralized by trade accounts receivable	--	537,000

Note payable to related parties, interest at 12%, matured September 2006, secured by intellectual property rights	800,000	486,000

Total notes payable	6,671,000	6,383,000
Less current maturities	(3,683,000)	(2,333,000)

Long-Term Note Payable	$2,988,000	$4,050,000

The following table shows the schedule of principal payments under notes payable and related party notes payable as of December 31, 2006:

Year ending December 31,	Payments
2007	$3,683,000
2008	255,000
2009	328,000
2010	2,405,000
$6,671,000

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 7. RELATED-PARTY NOTES PAYABLE

During 2002, two executive officers of the Company (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to the Company under the terms of a revolving line of credit and related promissory note. The funds were advanced for use in Company operations. The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis. The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, was originally due and payable on June 10, 2003. The Company and the Lenders have agreed to postpone the maturity date on several occasions. The note was due September 30, 2006. As of the date of this report, the Company had not made payment against the outstanding balance due on the note. All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company at any time. The conversion price was the average closing bid price of the shares at the time of the advances. To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares. A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction. The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, the Company made a principal payment of $26,000 against the outstanding balance of the promissory note. During 2004, the Company entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between the Company and the note holders. The Company classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004. The Company made principal payments against the note of $254,000 during the year ended December 31, 2004. During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note. The balance due at December 31, 2005 was $486,000. During the year ended December 31, 2006, the Company received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000. The principal balance due at December 31, 2006 was $800,000.

The aggregate advances of $800,000 are secured by the Company’s intellectual property rights. As of December 31, 2006, the Lenders had not converted any of the outstanding balance or interest into common stock nor had they declared the note in default.

NOTE 8. DEBENTURES

Series D Debentures - On October 11, 2002, the Company issued $1,500,000 of Series D 12% Convertible Debentures (the “Debentures”), due April 9, 2003, and 194,444 shares of Class A common stock to The Breckenridge Fund, LLC (“Breckenridge”), an unaffiliated third party, for $1,500,000 before offering costs of $118,000. The outstanding principal amount of the Debentures was convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price equal to the average of the two lowest closing bid prices of the Company’s Class A common stock for the twenty trading days immediately preceding the conversion date, multiplied by 90%.

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

Series E Debentures - On December 7, 2006, the Company entered into a Securities Purchase Agreement, dated as of December 1, 2006 (the “Agreement”), with Southridge Partners, LP (“Southridge”) relating to the purchase and sale of a Series E 9% Secured Subordinated Convertible Debenture (the “Southridge Debenture”) in the principal amount of $850,000.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Pursuant to the Agreement, Southridge paid the purchase price by tendering a prior debenture in the aggregate amount (including principal and interest) of $641,000, and agreed that an advance to the Company in the amount of $75,000 made in November 2006 would also constitute part of the purchase price. Southridge agreed to fund the remaining $134,000 upon the effectiveness of a registration statement, to be filed by the Company, to register the resales of shares issuable to Southridge upon conversion of the Southridge Debenture. The registration statement was filed in January 2007, but as of the date of the Report, had not been declared effective.

The Southridge Debenture is convertible into shares of the Company’s Class A common stock. The number of shares issuable is determined by dividing the amount of the Southridge Debenture being converted by the conversion price, which is the average of the two lowest per share market values for the twenty trading days immediately preceding the conversion date multiplied by seventy percent. The conversion price is subject to adjustment as set forth in the Southridge Debenture. Southridge has agreed not to convert the Southridge Debenture to the extent that such conversion would cause Southridge to beneficially own in excess of 4.999% of the then-outstanding shares of Class A common stock of the Company except in the case of a merger by the Company or other organic change.

The Company also entered into a Registration Rights Agreement (the “Registration Agreement”) with Southridge pursuant to which the Company agreed to file a registration statement to register the resale by Southridge of shares of the Company’s common stock issuable upon conversion of the Southridge Debenture. Under the Registration Agreement, the Company agreed to file a registration statement to register the resale by Southridge of up to 300,000,000 shares of Fonix Class A common stock.

In addition to the Southridge Debenture, on December 7, 2006, the Company entered into a Securities Purchase Agreement, dated as of December 1, 2006 (the “McCormack Agreement”), with McCormack Avenue, Ltd. (“McCormack”), relating to the purchase and sale of a Series E 9% Secured Subordinated Convertible Debenture (the “McCormack Debenture”) in the principal amount of $1,039,000.

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

The Company also entered into a Registration Rights Agreement (the “McCormack Registration Agreement”) with McCormack pursuant to which the Company agreed to file a registration statement to register the resale by McCormack of shares of the Company’s common stock issuable upon conversion of the Debenture. As of the date of this Report, the registration statement had not been filed.

The Company received no new capital in connection with the issuance and sale of the Debenture.

As the Series E Debentures are convertible into shares of common stock of the Company, the Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability of $2,434,000 upon the issuance of the Series E Debentures due to the value of the conversion feature of the Series E Debentures. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 138%, risk-free rate of 3.75% and expected life of 5 years.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 9. PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock - At December 31, 2006, there were 166,667 shares of Series A convertible preferred stock outstanding. Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock. At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock. In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of Class A common stock for each share of Series A convertible preferred stock.

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

On September 7, 2006, the Company entered into an agreement to exchange the 2,000 shares of Series H Preferred Stock for shares of the Company’s Series L Preferred Stock. (See discussion below under “Series L Preferred Stock.”) As of December 31, 2006, no shares of Series H Preferred Stock remained outstanding.

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

The Company also entered into an agreement with Breckenridge and Southridge Partners, LP (“Southridge”) whereby Breckenridge agreed to assign to Southridge all remaining shares of the Company’s Series I Preferred, consisting of approximately 1,172 shares, together with all of Breckenridge’s rights, interests, duties, and obligations which Breckenridge received in connection with the purchase from the Company of the Series I Preferred Stock. Southridge paid approximately $1,203,000 for Breckenridge’s rights to the Series I Preferred Stock and accepted the assignment of the shares of Series I Preferred Stock and all assigned rights, interests, duties, and obligations, and the Company consented to the assignment.

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

Additionally, the Company entered into a Security Agreement with Breckenridge relating to certain of its obligations in connection with the agreement with Breckenridge to discontinue the Breckenridge Lawsuits. Pursuant to the settlement agreement between the parties, the Company is required to make the Periodic Payments to Breckenridge. To secure those payments, the Company granted to Breckenridge a security interest in the proceeds that it receives in connection with draws on the Seventh Equity Line of Credit and any subsequent equity line-type financings in the event that we do not make a Periodic Payment when due. Specifically, the Company granted to Breckenridge the right to receive proceeds from its draws on the Seventh Equity Line and any subsequent equity line-type financings to the extent that we do not make a payment as required and after the applicable grace period or cure period has run. With respect to future equity line-type financings, the Company agreed to include in the documentation of such financings provisions granting to Breckenridge the right to make draws and to receive funds directly from the equity line provider in the event that we fail to make a payment as required, and then only to the extent of the amount of the payment.

For the year ended December 31, 2004, the Company issued 8,435,869 shares of the Company’s Class A common stock in response to conversion requests for 1,000 shares of Series I Preferred Stock. For the year ended December 31, 2005, the Company issued 18,482,083 shares of the Company’s Class A common stock in response to conversion request for 1,078 shares of Series I Preferred Stock. As of December 31, 2005, no shares of Series I Preferred Stock remained outstanding.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

The Series J Preferred Stock entitles Southridge to receive dividends in an amount equal to 5% of the then-outstanding balance of shares of Series J Preferred Stock. The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option. The aggregate liquidation preference at December 31, 2005 was $1,359,000.

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

For the year ended December 31, 2005, the Company issued 3,795,918 shares of its Class A common stock upon conversion of 93 shares of its Series J Preferred Stock. For the year ended December 31, 2006, the Company issued 15,028,249 shares of its Class A common stock upon conversion of 266 shares of Series J Preferred Stock. As of December 31, 2006, no shares of Series J Preferred Stock remained outstanding.

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

For year ended December 31, 2006, the Company issued 109,300,000 shares of its Class A common stock upon conversion of all 1,093 shares of its Series K Preferred Stock. As of December 31, 2006, no shares of Series K Preferred Stock remained outstanding.

Series L Preferred Stock - On September 7, 2006, the Company entered into a Series L 9% Convertible Preferred Stock Exchange Agreement (the "Exchange Agreement") with McCormack and Kenzie Financial (“Kenzie”), a British Virgin Islands company. Pursuant to the Exchange Agreement, McCormack and Kenzie exchanged all 2,000 shares of Series H Preferred Stock that they acquired from the sale of LTEL Holdings, for 1,960.8 and 39.2 shares, respectively, of the Company's Series L 9% Convertible Preferred Stock (the "Series L Preferred Stock").

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

The Company accounted for the exchange as a redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of the Company. The Series L Preferred Stock is convertible into shares of common stock of the Company. The Company followed the accounting treatment in SFAS 150, SFAS 133 and EITF 00-19. The Company recognized a derivative liability of $30,991,000 upon the redemption due to the value of the conversion feature of the Series L Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 140%, risk-free rate of 3.75% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock. Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount the Company had assigned to the Series H Preferred Stock.

For the year ended December 31, 2006, the Company issued 489,870,090 shares of our Class A common stock in conversion of 142 shares of its Series L Preferred Stock. At December 31, 2006, 1,858 shares of Series L Preferred Stock remained outstanding. Subsequent to December 31, 2006 and through the date of this report, the Company issued 267,507,174 shares of our Class A common stock in conversion of 45 shares of Series L Preferred Stock.

NOTE 10. EQUITY LINES OF CREDIT

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

Under the Seventh Equity Line Agreement, the Company had the right to draw up to $20,000,000 against an equity line of credit (the "Seventh Equity Line") from the Equity Line Investor. The Company was entitled under the Seventh Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of the Company's Class A common stock in lieu of repayment of the draw. The Company was limited as to the amount of shares it may put to the Equity Line Investor in connection with each put; the Company could not put shares which would cause the Equity Line Investor to own more than 4.99% of its outstanding common stock on the date of the put notice. The number of shares to be issued in connection with each draw was determined by dividing the amount of the draw by 93% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice is tendered. The Equity Line Investor was required under the Seventh Equity Line Agreement to tender the funds requested by the Company within two trading days after the ten-trading-day period used to determine the market price.

The Company granted registration rights to the Equity Line Investor and filed three registration statements which cover the resales of the shares to be issued under the Seventh Equity Line. All of the shares registered by the first registration statement had been sold as of October 24, 2005. The second registration statement filed in connection with the Seventh Equity Line was declared effective by the SEC on February 10, 2006. All of the shares registered by the second registration statement had been sold as of July 26, 2006. The Company filed a third registration statement on June 26, 2006, to register additional shares under the Seventh Equity Line. However, that registration statement was not declared effective, and no shares were sold under that registration statement.

For the year ended December 31, 2005, the Company received $3,127,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $106,000. The Company issued 100,000,000 shares of Class A common stock to the Equity Line Investor as puts under the Seventh Equity Line totaling $3,127,000.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

For the year ended December 31, 2006, the Company received $3,378,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $114,000. The Company issued 300,000,000 shares of Class A common stock to the Equity Line Investor as puts under the Seventh Equity Line totaling $3,378,000.

In January, 2007, the Company terminated the Seventh Equity Line, and the Company has withdrawn the third registration statement related to the Seventh Equity Line. As such, as of the date of this Report, the Company did not have an equity line of credit financing available to it.

NOTE 11. COMMON STOCK

Common Stock - During 2006, the Company issued 917,036,751 shares of Class A common stock. Of such shares, 300,000,000 were issued in connection with draws on the Seventh Equity Line, 15,028,249 shares were issued in conversion of 266 shares of Series J Preferred Stock, 109,300,000 shares were issued in conversion of 1,093 shares of Series K Preferred Stock, 2,838,412 shares were issued in payment of dividends on Series H Preferred Stock and 489,870,090 shares were issued in conversion of 142 shares of Series L Preferred Stock.

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

NOTE 12. STOCK OPTIONS AND WARRANTS

Common Stock Options - In 1998, the Company’s board of directors and shareholders approved the 1998 Stock Option and Incentive Plan (“the “1998 Plan”) for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance was 250,000. The Company subsequently determined that it had issued 253,581 options in excess of the aggregate number authorized under the plan. In 2004, the Company’s board of directors approved an increase in the number of shares under the Plan from 250,000 to 550,000 to cover the additional options issued. In November 2004, the Board of Directors again amended the 1998 Plan to increase the aggregate number of shares under the 1998 Plan from 550,000 to 20,000,000. The purpose of this amendment is to cover any additional issuances of shares made in excess of the number authorized under the 1998 Plan and to enable the Company to issue additional incentive stock options to key employees and non-qualified stock options, stock appreciation rights, cash and stock bonuses and other incentive grants to directors, employees and certain non-employees who have important relationships with the Company or its subsidiaries. At a meeting of shareholders held on December 30, 2004, the amendments to the 1998 Plan were approved. As of December 31, 2006, there were 19,092,358 shares available for grant under this plan.

In 1997, the Company’s board of directors approved the 1997 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance is 187,500. As of December 31, 2006, there were 187,500 shares available for grant under this plan.

In 1996, the Company’s board of directors and shareholders approved the 1996 Directors’ Stock Option Plan, under which the aggregate number of shares of Class A common stock authorized for issuance is 135,000. The plan provides that each director shall receive options to purchase 5,000 shares of Class A common stock for services rendered as a director during each entire calendar year or portion of a calendar year in excess of six months. The exercise price of such options is the closing market price of the Class A common stock on the date the options are granted. The option term is 10 years from date of grant. As of December 31, 2006, shares available for grant under this plan were 135,000.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

In 1996, the Company’s board of directors approved a Long-Term Stock Investment and Incentive Plan for officers, key employees and other persons acting on behalf of the Company under which the aggregate number of shares authorized for issuance is 22,500. The exercise price of these options is the closing market price of the Class A common stock on the date the options are granted. The term of the plan is 10 years and options are subject to a three-year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised each year. As of December 31, 2006, shares available for grant under this plan were 22,500.

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

During 2006, the Company granted options to purchase 58,000 shares of Class A common stock at exercise prices ranging from $0.01 to $0.02. All options were granted at the quoted market price on the date of grant. All options granted vest over three years following issuance. If not exercised, all options expire within ten years from the date of grant.

During 2005, the Company granted options to purchase 746,505 shares of Class A common stock in addition to the options granted in connection with the option exchange program described above. The options were granted at exercise prices ranging from $0.04 to $0.12. All options were granted at the quoted market price on the date of grant. All options granted vest over three years following issuance. If not exercised, all options expire within ten years from the date of grant.

During 2004, the Company granted options to purchase 110,600 shares of Class A common stock at exercise prices ranging from $0.21 to $0.37. All options were granted at the quoted market price at the date of grant. All options granted vest over three years following issuance. If not exercised, all options expire within ten years from the date of grant.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

A summary of options granted under the Company’s various stock option plans for the years ended December 31, 2006, 2005 and 2004 is presented below:

	2006		2005		2004
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of the year	1,331,205	$0.132	818.920	$42.42	808,901	$41.41
Granted	58,000	0.01	1,160.955	0.09	110,600	0.33
Exercised	-	-	-	-	-	-
Forfeited	(481,563)	0.13	(647,810)	59.11	(100,581)	37.44
Outstanding at end of the year	907,642	0.13	1,331,205	0.13	818,920	42.24
Exercisable at the end of the year	776,774	$0.13	635,303	$0.13	552,204	$62.09

A summary of options outstanding and options exercisable under the Company’s various stock option plans at December 31, 2006 is presented below:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.01 - 0.04	487,855	3.2 years	$0.04	452,855	$0.04
0.12	120,000	8.1 years	0.12	39,999	0.12
0.21 - 0.37	297,600	7.4 years	0.22	281,733	0.22
3.60 - 61.24	2,187	4.7 years	7.85	2,187	7.85
$ 0.01 - 61.24	907,642	6.2 years	0.13	776,774	0.13

The weighted average fair value of options granted during the years ended December 31, 2006, 2005, and 2004 were $0.01, $0.09 and $0.30 per share, respectively.

The fair value of options and warrants is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during 2005, 2004, and 2003:

	2006	2005	2004
Risk-free interest rate	3.75%	3.75%	4.02%
Expected dividend yield	0.0%	0.0%	0.0%
Expected exercise lives	5 years	5 years	5 years
Expected volatility	143%	143%	144%

The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change the estimated fair value amounts could be significantly different.

None of the options outstanding or exercisable had any intrinsic value as of December 31, 2006.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Warrants - A summary of warrants granted by the Company during the years ended December 31, 2006, 2005, and 2004 is presented below:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	15,000	$40.00	980,389	$1.10	46,250	$23.51
Granted	—	—	—	—	965,389	0.51
Forfeited	—	—	(965,389)	0.51	(31,250)	15.60
Outstanding at end of the year	15,000	40.00	15,000	40.00	980,389	1.10
Exercisable at end of the year	15,000	40.00	15,000	40.00	980,389	1.10

NOTE 13. RELATED-PARTY TRANSACTIONS

The secretary of the Company is a partner in a law firm that the Company uses to provide legal services. During 2006, 2005 and 2004, the Company incurred expenses of approximately $368,000, $533,000 and $604,000, respectively, to the law firm for services provided to the Company.

NOTE 14. INCOME TAXES

At December 31, 2006 and 2005, net deferred income tax assets, before considering the valuation allowance, totaled $64,313,000 and $57,158,000, respectively. The amount and ultimate realization of the benefits from the deferred income tax assets are dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization. The net change in the valuation allowance was an increase of $8,187,000 for 2006, an increase of $8,249,000 for 2005 and a decrease of $1,748,000 for 2004.

At December 31, 2006, the Company has unused federal net operating loss carryforwards available of approximately $159,302,000 and unused state net operating loss carryforwards of approximately $150,582,000 which may be applied against future taxable income, if any, and which expire in various years from 2011 through 2026. The Internal Revenue Code contains provisions which likely will reduce or limit the availability and utilization of these net operating loss carryforwards. For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place. The Company has not performed an analysis to determine whether any such limitations have occurred.

The temporary differences and carryforwards which give rise to the deferred income tax assets as of December 31, 2006 and 2005 are as follows:

Deferred income tax assets:	2006	2005
Net operating loss carryforwards:
Federal	$54,163,000	$47,041,000
State	4,969,000	4,278,000
Research expenditures credits	2,487,000	2,462,000
Accrued liabilities	86,000	70,000
Deferred revenues	172,000	344,000
Amortization of intangible assets	2,437,000	2,963,000
Total deferred income tax assets	64,313,000	57,158,000
Valuation allowance	(64,313,000)	(56,126,000)
Deferred income tax liability - intangible telecommunications assets	--	(1,032,000)
Net deferred income tax assets	$-	$-

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

A reconciliation of income taxes at the federal statutory rate to the Company’s effective rate is as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory income tax rate	34.0%	34.0%	34.0%
State and local income tax rate, net of federal benefit	3.3	3.3	3.3
Non-deductible items	(0.5)	(0.5)	(0.5)
Valuation allowance	(37.2)	(37.2)	(37.2)
Effective income tax rate	0.0%	0.0%	0.0%

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

Operating Lease Agreements - The Company leases certain facilities and equipment used in its operations. The amounts of commitments for non-cancelable operating leases in effect at December 31, 2006, were as follows:

Year ending December 31,
2007	$350,000
2008	312,000
2009	312,000
2010	208,000
$1,182,000

The Company incurred rental expense of $350,000, $829,000 and $827,000 during 2006, 2005 and 2004, respectively, related to these leases.

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

NOTE 16. LITIGATION

Breckenridge Complaint - On June 6, 2006, Breckenridge filed a complaint against the Company in the Supreme Court of the State of New York, County of Nassau (the “Court”), in connection with a settlement agreement between the Company and Breckenridge entered into in September 2005. In the Complaint, Breckenridge alleged that the Company failed to pay certain amounts due under the settlement agreement in the amount of $450,000. The Company denied the allegations of Breckenridge’s complaint and filed a motion for summary judgment. Breckenridge also filed for summary judgment on its complaint.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

On February 2, 2007, the Court granted Breckenridge’s motion for summary judgment, denied the Company’s summary judgment motion, and directed that a hearing be held to determine the amount owed by the Company to Breckenridge. The Company and Breckenridge entered into a stipulation that the Company owed Breckenridge $1,530,000 plus interest at a rate of 9% from September 15, 2006 to the date of entry of judgment.

The Court’s judgment, dated as of March 15, 2007, states that the Company owes an aggregate of $1,602,000 to Breckenridge. The Company has accrued for this settlement in the accompanying financial statements. To date, Breckenridge has not taken any action to collect on the judgment.

NOTE 17. EMPLOYEE PROFIT SHARING PLAN

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

NOTE 18. SIGNIFICANT CUSTOMERS

The Company’s revenues by geographic region for the years ended December 31, 2006, 2005 and 2004 were:

	2006		2005		2004

United States	$546,000	41%	$898,000	66%	$1,079,000	88%
Asia Pacific	591,000	44%	352,000	26%	62,000	5%
Other	192,000	15%	108,000	8%	88,000	7%
	$1,329,000		$1,358,000		$1,229,000

For the year ended December 31, 2006, one customer accounted for 31% of total revenues and another customer accounted for 10% of total revenues. For the year ended December 31, 2005, one customer accounted for 17% of total revenues and another customer accounted for 15% of total revenues. For the year ended December 31, 2004, one customer accounted for 11% of total revenues.

NOTE 19. SUBSEQUENT EVENTS

Through March 19, 2007, the Company has issued 332,173,839 shares of its Class A common stock in conversion of 55 shares of Series L Preferred Stock.

On June 6, 2006, Breckenridge filed a complaint against the Company in the Supreme Court of the State of New York, County of Nassau (the “Court”), in connection with a settlement agreement between the Company and Breckenridge entered into in September 2005. In the Complaint, Breckenridge alleged that the Company failed to pay certain amounts due under the settlement agreement in the amount of $450,000. The Company denied the allegations of Breckenridge’s complaint and has filed a motion for summary judgment. Breckenridge also filed for summary judgment on its complaint.

On February 2, 2007, the Court granted Breckenridge’s motion for summary judgment, denied the Company’s summary judgment motion, and directed that a hearing be held to determine the amount owed by the Company to Breckenridge. The Company and Breckenridge entered into a stipulation that the Company owed Breckenridge $1,530,000 plus interest at a rate of 9% from September 15, 2006 to the date of entry of judgment.

The Court’s judgment, dated as of March 15, 2007, states that the Company owes an aggregate of $1,602,000 to Breckenridge. The Company has accrued for this settlement in the accompanying financial statements. To date, Breckenridge has not taken any action to collect on the judgment.