Form 10-Q
period 2007-03-31
FONIX CORP
filed 2007-05-15
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 0-23862

Fonix Corporation
(Exact name of registrant as specified in its charter)

Delaware	22-2994719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 10, 2007, there were issued and outstanding 1,707,139,820 shares of our Class A common stock.

FONIX CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS

Current assets
Cash and cash equivalents	$397,000	$5,000
Accounts receivable, net of an allowance for doubtful accounts of $0 and $137,000, respectively	-	-
Prepaid expenses and other current assets	7,000	4,000

Total current assets	404,000	9,000

Property and equipment, net of accumulated depreciation of $1,275,000 and $1,261,000, respectively	34,000	48,000

Deposits and other assets	117,000	117,000

Goodwill	2,631,000	2,631,000

Total assets	$3,186,000	$2,805,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$2,677,000	$2,054,000
Accounts payable	1,048,000	1,504,000
Net liabilities of discontinued subsidiaries	20,819,000	20,819,000
Derivative liability	19,591,000	20,941,000
Accrued payroll and other compensation	214,000	214,000
Accrued settlement obligation, net of unamortized discount of $0 and $118,000, respectively	1,530,000	1,530,000
Deferred revenues	447,000	460,000
Notes payable - related parties	902,000	800,000
Series E debentures	1,754,000	1,754,000
Advance on Series B Preferred Stock	1,250,000	-
Current portion of notes payable	3,652,000	2,883,000
Deposits and other	7,000	7,000

Total current liabilities	53,891,000	52,966,000

Long-term notes payable, net of current portion	2,908,000	2,988,000

Total liabilities	56,799,000	55,954,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Series L, convertible; 1,794 shares and 1,858 shares outstanding , respectively	-	-
Common stock, $0.0001 par value; 5,000,000,000 shares authorized;
Class A voting, 1,707,139,820 shares and 1,309,965,981 shares outstanding, respectively	170,000	131,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	237,630,000	236,936,000
Outstanding warrants to purchase Class A common stock	474,000	474,000
Cumulative foreign currency translation adjustment	10,000	10,000
Accumulated deficit	(292,397,000)	(291,200,000)

Total stockholders' deficit	(53,613,000)	(53,149,000)

Total liabilities and stockholders' deficit	$3,186,000	$2,805,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

Three Months Ended March 31,	2007	2006

Revenues	$360,000	$272,000
Cost of revenues	7,000	5,000

Gross profit	353,000	267,000

Expenses:
Selling, general and administrative	807,000	1,173,000
Product development and research	487,000	571,000

Total expenses	1,294,000	1,744,000

Other income (expense):
Interest expense	(463,000)	(374,000)
Gain on derivative liability	617,000	-

Other income (expense), net	154,000	(374,000)

Net loss from continuing operations	(787,000)	(1,851,000)
Net loss from discontinued operations	-	(2,230,000)

Net loss	(787,000)	(4,081,000)
Preferred stock dividends	(410,000)	(1,849,000)

Loss attributable to common stockholders	$(1,197,000)	$(5,930,000)

Basic and diluted loss per common share from continuing operations	$(0.00)	$(0.01)

Basic and diluted loss per common share from discontinued operations	$(0.00)	$(0.01)

Net loss	$(787,000)	$(4,081,000)
Other comprehensive (loss) income - foreign currency translation	-	7,000

Comprehensive loss	$(787,000)	$(4,074,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Three Months Ended March 31,	2007	2006
Cash flows from operating activities
Net loss	$(787,000)	$(4,081,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	-	2,230,000
Gain on derivative liability	(617,000)	-
Accretion of discount on notes payable	239,000	187,000
Accretion of discount on legal settlement	-	46,000
Depreciation	14,000	14,000
Foreign exchange loss (gain)	-	(7,000)
Changes in assets and liabilities
Prepaid expenses and other current assets	(3,000)	14,000
Intercompany account	-	238,000
Accounts payable	(456,000)	134,000
Accrued payroll and other compensation	-	77,000
Other accrued liabilities	213,000	136,000
Deferred revenues	(13,000)	42,000

Net cash used in operating activities	(1,410,000)	(970,000)

Cash flows from investing activities
Purchase of property and equipment	-	(2,000)

Net cash used in investing activities	-	(2,000)

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	-	1,220,000
Proceeds from related party note payable	102,000	-
Advance on Series B Preferred Stock	1,250,000	-
Proceeds from notes payable	450,000	200,000
Payments on related party note payable	-	(50,000)
Payments of accrued settlement obligation	-	(260,000)
Principal payments on notes payable	-	(99,000)

Net cash provided by financing activities	1,802,000	1,011,000

Net increase in cash and cash equivalents	392,000	39,000

Cash and cash equivalents at beginning of period	5,000	28,000

Cash and cash equivalents at end of period	$397,000	$67,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Three Months Ended March 31, 2007:

Issued 397,173,839 shares of Class A common stock in conversion of 64 shares of Series L Convertible Preferred Stock.

Accrued $370,000 of dividends on Series L Preferred Stock.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements of Fonix Corporation and subsidiaries (collectively, the “Company” or “Fonix”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

The Company has not consolidated the assets, liabilities or operations related to its former telecom operations at March 31, 2007 as these assets are under the control of the court appointed bankruptcy trustee pursuant to the filing for protection under Chapter 7 of the Bankruptcy Code by LecStar Telecom, Inc., LecStar DataNet, Inc., LTEL Holdings and Fonix Telecom, Inc. on October 2, 2006. The accompanying footnotes do not include disclosures related to the operations of the aforementioned companies and represent solely the operations of Fonix Speech, Inc.

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented. The Company’s business strategy is not without risk, and readers of these condensed consolidated financial statements should carefully consider the risks set forth under the heading “Certain Significant Risk Factors” in the Company’s 2006 Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Business Condition - For the quarters ended March 31, 2007 and 2006, we generated revenues of $360,000 and $272,000, respectively; incurred net losses of $787,000 and $4,081,000, respectively, and had negative cash flows from operating activities of $1,410,000 and $970,000, respectively. As of March 31, 2007, we had an accumulated deficit of $292,397,000, negative working capital of $53,487,000, accrued liabilities and accrued settlement liability of $4,207,000, derivative liabilities of $19,591,000 related to the issuance of Series L Preferred Stock and Series E Convertible Debentures, net liabilities of discontinued subsidiaries of $20,819,000 related to the telecom subsidiaries subject to bankruptcy (LecStar Telecom, LecStar DataNet, LTEL Holdings and Fonix Telecom), accounts payable of $1,048,000 and current portion of notes payable of $4,554,000. We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2007, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

The Company’s cash resources, limited to collections from customers, sales of our equity and debt securities and loans, have not been sufficient to cover operating expenses. As a result, some payments to vendors have been delayed.

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

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. As of March 31, 2007 and 2006, there were outstanding common stock equivalents to purchase 12,395,755,010 and 112,437,512 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007		2006
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss from continuing operations	$(787,000)		$(1,851,000)
Net loss from discontinued operations	--	--	(2,230,000)	$(0.01)
Net loss	$(787,000)		$(4,081,000)
Preferred stock dividends	(410,000)		(1,849,000)
Loss attributable to common stockholders	$(1,197,000)	$(0.00)	$(5,930,000)	$(0.01)
Weighted-average common shares outstanding	1,522,953,187		441,531,721

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
(Unaudited)

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

Deferred revenue as of March 31, 2007, and December 31, 2006, consisted of the following:

Description	Criteria for Recognition	Mar 31, 2007	Dec 31, 2006
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$447,000	$460,000

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
(Unaudited)

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

The Company recognized compensation expense related to option grants and the vesting of previously unvested options for the three months ended March 31, 2007, of $0.

There were no option grants during the three months ended March 31, 2007.

2. GOODWILL

The carrying value of goodwill is assessed for impairment quarterly. An assessment was performed for the quarter ended March 31, 2007, which resulted in no impairment, and the carrying value of goodwill remained unchanged at $2,631,000 for the quarter ended March 31, 2007.

3. NOTES PAYABLE

In connection with the acquisition of the capital stock of LTEL Holdings in 2004, the Company issued a 5%, $10,000,000, secured, six-year note (the “Note”) payable to McCormack Avenue, Ltd. (“McCormack”). Under the terms of the Note, quarterly interest-only payments were required through January 15, 2005, with quarterly principal and interest payments of $319,000 beginning April 2005 and continuing through January 2010. Interest on the Note is payable in cash or, at the Company’s option, in shares of the Company’s Class A common stock. The Note is secured by the capital stock and all of the assets of LTEL Holdings and its subsidiaries. The Note was originally valued at $4,624,000 based on an imputed interest rate of 25 percent per annum.

The discount on the Note is based on an imputed interest rate of 25%. The carrying amount of the Note of $5,781,000 at March 31, 2007, was net of unamortized discount of $2,952,000. As of the date of this report, the Company had not made any scheduled payments for 2006 or 2007.

On September 8, 2006, the Company received a default notice (the “Default Notice”) from McCormack in respect of the Note. Under the terms of the Note, and a related Security Agreement between the Company and McCormack dated February 24, 2004 (the “Security Agreement”), McCormack was entitled to declare all liabilities, indebtedness, and obligations of the Company to McCormack under the Security Agreement and the Note immediately due and owing upon an event of default. The Note defines an event of default to include the non-payment by the Company of a scheduled payment which is not cured within 60 days.

In the Default Notice, McCormack stated that it intended to exercise its rights, including any and all rights set forth in the Note, as amended.

Also on September 8, 2006, McCormack provided to the Company a Notice of Sale, stating McCormack’s intention to sell at public auction all of the collateral referred to in the Security Agreement, consisting of the capital stock and assets of LecStar Telecom, LecStar DataNet, and LTEL Holdings. As of the date of this report, no sale of the assets or capital stock of LecStar Telecom, LecStar DataNet nor LTEL Holdings had occurred.

During the fourth quarter of 2005, the Company entered into two promissory notes with an unrelated third party in the aggregate amount of $650,000. These notes accrue interest at 10% annually and were due and payable during May and June of 2006. As of the date of this report, the Company had not made the scheduled payments on these promissory notes; the holder of the notes has not declared a default under the notes.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the fourth quarter of 2006, the Company entered into two promissory notes with an unrelated third party in the aggregate amount of $330,000. These notes accrue interest at 10% annually and are due and payable during the second quarter of 2007.

During the quarter ended March 31, 2007, the Company entered into five promissory notes with an unrelated third party in the aggregate amount of $450,000. These notes accrue interest at 10% annually and are due and payable during the third quarter of 2007.

The following schedule summarizes the Company’s current debt obligations and respective balances at March 31, 2007, and December 31, 2006:

Notes Payable	Mar 31, 2007	Dec 31, 2006

5% Note payable to a company, $8,733,000 and $8,733,000 face amount, respectively, due in quarterly installments of $319,000, matures January 2010, less unamortized discount based on interest imputed at 25% of $ 2,952,000 and $3,191,000, respectively	$5,780,000	$5,543,000
Note payable to a company, interest at 10%, matures June 2006	--	--
Note payable to a company, interest at 10%, matures June 2007	235,000	235,000
Note payable to a company, interest at 10%, matures June 2007	95,000	95,000
Note payable to a company, interest at 10%, matures July 2007	450,000	--
Note payable to related parties, interest at 12%, matured September 2006, secured by intellectual property rights	902,000	800,000
Total notes payable	7,462,000	6,671,000
Less current maturities	(4,554,000)	(3,683,000)
Long-Term Note Payable	$2,908,000	$2,988,000

4. RELATED-PARTY NOTES PAYABLE

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In October 2002, the Lenders pledged 30,866 shares of the Company's Class A common stock to Queen, LLC (the “Equity Line Investor”), in connection with an advance of $183,000 to the Company under the Third Equity Line. The Equity Line Investor subsequently sold the pledged shares and applied $82,000 of the proceeds as a reduction of the advance. The value of the pledged shares of $82,000 was treated as an additional advance from the Lenders.

During the fourth quarter of 2003, the Company made a principal payment of $26,000 against the outstanding balance of the promissory note. During 2004, the Company entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between the Company and the note holders. The Company classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004. The Company made principal payments against the note of $254,000 during the year ended December 31, 2004. During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note. The balance due at December 31, 2005 was $486,000. During the year ended December 31, 2006, the Company received additional advances of $419,000 and made principal payments to the Lenders against the note of $105,000. During the quarter ended March 31, 2007, the Company received additional advances of $102,000. The balance due at March 31, 2007 was $902,000.

The aggregate advances of $902,000 are secured by the Company’s intellectual property rights. As of March 31, 2007, the Lenders had not converted any of the outstanding balance or interest into common stock.

5. PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock - As of March 31, 2007, there were 166,667 shares of Series A convertible preferred stock outstanding. Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock. At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock. In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

Fonix Speech, Inc,. Series B Convertible Preferred Stock - On April 4, 2007, the Company entered into a Securities Purchase Agreement by and among the Company, Fonix Speech, Inc. (“FSI”), and Sovereign Partners, LP (“Sovereign”). FSI is a wholly owned subsidiary of the Company.

Pursuant to the FSI agreement, FSI sold 125 shares of its Series B 9% Convertible Preferred Stock (the “FSI Preferred Stock”) at a per share price of $10,000 to Sovereign. In anticipation of the transaction, Sovereign advanced the gross proceeds of $1,250,000 to the Company on March 30, 2007. The advance has been accounted for as a liability in the accompanying financial statements.

The shares of FSI Preferred Stock are convertible into shares of the Company’s Class A common stock. The FSI Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price which shall be the lower of (i) 80% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date, or (ii) $0.004.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Series L Convertible Preferred Stock - On September 7, 2006, the Company entered into a Series L 9% Convertible Preferred Stock Exchange Agreement (the "Exchange Agreement") with McCormack and Kenzie Financial (“Kenzie”), a British Virgin Islands company. Pursuant to the Exchange Agreement, McCormack and Kenzie exchanged all of the shares of Series H Preferred Stock that they acquired from sale of LTEL Holdings, for 1,960.8 and 39.2 shares, respectively, of the Company's Series L 9% Convertible Preferred Stock (the "Series L Preferred Stock").

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

The Series L Preferred Stock is convertible into common stock of the Company at the option of the holder by using a conversion price which was 80% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date.

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

For the quarter ended March 31, 2007, the Company issued 397,173,840 shares of its Class A common stock in conversion of 64 shares of its Series L Preferred Stock. At March 31, 2007, 1,794 shares of Series L Preferred Stock remained outstanding.

6. CONVERTIBLE DEBENTURES

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

7. EQUITY LINES OF CREDIT

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

8. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Class A Common Stock - During the three months ended March 31, 2007, 397,173,839 shares of Class A common stock were issued in conversion of 64 shares of Series L Preferred Stock.

Stock Options - As of March 31, 2007, the Company had a total of 890,642 options to purchase Class A common stock outstanding. During the three months ended March 31, 2007 no options were granted.

Warrants - As of March 31, 2007, the Company had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

9. LITIGATION, COMMITMENTS AND CONTINGENCIES

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

On February 2, 2007, the Court granted Breckenridge’s summary judgment motion, denied the Company’s summary judgment motion, and directed that a hearing be held to determine the amount owed by the Company to Breckenridge. The Company and Breckenridge entered into a stipulation that the Company owed Breckenridge $1,530,000 plus interest at a rate of 9% from September 15, 2006 to the date of entry of judgment.

The Court’s order, dated as of March 15, 2007, adjudged that the Company owes an aggregate of $1,602,000 to Breckenridge.

On April 26, 2007, Breckenridge filed a complaint in the United States District Court for the District of Utah, entitled “The Breckenridge Fund, LLC v. Fonix Corporation, Fonix Speech, Inc., Thomas A. Murdock, and Roger D. Dudley.” In the complaint Breckenridge asserts statutory claims under the Uniform Fraudulent Transfers Act and a related equitable claim based on the conveyance of intellectual property and other assets made by the Company to Fonix Speech in February 2006 in connection with the incorporation of Fonix Speech as a wholly owned subsidiary of the Company.  The complaint seeks a judgment against all of the defendants in the amount of $1,601,735.  The complaint also seeks to set aside alleged transfers between the Company and Dudley or Murdock, and for subordination of any security interest held by Dudley or Murdock.

Concurrent with the filing of its complaint, Breckenridge brought a Motion for Prejudgment Writ of Attachment seeking to attach certain of the assets of Fonix Speech, including its intellectual property and cash, as necessary to satisfy the judgment of $1,602,000 that Breckenridge obtained in New York.  On May 11, 2007, the United States District Court heard testimony and entered an order granting Breckenridge’s motion as to the cash of Fonix Speech.  Specifically, the court ordered that Fonix Speech’s remaining $94,000 of operating capital be frozen immediately.  The court ordered Breckenridge to post a bond of $90,000.  Fonix Speech has taken steps to comply with the court’s order.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

10. SUBSEQUENT EVENTS

Series B Convertible Preferred Stock - On April 4, 2007, the Company entered into a Securities Purchase Agreement by and among the Company, Fonix Speech, Inc. (“FSI”), and Sovereign. FSI is a wholly owned subsidiary of the Company.

Pursuant to the FSI agreement, FSI sold 125 shares of its Series B 9% Convertible Preferred Stock (the “FSI Preferred Stock”) at a per share price of $10,000 to Sovereign. In anticipation of the transaction, Sovereign advanced the gross proceeds of $1,250,000 to the Company on March 30, 2007. The advance has been accounted for as a liability in the accompanying financial statements.

The shares of FSI Preferred Stock are convertible into shares of the Company’s Class A common stock. The FSI Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price which shall be the lower of (i) 80% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date, or (ii) $0.004.

Series M Preferred Stock - On April 4, 2007, the Company entered into a Series M 9% Convertible Preferred Stock Exchange Agreement with Sovereign. Pursuant to the exchange agreement, Sovereign exchanged 150 shares of the Company’s Series L Preferred Stock for 150 shares of the Company’s Series M 9% Convertible Preferred Stock (the “Series M Preferred Stock”).

The Series M Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series M Preferred Stock. The dividends are payable in cash or shares of the Company’s Class A common stock, at the Company’s option.

The Series M Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price which shall be the lower of (i) 80% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date, or (ii) $0.004.

Redemption of the Series M Preferred Stock, whether at the Company’s option or that of Sovereign, requires the Company to pay, as a redemption price, the stated value of the outstanding shares of Series M Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

Because the shares of Series M were issued in exchange for the outstanding shares of Series L Preferred Stock, the Company did not receive any proceeds in connection with the issuance of the Series M Preferred Stock.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties. All forward-looking statements contained herein are deemed by Fonix to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Private Securities Litigation Reform Act of 1995. When used in this report, words such as “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. Statements relating to the future performance, business strategies and implementation, availability of outside financing, financial performance, market acceptance of our products, and similar statements may also include forward looking statements. Actual results could differ materially from the results anticipated by Fonix and discussed in the forward-looking statements. Factors that could cause or contribute to such differences are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company disclaims any obligation or intention to update any forward-looking statements.

To date, we have earned only limited revenue from operations and intend to continue to rely primarily on financing through the sale of our equity and debt securities to satisfy future capital requirements.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Fonix Corporation, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto. This overview summarizes MD&A, which includes the following sections:

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

LecStar Telecom, LecStar DataNet, LTEL Holdings, and Fonix Telecom sought protection under Chapter 7 of title 11 of the U.S. Bankruptcy Code, 11 U.S.C ss 101 et seq. (the “Bankruptcy Code”). Pursuant to Bankruptcy Code Section 701, on October 3, 2006, Alfred Thomas Guliano was appointed the interim trustee for LecStar Telecom, LecStar DataNet, LTEL Holdings, and Fonix Telecom. As these subsidiary companies were in Chapter 7 Bankruptcy proceedings, as of the date of this Report, the results of their operations have not been included.

For the quarters ended March 31, 2007 and 2006, we generated revenues of $360,000 and $272,000, respectively; incurred net losses of $787.000 and $1,851,000, respectively, and had negative cash flows from operating activities of $1,410,000 and $970,000, respectively. As of March 31, 2007, we had an accumulated deficit of $292,397,000, negative working capital of $53,487,000, accrued liabilities and accrued settlement liability of $4,207,000, derivative liabilities of $19,591,000 related to the issuance of Series L Preferred Stock and Series E Convertible Debentures, net liabilities of discontinued subsidiaries of $20,819,000 related to the telecom subsidiaries subject to bankruptcy (LecStar Telecom, LecStar DataNet, LTEL Holdings and Fonix Telecom), accounts payable of $1,048,000 and current portion of notes payable of $4,554,000. We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2007, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

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

Deferred revenue as of March 31, 2007, and December 31, 2006, consisted of the following:

Description	Criteria for Recognition	Mar 31, 2007	Dec 31, 2006
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$447,000	$460,000

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

Stock-Based Employee Compensation - Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method. Under this transition method, compensation costs are recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date. Accordingly, we did not restate the results of prior periods. The most notable change resulting from the adoption of FAS 123(R) is that compensation expense associated with stock options is now recognized in our Statements of Operations, rather than being disclosed in a pro forma footnote to our financial statements.

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

Recently Enacted Accounting Standards In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company beginning January 1, 2007. The Company adopted FIN 48 at the beginning of fiscal year 2007 with no material impact to the financial condition, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

Results of Operations (Continuing operations only)

Three months ended March 31, 2007, compared with three months ended March 31, 2006

During the three months ended March 31, 2007, we recorded revenues of $360,000, an increase of $88,000 from $272,000 in 2006. The increase was primarily due to increased royalty revenues of $91,000, increased licensing revenue of $21,000 and increased retail product sales of $46,000, partially offset by decreased non-recurring engineering (“NRE”) speech revenues of $66,000.

Selling, general and administrative expenses were $807,000 for the three months ended March 31, 2007, a decrease of $366,000 from $1,173,000 in 2006. The decrease is primarily due to decreased legal and accounting fees of $87,000, decreased other expenses of $103,000, decreased salary and wage related expenses of $64,000, decreased travel expenses of $66,000, decreased investor relations related expenses of $31,000 and decreased advertising expenses of $21,000.

We incurred research and product development expenses of $487,000 for the three months ended March 31, 2007, a decrease of $84,000 from $571,000 in 2006. The decrease was primarily due to an overall decrease in wage related expenses of $67,000, reduced travel expenses of $11,000 and reduced occupancy expenses of $5,000.

Net other income was $154,000 for the three months ended March 31, 2007, an increase of $528,000 from net other expense of $374,000 in 2006. The overall increase was due to the gain recognized on the derivative liability of $617,000, partially offset by interest expense of $463,000.

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

Our cash resources are limited to collections from customers, proceeds from the issuance of preferred stock, and loan proceeds, and are only sufficient to cover current operating expenses and payments of current liabilities. At March 31, 2007, we had negative working capital of $53,487,000, derivative liabilities of $19,591,000 related to the issuance of Series L Preferred Stock and Series E Convertible Debentures, net liabilities of discontinued subsidiaries of $20,819,000 related to the telecom assets subject to bankruptcy, accrued liabilities and accrued settlement obligation of $4,207,000, accounts payable of $1,048,000 and current portion of notes payable of $4,554,000.

We had $360,000 in revenue and a loss of $787,000 for the quarter ended March 31, 2007. Net cash used in operating activities of $1,410,000 for the quarter ended March 31, 2007, resulted principally from the net loss incurred of $787,000, non-cash loss recognized on the derivative liability of $617,000, decreased accounts payable of $456,000, decreased deferred revenues of $13,000 and increased prepaid expenses and other current assets of $3,000, partially offset by non-cash accretion of discount on notes payable of $239,000, increased accrued liabilities of $213,000 and depreciation expense of $14,000. We did not use any cash in investing activities for the quarter ended March 31, 2007. Net cash provided by financing activities of $1,802,000 consisting primarily of the advance on the Series B Preferred Stock of $1,250,000, proceeds from notes payable of $450,000 and proceeds from the related party note of $102,000.

We had negative working capital of $53,487,000 at March 31, 2007, compared to negative working capital of $52,957,000 at December 31, 2006. Current assets increased by $395,000 to $404,000 from $9,000 from December 31, 2006, to March 31, 2007. Current liabilities increased by $925,000 to $ 53,891,000 from $52,966,000 during the same period. The change in working capital from December 31, 2006, to March 31, 2007, reflects, in part, increased current portion of notes payable of $769,000, increased accrued liabilities of $623,000 and, increased notes payable to related parties of $102,000, partially offset by decreased derivative liability of $1,350,000, decreased accounts payable of $456,000 and increased cash of $392,000. Total assets were $3,186,000 at March 31, 2007, compared to $2,805,000 at December 31, 2006.

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

In October 2002, the Lenders pledged 30,866 shares of our Class A common stock to Queen, LLC ( the “Equity Line Investor”), in connection with an advance of $183,000 to us under the Third Equity Line. The Equity Line Investor subsequently sold the pledged shares and applied $82,000 of the proceeds as a reduction of the advance. The value of the pledged shares of $82,000 was treated as an additional advance from the Lenders.

During the fourth quarter of 2003, we made a principal payment of $26,000 against the outstanding balance of the promissory note. During 2004, we entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between us and the note holders. We classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004. We made principal payments against the note of $253,000 during the year ended December 31, 2004. During the year ended December 31, 2005, we received an additional advance of $50,000 under the note from the Lenders. The balance due the Lenders at December 31, 2005, was $486,000. For the year ended December 31, 2006, we received additional advances of $419,000 and made principal payments to the Lenders against the note of $105,000. For the quarter ended March 31, 2006, we received additional advances of $102,000. The balance due at March 31, 2007 was $902,000.

The unpaid balance of $902,000 at March 31, 2007, is secured by our assets, including our stock of Fonix Speech. As of March 31, 2007, the Lenders had not converted any of the outstanding balance or interest into common stock.

Notes Payable

In connection with the acquisition of the capital stock of LTEL Holdings in 2004, we issued a 5%, $10,000,000, secured, six-year note (the “Note”) payable to McCormack Avenue, Ltd. (“McCormack”). Under the terms of the Note, quarterly interest-only payments were required through January 15, 2005, with quarterly principal and interest payments beginning April 2005 and continuing through January 2010. Interest on the Note is payable in cash or, at our option, in shares of our Class A common stock. The Note is secured by the capital stock and all of the assets of LTEL Holdings and its subsidiaries. The Note was valued at $4,624,000 based on an imputed interest rate of 25 percent per annum.

The discount on the Note is based on an imputed interest rate of 25%. The carrying amount of the Note of $5,542,000 at December 31, 2006, was net of unamortized discount of $3,191,000. As of the date of this Report, we had not made any scheduled payments for 2006 or 2007.

On September 8, 2006, we received a default notice (the “Default Notice”) from McCormack in respect of the Note. Under the terms of the Note, and a related Security Agreement between us and McCormack dated February 24, 2004 (the “Security Agreement”), McCormack was entitled to declare all liabilities, indebtedness, and obligations of Fonix to McCormack under the Security Agreement and the Note immediately due and owing upon an event of default. The Note defines an event of default to include the non-payment by us of a scheduled payment which is not cured within 60 days.

In the Default Notice, McCormack stated that it intended to exercise its rights, including any and all rights set forth in the Note as amended.

Also on September 8, 2006, McCormack provided to us a Notice of Sale, stating McCormack’s intention to sell at public auction all of the collateral referred to in the Security Agreement, consisting of the capital stock and assets of LecStar Telecom, LecStar DataNet and LTEL Holdings. As of the date of this report, no sale of the assets or capital stock of LecStar Telecom, LecStar DataNet nor LTEL Holdings had occurred.

McCormack notified us that notwithstanding the Series L Exchange Agreement between us and McCormack discussed above, McCormack had not waived any of its rights in connection with the Note, the Modification Agreement, the Security Agreement, or the Supplemental Security Agreement.

During the fourth quarter of 2006, we entered into two promissory notes with an unrelated third party in the aggregate amount of $330,000. These notes accrue interest at 10% annually and are due and payable during the second quarter of 2007.

During the quarter ended March 31, 2007, we entered into five promissory notes with an unrelated third party in the aggregate amount of $450,000. These notes accrue interest at 10% annually and are due and payable during the third quarter of 2007.

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

Series A Convertible Preferred Stock

At March 31, 2007, there were 166,667 shares of Series A convertible preferred stock outstanding. Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock. At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock. In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

Fonix Speech, Inc., Series B Convertible Preferred Stock

On April 4, 2007, the Company entered into a Securities Purchase Agreement by and among Fonix, Fonix Speech, Inc. (“FSI”), and Sovereign Partners, LP (“Sovereign”). FSI is a wholly owned subsidiary of Fonix.

Pursuant to the FSI agreement, FSI sold 125 shares of its Series B 9% Convertible Preferred Stock (the “FSI Preferred Stock”), at a per share price of $10,000 to Sovereign. In anticipation of the transaction Sovereign advanced the gross proceeds of $1,250,000 to us on March 30, 2007. The advance has been accounted for as a liability in the accompanying financial statements.

The shares of FSI Preferred Stock are convertible into shares of our Class A common stock. The FSI Preferred Stock may be converted into common stock of Fonix at the option of the holder by using a conversion price which shall be the lower of (i) 80% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date, or (ii) $0.004.

Series L Convertible Preferred Stock

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

For the nine months ended September 30, 2006, we issued 66,334,622 shares of its Class A common stock in conversion of 27 shares of its Series L Preferred Stock. At September 30, 2006, 1,973 shares of Series L Preferred Stock remained outstanding. Subsequent to September 30, 2006 and through December 29, 2006, we issued 423,535,449 shares of our Class A common stock in conversion of 114.6 shares of our Series L Preferred Stock.

Series M Preferred Stock

On April 4, 2007, we entered into a Series M 9% Convertible Preferred Stock Exchange Agreement with Sovereign. Pursuant to the exchange agreement, Sovereign exchanged 150 shares of our Series L Preferred Stock for 150 shares of our Series M 9% Convertible Preferred Stock (the “Series M Preferred Stock”).

The Series M Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series M Preferred Stock. The dividends are payable in cash or shares of our Class A common stock, at our option.

The Series M Preferred Stock may be converted into our common stock at the option of the holder by using a conversion price which shall be the lower of (i) 80% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date, or (ii) $0.004.

Redemption of the Series M Preferred Stock, whether at our option or that of Sovereign, requires us to pay, as a redemption price, the stated value of the outstanding shares of Series M Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

Because the shares of Series M were issued in exchange for the outstanding shares of Series L Preferred Stock, we did not receive any proceeds in connection with the issuance of the Series M Preferred Stock.

Stock Options and Warrants

During the three months ended March 31, 2007, we did not grant any stock options. As of March 31, 2007, we had a total of 890,642 options to purchase Class A common stock outstanding.

As of March 31, 2007, we had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

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

As we proceed to implement our strategy and to reach our objectives, we anticipate further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments. The strategy adopted by us has significant risks, and shareholders and others interested in Fonix and our Class A common stock should carefully consider the risks set forth below and under the heading “Certain Significant Risk Factors” in Item 1, Part I, of our annual report on Form 10-K for the year ended December 31, 2006.

As noted above, as of March 31, 2007, we had an accumulated deficit of $292,397,000 negative working capital of $53,487,000, derivative liability of $19,591,000 related to the issuance of Series L Preferred Stock and Series E Convertible Debentures, net liabilities of discontinued subsidiaries of $20,819,000 related to the telecom assets (LecStar Telecom, LecStar DataNet, LTEL Holdings and Fonix Telecom) subject to bankruptcy, accrued liabilities and accrued settlement obligation of $4,207,000, accounts payable of $1,048,000 and current portion of notes payable of $4,554,000. Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations. These matters raise substantial doubt about our ability to continue as a going concern. Our continued existence is dependent upon several factors, including our success in (1) increasing speech license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs. Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through debt instruments. We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations. Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions. Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables. As we have noted in our previous annual reports and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact) are forward-looking statements. These statements include, but are not limited to our expectations with respect to the development of a diversified revenue base; delivery of our VoiceDial application; the market volume of educational electronic dictionary devices; our ability to capitalize in markets including toys, appliances, and other devices; the market demand for videogames; our growth strategies and the implementation of our Core Technologies and potential results; our payment of dividends on our common stock; our ability to meet customer demand for speech technologies and solutions; development of complementary technologies, products, marketing, and strategic alliance opportunities; profitability of language learning tools; the status of traditional operator systems; our ability to continue operations in the event we do not receive approval to amend our articles of incorporation; the comparability of our speech-enabled Speech Products to other products; our intentions with respect to strategic collaborations and marketing arrangements; our intentions with respect to use of licenses; our plans with respect to development and acquisition of speech solutions; our goals with respect to supplying speech solutions for OEMs; our expectations with respect to continued financial losses; and our intentions with respect to financing our operations in the future. Additional forward-looking statements may be found in the “Certain Significant Risk Factors” Section of our 10-K for the year ended December 31, 2006, together with accompanying explanations of the potential risks associated with such statements.

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

You are cautioned not to place undue reliance on these forward looking statements, which are current only as of the date of this Report. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Many important factors could cause actual results to differ materially from management’s expectations, including those listed in the “Certain Significant Risk Factors” Section of our 10-K for the year ended December 31, 2006, as well as the following:

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

On February 2, 2007, the Court granted Breckenridge’s summary judgment motion, denied the Company’s summary judgment motion, and directed that a hearing be held to determine the amount owed by the Company to Breckenridge. The Company and Breckenridge entered into a stipulation that the Company owed Breckenridge $1,530,000 plus interest at a rate of 9% from September 15, 2006 to the date of entry of judgment.

The Court’s order, dated as of March 15, 2007, adjudged that the Company owes an aggregate of $1,602,000 to Breckenridge.

On April 26, 2007, Breckenridge filed a complaint in the United States District Court for the District of Utah, entitled “The Breckenridge Fund, LLC v. Fonix Corporation, Fonix Speech, Inc., Thomas A. Murdock, and Roger D. Dudley. "   In the complaint Breckenridge asserts statutory claims under the Uniform Fraudulent Transfers Act and a related equitable claim based on the conveyance of intellectual property and other assets made by the Company to Fonix Speech in February 2006 in connection with the incorporation of Fonix Speech as a wholly owned subsidiary of the Company.  The complaint seeks a judgment against all of the defendants in the amount of $1,601,735.  The complaint also seeks to set aside alleged transfers between the Company and Dudley or Murdock, and for subordination of any security interest held by Dudley or Murdock.

Concurrent with the filing of its complaint, Breckenridge brought a Motion for Prejudgment Writ of Attachment seeking to attach certain of the assets of Fonix Speech, including its intellectual property and cash, as necessary to satisfy the judgment of $1,602,000 that Breckenridge obtained in New York.  On May 11, 2007, the United States District Court heard testimony and entered an order granting Breckenridge’s motion as to the cash of Fonix Speech.  Specifically, the court ordered that Fonix Speech’s remaining $94,000 of operating capital be frozen immediately.  The court ordered Breckenridge to post a bond of $90,000.  Fonix Speech has taken steps to comply with the court’s order.

Item 1A.	Risk Factors

We attempt to identify, manage and mitigate the risks and uncertainties associated with our business to the extent practical. However, some level of risk and uncertainty will always be present. The section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, entitled “Certain Significant Risk Factors” describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We have revised the following risk factors which were previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

We incurred net losses of $21,943,000, $22,631,000 and $15,148,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We incurred a net loss of $787,000 for the three months ended March 31, 2007. As of March 31, 2007, we had an accumulated deficit of $292,397,000, negative working capital of $53,487,000, derivative liability of $19,591,000 related to the issuance of Series L Preferred Stock and the Series E Debentures, net liabilities of unconsolidated subsidiaries of $20,819,000 related to the telecom assets subject to bankruptcy, accrued liabilities and accrued settlement obligation of $4,207,000 accounts payable of $1,048,000 and current portion of notes payable of $4,554,000.

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

As of March 31, 2007, we had debt obligations of $7,463,000, accrued liabilities and accrued settlement obligation of $4,207,000 and vendor accounts payable of approximately $1,048,000. At present, our revenues from existing licensing arrangements and Speech Product sales are not sufficient to offset our ongoing operating expenses or to pay in full our current debt obligations.

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

During the three months ended March 31, 2007, we issued 397,173,839 shares of our common stock in connection with conversions of 64 shares of our Series L Preferred Stock for which we received no proceeds. The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

Fonix Corporation

Date: May 15, 2007	/s/ Roger D. Dudley
Roger D. Dudley, Executive Vice President,
Chief Financial Officer
(Principal financial officer)