Form 10-Q
period 2007-06-30
FONIX CORP
filed 2007-08-20
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 0-23862
Fonix Corporation
(Exact name of registrant as specified in its charter)

Delaware	22-2994719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes __ No  X

As of August 15, 2007, there were issued and outstanding 2,510,758,709 shares of our Class A common stock.

FONIX CORPORATION
FORM 10-Q

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS

Current assets
Cash and cash equivalents	$7,000	$5,000
Funds held in escrow	94,000	-
Prepaid expenses and other current assets	2,000	4,000

Total current assets	103,000	9,000

Property and equipment, net of accumulated depreciation of $1,286,000 and $1,261,000, respectively	23,000	48,000

Deposits and other assets	117,000	117,000

Goodwill	2,631,000	2,631,000

Total assets	$2,874,000	$2,805,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$3,281,000	$2,054,000
Accounts payable	1,283,000	1,504,000
Net liabilities of discontinued subsidiaries	20,819,000	20,819,000
Derivative liability	20,274,000	20,941,000
Accrued payroll and other compensation	214,000	214,000
Accrued settlement obligation	1,530,000	1,530,000
Deferred revenues	446,000	460,000
Notes payable - related parties	902,000	800,000
Series E debentures	1,754,000	1,754,000
Current portion of notes payable	3,185,000	2,883,000
Deposits and other	7,000	7,000

Total current liabilities	53,695,000	52,966,000

Long-term notes payable, net of current portion	3,633,000	2,988,000

Total liabilities	57,328,000	55,954,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Common stock, $0.0001 par value; 5,000,000,000 shares authorized;
Class A voting, 2,326,143,324 shares and 1,309,965,981 shares outstanding, respectively	232,000	131,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	238,222,000	236,936,000
Outstanding warrants to purchase Class A common stock	474,000	474,000
Cumulative foreign currency translation adjustment	10,000	10,000
Accumulated deficit	(293,892,000)	(291,200,000)

Total stockholders' deficit	(54,454,000)	(53,149,000)

Total liabilities and stockholders' deficit	$2,874,000	$2,805,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$644,000	$367,000	$1,004,000	$639,000
Cost of revenues	72,000	1,000	79,000	6,000

Gross profit	572,000	366,000	925,000	633,000

Expenses:
Selling, general and administrative	654,000	1,253,000	1,464,000	2,419,000
Product development and research	437,000	590,000	924,000	1,160,000

Total expenses	1,091,000	1,843,000	2,388,000	3,579,000

Other income (expense):
Interest expense	(455,000)	(374,000)	(917,000)	(751,000)
Gain (loss) on derivative liability	(87,000)	-	529,000	-

Other income (expense), net	(542,000)	(374,000)	(388,000)	(751,000)

Net loss from continuing operations	(1,061,000)	(1,851,000)	(1,851,000)	(3,697,000)
Net loss from discontinued operations	-	(2,655,000)	-	(4,885,000)

Net loss	(1,061,000)	(4,506,000)	(1,851,000)	(8,582,000)
Preferred stock dividends	(431,000)	(254,000)	(841,000)	(2,103,000)

Loss attributable to common stockholders	$(1,492,000)	$(4,760,000)	$(2,692,000)	$(10,685,000)

Basic and diluted loss per common share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted loss per common share from discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Net loss	$(1,061,000)	$(4,506,000)	$(1,851,000)	$(8,582,000)
Other comprehensive (loss) income - foreign currency translation	-	7,000	-	7,000

Comprehensive loss	$(1,061,000)	$(4,499,000)	$(1,851,000)	$(8,575,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Six Months Ended June 30,	2007	2006
Cash flows from operating activities
Net loss	$(1,851,000)	$(8,582,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	-	4,885,000
Gain (loss) on derivative liability	(529,000)	-
Accretion of discount on notes payable	494,000	368,000
Accretion of discount on legal settlement	-	82,000
Depreciation	25,000	29,000
Foreign exchange loss (gain)	-	(7,000)
Changes in assets and liabilities
Funds held in escrow	(94,000)	-
Prepaid expenses and other current assets	2,000	(46,000)
Intercompany account	-	(150,000)
Accounts payable	(218,000)	200,000
Accrued payroll and other compensation	-	67,000
Other accrued liabilities	385,000	481,000
Deferred revenues	(14,000)	25,000

Net cash used in operating activities	(1,800,000)	(2,648,000)

Cash flows from investing activities
Purchase of property and equipment	-	(12,000)

Net cash used in investing activities	-	(12,000)

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	-	3,168,000
Proceeds from related party note payable	102,000	-
Proceeds from Series B Preferred Stock	1,250,000	-
Proceeds from notes payable	450,000	55,000
Payments on related party note payable	-	(105,000)
Payments of accrued settlement obligation	-	(440,000)

Net cash provided by financing activities	1,802,000	2,678,000

Net increase in cash and cash equivalents	2,000	18,000

Cash and cash equivalents at beginning of period	5,000	28,000

Cash and cash equivalents at end of period	$7,000	$46,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Six Months Ended June 30, 2007:

Issued 1,016,177,343 shares of Class A common stock upon conversion of 115 shares of Series L Convertible Preferred Stock.

Accrued $781,000 of dividends on Series L Preferred Stock Series M Preferred Stock and Fonix Speech Series B Preferred Stock.

Accrued $33,000 of dividends on Series M Preferred Stock.

Accrued $27,000 of dividends on Fonix Speech Series B Preferred Stock.

For the Six Months Ended June 30, 2006:

Issued 15,028,249 shares of Class A common stock upon conversion of 266 shares of Series J Convertible Preferred Stock.

Issued 109,300,000 shares of Class A common stock upon conversion of 1,093 shares of Series K Convertible Preferred Stock.

Issued 2,838,412 shares of Class A common stock as payment of $65,000 of dividends on Series H Preferred Stock.

Accrued $500,000 of dividends on Series H Preferred Stock.

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation– The accompanying unaudited condensed consolidated financial statements of Fonix Corporation and subsidiaries (collectively, the “Company” or “Fonix”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

The Company has not consolidated the assets, liabilities or operations related to its former telecom operations at June 30, 2007, as these assets are under the control of the court appointed bankruptcy trustee pursuant to the filing for protection under Chapter 7 of the Bankruptcy Code by LecStar Telecom, Inc., LecStar DataNet, Inc., LTEL Holdings and Fonix Telecom, Inc., on October 2, 2006.  The accompanying footnotes do not include disclosures related to the operations of the aforementioned companies and represent solely the operations of Fonix Speech, Inc.

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

Operating results for the six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Nature of Operations– Fonix Corporation (“the Company”) provides value-added speech technologies through its subsidiary, Fonix Speech, Inc. (“Fonix Speech”).  The Company offers speech-enabling technologies including automated speech recognition (“ASR”) and text-to-speech (“TTS”) through Fonix Speech to markets for wireless and mobile devices, computer telephony, server solutions and personal software for consumer applications.  The Company has received various patents for certain elements of our core technologies and have filed applications for other patents covering various aspects of its technologies.  The Company seeks to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips.  Revenues are generated through licensing of speech-enabling technologies, maintenance contracts and services.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Business Condition - For the three months ended June 30, 2007 and 2006, the company generated revenues of $644,000 and $367,000, respectively and incurred net losses of $1,061,000 and $4,506,000, respectively.  For the six months ended June 30, 2007 and 2006, the company generated revenues of $1,004,000 and $693,000, respectively, incurred net losses of $1,851,000 and $8,582,000, respectively, and had negative cash flows from operating activities of $1,800,000 and $2,648,000, respectively.  As of June 30, 2007, the company had an accumulated deficit of $293,892,000; negative working capital of $53,592,000; accrued liabilities and accrued settlement liability of $4,811,000; derivative liabilities of $20,274,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock,  Series E Convertible Debentures and Series B Preferred Stock of our subsidiary, Fonix Speech; net liabilities of discontinued subsidiaries of $20,819,000 related to the telecom subsidiaries subject to bankruptcy (LecStar Telecom, LecStar DataNet, LTEL Holdings and Fonix Telecom); accounts payable of $1,283,000; and current portion of notes payable of $4,087,000.  The company expects to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2007, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

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

Net Loss Per Common Share– Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  As of June 30, 2007 and 2006, there were outstanding common stock equivalents to purchase 19,639,705,706 and 49,919,168  shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007		2006
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss from continuing operations	$(1,061,000)		$(1,851,000)
Net loss from discontinued operations	--	--	(2,655,000)	$(0.00)
Net loss	$(1,061,000)		$(4,506,000)
Preferred stock dividends	(431,000)		(254,000)
Loss attributable to common stockholders	$(1,492,000)	$(0.00)	$(4,760,000)	$(0.01)
Weighted-average common shares outstanding	1,960,341,139		705,796,055

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30,
	2007		2006
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss from continuing operations	$(1,851,000)		$(3,697,000)
Net loss from discontinued operations	--	--	(4,885,000)	$(0.01)
Net loss	$(1,851,000)		$(8,582,000)
Preferred stock dividends	(841,000)		(2,103,000)
Loss attributable to common stockholders	$(2,692,000)	$(0.00)	$(10,685,000)	$(0.02)
Weighted-average common shares outstanding	2,036,896,444		686,768,855

Imputed Interest Expense – Interest is imputed on long-term debt obligations where management has determined that the contractual interest rates are below the market rate for instruments with similar risk characteristics.

Comprehensive Loss – Other comprehensive loss as presented in the accompanying condensed consolidated financial statements consists of cumulative foreign currency translation adjustments.

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
(Unaudited)

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

Deferred revenue as of June 30, 2007, and December 31, 2006, consisted of the following:

Description	Criteria for Recognition	June 30, 2007	Dec 31, 2006
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$446,000	$460,000

Cost of Revenues – Cost of revenues from license, royalties, and maintenance consists of costs to distribute the product, installation and support personnel compensation, amortization and impairment of capitalized speech software costs, licensed technology, and other related costs.  Cost of service revenues consists of personnel compensation and other related costs.

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

Stock-Based Employee Compensation– Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) using the modified prospective transition method.  Under this transition method, compensation costs are recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date; and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.  Accordingly, the Company did not restate the results of prior periods.  The most notable change resulting from the adoption of FAS123(R) is that compensation expense associated with stock options is now recognized in the Company’s Statements of Operations, rather than being disclosed in a pro forma footnote to the Company’s financial statements.

The Company recognized compensation expense related to option grants and the vesting of previously unvested options for the six months ended June 30, 2007, of $0.

There were no option grants during the six months ended June 30, 2007.

2.  GOODWILL

The carrying value of goodwill is assessed for impairment quarterly.  An assessment was performed for the six months ended June 30, 2007, which resulted in no impairment, and the carrying value of goodwill remained unchanged at $2,631,000 at June 30, 2007.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The discount on the Note is based on an imputed interest rate of 25%.  The carrying amount of the Note of $6,038,000 at June 30, 2007, was net of unamortized discount of $2,695,000.  As of the date of this report, the Company had not made any scheduled payments for 2006 or 2007.

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

The following schedule summarizes the Company’s current debt obligations and respective balances at June 30, 2007, and December 31, 2006:

 Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Notes Payable	June 30, 2007	December 31, 2006

5% Note payable to a company, $8,733,000 and $8,733,000 face amount, respectively, due in quarterly installments of $319,000, matures January 2010, less unamortized discount based on interest imputed at 25% of $ 2,695,000 and $3,191,000, respectively	$6,038,000	$5,543,000

Note payable to a company, interest at 10%, matured June 2007	235,000	235,000

Note payable to a company, interest at 10%, matured June 2007	95,000	95,000

Note payable to a company, interest at 10%, matured July 2007	450,000	--

Note payable to related parties, interest at 12%, matured September 2006, secured by intellectual property rights	902,000	800,000

Total notes payable	7,720,000	6,671,000
Less current maturities	(4,087,000)	(3,683,000)

Long-Term Note Payable	$3,633,000	$2,988,000

4.  RELATED-PARTY NOTES PAYABLE

During 2002, two executive officers of the Company (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to the Company under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in Company operations.  The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003.  The Company and the Lenders have agreed to postpone the maturity date on several occasions.  The note was due September 30, 2006 and no default had been declared.  As of the date of this report, the Company had not made payment against the outstanding balance due on the note.  All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company at any time.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, the Company made a principal payment of $26,000 against the outstanding balance of the promissory note.  During 2004, the Company entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between the Company and the note holders.  The Company classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004.  The Company made principal payments against the note of $254,000 during the year ended December 31, 2004.  During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note.  The balance due at December 31, 2005, was $486,000.  During the year ended December 31, 2006, the Company received additional advances of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the quarter ended March 31, 2007, the Company received additional advances of $102,000.  The balance due at June 30, 2007, was $902,000.

The aggregate advances of $902,000 are secured by the Company’s intellectual property rights.  As of June 30, 2007, the Lenders had not converted any of the outstanding balance or interest into common stock.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.  PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock– As of June 30, 2007, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

Series L Convertible Preferred Stock– On September 7, 2006, the Company entered into a Series L 9% Convertible Preferred Stock Exchange Agreement (the "Exchange Agreement") with McCormack and Kenzie Financial (“Kenzie”), a British Virgin Islands company.  Pursuant to the Exchange Agreement, McCormack and Kenzie exchanged all of the shares of Series H Preferred Stock that they  acquired from sale of LTEL Holdings, for 1,960.8 and 39.2 shares, respectively,  of the Company's Series L 9% Convertible Preferred Stock (the "Series L Preferred Stock").

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

The Company accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of the Company.  The Series L Preferred Stock is convertible into shares of common stock of the Company.  The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 140%, risk-free rate of 3.75% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock.  Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount the Company had assigned to the Series H Preferred Stock.  At June 30, 2007 the fair value of the Series L Preferred Stock derivative liability was $16,812,768.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the six months ended June 30, 2007, the Company issued 1,016,177,343 shares of its Class A common stock in conversion of 115 shares of its Series L Preferred Stock.  At June 30, 2007, 1,743 shares of Series L Preferred Stock remained outstanding.

Series M Preferred Stock – On April 4, 2007, the Company entered into a Series M 9% Convertible Preferred Stock Exchange Agreement with Sovereign.  Pursuant to the exchange agreement, Sovereign exchanged 150 shares of the Company’s Series L Preferred Stock for 150 shares of the Company’s Series M 9% Convertible Preferred Stock (the “Series M Preferred Stock”).

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $1,603,448 due to the value of the conversion feature of the Series M Preferred Stock, which was previously recorded as part of the Series L Preferred Stock derivative liability.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series M Preferred Stock, no value was prescribed to the Series M Preferred Stock.  At June 30, 2007 the fair value of the Series M Preferred Stock derivative liability was $1,582,507.

Fonix Speech, Inc. Series B Convertible Preferred Stock– On April 4, 2007, the Company entered into a Securities Purchase Agreement by and among the Company, Fonix Speech, Inc. (“FSI”), and Sovereign Partners, LP (“Sovereign”).  FSI is a wholly owned subsidiary of the Company.

Pursuant to the FSI agreement, FSI sold 125 shares of its Series B 9% Convertible Preferred Stock (the “Series B Preferred Stock”) at a per share price of $10,000 to Sovereign, for gross proceeds of $1,250,000.

The shares of Series B Preferred Stock are convertible into shares of the Company’s Class A common stock.  The Series B Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price which shall be the lower of (i) 80% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date, or (ii) $0.004.

The Series B Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series B Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the issuance of $1,336,207 due to the value of the conversion feature of the Series B Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series B Preferred Stock, no value was prescribed to the Series B Preferred Stock.  At June 30, 2007 the fair value of the Series B Preferred Stock derivative liability was $1,318,756.             .

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the issuance of $680,023 due to the value of the conversion feature of the Debenture.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 139%, risk-free rate of 5% and expected life of 4 years.  At June 30, 2007 the fair value of the Debenture derivative liability was $2,404,266, of which $1,754,464 reported as Series E Debenture, $89,916 reported as accrued interest and $559,886 reported as derivative liability.

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

8.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Class A Common Stock– During the six months ended June 30, 2007, 1,016,177,343 shares of Class A common stock were issued upon conversion of 115 shares of Series L Preferred Stock.

Stock Options – As of June 30, 2007, the Company had a total of 526,012 options to purchase Class A common stock outstanding.  During the six months ended June 30, 2007 no options were granted.

Warrants– As of June 30, 2007, the Company had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.  LITIGATION, COMMITMENTS AND CONTINGENCIES

Breckenridge Complaint– On June 6, 2006, Breckenridge filed a complaint against the Company in the Supreme Court of the State of New York, County of Nassau (the “Court”), in connection with a settlement agreement between the Company and Breckenridge entered into in September 2005. In the Complaint, Breckenridge alleged that the Company failed to pay certain amounts due under the settlement agreement in the amount of $450,000. The Company denied the allegations of Breckenridge’s complaint and has filed a motion for summary judgment.  Breckenridge also filed for summary judgment on its complaint.

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

On April 26, 2007, Breckenridge filed a complaint in the United States District Court for the District of Utah, entitled “The Breckenridge Fund, LLC v. Fonix Corporation, Fonix Speech, Inc., Thomas A. Murdock, and Roger D. Dudley.”  In the complaint, and allegations contained in an amended complaint,  Breckenridge asserts statutory claims under the Uniform Fraudulent Transfers Act and a related equitable claim based on the conveyance of intellectual property and other assets made by the Company to Fonix Speech in February 2006 in connection with the incorporation of Fonix Speech as a wholly owned subsidiary of the Company.  The complaint seek a judgment against all of the defendants in the amount of $1,601,735.  The complaint also seeks to set aside alleged transfers between the Company and Dudley or Murdock, and for subordination of any security interest held by Dudley or Murdock.  Allegations in an amended complaint assert claims against the company’s lawyers.

Concurrent with the filing of its complaint, Breckenridge brought a Motion for Prejudgment Writ of Attachment seeking to attach certain of the assets of Fonix Speech, including its intellectual property and cash, as necessary to satisfy the judgment of $1,602,000 that Breckenridge obtained in New York.  In May 2007, the United States District ordered that Fonix Speech’s remaining $94,000 of operating capital be frozen immediately.  The court ordered Breckenridge to post a bond of $90,000.  Fonix Speech has taken steps to comply with the court’s order.  The Company, Fonix Speech and Breckenridge have recently conducted discussions concerning settlement of all of Breckenridge’s claims

10.  SUBSEQUENT EVENTS

Series L Convertible Preferred Stock– Subsequent to June 30, 2007 the Company issued 184,615,385 shares of Class A common stock in conversion of 12 shares of the Series L Convertible Preferred Stock.

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Fonix Corporation, our operations and our present business environment.  MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto.  This overview summarizes MD&A, which includes the following sections:

•	Overview– a general description of our business and the markets in which we operate; our objective; our areas of focus; and challenges and risks of our business.

•	Significant Accounting Policies – a discussion of accounting policies that require critical judgments and estimates.

•
Results of Operations – an analysis of our Company’s consolidated results of operations for the three years presented in our consolidated financial statements.  Except to the extent that differences among our operating segments are material to an understanding of our business as a whole, we present the discussion in the MD&A on a consolidated basis.

•
Liquidity and Capital Resources – an analysis of cash flows; off-balance sheet arrangements and aggregate contractual obligations; the impact of foregoing exchange; an overview of financial position; and the impact of inflation and changing prices.

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

For the three months ended June 30, 2007 and 2006, we generated revenues of $644,000 and $367,000, respectively and incurred net losses of $1,061,000 and $4,506,000, respectively.  For the six months ended June 30, 2007 and 2006, we generated revenues of $1,004,000 and $639,000, respectively, incurred net losses of $1,851,000 and $8,582,000, respectively, and had negative cash flows from operating activities of $1,800,000 and $2,648,000, respectively.  As of June 30, 2007, we had an accumulated deficit of $293,892,000; negative working capital of $53,592,000; accrued liabilities and accrued settlement liability of $4,811,000; derivative liabilities of $20,274,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series E Convertible Debentures and Series B Preferred Stock of our subsidiary, Fonix Speech; net liabilities of discontinued subsidiaries of $20,819,000 related to the telecom subsidiaries subject to bankruptcy (LecStar Telecom, LecStar DataNet, LTEL Holdings and Fonix Telecom); accounts payable of $1,283,000 and current portion of notes payable of $4,087,000.  We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2007, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

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

Historically, our cash resources, limited to collections from customers, draws on equity lines of credit and loans, have not been sufficient to cover operating expenses.  We periodically engage in discussions with various sources of financing to facilitate our cash requirements including buyers of both debt and equity securities.  We rely on first, cash generated from operations, and second, cash provided through convertible debt financing and other financing arrangements.  Except for payment of certain liabilities, we will need to generate approximately $1 to $3 million to continue operations for the next twelve months.

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

Goodwill– Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs.  The testing for impairment requires the determination of the fair value of the asset or entity to which the goodwill relates (the reporting unit).  The fair value of a reporting  unit is determined based upon a weighting of the quoted market price of our common stock and present value techniques based upon estimated future cash flows of the reporting unit, considering future revenues, operating costs, the risk-adjusted discount rate and other factors.  Impairment is indicated if the fair value of the reporting unit is allocated to the assets and liabilities of that unit, with the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities assigned to the fair value of goodwill.  The amount of impairment of goodwill is measured by the excess of the goodwill’s carrying value over its fair value.

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

Deferred revenue as of June 30, 2007, and December 31, 2006, consisted of the following:

Description	Criteria for Recognition	June 30, 2007	Dec 31, 2006
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$446,000	$460,000

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

Stock-Based Employee Compensation- Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation,” using the modified prospective transition method.  Under this transition method, compensation costs are recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.  Accordingly, we did not restate the results of prior periods.  The most notable change resulting from the adoption of FAS 123(R) is that compensation expense associated with stock options is now recognized in our Statements of Operations, rather than being disclosed in a pro forma footnote to our financial statements.

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

Recently Enacted Accounting Standards In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company beginning January 1, 2007. The Company adopted FIN 48 at the beginning of fiscal year 2007 with no material impact to the financial condition, results of operations, or cash flows.In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement provides companies with an option to report selected financial assets and liabilities at fair value. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The Statement’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

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

Results of Operations (Continuing operations only)

Three months ended June 30, 2007, compared with three months ended June 30, 2006

During the three months ended June 30, 2007, we recorded revenues of $644,000, an increase of $277,000 from $367,000 in 2006. The increase was primarily due to increased royalty revenues of $255,000 and increased licensing revenue of $75,000, partially offset by decreased retail product sales of $13,000 and decreased non-recurring engineering (“NRE”) speech revenues of $40,000.

Selling, general and administrative expenses were $654,000 for the three months ended June 30, 2007, a decrease of $599,000 from $1,253,000 in 2006. The decrease is primarily due to decreased salary and wage related expenses of $177,000, decreased other expenses of $128,000, decreased consulting expenses $109,000, decreased travel expenses of $96,000, decreased investor relations related expenses of $52,000, decreased legal and accounting fees of $50,000, decreased advertising expenses of $2,000 and decreased depreciation expenses of $1,000 partially offset by  increased taxes, licenses and permits of $14,000 and increased occupancy related expenses of $2,000.

We incurred research and product development expenses of $437,000 for the three months ended June 30, 2007, a decrease of $153,000 from $590,000 in 2006. The decrease was primarily due to an overall decrease in wage related expenses of $137,000, reduced occupancy expenses of $22,000, reduced other operating expenses of $3,000, reduced depreciation expenses of $2,000, partially offset by increased  travel expenses of $7,000 and increased consulting expenses of $4,000.

Net interest and other expense was $542,000 for the three months ended June 30, 2007, an increase of $168,000 from net other expense of $374,000 in 2006.  The overall increase was due to an increase in interest expense of $81,000 and a loss recognized on the derivative liability of $87,000.

Six months ended June 30, 2007, compared with six months ended June 30, 2006

During the six months ended June 30, 2007, we recorded revenues of $1,004,000, an increase of $365,000 from $639,000 in 2006. The increase was primarily due to increased royalty revenues of $367,000 and increased licensing revenue of $95,000 and increased retail product sales of $9,000, partially offset by decreased non-recurring engineering (“NRE”) speech revenues of $106,000.

Selling, general and administrative expenses were $1,464,000 for the six months ended June 30, 2007, a decrease of $955,000 from $2,419,000 in 2006. The decrease is primarily due to decreased salary and wage related expenses of $242,000, decreased other expenses of $236,000, decreased travel expenses of $162,000, decreased legal and accounting fees of $125,000, decreased consulting expenses $105,000, decreased investor relations related expenses of $82,000, decreased advertising expenses of $23,000 and decreased depreciation expenses of $2,000, partially offset by increased occupancy related expenses of $12,000 and increased taxes, licenses and permits of $10,000.

We incurred research and product development expenses of $924,000 for the six months ended June 30, 2007, a decrease of $236,000 from $1,160,000 in 2006. The decrease was primarily due to an overall decrease in wage related expenses of $204,000, reduced occupancy expenses of $27,000, by reduced  travel expenses of $3,000  reduced other operating expenses of $2,000, reduced depreciation expenses of $2,000, partially offset and increased consulting expenses of $2,000.

Net interest and other expense was $388,000 for the six months ended June 30, 2007, a decrease of $363,000 from net other expense of $751,000 in 2006.  The overall decrease was due to a gain recognized on the derivative liability of $529,000, partially offset by an increase in interest expense of $166,000.

Liquidity and Capital Resources

We must raise additional funds to be able to satisfy our cash requirements during the next 12 months.  Except for payment of certain liabilities it is anticipated that we will need to raise approximately $1 to $3 million over the next 12 months to meet obligations and continue our product development, corporate operations and marketing expenses.  Because we presently have only limited revenue from operations, we intend to continue to rely primarily on financing through the sale of our equity and debt securities to satisfy future capital requirements until such time as we are able to enter into additional third-party licensing, collaboration, or co-marketing arrangements such that we will be able to finance ongoing operations from license, royalty, and sales revenue.  We are working with game developers and other potential licensors of our speech product offerings to develop additional revenue streams for our speech technologies.  There can be no assurance that we will be able to enter into such agreements.  Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of Fonix in connection with such financing could result in substantial additional dilution to the stockholders of Fonix.

Our cash resources are limited to collections from customers, proceeds from the issuance of preferred stock, and loan proceeds, and are only sufficient to cover current operating expenses and payments of current liabilities.  At June 30, 2007, we had negative working capital of $53,592,000; derivative liabilities of $20,274,000 related to the issuance of Series L Preferred Stock, of Series M Preferred Stock, of Series E Convertible Debentures, and of the Series B Preferred Stock of our subsidiary, Fonix Speech; net liabilities of discontinued subsidiaries of $20,819,000 related to the telecom assets subject to bankruptcy, accrued liabilities and accrued settlement obligation of $4,811,000; accounts payable of $1,283,000 and current portion of notes payable of $4,087,000.

We had $1,004,000 in revenue and a loss of $1,851,000 for the six months ended June 30, 2007.  Net cash used in operating activities of $1,800,000 for the quarter ended June 30, 2007, resulted principally from the net loss incurred of $1,851,000, non-cash gain recognized on the derivative liability of $529,000, decreased accounts payable of $218,000, increased funds held in escrow of $94,000 and decreased deferred revenues of $14,000  partially offset by non-cash accretion of discount on notes payable of $494,000, increased accrued liabilities of $385,000, depreciation expense of $25,000 and increased prepaid expenses and other current assets of $2,000,.  We did not use any cash in investing activities for the quarter ended June 30, 2007.  Net cash provided by financing activities of $1,802,000 consisting primarily of proceeds from Series B Preferred Stock of our subsidiary, Fonix Speech; the Series B Preferred Stock of $1,250,000, proceeds from notes payable of $450,000 and proceeds from the related party note of $102,000.

We had negative working capital of $53,592,000 at June 30, 2007, compared to negative working capital of $52,957,000 at December 31, 2006.  Current assets increased by $94,000 to $103,000 from $9,000 from December 31, 2006, to June 30, 2007.  Current liabilities increased by $729,000 to $ 53,695,000 from $52,966,000 during the same period.  The change in working capital from December 31, 2006, to June 30, 2007, reflects, in part, increased current portion of notes payable of $302,000, increased accrued liabilities of $1,227,000 and increased notes payable to related parties of $102,000, partially offset by decreased derivative liability of $667,000, decreased accounts payable of $218,000 and increased cash of $2,000.  Total assets were $2,874,000 at June 30, 2007, compared to $2,805,000 at December 31, 2006.

Notes Payable - Related Parties

During 2002, two of our executive officers (the “Lenders”) sold shares of our Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to us under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in our operations.  The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003.  Fonix and the Lenders have agreed to postpone the maturity date on several occasions.  The note was due September 30, 2006 and no default had been declared.  As of August 20, 2007, we had not made payment against the outstanding balance due on the note. All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of our shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, we made a principal payment of $26,000 against the outstanding balance of the promissory note.  During 2004, we entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between us and the note holders.  We classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004.  We made principal payments against the note of $253,000 during the year ended December 31, 2004.  During the year ended December 31, 2005, we received an additional advance of $50,000 under the note from the Lenders.  The balance due the Lenders at December 31, 2005, was $486,000.  During the year ended December 31, 2006, we received additional advances of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the quarter ended March 31, 2007, we received additional advances of $102,000.  The balance due at June 30, 2007 was $902,000.

The unpaid balance of $902,000 at June 30, 2007, is secured by our assets, including our stock of Fonix Speech.  As of March 31, 2007, the Lenders had not converted any of the outstanding balance or interest into common stock.

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

The discount on the Note is based on an imputed interest rate of 25%.  The carrying amount of the Note of $6,038,000 at June 30, 2007, was net of unamortized discount of $2,695,000.  As of the date of this Report, we had not made any scheduled payments for 2006 or 2007.

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

During the six months ended June 30, 2007, we entered into five promissory notes with an unrelated third party in the aggregate amount of $450,000.  These notes accrue interest at 10% annually and are due and payable during the third quarter of 2007.

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

Series A Convertible Preferred Stock

At June 30, 2007, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

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

For the six months ended June 30, 2007, we issued 1,015,229,976 shares of our Class A common stock in conversion of 115 shares of its Series L Preferred Stock.  At June 30, 2007, 1,743 shares of Series L Preferred Stock remained outstanding.

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

Fonix Speech, Inc. Series B Convertible Preferred Stock

On April 4, 2007, the Company entered into a Securities Purchase Agreement by and among the Company, Fonix Speech, Inc. (“FSI”), and Sovereign Partners, LP (“Sovereign”).  FSI is a wholly owned subsidiary of the Company.

Pursuant to the FSI agreement, FSI sold 125 shares of its Series B 9% Convertible Preferred Stock (the “Series B Preferred Stock”) at a per share price of $10,000 to Sovereign.  In anticipation of the transaction, Sovereign advanced the gross proceeds of $1,250,000 to the Company on March 30, 2007.  The advance has been accounted for as a liability in the accompanying financial statements.

The shares of Series B Preferred Stock are convertible into shares of the Company’s Class A common stock.  The Series B Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price which shall be the lower of (i) 80% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date, or (ii) $0.004.

Stock Options and Warrants

During the six months ended June 30, 2007, we did not grant any stock options.  As of June 30, 2007, we had a total of 526,012 options to purchase Class A common stock outstanding.

As of June 30, 2007, we had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

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

As noted above, as of June 30, 2007, we had an accumulated deficit of $292,892,000 negative working capital of $53,592,000, derivative liability of $20,274,000 related to the issuance of Series L Preferred Stock, Series M Preferred Stock, Fonix Speech Series B Preferred Stock  and Series E Convertible Debentures, net liabilities of discontinued subsidiaries of $20,819,000 related to the telecom assets (LecStar Telecom, LecStar DataNet, LTEL Holdings and Fonix Telecom) subject to bankruptcy, accrued liabilities and accrued settlement obligation of $4,811,000, accounts payable of $1,283,000 and current portion of notes payable of $4,087,000.  Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing speech license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through debt instruments.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  As we have noted in our previous annual reports and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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

Breckenridge Complaint– On June 6, 2006, Breckenridge filed a complaint against the Company in the Supreme Court of the State of New York, County of Nassau (the “Court”), in connection with a settlement agreement between the Company and Breckenridge entered into in September 2005. In the Complaint, Breckenridge alleged that the Company failed to pay certain amounts due under the settlement agreement in the amount of $450,000. The Company denied the allegations of Breckenridge’s complaint and has filed a motion for summary judgment.  Breckenridge also filed for summary judgment on its complaint.

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

On April 26, 2007, Breckenridge filed a complaint in the United States District Court for the District of Utah, entitled “The Breckenridge Fund, LLC v. Fonix Corporation, Fonix Speech, Inc., Thomas A. Murdock, and Roger D. Dudley.”  In the complaint, and allegations contained in an amended complaint,  Breckenridge asserts statutory claims under the Uniform Fraudulent Transfers Act and a related equitable claim based on the conveyance of intellectual property and other assets made by the Company to Fonix Speech in February 2006 in connection with the incorporation of Fonix Speech as a wholly owned subsidiary of the Company.  The complaint seek a judgment against all of the defendants in the amount of $1,601,735.  The complaint also seeks to set aside alleged transfers between the Company and Dudley or Murdock, and for subordination of any security interest held by Dudley or Murdock.  Allegations in an amended complaint assert claims against the company’s lawyers.

Concurrent with the filing of its complaint, Breckenridge brought a Motion for Prejudgment Writ of Attachment seeking to attach certain of the assets of Fonix Speech, including its intellectual property and cash, as necessary to satisfy the judgment of $1,602,000 that Breckenridge obtained in New York.  In May 2007, the United States District ordered that Fonix Speech’s remaining $94,000 of operating capital be frozen immediately.  The court ordered Breckenridge to post a bond of $90,000.  Fonix Speech has taken steps to comply with the court’s order.  The Company, Fonix Speech and Breckenridge have recently conducted discussions concerning settlement of all of Breckenridge’s claims.

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

We incurred net losses of $21,943,000, $22,631,000 and $15,148,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  We incurred a net loss of $1,061,000 for the three months ended June 30, 2007 and $1,851,000 for the six months ended June 30, 2006.  As of June 30, 2007, we had an accumulated deficit of $293,892,000, negative working capital of $53,592,000, derivative liability of $20,274,000 related to the issuance of Series L Preferred Stock, Series M Preferred Stock, Series B Preferred Stock and the Series E Debentures, net liabilities of unconsolidated subsidiaries of $20,819,000 related to the telecom assets subject to bankruptcy, accrued liabilities and accrued settlement obligation of $4,811,000 accounts payable of $1,283,000 and current portion of notes payable of $4,087,000.

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

As of June 30, 2007, we had debt obligations of $7,717,000, accrued liabilities and accrued settlement obligation of $4,811,000 and vendor accounts payable of approximately $1,283,000.  At present, our revenues from existing licensing arrangements and Speech Product sales are not sufficient to offset our ongoing operating expenses or to pay in full our current debt obligations.

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

During the six months ended June 30, 2007, we issued 1,016,177,343 shares of our common stock in connection with conversions of 115 shares of our Series L Preferred Stock for which we received no proceeds.  The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

Fonix Corporation

Date: August 20, 2007	/s/ Roger D. Dudley
Roger D. Dudley, Executive Vice President,
Chief Financial Officer
(Principal financial officer)