Form 10-Q
period 2007-09-30
FONIX CORP
filed 2007-11-14
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 0-23862

Fonix Corporation
(Exact name of registrant as specified in its charter)

Delaware	22-2994719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 14, 2007, there were issued and outstanding 3,641,961,290 shares of our Class A common stock.

FONIX CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS

Current assets
Cash and cash equivalents	$13,000	$5,000
Prepaid expenses and other current assets	2,000	4,000

Total current assets	15,000	9,000

Property and equipment, net of accumulated depreciation of $1,290,000 and $1,261,000, respectively	19,000	48,000

Deposits and other assets	117,000	117,000

Goodwill	2,631,000	2,631,000

Total assets	$2,782,000	$2,805,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$3,910,000	$2,054,000
Accounts payable	1,375,000	1,504,000
Net liabilities of discontinued subsidiaries	20,819,000	20,819,000
Derivative liability	20,669,000	20,941,000
Accrued payroll and other compensation	258,000	214,000
Accrued settlement obligation	737,000	1,530,000
Deferred revenues	446,000	460,000
Notes payable - related parties	902,000	800,000
Series E debentures	1,754,000	1,754,000
Advance on Series N Preferred Stock	10,000	-
Current portion of notes payable	3,512,000	2,883,000
Deposits and other	7,000	7,000

Total current liabilities	54,399,000	52,966,000

Long-term notes payable, net of current portion	3,583,000	2,988,000

Total liabilities	57,982,000	55,954,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Common stock, $0.0001 par value; 5,000,000,000 shares authorized;
Class A voting, 2,812,270,287 shares and 1,309,965,981 shares outstanding, respectively	281,000	131,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	238,446,000	236,936,000
Outstanding warrants to purchase Class A common stock	474,000	474,000
Cumulative foreign currency translation adjustment	10,000	10,000
Accumulated deficit	(294,911,000)	(291,200,000)

Total stockholders' deficit	(55,200,000)	(53,149,000)

Total liabilities and stockholders' deficit	$2,782,000	$2,805,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$339,000	$386,000	$1,344,000	$1,024,000
Cost of revenues	54,000	6,000	133,000	12,000

Gross profit	285,000	380,000	1,211,000	1,012,000

Expenses:
Selling, general and administrative	502,000	2,024,000	1,966,000	4,444,000
Product development and research	338,000	551,000	1,263,000	1,711,000

Total expenses	840,000	2,575,000	3,229,000	6,155,000

Other income (expense):
Interest expense	(476,000)	(528,000)	(1,393,000)	(1,279,000)
Gain on forgiveness of liabilities	199,000		199,000
Gain (loss) on derivative liability	247,000	(1,763,000)	776,000	(1,763,000)

Other income (expense), net	(30,000)	(2,291,000)	(418,000)	(3,042,000)

Net loss from continuing operations	(585,000)	(4,486,000)	(2,436,000)	(8,185,000)
Net loss from discontinued operations	-	(6,361,000)	-	(11,247,000)

Net loss	(585,000)	(10,847,000)	(2,436,000)	(19,432,000)
Preferred stock dividends	(436,000)	(16,192,000)	(1,278,000)	(18,295,000)

Loss attributable to common stockholders	$(1,021,000)	$(27,039,000)	$(3,714,000)	$(37,727,000)

Basic and diluted loss per common share from continuing operations	$(0.00)	$(0.03)	$(0.00)	$(0.04)

Basic and diluted loss per common share from discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Net loss	$(585,000)	$(10,847,000)	$(2,436,000)	$(19,432,000)
Other comprehensive (loss) income - foreign currency translation	-	-	-	7,000

Comprehensive loss	$(585,000)	$(10,847,000)	$(2,436,000)	$(19,425,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,	2007	2006
Cash flows from operating activities
Net loss	$(2,436,000)	$(19,432,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	-	11,643,000
Gain (loss) on derivative liability	(776,000)	1,763,000
Gain on forgiveness of liabilities	(199,000)	-
Accretion of discount on notes payable	774,000	603,000
Accretion of discount on legal settlement	-	98,000
Write down of intercompany receivable	-	1,214,000
Depreciation	29,000	44,000
Foreign exchange loss (gain)	-	(8,000)
Changes in assets and liabilities
Accounts receivable	-	1,000
Prepaid expenses and other current assets	2,000	(47,000)
Other assets	-	(95,000)
Accounts payable	(130,000)	448,000
Accrued payroll and other compensation	44,000	(9,000)
Other accrued liabilities	581,000	582,000
Deferred revenues	(14,000)	10,000

Net cash used in operating activities	(2,125,000)	(3,185,000)

Cash flows from investing activities
Purchase of property and equipment	-	(12,000)

Net cash used in investing activities	-	(12,000)

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	-	3,504,000
Proceeds from related party note payable	102,000	325,000
Proceeds from debentures	-	250,000
Proceeds from credit advance	-	75,000
Proceeds from Series B Preferred Stock	1,250,000	-
Proceeds from Series N Preferred Stock	915,000	-
Advance on Series N Preferred Stock	10,000	-
Proceeds from notes payable	450,000	-
Payments on related party note payable	-	(105,000)
Payments of accrued settlement obligation	(594,000)	(440,000)
Discontinued operations	-	(536,000)

Net cash provided by financing activities	2,133,000	3,073,000

Net increase (decrease) in cash and cash equivalents	8,000	(124,000)

Cash and cash equivalents at beginning of period	5,000	168,000

Cash and cash equivalents at end of period	$13,000	$44,000

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$29,000	$22,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Nine Months Ended September 30, 2007:

Issued 1,502,304,306 shares of Class A common stock upon conversion of 141 shares of Series L Convertible Preferred Stock.

Accrued $1,144,000 of dividends on Series L Preferred Stock.

Accrued $67,000 of dividends on Series M Preferred Stock.

Accrued $7,000 of dividends on Series N Preferred Stock.

Accrued $56,000 of dividends on Fonix Speech Series B Preferred Stock.

Issued 150 shares of Series M Convertible Preferred Stock with a face value of $1,500,000 in exchange for 150 shares of Series L Preferred Stock with a face value of $1,500,000.

Issued 915 shares of Series N Convertible Preferred Stock with a face value of $915,000.

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

The Company has not consolidated the assets, liabilities or operations related to its former telecom operations at September 30, 2007, as these assets are under the control of the court appointed bankruptcy trustee pursuant to the filing for protection under Chapter 7 of the Bankruptcy Code by LecStar Telecom, Inc., LecStar DataNet, Inc., LTEL Holdings and Fonix Telecom, Inc., on October 2, 2006.  The accompanying footnotes do not include disclosures related to the operations of the aforementioned companies and represent solely the operations of Fonix Speech, Inc.

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

Operating results for the nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Business Condition - For the three months ended September 30, 2007 and 2006, the company generated revenues of $339,000 and $386,000, respectively and incurred net losses of $585,000 and $10,847,000, respectively.  For the nine months ended September 30, 2007 and 2006, the company generated revenues of $1,344,000 and $1,024,000, respectively, incurred net losses of $2,436,000 and $19,432,000, respectively, and had negative cash flows from operating activities of $2,125,000 and $3,185,000, respectively.  As of September 30, 2007, the Company had an accumulated deficit of $294,911,000; negative working capital of $54,384,000; accrued liabilities and accrued settlement liability of $4,647,000; derivative liabilities of $20,669,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock,  Series E Convertible Debentures and Series B Preferred Stock of our subsidiary, Fonix Speech; net liabilities of discontinued subsidiaries of $20,819,000 related to the telecom subsidiaries subject to bankruptcy (LecStar Telecom, LecStar DataNet, LTEL Holdings and Fonix Telecom); accounts payable of $1,375,000; current portion of notes payable of $4,414,000; Series E debentures of $1,754,000 and deferred revenues of $446,000.  The Company expects to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2008, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

The Company’s cash resources, limited to collections from customers, sales of our equity and debt securities and loans, have not been sufficient to cover operating expenses.  As a result, some payments to vendors have been delayed.

These factors, as well as the risk factors set out in the Company’s Annual Report on Form 10-K, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management plans to fund further operations of the Company from cash flows from future license and royalty arrangements and with proceeds from additional issuance of debt and equity securities.  There can be no assurance that management’s plans will be successful.

Net Loss Per Common Share– Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  As of September 30, 2007 and 2006, there were outstanding common stock equivalents to purchase 42,840,665,606 and 6,192,412,281 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007		2006
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss from continuing operations	$(585,000)		$(4,486,000)
Net loss from discontinued operations	--	--	(6,361,000)	$(0.01)
Net loss	$(585,000)		$(10,847,000)
Preferred stock dividends	(436,000)		(16,192,000)
Loss attributable to common stockholders	$(1,021,000)	$(0.00)	$(27,039,000)	$(0.03)
Weighted-average common shares outstanding	2,517,230,627		825,819,722

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	2007		2006
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss from continuing operations	$(2,436,000)		$(8,185,000)
Net loss from discontinued operations	--	--	(11,247,000)	$(0.02)
Net loss	$(2,436,000)		$(19,432,000)
Preferred stock dividends	(1,278,000)		(18,295,000)
Loss attributable to common stockholders	$(3,714,000)	$(0.00)	$(37,727,000)	$(0.05)
Weighted-average common shares outstanding	2,003,817,026		716,417,308

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

Deferred revenue as of September 30, 2007, and December 31, 2006, consisted of the following:

Description	Criteria for Recognition	Sept 30, 2007	Dec 31, 2006
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$446,000	$460,000

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

Stock-Based Employee Compensation– Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), using the modified prospective transition method.  Under this transition method, compensation costs are recognized beginning with the effective date: (a) based on the requirements of FAS 123(R) for all share-based awards granted after the effective date; and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.  Accordingly, the Company did not restate the results of prior periods.  The most notable change resulting from the adoption of FAS123(R) is that compensation expense associated with stock options is now recognized in the Company’s Statements of Operations, rather than being disclosed in a pro forma footnote to the Company’s financial statements.

The Company recognized compensation expense related to option grants and the vesting of previously unvested options for the nine months ended September 30, 2007, of $0.

There were no option grants during the nine months ended September 30, 2007.

2.  GOODWILL

The carrying value of goodwill is assessed for impairment quarterly.  An assessment was performed for the nine months ended September 30, 2007, which resulted in no impairment, and the carrying value of goodwill remained unchanged at $2,631,000 at September 30, 2007.

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

The discount on the Note is based on an imputed interest rate of 25%.  The carrying amount of the Note of $6,315,000 at September 30, 2007, was net of unamortized discount of $2,418,000.  As of the date of this report, the Company had not made any scheduled payments for 2006 or 2007.

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

During the fourth quarter of 2005, the Company entered into two promissory notes with an unrelated third party in the aggregate amount of $650,000.  These notes accrue interest at 10% annually and were due and payable during May and June of 2006.  As of the date of this report, the Company had not made the scheduled payments on these promissory notes, and the holder of the notes had not declared a default under the notes.

During the fourth quarter of 2006, the Company entered into two promissory notes with an unrelated third party in the aggregate amount of $330,000. These notes accrue interest at 10% annually and were due and payable during the second quarter of 2007.  As of the date of this report, the Company had not made the scheduled payments on these promissory notes, and the holder of the notes had not declared a default under the notes.

During the quarter ended March 31, 2007, the Company entered into five promissory notes with an unrelated third party in the aggregate amount of $450,000.  These notes accrue interest at 10% annually and were due and payable during the third quarter of 2007.  As of the date of this report, the Company had not made the scheduled payments on these promissory notes, and the holder of the notes had not declared a default under the notes.

The following schedule summarizes the Company’s current debt obligations and respective balances at September 30, 2007, and December 31, 2006:

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Notes Payable	September 30, 2007	December 31, 2006

5% Note payable to a company, $8,733,000 and $8,733,000 face amount, respectively, due in quarterly installments of $319,000, matures January 2010, less unamortized discount based on interest imputed at 25% of $ 2,418,000 and $3,191,000, respectively	$6,315,000	$5,541,000
Note payable to a company, interest at 10%, matured June 2007	235,000	235,000
Note payable to a company, interest at 10%, matured June 2007	95,000	95,000
Note payable to a company, interest at 10%, matured July 2007	450,000	--
Note payable to related parties, interest at 12%, matured September 2006, secured by intellectual property rights	902,000	800,000
Total notes payable	7,997,000	6,671,000
Less current maturities	(4,414,000)	(3,683,000)
Long-Term Note Payable	$3,583,000	$2,988,000

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

During the fourth quarter of 2003, the Company made a principal payment of $26,000 against the outstanding balance of the promissory note.  During 2004, the Company entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between the Company and the note holders.  The Company classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004.  The Company made principal payments against the note of $254,000 during the year ended December 31, 2004.  During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note.  The balance due at December 31, 2005, was $486,000.  During the year ended December 31, 2006, the Company received additional advances of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the quarter ended March 31, 2007, the Company received additional advances of $102,000.  The balance due at September 30, 2007, was $902,000.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The aggregate advances of $902,000 are secured by the Company’s intellectual property rights and stock of Fonix Speech.  As of  September 30, 2007, the Lenders had not converted any of the outstanding balance or interest into common stock.

5.  PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock– As of September 30, 2007, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

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

The Series L Preferred Stock is convertible into common stock of the Company at the option of the holder by using a conversion price, equal to 80% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date.

Redemption of the Series L Preferred Stock, whether at the Company’s option or that of McCormack or Kenzie, requires the Company to pay, as a redemption price, the stated value of the outstanding shares of Series L Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

The Company accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of the Company.  The Series L Preferred Stock is convertible into shares of common stock of the Company.  The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 140%, risk-free rate of 3.75% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock.  Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount the Company had assigned to the Series H Preferred Stock.  At September 30, 2007 the fair value of the Series L Preferred Stock derivative liability was $16,310,000.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the nine months ended September 30, 2007, the Company issued 1,502,304,307 shares of its Class A common stock in conversion of 141 shares of its Series L Preferred Stock.  At September 30, 2007, 1,567 shares of Series L Preferred Stock remained outstanding.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $1,603,448 due to the value of the conversion feature of the Series M Preferred Stock, which was previously recorded as part of the Series L Preferred Stock derivative liability.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series M Preferred Stock, no value was prescribed to the Series M Preferred Stock.  At September 30, 2007 the fair value of the Series M Preferred Stock derivative liability was $1,561,000.

Series N Convertible Preferred Stock– On August 24, 2007, the Company entered into a Securities Purchase Agreement with Trillium Partners, LP and other unnamed future investors relating to the purchase and sale of the Company’s Series N 9% Convertible Preferred Stock.

Pursuant to the agreement, the Company agreed to sell up to 2,400 shares of its Series N 9% Convertible Preferred Stock (the “Series N Preferred Stock”) at a per share price of $1,000 to Trillium Partners, LP and other unnamed future investors, for gross proceeds of up to $2,400,000.  As of the date of this report, the Company had sold 915 shares of the Series N Preferred Stock, for cash proceeds of $915,000.

The Series N Preferred Stock entitles the Purchasers to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series N Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Series N Preferred Stock is convertible into common stock of the Company at the option of the holder by using a conversion price, equal to 80% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date.

Redemption of the Series N Preferred Stock, whether at the Company’s option or that of the Purchasers requires the Company to pay, as a redemption price, the stated value of the outstanding shares of Series N Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $956,934 due to the value of the conversion feature of the Series L Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series N Preferred Stock, no value was prescribed to the Series N Preferred Stock.  At September 30, 2007 the fair value of the Series L Preferred Stock derivative liability was $952,000.

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

The Series B Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series B Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the issuance of $1,336,207 due to the value of the conversion feature of the Series B Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series B Preferred Stock, no value was prescribed to the Series B Preferred Stock.  At September 30, 2007 the fair value of the Series B Preferred Stock derivative liability was $1,301,000.

6.  CONVERTIBLE DEBENTURES

On December 7, 2006, the Company entered into a Securities Purchase Agreement, dated as of December 1, 2006 (the “Agreement”), with Southridge relating to the purchase and sale of a Series E 9% Secured Subordinated Convertible Debenture (the “Debenture”) in the principal amount of $850,000.

Pursuant to the Agreement, Southridge paid the purchase price by tendering a prior debenture in the aggregate amount (including principal and interest) of $641,000, and agreed that an advance to the Company in the amount of $75,000 made in November 2006 would also constitute part of the purchase price.  Southridge agreed to fund the remaining $134,000 upon the effectiveness of a registration statement, to be filed by the Company, to register the resales of shares issuable to Southridge upon conversion of the Debenture.  Although the Company filed a registration statement, it was subsequently withdrawn.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Debenture is convertible into shares of the Company’s Class A common stock.  The number of shares issuable is determined by dividing the amount of the Debenture being converted by the conversion price, which is the average of the two lowest per share market values for the twenty trading days immediately preceding the conversion date multiplied by seventy percent. The conversion price is subject to adjustment as set forth in the Debenture.  Southridge has agreed not to convert the Debenture to the extent that such conversion would cause Southridge to beneficially own in excess of 4.999% of the then-outstanding shares of Class A common stock of the Company except in the case of a merger by the Company or other organic change.

The Company also entered into a Registration Rights Agreement (the “Registration Agreement”) with Southridge pursuant to which the Company agreed to file a registration statement to register the resale by Southridge of shares of the Company’s common stock issuable upon conversion of the Debenture. Under the Registration Agreement, the Company agreed to file a registration statement to register the resale by Southridge of up to 300,000,000 shares of Fonix Class A common stock.  As noted above, the registration statement was filed and subsequently withdrawn.

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

The McCormack Debenture is convertible into shares of the Company’s Class A common stock. The number of shares issuable is determined by dividing the amount of the Debenture being converted by the conversion price, which is the average of the two lowest per share market values for the twenty trading days immediately preceding the conversion date multiplied by seventy percent. The conversion price is subject to adjustment as set forth in the Debenture. McCormack agreed not to convert the Debenture to the extent that such conversion would cause McCormack to beneficially own in excess of 4.999% of the then-outstanding shares of Class A common stock of the Company except in the case of a merger by the Company or other organic change.

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the issuance of $680,023 due to the value of the conversion feature of the Debenture.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 139%, risk-free rate of 5% and expected life of 4 years.  At September 30, 2007 the fair value of the Debenture derivative liability was $2,431,000, of which $1,754,000 reported as Series E Debenture, $130,000 reported as accrued interest and $545,00 reported as derivative liability.

The Company also entered into a Registration Rights Agreement (the “McCormack Registration Agreement”) with McCormack pursuant to which the Company agreed to file a registration statement to register the resale by McCormack of shares of the Company’s common stock issuable upon conversion of the Debenture.  This registration statement has not been filed.

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

In January 2007, the Company terminated the Seventh Equity Line, and the Company has withdrawn the third registration statement related to the Seventh Equity Line.  As such, as of the date of this Report, the Company did not have an equity line of credit financing available to it.

8.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Class A Common Stock– During the nine months ended September 30, 2007, 1,502,304,306 shares of Class A common stock were issued upon conversion of 115 shares of Series L Preferred Stock.

Stock Options – As of September 30, 2007, the Company had a total of 403,087 options to purchase Class A common stock outstanding.  During the nine months ended September 30, 2007 no options were granted.

Warrants– As of September 30, 2007, the Company had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Court’s order, dated as of March 15, 2007, adjudged that the Company owed an aggregate of $1,602,000 to Breckenridge.

On April 26, 2007, Breckenridge filed a complaint in the United States District Court for the District of Utah, entitled “The Breckenridge Fund, LLC v. Fonix Corporation, Fonix Speech, Inc., Thomas A. Murdock, and Roger D. Dudley.”  In the complaint, and allegations contained in an amended complaint, Breckenridge asserts statutory claims under the Uniform Fraudulent Transfers Act and a related equitable claim based on the conveyance of intellectual property and other assets made by the Company to Fonix Speech in February 2006 in connection with the incorporation of Fonix Speech as a wholly owned subsidiary of the Company.  The complaints seek a judgment against all of the defendants in the amount of $1,602,000.  The complaint also seeks to set aside alleged transfers between the Company and Dudley or Murdock, and for subordination of any security interest held by Dudley or Murdock.  Allegations in an amended complaint asserted claims against the Company’s lawyers.

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

On November 2, 2007, the Company entered into an Amendment to Settlement Agreement (the “Amendment Agreement”) with Breckenridge, Fonix Speech, and the other parties to this lawsuit, to amend a settlement agreement ( the “Original Agreement”) between the Company, Breckenridge and the Defendant Parties.  On August 29, 2007, the Company signed a settlement agreement resolving litigation with Breckenridge.  The terms of the settlement were disclosed in a Current Report filed on Form 8-K with the Securities and Exchange Commission on August 30, 2007.

Under the Amendment Agreement, the due dates and amounts of settlement payments were set forth as follow: we agree to pay $225,000 within 30 days and $257,000 within 60 days of execution of the Amendment Agreement.  Under the Amendment Agreement, we are entitled to a 30-day grace period for each of the two last payments.  Additionally, Fonix Speech agreed to pay $30,000 by February 28, 2008.  Under the Amendment Agreement, Breckenridge agreed to stay any further actions under the litigation between Breckenridge, Fonix, and the other parties to the lawsuit.  Moreover, upon the payment of the aggregate of $707,000, Breckenridge agreed to dismiss with prejudice the lawsuit against Fonix and the other parties except Fonix Speech, and to file a Satisfaction of Judgment in the Nassau County and Salt Lake County actions.  Breckenridge also agreed that upon receipt of the $30,000 from Fonix Speech, Breckenridge would dismiss the actions against Fonix Speech.

10.  SUBSEQUENT EVENTS

Series L Convertible Preferred Stock– Subsequent to September 30, 2007 the Company issued 829,691,003 shares of Class A common stock in conversion of 25 shares of the Series L Convertible Preferred Stock.

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

Overview

We are engaged in providing value-added speech technologies through our subsidiary, Fonix Speech, Inc. (“Fonix Speech”).  We offer speech-enabling technologies including automated speech recognition (“ASR”) and text-to-speech (“TTS”) through Fonix Speech.  We offer our speech-enabling technologies to markets for wireless and mobile devices, computer telephony, server solutions and personal software for consumer applications.  We have received various patents for certain elements of our core technologies and have filed applications for other patents covering various aspects of our technologies.  We seek to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips.  Revenues are generated through licensing of speech-enabling technologies, maintenance contracts and services.

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

For the three months ended September 30, 2007 and 2006, the company generated revenues of $339,000 and $386,000, respectively and incurred net losses of $585,000 and $10,847,000, respectively.  For the nine months ended September 30, 2007 and 2006, the company generated revenues of $1,344,000 and $1,024,000, respectively, incurred net losses of $2,436,000 and $19,432,000, respectively, and had negative cash flows from operating activities of $2,125,000 and $3,185,000, respectively.  As of September 30, 2007, the Company had an accumulated deficit of $294,911,000; negative working capital of $54,384,000; accrued liabilities and accrued settlement liability of $4,647,000; derivative liabilities of $20,669,000 related to the issuance of Series L Preferred Stock, Series M Preferred Stock, Series N Preferred Stock, Series E Convertible Debentures and Series B Preferred Stock of our subsidiary, Fonix Speech; net liabilities of discontinued subsidiaries of $20,819,000 related to the telecom subsidiaries subject to bankruptcy (LecStar Telecom, LecStar DataNet, LTEL Holdings and Fonix Telecom); accounts payable of $1,375,000; current portion of notes payable of $4,414,000; Series E debentures of $1,745,000; and deferred revenues of $446,000.  The Company expects to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2008, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

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

Deferred revenue as of September 30, 2007, and December 31, 2006, consisted of the following:

Description	Criteria for Recognition	Sept 30, 2007	Dec 31, 2006
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$446,000	$460,000

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

Results of Operations (Continuing operations only)

Three months ended September 30, 2007, compared with three months ended September 30, 2006

During the three months ended September 30, 2007, we recorded revenues of $339,000, a decrease of $47,000 from $386,000 in 2006. The decrease was primarily due to decreased licensing revenue of $76,000 and decreased retail product sales of $14,000, partially offset by increased royalty revenues of $30,000 and increased non-recurring engineering (“NRE”) speech revenues of $13,000.

Selling, general and administrative expenses were $502,000 for the three months ended September 30, 2007, a decrease of $1,522,000 from $2,024,000 in 2006. The decrease is primarily due to the expense related to fully reserving the intercompany receivable we had with our subsidiaries that filed for bankruptcy protection of $1,214,000, decreased salary and wage related expenses of $258,000, decreased legal and accounting fees of $70,000, decreased other expenses of $68,000, decreased travel expenses of $23,000, decreased advertising expenses of $9,000, decreased investor relations related expenses of $8,000 and decreased depreciation expenses of $5,000 partially offset by a net change in consulting expenses of $125,000 and an increased occupancy related expenses of $8,000.

We incurred research and product development expenses of $338,000 for the three months ended September 30, 2007, a decrease of $213,000 from $551,000 in 2006. The decrease was primarily due to an overall decrease in wage related expenses of $186,000, decreased occupancy expenses of $15,000, decreased travel expenses of $11,000, decreased depreciation expenses of $6,000, partially offset by increased other operating expenses of $5,000.

Net interest and other expense was $30,000 for the three months ended September 30, 2007, a decrease of $2,261,000 from net other expense of $2,291,000 in 2006.  The overall decrease was due to the net change of gain (loss) recognized on the derivative liability of $2,010,000, increased gain on forgiveness of liabilities of $199,000 and a decrease in interest expense of $52,000.

Nine months ended September 30, 2007, compared with nine months ended September 30, 2006

During the nine months ended September 30, 2007, we recorded revenues of $1,344,000, an increase of $320,000 from $1,024,000 in 2006. The increase was primarily due to increased royalty revenues of $391,000 and increased licensing revenue of $20,000 and increased retail product sales of $3,000, partially offset by decreased non-recurring engineering (“NRE”) speech revenues of $94,000.

Selling, general and administrative expenses were $1,966,000 for the nine months ended September 30, 2007, a decrease of $2,478,000 from $4,444,000 in 2006. The decrease is primarily due to the expense related to fully reserving the intercompany receivable we had with our subsidiaries that filed for bankruptcy protection in 2006 of $1,214,000, there were no such charge in 2007, decreased salary and wage related expenses of $500,000, decreased other expenses of $305,000, decreased legal and accounting fees of $195,000, decreased travel expenses of $186,000, decreased investor relations related expenses of $90,000, decreased advertising expenses of $32,000 and decreased depreciation expenses of $7,000, partially offset by increased occupancy related expenses of $21,000, increased consulting expenses $20,000 and increased taxes, licenses and permits of $10,000.

We incurred research and product development expenses of $1,263,000 for the nine months ended September 30, 2007, a decrease of $448,000 from $1,711,000 in 2006. The decrease was primarily due to an overall decrease in wage related expenses of $390,000, decreased occupancy expenses of $42,000, decreased travel expenses of $14,000, decreased depreciation expenses of $8,000, partially offset and increased consulting expenses of $3,000 and increased other operating expenses of $3,000.

Net interest and other expense was $418,000 for the nine months ended September 30, 2007, a decrease of $2,624,000 from net other expense of $3,042,000 in 2006.  The overall decrease was due to the net change of gain (loss) recognized on the derivative liability of $2,539,000 and increased gain on forgiveness of liabilities of $199,000 partially offset by an increase in interest expense of $114,000.

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

Our cash resources are limited to collections from customers, proceeds from the issuance of preferred stock and loans proceeds, and are only sufficient to cover current operating expenses and payments of current liabilities.  At September 30, 2007, we had negative working capital of $54,384,000; derivative liabilities of $20,669,000 related to the issuance of Series L Preferred Stock, of Series M Preferred Stock, of Series N Preferred Stock, of Series E Convertible Debentures, and of the Series B Preferred Stock of our subsidiary, Fonix Speech; net liabilities of discontinued subsidiaries of $20,819,000 related to the telecom assets subject to bankruptcy, accrued liabilities and accrued settlement obligation of $4,647,000; accounts payable of $1,375,000 and current portion of notes payable of $4,414,000, Series E debentures of $1,754,000 and deferred revenues of $446,000.

We had $1,344,000 in revenue and a loss of $2,436,000 for the nine months ended September 30, 2007.  Net cash used in operating activities of $2,125,000 for the quarter ended September 30, 2007, resulted principally from the net loss incurred of $2,436,000, non-cash gain recognized on the derivative liability of $793,000, gain recognized on the forgiveness of liabilities of $199,000, increased accounts payable of $130,000, and decreased deferred revenues of $14,000 partially offset by non-cash accretion of discount on notes payable of $774,000, increased accrued liabilities of $581,000, increased accrued payroll and other compensation of $44,000, depreciation expense of $29,000 and increased prepaid expenses and other current assets of $2,000.  We did not use any cash in investing activities for the quarter ended September 30, 2007.  Net cash provided by financing activities of $2,133,000 consisting primarily of proceeds from Series B Preferred Stock of our subsidiary, Fonix Speech of $1,250,000, proceeds from Series N Preferred Stock of $915,000, proceeds from notes payable of $450,000 and proceeds from the related party note of $102,000, partially offset by payments of accrued settlement obligation of $594,000.

We had negative working capital of $54,384,000 at September 30, 2007, compared to negative working capital of $52,957,000 at December 31, 2006.  Current assets increased by $6,000 to $15,000 from $9,000 from December 31, 2006, to September 30, 2007.  Current liabilities increased by $1,433,000 to $54,399,000 from $52,966,000 during the same period.  The change in working capital from December 31, 2006, to September 30, 2007, reflects, in part, increased current portion of notes payable of $629,000, increased accrued liabilities of $1,856,000 and increased notes payable to related parties of $102,000, partially offset by decreased derivative liability of $272,000, decreased accounts payable of $129,000 and increased cash of $8,000.  Total assets were $2,782,000 at September 30, 2007, compared to $2,805,000 at December 31, 2006.

Notes Payable - Related Parties

During 2002, two of our executive officers (the “Lenders”) sold shares of our Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to us under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in our operations.  The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, were originally due and payable on June 10, 2003.  Fonix and the Lenders have agreed to postpone the maturity date on several occasions.  The note was due September 30, 2006 and no default had been declared.  As of the date of this report, we had not made payment against the outstanding balance due on the note. All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of our shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, we made a principal payment of $26,000 against the outstanding balance of the promissory note.  During 2004, we entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between us and the note holders.  We classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004.  We made principal payments against the note of $253,000 during the year ended December 31, 2004.  During the year ended December 31, 2005, we received an additional advance of $50,000 under the note from the Lenders.  The balance due the Lenders at December 31, 2005, was $486,000.  During the year ended December 31, 2006, we received additional advances of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the quarter ended March 31, 2007, we received additional advances of $102,000.  The balance due at September 30, 2007 was $902,000.

The unpaid balance of $902,000 at September 30, 2007, is secured by our assets, including intellectual property rights and our stock of Fonix Speech.  As of September 30, 2007, the Lenders had not converted any of the outstanding balance or interest into common stock.

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

The discount on the Note is based on an imputed interest rate of 25%.  The carrying amount of the Note of $6,315,000 at September 30, 2007, was net of unamortized discount of $2,418,000.  As of the date of this Report, we had not made any scheduled payments for 2006 or 2007.

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

During the fourth quarter of 2005, the Company entered into two promissory notes with an unrelated third party in the aggregate amount of $650,000.  These notes accrue interest at 10% annually and were due and payable during May and June of 2006.  As of the date of this report, the Company had not made the scheduled payments on these promissory notes, and the holder of the notes had not declared a default under the notes.

During the fourth quarter of 2006, the Company entered into two promissory notes with an unrelated third party in the aggregate amount of $330,000. These notes accrue interest at 10% annually and were due and payable during the second quarter of 2007.  As of the date of this report, the Company had not made the scheduled payments on these promissory notes, and the holder of the notes had not declared a default under the notes.

During the quarter ended March 31, 2007, the Company entered into five promissory notes with an unrelated third party in the aggregate amount of $450,000.  These notes accrue interest at 10% annually and were due and payable during the third quarter of 2007.  As of the date of this report, the Company had not made the scheduled payments on these promissory notes, and the holder of the notes had not declared a default under the notes.

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

Series A Convertible Preferred Stock

At September 30, 2007, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

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

The Series L Preferred Stock is convertible into common stock of Fonix at the option of the holder by using a conversion price, equal to 80% of the average of the two (2) lowest closing bid prices for the twenty-day trading period prior to the conversion date.

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

We accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of Fonix.  The Series L Preferred Stock is convertible into shares of common stock of Fonix.  We followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” We recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock.  The liability was calculated using the Black-Scholes valuation model.  As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock.  Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount we had assigned to the Series H Preferred Stock

For the nine months ended September 30, 2007, the Company issued 1,502,304,307 shares of its Class A common stock in conversion of 141 shares of its Series L Preferred Stock.  At September 30, 2007, 1,567 shares of Series L Preferred Stock remained outstanding.

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

Series N Convertible Preferred Stock

 On August 24, 2007, the Company entered into a Securities Purchase Agreement with Trillium Partners, LP and other unnamed future investors relating to the purchase and sale of the Company’s Series N 9% Convertible Preferred Stock.

Pursuant to the agreement, the Company agreed to sell up to 2,400 shares of its Series N 9% Convertible Preferred Stock (the “Series N Preferred Stock”) at a per share price of $1,000 to Trillium Partners, LP and other unnamed future investors, for gross proceeds of up to $2,400,000.  As of the date of this report, the Company had sold 915 shares of the Series N Preferred Stock.

The Series N Preferred Stock entitles the Purchasers to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series N Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option.

The Series N Preferred Stock is convertible into common stock of the Company at the option of the holder by using a conversion price, equal to 80% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date.

Redemption of the Series N Preferred Stock, whether at the Company’s option or that of the Purchasers requires the Company to pay, as a redemption price, the stated value of the outstanding shares of Series N Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

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

Stock Options and Warrants

 During the nine months ended September 30, 2007, we did not grant any stock options.  As of September 30, 2007, we had a total of 403,087 options to purchase Class A common stock outstanding.

As of September 30, 2007, we had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

Other

We presently have no plans to purchase new research and development or office facilities.

Corporate Outlook

Fonix will continue to leverage our research and development of speech technologies to deliver software applications and engines to device manufacturers looking to incorporate speech interfaces into end-user products.  Fonix Speech’s award-wining technologies provide competitive embedded speech solutions for mobile/wireless devices, videogames, telephony systems and products for the assistive market based on Fonix’s proprietary and patented TTS and ASR technologies.

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

As noted above, as of September 30, 2007, we had an accumulated deficit of $294,894,000; negative working capital of $54,384,000; derivative liability of $20,669,000 related to the issuance of Series L Preferred Stock, Series M Preferred Stock, Series N Preferred Stock, Fonix Speech Series B Preferred Stock  and Series E Convertible Debentures; net liabilities of discontinued subsidiaries of $20,819,000 related to the telecom assets (LecStar Telecom, LecStar DataNet, LTEL Holdings and Fonix Telecom) subject to bankruptcy; accrued liabilities and accrued settlement obligation of $4,647,000; accounts payable of $1,375,000; current portion of notes payable of $4,414,000; Series E debentures of $1,754,000; and deferred revenues of $446,000.  Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing speech license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expect to continue to fund our operations through debt instruments.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  As we have noted in our previous annual reports and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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

On April 26, 2007, Breckenridge filed a complaint in the United States District Court for the District of Utah, entitled “The Breckenridge Fund, LLC v. Fonix Corporation, Fonix Speech, Inc., Thomas A. Murdock, and Roger D. Dudley.”  In the complaint, and allegations contained in an amended complaint, Breckenridge asserts statutory claims under the Uniform Fraudulent Transfers Act and a related equitable claim based on the conveyance of intellectual property and other assets made by the Company to Fonix Speech in February 2006 in connection with the incorporation of Fonix Speech as a wholly owned subsidiary of the Company.  The complaints seek a judgment against all of the defendants in the amount of $1,601,735.  The complaint also seeks to set aside alleged transfers between the Company and Dudley or Murdock, and for subordination of any security interest held by Dudley or Murdock.  Allegations in an amended complaint asserted claims against the company’s lawyers.

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

On November 2, 2007, we entered into an Amendment to Settlement Agreement (the “Amendment Agreement”) with Breckenridge, Fonix Speech, and the other parties to this lawsuit, to amend a settlement agreement ( the “Original Agreement”) between the Company, Breckenridge and the Defendant Parties.  On August 29, 2007, we signed a settlement agreement resolving litigation with Breckenridge.  The terms of the settlement were disclosed in a Current Report filed with the Securities and Exchange Commission on August 30, 2007.

Under the Amendment Agreement, the due dates and amounts of settlement payments were set forth as follow: we agree to pay $225,000 within 30 days and $257,000 within 60 days of execution of the Amendment Agreement.  Under the Amendment Agreement, we are entitled to a 30-day grace period for each of the two last payments.  Additionally, Fonix Speech agreed to pay $30,000 by February 28, 2008.  Under the Amendment Agreement, Breckenridge agreed to stay any further actions under the litigation between Breckenridge, Fonix, and the other parties to the lawsuit.  Moreover, upon our payment of the aggregate of $707,000, Breckenridge agreed to dismiss with prejudice the lawsuit against Fonix and the other parties except Fonix Speech, and to file a Satisfaction of Judgment in the Nassau County and Salt Lake County actions.  Breckenridge also agreed that upon receipt of the $30,000 from Fonix Speech, Breckenridge would dismiss the actions against Fonix Speech.

Item 1A.	Risk Factors

We attempt to identify, manage and mitigate the risks and uncertainties associated with our business to the extent practical.  However, some level of risk and uncertainty will always be present.  The section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, entitled “Certain Significant Risk Factors” describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We have revised the following risk factors, which were previously disclosed, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

We incurred net losses of $21,943,000, $22,631,000 and $15,148,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  We incurred a net loss of $585,000 for the three months ended September 30, 2007, and $2,436,000 for the nine months ended September 30, 2007.  As of September 30, 2007, we had an accumulated deficit of $294,911,000; negative working capital of $54,384,000; derivative liability of $20,669,000 related to the issuance of Series L Preferred Stock, Series M Preferred Stock, Series N Preferred Stock , Series B Preferred Stock and the Series E Debentures; net liabilities of unconsolidated subsidiaries of $20,819,000 related to the telecom assets subject to bankruptcy; accrued liabilities and accrued settlement obligation of $4,647,000; accounts payable of $1,375,000 and current portion of notes payable of $4,414,000, Series E debentures of $1,754,000 and deferred revenues of $446,000.

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

As of September 30, 2007, we had debt obligations of $7,997,000, accrued liabilities and accrued settlement obligation of $4,647,000 and vendor accounts payable of approximately $1,375,000.  At present, our revenues from existing licensing arrangements and Speech Product sales are not sufficient to offset our ongoing operating expenses or to pay in full our current debt obligations.

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

From 2000 to 2006, we relied substantially on equity lines of credit for financing our operations. Pursuant to these equity lines, we historically have drawn funds against the equity line and put shares of our Class A common stock to the equity line investor in repayment of the draws. In light of current SEC regulations and interpretations by the SEC, we terminated the Seventh Equity Line and as of the date of the Report, we did not have access to an equity line of credit or similar financing arrangements. Although we are seeking to negotiate additional financing sources and reviewing our options, there can be no guarantee that we will be able to enter into arrangements for financing that will be on terms that will be satisfactory to us. Any inability to enter into new financing arrangements could have a material adverse impact on our ability to continue our operations, and we may be required to seek protection under the bankruptcy laws.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2007, we issued 1,502,304,306 shares of our common stock in connection with conversions of 141 shares of our Series L Preferred Stock for which we received no proceeds.  The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

Fonix Corporation

Date: November 14, 2007	/s/ Roger D. Dudley
Roger D. Dudley, Executive Vice President,
Chief Financial Officer
(Principal financial officer)