Form 10-K
period 2007-12-31
FONIX CORP
filed 2008-04-15
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 0-23862
Fonix Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2994719 (I.R.S. Employer Identification No.)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $2,094,000, calculated using a closing price of $0.0009 per share on June 30, 2007.  For purposes of this calculation, the registrant has included only the number of shares directly held by its officers and directors as of (and not counting shares beneficially owned on that date), in determining the shares held by non-affiliates.

As of March 31, 2008, there were issued and outstanding 5,752,687,745 shares of our Class A common stock.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer,”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes [  ]  No [X].

Fonix Corporation

2007 FORM 10-K ANNUAL REPORT

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

About Fonix

Fonix Corporation (the “Company,” “Fonix,” or “we”) is engaged in providing value-added speech technologies through our subsidiary, Fonix Speech, Inc. (“Fonix Speech”). We offer speech-enabling technologies including automated speech recognition (“ASR”) and text-to-speech (“TTS”) through Fonix Speech. We offer our speech-enabling technologies to markets for personal software for consumer applications including video games, e.Dictionaries and mobile navigation devices with GPS, wireless and mobile devices, computer telephony, and server solutions. We have received various patents for certain elements of our core technologies and have filed applications for other patents covering various aspects of our technologies. We seek to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips. Revenues are generated through licensing of speech-enabling technologies, unit royalties, maintenance contracts and services.

We are continually developing new product offerings utilizing our TTS and ASR technologies in an effort to increase our revenue stream, and we are continuing to work with our existing customers to increase sales. We have also experienced operating expense decreases through headcount reductions and overall cost reduction measures. Through the combination of increased recurring revenues and implemented operating cost reduction strategies, we hope to achieve positive cash flow from operations in the next 18-24 months. However, there can be no assurance that we will be able to achieve positive cash flow from operations within this time frame.

Our cash resources, limited to loans, collections from customers and sales of our equity and debt securities, have not been sufficient to cover operating expenses.  We periodically engage in discussions with various sources of financing to facilitate our cash requirements including buyers of both debt and equity securities. To date, no additional sources of funding offering terms superior to those available under equity lines and convertible debentures have been implemented, and we rely on, first, cash generated from operations and second, convertible debt financing arrangements.  In addition to anticipated revenues generated from current and future customers, we will need to generate approximately $2 to $3 million to continue operations for the next twelve months.  There can be no assurance that we will be able to obtain such financing or that the terms will be favorable to the Company.

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

Company Internet addresses are as follows:
Fonix Corporation – www.fonix.com
Fonix Speech, Inc. – www.fonixspeech.com

History and Development of the Company

The Company was incorporated in Delaware in 1985, and, pursuant to a merger transaction in 1994, the Company’s name was changed to Fonix Corporation.  Through Fonix Speech, the Company delivers speech interface development tools, solutions and applications (the “Speech Products”) that empower people to interact conversationally with information systems and devices.  The Speech Products are based on the Company’s speech-enabling technologies, which include TTS and proprietary neural network-based automatic speech recognition (“ASR”).  ASR and TTS technologies are sometimes collectively referred to as our “Core Technologies.”  The Company’s Speech Products enhance user productivity, ease of use and efficiency in a broad range of market segments, including mobile and wireless devices; videogame consoles; electronic devices for the assistive and language learning markets, robots, appliances; automotive telematics, computer telephony and server applications.

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

On February 24, 2004, the Company completed its acquisition of all of the capital stock of LTEL Holdings Corporation (“LTEL”) and its wholly owned subsidiaries, LecStar Telecom, Inc. and LecStar DataNet, Inc. (collectively “LecStar”).  LecStar, an Atlanta-based competitive local exchange carrier, offered wire line voice, data, long distance and Internet services to business and residential customers throughout BellSouth’s Southeastern United States operating territory.  On October 2, 2006, LecStar Telecom, LecStar DataNet,  LTEL Holdings, and Fonix Telecom, each of which are direct or indirect subsidiaries of Fonix, filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware, as discussed above.

  VALUE-ADDED SPEECH TECHNOLOGIES

Fonix Speech, Inc.

On January 1, 2006, Fonix Speech, was incorporated and now operates as a wholly owned subsidiary of Fonix Corporation.  Fonix Speech provides value-added embedded speech technology development tools, applications and solutions for multiple market segments comprising mobile and wireless devices, video game consoles, electronic devices for the assistive and language learning markets, robots, appliances, automotive telematics, computer telephony and server applications.

Original Equipment Manufacturers (“OEMs”) or Original Design Manufacturers (“ODMs”) of consumer electronics devices and products, software developers, wireless operators, telephony distributors, system integrators and value-added resellers (“VARs”) can simplify the use and increase the functionality of their electronic products and services by integrating Fonix speech interfaces, resulting in broader market opportunities and significant competitive advantages.  Fonix Speech development tools and solutions support multiple hardware and software platforms, are environment and speaker independent, optimize cost and power efficiencies, are easily integrated with relatively small memory requirements for embedded applications, and enhance scalability for high channel capacity for computer telephony and server-based systems.

Fonix Speech Market Focus

Fonix Speech delivers speech solutions in the following markets:

▪	Electronic Devices
Fonix speech solutions make everyday life easier for people who are blind or have visual, vocal or mobility impairments, and for non-English speakers who are learning the English language.  FonixTalk® and  Fonix DECtalk®, recognized TTS technology for the assistive market, transforms ordinary text into highly intelligible speech.  Fonix VoiceIn™ is Fonix Speech’s proprietary neural network-based ASR technology.  Fonix Speech has taken its intuitive Core Technologies and applied them to everyday speech solutions for PCs and other consumer devices such as cordless phones, electronic dictionaries, MP3s and toys.

Fonix Speech Solutions for Electronic Devices

Fonix Speech offers a variety of speech solutions for the assistive and language learning markets.

o	The Assistive Market
Fonix speech solutions make everyday life easier for people who are blind, have visual, vocal or mobility impairments or have learning disabilities.  Fonix DECtalk is the assistive industry’s premier text-to-speech engine, offering nine highly intelligible TTS voices and six languages.  Many users rely on Fonix DECtalk to read their email, the daily news or other documents, or to function as their voice to the outside world.  Current OEM partners in the assistive market include Dynavox, GW Micro, Prentke-Romich, Kurzweil Education Systems and Toby Churchill.

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

o	The Language Learning Market – e.Dictionaries
Fonix Speech solutions are particularly useful for non-English speakers who are learning the language.  In the speech-enabled language learning (also known as “language acquisition” ) market, Fonix has capitalized on (i) FonixTalk and Fonix DECTalk’s small memory footprint and high intelligibility and (ii) Fonix VoiceIn’s high-recognition-rate capabilities.  Speech-enabled language learning is an emerging market, especially in Asia.  Multiple OEMs currently sell handheld electronic dictionaries in Japan and Korea that allow individuals to type a word in their native language (like Japanese) and have the word read or spoken back to them in English.  Non-English speakers can look up words in an English dictionary and have the device speak the word correctly in English.  Educational electronic dictionary devices are growing in popularity in Japan and are expected to exceed a market volume of more than 500,000 units per quarter.  Fonix Speech’s goal is to become the primary supplier of speech solutions for OEMs providing language learning devices and systems.  Fonix Speech has partnered with Epson and other chip manufacturers to provide an integrated solution including Fonix speech technology. Current OEMs marketing e.Dictionary devices featuring Fonix technology include Casio, Casio Soft, Canon, Huapu, Seiko Instruments, Inventec Besta, AOne Pro and Brilliant Systems.

Speech applications are also becoming increasingly popular for day-to-day use.  Fonix Speech is working with OEM partners to capitalize on market opportunities for toys, appliances and other devices where speech applications may be applicable.  Fonix Speech has partnered with Epson to provide an integrated chip with Fonix speech technology to various OEMs manufacturing toys and appliances.

Fonix Speech’s primary competitors in the electronic device markets include Nuance, Voice Signal, Premier Assistive Technology and others.

▪	Video Game Consoles
Fonix VoiceIn®Game Edition is Fonix Speech’s award-winning software solution for voice command and control in Xbox, Xbox 360, PlayStation2, PlayStation3 and PC video games.  We believe that Fonix VoiceIn is the industry’s most memory-efficient voice interface.  Game developers worldwide can now build games that utilize a common version across Xbox, Xbox 360, PlayStation2, PlayStation3 and PC platforms.  In 2006, Fonix added specialized tools for game developers including Fonix VoiceIn Karaoke Edition and Fonix VoiceIn Phonetic Edition. Fonix VoiceIn is optimized for game development where memory and processing power are at a premium.

Fonix Speech Video Game Solutions

Fonix Speech’s voice command software is available for cross-platform game developers who wish to employ speech interfaces in videogames.  In March 2004, Fonix Speech made Fonix VoiceIn Game Edition commercially available to developers that produce videogames on multiple gaming platforms.  Fonix voice command technology has been available in the Microsoft Xbox developer’s kit (XDK) since February 2003.  In May 2005, Fonix announced a continuation of its agreement with Microsoft to deliver Fonix VoiceIn in the new Microsoft Xbox 360 developer’s kit.  Cross-platform game developers can use the same voice command software for PlayStation2, PlayStation3 and PC games.  Game developers worldwide can now build games that utilize a common application program interface across Xbox, Xbox 360, PlayStation2, PlayStation3 and PC platforms.  Fonix VoiceIn voice command software is available to game developers in multiple languages, including English and UK English, German, French, Spanish, Japanese and Italian.  Currently, Fonix VoiceIn is included on more than 20 video game titles on retail shelves.

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

Fonix Speech’s competitor in the video game market is primarily Nuance,  Fonix Speech’s partners also have competitors.  For example, Intel competes with IBM and Epson.  However, Fonix Speech is not precluded from working with its partners’ competitors.

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
Fonix VoiceDial is a totally interactive, hands-free software application for Windows Mobile Pocket PC, Smartphone and Symbian devices that enables users to access mobile phone contacts simply by speaking.  VoiceDial is speaker independent, so no voice training is involved, including both contact names and digit dialing.  Fonix speech recognition is highly accurate, even in noisy environments like cars or airports.  VoiceDial offers several prompting voices; users choose which voices to download to their device.  All TTS voices are highly intelligible and will handle an unlimited vocabulary, even with difficult contact names.  VoiceDial is available in multiple languages — English, French, German and Spanish.  Current phones supported by Fonix VoiceDial include: Cingular (now AT&T Wireless) 2125, T-Mobile SDA, SDA II, Audiovox SMT 5600, i-mate SP3, i-mate SP3i, i-mate SP5, Motorola i930, Motorola MPx220, SPV C500, SPV C600, TSM 520, T-Mobile MDA, Cingular 8125, PPC 6700, Audiovox PPC 6600, i-mate PDA2k, i-mate JASJAR, i-mate K-JAM, MDA Pro, SPV M5000, and Qtek 9100.

o	Fonix VoiceCentral
 Fonix VoiceCentral is a totally interactive, hands-free software application for Windows Mobile Pocket PC and Smartphone devices that enables users to access PIM tools, navigate through the device software and access song and movie lists simply by speaking.  VoiceCentral incorporates the award-winning Fonix VoiceDial software, while adding several other significant capabilities.  VoiceCentral allows users to manage email (listen to email, then choose to delete, reply with a .wav file or save); access calendar and tasks; launch or close any application simply by speaking; dial names directly from the contact list (users do not have to navigate multiple menu trees; they just say the name of the person they want to call); and dial a number directly using a continuous string of numbers.

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

o
Bundled Solutions: Other complementary solutions are also channels for distribution for the Speech Products. Companies like ALK CodeFactory have integrated Fonix Speech’s solutions into their applications.  Fonix Speech foresees partners shipping the full VoiceDial and VoiceCentral functionality as a complement to their applications and devices.

Fonix Speech has several competitors offering a variety of speech technologies and products.  Companies like Nuance, Voice Signal and Neuvoice deliver speaker-dependent and speaker-independent solutions.  Other speech companies like IBM may introduce competitive products.

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

o	Fonix ConnectMe
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
In July 2000, the FCC assigned “511” as the number for nationwide access to traveler information. 511 was designated as a free service and when fully implemented will cover the majority of roads in the U.S., helping travelers avoid congested routes and safety hazards.  By dialing 5-1-1, callers can access information about route-specific weather and road conditions.  Fonix and partner Meridian Environmental Technology, Inc. provide a 511 system in North Dakota, South Dakota, Nebraska, Kansas and Montana.  Other states are scheduled to deploy the system in the near future.  Competition in the 511 market includes TellMe and IBM’s WebSphere

Fonix Speech Customer Self-Service Market Opportunities

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

Fonix Speech Platforms, Ports, and Processors

Fonix Speech supports multiple microprocessors ("Chips"); including Win32, WinCE, QNX, Linux, Solaris Palm, Apple OS 10+, Symbian Nokia Series 60 (operating systems).  Supported operating systems (“OSs”) (these are the chips) include: Analog Devices’ Blackfin, ARM 7, ARM 9, Epson S1C33 Family, Renesas, Intel, MIPS, Motorola, NeoMagic’s MiMagic3, MiMagic5, TI OMAP1510, Sun Sparc, FreeScale iMXL, Samsung S3C, FreeScale mCore and Power PC.

Types of Microprocessors	Types of Operating Systems
	Win32	WinCE	QNX	Linux	Solaris	Apple OS 10+	Symbian Nokia Series 60	No OS Support Required
Analog Devices Blackfin								X
ARM 7 ARM 9		X X		X			X	X
Epson S1C33 Family								X
Renasas SH-3 SH-4		X X	X					X
Intel SA-1110 XScale X86	X	X X	X X	X X
MIPS MIPS R4XXX		X
Motorola PPC 5100/5200			X	X
NeoMagic MiMagic3 (NMS7210) MiMagic5		X
TI OMAP1510 (ARM core)		X
Sun Sparc					X
Freescale iMXL (ARM)		X
Samsung S3C ARM		X
FreeScale mCore								X
Power PC						X

RECENT DEVELOPMENTS

The Breckenridge Fund LLC – Amended Settlement Agreement

In February 2008, the Company entered into an amended settlement agreement with The Breckenridge Fund LLC (“Breckenridge”) under which the Company agreed to pay Breckenridge $540,000.  The Company has paid Breckenridge $242,500 and is obligated to pay the balance of $297,500 at the rate of $42,500 per month.

Investment Transaction

Between December 31, 2007 and March 31, 2008, the Company received an aggregate of $250,000 from two investors in connection with an investment in the Company.  The Company and the investors are negotiating the terms of the investment, which will be disclosed once the terms have been finalized and documents have been signed.

Resignations of Thomas A. Murdock and William A. Maasberg, Jr.

On Wednesday, March 5, 2008, Thomas A. Murdock resigned as Chairman of the Board, President, and Chief Executive Officer of the Company.  Additionally, Mr. Murdock resigned all officer and director positions he held with Fonix Speech, Inc., Fonix/AcuVoice, Inc., Fonix/Papyrus Corporation, Fonix UK, Ltd., and Fonix Sales, Korea Group, Ltd., all subsidiaries of the Company.

Additionally, William A. Maasberg resigned as director of the Company on Wednesday, March 5, 2008, and as Chief Operating Officer on March 31, 2008.

Appointment of New Chairman, President, and Chief Executive Officer

In connection with the resignation of Messrs. Murdock and Maasberg, the Company appointed Roger D. Dudley, who was serving as the Company’s Executive Vice President and Chief Financial Officer, as the Company’s Chairman, President, and Chief Executive Officer.  Mr. Dudley will continue to serve as Chief Financial Officer.  Following the resignations of Messrs. Murdock and Maasberg, Mr. Dudley is the sole director of the Company.

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

We had net income of $14,959,000 for December 31, 2007, and net losses $21,943,000 and $22,631,000 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2007, we had an accumulated deficit of $277,943,000, negative working capital of $34,384,000, derivative liabilities of $20,742,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock,  Series E Convertible Debentures and Series B Preferred Stock of our subsidiary, accrued liabilities and accrued settlement obligation of $5,045,000, accounts payable of $1,532,000 and current portion of notes payable of $3,833,000, Series E debentures of $1,754,000 and deferred revenues of $445,000.

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

As of December 31, 2007, we had debt obligations of $8,291,000, accrued liabilities and accrued settlement obligation of $5,045,000 and vendor accounts payable of approximately $1,532,000. At present, our revenues from existing licensing arrangements and Speech Product sales are not sufficient to offset our ongoing operating expenses or to pay in full our current debt obligations.

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

The Company does not have cash sufficient to pay the Breckenridge Judgment.  The Company presently does not have resources to acquire cash to pay the Breckenridge Judgment.  However, we have entered into a settlement agreement to pay the balance due Breckenridge under the Breckenridge Judgment of $297,500 at the rate of $42,500 for seven consecutive months.  As of the date of this report the balance owed was $255,000.

If the Company continues to be unable to obtain resources sufficient to pay the Breckenridge Judgment, or a lesser amount agreed to as a result of further settlement discussions, Breckenridge could attempt to collect the balance due under the Breckenridge Judgment by attaching and executing on property of the Company, subject to existing security interests.  Such collection activity could be disruptive to the Company’s business and future prospects.  Management may have to devote considerable time to defending against Breckenridge collection activities.  There is substantial risk, therefore, that the existence of the Breckenridge Judgment and all collection activity arising in connection with the judgment could adversely affect our business, operations and financial condition and we may be forced to curtail our operations, sell part or all of our assets or seek protection under bankruptcy laws.

We currently do not have access to an equity line facility, which could have a material adverse effect on our ability to continue operations.

Between 2000 and 2006, we relied substantially on equity lines of credit for financing our operations. Pursuant to these equity lines, we historically have drawn funds against the equity line and put shares of our Class A common stock to the equity line investor in repayment of the draws. In light of current SEC regulations and interpretations by the SEC, we terminated the Seventh Equity Line in January 2007 and as of the date of this Report, we did not have access to an equity line of credit or similar financing arrangements. Although we are seeking to negotiate additional financing sources and reviewing our options, there can be no guarantee that we will be able to enter into arrangements for financing that will be on terms that will be satisfactory to us. Any inability to enter into new financing arrangements could have a material adverse impact on our ability to continue our operations, and we may be required to seek protection under the bankruptcy laws.

If we do not receive additional capital when and in the amounts needed in the near future, our ability to continue as a going concern is in substantial doubt.

We previously established six equity lines of credit with an unaffiliated third party (the “Equity Line Investor”) upon which we drew to pay operating expenses.  We terminated the Seventh Equity Line agreement January 2007, in light of regulatory changes, and we do not anticipate that we will be able to enter into another similar financing arrangement in the near future.  We have issued two convertible debentures which are convertible into shares of our Class A common stock, but we will need to receive additional capital in the near future to be able to continue as a going concern.

Holders of Fonix Class A common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of Class A common stock in connection with conversions of the outstanding Debentures.

The following table describes the number of shares of Class A common stock that would be issuable, assuming that the full principal amount of the Southridge Debenture and the McCormack Debenture were converted into shares of our Class A common stock as of March 31, 2008 (irrespective of the availability of registered shares), and further assuming that the applicable conversion price at the time of such put were the following amounts:

Hypothetical Conversion Price	Shares issuable upon Conversion of Southridge Debenture (Principal amount of $850,000)	Shares issuable upon Conversion of McCormack Debenture (Principal amount of $1,039,000)	Total shares issuable upon conversion of outstanding Debentures
$0.0001	8,500,000,000	10,390,000,000	18,890,000,000
$0.0002	4,250,000,000	5,195,000,000	9,445,000,000
$0.0003	2,833,333,333	3,463,333,333	6,296,666,666
$0.0005	1,700,000,000	2,078,000,000	3,778,000,000
$0.001	850,000,000	1,039,000,000	1,889,000,000
$0.002	425,000,000	519,500,000	944,500,000
$0.005	170,000,000	207,800,000	377,800,000

Given the formulas for calculating the shares to be issued in connection with conversions of the Southridge Debenture and the McCormack Debenture, there effectively is no limitation on the number of shares of Class A common stock which may be issued in connection with conversions of the Southridge Debenture and the McCormack Debenture, except for the number of shares available for issuance under the Company’s Certificate of Incorporation.  As such, shareholders are subject to the risk of substantial dilution to their interests as a result of our issuance of shares in connection with conversions of the Southridge Debenture and the McCormack Debenture.

Holders of Fonix Class A common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of Class A common stock in connection with conversions of the outstanding series of preferred stock.

The following table describes the number of shares of Class A common stock that would be issuable, assuming that the full principal amount of the various series of preferred stock listed were converted into shares of our Class A common stock as of March 31, 2008 (irrespective of the availability of registered shares or conversion limitations imposed by the applicable certificates of designation), and further assuming that the applicable conversion price at the time of such put were the following amounts:

Hypothetical Conversion Price	Shares issuable upon Conversion of Series L Preferred Stock (1,519 shares outstanding)	Shares issuable upon Conversion of Series M Preferred Stock (150 shares outstanding)	Shares issuable upon Conversion of Series N Preferred Stock (1,350 shares outstanding)	Shares issuable upon Conversion of Fonix Speech Series B Preferred Stock* (125 shares outstanding)	Total shares issuable upon conversion of outstanding Preferred Stock
$0.0001	151,900,000,000	15,000,000,000	13,500,000,000	12,500,000,000	192,900,000,000
$0.0002	75,950,000,000	7,500,000,000	6,750,000,000	6,250,000,000	96,450,000,000
$0.0003	50,633,333,333	5,000,000,000	4,500,000,000	4,166,666,666	64,299,999,999
$0.0005	30,380,000,000	3,000,000,000	2,700,000,000	2,500,000,000	38,580,000,000
$0.001	15,190,000,000	1,500,000,000	1,350,000,000	1,250,000,000	19,290,000,000
$0.002	7,595,000,000	750,000,000	675,000,000	625,000,000	9,645,000,000
$0.005	3,038,000,000	300,000,000	270,000,000	250,000,000	3,858,000,000

*	The Fonix Speech Series B Preferred Stock is convertible into shares of Fonix Corporation Class A common stock.

Given the formulas for calculating the shares to be issued in connection with conversions of the various series of preferred stock, there effectively is no limitation on the number of shares of Class A common stock which may be issued in connection with conversions of the outstanding shares of preferred stock, except for the number of shares available for issuance under the Company’s Certificate of Incorporation.  As such, shareholders are subject to the risk of substantial dilution to their interests as a result of our issuance of shares in connection with conversions of the series of preferred stock listed above.

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

Downward pressure on the market price of the Class A common stock that likely will result from sales of the Class A common stock by Southridge issued in connection with a conversions of the Southridge Debenture could encourage short sales of Class A common stock by market participants other than Southridge.  Generally, short selling means selling a security, contract or commodity not owned by the seller.  The seller is committed to eventually purchase the financial instrument previously sold.  Short sales are used to capitalize on an expected decline in the security's price.  As Southridge converts principal amount of the Southridge Debenture, we issue shares to Southridge, which Southridge then sells into the market.  Additionally, as the holders of the various serides of preferred stock convert their preferred shares into Common Stock, those Common shares may be sold into the market as well.  Such sales could have a tendency to depress the price of the stock, which could increase the potential for short sales.

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

Certain restrictions on the extent of conversions of the Southridge Debenture or our various series of preferred stock may have little, if any, effect on the adverse impact of our issuance of shares in connection with such convertible securities, and as such, such selling shareholders may sell a large number of shares, resulting in substantial dilution to the value of shares held by existing shareholders.

Southridge has agreed, subject to certain exceptions listed in the Southridge Debenture, to refrain from converting amounts of the Debenture which would result in Southridge owning more than 4.999% of the then-outstanding shares of Class A common stock.  Similarly, the certificates of designation for the various series of convertible preferred stock contain conversion limitations except in certain circumstances that prohibit conversions equal to more than 4.999% of outstanding common stock, except in certain circumstances.  These restrictions, however, do not prevent these security holders from selling shares of Class A common stock received in connection with a conversion, and then receiving additional shares of Class A common stock in connection with a subsequent conversion.  In this way, these security holders could sell more than 4.999% of the outstanding Class A common stock in a relatively short time frame while never holding more than 4.999% at one time.

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

We are dependent on the knowledge, skill and expertise of several key scientific and business development employees, including Dale Lynn Shepherd and R. Brian Moncur; and executive officer,  Roger D. Dudley.  The loss of any of the key personnel listed above could materially and adversely affect our future business efforts.  Although we have taken reasonable steps to protect our intellectual property rights including obtaining non-competition and non-disclosure agreements from all of our employees and independent contractors, if one or more of our key scientific employees, executive employees or independent contractors resigns from Fonix to join a competitor, to the extent not prohibited by such person's non-competition and non-disclosure agreement, the loss of such personnel and the employment of such personnel by a competitor could have a material adverse effect on us.  We do not presently have any key man life insurance on any of our employees.

As of the date of this Report, our board of directors consisted of one individual, and we had only one executive officer.  As such, management of the Company is consolidated in one individual.

On Wednesday, March 5, 2008, Thomas A. Murdock resigned as Chairman of the Board, President, and Chief Executive Officer of the Company.  Mr. Murdock also resigned all officer and director positions he held with Fonix Speech, Inc., Fonix/AcuVoice, Inc., Fonix/Papyrus Corporation, Fonix UK, Ltd., and Fonix Sales, Korea Group, Ltd., all subsidiaries of the Company.  Additionally, on Wednesday, March 5, 2008, William A. Maasberg resigned as director of the Company, although he continued to serve as our Chief Operating Officer until March 31, 2008.  In connection with the resignation of Messrs. Murdock and Maasberg, the Company appointed Roger D. Dudley, who was serving as the Company’s Executive Vice President and Chief Financial Officer, as the Company’s Chairman, President, and Chief Executive Officer.  Mr. Dudley will continue to serve as Chief Financial Officer.  Following the resignations of Messrs. Murdock and Maasberg, Mr. Dudley is the sole director of the Company.

Although our bylaws and Delaware corporate law permit the continuation of business with a sole director, this situation results in an absence of the typical checks and balances that are present where a board of directors consists of even two individuals.  Additionally, although we have in place controls and procedures relating to the operation of the Company, the positions of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal accounting officer) are held by one individual, again resulting in the absence of checks and balances.  Such consolidation of management roles may also subvert certain of our operational controls and procedures.

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

Presently, there are a limited number of commercially available Speech Products incorporating our Core Technologies.  For Fonix to be ultimately successful, sales from these Speech Products must be substantially greater.  An additional element of our business strategy is to achieve revenues through strategic alliances, co-development arrangements, and license arrangements with third parties.  For example, we have entered into licensing and joint-marketing agreements with Sony, Electronic Arts, Microsoft, Epson, Casio, Canon, Ubisoft, OC3, Harmonix, and others.  These agreements provide for joint marketing and application development for end-users or customers.  To date, these agreements have not produced significant revenues.  There can be no assurance that these collaboration agreements will produce license or other agreements which will generate significant revenues for us.

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

ITEM 3.	LEGAL PROCEEDINGS

Breckenridge Complaint – On June 6, 2006, The Breckenridge Fund LLC (“Breckenridge”) filed a complaint against the Company in the Supreme Court of the State of New York, County of Nassau (the “Court”), in connection with a settlement agreement between the Company and Breckenridge entered into in September 2005. In the Complaint, Breckenridge alleged that the Company failed to pay certain amounts due under the settlement agreement in the amount of $450,000. The Company denied the allegations of Breckenridge’s complaint and filed a motion for summary judgment.  Breckenridge also filed for summary judgment on its complaint.

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

The Court’s judgment dated as of March 15, 2007, stated that the Company owed an aggregate of $1,602,000 to Breckenridge.  The Company has accrued for this settlement in the accompanying financial statements.  In February 2008, the Company entered into an amended settlement agreement with Breckenridge under which the Company agreed to pay Breckenridge $540,000.  The Company has paid Breckenridge $242,500 and is obligated to pay the balance of $297,500 at the rate of $42,500 per month.

Hite Development Corporation v. Fonix Corporation, Third District Court, Salt Lake County (Civil No. 070900883).  In January 2007, Hite Development Corporation (“Hite”) brought a lawsuit against the Company claiming breach of contract and breach of the covenant of good faith and fair dealing, alleging that the Company failed to make certain payments under a settlement agreement with Hite dating from March 2005.  The complaint seeks approximately $33,000 plus interest.  The Company filed its answer in May 2007.  The case is currently in the discovery phase.  The Company intends to defend against the claims in the complaint.

RR Donnelley Receivables Inc. v. Fonix Corporartion, Third District Court, Salt Lake County (Civil No. 070412088).  In July 2007, RR Donnelley Receivables Inc. (“Donnelly”) brought a lawsuit against the Company for alleged failure to pay for services provided.  The complaint seeks approximately $21,000 plus interest.  The Company filed its answer in August 2007, and filed a motion to dismiss the action in December 2007.  That motion is currently pending before the court.  If the Company’s motion to dismiss is denied, the Company intends to defend against the claims in the complaint.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting of Shareholders

On January 17, 2008, Fonix Corporation held its Annual Meeting of Shareholders in Salt Lake City, Utah.  The record date for the meeting was November 19, 2007, on which date there were 3,571,901,184 shares of our class A common stock outstanding.

The first matter voted upon at the meeting was the election of directors.  The following directors were elected:

DIRECTOR	SHARES VOTED IN FAVOR	SHARES VOTED AGAINST
Thomas A. Murdock	1,694,934,207	951,079,468
Roger D. Dudley	1,704,021,903	941,991,772
William A. Maasberg, Jr.	1,705,404,363	940,609,312

The second matter voted upon at the meeting was the approval of the Board of Directors’ selection of Hansen, Barnett & Maxwell as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.  The results of the voting were 2,141,121,105 shares in favor, 407,952,028 shares against and 96,940,542 shares abstaining.

The third matter voted upon at the meeting was the approval of an amendment to the Company’s Certificate of Incorporation to increase our authorized capital from 5,000,000,000 shares of common stock to 20,000,000,000 shares of common stock.  The results of the voting were 1,341,320,776 shares in favor, 1,260,005,456 shares against and 44,687,443 shares abstaining.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our Class A common stock is listed on the OTC Bulletin Board under the trading symbol FNIX.  The following table shows the range of high and low sales price information for our Class A common stock as quoted on the OTC Bulletin Board for the calendar years 2006 and 2007 and for the first quarter of 2008.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Calendar Year
	2008		2007		2006
	High	Low	High	Low	High	Low

First Quarter	$0.0004	$0.0001	$0.0028	$0.0013	$0.003	$0.015
Second Quarter			$0.0025	$0.0009	$0.002	$0.008
Third Quarter			$0.0013	$0.0004	$0.009	$0.005
Fourth Quarter			$0.0016	$0.0002	$0.005	$0.003

The high and low sales prices for our Class A common stock on March 31, 2008, were $0.0003 and $0.0002, respectively.  As of March 31, 2008, there were 5,752,687,745 shares of Fonix Class A common stock outstanding, held by approximately 1,425 holders of record and approximately 26,000 beneficial holders.  This number of beneficial holders represents an estimate of the number of actual holders of our stock, including beneficial owners of shares held in "nominee" or "street" name.  The actual number of beneficial owners is not known to us.

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

Recent Sales of Unregistered Equity Securities

Equity Lines of Credit – For the year ended December 31, 2005, we issued 5,480,405 shares of Class A common stock to the Equity Line Investor in full satisfaction of an outstanding put under the Fifth Equity Line of $655,000.  The shares were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The resales of the shares were subsequently registered under a registration statement on Form S-2.

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

As of December 31, 2007, there were no shares of Series I Preferred Stock outstanding.

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

As of December 31, 2007, there were no shares of Series J Preferred Stock outstanding.

Series K Preferred Stock – Effective February 3, 2006, the Company’s Board of Directors approved the designation and issuance of Series K 5% Convertible Preferred Stock (the “Series K Preferred Stock”). The Series K Preferred Stock entitled the holder to receive dividends in an amount equal to 5% of the stated value of the then-outstanding balance of shares of Series K Preferred Stock.  The dividends were payable in cash or shares of our Class A common stock, at our option.

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

As of December 31, 2007, there were no shares of Series K Preferred Stock outstanding.

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

For the year ended December 31, 2006, we issued 489,870,090 shares of our Class A common stock upon conversion of 142 shares of our Series L Preferred Stock

For the year ended December 31, 2007, we issued 2,777,153,204 shares of our Class A common stock upon conversion of 173 shares of our Series L Preferred Stock

Subsequent to December 31, 2007 and through March 31, 2007, we issued 1,404,251,012 shares of our Class A common stock upon conversion of 16 shares of our Series L Preferred Stock.

As of December 31, 2007, there were 1,535 shares of Series L Preferred Stock outstanding.

Series M Preferred Stock – On April 4, 2007, the Company entered into a Series M 9% Convertible Preferred Stock Exchange Agreement (the “Exchange Agreement”) with Sovereign Partners, LP (“Sovereign”). Pursuant to the Exchange Agreement, Sovereign exchanged 150 shares of the Company’s Series L Preferred Stock for 150 shares of the Company’s Series M 9% Convertible Preferred Stock (the “Series M Preferred Stock”).

The Series M Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series M Preferred Stock. The dividends are payable in cash or shares of the Company’s Class A common stock, at the Company’s option.

The Series M Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price which is the lower of (A) 80% of the average of the two (2) lowest closing bid prices for the twenty-day trading period prior to the conversion date, or (B) $0.004.

Because the shares of Series M were issued in exchange for the outstanding shares of Series L Preferred Stock, we did not receive any proceeds in connection with the issuance of the Series M Preferred Stock.

Under the Exchange Agreement and the Series M Terms, Sovereign or its assignees may convert shares of Series M Preferred Stock into shares of our common stock. The Company’s issuances of shares of common stock upon any conversion of the Series M Preferred Stock will be made without registration under the securities Act of 1933 (the “1933 Act”) in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

During the year ended December 31, 2007, and through March 31, 2008 there were no conversions of Series M Preferred Stock.

As of December 31, 2007, there were 150 shares of Series M Preferred Stock outstanding.

Series N Preferred Stock – On August 24, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company, Trillium Partners, LP (“Trillium”), and other unnamed future investors relating to the purchase and sale of the Company’s Series N 9% Convertible Preferred Stock (the “Series N Preferred Stock”) in the amount of $2,400,000.

Pursuant to the Purchase Agreement, the Company agreed to sell up to 2,400 shares of the Preferred Stock at a per share price of $1,000, to the various investors.  The gross proceeds to the Company, if all shares of the Series N Preferred Stock are sold, will be $2,400,000.  Trillium purchased 1,350shares between August 24, 2007 and December 31, 2007 of Preferred Stock pursuant to the Purchase Agreement, yielding gross proceeds to the Company of $1,350,000.  The Company anticipates that there will be additional sales to various investors of the Preferred Stock pursuant to the Purchase Agreement.

The shares of Preferred Stock are convertible into shares of the Company’s Class A common stock.  The shares may be converted into common stock of the Company at the option of the holder by using a conversion price which shall be eighty percent (80%) of the two (2) lowest closing bid prices over the twenty trading days prior to the conversion date.

The sale of the Preferred Stock was made without registration under the Securities Act of 1933 (the “1933 Act”) in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The Company’s issuances of shares of common stock upon any conversion of the Preferred Stock will be made without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

During the year ended December 31, 2007, there were no conversions of Series N Preferred Stock.  Subsequent to December 31, 2007, and through March 31, 2008, there were no conversions of our Series N Preferred Stock.

As of December 31, 2007, there were 1,350 shares of Series N Preferred Stock outstanding.

Fonix Speech, Inc., Series B Convertible Preferred Stock – On April 4, 2007, the Company entered into a Securities Purchase Agreement (the “FSI Agreement”) by and among the Company, Fonix Speech, Inc. (“FSI”), and Sovereign. FSI is a wholly owned subsidiary of the Company.

Pursuant to the FSI Agreement, FSI sold 125 shares of its Series B 9% Convertible Preferred Stock (the “FSI Preferred Stock”), at a per share price of $10,000, to Sovereign. The gross proceeds to FSI were $1,250,000.

The shares of FSI Preferred Stock are convertible into shares of the Company’s Class A common stock. The FSI Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price which is the lower of (A) 80% of the average of the two (2) lowest closing bid prices for the twenty-day trading period prior to the conversion date, or (B) $0.004.

The Company’s issuances of shares of common stock upon any conversion of the FSI Series B Preferred Stock will be made without registration under the securities Act of 1933 (the “1933 Act”) in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

During the year ended December 31, 2007, there were no conversions of FSI Series B Preferred Stock.  Subsequent to December 31, 2007, and through March  31, 2008, there were no conversions of FSI Series B Preferred Stock.

As of December 31, 2007, there were 125 shares of FSI Series B Preferred Stock outstanding.

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

There have been no repurchases of equity securities by Fonix during the years ended December 31, 2007, 2006 or 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial information set forth below is derived from our consolidated balance sheets and statements of operations as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003.  The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in this Report.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenues	$1,838,000	$1,329,000	$1,358,000	$1,229,000	$2,384,000
Cost of Revenues	141,000	18,000	70,000	33,000	1,029,000
Selling, general and administrative expenses	2,479,000	5,356,000	4,762,000	4,706,000	7,004,000
Legal settlement expense	–	–	2,080,000	–	–
Product development and research	1,572,000	2,143,000	2,196,000	2,559,000	5,141,000
Impairment loss on goodwill	2,631,000	–	–	–	302,000
Other expense, net	19,944,000	(4,508,000)	(1,044,00)	(543,000)	(2,451,000)
Gain (loss) from continuing operations, before equity in net loss of affiliate	14,959,000	(10,696,000)	(8,794,000)	(6,612,000)	(13,183,000)
Equity in loss of affiliate	–	–	–	–	(360,000)
Net gain (loss) from continuing operations	14,959,000	(10,696,000)	(8,794,000)	(6,612,000)	(13,543,000)
Net loss from discontinued operations	–	(11,247,000)	(13,837,000)	(8,536,000)	–
Net gain (loss)	14,959,000	(21,943,000)	(22,631,000)	(15,148,000)	(13,543,000)
Preferred stock dividends	(1,702,000)	(18,735,000)	(1,265,000)	(3,927,000)	–
Net gain (loss) attributable to common stockholders	13,257,000	(40,678,000)	(23,896,000)	(19,075,000)	(13,543,000)
Basic net income (loss) per common share from continuing operations	$0.01	$(0.04)	$(0.04)	$(0.12)	$(0.50)
Basic and diluted net loss per common share from discontinued operations	–	$(0.01)	$(0.05)	$(0.10)	–
Basic weighted average number of common shares outstanding	2,417,708,937	768,076,936	261,894,849	89,795,728	26,894,005
Diluted net income per common share from continuing operations	$0.00	–	–	–	–
Diluted weighted average number of common shares outstanding	100,629,394,604	768,076,936	261,894,849	89,795,728	26,894,005

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Current assets	$87,000	$9,000	$1,465,000	$2,120,000	$342,000
Total assets	211,000	2,805,000	9,293,000	19,000,000	3,173,000
Current liabilities	34,471,000	52,966,000	20,469,000	15,700,000	13,530,000
Long-term debt, net of current portion	3,556,000	2,988,000	4,050,000	5,358,000	40,000
Stockholders’ (deficit)	(37,816,000)	(53,149,000)	(15,226,000)	(2,058,000)	(10,397,000)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following Management’s discussion and Analysis of financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Fonix Corporation, our operations and our present business environment.  MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this report.  This overview summarizes MD&A, which includes the following sections:

•	Overview – a general description of our business and the markets in which we operate; our objective; our areas of focus; and challenges and risks of our business.

•	Significant Accounting Policies – a discussion of accounting policies that require critical judgments and estimates.

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

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.  This discussion should be read in conjunction with our financial statements as of December 31, 2007, and the year then ended and the notes accompanying those financial statements.

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

For the years ended December 31, 2007, 2006 and 2005, we generated revenues of  $1,838,000, $1,329,000 and $1,358,000, respectively; with income of $14,959,000 in 2007 and  net losses of $21,943,000 and $22,631,000, for 2006 and 2005 respectively, and had negative cash flows from operating activities of $2,312,000, $4,048,000 and $8,643,000, respectively.  As of December 31, 2007,  we had an accumulated deficit of $277,943,000, negative working capital of $34,384,000, derivative liabilities of $20,742,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock,  Series E Convertible Debentures and Series B Preferred Stock of our subsidiary, accrued liabilities and accrued settlement obligation of $5,045,000, accounts payable of $1,532,000 and current portion of notes payable of $3,833,000, Series E debentures of $1,754,000 and deferred revenues of $445,000.We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2008, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

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

Historically, our cash resources, limited to collections from customers, draws on equity lines of credit and loans, have not been sufficient to cover operating expenses.  We periodically engage in discussions with various sources of financing to facilitate our cash requirements including buyers of both debt and equity securities.  To date, no additional sources of funding offering terms superior to those available under equity lines have been implemented, and we rely on first, cash generated from operations, and second, cash provided through convertible debt financing arrangements.  We will need to generate approximately $2 to $3 million to continue operations for the next twelve months.  There can be no assurance that we will be able to obtain such financing or that, if we can obtain such financing, it will be on terms favorable to us.

As discussed above, on Wednesday, March 5, 2008, Thomas A. Murdock resigned as Chairman of the Board, President, and Chief Executive Officer of the Company.  Additionally, Mr. Murdock resigned all officer and director positions he held with Fonix Speech, Inc., Fonix/AcuVoice, Inc., Fonix/Papyrus Corporation, Fonix UK, Ltd., and Fonix Sales, Korea Group, Ltd., all subsidiaries of the Company.  Additionally, on Wednesday, March 5, 2008, William A. Maasberg resigned as director of the Company, and on Monday, March 31, 2008, Mr. Maasberg resigned as our Chief Operating Officer.

In connection with the resignation of Messrs. Murdock and Maasberg, the Company appointed Roger D. Dudley, who was serving as the Company’s Executive Vice President and Chief Financial Officer, as the Company’s Chairman, President, and Chief Executive Officer.  Mr. Dudley will continue to serve as Chief Financial Officer.  Following the resignations of Messrs. Murdock and Maasberg, Mr. Dudley is the sole director and executive officer of the Company.

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

Goodwill – Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs.  The testing for impairment requires the determination of the fair value of the asset or entity to which the goodwill relates (the reporting unit).  The fair value of a reporting  unit is determined based upon a weighting of the quoted market price of our common stock and present value techniques based upon estimated future cash flows of the reporting unit, considering future revenues, operating costs, the risk-adjusted discount rate and other factors.  Impairment is indicated if the fair value of the reporting unit is allocated to the assets and liabilities of that unit, with the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities assigned to the fair value of goodwill.  The amount of impairment of goodwill is measured by the excess of the goodwill’s carrying value over its fair value.  At December 31, 2007, we tested the carrying value of goodwill and determined that it was fully impaired.

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

Deferred revenue as of December 31, 2007, consisted of the following:

Description	Criteria for Recognition	December 31, 2007
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 445,000

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

Recently Enacted Accounting Standards

Business Combinations - In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations.” This accounting principle requires the fundamental requirements of acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; minority interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively. Earlier adoption is prohibited. Adoption is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

Noncontrolling Interests in Consolidated Financial Statements - In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  This accounting principle eliminates noncomparable accounting for minority interests. Specifically, minority interests are presented as a component of shareholders’ equity; consolidated net income includes amounts attributable to both the parent and minority interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; elimination of purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests; and recognition of deconsolidated controlling interest based on fair value consistent with Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively, however presentation and disclosure will be adopted retrospectively for all periods presented. Earlier adoption is prohibited. Adoption is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

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

Results of Continued Operations

Fiscal Year 2007 Compared to 2006

During 2007, we recorded revenues of $1,838,000, an increase of $509,000 from $1,329,000 in 2006.  The increase was primarily due to increased licensing revenue of $287,000, increased royalties of $324,000, partially offset by decreased non-recurring engineering speech revenues of $102,000.

Cost of revenues was $141,000, an increase of $123,000 from $18,000 in 2006.  The increase is primarily due to the increased costs of third party royalty fees.

Selling, general and administrative expenses were $2,479,000 in 2007, a decrease of $2,877,000 from $5,356,000 in 2006.  The decrease is primarily due to the decreased bad debt expense of $1,214,000, decreased salary and wage expenses of $912,000, decreased other operating expense of $ 328,000, decreased legal and accounting fees of $213,000, decreased travel expenses of $206,000, decreased promotions of $27,000, decreased investor relations expenses of $23,000 and decreased depreciation expenses of $12,000 partially offset by increased occupancy related expenses of $43,000, increased taxes, licenses and permits of $10,000 and increased consulting expenses of $5,000.

We incurred research and product development expenses of $1,572,000 in 2007, a decrease of $571,000 from $2,143,000 in 2006.  The decrease was primarily due to an overall decrease in salaries and wage-related expenses of $489,000, decreased occupancy related expenses of $67,000, decreased travel expenses of $22,000, depreciation expenses of $15,000, partially offset by increased consulting expenses of $11,000 and increased other operating expenses of $11,000.

Other income (expense) was a gain of $19,944,000 for 2007, an increase of $24,452,000 from the expense of $4,508,000 for 2006.  The overall decrease was due to the gain on forgiveness of liabilities of $21,018,000, primarily resulting for the bankruptcy of the discontinued subsidiaries of $20,819,000, and a gain on derivative liability of $813,000 compared to the loss on derivative liability of $2,771,000, increased gain on forgiveness of liabilities of $199,000, partially offset by  an increase in interest expense of $150,000.

Fiscal Year 2006 Compared to 2005

During 2006, we recorded revenues of $1,329,000, a decrease of $29,000 from $1,358,000 in 2005.  The decrease was primarily due to decreased non-recurring engineering speech revenues of $133,000, partially offset by increased royalties of $104,000.

Cost of revenues was $18,000, a decrease of $52,000 from $70,000 in 2005.  The decrease is primarily due to the decreased costs of third party royalty fees.

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

Net interest and other income and expense was $4,508,000 for 2006, an increase of $3,464,000 from $1,044,000 for 2005.  The overall increase was due to the loss on derivative liability of $2,771,000, increase in interest expense of $439,000, decreased gain on forgiveness of liabilities of $142,000, decreased gain on sale of investments of $104,000 and decreased interest income of $8,000.

Selected Quarterly Operations Data

The following tables set forth selected unaudited statement of operations data for each of the quarters in the years ended December 31, 2007 and 2006.  This data has been derived from our unaudited financial statements that have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in connection with the financial statements and the related notes.  Our quarterly operating results have varied substantially in the past and may vary substantially in the future.  Conclusions about our future results for any period should not be drawn from the selected unaudited statement of operations data, either for any particular quarter or taken as a whole.

	For the Quarter Ended
	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007
	(Unaudited)
Net sales	$360,000	$644,000	$339,000	$495,000
Gross profit	353,000	572,000	285,000	487,000
Net gain/loss from continuing operations	(787,000)	(1,061,000)	(585,000)	17,392,000
Preferred stock dividends	(410,000)	(431,000)	(434,000)	(427,000)
Net gain/loss attributable to common stockholders	(1,197,000)	(1,492,000)	(1,019,000)	16,965,000
Basic gain (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$0.01
Diluted gain per common share	--	--	--	$0.00

	For the Quarter Ended
	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006
	(Unaudited)
Net sales	$272,000	$366,000	$386,000	$305,000
Gross profit	267,000	365,000	380,000	299,000
Net loss from continuing operations	(1,851,000)	(1,849,000)	(4,486,000)	(2,510,000)
Net loss from discontinued operations	(2,230,000)	(2,656,000)	(6,361,000)	--
Preferred stock dividends	(1,849,000)	(254,000)	(16,192,000)	(440,000)
Net loss attributable to common stockholders	(5,930,000)	(4,759,000)	(27,039,000)	(2,950,000)
Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Liquidity and Capital Resources

We must raise additional funds to be able to satisfy our cash requirements during the next 12 months.  It is anticipated that we will need to raise approximately $2 to $3 million over the next 12 months to meet obligations and continue our product development, corporate operations and marketing expenses.  Because we presently have only limited revenue from operations, we intend to continue to rely primarily on financing through the sale of our equity and debt securities to satisfy future capital requirements until such time as we are able to enter into additional third-party licensing, collaboration, or co-marketing arrangements such that we will be able to finance ongoing operations from license, royalty, and sales revenue.  We are working with game developers and other potential licensors of our speech product offerings to develop additional revenue streams for our speech technologies.  There can be no assurance that we will be able to enter into such agreements.  Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of Fonix in connection with such financing could result in substantial additional dilution to the stockholders of Fonix.

Our cash resources are limited to collections from customers, proceeds from the issuance of preferred stock, and loan proceeds, and are only sufficient to cover current operating expenses and payments of current liabilities.  At December 31, 2007, we had negative working capital of $34,384,000, derivative liabilities of $20,742,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock,  Series E Convertible Debentures and Fonix Speech Series B Preferred Stock, accrued liabilities and accrued settlement obligation of $5,045,000, accounts payable of $1,532,000 and current portion of notes payable of $3,833,000, Series E debentures of $1,754,000 and deferred revenues of $445,000.

We had $1,838,000 in revenue and net income of $14,959,000 for the year ended December 31, 2007.  Net cash used in operating activities of $2,312,000 for the year ended December 31, 2007, resulted principally from the net gain incurred of $14,959,000, the gain on forgiveness of liabilities of $21,018,000, the gain on derivative liability of $813,000, decreased deferred revenues of $15,000, decreased accrued payroll of $3,000, partially offset by the impairment of goodwill of $2,361,000, non-cash accretion of the discount on notes payable of $1,068,000, increased other accrued liabilities of $805,000, depreciation expense of $32,000, increased accounts payable of $28,000, decreased other assets of $9,000, and decreased prepaid expenses and other current assets of $5,000, and.  Net cash used in investing activities was zero for the year ended December 31, 2007.  Net cash provided by financing activities of $2,333,000 consisting primarily of the receipt of $1,350,000 in cash related to the sale of shares of Series N preferred stock, the receipt of $1,250,000 in cash related to the sale of shares of Fonix Speech Series B preferred stock, proceeds from notes payable of $450,000 and $102,000 in proceeds from related party notes, partially offset by payments on accrued settlement obligation of $819,000.

We had negative working capital of $34,384,000 at December 31, 2007, compared to negative working capital of $52,957,000 at December 31, 2006.  Current assets increased by $78,000 to $87,000 from $9,000 from December 31, 2006, to December 31, 2007.  Current liabilities decreased by $18,495,000 to $34,471,000 from $52,966,000 during the same period.  The change in working capital from December 31, 2006, to December 31, 2007, reflects, in part, the derivative related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock,  Series E Convertible Debentures and Fonix Speech Series B Preferred Stock,  the gain on forgiveness of liabilities of which $20,819,000 is related to discontinued operations, and increases in current portion of notes payable, accrued liabilities and accounts payable, partially offset by decreases in accrued settlement obligation due to payments made during the year ended December 31, 2007.  Total assets were $211,000 at December 31, 2007, compared to $2,805,000 at December 31, 2006.

Notes Payable Related Parties

During 2002, two of our then executive officers, Roger D. Dudley and Thomas A. Murdock (the “Lenders”) sold shares of our Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to us under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in our operations.  The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, was originally due and payable on June 10, 2003.  Fonix and the Lenders have agreed to postpone the maturity date on several occasions.  The note was due September 30, 2006.  All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of our shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During 2004, we entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between us and the note holders.  We classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004.  We made principal payments against the note of $253,000 during the year ended December 31, 2004.  During the year ended December 31, 2005, we received an additional advance of $50,000 under the note from the Lenders.  The balance due the Lenders at December 31, 2005, was $486,000.  For the year ended December 31, 2006, we received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the year ended December 31, 2007, the Company received additional advances of $102,000.  The balance due at September 30, 2007, was $902,000.

The aggregate advances of $902,000 are secured by the Company’s intellectual property rights and stock of Fonix Speech.  As of  December 31, 2007, the Lenders had not converted any of the outstanding balance or interest into common stock.  However, on March 24, 2008, the Lenders converted $10,000 into 53,913,701shares of our common stock for the benefit of one of the Lenders, Thomas A. Murdock.

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

On September 27, 2005, we agreed with Breckenridge to settle and discontinue the three pending legal actions between us and Breckenridge.  The three actions pending in the Supreme Court of New York, Nassau County, involved (i) the Company’s claims against Breckenridge for the improper transfer to and subsequent sale of shares of the Company’s common stock by Breckenridge; (ii) Breckenridge’s claims against the Company for failure to honor conversion notices or properly issue shares upon conversion of the Company’s Series I 8% Convertible Preferred Stock (the “Series I Preferred”) by Breckenridge; and (iii) Breckenridge’s claims that the Company breached agreements in connection with the Series I Preferred, and that pursuant to a security agreement, Breckenridge was entitled to damages and possession of the pledged collateral (collectively, the “Breckenridge Lawsuits”).

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

The Court’s judgment dated as of March 15, 2007, states that the Company owes an aggregate of $1,602,000 to Breckenridge.  The Company has accrued for this settlement in the accompanying financial statements.

In February 2008, the Company entered into an amended settlement agreement with Breckenridge under which the Company agreed to pay Breckenridge $540,000.  The Company has paid Breckenridge $242,500 and is obligated to pay the balance of $297,500 at the rate of $42,500 per month.

Equity Lines of Credit

We have previously entered into several equity lines of credit with Queen, LLC (the “Equity Line Investor”).  The two most recent were the Sixth Equity Line of Credit and the Seventh Equity Line of Credit.

Sixth Equity Line of Credit – As of November 15, 2004, we entered into a sixth private equity line agreement (the "Sixth Equity Line Agreement") with the Equity Line Investor, on terms substantially similar to those of the previous equity lines.  Under the Sixth Equity Line Agreement, we had the right to draw up to $20,000,000 against an equity line of credit ("the Sixth Equity Line") from the Equity Line Investor.  We were entitled under the Sixth Equity Line Agreement to draw certain funds and to put to the Equity Line Investor shares of our Class A common stock in lieu of repayment of the draw.  The number of shares to be issued was determined by dividing the amount of the draw by 90% of the average of the two lowest closing bid prices of our Class A common stock over the ten trading days after the put notice was tendered.

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

Stock Options and Warrants

For the year ended December 31, 2007, we granted no options to employees to purchase.  As of December 31, 2007, we had a total of 376,500 options to purchase Class A common stock outstanding.

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

During 2006, we granted options to purchase 58,000 shares of Class A common stock in addition to the option granted in connection with the option exchange program described above.  The options were granted at exercise prices ranging from $0.01 to $0.02.  All options were granted at the quoted market price on the date of grant.  All options granted vest over three years following issuance.  If not exercised, all options expire within ten years from the date of grant.

As of December 31, 2007, we had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

Summary of Contractual Obligations

The following summary reflects payments due under long-term obligations as of December 31, 2007:

	Total	Less Than One	One to Three	Three to Five	More than Five
Notes payable	$11,166,000	$4,735,000	$6,431,000	$--	--
Operating lease obligations	832,000	312,000	520,000	--	--
Series E debentures	1,755,000	-- --	--	1,755,000	--
Preferred stock dividends	8,900,000	1,780,000	3,560,000	3,560,000	**
Total contractual cash obligations	$22,653,000	$6,827,000	$10,511,000	$5,315,000

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

As noted above, as of December 31, 2007, we had an accumulated deficit of $277,943,000, negative working capital of $34,384,000, derivative liabilities of $20,742,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock,  Series E Convertible Debentures and Series B Preferred Stock of our subsidiary, accrued liabilities and accrued settlement obligation of $5,045,000, accounts payable of $1,532,000 and current portion of notes payable of $3,833,000, Series E debentures of $1,754,000 and deferred revenues of $445,000.  Further, on March 15, 2007, the New York State trial court entered the Breckenridge Judgment in the amount of $1,602,000.  However, we have entered into a settlement agreement to pay the balance due Breckenridge under the Breckenridge Judgment of $297,500 at the rate of $42,500 for seven consecutive months.  As of the date of this report the balance owed was $255,000.  Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing speech license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through debt instruments.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  As we have noted in our previous annual reports and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

As discussed in other sections of this Annual Report, on Wednesday, March 5, 2008, Thomas A. Murdock resigned as Chairman of the Board, President, and Chief Executive Officer of the Company.  Mr. Murdock also resigned all officer and director positions he held with Fonix Speech, Inc., Fonix/AcuVoice, Inc., Fonix/Papyrus Corporation, Fonix UK, Ltd., and Fonix Sales, Korea Group, Ltd., all subsidiaries of the Company.  Additionally, on Wednesday, March 5, 2008, William A. Maasberg resigned as director of the Company, on Friday, March 31, 2008, Mr. Maasberg resigned as the Company’s Chief Operating Officer.

In connection with the resignation of Messrs. Murdock and Maasberg, the Company appointed Roger D. Dudley, who was serving as the Company’s Executive Vice President and Chief Financial Officer, as the Company’s Chairman, President, and Chief Executive Officer.  Mr. Dudley will continue to serve as Chief Financial Officer.  Following the resignations of Messrs. Murdock and Maasberg, Mr. Dudley is the sole director and sole executive officer of the Company.

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

Forward-looking statements made in this Report are made based upon management’s good faith expectations and beliefs concerning future developments and their potential effect upon Fonix.  There can be no assurance that future developments will be in accordance with such expectations, or that the effect of future developments on Fonix will be those anticipated by management.  Forward-looking statements may be identified by the use of words such as “believe,” “expect,” “plans,” “strategy,” “prospects,” “estimate,” “project,” “anticipate,” “intends” and other words of similar meaning in connection with a discussion of future operating or financial performance.

You are cautioned not to place undue reliance on these forward looking statements, which are current only as of the date of this Report.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  Many important factors could cause actual results to differ materially from management’s expectations, including those listed in the “Certain Significant Risk Factors” Section of this report, as well as the following:

•	unpredictable difficulties or delays in the development of new products and technologies;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in Fonix's markets;

•	pricing changes to our supplies or products or those of our competitors, and other competitive pressures on pricing and sales;

•	difficulties in obtaining or retaining the management, engineering, and other human resource competencies that we need to achieve our business objectives;

•	the impact on Fonix or a subsidiary from the loss of a significant customer or a significant number of customers;

•	risks generally relating to our international operations, including governmental, regulatory or political changes;

•	transactions or other events affecting the need for, timing and extent of our capital expenditures; and

•	the extent to which we reduce outstanding debt.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9A.	CONTROLS AND PROCEDURES

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or Rule 15d-(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive officer and principal financial officer and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management determined that, as of December 31, 2007, we maintained effective internal control over financial reporting based on those criteria.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information concerning the executive officers and directors of Fonix as of March 31, 2008:

Name	Age	Position

Roger D. Dudley	55	Director, Chief Executive Officer & Chief Financial Officer

All directors hold office until the next annual meeting of the stockholders of Fonix or until their successors have been elected and qualified.  Our officers are elected annually and serve at the pleasure of the Board of Directors.

As noted elsewhere in this report, Thomas A. Murdock served as President, Chief Executive Officer, and Chairman of the Company during 2007 and through his resignation on March 5, 2007.

As noted elsewhere in this Report, William A. Maasberg, Jr., served as a Director and Chief Operating Office of the Company during 2007 and through his resignation as a Director on March 5, 2008, and as Chief Operating Office on March 31, 2008.

ROGER D.  DUDLEY is a co-founder of Fonix and has served as an executive officer and member of our board of directors since June 1994.  Mr. Dudley currently serves as the Company sole Director, chief executive officer and chief financial officer.  After several years at IBM in marketing and sales, he began his career in the investment banking industry.  He has extensive experience in corporate finance, equity and debt private placements and asset management.

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
Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by regulation of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms which they file.  Based solely on its review of the copies of such forms furnished to us during the fiscal year ended December 31, 2007, we are aware of the following untimely filings:

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

Compensation Discussion and Analysis

The following is a discussion of the Company’s program for compensation of its named executive officers and directors.  During 2007, the compensation committee of the Board of Directors was responsible for determining the Company’s compensation program.  On March 5, 2008 Messrs. Murdock and Maasberg resigned as directors of the Company, and as such, Mr. Dudley, as the sole director as of the date of this Report was responsible for the Company’s compensation program.

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

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Grants ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation		Total ($)
Thomas A. Murdock Chief Executive Officer & President (2)	2007	$309,400	(1)	--	--	--	--	--	$10,210	(4)	$319,610
Roger D. Dudley Executive vice President & Chief Financial Officer (2)	2007	$309,400	(1)	--	--	--	--	--	$5,283	(4)	$314,683
William A. Maasberg, Jr. Chief Operating Officer (5)	2007	$61,129		--	--	--	--	--	--		$61,129

(1)	Due to cash flow difficulties, Messrs. Murdock and Dudley were not paid their full contracted rate of $309,400 for 2006, but were paid $97,465 and $107,198 respectively.

(2)
We have an executive employment agreement Mr.Dudley.  The expiration date is December 31, 2010.  The material terms of the executive employment agreement with Mr. Dudley are as follows: the annual base salary is $309,400 and may be adjusted upward in future years as deemed appropriate by the board of directors.

Mr. Dudley also is entitled to customary insurance benefits, office and support staff and an automobile allowance.  In addition, if Mr. Dudley is terminated without cause during the contract term, then all salary then and thereafter due and owing under the executive employment agreement shall, at the executive’s option, be immediately paid in a lump sum payment to the executive officer, and all stock options, warrants and other similar rights granted by us and then vested or earned shall be immediately granted to the executive officer without restriction or limitation of any kind.

The executive employment agreement contains a non-disclosure, confidentiality, non-solicitation and non-competition clause.  Under the terms of the non-competition clause, Mr. Dudley has agreed that for a period of one year after termination of his employment with us the executive will not engage in any capacity in a business which competes with or may compete with Fonix.

During 2007, the Company had an executive employment agreement with Mr. Murdock on terms that were identical to those in Mr. Dudley’s employment agreement.  However, as noted above, Mr. Murdock resigned form the Company on March 5, 2008.

(3)	As noted above, on March 5, 2008 Mr. Murdock resigned as the Company’s President and Chief Executive Officer.

(4)	These amounts relate to expenses paid by the Company for the use of automobiles for the named executive officers.

(5)	As noted above, Mr. Maasberg resigned as a director on March 5, 2008, and as Chief Operating Officer on March 31, 2008

GRANTS OF PLAN-BASED AWARDS
For Fiscal Year Ended December 31, 2007

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Thomas A. Murdock	N/A	--	--	--	--	--	--	--	--	--
Roger D. Dudley	N/A	--	--	--	--	--	--	--	--	--
William A. Maasberg, Jr.	N/A	--	--	--	--	--	--	--	--	--

For the year ended December 31, 2007, there were no grants of plan based awards.

OUTSTANDING EQUITY AWARDS AT FISCAL 2007 YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Thomas A. Murdock	101,250	--	--	$0.04	2010	--	$19	--	--
Roger D. Dudley	101,250	--	--	$0.04	2010	--	$19	--	--
William A. Maasberg, Jr.	27,500	--	--	$0.04	2010	--	$5	--	--

This table lists the securities underlying unexercised options as of December 31, 2007, and related information.

OPTION EXERCISES AND STOCK VESTED
For Fiscal Year Ended December 31, 2007

	Option Awards		Stock Awards
Name of Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Thomas A.. Murdock	--	--	--	--
Roger D. Dudley	--	--	--	--
William A. Maasberg, Jr.	--	--	--	--

For the year ended December 31, 2007, there were no option exercises.

PENSION BENEFITS
For Fiscal Year Ended December 31, 2007

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Thomas A. Murdock	N/A	--	--	--
Roger D. Dudley	N/A	--	--	--
William A. Maasberg, Jr.	N/A	--	--	--

For the year ended December 31, 2007, there were no pension benefits paid.  We do not currently have a pension plan.

NONQUALIFIED DEFERRED COMPENSATION
For Fiscal Year Ended December 31, 2007

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Thomas A. Murdock	--	--	--	--	--
Roger D. Dudley	--	--	--	--	--
William A. Maasberg, Jr.	--	--	--	--	--

For the year ended December 31, 2007, there was no non-qualified compensation.

DIRECTOR COMPENSATION
For Fiscal Year Ended December 31, 2007

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Thomas A. Murdock	--	--	--	--	--	--	--
Roger D. Dudley	--	--	--	--	--	--	--
William A. Maasberg, Jr.	--	--	--	--	--	--	--

For the year ended December 31, 2007, no compensation was paid to the directors for their service as directors.

Board of Directors Meetings, Committees and Director Compensation

Our board of directors took action at 3 duly noticed meetings of the board during 2007.  Each director attended (in person or telephonically) all of the meetings of Fonix’s board of directors.  During 2007, our board of directors had the following committees: Audit Committee, comprised of Messrs.  Dudley (chairman) and Maasberg; and Compensation Committee, comprised of Messrs.  Murdock (chairman) and Maasberg.  These standing committees conducted meetings in conjunction with meetings of the full board of directors.

On March 5, 2008, Messrs. Murdock and Maasberg resigned as directors of the Company.  Because Mr. Dudley is the sole remaining director, as of the date of this Report the Company had no board committees.

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

	2002	2003	2004	2005	2006	2007
FONIX CORPORATION	100.00	27.81	12.06	1.23	0.18	0.01
NASDAQ MARKET INDEX	100.00	150.36	163.00	166.58	183.68	201.91
SIC CODE INDEX - 7373	100.00	177.58	222.58	223.04	202.33	186.83

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March  31, 2008, the number of shares of Common Stock of Fonix beneficially owned by all persons known to be holders of more than five percent of our Common Stock and by the executive officers and directors of Fonix individually and as a group.    Unless indicated otherwise, the address of the stockholder is our principal executive offices, 9350 South 150 East, Suite 700, Sandy, Utah 84070.

Name and Address of 5% Beneficial Owners, Executive Officers, and Directors	Number of Shares Beneficially Owned	Percent of Class (1)
Roger D. Dudley Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Director	3,577,419,398(3)	38.34%
Thomas A. Murdock (2) Former Chairman of the Board & Former Chief Executive Officer	1,123,379,815(4)	13.34%
Officer and Director as a Group (1 person)	3,577,419,398	38.34%

(1)           Percentages rounded to nearest 1/100th of one percent.  Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of Common Stock listed for each such person in the table.

(2)           On March 5, 2008, Mr. Murdock resigned as the Company’s Chairman, President, and Chief Executive Officer.

(3)           Includes 40,000 shares of Common Stock deposited in a voting trust (the “Voting Trust”) as to which Mr. Dudley is the sole trustee and 3,641,923,077 shares of Common Stock issuable as of March 31, 2008, into the Voting Trust under a convertible promissory note (the “Convertible Note”) held by Mr. Murdock and Mr. Dudley.  Persons who have deposited their shares of Common Stock into the Voting Trust have dividend and liquidation rights (“Economic Rights”) in proportion to the number of shares of Common Stock they have deposited in the Voting Trust, but have no voting rights with respect to such shares.  All voting rights associated with the shares deposited into the Voting Trust are exercisable solely and exclusively by the Trustee of the Voting Trust.  The voting trust expires, unless extended according to its terms, upon the earlier to occur of (i)(a) the sale of all of the shares of common stock of the Company issued and issuable to the Shareholders upon conversion of the entire unpaid of the Note in accordance with the terms and conditions of the Note and the LOC Agreement; and (b) sale or distribution of the Shares Certificates to the Shareholders; or (ii)(a)the payment in full of the Note in accordance with the terms and conditions of the Note and the LOC Agreement; and (b) sale or distribution of the Shares Certificates to the Shareholders.  Although as the sole trustee of the Voting Trust Mr. Dudley exercises the voting rights of all of the shares deposited into the Voting Trust, and accordingly has listed all shares in the table above, he has no economic or pecuniary interest in any of the shares deposited into the Voting Trust except for 2,453,958,333 shares issuable as of March 31, 2008, under the Convertible Note as to which he will directly own Economic Rights when issued.  Also, (iv) includes 71 shares owned directly by Mr. Dudley, (v) options to purchase 101,250 shares of the Company’s Common Stock, and (vi) 20,000 shares held in the Voting Trust.

(4)           Includes (i) 1,123,339,744 common Stock issuable as of March 31, 2008, under the Convertible Note which will be deposited into the Voting Trust when issued, (ii) 71 shares owned directly by Mr. Murdock, and (iii) 40,000 shares held in the Voting Trust.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	376,500	$0.11	19,437,358
Equity compensation plans not approved by shareholders	--	--	--
Total	376,500	$0.11	19,437,358

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Loans from Senior Management to Company

During 2002, two of our executive officers (the “Lenders”) sold shares of our Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to us under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in our operations.  The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, was originally due and payable on June 10, 2003.  Fonix and the Lenders have agreed to postpone the maturity date on several occasions.  The note was due September 30, 2006.  As of March 19, 2008, we had not made payment against the outstanding balance due on the note. All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of Fonix at any time.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of our shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

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

During the fourth quarter of 2003, we made a principal payment of $26,000 against the outstanding balance of the promissory note.  During 2004, we entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between us and the note holders.  We classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004.  We made principal payments against the note of $253,000 during the year ended December 31, 2004.  During the year ended December 31, 2005, we received an additional advance of $50,000 under the note from the Lenders.  The balance due the Lenders at December 31, 2005 was $486,000.  For the year ended December 31, 2006 we received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the year ended December 31, 2007, the Company received additional advances of $102,000.  The balance due at December 31, 2007, was $902,000.

The aggregate advances of $902,000 are secured by the Company’s intellectual property rights and stock of Fonix Speech.  As of December 31, 2007, the Lenders had not converted any of the outstanding balance or interest into common stock.  However, on March 24, 2008, the Lenders converted $10,000 into 53,913,701shares of our common stock for the benefit of one of the Lenders, Thomas A. Murdock.

As of December 31, 2007, none of our directors were “independent directors” as each was employed by the Company as an executive officer, as discussed above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2007 and 2006, for professional services rendered by Hansen Barnett & Maxwell P.C., for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2007 and 2006 were $59,000 and $97,000, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2007 and 2006 for assurance and related services by Hansen Barnett & Maxwell P.C., that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2007 and 2006 were $0 and $19,000, respectively.

 (3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2007 and 2006, for professional services rendered by Hansen Barnett & Maxwell P.C. for tax compliance, tax advice, and tax planning, for those fiscal years were $1,000 and $1,000, respectively.  Services provided included preparation of federal and state income tax returns.

(4) ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006, for products and services provided by Hansen Barnett & Maxwell P.C. other than those services reported above, for those fiscal years were $10,000 and $0.  The other fees billed in 2007 related to Hansen Barnett & Maxwell’s participation in an audit of the Company’s 401K plan.  This participation was approved by the Board of Directors prior to commencement.  Hansen Barnett & Maxwell made no management decisions.

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

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules: None

	3.	Exhibits: The following Exhibits are filed with this Form 10-K pursuant to Item 601(a) of Regulation S-K:

Exhibit No. Description of Exhibit

	9	Amended and Restated Voting

	10.1	Separation Agreement between Fonix Corporation and Thomas A. Murdock

	22	Subsidiaries of Registrant

	31	Certification of President and Chief Financial Officer

	32	Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fonix Corporation

Date: April 15, 2008	By:	/s/ Roger D. Dudley
Roger D. Dudley, President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Financial and
Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

  /s/  Roger D.  Dudley
  Roger D.  Dudley, Executive Vice President,
Chief Financial Officer, and Director

  April 15, 2008
  Date

FONIX CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

HANSEN, BARNETT & MAXWELL, P.C.
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200
Fax: (801) 532-7944
www.hbmcpas.com
Registered with the Public Company Accounting Oversight Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Fonix Corporation

We have audited the accompanying consolidated balance sheets of Fonix Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fonix Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operating activities during each of the three years in the period ended December 31, 2007.  As of December 31, 2007, the Company had an accumulated deficit of $277,943,000, and negative working capital of $34,384,000.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with respect to these matters are also described in Note 1.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 of the consolidated financial statements, the Company adopted Statement of  Financial Accounting Standards No. 123 (R), Share-Based Payment, effective January 1, 2006.

HANSEN, BARNETT & MAXWELL. P.C.
Salt Lake City, Utah
April 14, 2008

Fonix Speech and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS

Current assets
Cash and cash equivalents	$26,000	$5,000
Prepaid expenses and other current assets	61,000	4,000

Total current assets	87,000	9,000

Property and equipment, net of accumulated depreciation of $1,293,000 and $1,261,000, respectively	16,000	48,000

Deposits and other assets	108,000	117,000

Goodwill	-	2,631,000

Total assets	$211,000	$2,805,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$4,505,000	$2,054,000
Accounts payable	1,532,000	1,504,000
Net liabilities of discontinued subsidiaries	-	20,819,000
Derivative liability	20,742,000	20,941,000
Accrued payroll and other compensation	211,000	214,000
Accrued settlement obligation	540,000	1,530,000
Deferred revenues	445,000	460,000
Notes payable - related parties	902,000	800,000
Series E debentures	1,754,000	1,754,000
Current portion of notes payable	3,833,000	2,883,000
Deposits and other	7,000	7,000

Total current liabilities	34,471,000	52,966,000

Long-term notes payable, net of current portion	3,556,000	2,988,000

Total liabilities	38,027,000	55,954,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Series L, convertible; 1,535 shares and 1,858 shares outstanding , respectively	-	-
Common stock, $0.0001 par value; 20,000,000,000 shares authorized;
Class A voting, 4,287,119,186 shares and 1,309,965,981 shares outstanding, respectively	429,000	131,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	238,714,000	236,936,000
Outstanding warrants to purchase Class A common stock	474,000	474,000
Cumulative foreign currency translation adjustment	10,000	10,000
Accumulated deficit	(277,943,000)	(291,200,000)

Total stockholders' deficit	(37,816,000)	(53,149,000)

Total liabilities and stockholders' deficit	$211,000	$2,805,000

See accompanying notes to consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2007	2006	2005

Revenues
Speech licenses, royalties and maintenance	$1,838,000	$1,329,000	$1,358,000

Total Revenue	1,838,000	1,329,000	1,358,000

Cost of revenues
Speech licenses, royalties and maintenance	141,000	18,000	70,000

Total cost of revenues	141,000	18,000	70,000

Gross profit	1,697,000	1,311,000	1,288,000

Operating expenses:
Selling, general and administrative	2,479,000	5,356,000	4,762,000
Impairment of goodwill	2,631,000	-	-
Legal settlement expense	-	-	2,080,000
Product development and research	1,572,000	2,143,000	2,196,000

Total operating expenses	6,682,000	7,499,000	9,038,000

Other income (expense):
Interest and other income	-	-	8,000
Interest expense	(1,887,000)	(1,737,000)	(1,298,000)
Gain (loss) on derivative liability	813,000	(2,771,000)	-
Gain on sale of investments	-	-	104,000
Gain on forgiveness of liabilities	21,018,000	-	142,000

Other income (expense), net	19,944,000	(4,508,000)	(1,044,000)

Income (loss) from continuing operations	14,959,000	(10,696,000)	(8,794,000)
Loss from discontinued operations	-	(11,247,000)	(13,837,000)

Net income (loss)	14,959,000	(21,943,000)	(22,631,000)
Preferred stock dividends	(1,702,000)	(18,735,000)	(1,265,000)

Income (loss) attributable to common stockholders	$13,257,000	$(40,678,000)	$(23,896,000)

Basic income (loss) per common share from continuing operations	$0.01	$(0.04)	$(0.04)

Basic and diluted income (loss) per common share from discontinued operations	$-	$(0.01)	$(0.05)

Diluted income per common share from continuing operations	$0.00	$-	$-

Net income (loss)	$14,959,000	$(21,943,000)	$(22,631,000)
Other comprehensive income - foreign currency translation	-	8,000	10,000

Comprehensive income (loss)	$14,959,000	$(21,935,000)	$(22,621,000)

See accompanying notes to consolidated financial statements.

Fonix Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2005, 2006 AND 2007

						Outstanding	Cumulative
						Warrants	Foreign
					Additional	to Purchase	Currency
	Preferred Stock		Common Stock		Paid-in	Common	Translation	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Adjustment	Deficit	Total

BALANCE, DECEMBER 31, 2004	170,917	$6,750,000	131,200,170	$13,000	$217,061,000	$735,000	$8,000	$(226,625,000)	$(2,058,000)

Issuance of common stock under equity lines of credit	-	-	180,480,405	18,000	7,809,000	-	-	-	7,827,000

Shares issued for payment of principal and interest on long-term debt	-	-	29,417,578	3,000	1,248,000	-	-	-	1,251,000

Shares issued for payment of dividends on Series H Preferred	-	-	27,275,299	3,000	1,123,000	-	-	-	1,126,000

Conversion of Series I Preferred into common stock	(1,078)	(1,078,000)	18,482,083	2,000	1,076,000	-	-	-	-

Exchange of Series I Preferred for Series J Preferred	280	280,000	-	-	-	-	-	-	280,000

Series J Preferred Stock beneficial conversion dividend	-	-	-	-	161,000	-	-	(161,000)	-

Conversion of Series J Preferred into common stock	(93)	(93,000)	3,795,918	-	93,000	-	-	-	-

Shares issued in conection with legal settlement	-	-	2,277,777	-	73,000	-	-	-	73,000

Cumulative foreign currency translation adjustment	-	-	-	-	-	-	10,000	-	10,000

Cancellation of warrants	-	-	-	-	261,000	(261,000)	-	-	-

Dividend on Series H Preferred	-	-	-	-	-	-	-	(1,000,000)	(1,000,000)

Dividend on Series I Preferred	-	-	-	-	-	-	-	(86,000)	(86,000)

Dividend on Series J Preferred	-	-	-	-	-	-	-	(18,000)	(18,000)

Net loss for year ended December 31, 2005	-	-	-	-	-	-	-	(22,631,000)	(22,631,000)

BALANCE, DECEMBER 31, 2005	170,026	$5,859,000	392,929,230	$39,000	$228,905,000	$474,000	$18,000	$(250,521,000)	$(15,226,000)

Issuance of common stock under equity lines of credit	-	-	300,000,000	30,000	3,250,000	-	-	-	3,280,000

Shares issued for payment of dividends on Series H Preferred	-	-	2,838,412	-	65,000	-	-	-	65,000

Exchange of Series J Preferred for Series K Preferred		-	-	-	-	-	-	-	-

Series J Preferred Stock beneficial conversion dividend	-	-	-	-	1,587,000	-	-	(1,587,000)	-

Exchange of Series H Preferred for Series L Preferred		-	-	-	-	-	-	-	-

Series L Preferred Stock beneficial conversion dividend	-	(4,000,000)	-	-	-	-	-	(16,000,000)	(20,000,000)

Conversion of Series J Preferred into common stock	(266)	(266,000)	15,028,249	2,000	264,000	-	-	-	-

Conversion of Series K Preferred into common stock	(1,093)	(1,093,000)	109,300,000	11,000	1,082,000	-	-	-	-

Conversion of Series L Preferred into common stock	(142)	-	489,870,090	49,000	1,783,000	-	-	-	1,832,000

Cumulative foreign currency translation adjustment	-	-	-	-	-	-	(8,000)	-	(8,000)

Dividend on Series H Preferred	-	-	-	-	-	-	-	(693,000)	(693,000)

Dividend on Series J Preferred	-	-	-	-	-	-	-	(5,000)	(5,000)

Dividend on Series K Preferred	-	-	-	-	-	-	-	(11,000)	(11,000)

Dividend on Series L Preferred	-	-	-	-	-	-	-	(440,000)	(440,000)

Net loss for year ended December 31, 2006	-	-	-	-	-	-	-	(21,943,000)	(21,943,000)

BALANCE, DECEMBER 31, 2006	168,525	$500,000	1,309,965,981	$131,000	$236,936,000	$474,000	$10,000	$(291,200,000)	$(53,149,000)

Shares issued in conection with investor relations	-	-	200,000,000	20,000	42,000	-	-	-	62,000

Conversion of Series L Preferred into common stock	(173)	-	2,777,153,205	278,000	1,736,000	-	-	-	2,014,000

Dividend on Series L Preferred	-	-	-	-	-	-	-	(1,481,000)	(1,481,000)

Dividend on Series M Preferred	-	-	-	-	-	-	-	(102,000)	(102,000)

Dividend on Series N Preferred	-	-	-	-	-	-	-	(34,000)	(34,000)

Dividend on Series B Preferred	-	-	-	-	-	-	-	(85,000)	(85,000)

Net income for year ended December 31, 2007	-	-	-	-	-	-	-	14,959,000	14,959,000

BALANCE, DECEMBER 31, 2007	168,352	$500,000	4,287,119,186	$429,000	$238,714,000	$474,000	$10,000	$(277,943,000)	$(37,816,000)

See accompanying notes to consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$14,959,000	$(21,943,000)	$(22,631,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	-	11,644,000	13,977,000
Gain / (Loss) on derivative liability	(813,000)	2,772,000	-
Accretion of discount on notes payable	1,068,000	832,000	741,000
Non-cash expense related to the issuance of preferred stock	-	-	250,000
Stock issued for interest expense on long-term debt	-	-	500,000
Accretion of discount on legal settlement	-	117,000	-
Impairment of goodwill	2,631,000	-	-
Write down of intercompany receivable	-	1,214,000
Legal settlement expense	-	-	2,011,000
Gain on sale of investment	-	-	(104,000)
Gain on forgiveness of liabilities	(21,018,000)	-	(142,000)
Depreciation	32,000	58,000	59,000
Foreign exchange loss (gain)	-	(8,000)	10,000
Changes in assets and liabilities
Accounts receivable	-	1,000	-
Prepaid expenses and other current assets	5,000	135,000	(65,000)
Intercompany account	-	-	(1,119,000)
Other assets	9,000	(93,000)	(33,000)
Accounts payable	28,000	549,000	(128,000)
Accrued payroll and other compensation	(3,000)	(9,000)	(1,433,000)
Other accrued liabilities	805,000	689,000	(544,000)
Deferred revenues	(15,000)	(6,000)	8,000

Net cash used in operating activities	(2,312,000)	(4,048,000)	(8,643,000)

Cash flows from investing activities
Proceeds from sale of long term investments	-	-	104,000
Purchase of property and equipment	-	(12,000)	(29,000)

Net cash provided by (used in) investing activities	-	(12,000)	75,000

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	-	3,504,000	7,827,000
Proceeds from related party note payable	102,000	419,000	50,000
Proceeds from debentures	-	650,000	650,000
Proceeds from credit advance	-	75,000	-
Proceeds from issuance of Series N Preferred Stock	1,350,000	-	-
Proceeds from issuance of Series B Preferred Stock	1,250,000	-
Proceeds from notes payable	450,000	330,000	-
Payments on related party note payable	-	(105,000)	-
Payments on accrued settlement obligation	(819,000)	(440,000)	-
Discontinued operations	-	(536,000)	-
Principal payments on notes payable	-	-	(100,000)

Net cash provided by financing activities	2,333,000	3,897,000	8,427,000

Net increase (decrease) in cash and cash equivalents	21,000	(163,000)	(141,000)

Cash and cash equivalents at beginning of year	5,000	168,000	309,000

Cash and cash equivalents at end of year	$26,000	$5,000	$168,000

See accompanying notes to consolidated financial statements.

Fonix Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
	2007	2006	2005
Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest	$29,000	$22,000	$310,000
Cash paid during the year for income taxes	–	–	–

Supplemental Schedule of Non-cash Investing and Financing Activities

For the Year Ended December 31, 2007

Issued 2,777,153,205 shares of Class A common stock upon conversion of 173 shares of Series L Convertible Preferred Stock.

Accrued $1,481,000 of dividends on Series L Preferred Stock.

Accrued $102,000 of dividends on Series M Preferred Stock.

Accrued $34,000 of dividends on Series N Preferred Stock.

Accrued $85,000 of dividends on Fonix Speech Series B Preferred Stock.

Issued 150 shares of Series M Convertible Preferred Stock with a face value of $1,500,000 in exchange for 150 shares of Series L Preferred Stock with a face value of $1,500,000.

Issued 1,349.85 shares of Series N Convertible Preferred Stock with a face value of $1,349,850.

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

Business Condition - For the years ended December 31, 2007, 2006 and 2005, we generated revenues of  $1,838,000, $1,329,000 and $1,358,000, respectively; net income of $14,959,000, net losses $21,943,000 and $22,631,000, respectively, and had negative cash flows from operating activities of $2,312,000, $4,048,000 and $8,643,000, respectively.  As of December 31, 2007, we had an accumulated deficit of $277,943,000, negative working capital of $34,384,000, derivative liabilities of $20,742,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock,  Series E Convertible Debentures and Series B Preferred Stock of our subsidiary, accrued liabilities and accrued settlement obligation of $5,045,000, accounts payable of $1,532,000 and current portion of notes payable of $3,833,000, Series E debentures of $1,754,000 and deferred revenues of $445,000.We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2007, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

The Company’s cash resources, limited to collections from customers, sales of our equity and debt securities and loans, have not been sufficient to cover operating expenses.  As a result, some payments to vendors have been delayed.  On March 15, 2007, the New York State trial court entered judgment against the Company and in favor of the Breckenridge Fund in the amount of $1,602,000.  In February 2008, the Company entered into an amended settlement agreement with Breckenridge under which the Company agreed to pay Breckenridge $540,000.  The Company has paid Breckenridge $242,500 and is obligated to pay the balance of $297,500 at the rate of $42,500 per month.

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

Goodwill – Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs.  The testing for impairment requires the determination of the fair value of the asset or entity to which the goodwill relates (the reporting unit).  The fair value of a reporting  unit is determined based upon a weighting of the quoted market price of the Company’s common stock and present value techniques based upon estimated future cash flows of the reporting unit, considering future revenues, operating costs, the risk-adjusted discount rate and other factors.  Impairment is indicated if the fair value of the reporting unit is allocated to the assets and liabilities of that unit, with the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities assigned to the fair value of goodwill.  The amount of impairment of goodwill is measured by the excess of the goodwill’s carrying value over its fair value.  As of December 31, 2006 and 2005, the fair value of goodwill was greater than the carrying value.  At December 31, 2007, the Company determined that the carrying value of goodwill was in excess of its fair value and the balance of $2,631,000 was fully impaired.

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

Deferred revenue as of December 31, 2007, consisted of the following:

Description	Criteria for Recognition	Amount
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$445,000

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

Prior to January 1, 2006, the Company accounted for stock options granted under its Stock Option Plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees) and related interpretations, as permitted by SFAS 123.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts indicated below for years ended December 31, 2005.

Year Ended December 31,	2005
Net loss, as reported	$(22,631,000)
Add back: Total stock-based employee compensation	-
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(74,000)

Pro forma net loss	$(22,705,000)

Basic and diluted net loss per common share:
As reported	$(0.09)
Pro forma	(0.09)

Advertising Costs - Advertising costs are expensed when incurred.  Total advertising expense was $13,000, $40,000 and $80,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year.  At December 31, 2007, 2006 and 2005, there were outstanding common stock equivalents to purchase or receive 98,211,685,667, 5,647,746,872 and 97,634,670 shares of common stock, respectively. At December 31, 2007, 558,167 common stock equivalents were excluded in the computation of diluted net income per common share as their effect would have been anti-dilutive.  All common stock equivalents at December 31, 2006 and 2005 were excluded in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The following table is a reconciliation of the net income or loss numerator of basic and diluted net income or loss per common share for the years ended December 31, 2007, 2006, and 2005:

	Years Ended December 31,
	2007		2006		2005
		Per		Per		Per
		Share		Share		Share
	Amount	Amount	Amount	Amount	Amount	Amount
Net income (loss) from continuing operations	$14,959,000		$(10,696,000)		$(8,794,000)
Net loss from discontinued operations			(11,247,000)	$(0.01)	(13,837,000)	$(0.05)

Net income (loss)	14,959,000		(21,943,000)		(22,631,000)

Preferred stock dividends	(1,702,000)		(18,735,000)		(1,265,000)
Net income (loss) attributable to common stockholders	$13,257,000		$(40,678,000)		$(23,896,000)
Basic weighted-average common shares outstanding	2,417,708,937	$0.01	768,076,936	$(0.05)	261,894,849	$(0.09)
Diluted weighted-average common shares outstanding	100,628,836,437	$0.00	768,076,936	$(0.05)	261,894,849	$(0.09)

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

Recently Enacted Accounting Standards

Business Combinations -  In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations.” This accounting principle requires the fundamental requirements of acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; minority interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively. Earlier adoption is prohibited. Adoption is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Noncontrolling Interests in Consolidated Financial Statements - In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  This accounting principle eliminates noncomparable accounting for minority interests. Specifically, minority interests are presented as a component of shareholders’ equity; consolidated net income includes amounts attributable to both the parent and minority interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; elimination of purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests; and recognition of deconsolidated controlling interest based on fair value consistent with Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively, however presentation and disclosure will be adopted retrospectively for all periods presented. Earlier adoption is prohibited. Adoption is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 will be effective for the Company’s fiscal year beginning January 1, 2008.  In February 2008 the FASB Staff Position No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  The Company is currently reviewing the effect that the adoption of SFAS 157 will have on its financial statements.

NOTE 2.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Computer equipment and software	3 to 5 years
Furniture and fixtures	5 years

Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.  Gains or losses on sales or retirements are included in the consolidated statements of operations in the year of disposition.  Depreciation expense was $32,000, $58,000 and $59,000 for the years ended December 31, 2007, 2006, and 2005, respectively.  Property and equipment consisted of the following at December 31, 2007 and 2006:

	2007	2006
Computer equipment	$980,000	$980,000
Software	201,000	201,000
Furniture and fixtures	128,000	128,000
	1,309,000	1,309,000
Less accumulated depreciation and amortization	(1,293,000)	(1,261,000)
Net Property and Equipment	$16,000	$48,000

NOTE 3.  GOODWILL AND INTANGIBLE ASSETS

The carrying value of goodwill is assessed for impairment quarterly.  The Company tested goodwill for impairment at December 31, 2007 and determined that goodwill had been fully impaired.  The Company recorded an impairment charge of $2,631,000 in the accompanying financial statements.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4.  NOTES PAYABLE

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

The discount on the Note is based on an imputed interest rate of 25%.  The carrying amount of the Note of $6,609,000 at December 31, 2007, was net of unamortized discount of $2,124,000.  As of the date of this report, the Company had not made any scheduled payments for 2006 or 2007.

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

During the fourth quarter of 2005, the Company entered into two promissory notes with an unrelated third party in the aggregate amount of $650,000.  These notes accrue interest at 10% annually and were due and payable during the second quarter of 2006.  The notes, along with accrued interest of $64,000 and additional advances of $325,000 were exchanged for the McCormack Debenture (described in Note 8).

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

The following schedule summarizes the Company’s current debt obligations and respective balances at December 31, 2007 and 2006:

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Notes Payable	December 31, 2007	December 31, 2006

5% Note payable to a company, $8,733,000 face amount, due in quarterly installments of $319,000, matures January 2010, less unamortized discount based on interest imputed at 25% of $2,124,000 and $3,191,000, respectively	$6,609,000	$5,541,000

Note payable to a company, interest at 10%, matured June 2007	235,000	235,000

Note payable to a company, interest at 10%, matured June 2007	95,000	95,000

Note payable to a company, interest at 10%, matured July 2007	450,000	--

Note payable to related parties, interest at 12%, matured September 2006, secured by intellectual property rights	902,000	800,000

Total notes payable	8,291,000	6,671,000
Less current maturities	(4,735,000)	(3,683,000)

Long-Term Note Payable	$3,556,000	$2,988,000

The following table shows the schedule of principal payments under notes payable and related party notes payable as of December 31, 2007:

Year ending December 31,	Payments
2008	$5,280,000
2009	1,036,000
2010	4,098,000
$10,414,000

NOTE 5.  RELATED-PARTY NOTES PAYABLE

During 2002, two executive officers of the Company (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to the Company under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in Company operations.  The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, was originally due and payable on June 10, 2003.  The Company and the Lenders have agreed to postpone the maturity date on several occasions.  The note was due September 30, 2006.  As of March 31, 2008, the Company had not made payment against the outstanding balance due on the note.  All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company at any time.  The conversion price is the average closing bid price of the shares at the time of the advances.  To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note.  The balance due at December 31, 2005 was $486,000.  During the year ended December 31, 2006, the Company received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the year ended December 31, 2007, the Company received additional advances of $102,000.  The balance due at December 31, 2007, was $902,000.

The aggregate advances of $902,000 are secured by the Company’s intellectual property rights and common stock of Fonix Speech.  As of December 31, 2007, the Lenders had not converted any of the outstanding balance or interest into common stock.  However, on March 24, 2008, the Lenders converted $10,000 into 53,913,701shares of our common stock for the benefit of one of the Lenders, Thomas A. Murdock.

NOTE 6.  DEBENTURES

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

The Company received no new capital in connection with the issuance and sale of the McCormack Debenture.

As the Series E Debentures are convertible into shares of common stock of the Company, the Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the issuance of $680,023 due to the value of the conversion feature of the Debenture.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 139%, risk-free rate of 5% and expected life of 4 years.  At December 31, 2007, the fair value of the Debenture derivative liability was $2,502,000, of which $1,754,000 is reported as Series E Debenture, $171,000 is reported as accrued interest and $577,000 is reported as part of the derivative liability.

NOTE 7.  PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock - At December 31, 2007, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of Class A common stock for each share of Series A convertible preferred stock.

Series H Preferred Stock - The Company issued 2,000 shares of 5% Series H nonvoting, nonconvertible Preferred Stock on February 24, 2004, in connection with the acquisition of LTEL.  Dividends on the $20,000,000 stated value of the outstanding Series H Preferred Stock were payable at the rate of 5% per annum as and when declared by the Board of Directors.  The annual dividend requirement was $1,000,000.  If dividends were declared on Fonix's common stock, as a condition of that dividend, Fonix was required to pay three percent of the aggregate amount of such dividend to the Series H Preferred Stock.  Dividends on the Series H Preferred Stock were payable in cash or, at the option of Fonix, in shares of Class A common stock.  The Company has accrued for the March 31, 2006, June 30, 2006 and the period from July 1, 2006 through September 7, 2006 dividend payments under the Series H Preferred Stock, but has not paid the dividends to the holders of the Series H Preferred Stock as of the date of this report.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

On September 7, 2006, the Company entered into an agreement to exchange the 2,000 shares of Series H Preferred Stock for shares of the Company’s Series L Preferred Stock.  (See discussion below under “Series L Preferred Stock.”)  As of December 31, 2007, no shares of Series H Preferred Stock remained outstanding.

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

For the year ended December 31, 2004, the Company issued 8,435,869 shares of the Company’s Class A common stock in response to conversion requests for 1,000 shares of Series I Preferred Stock.  For the year ended December 31, 2005, the Company issued 18,482,083 shares of the Company’s Class A common stock in response to conversion request for 1,078 shares of Series I Preferred Stock.  As of December 31, 2007, no shares of Series I Preferred Stock remained outstanding.

Series J Preferred Stock – On October 6, 2005, the Company entered into a Series J 5% Convertible Preferred Stock Exchange Agreement (the "Exchange Agreement") with Southridge Partners, LP ("Southridge"), a Delaware limited partnership.  Pursuant to the Exchange Agreement, Southridge exchanged all of the shares of Series I Preferred Stock that it acquired from Breckenridge, for 1,452 shares of the Company's Series J 5% Convertible Preferred Stock (the "Series J Preferred Stock").

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

For the year ended December 31, 2005, the Company issued 3,795,918 shares of its Class A common stock upon conversion of 93 shares of its Series J Preferred Stock.  For the year ended December 31, 2006, the Company issued 15,028,249 shares of its Class A common stock upon conversion of 266 shares of Series J Preferred Stock.  As of December 31, 2007, no shares of Series J Preferred Stock remained outstanding.

Series K Preferred Stock – On February 3, 2006, the Company’s Board of Directors approved the designation and issuance of Series K 5% Convertible Preferred Stock (the “Series K Preferred Stock”). The Series K Preferred Stock entitled the holder to receive dividends in an amount equal to 5% of the stated value of the then-outstanding balance of shares of Series K Preferred Stock.  The dividends were payable in cash or shares of the Company’s Class A common stock, at the Company’s option.

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

For year ended December 31, 2006, the Company issued 109,300,000 shares of its Class A common stock upon conversion of all 1,093 shares of its Series K Preferred Stock.  As of December 31, 2007, no shares of Series K Preferred Stock remained outstanding.

Series L Preferred Stock – On September 7, 2006, the Company entered into a Series L 9% Convertible Preferred Stock Exchange Agreement (the "Exchange Agreement") with McCormack and Kenzie Financial (“Kenzie”), a British Virgin Islands company.  Pursuant to the Exchange Agreement, McCormack and Kenzie exchanged all 2,000 shares of Series H Preferred Stock that they  acquired from the sale of LTEL Holdings, for 1,960.8 and 39.2 shares, respectively,  of the Company's Series L 9% Convertible Preferred Stock (the "Series L Preferred Stock").

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Company accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of the Company.  The Series L Preferred Stock is convertible into shares of common stock of the Company.  The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 140%, risk-free rate of 3.75% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock.  Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount the Company had assigned to the Series H Preferred Stock.  At December 31, 2007, the fair value of the Series L Preferred Stock derivative liability was $16,148,000.

For the year ended December 31, 2006, the Company issued 489,870,090 shares of our Class A common stock in conversion of 142 shares of its Series L Preferred Stock.  For the year ended December 31, 2007, the Company issued 2,777,153,205 shares of our Class A common stock in conversion of 173 shares of its Series L Preferred Stock.  The Company exchanged 150 shares of Series L Preferred Stock for 150 shares of Series M Preferred Stock as discussed below.  At December 31, 2007, 1,535 shares of Series L Preferred Stock remained outstanding.  Subsequent to December 31, 2007 and through March 31, 2008, the Company issued 1,404,251,012 shares of our Class A common stock in conversion of 16 shares of Series L Preferred Stock.

Series M Preferred Stock – On April 4, 2007, the Company entered into a Series M 9% Convertible Preferred Stock Exchange Agreement with Sovereign Partners, LP (“Sovereign”).  Pursuant to the exchange agreement, Sovereign exchanged 150 shares of the Company’s Series L Preferred Stock for 150 shares of the Company’s Series M 9% Convertible Preferred Stock (the “Series M Preferred Stock”).

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $1,603,000 due to the value of the conversion feature of the Series M Preferred Stock, which was previously recorded as part of the Series L Preferred Stock derivative liability.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series M Preferred Stock, no value was prescribed to the Series M Preferred Stock.  At December 31, 2007 the fair value of the Series M Preferred Stock derivative liability was $1,577,000.

Series N Convertible Preferred Stock – On August 24, 2007, the Company entered into a Securities Purchase Agreement with Trillium Partners, LP and other unnamed future investors relating to the issuance and sale of the Company’s Series N 9% Convertible Preferred Stock.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Pursuant to the agreement, the Company agreed to issue up to 2,400 shares of its Series N 9% Convertible Preferred Stock (the “Series N Preferred Stock”) at a per share price of $1,000 to Trillium Partners, LP and other unnamed future investors, for gross proceeds of up to $2,400,000.  As of the date of this report, the Company had issued 1,350 shares of the Series N Preferred Stock, for cash proceeds of $1,350,000.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $957,000 due to the value of the conversion feature of the Series N Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series N Preferred Stock, no value was prescribed to the Series N Preferred Stock.  At December 31, 2007, the fair value of the Series N Preferred Stock derivative liability was $1,109,000.

Fonix Speech, Inc. Series B Convertible Preferred Stock – On April 4, 2007, the Company entered into a Securities Purchase Agreement by and among the Company, Fonix Speech, Inc. (“FSI”), and Sovereign Partners, LP (“Sovereign”).  FSI is a wholly owned subsidiary of the Company.

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

The Series B Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series B Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the issuance of $1,336,207 due to the value of the conversion feature of the Series B Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series B Preferred Stock, no value was prescribed to the Series B Preferred Stock.  At December 31, 2007, the fair value of the Series B Preferred Stock derivative liability was $1,314,000.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 8.  EQUITY LINES OF CREDIT

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 9.  COMMON STOCK

Common Stock – During 2007, the Company issued 2,977,153,205 shares of Class A common stock.  Of such shares, 2,777,153,205 shares were issued in conversion of 173 shares of Series L Preferred Stock and 200,000,000 shares were issued for consulting services.

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

NOTE 10.  STOCK OPTIONS AND WARRANTS

Common Stock Options - In 1998, the Company’s board of directors and shareholders approved the 1998 Stock Option and Incentive Plan (“the “1998 Plan”) for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance was 250,000.  The Company subsequently determined that it had issued 253,581 options in excess of the aggregate number authorized under the plan.  In 2004, the Company’s board of directors approved an increase in the number of shares under the Plan from 250,000 to 550,000 to cover the additional options issued.  In November 2004, the Board of Directors again amended the 1998 Plan to increase the aggregate number of shares under the 1998 Plan from 550,000 to 20,000,000.  The purpose of this amendment is to cover any additional issuances of shares made in excess of the number authorized under the 1998 Plan and to enable the Company to issue additional incentive stock options to key employees and non-qualified stock options, stock appreciation rights, cash and stock bonuses and other incentive grants to directors, employees and certain non-employees who have important relationships with the Company or its subsidiaries.  At a meeting of shareholders held on December 30, 2004, the amendments to the 1998 Plan were approved.  As of December 31, 2007, there were 19,092,358 shares available for grant under this plan.

In 1997, the Company’s board of directors approved the 1997 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance is 187,500.  As of December 31, 2007, there were 187,500 shares available for grant under this plan.

In 1996, the Company’s board of directors and shareholders approved the 1996 Directors’ Stock Option Plan, under which the aggregate number of shares of Class A common stock authorized for issuance is 135,000.  The plan provides that each director shall receive options to purchase 5,000 shares of Class A common stock for services rendered as a director during each entire calendar year or portion of a calendar year in excess of six months.  The exercise price of such options is the closing market price of the Class A common stock on the date the options are granted.  The option term is 10 years from date of grant.  As of December 31, 2007, shares available for grant under this plan were 135,000.

In 1996, the Company’s board of directors approved a Long-Term Stock Investment and Incentive Plan for officers, key employees and other persons acting on behalf of the Company under which the aggregate number of shares authorized for issuance is 22,500.  The exercise price of these options is the closing market price of the Class A common stock on the date the options are granted.  The term of the plan is 10 years and options are subject to a three-year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised each year.  As of December 31, 2007, shares available for grant under this plan were 22,500.

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

During 2007, the Company granted no options to employees.

A summary of options granted under the Company’s various stock option plans for the years ended December 31, 2007, 2006, and 2005, is presented below:

	2007		2006		2005
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of the year	907,642	$0.13	1,331,205	$0.132	818,920	$42.42
Granted	-	-	58,000	0.01	1,160,955	0.09
Exercised	-	-	-	-	-	-
Forfeited	(531,142)	0.15	(481,563)	0.13	(647,810)	59.11
Outstanding at end of the year	376,500	0.10	907,642	0.13	1,331,205	0.13
Exercisable at the end of the year	363,834	$0.11	776,774	$0.13	635,303	$0.13

A summary of options outstanding and options exercisable under the Company’s various stock option plans at December 31, 2007, is presented below:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.01 – 0.04	339,313	3.1 years	$0.04	332,647	$0.04
0.12	18,000	7.8 years	0.12	12,000	0.12
0.26	17,000	6.5 years	0.26	17,000	0.26
3.60 – 61.24	2,187	3.7 years	8.76	2,187	8.76
$0.01 – 61.24	376,500	6.2 years	0.10	363,834	0.11

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The weighted average fair value of options granted during the years ended December 31, 2006, and 2005 were $0.01 and $0.09 per share, respectively.  The options outstanding at December 31, 2007 had an aggregate intrinsic value of zero.

The fair value of options and warrants is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during 2006, and 2005:

	2006	2005
Risk-free interest rate	3.75%	3.75%
Expected dividend yield	0.0%	0.0%
Expected exercise lives	5 years	5 years
Expected volatility	143%	143%

The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change the estimated fair value amounts could be significantly different.

Warrants - A summary of warrants granted by the Company during the years ended December 31, 2007, 2006, and 2005, is presented below:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	15,000	$40.00	15,000	$40.00	980,389	$1.10
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	(965,389)	0.51
Outstanding at end of the year	15,000	40.00	15,000	40.00	15,000	40.00
Exercisable at end of the year	15,000	40.00	15,000	40.00	15,000	40.00

NOTE 11.  RELATED-PARTY TRANSACTIONS

The secretary of the Company is a partner in a law firm that the Company uses to provide legal services.  During 2007, 2006 and 2005, the Company incurred expenses of approximately $207,000, $368,000 and $533,000, respectively, to the law firm for services provided to the Company.

NOTE 12.  INCOME TAXES

At December 31, 2007 and 2006, net deferred income tax assets, before considering the valuation allowance, totaled $58,731,000 and $64,313,000, respectively.  The amount and ultimate realization of the benefits from the deferred income tax assets are dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  The net change in the valuation allowance was an decrease of $5,582,000 for 2007, an increase of $8,187,000 for 2006 and a decrease of $8,249,000 for 2005.

At December 31, 2007, the Company has unused federal net operating loss carryforwards available of approximately $142,985,000 and unused state net operating loss carryforwards of approximately $134,265,000 which may be applied against future taxable income, if any, and which expire in various years from 2011 through 2027.  The Internal Revenue Code contains provisions which likely will reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place.  The Company has not performed an analysis to determine whether any such limitations have occurred.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The temporary differences and carryforwards which give rise to the deferred income tax assets as of December 31, 2007 and 2006 are as follows:

Deferred income tax assets:	2007	2006
Net operating loss carryforwards:
Federal	$48,614,944	$54,163,000
State	4,430,748	4,969,000
Research expenditures credits	2,511,887	2,487,000
Accrued liabilities	115,548	86,000
Deferred revenues	166,133	172,000
Amortization of intangible assets	2,891,700	2,437,000
Total deferred income tax assets	58,730,960	64,313,000
Valuation allowance	(58,730,960)	(64,313,000)
Deferred income tax liability – intangible telecommunications assets	–	–
Net deferred income tax assets	$–	$–

A reconciliation of income taxes at the federal statutory rate to the Company’s effective rate is as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory income tax rate	34.0%	34.0%	34.0%
State and local income tax rate, net of federal benefit	3.3	3.3	3.3
Non-deductible items	(0.5)	(0.5)	(0.5)
Valuation allowance	(37.2)	(37.2)	(37.2)
Effective income tax rate	0.0%	0.0%	0.0%

NOTE 13.  COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements – As of December 31, 2007, the Company had employment agreements with two executive officers that were initiated November 1, 1996 and amended effective January 31, 2000 to extend the term of the agreements and reduce the base compensation.  The current annual base salary for each executive officer was $309,400.  During 2002, the executive officers agreed to accept reduced cash compensation pursuant to the Company’s 2002 Employee Compensation Plan.  The current expiration date of the agreements is December 31, 2010.

In the event that, during the contract term, both a change of control occurs, and within six months after such change in control occurs, the executive’s employment is terminated by the Company for any reason other than cause, death, or retirement, the executive shall be entitled to receive an amount in cash equal to all base salary then and thereafter payable within 30 days of termination.

On March 5, 2008 Mr. Murdock resigned as President, Chairman, and Chief Executive Officer.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

In connection with his resignation from the Company and its subsidiaries, Mr. Murdock entered into a Separation and Release of Claims Agreement (the “Separation Agreement”) with the Company.  Under the Separation Agreement, the parties agreed that the Company is not obligated to pay to Mr. Murdock approximately $320,000 in deferred salary owed to Mr. Murdock unless and until (i) the occurrence of a Liquidity Event (as defined in the Agreement), and then in proportion to the amount that Mr. Dudley is paid for salary that he also deferred during the deferred salary period or (ii) the Company begins to make payments to Dudley for salary which he has deferred for the deferred salary period, and then in proportion to the amount that Mr. Dudley is paid for salary that he deferred during the deferred salary period, or (ii) the conversion by Murdock into shares of the Company's Common Stock at any time or times on or after the date of the Agreement, at Mr. Murdock’s sole option, any portion of the outstanding and unpaid deferred salary into fully paid and nonassessable shares of the Company’s Common Stock, with the number of shares issuable being determined by dividing the salary amount being converted by the conversion price (which is equal to the average of the closing bid prices over the ten (10) trading days prior to the conversion date). Additionally, the parties agreed that Mr. Murdock was not entitled to any severance under his Employment Agreement, except that upon the occurrence of a Liquidity Event, then the Company is required to pay to Mr. Murdock an amount which is equal to the lower of (i) his annual base salary or (ii) the severance paid to Mr. Dudley in connection with such Liquidity Event.

The Company also agreed (i) to provide COBRA medical coverage for Mr. Murdock through December 31, 2009; (ii) that all of Mr. Murdock’s stock options, warrants, and other similar rights would immediately vest; (iii) that the Company would maintain life insurance, disability insurance, and 401(k) plan for Mr. Murdock through December 31, 2009; (iv) to indemnify Mr. Murdock against claims relating to his service as an officer and director of Fonix, as well as in connection with the lawsuits by The Breckenridge Fund LLC; (v) that unpaid expenses of approximately $25,000 owed to Mr. Murdock would be paid to Mr. Murdock at the time of a Liquidity Event (as defined in the Agreement); and (vi) to pay as and when due in regular monthly installments the balance of approximately $24,000 under the terms a loan from the Company’s 401(k) plan, as lender, to Mr. Murdock, as borrower.

Under the Separation Agreement, Mr. Murdock agreed, among other this, (i) to release the Company and its officers, directors, and employees from any claims; and (ii) that he would not make us of or disclose any proprietary business or trade secret information.

Mr. Dudley’s executive employment agreement, as described above remained in force as the date of this Report.

Operating Lease Agreements - The Company leases certain facilities and equipment used in its operations.  The amounts of commitments for non-cancelable operating leases in effect at December 31, 2007, were as follows:

Year ending December 31,
2008	$312,000
2009	312,000
2010	208,000
$832,000

The Company incurred rental expense of $382,000, $350,000, $829,000 during 2007, 2006 and 2005, respectively, related to these leases.

Forgiveness of Trade Payables and Accrued Interest - The Company negotiated reductions in amounts due various trade vendors amounting to $199,000, $0 and $142,000 during 2007, 2006 and 2005 respectively.

NOTE 14.  LITIGATION

Breckenridge Complaint – On June 6, 2006, Breckenridge filed a complaint against the Company in the Supreme Court of the State of New York, County of Nassau (the “Court”), in connection with a settlement agreement between the Company and Breckenridge entered into in September 2005. In the Complaint, Breckenridge alleged that the Company failed to pay certain amounts due under the settlement agreement in the amount of $450,000. The Company denied the allegations of Breckenridge’s complaint and filed a motion for summary judgment.  Breckenridge also filed for summary judgment on its complaint.

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Court’s judgment, dated as of March 15, 2007, states that the Company owes an aggregate of $1,602,000 to Breckenridge.  The Company has accrued for this settlement in the accompanying financial statements.  In February 2008, the Company entered into an amended settlement agreement with Breckenridge under which the Company agreed to pay Breckenridge $540,000.  The Company has paid Breckenridge $242,500 and is obligated to pay the balance of $297,500 at the rate of $42,500 per month.

Hite Development Corporation v. Fonix Corporation, Third District Court, Salt Lake County (Civil No. 070900883).  In January 2007, Hite Development Corporation (“Hite”) brought a lawsuit against the Company claiming breach of contract and breach of the covenant of good faith and fair dealing, alleging that the Company failed to make certain payments under a settlement agreement with Hite dating from March 2005.  The complaint seeks approximately $33,000 plus interest.  The Company filed its answer in May 2007.  The case is currently in the discovery phase.  The Company intends to defend against the claims in the complaint.

RR Donnelley Receivables Inc. v. Fonix Corporartion, Third District Court, Salt Lake County (Civil No. 070412088).  In July 2007, RR Donnelley Receivables Inc. (“Donnelly”) brought a lawsuit against the Company for alleged failure to pay for services provided.  The complaint seeks approximately $21,000 plus interest.  The Company filed its answer in August 2007, and filed a motion to dismiss the action in December 2007.  That motion is currently pending before the court.  If the Company’s motion to dismiss is denied, the Company intends to defend against the claims in the complaint.

NOTE 15.  EMPLOYEE PROFIT SHARING PLAN

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

NOTE 16.  SIGNIFICANT CUSTOMERS

The Company’s revenues by geographic region for the years ended December 31, 2006, 2005 and 2004 were:

	2007		2006		2005

United States	$913,000	50%	$546,000	41%	$898,000	66%
Asia Pacific	830,000	45%	591,000	44%	352,000	26%
Other	95,000	5%	192,000	15%	108,000	8%
	$1,838,000		$1,329,000		$1,358,000

For the year ended December 31, 2007, four customer accounted for 20%, 15%, 12% and 10% of total revenues.  For the year ended December 31, 2006, one customer accounted for 31% of total revenues and another customer accounted for 10% of total revenues.  For the year ended December 31, 2005, one customer accounted for 17% of total revenues and another customer accounted for 15% of total revenues.

NOTE 17.  SUBSEQUENT EVENTS

Through March 31, 2008, the Company has issued 1,404,251,012 shares of its Class A common stock in conversion of 16 shares of Series L Preferred Stock.

Through March 31, 2008, the Company has issued 7,403,846 shares of its Class A common stock in payment of interest on the Series L Preferred Stock.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Through March 31, 2008, the Company has issued 53,913,701shares of its Class A common stock in conversion of interest on the related party note.

As discussed above, in February 2008, the Company entered into an amended settlement agreement with Breckenridge under which the Company agreed to pay Breckenridge $540, 000.  The Company has paid Breckenridge $242,500 and is obligated to pay the balance of $297,500 at the rate of $42,500 per month.

Mr. Murdock resigned as Chief Executive Officer, President, and Chairman of Fonix on March 5, 2008.  Additionally, Mr. Maasberg resigned as a director on March 5, 2008 and as Chief Operating Officer on March 31, 2008.

Between December 31, 2007 and March 31, 2008, the Company received an aggregate of $250,000 from two investors in connection with an investment in the Company.  The Company and the investors are negotiating the terms of the investment, which will be disclosed once the terms have been finalized and documents have been signed.