Form 10-Q
period 2008-03-31
FONIX CORP
filed 2008-05-20
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 0-23862
Fonix Corporation
(Exact name of registrant as specified in its charter)

Delaware	22-2994719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

387 South 520 West, Suite 110
Lindon, Utah 84042
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
Yes __   No  X

As of May 9, 2007, there were issued and outstanding 6,310,155,345 shares of our Class A common stock.

FONIX CORPORATION
FORM 10-Q

Fonix Speech and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007

ASSETS

Current assets
Cash and cash equivalents	$93,000	$26,000
Prepaid expenses and other current assets	-	61,000

Total current assets	93,000	87,000

Property and equipment, net of accumulated depreciation of $1,296,000 and $1,293,000, respectively	13,000	16,000

Deposits and other assets	-	108,000

Total assets	$106,000	$211,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$5,252,000	$4,505,000
Accounts payable	1,760,000	1,532,000
Derivative liability	20,947,000	20,742,000
Accrued payroll and other compensation	211,000	211,000
Accrued settlement obligation	340,000	540,000
Deferred revenues	445,000	445,000
Notes payable - related parties	961,000	902,000
Series E debentures	1,754,000	1,754,000
Current portion of notes payable	4,368,000	3,833,000
Deposits and other	7,000	7,000

Total current liabilities	36,045,000	34,471,000

Long-term notes payable, net of current portion	3,331,000	3,556,000

Total liabilities	39,376,000	38,027,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Series L, convertible; 1,521 shares and 1,535 shares outstanding , respectively	-	-
Common stock, $0.0001 par value; 20,000,000,000 shares authorized;
Class A voting, 5,702,687,745 shares and 4,287,119,186 shares outstanding, respectively	570,000	429,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	238,743,000	238,714,000
Outstanding warrants to purchase Class A common stock	474,000	474,000
Cumulative foreign currency translation adjustment	10,000	10,000
Accumulated deficit	(279,567,000)	(277,943,000)

Total stockholders' deficit	(39,270,000)	(37,816,000)

Total liabilities and stockholders' deficit	$106,000	$211,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

Three Months Ended March 31,	2008	2007

Revenues	$286,000	$360,000
Cost of revenues	25,000	7,000

Gross profit	261,000	353,000

Expenses:
Selling, general and administrative	502,000	807,000
Product development and research	218,000	487,000

Total expenses	720,000	1,294,000

Other income (expense):
Interest expense	(508,000)	(463,000)
Gain (loss) on derivative liability	(79,000)	617,000

Other income (expense), net	(587,000)	154,000

Net loss from continuing operations	(1,046,000)	(787,000)

Net loss	(1,046,000)	(787,000)
Preferred stock dividends	(578,000)	(410,000)

Loss attributable to common stockholders	$(1,624,000)	$(1,197,000)

Basic and diluted loss per common share from continuing operations	$(0.00)	$(0.00)

Net loss	$(1,046,000)	$(787,000)
Other comprehensive (loss) income - foreign currency translation	-	-

Comprehensive loss	$(1,046,000)	$(787,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31,	2008	2007
Cash flows from operating activities
Net income (loss)	$(1,046,000)	$(787,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (loss) on derivative liability	79,000	(617,000)
Accretion of discount on notes payable	310,000	239,000
Depreciation	3,000	14,000
Changes in assets and liabilities
Prepaid expenses and other current assets	61,000	(3,000)
Other assets	108,000	-
Accounts payable	228,000	(456,000)
Accrued payroll and other compensation	-	-
Other accrued liabilities	175,000	213,000
Deferred revenues	-	(13,000)

Net cash used in operating activities	(82,000)	(1,410,000)

Cash flows from investing activities

Net cash used in investing activities	-	-

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	-	-
Proceeds from related party note payable	59,000	102,000
Advance on Series B Preferred Stock	-	1,250,000
Proceeds from issuance of Series O Preferred Stock	290,000	-
Proceeds from notes payable	-	450,000
Payments on accrued settlement obligation	(200,000)	-

Net cash provided by financing activities	149,000	1,802,000

Net increase (decrease) in cash and cash equivalents	67,000	392,000

Cash and cash equivalents at beginning of year	26,000	5,000

Cash and cash equivalents at end of year	$93,000	$397,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Three Months Ended March 31, 2008:

Issued 1,354,251,012 shares of Class A common stock upon conversion of 15 shares of Series L Convertible Preferred Stock.

Issued 61,347,547 shares of Class A common stock upon conversion of $11,500 in accrued interest.

Accrued $481,000 of dividends on Series L Preferred Stock.

Accrued $34,000 of dividends on Series M Preferred Stock.

Accrued $31,000 of dividends on Series N Preferred Stock.

Accrued $3,000 of dividends on Series O Preferred Stock.

Accrued $28,000 of dividends on Fonix Speech Series B Preferred Stock.

For the Three Months Ended March 31, 2007:

Issued 397,173,839 shares of Class A common stock in conversion of 64 shares of Series L Convertible Preferred Stock.

Accrued $370,000 of dividends on Series L Preferred Stock.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Fonix Corporation and subsidiaries (collectively, the “Company” or “Fonix”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented.  The Company’s business strategy is not without risk, and readers of these condensed consolidated financial statements should carefully consider the risks set forth under the heading “Certain Significant Risk Factors” in the Company’s 2007 Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Nature of Operations – Fonix Corporation (“the Company”) provides value-added speech technologies through its subsidiary, Fonix Speech, Inc. (“Fonix Speech”).  The Company offers speech-enabling technologies including automated speech recognition (“ASR”) and text-to-speech (“TTS”) through Fonix Speech to markets for wireless and mobile devices, computer telephony, server solutions and personal software for consumer applications.  The Company has received various patents for certain elements of its core technologies and have filed applications for other patents covering various aspects of its technologies.  The Company seeks to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips.  Revenues are generated through licensing of speech-enabling technologies, maintenance contracts and services.

Business Condition - For the quarters ended March 31, 2008 and 2007, we generated revenues of $286,000 and $360,000, respectively; incurred net losses of $1,046,000 and $787,000, respectively; and had negative cash flows from operating activities of $82,000 and $1,410,000, respectively.  As of March 31, 2008, we had an accumulated deficit of $279,567,000; negative working capital of $35,952,000; derivative liabilities of $20,947,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock,  Series E Convertible Debentures and Series B Preferred Stock of our subsidiary; accrued liabilities and accrued settlement obligation of $5,592,000; accounts payable of $1,760,000; and current portion of notes payable of $4,368,000, Series E debentures of $1,754,000 and deferred revenues of $445,000.  We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2008, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Net Loss Per Common Share – Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  As of March 31, 2008 and 2007, there were outstanding common stock equivalents to purchase 153,793,797,205 and 12,395,755,010 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss	$(1,046,000)		$(787,000)
Preferred stock dividends	(578,000)		(410,000)
Loss attributable to common stockholders	$(1,624,000)	$(0.00)	$(1,197,000)	$(0.00)
Weighted-average common shares outstanding	4,845,833,564		1,522,953,187

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
(Unaudited)

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

Deferred revenue as of March 31, 2008, and December 31, 2007, consisted of the following:

Description	Criteria for Recognition	Mar 31, 2008	Dec 31, 2007
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$445,000	$445,000

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

2.  NOTES PAYABLE

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

The discount on the Note is based on an imputed interest rate of 25%.  The carrying amount of the Note of $6,919,000 at March 31, 2008, was net of unamortized discount of $1,814,000.  As of the date of this report, the Company had not made any scheduled payments for 2007 or 2008.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

In the Default Notice, McCormack stated that it intended to exercise its rights, including any and all rights set forth in the Note, as amended. McCormack has taken no action to collect amounts due under the note.

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

The following schedule summarizes the Company’s current debt obligations and respective balances at March 31, 2008, and December 31, 2007:

Notes Payable	March 31, 2008	December 31, 2007

5% Note payable to a company, $8,733,000 face amount, due in quarterly installments of $319,000, matures January 2010, less unamortized discount based on interest imputed at 25% of $1,814,000 and $2,124,000, respectively	$6,919,000	$6,609,000
Note payable to a company, interest at 10%, matured June 2007, due on demand	235,000	235,000
Note payable to a company, interest at 10%, matured June 2007, due on demand	95,000	95,000
Note payable to a company, interest at 10%, matured July 2007, due on demand	450,000	450,000
Note payable to related parties, interest at 12%, matured September 2006, secured by intellectual property rights	961,000	902,000
Total notes payable	8,660,000	8,291,000
Less current maturities	(5,329,000)	(4,735,000)
Long-Term Note Payable	$3,331,000	$3,556,000

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.  RELATED-PARTY NOTES PAYABLE

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

During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note.  The balance due at December 31, 2005 was $486,000.  During the year ended December 31, 2006, the Company received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the year ended December 31, 2007, the Company received additional advances of $102,000.  During the quarter ended March 31, 2008, the Company received additional advances of $59,000.  The balance due at March 31, 2008, was $961,000.

The balance due of $961,000 is secured by the Company’s intellectual property rights and common stock of Fonix Speech.  As of March 31, 2008, the Lenders had not converted any of the outstanding balance into common stock.  However, on March 24, 2008, the Lenders converted $10,000 of accrued interest into 53,913,701 shares of common stock for the benefit of one of the Lenders, Thomas A. Murdock a former officer and director of the Company.

4.  PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock – As of March 31, 2007, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The Company accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of the Company.  The Series L Preferred Stock is convertible into shares of common stock of the Company.  The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 140%, risk-free rate of 3.75% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock.  Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount the Company had assigned to the Series H Preferred Stock.  At March 31, 2008, the fair value of the Series L Preferred Stock derivative liability was $15,817,000.

For the quarter ended March 31, 2008, the Company issued 1,354,251,012 shares of its Class A common stock in conversion of 15 shares of its Series L Preferred Stock.  At March 31, 2008, 1,521 shares of Series L Preferred Stock remained outstanding.  (See Note 9 for discussion of conversions subsequent to March 31, 2008.)

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $1,603,000 due to the value of the conversion feature of the Series M Preferred Stock, which was previously recorded as part of the Series L Preferred Stock derivative liability.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series M Preferred Stock, no value was prescribed to the Series M Preferred Stock.  At March 31, 2008, the fair value of the Series M Preferred Stock derivative liability was $1,560,000.

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

The Series N Preferred Stock is convertible into Class A common stock of the Company at the option of the holder by using a conversion price equal to 80% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date.

Redemption of the Series N Preferred Stock, whether at the Company’s option or that of the Purchasers requires the Company to pay, as a redemption price, the stated value of the outstanding shares of Series N Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $957,000 due to the value of the conversion feature of the Series N Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series N Preferred Stock, no value was prescribed to the Series N Preferred Stock.  At March 31, 2008, the fair value of the Series N Preferred Stock derivative liability was $1,404,000.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Series O Convertible Preferred Stock – Between January 25, 2008, and May 5, 2008, the Company received advances from three entities in connection with the purchase agreements related to the Company’s Series O 9% Convertible Preferred Stock (“Series O Preferred Stock”). On May 20, 2008, the Company entered into Securities Purchase Agreements with Southridge Partners LP, Southshore Capital Fund LTD, Sovereign Partners LP (collectively, the “Series O Purchasers”) for the sale of an aggregate of 38.8 shares of Series O Preferred Stock for gross proceeds of $373,000. The material terms of the purchase agreements had been agreed upon prior to receipt of the advances.  Therefore, the Series O Preferred Stock was accounted for as discussed below on the dates cash proceeds were received by the Company.  The Company also began accruing dividends upon receiving the advances.

The Series O Preferred Stock entitles the Purchasers to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series O Preferred Stock. The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option.

The Series O Preferred Stock is convertible into common stock of the Company at the option of the holder by using a conversion price, equal to 80% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date.

Redemption of the Series O Preferred Stock, whether at the Company’s option or that of the Purchasers requires the Company to pay, as a redemption price, the stated value of the outstanding shares of Series O Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $290,000 due to the value of the conversion feature of the Series O Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series O Preferred Stock, no value was prescribed to the Series O Preferred Stock. At March 31, 2008, the fair value of the Series O Preferred Stock derivative liability was $302,000.

Fonix Speech, Inc. Series B Convertible Preferred Stock – On April 4, 2007, the Company entered into a Securities Purchase Agreement by and among the Company, Fonix Speech, Inc. (“FSI”), and Sovereign Partners, LP (“Sovereign”).  FSI is a wholly owned subsidiary of the Company.

Pursuant to the FSI purchase agreement, FSI sold 125 shares of its Series B 9% Convertible Preferred Stock (the “Series B Preferred Stock”) at a per share price of $10,000 to Sovereign, for gross proceeds of $1,250,000.

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

The Series B Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series B Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the issuance of $1,336,207 due to the value of the conversion feature of the Series B Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series B Preferred Stock, no value was prescribed to the Series B Preferred Stock.  At March 31, 2008, the fair value of the Series B Preferred Stock derivative liability was $1,300,000.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.  CONVERTIBLE DEBENTURES

On December 7, 2006, the Company entered into a Securities Purchase Agreement, dated as of December 1, 2006 (the “Agreement”), with Southridge Partners LP ("Southridge") relating to the purchase and sale of a Series E 9% Secured Subordinated Convertible Debenture (the “Debenture”) in the principal amount of $850,000.

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

The Company also entered into a Registration Rights Agreement (the “Registration Agreement”) with Southridge pursuant to which the Company agreed to file a registration statement to register the resale by Southridge of shares of the Company’s Class A common stock issuable upon conversion of the Debenture.  As of the date of this Report, no registration statement has been filed.

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

The McCormack Debenture is convertible into shares of the Companay's Class A common stock. on the same terms as the Debenture.

The Company also entered into a Registration Rights Agreement (the “McCormack Registration Agreement”) with McCormack pursuant to which the Company agreed to file a registration statement to register the resale by McCormack of shares of the Company’s common stock issuable upon conversion of the Debenture.  As of the date of this Report, no registration statement had been filed.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Class A Common Stock – During the three months ended March 31, 2008, 1,354,251,012 shares of Class A common stock were issued in conversion of 15 shares of Series L Preferred Stock, 53,913,701 shares were issued in conversion of interest on the related party note and 7,403,846 shares were issued in payment of interest on the Series L Preferred Stock.

Stock Options – As of March 31, 2008, the Company had a total of 204,000 options to purchase Class A common stock outstanding.  During the three months ended March 31, 2008 no options were granted.

Warrants – As of March 31, 2008, the Company had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

7.  LITIGATION, COMMITMENTS AND CONTINGENCIES

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

Hite Development Corporation –  In January 2007, Hite Development Corporation (“Hite”) brought a lawsuit against the Company claiming breach of contract and breach of the covenant of good faith and fair dealing, alleging that the Company failed to make certain payments under a settlement agreement with Hite dating from March 2005.  The complaint seeks approximately $33,000 plus interest.  The Company filed its answer in May 2007.  The case is currently in the discovery phase.  On May 8, 2008, Hite filed a motion for summary judgment.  As of the date of this Report, the Company had not filed its response to the motion.  The Company intends to defend against the claims in the complaint.

RR Donnelley Receivables Inc – In July 2007, RR Donnelley Receivables Inc. (“Donnelly”) brought a lawsuit against the Company for alleged failure to pay for services provided.  The complaint seeks approximately $21,000 plus interest.  The Company filed its answer in August 2007, and filed a motion to dismiss the action in December 2007.  That motion is currently pending before the court.  If the Company’s motion to dismiss is denied, the Company intends to defend against the claims in the complaint.

8.  SUBSEQUENT EVENTS

Subsequent to March 31, 2008, the Company has issued 500,000,000 shares of its Class A common stock in conversion of 5 shares of Series L Preferred Stock.

Subsequent to March 31, 2008, the Company has issued 107,467,600 shares of its Class A common stock in payment of interest on the Series L Preferred Stock.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties.  All forward-looking statements contained herein are deemed by Fonix to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Private Securities Litigation Reform Act of 1995.  When used in this report, words such as “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.  Statements relating to the future performance, business strategies and implementation, availability of outside financing, financial performance, market acceptance of our products, and similar statements may also include forward looking statements.  Actual results could differ materially from the results anticipated by Fonix and discussed in the forward-looking statements.    Factors that could cause or contribute to such differences are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The Company disclaims any obligation or intention to update any forward-looking statements.

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

For the quarters ended March 31, 2008 and 2007, we generated revenues of $286,000 and $360,000, respectively; incurred net losses of $1,046,000 and $787,000, respectively; and had negative cash flows from operating activities of $82,000 and $1,410,000, respectively.  As of March 31, 2008, we had an accumulated deficit of $279,567,000; negative working capital of $35,952,000; derivative liabilities of $20,947,000; related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series N Preferred Stock,  Series E Convertible Debentures and Series B Preferred Stock of our subsidiary; accrued liabilities and accrued settlement obligation of $5,592,000; accounts payable of $1,760,000; and current portion of notes payable of $4,368,000, Series E debentures of $1,754,000 and deferred revenues of $445,000.  We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2008, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

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

Deferred revenue as of March 31, 2008, and December 31, 2007, consisted of the following:

Description	Criteria for Recognition	March 31, 2008	December 31, 2007
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$445,000	$445,000

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

Recently Enacted Accounting Standards

Business Combinations - In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141”) “Business Combinations.” This accounting principle requires the fundamental requirements of acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; minority interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively. Earlier adoption is prohibited. Adoption is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

Noncontrolling Interests in Consolidated Financial Statements - In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  This accounting principle eliminates noncomparable accounting for minority interests. Specifically, minority interests are presented as a component of shareholders’ equity; consolidated net income includes amounts attributable to both the parent and minority interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; elimination of purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests; and recognition of deconsolidated controlling interest based on fair value consistent with SFAS No. 141 (revised 2007), Business Combinations. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively, however presentation and disclosure will be adopted retrospectively for all periods presented. Earlier adoption is prohibited. Adoption is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

Fair Value Measurements - In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ request for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 took effect for the Company’s fiscal year beginning January 1, 2008. We are currently reviewing the effect that the adoption of SFAS 157 will have on our financial statements.

Results of Operations

Three months ended March 31, 2008, compared with three months ended March 31, 2007

During the three months ended March 31, 2008, we recorded revenues of $286,000, a decrease of $74,000 from $360,000 in 2007. The decrease was primarily due to decreased royalty revenues of $87,000, decreased non-recurring engineering (“NRE”) speech revenues of $15,000 and decreased licensing revenue of $2,000, partially offset by an increase in support fees of $30,000.

Selling, general and administrative expenses were $502,000 for the three months ended March 31, 2008, a decrease of $305,000 from $807,000 in 2007. The decrease is primarily due to decreased salary and wage related expenses of $406,000, decreased consulting expenses of $17,000, decreased legal and accounting fees of $7,000, decreased depreciation expenses of $5,000 and decreased other expenses of $3,000,partially offset by an increased occupancy related expenses of $85,000, increased investor relations related expenses of $38,000, increased travel expenses of $5,000, increased taxes, licenses and permits of $3,000  and increased advertising expenses of $2,000.

We incurred research and product development expenses of $218,000 for the three months ended March 31, 2008, a decrease of $269,000 from $487,000 in 2007. The decrease was primarily due to an overall decrease in wage related expenses of $244,000, decreased consulting expenses of $14,000, decreased travel expenses of $6,000, decreased depreciation expenses of $6,000 and decreased other expenses of $1,000, partially offset by an increased occupancy related expenses of $2,000.

Net other income (expense) was $587,000 expense for the three months ended March 31, 200, a change of $741,000 from the net other income of $154,000 in 2007.  The overall change was due to the loss recognized on the derivative liability of $79,000, compared to the $617,000 gain in 2007, and the increase in interest expense of $45,000.

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

Our cash resources are limited to collections from customers, proceeds from the issuance of preferred stock, and loan proceeds, and are not sufficient to cover current operating expenses and payments of current liabilities.  At March 31, 2008, we had negative working capital of $35,952,000 derivative liabilities of $20,947,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series N Preferred Stock,  Series E Convertible Debentures and Series B Preferred Stock of our subsidiary, accrued liabilities and accrued settlement obligation of $5,592,000, accounts payable of $1,760,000 and current portion of notes payable of $4,368,000, Series E debentures of $1,754,000 and deferred revenues of $445,000.

We had $286,000 in revenue and a loss of $1,046,000 for the quarter ended March 31, 2008.  Net cash used in operating activities of $82,000 for the quarter ended March 31, 2008, resulted principally from the net loss incurred of $1,046,000, non-cash accretion of discount on notes payable of $310,000, increased accounts payable of $228,000, increased accrued liabilities of $175,000, decreased other assets of $108,000, non-cash loss recognized on the derivative liability of $79,000, decreased prepaid expenses and other current assets of $61,000 and depreciation expense of $3,000 We did not use any cash in investing activities for the quarter ended March 31, 2008.  Net cash provided by financing activities of $149,000 consisting primarily of the proceeds on the Series O Preferred Stock of $290,000 and proceeds from the related party note of $59,000.

We had negative working capital of $35,952,000 at March 31, 2008, compared to negative working capital of $34,384,000 at December 31, 2007.  Current assets increased by $6,000 to $93,000 from $87,000 from December 31, 2007, to March 31, 2008.  Current liabilities increased by $1,574,000 to $36,045,000 from $34,471,000 during the same period.  The change in working capital from December 31, 2007, to March 31, 2008, reflects, in part, increased current portion of notes payable of $535,000, increased accrued liabilities of $747,000, increased accounts payable of $228,000, increased derivative liability of $205,000 and increased notes payable to related parties of $59,000, partially offset by a decrease in accrued settlement obligation of $200,000 and an increased cash of $67,000.  Total assets were $106,000 at March 31, 2008, compared to $211,000 at December 31, 2007.

Notes Payable - Related Parties

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

During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note.  The balance due at December 31, 2005 was $486,000.  During the year ended December 31, 2006, the Company received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the year ended December 31, 2007, the Company received additional advances of $102,000.  During the quarter ended March 31, 2008, the Company received additional advances of $59,000.  The balance due at March 31, 2008, was $961,000.

The balance due of $961,000 is secured by the Company’s intellectual property rights and common stock of Fonix Speech.  As of March 31, 2008, the Lenders had not converted any of the outstanding balance into common stock.  However, on March 24, 2008, the Lenders converted $10,000 of interest into 53,913,701 shares of our common stock for the benefit of one of the Lenders, Thomas A. Murdock, a former officer and director of the Company.

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

In the Default Notice, McCormack stated that it intended to exercise its rights, including any and all rights set forth in the Note as amended.  McCormack has taken no action to collect amounts due under the note.

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

Series A Convertible Preferred Stock

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

Series L Preferred Stock

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

The Company accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of the Company.  The Series L Preferred Stock is convertible into shares of common stock of the Company.  The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 140%, risk-free rate of 3.75% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock.  Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount the Company had assigned to the Series H Preferred Stock.  At March 31, 2008, the fair value of the Series L Preferred Stock derivative liability was $15,817,000.

For the quarter ended March 31, 2008, the Company issued 1,354,251,012 shares of its Class A common stock in conversion of 15 shares of its Series L Preferred Stock.  At March 31, 2008, 1,521 shares of Series L Preferred Stock remained outstanding.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $1,603,000 due to the value of the conversion feature of the Series M Preferred Stock, which was previously recorded as part of the Series L Preferred Stock derivative liability.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series M Preferred Stock, no value was prescribed to the Series M Preferred Stock.  At March 31, 2008 the fair value of the Series M Preferred Stock derivative liability was $1,560,000.

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

The Series N Preferred Stock is convertible into Class A common stock of the Company at the option of the holder by using a conversion price equal to 80% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date.

Redemption of the Series N Preferred Stock, whether at the Company’s option or that of the Purchasers requires the Company to pay, as a redemption price, the stated value of the outstanding shares of Series N Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $957,000 due to the value of the conversion feature of the Series N Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series N Preferred Stock, no value was prescribed to the Series N Preferred Stock.  At March 31, 2008, the fair value of the Series N Preferred Stock derivative liability was $1,404,000.

Series O Convertible Preferred Stock

Between January 25, 2008, and May 5, 2008, the Company received advances from three entities in connection with the purchase agreements related to the Company’s Series O 9% Convertible Preferred Stock (“Series O Preferred Stock”). On May 20, 2008, the Company entered into Securities Purchase Agreements with Southridge Partners LP, Southshore Capital Fund LTD, Sovereign Partners LP (collectively, the “Series O Purchasers”) for the sale of an aggregate of 38.8 shares of Series O Preferred Stock for gross proceeds of $373,000.  The material terms of the purchase agreements had been agreed upon prior to receipt of the advances.  Therefore, the Series O Preferred Stock was accounted for as discussed below on the dates cash proceeds were received by the Company.  The Company also began accruing dividends upon receiving the advances.

The Series O Preferred Stock entitles the Purchasers to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series O Preferred Stock. The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option.

The Series O Preferred Stock is convertible into common stock of the Company at the option of the holder by using a conversion price, equal to 80% of the average of the two lowest closing bid prices for the twenty-day trading period prior to the conversion date.

Redemption of the Series O Preferred Stock, whether at the Company’s option or that of the Purchasers requires the Company to pay, as a redemption price, the stated value of the outstanding shares of Series O Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $290,000 due to the value of the conversion feature of the Series O Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series O Preferred Stock, no value was prescribed to the Series O Preferred Stock. At March 31, 2008, the fair value of the Series O Preferred Stock derivative liability was $302,000.

For a more detailed discussion of the Series O Preferred Stock, see the “Recent Developments” section below.

Fonix Speech, Inc. Series B Convertible Preferred Stock

On April 4, 2007, the Company entered into a Securities Purchase Agreement by and among the Company, Fonix Speech, Inc. (“FSI”), and Sovereign Partners, LP (“Sovereign”).  FSI is a wholly owned subsidiary of the Company.

Pursuant to the FSI purchase agreement, FSI sold 125 shares of its Series B 9% Convertible Preferred Stock (the “Series B Preferred Stock”) at a per share price of $10,000 to Sovereign, for gross proceeds of $1,250,000.

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

The Series B Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series B Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the issuance of $1,336,207 due to the value of the conversion feature of the Series B Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series B Preferred Stock, no value was prescribed to the Series B Preferred Stock.  At March 31, 2008, the fair value of the Series B Preferred Stock derivative liability was $1,300,000.

Stock Options and Warrants

 During the three months ended March 31, 2008, we did not grant any stock options.  As of March 31, 2008, we had a total of 204,000 options to purchase Class A common stock outstanding.

As of March 31, 2007, we had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

Other

We presently have no plans to purchase new research and development.

Recent Developments

Amendments to Articles of Incorporation

On May 19, 2008, the Company filed with the State of Delaware a Certificate of Designation and Series O 9% Convertible Stock Terms (the “Certificate of Designation”), which become a part of the Company’s Certificate of Incorporation, as amended.  The following is a description of the material terms of the Series O Preferred Stock:

Dividends.  Holders of Series O Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors either out of funds legally available therefore or through the issuance of shares of the Company’s Class A common stock (the “Common Stock”), and the Company shall accrue, quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, commencing on the earlier of March 31, 2008, or any Conversion Date (as defined below), cumulative dividends on the Preferred Stock at the rate per share (as a percentage of the Stated Value per share) equal to nine percent (9%) per annum, payable in cash or shares of Common Stock at the option of the Company.

Liquidation.  Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a "Liquidation"), and subject to the rights of the holders of the Company’s Series A Convertible Preferred Stock then outstanding, the holders of the Series O Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series O Preferred Stock an amount equal to the Stated Value plus all accrued but unpaid dividends per share, whether declared or not, and all other amounts in respect thereof (including liquidated damages, if any) then due and payable before any distribution or payment shall be made to the holders of any junior securities (as defined in the Certificate of Designation), and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of Series O Preferred Stock shall be distributed among the holders of Series O Preferred Stock ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.  The Company shall mail written notice of any such Liquidation, not less than 45 days prior to the payment date stated therein, to each record holder of Series O Preferred Stock.

Conversion.  The Series O Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price which shall be 80% of the average of the two (2) lowest closing bid prices for the twenty-day trading period prior to the conversion date.

The Certificate of Designation imposes certain restrictions on the conversion of the Series O Preferred Stock, including that in no event (except (i) if the Company is in default of any of its obligations under the Certificate of Designation or the Series O Purchase Agreements, or (ii) except as otherwise set forth in the Certificate of Designation) shall any Series O Purchaser be entitled to convert any Series O Preferred Stock to the extent that, after such conversion, the sum of (1) number of shares of Common Stock beneficially owned by such Series O Purchaser and its affiliates (other than the shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Series O Preferred Stock), and (2) the number of shares of Common Stock issuable upon the conversion of the Series O Preferred Stock with respect to which the determination of this proviso is being made, would result in beneficial ownership by the Series O Purchaser and its affiliates of more than 4.99% of the outstanding shares of Common Stock.

Voting Rights.  Except as otherwise provided in the Certificate of Designation and as otherwise required by law, the Series O Preferred Stock shall have only the voting rights (the “Special Voting Rights”) as follows:

(i)          The holders of shares of Series O Preferred Stock shall be entitled to vote solely on the issues set forth below, and, except to the extent specifically provided herein, each holder shall be entitled to the number of votes equal to (i) the largest number of full shares of Common Stock into which all shares of Series O Preferred Stock held by such holder could be converted, pursuant to the conversion provisions of the Certificate of Designation, at the record date for the determination of the stockholders entitled to vote on such matter or, if no record date is established, at the date such vote is taken or any written consent of stockholders is first executed, multiplied (ii) by 5.

(ii)          The Special Voting Rights set forth above shall be granted to the holders of shares of Series O Preferred Stock only with respect to (a) an increase or decrease in the number of authorized shares (“Share Change”) and/or (b) any proposed reverse stock split of the Common Stock of the Company (the “Proposed Reverse Split”), with the ratio of the Proposed Reverse Split(s) to be determined by the Company in its sole discretion.

(iii)          The Holders of the Series O Preferred Stock shall be entitled to exercise the Special Voting Rights set forth above with respect to the Share Change and/or Proposed Reverse Split only:

  (A)      Following a recommendation by the Company’s Board of Directors to its shareholders of the Share Change and/or Proposed Reverse Split; and
  (B)      Following the filing by the Company with the United States Securities and Exchange Commission (the “SEC”) a Definitive Proxy Statement or Definitive Information Statement, or other such statement (the “Definitive Shareholder Statement”) filed with the SEC for the purpose, among others, of communicating with the Company’s shareholders relating to the Share Change and/or Proposed Reverse Split; and
  (C)      Beginning on the tenth (10th) business day (excluding weekends and national holidays) preceding the date on which the shareholder meeting and vote are to be held (the “Voting Date”) or the date by which shareholder written consents are to be provided (the “Consent Date”), as applicable, and running through and including the Voting Date or the Consent Date, as applicable, such period being the “Special Voting Period.”

(iv)          Upon the ending of the Special Voting Period, the Special Voting Rights pertaining to the Series O Preferred Stock with respect to the Share Change and/or Proposed Reverse Split described in the applicable Definitive Shareholder Statement shall terminate.

(v)          Except as otherwise expressly provided in the Certificate of Designation or as required by law, the holders of Series O Preferred Stock exercising the Special Voting Rights with respect to the Share Change and/or Proposed Reverse Split shall vote together as a single class with the holders of the Company’s Common Stock on the Share Change and/or Proposed Reverse Split.

(vi)          Except as otherwise set forth above with respect to the Special Voting Rights and as otherwise required by law, the Series O Preferred Stock shall have no voting rights.

Protective Provisions.  So long as any shares of Series O Preferred Stock are outstanding, the Company shall not and shall cause its subsidiaries not to, without the affirmative vote of each of the holders of the Preferred Stock then outstanding, (i) alter or change adversely the powers, preferences or rights given to the Preferred Stock, (ii) alter or amend the Certificate of Designation, (iii) authorize or create any class of stock ranking as to dividends or distribution of assets upon a Liquidation (as defined in the Certificate of Designation) or otherwise senior to or pari passu with the Series O Preferred Stock, (iv) amend its certificate of incorporation, bylaws or other charter documents so as to affect adversely any rights of any holders of the Series O Preferred Stock, (v) increase the authorized or designated number of shares of Series O Preferred Stock, (vi) issue any additional shares of Series O Preferred Stock (including the reissuance of any shares of Series O Preferred Stock converted for Common Stock) or (vii) enter into any agreement with respect to the foregoing.

Redemption.  Redemption of the Series O Preferred Stock, whether at our option or that of Sovereign, requires us to pay, as a redemption price, the stated value of the outstanding shares of Series O Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

This description of some of the terms of the Series O Preferred Stock is meant as a summary only, and is not complete and should be read in conjunction with the Certificate of Designation filed as an exhibit to this Quarterly Report on Form 10-Q.

Entry into a Material Definitive Agreement
Unregistered Sale of Equity Securities

On May 20, 2008, the Company entered into Series O 9% Convertible Preferred Stock Purchase Agreements (the “Series O Purchase Agreements”) with Southridge Partners LP, Southshore Capital Fund LTD, and Sovereign Partners LP (collectively, the “Series O Purchasers”). Pursuant to the Series O Purchase Agreements, the Series O Purchasers purchased an aggregate of  38.8 shares of the Company’s Series ) 9% Convertible Preferred Stock (the “Series O Preferred Stock”) for aggregate proceeds to the Company of $373,000.

The shares of Series O Preferred Stock per purchaser were as follows:

Southridge Partners LP        268
Southshore Capital Fund LTD    55
Sovereign Partners LP          50

The Series O Preferred Stock entitles the Series O Purchasers or their assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series O Preferred Stock. The dividends are payable in cash or shares of the Company’s Class A common stock, at the Company’s option.

Under the Series O Purchase Agreements and the Series O Terms, the Series O Purchasers or their assignees may convert shares of Series O Preferred Stock into shares of our common stock. The sale of the Series O Preferred Stock and the Company’s future issuances of shares of common stock upon any conversion of the Series O Preferred Stock will be made without registration under the securities Act of 1933 (the “1933 Act”) in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder, including Regulation D and Rule 506.  All of the Series O Purchasers were accredited investors.  Additionally, there was no public offering of the Series O Preferred Stock, and no general solicitation or general advertising was made or done in connection with the issuance of the Series O Preferred Stock.

Move to New Headquarters Facilities

As previously disclosed in the Company’s 10-K date December 31, 2007, we relocated our offices to a new facility located at 387 South 520 West, Suite 110, Lindon, Utah 84042.  The facility consists of 3900 square feet of office space.  We entered into a 5-year lease with lease payments of $6,131 per month.  We believe that the new facilities are suitable for our needs for the foreseeable future.

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

Additionally, William A. Maasberg resigned as director of the Company on Wednesday, March 5, 2008, and as Chief Operating Officer on March 31, 2008.

Appointment of New Chairman, President, and Chief Executive Officer

In connection with the resignations of Messrs. Murdock and Maasberg, the Company appointed Roger D. Dudley, who was serving as the Company’s Executive Vice President and Chief Financial Officer, as the Company’s Chairman, President, and Chief Executive Officer.  Mr. Dudley will continue to serve as Chief Financial Officer.  Following the resignations of Messrs. Murdock and Maasberg, Mr. Dudley is the sole director of the Company.

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

As we proceed to implement our strategy and to reach our objectives, we anticipate further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments.  The strategy adopted by us has significant risks, and shareholders and others interested in Fonix and our Class A common stock should carefully consider the risks set forth below and under the heading “Certain Significant Risk Factors” in Item 1, Part I, of our annual report on Form 10-K for the year ended December 31, 2007.

As noted above, as of March 31, 2008, we had an accumulated deficit of $277,943,000; negative working capital of $34,384,000; derivative liabilities of $20,742,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock,  Series E Convertible Debentures and Series B Preferred Stock of our subsidiary; accrued liabilities and accrued settlement obligation of $5,045,000; accounts payable of $1,532,000; and current portion of notes payable of $3,833,000, Series E debentures of $1,754,000 and deferred revenues of $445,000.  Further, on March 15, 2007, the New York State trial court entered the Breckenridge Judgment in the amount of $1,602,000.  However, we have entered into a settlement agreement to pay the balance due Breckenridge under the Breckenridge Judgment of $297,500 at the rate of $42,500 for seven consecutive months.  As of the date of this report, the balance owed was $255,000.  Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing speech license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through debt instruments.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  As we have noted in our previous annual reports and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact) are forward-looking statements.  These statements include, but are not limited to our expectations with respect to the development of a diversified revenue base; delivery of our VoiceDial application; the market volume of educational electronic dictionary devices; our ability to capitalize in markets including toys, appliances, and other devices; the market demand for videogames; our growth strategies and the implementation of our Core Technologies and potential results; our payment of dividends on our common stock; our ability to meet customer demand for speech technologies and solutions; development of complementary technologies, products, marketing, and strategic alliance opportunities; profitability of language learning tools; the status of  traditional operator systems; our ability to continue operations in the event we do not receive approval to amend our articles of incorporation; the comparability of our speech-enabled Speech Products to other products; our intentions with respect to strategic collaborations and marketing arrangements; our intentions with respect to use of licenses; our plans with respect to development and acquisition of speech solutions; our goals with respect to supplying speech solutions for OEMs; our expectations with respect to continued financial losses; and our intentions with respect to financing our operations in the future.  Additional forward-looking statements may be found in the “Certain Significant Risk Factors” Section of our 10-K for the year ended December 31, 2007, together with accompanying explanations of the potential risks associated with such statements.

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

You are cautioned not to place undue reliance on these forward looking statements, which are current only as of the date of this Report.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  Many important factors could cause actual results to differ materially from management’s expectations, including those listed in the “Certain Significant Risk Factors” Section of our 10-K for the year ended December 31, 2007, as well as the following:

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

Item 4.                       Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer who is also our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual  report, has concluded that our disclosure controls and procedures are effective based on his evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Section 404 Assessment.  Section 404 of the Sarbanes-Oxley Act of 2002 required management’s annual review and evaluation of our internal controls beginning with our Form 10-K for the fiscal year ending December 31, 2007, and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Form 10-K for the fiscal year ending on December 31, 2008.  We are dedicating significant resources, including management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment.  We are continue to document and test our internal controls and consider whether any improvements are necessary for maintaining an effective control environment at our company.  The evaluation of our internal controls is being conducted under the direction of our senior management.  In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Board of Directors.  We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

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

Hite Development Corporation v. Fonix Corporation, Third District Court, Salt Lake County (Civil No. 070900883).  In January 2007, Hite Development Corporation (“Hite”) brought a lawsuit against the Company claiming breach of contract and breach of the covenant of good faith and fair dealing, alleging that the Company failed to make certain payments under a settlement agreement with Hite dating from March 2005.  The complaint seeks approximately $33,000 plus interest.  The Company filed its answer in May 2007.  The case is currently in the discovery phase.  On May 8, 2008, Hite filed a motion for summary judgment.  As of the date of this Report, the Company had not filed its response to the motion.  The Company intends to defend against the claims in the complaint.

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

Item 1A.                      Risk Factors

We attempt to identify, manage and mitigate the risks and uncertainties associated with our business to the extent practical.  However, some level of risk and uncertainty will always be present.  The section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, entitled “Certain Significant Risk Factors” describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects. We have revised the following risk factors which were previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

We had net income of $14,959,000 for December 31, 2007, and net losses $21,943,000 and $22,631,000 for the years ended December 31, 2006 and 2005, respectively.  We incurred a net loss of $1,046,000 for the three months ended March 31, 2008.  As of March 31, 2008, we had an accumulated deficit of $279,567,000; negative working capital of $35,952,000; derivative liability of $20,947,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series N Preferred Stock,  Series E Convertible Debentures and Series B Preferred Stock of our subsidiary; accrued liabilities and accrued settlement obligation of $5,592,000, accounts payable of $1,760,000; and current portion of notes payable of $4,368,000, Series E debentures of $1,754,000 and deferred revenues of $445,000.

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

As of March 31, 2008, we had debt obligations of $8,660,000, accrued liabilities and accrued settlement obligation of $5,592,000 and vendor accounts payable of approximately $1,760,000.  At present, our revenues from existing licensing arrangements and Speech Product sales are not sufficient to offset our ongoing operating expenses or to pay in full our current debt obligations.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2008, we issued 1,354,251,012 shares of our common stock in connection with conversions of 15 shares of our Series L Preferred Stock for which we received no proceeds.    The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

We received no proceeds from the issuance of shares upon conversion of our series of preferred stock.

Item 6.                      Exhibits

a.	Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit No.	Description of Exhibit
3	Certification of Designation of Series O Preferred Stock
31	Certification of President and Chief Financial Officer
32	Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fonix Corporation

Date: May 20, 2008	/s/ Roger D. Dudley
Roger D. Dudley, Chief Executive Officer, President,
Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer)