Form 10-Q
period 2008-06-30
FONIX CORP
filed 2008-08-14
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 0-23862
Fonix Corporation
(Exact name of registrant as specified in its charter)

Delaware	22-2994719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 8, 2008, there were issued and outstanding 11,330,079,238 shares of our Class A common stock.

FONIX CORPORATION
FORM 10-Q

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS

Current assets
Cash and cash equivalents	$73,000	$26,000
Prepaid expenses and other current assets	120,000	61,000

Total current assets	193,000	87,000

Property and equipment, net of accumulated depreciation of $1,298,000 and 1,293,000, respectively	31,000	16,000

Deposits and other assets	12,000	108,000

Total assets	$236,000	$211,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$5,838,000	$4,505,000
Accounts payable	1,638,000	1,532,000
Derivative liability	21,250,000	20,742,000
Accrued payroll and other compensation	211,000	211,000
Accrued settlement obligation	213,000	540,000
Deferred revenues	445,000	445,000
Notes payable - related parties	961,000	902,000
Series E debentures	1,754,000	1,754,000
Current portion of notes payable	4,463,000	3,833,000
Deposits and other	7,000	7,000

Total current liabilities	36,780,000	34,471,000

Long-term notes payable, net of current portion	3,566,000	3,556,000

Total liabilities	40,346,000	38,027,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Series L, convertible; 1,515 shares and 1,535 shares outstanding , respectively	-	-
Common stock, $0.0001 par value; 20,000,000,000 shares authorized;
Class A voting, 10,689,607,538 shares and 4,287,119,186 shares outstanding, respectively	1,069,000	429,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	239,139,000	238,714,000
Outstanding warrants to purchase Class A common stock	474,000	474,000
Cumulative foreign currency translation adjustment	10,000	10,000
Accumulated deficit	(281,302,000)	(277,943,000)

Total stockholders' deficit	(40,110,000)	(37,816,000)

Total liabilities and stockholders' deficit	$236,000	$211,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$560,000	$644,000	$846,000	$1,004,000
Cost of revenues	25,000	72,000	50,000	79,000

Gross profit	535,000	572,000	796,000	925,000

Expenses:
Selling, general and administrative	588,000	654,000	1,087,000	1,464,000
Product development and research	477,000	437,000	693,000	924,000

Total expenses	1,065,000	1,091,000	1,780,000	2,388,000

Other income (expense):
Interest expense	(529,000)	(455,000)	(1,037,000)	(917,000)
Gain (loss) on derivative liability	(234,000)	(87,000)	(313,000)	529,000

Other income (expense), net	(763,000)	(542,000)	(1,350,000)	(388,000)

Net loss from continuing operations	(1,293,000)	(1,061,000)	(2,334,000)	(1,851,000)

Net loss	(1,293,000)	(1,061,000)	(2,334,000)	(1,851,000)
Preferred stock dividends	(447,000)	(431,000)	(1,025,000)	(841,000)

Loss attributable to common stockholders	$(1,740,000)	$(1,492,000)	$(3,359,000)	$(2,692,000)

Basic and diluted loss per common share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss	$(1,293,000)	$(1,061,000)	$(2,334,000)	$(1,851,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

Six Months Ended June 30,	2008	2007
Cash flows from operating activities
Net income (loss)	$(2,334,000)	$(1,851,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss (gain) on derivative liability	313,000	(529,000)
Accretion of discount on notes payable	640,000	494,000
Issuance of shares for employee grants	522,000	-
Stock issued for interest expense on long-term debt	-	-
Accretion of discount on legal settlement	-	-
Impairment of goodwill	-	-
Write down of intercompany receivable	-	-
Legal settlement expense	-	-
Gain on sale of investment	-	-
Gain on forgiveness of liabilities	-	-
Depreciation	5,000	25,000
Changes in assets and liabilities
Funds held in escrow	-	(94,000)
Prepaid expenses and other current assets	61,000	2,000
Other assets	96,000	-
Accounts payable	230,000	(218,000)
Other accrued liabilities	371,000	385,000
Deferred revenues	-	(14,000)

Net cash used in operating activities	(96,000)	(1,800,000)

Cash flows from investing activities
Purchase of property and equipment	(20,000)	-

Net cash used in investing activities	(20,000)	-

Cash flows from financing activities
Proceeds from related party note payable	59,000	102,000
Advance on Series B Preferred Stock	-	1,250,000
Proceeds from issuance of Series O Preferred Stock	431,000	-
Proceeds from notes payable	-	450,000
Payments on accrued settlement obligation	(327,000)	-

Net cash provided by financing activities	163,000	1,802,000

Net increase (decrease) in cash and cash equivalents	47,000	2,000

Cash and cash equivalents at beginning of period	26,000	5,000

Cash and cash equivalents at end of period	$73,000	$7,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Six Months Ended June 30, 2008:

Issued 2,004,251,012 shares of Class A common stock upon conversion of 21 shares of Series L Convertible Preferred Stock.

Issued  2,610,065,000 shares of Class A common stock for employee stock grants

Issued 624,705,379 shares of Class A common stock for unpaid legal fees.

Issued 600,000,000 shares of Class A common stock for consulting services.

Issued 563,466,961 shares of Class A common stock upon conversion of $58,000 in accrued interest.

Accrued $693,000 of dividends on Series L Preferred Stock.

Accrued $68,000 of dividends on Series M Preferred Stock.

Accrued $62,000 of dividends on Series N Preferred Stock.

Accrued $11,000 of dividends on Series O Preferred Stock.

Accrued $57,000 of dividends on Fonix Speech Series B Preferred Stock.

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

Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Business Condition - For the three months ended June 30, 2008 and 2007, the company generated revenues of $560,000 and $644,000, respectively, and incurred net losses of $1,293,000 and $1,061,000, respectively.  For the six months ended June 30, 2008 and 2007, the company generated revenues of $846,000 and $1,004,000, respectively, incurred net losses of $2,334,000 and $1,851,000, respectively, and had negative cash flows from operating activities of $96,000 and $1,800,000, respectively.  As of June 30, 2008, we had an accumulated deficit of $281,302,000; negative working capital of $36,587,000; derivative liabilities of $21,250,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock,  Series E Convertible Debentures and Series B Preferred Stock of our subsidiary; accrued liabilities and accrued settlement obligation of $6,051,000; accounts payable of $1,638,000; and current portion of notes payable of $4,463,000, Series E debentures of $1,754,000 and deferred revenues of $445,000.  We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2008, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

The Company’s cash resources, limited to collections from customers, sales of our equity and debt securities and loans, have not been sufficient to cover operating expenses.  As a result, some payments to vendors have been delayed.  On March 15, 2007, the New York State trial court entered judgment against the Company and in favor of the Breckenridge Fund in the amount of $1,602,000.  In February 2008, the Company entered into an amended settlement agreement with Breckenridge under which the Company agreed to pay Breckenridge $540,000.  The Company has paid Breckenridge $327,500 and is obligated to pay the balance of $212,500 at the rate of $42,500 per month.

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

Net Loss Per Common Share – Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  As of June 30, 2008 and 2007, there were outstanding common stock equivalents to purchase  159,542,519,175 and 19,639,705,706 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008		2007
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss	$(1,293,000)		$(1,061,000)
Preferred stock dividends	(447,000)		(431,000)
Loss attributable to common stockholders	$(1,740,000)	$(0.00)	$(1,492,000)	$(0.00)
Weighted-average common shares outstanding	6,454,843,244		1,960,341,139

	Six Months Ended June 30,
	2008		2007
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss	$(2,334,000)		$(1,851,000)
Preferred stock dividends	(1,025,000)		(841,000)
Loss attributable to common stockholders	$(3,359,000)	$(0.00)	$(2,692,000)	$(0.00)
Weighted-average common shares outstanding	5,650,339,404		2,036,896,444

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Deferred revenue as of June 30, 2008, and December 31, 2007, consisted of the following:

Description	Criteria for Recognition	June 30, 2008	Dec 31, 2007
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 445,000	$ 445,000

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The discount on the Note is based on an imputed interest rate of 25%.  The carrying amount of the Note of $7,249,000 at June 30, 2008, was net of unamortized discount of $1,484,000.  As of the date of this report, the Company had not made any scheduled payments for 2007 or 2008.

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

The following schedule summarizes the Company’s current debt obligations and respective balances at June 30, 2008, and December 31, 2007:

Notes Payable	June 30, 2008	December 31, 2007

5% Note payable to a company, $8,733,000 face amount, due in quarterly installments of $319,000, matures January 2010, less unamortized discount based on interest imputed at 25% of $1,484,000 and $2,124,000, respectively	$7,249,000	$6,609,000
Note payable to a company, interest at 10%, matured June 2007, due on demand	235,000	235,000
Note payable to a company, interest at 10%, matured June 2007, due on demand	95,000	95,000
Note payable to a company, interest at 10%, matured July 2007, due on demand	450,000	450,000
Note payable to related parties, interest at 12%, matured September 2006, secured by intellectual property rights	961,000	902,000
Total notes payable	8,990,000	8,291,000
Less current maturities	(5,424,000)	(4,735,000)
Long-Term Note Payable	$3,566,000	$3,556,000

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.  RELATED-PARTY NOTES PAYABLE

During 2002, two executive officers of the Company (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to the Company under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in Company operations.  The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, was originally due and payable on June 10, 2003.  The Company and the Lenders have agreed to postpone the maturity date on several occasions.  The note was due September 30, 2006.  As of June 30, 2008, the Company had not made payment against the outstanding balance due on the note.  All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company at any time.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note.  The balance due at December 31, 2005 was $486,000.  During the year ended December 31, 2006, the Company received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the year ended December 31, 2007, the Company received additional advances of $102,000.  During the six months ended June 30, 2008, the Company received additional advances of $59,000.  The balance due at June 30, 2008, was $961,000.

The balance due of $961,000 is secured by the Company’s intellectual property rights and common stock of Fonix Speech.  As of June 30, 2008, the Lenders had not converted any of the outstanding balance into common stock.  However, for the six months ended June 30, 2008, the Lenders converted $43,000 of accrued interest into 304,099,915 shares of common stock for the benefit of one of the Lenders, Thomas A. Murdock, a former officer and director of the Company.

4.  PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock – As of June 30, 2008, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

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

The Company accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of the Company.  The Series L Preferred Stock is convertible into shares of common stock of the Company.  The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 140%, risk-free rate of 3.75% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock.  Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount the Company had assigned to the Series H Preferred Stock.  At June 30, 2008, the fair value of the Series L Preferred Stock derivative liability was $15,616,000.

For the six months ended June 30, 2008, the Company issued 2,004,251,012 shares of its Class A common stock in conversion of 21 shares of its Series L Preferred Stock.  At June 30, 2008, 1,515 shares of Series L Preferred Stock remained outstanding.  (See Note 9 for discussion of conversions subsequent to June 30, 2008.)

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $1,603,000 due to the value of the conversion feature of the Series M Preferred Stock, which was previously recorded as part of the Series L Preferred Stock derivative liability.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series M Preferred Stock, no value was prescribed to the Series M Preferred Stock.  At June 30, 2008, the fair value of the Series M Preferred Stock derivative liability was $1,547,000.

As of June 30, 2008, there were 150 shares of Series M Preferred Stock convertible preferred stock outstanding.

Series N Convertible Preferred Stock – On August 24, 2007, the Company entered into a Securities Purchase Agreement with Trillium Partners, LP and other unnamed future investors relating to the issuance and sale of the Company’s Series N 9% Convertible Preferred Stock.

Pursuant to the agreement, the Company agreed to issue up to 2,400 shares of its Series N 9% Convertible Preferred Stock (the “Series N Preferred Stock”) at a per share price of $1,000 to Trillium Partners, LP and other unnamed future investors, for gross proceeds of up to $2,400,000.  As of the date of this report, the Company had issued 1,755 shares of the Series N Preferred Stock, for cash proceeds of $1,350,000.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $957,000 due to the value of the conversion feature of the Series N Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series N Preferred Stock, no value was prescribed to the Series N Preferred Stock.  At June 30, 2008, the fair value of the Series N Preferred Stock derivative liability was $1,810,000.

As of June 30, 2008, there were 1,755 shares of Series N Preferred Stock convertible preferred stock outstanding.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Series O Convertible Preferred Stock – Between January 25, 2008, and June 3, 2008, the Company received advances from three entities in connection with the purchase agreements related to the Company’s Series O 9% Convertible Preferred Stock (“Series O Preferred Stock”). On May 20, 2008, the Company entered into Securities Purchase Agreements with Southridge Partners LP, Southshore Capital Fund LTD, Sovereign Partners LP (collectively, the “Series O Purchasers”) for the sale of an aggregate of 43 shares of Series O Preferred Stock for gross proceeds of $416,000.  The material terms of the purchase agreements had been agreed upon prior to receipt of the advances.  Therefore, the Series O Preferred Stock was accounted for as discussed below on the dates cash proceeds were received by the Company.  The Company also began accruing dividends upon receiving the advances.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $290,000 due to the value of the conversion feature of the Series O Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series O Preferred Stock, no value was prescribed to the Series O Preferred Stock. At June 30, 2008, the fair value of the Series O Preferred Stock derivative liability was $444,000.

As of June 30, 2008, there were 43 shares of Series O Preferred Stock convertible preferred stock outstanding.

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

The Series B Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series B Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the issuance of $1,336,207 due to the value of the conversion feature of the Series B Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series B Preferred Stock, no value was prescribed to the Series B Preferred Stock.  At June 30, 2008, the fair value of the Series B Preferred Stock derivative liability was $1,289,000.

As of June 30, 2008, there were 125 shares of Series B Preferred Stock convertible preferred stock outstanding.

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

The McCormack Debenture is convertible into shares of the Company’s Class A common stock on the same terms as the Debenture.

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

6.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Class A Common Stock – During the six months ended June 30, 2008, 2,004,251,012 shares of Class A common stock were issued in conversion of 21 shares of Series L Preferred Stock, 2,610,065,000 shares were issued for employee stock grants, 624,705,379 shares were issued for payment of unpaid legal fees, 600,000,000 shares were issued for consulting services, 304,099,915 shares were issued in conversion of interest on the related party note and 259,367,046 shares were issued in payment of interest on the Series L Preferred Stock.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock Options – As of June 30, 2008, the Company had a total of 198,000 options to purchase Class A common stock outstanding.  During the six months ended June 30, 2008 no options were granted.

Warrants – As of June 30, 2008, the Company had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

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

The Court’s judgment, dated as of March 15, 2007, states that the Company owes an aggregate of $1,602,000 to Breckenridge.  The Company has accrued for this settlement in the accompanying financial statements.  In February 2008, the Company entered into an amended settlement agreement with Breckenridge under which the Company agreed to pay Breckenridge $540,000.  The Company has paid Breckenridge $327,500 and is obligated to pay the balance of $212,500 at the rate of $42,500 per month.

Hite Development Corporation –  In January 2007, Hite Development Corporation (“Hite”) brought a lawsuit against the Company claiming breach of contract and breach of the covenant of good faith and fair dealing, alleging that the Company failed to make certain payments under a settlement agreement with Hite dating from March 2005.  The complaint seeks approximately $33,000 plus interest.  The Company filed its answer in May 2007.  On May 8, 2008, Hite filed a motion for summary judgment, which the Court granted.

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

8.  SUBSEQUENT EVENTS

Subsequent to June 30, 2008, the Company has issued 345,000,000 shares of its Class A common stock in conversion of 4 shares of Series L Preferred Stock.

Subsequent to June 30, 2008, the Company has issued 295,471,700 shares of its Class A common stock in payment of interest on the Series L Preferred Stock.

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

For the three months ended June 30, 2008 and 2007, we generated revenues of $560,000 and $644,000, respectively, and incurred net losses of $1,293,000 and $1,061,000, respectively.  For the six months ended June 30, 2008 and 2007, the company generated revenues of $846,000 and $1,004,000, respectively, incurred net losses of $2,334,000 and $1,851,000, respectively, and had negative cash flows from operating activities of $96,000 and $1,800,000, respectively As of June 30, 2008, we had an accumulated deficit of $281,302,000; negative working capital of $36,587,000; derivative liabilities of $21,250,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock,  Series E Convertible Debentures and Series B Preferred Stock of our subsidiary; accrued liabilities and accrued settlement obligation of $6,051,000; accounts payable of $1,638,000; and current portion of notes payable of $4,463,000, Series E debentures of $1,754,000 and deferred revenues of $445,000.  We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2008, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

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

Deferred revenue as of June 30, 2008, and December 31, 2007, consisted of the following:
Description	Criteria for Recognition	June 30, 2008	December 31, 2007
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$445,000	$445,000

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

Recently Enacted Accounting Standards

Business Combinations - In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141”), “Business Combinations.” This accounting principle requires the fundamental requirements of acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; minority interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively. Earlier adoption is prohibited. Adoption is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

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

Results of Operations

Three months ended June 30, 2008, compared with three months ended June 30, 2007

During the three months ended June 30, 2008, we recorded revenues of $560,000, a decrease of $84,000 from $644,000 for the same period in 2007. The decrease was primarily due to decreased royalty revenues of $171,000, partially offset by increased licensing revenue of $87,000.

Selling, general and administrative expenses were $588,000 for the three months ended June 30, 2008, a decrease of $66,000 from $654,000 for the same period in 2007. The decrease is primarily due to decreased salary and wage related expenses of $40,000, decreased other expenses of $15,000, decreased taxes, licenses and permits of $15,000, decreased occupancy related expenses of $15,000, decreased depreciation expenses of $3,000 and decreased investor relations related expenses of $1,000, partially offset by increased consulting expenses $11,000, increased travel expenses of $6,000 and increased legal and accounting fees of $6,000.

We incurred research and product development expenses of $477,000 for the three months ended June 30, 2008, an increase of $40,000 from $437,000 for the same period in 2007. The increase was primarily due to an overall increase in wage related expenses of $89,000 and increased other operating expenses of $3,000, partially offset by decreased  travel expenses of $19,000, decreased consulting expenses of $16,000, decrease occupancy expenses of $12,000 and decreased depreciation expenses of $5,000.

Net interest and other expense was $763,000 for the three months ended June 30, 2008, an increase of $221,000 from net other expense of $542,000 for the same period in 2007.  The overall increase was due to an increase in interest expense of $74,000 and a increase in the loss recognized on the derivative liability of $147,000.

Six months ended June 30, 2008, compared with six months ended June 30, 2007

During the six months ended June 30, 2008, we recorded revenues of $846,000, a decrease of $158,000 from $1,004,000 for the same period in 2007. The decrease was primarily due to decreased royalty revenues of $268,000 and decreased non-recurring engineering (“NRE”) speech revenues of $15,000, partially offset by increased licensing revenue of $96,000 and increased support fees of $29,000

Selling, general and administrative expenses were $1,087,000 for the six months ended June 30, 2008, a decrease of $377,000 from $1,464,000 for the same period in 2007. The decrease is primarily due to decreased salary and wage related expenses of $445,000, decreased other expenses of $19,000, decreased taxes, licenses and permits of $12,000, decreased depreciation expenses of $9,000, decreased consulting expenses $6,000 and decreased legal and accounting fees of $2,000, partially offset by increased occupancy related expenses of $68,000, increased investor relations related expenses of $37,000, increased travel expenses of $9,000 and increased advertising expenses of $2,000.

We incurred research and product development expenses of $693,000 for the six months ended June 30, 2008, a decrease of $231,000 from $924,000 for the same period in 2007. The decrease was primarily due to an overall decrease in wage related expenses of $155,000, decreased consulting expenses of $30,000, decreased travel expenses of $25,000, decreased occupancy expenses of $11,000 and decreased depreciation expenses of 11,000, partially offset by an increase in other operating expenses of $1,000.

Net interest and other expense was $1,350,000 for the six months ended June 30, 2008, a increase of $962,000 from net other expense of $388,000 for the same period in 2007.  The overall increase was due to the change of $842,000 in the derivative liability and an increase in interest expense of $120,000.

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

Our cash resources are limited to collections from customers, proceeds from the issuance of preferred stock, and loan proceeds, and are not sufficient to cover current operating expenses and payments of current liabilities.  At June 30, 2008, we had negative working capital of $36,587,000; derivative liabilities of $21,250,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series N Preferred Stock,  Series E Convertible Debentures and Series B Preferred Stock of our subsidiary; accrued liabilities and accrued settlement obligation of $6,051,000; accounts payable of $1,638,000; and current portion of notes payable of $4,463,000, Series E debentures of $1,754,000 and deferred revenues of $445,000.

We had $846,000 in revenue and a loss of $2,334,000 for the six months ended June 30, 2008.  Net cash used in operating activities of $96,000 for the six months ended June 30, 2008, resulted principally from the net loss incurred of $2,334,000, non-cash accretion of discount on notes payable of $640,000, issuance of shares for employee stock grants of $522,000, increased accrued liabilities of $371,000,  non-cash loss recognized on the derivative liability of $313,000, increased accounts payable of $230,000, decreased other assets of $96,000,  decreased prepaid expenses and other current assets of $61,000 and depreciation expense of $5,000  Net cash used in investing activities of $20,000 for the six months ended June 30, 2008, consisted of the purchase of property and equipment of $20,000.  Net cash provided by financing activities of $685,000 consisting primarily of the proceeds on the Series O Preferred Stock of $431,000 and proceeds from the related party note of $59,000.

We had negative working capital of $35,952,000 at June 30, 2008, compared to negative working capital of $34,384,000 at December 31, 2007.  Current assets increased by $106,000 to $193,000 from $87,000 from December 31, 2007, to June 30, 2008.  Current liabilities increased by $2,309,000 to $36,780,000 from $34,471,000 during the same period.  The change in working capital from December 31, 2007, to June 30, 2008, reflects, in part, increased current portion of notes payable of $630,000, increased accrued liabilities of $1,333,000, increased accounts payable of $106,000, increased derivative liability of $508,000 and increased notes payable to related parties of $59,000, partially offset by a decrease in accrued settlement obligation of $327,000 and an increased cash of $47,000.  Total assets were $236,000 at June 30, 2008, compared to $211,000 at December 31, 2007.

Notes Payable - Related Parties

During 2002, two executive officers of the Company (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to the Company under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in Company operations.  The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, was originally due and payable on June 10, 2003.  The Company and the Lenders have agreed to postpone the maturity date on several occasions.  The note was due September 30, 2006.  As of June 30, 2008, the Company had not made payment against the outstanding balance due on the note.  All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company at any time.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note.  The balance due at December 31, 2005 was $486,000.  During the year ended December 31, 2006, the Company received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the year ended December 31, 2007, the Company received additional advances of $102,000.  During the six months ended June 30, 2008, the Company received additional advances of $59,000.  The balance due at June 30, 2008, was $961,000.

The balance due of $961,000 is secured by the Company’s intellectual property rights and common stock of Fonix Speech.  As of June 30, 2008, the Lenders had not converted any of the outstanding balance into common stock.  However, for the six months ended June 30, 2008, the Lenders converted $43,000 of accrued interest into 304,099,915 shares of common stock for the benefit of one of the Lenders, Thomas A. Murdock, a former officer and director of the Company.

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

Series A Convertible Preferred Stock

 As of June 30, 2008, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

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

The Company accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of the Company.  The Series L Preferred Stock is convertible into shares of common stock of the Company.  The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 140%, risk-free rate of 3.75% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock.  Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount the Company had assigned to the Series H Preferred Stock.  At June 30, 2008, the fair value of the Series L Preferred Stock derivative liability was $15,616,000.

For the quarter ended June 30, 2008, the Company issued 2,004,251,012 shares of its Class A common stock in conversion of 21 shares of its Series L Preferred Stock.  At June 30, 2008, 1,515 shares of Series L Preferred Stock remained outstanding.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $1,603,000 due to the value of the conversion feature of the Series M Preferred Stock, which was previously recorded as part of the Series L Preferred Stock derivative liability.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series M Preferred Stock, no value was prescribed to the Series M Preferred Stock.  At June 30, 2008 the fair value of the Series M Preferred Stock derivative liability was $1,547,000.

As of June 30, 2008, there were 150 shares of Series M Preferred Stock convertible preferred stock outstanding.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $957,000 due to the value of the conversion feature of the Series N Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series N Preferred Stock, no value was prescribed to the Series N Preferred Stock.  At June 30, 2008, the fair value of the Series N Preferred Stock derivative liability was $1,810,000.

As of June 30, 2008, there were 1,755 shares of Series N Preferred Stock convertible preferred stock outstanding.

Series O Convertible Preferred Stock

Between January 25, 2008, and June 3, 2008, the Company received advances from three entities in connection with the purchase agreements related to the Company’s Series O 9% Convertible Preferred Stock (“Series O Preferred Stock”). On May 20, 2008, the Company entered into Securities Purchase Agreements with Southridge Partners LP, Southshore Capital Fund LTD, Sovereign Partners LP (collectively, the “Series O Purchasers”) for the sale of an aggregate of 43 shares of Series O Preferred Stock for gross proceeds of $416,000.  The material terms of the purchase agreements had been agreed upon prior to receipt of the advances.  Therefore, the Series O Preferred Stock was accounted for as discussed below on the dates cash proceeds were received by the Company.  The Company also began accruing dividends upon receiving the advances.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $290,000 due to the value of the conversion feature of the Series O Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series O Preferred Stock, no value was prescribed to the Series O Preferred Stock. At June 30, 2008, the fair value of the Series O Preferred Stock derivative liability was $444,000.

As of June 30, 2008, there were 43 shares of Series O Preferred Stock convertible preferred stock outstanding.

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

The Series B Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series B Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the issuance of $1,336,207 due to the value of the conversion feature of the Series B Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series B Preferred Stock, no value was prescribed to the Series B Preferred Stock.  At June 30, 2008, the fair value of the Series B Preferred Stock derivative liability was $1,289,000.

As of June 30, 2008, there were 125 shares of Series B Preferred Stock convertible preferred stock outstanding.

Stock Options and Warrants

 During the six months ended June 30, 2008, we did not grant any stock options.  As of June 30, 2008, we had a total of 198,000 options to purchase Class A common stock outstanding.

During the six months ended June 30, 2008, we issued 2,610,065,000 shares of Class A common stock for employee stock grants.

As of June 30, 2008, we had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

Other

We presently have no plans to purchase new research and development.

Recent Developments

Exchange Agreement

In June 2008, the Company organized a subsidiary, Fonix GS Acquisition Group, Inc. (“FGSA”).  The Company owns 100% of the issued and outstanding shares of FGSA, which was formed for the purpose of acquiring 80% of the issued and outstanding shares of Shanghai Gaozhi Software Systems Limited ("GaozhiSoft"), a Hong Kong software developer and solutions provider in 2G (second-generation) and 3G (third-generation) mobile networks in China and throughout the Asian Pacific region

The Company and FGSA subsequently entered into an exchange agreement dated as of June 27, 2008 (the “Exchange Agreement”), with Southridge LLC (“Southridge”) G-Soft, Limited, a Hong Kong corporation (“G-Soft”)(the “Sellers”).  G-Soft, through its wholly owned subsidiary, has the rights to acquire GaoshiSoft based on a written agreement with all of the shareholders of GaozhiSoft. Pursuant to the Exchange Agreement, FGSA agreed to purchase 80% of the issued and outstanding shares of G-Soft from the Sellers, and Southridge agreed to purchase the remaining 20% of the issued and outstanding G-Soft shares, concurrent with G-Soft’s acquisition of all of the shares of GaozhiSoft.

As consideration for the purchase of the G-Soft shares, Southridge agreed to transfer shares of the Company’s Series L Convertible Preferred Stock (the “Series L Preferred Stock”) in the amounts set forth in the agreement.  In return for the purchase of the 80% of the outstanding shares, the Company agreed to issue an aggregate of Two Thousand (2,000) shares of a new series of preferred stock (the “Preferred Stock”).  Additionally, the Company agreed to execute and deliver to Haim Shafrir, acting as the Seller’s representative, a promissory note (the “Note”) in the aggregate principal amount of $3,000,000, payable quarterly as a percentage of EBITDA of GaozhiSoft, with the balance of principal due four (4) years after the date of issuance.  The Note is secured by the assets of FGSA (including the capital stock of G-Soft and its subsidiaries, including GaozhiSoft).

The Company anticipates that the final closing of the transaction will take place in September 2008 after all required regulatory approvals are obtained.

The foregoing summary of the terms and conditions of the Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Exchange Agreement, attached as an exhibit to the Company’s Current Report on Form 8-K, filed with the Commission on August 12, 2008.

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

As noted above, as of June 30, 2008, we had an accumulated deficit of $281,302,000; negative working capital of $36,587,000; derivative liabilities of $21,250,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock,  Series E Convertible Debentures and Series B Preferred Stock of our subsidiary; accrued liabilities and accrued settlement obligation of $6,051,000; accounts payable of $1,638,000; and current portion of notes payable of $4,463,000, Series E debentures of $1,754,000 and deferred revenues of $445,000.  Further, on March 15, 2007, the New York State trial court entered the Breckenridge Judgment in the amount of $1,602,000.  However, we have entered into a settlement agreement to pay the balance due Breckenridge under the Breckenridge Judgment of $212,500 at the rate of $42,500 for five consecutive months.  As of the date of this report, the balance owed was $170,000.  Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing speech license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through debt instruments.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  As we have noted in our previous annual reports and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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

Item 4T.          Controls and Procedures

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

Section 404 Assessment.  Section 404 of the Sarbanes-Oxley Act of 2002 required management’s annual review and evaluation of our internal controls beginning with our Form 10-K for the fiscal year ending December 31, 2007, and an attestation of the effectiveness of these controls by our independent registered public accounting firm beginning with our Form 10-K for the fiscal year ending on December 31, 2009.  We are dedicating significant resources, including management time and effort, and incurring substantial costs in connection with our ongoing Section 404 assessment.  We are continue to document and test our internal controls and consider whether any improvements are necessary for maintaining an effective control environment at our company.  The evaluation of our internal controls is being conducted under the direction of our senior management.  In addition, our management is regularly discussing the results of our testing and any proposed improvements to our control environment with our Board of Directors.  We will continue to work to improve our controls and procedures, and to educate and train our employees on our existing controls and procedures in connection with our efforts to maintain an effective controls infrastructure at our Company.

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

On February 2, 2007, the Court granted Breckenridge’s motion for summary judgment, denied the Company’s summary judgment motion, and directed that a hearing be held to determine the amount owed by the Company to Breckenridge.  The Company and Breckenridge entered into a stipulation that the Company owed Breckenridge $1,530,000 plus interest at a rate of 9% from September 15, 2006 to the date of entry of judgment.The Court’s judgment, dated as of March 15, 2007, states that the Company owes an aggregate of $1,602,000 to Breckenridge.  The Company has accrued for this settlement in the accompanying financial statements.  In February 2008, the Company entered into an amended settlement agreement with Breckenridge under which the Company agreed to pay Breckenridge $540,000.  The Company has paid Breckenridge $327,500 and is obligated to pay the balance of $212,500 at the rate of $42,500 per month.

Hite Development Corporation v. Fonix Corporation, Third District Court, Salt Lake County (Civil No. 070900883).  In January 2007, Hite Development Corporation (“Hite”) brought a lawsuit against the Company claiming breach of contract and breach of the covenant of good faith and fair dealing, alleging that the Company failed to make certain payments under a settlement agreement with Hite dating from March 2005.  The complaint seeks approximately $33,000 plus interest.  The Company filed its answer in May 2007.   On May 8, 2008, Hite filed a motion for summary judgment, which the Court granted.

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

We had net income of $14,959,000 for December 31, 2007, and net losses $21,943,000 and $22,631,000 for the years ended December 31, 2006 and 2005, respectively.  We incurred a net loss of $1,293,000 for the three months ended June 30, 2008 and $2,334,000 for the six months ended June 30, 2008.  As of June 30, 2008, we had an accumulated deficit of $281,302,000; negative working capital of $36,587,000; derivative liability of $21,250,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series N Preferred Stock,  Series E Convertible Debentures and Series B Preferred Stock of our subsidiary; accrued liabilities and accrued settlement obligation of $6,051,000, accounts payable of $1,638,000; and current portion of notes payable of $4,463,000, Series E debentures of $1,754,000 and deferred revenues of $445,000.

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

As of June 30, 2008, we had debt obligations of $8,990,000, accrued liabilities and accrued settlement obligation of $6,051,000 and vendor accounts payable of approximately $1,638,000.  At present, our revenues from existing licensing arrangements and Speech Product sales are not sufficient to offset our ongoing operating expenses or to pay in full our current debt obligations.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2008, we issued 2,004,251,012 shares of our common stock in connection with conversions of 21 shares of our Series L Preferred Stock for which we received no proceeds.    The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

We received no proceeds from the issuance of shares upon conversion of our series of preferred stock.

Item 6.            Exhibits

a.	Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit No.	Description of Exhibit

10
                  Exchange Agreement, dated as of June 27, 2008 (previously filed as an exhibit to the Companyls Current Report on Form 8-K, filed with the Commission on August 12 , 2008, and incorporated herein by reference).

31	Certification of President and Chief Financial Officer
32	Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fonix Corporation

Date: August 14 , 2008	/s/ Roger D. Dudley
Roger D. Dudley, Chief Executive Officer, President,
Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer)