Form 10-Q
period 2008-09-30
FONIX CORP
filed 2008-11-19
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 0-23862
Fonix Corporation
(Exact name of registrant as specified in its charter)

Delaware	22-2994719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 14, 2008, there were issued and outstanding 16,615,553,852 shares of our Class A common stock.

FONIX CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – As of September 30, 2008, and December 31, 2007	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the
	Three and Nine Months Ended September 30, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4T.	Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	36

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS

Current assets
Cash and cash equivalents	$10,000	$26,000
Prepaid expenses and other current assets	60,000	61,000

Total current assets	70,000	87,000

Property and equipment, net of accumulated depreciation of $1,301,000 and $1,293,000, respectively	28,000	16,000

Deposits and other assets	12,000	108,000

Total assets	$110,000	$211,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$4,666,000	$4,505,000
Accounts payable	1,682,000	1,532,000
Derivative liability	33,886,000	20,742,000
Accrued payroll and other compensation	211,000	211,000
Accrued settlement obligation	85,000	540,000
Deferred revenues	445,000	445,000
Notes payable - related parties	940,000	902,000
Series E debentures	-	1,754,000
Current portion of notes payable	-	3,833,000
Deposits and other	7,000	7,000

Total current liabilities	41,922,000	34,471,000

Long-term notes payable, net of current portion	-	3,556,000

Total liabilities	41,922,000	38,027,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Series L, convertible; 1,501 shares and 1,535 shares outstanding , respectively	-	-
Common stock, $0.0001 par value; 20,000,000,000 shares authorized;
Class A voting, 14,900,043,852 shares and 4,287,119,186 shares outstanding, respectively	1,490,000	429,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	239,183,000	238,714,000
Outstanding warrants to purchase Class A common stock	474,000	474,000
Cumulative foreign currency translation adjustment	10,000	10,000
Accumulated deficit	(283,469,000)	(277,943,000)

Total stockholders' deficit	(41,812,000)	(37,816,000)

Total liabilities and stockholders' deficit	$110,000	$211,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$223,000	$339,000	$1,069,000	$1,344,000
Cost of revenues	3,000	54,000	53,000	133,000

Gross profit	220,000	285,000	1,016,000	1,211,000

Expenses:
Selling, general and administrative	343,000	502,000	1,431,000	1,966,000
Product development and research	300,000	338,000	992,000	1,263,000

Total expenses	643,000	840,000	2,423,000	3,229,000

Other income (expense):
Interest expense	(1,686,000)	(476,000)	(2,723,000)	(1,393,000)
Gain on forgiveness of liabilities	-	199,000	-	199,000
Gain on derivative liability	408,000	247,000	95,000	776,000

Other income (expense), net	(1,278,000)	(30,000)	(2,628,000)	(418,000)

Net loss from continuing operations	(1,701,000)	(585,000)	(4,035,000)	(2,436,000)

Net loss	(1,701,000)	(585,000)	(4,035,000)	(2,436,000)
Preferred stock dividends	(466,000)	(436,000)	(1,491,000)	(1,278,000)

Loss attributable to common stockholders	$(2,167,000)	$(1,021,000)	$(5,526,000)	$(3,714,000)

Basic and diluted loss per common share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Net loss	$(1,701,000)	$(585,000)	$(4,035,000)	$(2,436,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30,	2008	2007
Cash flows from operating activities
Net income (loss)	$(4,035,000)	$(2,436,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on derivative liability	(95,000)	(776,000)
Accretion of discount on notes payable	2,124,000	774,000
Issuance of shares for employee grants	709,000	-
Gain on forgiveness of liabilities	-	(199,000)
Depreciation	8,000	29,000
Changes in assets and liabilities
Prepaid expenses and other current assets	134,000	2,000
Other assets	96,000	-
Accounts payable	274,000	(130,000)
Accrued payroll and other compensation	-	44,000
Other accrued liabilities	576,000	581,000
Deferred revenues	-	(14,000)

Net cash used in operating activities	(209,000)	(2,125,000)

Cash flows from investing activities
Purchase of property and equipment	(20,000)	-

Net cash used in investing activities	(20,000)	-

Cash flows from financing activities
Proceeds from related party note payable	59,000	102,000
Proceeds from Series B Preferred Stock	-	1,250,000
Proceeds from Series N Preferred Stock	-	915,000
Advance on Series N Preferred Stock	-	10,000
Proceeds from issuance of Series O Preferred Stock	609,000	-
Proceeds from notes payable	-	450,000
Payments on accrued settlement obligation	(455,000)	(594,000)

Net cash provided by financing activities	213,000	2,133,000

Net increase (decrease) in cash and cash equivalents	(16,000)	8,000

Cash and cash equivalents at beginning of period	26,000	5,000

Cash and cash equivalents at end of period	$10,000	$13,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Nine Months Ended September 30, 2008:

Issued 3,228,481,781 shares of Class A common stock upon conversion of 34 shares of Series L Convertible Preferred Stock.

Issued  4,483,938,874 shares of Class A common stock for employee stock grants

Issued 624,705,379 shares of Class A common stock for unpaid legal fees.

Issued 726,126,126 shares of Class A common stock for consulting services.

Issued 1,339,746,008 shares of Class A common stock upon conversion of $162,000 in accrued interest.

Issued 209,926,500 shares of Class A common stock upon conversion of $21,000 in notes payable – related parties.

Accrued $1,040,000 of dividends on Series L Preferred Stock.

Accrued $103,000 of dividends on Series M Preferred Stock.

Accrued $105,000 of dividends on Series N Preferred Stock.

Accrued $23,000 of dividends on Series O Preferred Stock.

Accrued $86,000 of dividends on Fonix Speech Series B Preferred Stock.

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

Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Nature of Operations – Fonix Corporation (“the Company” or “Fonix”) provides value-added speech technologies through its subsidiary, Fonix Speech, Inc. (“Fonix Speech”).  The Company offers speech-enabling technologies including automated speech recognition (“ASR”) and text-to-speech (“TTS”) through Fonix Speech to markets for wireless and mobile devices, computer telephony, server solutions and personal software for consumer applications.  The Company has received various patents for certain elements of its core technologies and has filed applications for other patents covering various aspects of its technologies.  The Company seeks to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips.  Revenues are generated through licensing of speech-enabling technologies, maintenance contracts and services.

Business Condition - For the three months ended September 30, 2008 and 2007, the company generated revenues of $223,000 and $339,000, respectively, and incurred net losses of $1,701,000 and $585,000, respectively.  For the nine months ended September 30, 2008 and 2007, the company generated revenues of $1,069,000 and $1,344,000, respectively, incurred net losses of $4,035,000 and $2,436,000, respectively, and had negative cash flows from operating activities of $209,000 and $2,125,000, respectively.  As of September 30, 2008, we had an accumulated deficit of $283,469,000; negative working capital of $41,852,000; derivative liabilities of $33,886,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock and   Series P Preferred Stock of the Company and Series B Preferred Stock of our subsidiary; accrued liabilities and accrued settlement obligation of $4,751,000; accounts payable of $1,682,000;  notes payable to related parties of $940,000; accrued payroll and other compensation of $211,000; and deferred revenues of $445,000.  We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2008, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

The Company’s cash resources, limited to collections from customers, sales of our equity and debt securities and loans, have not been sufficient to cover operating expenses.  As a result, some payments to vendors have been delayed.  On March 15, 2007, the New York State trial court entered judgment against the Company and in favor of the Breckenridge Fund in the amount of $1,602,000.  In February 2008, the Company entered into an amended settlement agreement with Breckenridge under which the Company agreed to pay Breckenridge $540,000, which amount was paid in full in November 2008.

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

Net Loss Per Common Share – Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  As of September 30, 2008 and 2007, there were outstanding common stock equivalents to purchase 233,964,681,280 and 42,840,665,606 shares of common stock, respectively, that were not included in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008		2007
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss	$(1,701,000)		$(585,000)
Preferred stock dividends	(466,000)		(436,000)
Loss attributable to common stockholders	$(2,167,000)	$(0.00)	$(1,021,000)	$(0.00)
Weighted-average common shares outstanding	12,733,212,844		2,517,230,627

	Nine Months Ended September 30,
	2008		2007
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss	$(4,035,000)		$(2,436,000)
Preferred stock dividends	(1,491,000)		(1,278,000)
Loss attributable to common stockholders	$(5,526,000)	$(0.00)	$(3,714,000)	$(0.00)
Weighted-average common shares outstanding	8,028,530,486		2,003,817,026

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

Deferred revenue as of September 30, 2008, and December 31, 2007, consisted of the following:

Description	Criteria for Recognition	September 30, 2008	December 31, 2007
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$445,000	$445,000

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On September 8, 2006, the Company received a default notice (the “Default Notice”) from McCormack in respect of the Note  In the Default Notice, McCormack stated that it intended to exercise its rights, including any and all rights set forth in the Note, as amended.  McCormack has taken no action to collect amounts due under the Note.

On September 30, 2008, the Company entered into a Series P 9% Convertible Preferred Stock Exchange Agreement (the “Exchange Agreement”) with McCormack and Sovereign Partners, LP (“Sovereign”), whereby McCormack exchanged the Note, along with other promissory notes and the Series E debenture (discussed in Note 5), and Sovereign exchanged two promissory notes, for shares of the Company’s Series P 9% Convertible Preferred Stock (the Series P Preferred Stock”).  A table listing the obligations exchanged and the number of shares of Series P Preferred Stock issued is included at the end of this Note 2.

During the fourth quarter of 2006, the Company entered into two promissory notes with McCormack Avenue, Ltd., in the aggregate amount of $330,000. These notes accrue interest at 10% annually and were due and payable during the second quarter of 2007.  These promissory notes were exchanged for shares of the Company’s Series P Preferred Stock.  See table below.

During the quarter ended March 31, 2007, the Company entered into five promissory notes with McCormack Avenue, Ltd. and Sovereign Partners LP., in the aggregate amount of $450,000.  These notes accrue interest at 10% annually and were due and payable during the third quarter of 2007.  These promissory notes were exchanged for shares of the Company’s Series P Preferred Stock.  See table below.

Purchaser	Nature of Obligation Exchanged	Amount of Obligation Exchanged	Number of Series P Preferred Shares to be Issued
Sovereign Partners LP	Promissory Note, dated February 22, 2007, in the principal amount of $100,000, and interest of $16,278	$116,278	11.6278
Sovereign Partners LP	Promissory Note, dated March 13, 2007, in the principal amount of $100,000, and interest of $15,750	$115,750	11.575
McCormack Avenue, Ltd.	Promissory Note, dated January 11, 2007, in the principal amount of $50,000, and interest of $8,722	$58,722	5.8722
McCormack Avenue, Ltd.	Promissory Note, dated January 19, 2007, in the principal amount of $100,000, and interest of $17,222	$117,222	11.7222
McCormack Avenue, Ltd.	Promissory Note, dated January 26, 2007, in the principal amount of $100,000, and interest of $17,028	$117,028	11.7028
McCormack Avenue, Ltd.	Promissory Note, dated December 28, 2006, in the principal amount of $95,000, and 16,942	$111,942	11.1942
McCormack Avenue, Ltd.	Promissory Note, dated December 15, 2006, in the principal amount of $235,000, and interest of $42,701	$277,701	27.7701
McCormack Avenue, Ltd.	Note Payable, dated February, 2004, in the principal amount of $8,732,620, and interest of $1,311,105	$10,043,725	1,004.3725
McCormack Avenue, Ltd.	Series E Debenture, dated December 7, 2007, in the principal amount of $1,754,464, and interest of $291,763	$2,046,227	204.6227

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

During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note.  The balance due at December 31, 2005 was $486,000.  During the year ended December 31, 2006, the Company received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the year ended December 31, 2007, the Company received additional advances of $102,000.  During the nine months ended September 30, 2008, the Company received additional advances of $59,000.  The balance due at September 30, 2008, was $940,000.

The balance due of $940,000 is secured by the Company’s intellectual property rights and common stock of Fonix Speech.  For the nine months ended September 30, 2008, the Lenders converted $21,000 of the principal balance into 209,926,500 shares common stock, and also converted $107,000 of accrued interest into 694,173,415 shares of common stock for the benefit of one of the Lenders, Thomas A. Murdock, a former officer and director of the Company.

4.  PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock – As of September 30, 2008, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

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

The Company accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of the Company.  The Series L Preferred Stock is convertible into shares of common stock of the Company.  The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 140%, risk-free rate of 3.75% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock.  Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount the Company had assigned to the Series H Preferred Stock.  At September 30, 2008, the fair value of the Series L Preferred Stock derivative liability was $15,359,000.

For the nine months ended September 30, 2008, the Company issued 3,228,481,781 shares of its Class A common stock in conversion of 34 shares of its Series L Preferred Stock.  At September 30, 2008, 1,501 shares of Series L Preferred Stock remained outstanding.  (See Note 9 for discussion of conversions subsequent to September 30, 2008.)

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $1,603,000 due to the value of the conversion feature of the Series M Preferred Stock, which was previously recorded as part of the Series L Preferred Stock derivative liability.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series M Preferred Stock, no value was prescribed to the Series M Preferred Stock.  At September 30, 2008, the fair value of the Series M Preferred Stock derivative liability was $1,535,000.

As of September 30, 2008, there were 150 shares of Series M Preferred Stock convertible preferred stock outstanding.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $957,000 due to the value of the conversion feature of the Series N Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series N Preferred Stock, no value was prescribed to the Series N Preferred Stock.  At September 30, 2008, the fair value of the Series N Preferred Stock derivative liability was $1,795,000.

As of September 30, 2008, there were 1,755 shares of Series N Preferred Stock convertible preferred stock outstanding.

Series O Convertible Preferred Stock – Between January 25, 2008, and September 30, 2008, the Company received advances from three entities in connection with the purchase agreements related to the Company’s Series O 9% Convertible Preferred Stock (“Series O Preferred Stock”). On May 20, 2008, the Company entered into Securities Purchase Agreements with Southridge Partners LP, Southshore Capital Fund LTD, Sovereign Partners LP (collectively, the “Series O Purchasers”) for the sale of an aggregate of 609 shares of Series O Preferred Stock for gross proceeds of $609,000.  The material terms of the purchase agreements had been agreed upon prior to receipt of the advances.  Therefore, the Series O Preferred Stock was accounted for as discussed below on the dates cash proceeds were received by the Company.  The Company also began accruing dividends upon receiving the advances.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $290,000 due to the value of the conversion feature of the Series O Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series O Preferred Stock, no value was prescribed to the Series O Preferred Stock. At September 30, 2008, the fair value of the Series O Preferred Stock derivative liability was $623,000.

As of September 30, 2008, there were 609 shares of Series O Preferred Stock convertible preferred stock outstanding.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Series P Convertible Preferred Stock – On September 30, 2008, the Company entered into a Series P 9% Convertible Preferred Stock Exchange Agreement (the “Exchange Agreement”) with Sovereign Partners, LP (“Sovereign”), and McCormack Avenue Ltd. (“McCormack”).  Pursuant to the Exchange Agreement, Sovereign and McCormack exchanged certain debt obligations, discussed more fully below, for shares of the Company’s Series P 9% Convertible Preferred Stock (the “Series P Preferred Stock”).

The Series P Preferred Stock entitles the holders to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series P Preferred Stock.  The dividends are payable in cash or shares of the Company’s Class A common stock, at the Company’s option.

The Series P Preferred Stock may be converted into common stock of the Company at the option of the holder by using a conversion price which shall be 80% of the average of the two (2) lowest closing bid prices for the twenty-day trading period prior to the conversion date.

Redemption of the Series P Preferred Stock, whether at our option or that of the holder, requires us to pay, as a redemption price, the stated value of the outstanding shares of Series P Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

Because the shares of Series P were issued in exchange for certain outstanding debt obligations, the Company, we did not receive any proceeds in connection with the issuance of the Series P Preferred Stock to McCormack and Sovereign.

In connection with the issuance of the Series P Preferred Stock, on September 26, 2008, the Company filed with the State of Delaware a Certificate of Designation and Series P 9% Convertible Stock Terms (the “Series P Terms”), which become a part of its Certificate of Incorporation, as amended.

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $13,,000 due to the value of the conversion feature of the Series P Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series P Preferred Stock, no value was prescribed to the Series P Preferred Stock. At September 30, 2008, the fair value of the Series P Preferred Stock derivative liability was $13,304,000.

As of September 30, 2008, there were 1,300 shares of Series P Preferred Stock convertible preferred stock outstanding.

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

The Series B Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series B Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the issuance of $1,336,207 due to the value of the conversion feature of the Series B Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series B Preferred Stock, no value was prescribed to the Series B Preferred Stock.  At September 30, 2008, the fair value of the Series B Preferred Stock derivative liability was $1,279,000.

As of September 30, 2008, there were 125 shares of Series B Preferred Stock convertible preferred stock outstanding.

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

This debenture was exchanged for shares of the Company’s Series P Preferred Stock.  See Note 2.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Class A Common Stock – During the nine months ended September 30, 2008, 3,228,481,781 shares of Class A common stock were issued in conversion of 34 shares of Series L Preferred Stock, 4,483,938,874 shares were issued for employee stock grants, 624,705,379 shares were issued for payment of unpaid legal fees, 726,126,126 shares were issued for consulting services, 694,173,415 shares were issued in conversion of interest on the related party note, 209,926,500 shares were issued in conversion of the outstanding balance on the related party note and 645,572,593 shares were issued in payment of interest on the Series L Preferred Stock.

Stock Options – As of September 30, 2008, the Company had a total of 198,000 options to purchase Class A common stock outstanding.  During the nine months ended September 30, 2008 no options were granted.

Warrants – As of September 30, 2008, the Company had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

7.  LITIGATION, COMMITMENTS AND CONTINGENCIES

The Breckenridge Fund – On June 6, 2006, Breckenridge filed a complaint against the Company in the Supreme Court of the State of New York, County of Nassau (the “Court”), in connection with a settlement agreement between the Company and Breckenridge entered into in September 2005.  On February 2, 2007, the Court granted Breckenridge’s motion for summary judgment, denied the Company’s summary judgment motion, and directed that a hearing be held to determine the amount owed by the Company to Breckenridge.  The Company and Breckenridge entered into a stipulation that the Company owed Breckenridge $1,530,000 plus interest at a rate of 9% from September 15, 2006 to the date of entry of judgment.

The Court’s judgment dated as of March 15, 2007 states that the Company owes an aggregate of $1,602,000 to Breckenridge.  The Company has accrued for this settlement in the accompanying financial statements.  In February 2008, the Company entered into an amended settlement agreement with Breckenridge under which the Company agreed to pay Breckenridge $540,000.  The Company has paid Breckenridge $455,000 and is obligated to pay the balance of $85,000 at the rate of $42,500 per month.  This obligation was satisfied in November 2008.

Hite Development Corporation –  In January 2007, Hite Development Corporation (“Hite”) brought a lawsuit against the Company claiming breach of contract and breach of the covenant of good faith and fair dealing, alleging that the Company failed to make certain payments under a settlement agreement with Hite dating from March 2005.  The complaint seeks approximately $33,000 plus interest.  The Company filed its answer in May 2007.  On May 8, 2008, Hite filed a motion for summary judgment, which the Court granted.  To date, Hite has not attempted to collect its judgment against the Company.

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

Perpetual Storage, Inc. -  Perpetual Storage, Inc., brought suit, claiming breach of contract and unjust enrichment, and seeking damages of approximately $12,300 plus attorneys’ fees and costs.  The Company filed its answer in July 2008, and no further developments had occurred as of the date of this report.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.  SUBSEQUENT EVENTS

Subsequent to September 30, 2008, the Company has issued 300,000,000 shares of its Class A common stock in conversion of 3 shares of Series L Preferred Stock.

Subsequent to September 30, 2008, the Company has issued 57,510,000 shares of its Class A common stock in payment of interest on the Series L Preferred Stock.

Subsequent to September 30, 2008, the Company has issued 394,000,000 shares of its Class A common stock in payment of principal and interest on related party notes payable.

Subsequent to September 30, 2008, the Company has issued 1,000,000,000 shares of its Class A common stock for employee stock grants.

Subsequent to September 30, 2008, the Company paid The Breckenridge Fund the sum of $85,000, which was the balance due and owing Breckenridge under a settlement agreement with the Company (see note 7 above).

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

For the three months ended September 30, 2008 and 2007, the company generated revenues of $223,000 and $339,000, respectively, and incurred net losses of $1,701,000 and $585,000, respectively.  For the nine months ended September 30, 2008 and 2007, the company generated revenues of $1,069,000 and $1,344,000, respectively, incurred net losses of $4,035,000 and $2,436,000, respectively, and had negative cash flows from operating activities of $209,000 and $2,125,000, respectively.  As of September 30, 2008, we had an accumulated deficit of $283,469,000; negative working capital of $41,852,000; derivative liabilities of $33,886,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock,  Series P Preferred Stock and Series B Preferred Stock of our subsidiary; accrued liabilities and accrued settlement obligation of $4,751,000; accounts payable of $1,682,000; notes payable to related parties of $940,000; accrued payroll and other compensation of $211,000; and deferred revenues of $445,000.  We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2008, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Deferred revenue as of September 30, 2008, and December 31, 2007, consisted of the following:
Description	Criteria for Recognition	September 30, 2008	December 31, 2007
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$445,000	$445,000

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

Recently Enacted Accounting Standards

Business Combinations - In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141”), “Business Combinations.” This accounting principle requires the fundamental requirements of acquisition accounting (purchase accounting) be applied to all business combinations in which control is obtained regardless of consideration and for an acquirer to be identified for each business combination. Additionally, this accounting principle requires acquisition-related costs and restructuring costs at the date of acquisition to be expensed rather than allocated to the assets acquired and the liabilities assumed; minority interests, including goodwill, to be recorded at fair value at the acquisition date; recognition of the fair value of assets and liabilities arising from contractual contingencies and contingent consideration (payments conditioned on the outcome of future events) at the acquisition date; recognition of bargain purchase (acquisition-date fair value exceeds consideration plus any noncontrolling interest) as a gain; and recognition of changes in deferred taxes. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively. Earlier adoption is prohibited. Adoption of SFAS 141is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

Noncontrolling Interests in Consolidated Financial Statements - In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  This accounting principle eliminates noncomparable accounting for minority interests. Specifically, minority interests are presented as a component of shareholders’ equity; consolidated net income includes amounts attributable to both the parent and minority interest and is disclosed on the face of the income statement; changes in the ownership interest are accounted for as equity transactions if ownership remains controlling; elimination of purchase accounting for acquisitions of noncontrolling interests and acquisitions of additional interests; and recognition of deconsolidated controlling interest based on fair value consistent with SFAS No. 141 (revised 2007), Business Combinations. This accounting principle will be adopted January 2009. The accounting requirements will be adopted prospectively, however presentation and disclosure will be adopted retrospectively for all periods presented. Earlier adoption is prohibited. Adoption of SFAS 160 is not expected to have an impact on our consolidated financial position, results of operations or cash flows.

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

Results of Operations

Three months ended September 30, 2008, compared with three months ended September 30, 2007

During the three months ended September 30, 2008, we recorded revenues of $223,000, a decrease of $116,000 from $339,000 for the same period in 2007. The decrease was primarily due to decreased royalty revenues of $99,000, decreased non-recurring engineering (“NRE”) speech revenues of $13,000, and decreased licensing revenue of $4,000.

Selling, general and administrative expenses were $343,000 for the three months ended September 30, 2008, a decrease of $159,000 from $502,000 for the same period in 2007. The decrease is primarily due to decreased salary and wage related expenses of $145,000, decreased occupancy related expenses of $41,000, decreased other expenses of $40,000 and decreased travel expenses of $19,000, partially offset by increased consulting expenses $79,000, and increased legal and accounting fees of $7,000.

We incurred research and product development expenses of $300,000 for the three months ended September 30, 2008, a decrease of $38,000 from $338,000 for the same period in 2007. The decrease was primarily due to an overall decrease occupancy expenses of $30,000, decreased other operating expenses of $11,000, decreased travel expenses of $10,000, decreased consulting expenses of $10,000, partially offset by an increase in wage related expenses of $23,000.

Net interest and other expense was $1,278,000 for the three months ended September 30, 2008, an increase of $1,248,000 from net other expense of $30,000 for the same period in 2007.  The overall increase was due to an increase in interest expense of $1,210,000, decreased gain on forgiveness of liabilities of $199,000 and an increase in the gain recognized on the derivative liability of $161,000.

Nine months ended September 30, 2008, compared with nine months ended September 30, 2007

During the nine months ended September 30, 2008, we recorded revenues of $1,069,000, a decrease of $275,000 from $1,344,000 for the same period in 2007. The decrease was primarily due to decreased royalty revenues of $226,000, decreased licensing revenue of $51,000 and decreased non-recurring engineering (“NRE”) speech revenues of $27,000, partially offset by increased support fees of $29,000

Selling, general and administrative expenses were $1,431,000 for the nine months ended September 30, 2008, a decrease of $535,000 from $1,966,000 for the same period in 2007. The decrease is primarily due to decreased salary and wage related expenses of $589,000, decreased other expenses of $60,000, decreased taxes, licenses and permits of $12,000, decreased travel expenses of $9,000 and decreased depreciation expenses of $9,000, partially offset by increased consulting expenses $73,000, increased investor relations related expenses of $37,000, increased occupancy related expenses of $27,000, increased legal and accounting fees of $5,000 and increased advertising expenses of $2,000.

We incurred research and product development expenses of $992,000 for the nine months ended September 30, 2008, a decrease of $271,000 from $1,263,000 for the same period in 2007. The decrease was primarily due to an overall decrease in wage related expenses of $133,000, decreased consulting expenses of $41,000, decreased occupancy expenses of $41,000, decreased travel expenses of $35,000, decreased depreciation expenses of 11,000 and a decrease in other operating expenses of $10,000.

Net interest and other expense was $2,628,000 for the nine months ended September 30, 2008, an increase of $2,210,000 from net other expense of $418,000 in 2007.  The overall increase was due to the change of $681,000 in the derivative liability and an increase in interest expense of $1,330,000 and decreased gain on forgiveness of liabilities of $199,000.

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

Our cash resources are limited to collections from customers, proceeds from the issuance of preferred stock, and loan proceeds, and are not sufficient to cover current operating expenses and payments of current liabilities.  At September 30, 2008, negative working capital of $41,852,000; derivative liabilities of $33,886,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock,  Series P Preferred Stock and Series B Preferred Stock of our subsidiary; accrued liabilities and accrued settlement obligation of $4,751,000; accounts payable of $1,682,000;  notes payable to related parties of $940,000; accrued payroll and other compensation of $211,000 and deferred revenues of $445,000.

We had $1,069,000 in revenue and a loss of $4,035,000 for the nine months ended September 30, 2008.  Net cash used in operating activities of $209,000 for the nine months ended September 30, 2008, resulted principally from the net loss incurred of $4,035,000, non-cash accretion of discount on notes payable of $2,124,000, issuance of shares for employee stock grants of $709,000, increased accrued liabilities of $576,000,  non-cash gain recognized on the derivative liability of $95,000, increased accounts payable of $274,000, decreased other assets of $96,000,  decreased prepaid expenses and other current assets of $134,000 and depreciation expense of $8,000.  Net cash used in investing activities of $20,000 for the nine months ended September 30, 2008, consisted of the purchase of property and equipment of $20,000.  Net cash provided by financing activities of $668,000 consisting primarily of the proceeds on the Series O Preferred Stock of $609,000 and proceeds from the related party note of $59,000.

We had negative working capital of $41,852,000 at September 30, 2008, compared to negative working capital of $34,384,000 at December 31, 2007.  Current assets decreased by $17,000 to $70,000 from $87,000 from December 31, 2007, to September 30, 2008.  Current liabilities increased by $7,451,000 to $41,922,000 from $34,471,000 during the same period.  The change in working capital from December 31, 2007, to September 30, 2008, reflects, in part, increased accrued liabilities of $161,000, increased accounts payable of $150,000, increased derivative liability of $13,144,000 and increased notes payable to related parties of $38,000, partially offset by a decrease in accrued settlement obligation of $455,000, decreased current portion of notes payable of $3,833,000 and decreased Series E debenture of $1,754,000.  Total assets were $110,000 at September 30, 2008, compared to $211,000 at December 31, 2007.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Notes Payable - Related Parties

During 2002, two executive officers of the Company (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to the Company under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in Company operations.  The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, was originally due and payable on June 10, 2003.  The Company and the Lenders have agreed to postpone the maturity date on several occasions.  The note was due September 30, 2006.  As of September 30, 2008, the Company had not made payment against the outstanding balance due on the note.  All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company at any time.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note.  The balance due at December 31, 2005 was $486,000.  During the year ended December 31, 2006, the Company received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the year ended December 31, 2007, the Company received additional advances of $102,000.  During the nine months ended September 30, 2008, the Company received additional advances of $59,000.  The balance due at September 30, 2008, was $940,000.

The balance due of $940,000 is secured by the Company’s intellectual property rights and common stock of Fonix Speech.  For the nine months ended September 30, 2008, the Lenders converted $21,000 of the principal balance into 209,926,500 shares common stock, and also converted $107,000 of accrued interest into 694,173,415 shares of common stock for the benefit of one of the Lenders, Thomas A. Murdock, a former officer and director of the Company.

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

On September 30, 2008, the Company entered into a Series P 9% Convertible Preferred Stock Exchange Agreement (the “Exchange Agreement”) with McCormack and Sovereign Partners, LP (“Sovereign”) whereby McCormack exchanged the Note, along with other promissory notes, and Series E debenture, and Sovereign exchanged two promissory notes for shares of the Company’s Series P 9% Convertible Preferred Stock (the Series P Preferred Stock”).  A table listing the obligations exchanged and the number of shares of Series P Preferred Stock issued is included.

Purchaser	Nature of Obligation Exchanged	Amount of Obligation Exchanged	Number of Series P Preferred Shares to be Issued
Sovereign Partners LP	Promissory Note, dated February 22, 2007, in the principal amount of $100,000, and interest of $16,278	$116,278	11.6278
Sovereign Partners LP	Promissory Note, dated March 13, 2007, in the principal amount of $100,000, and interest of $15,750	$115,750	11.575
McCormack Avenue, Ltd.	Promissory Note, dated January 11, 2007, in the principal amount of $50,000, and interest of $8,722	$58,722	5.8722
McCormack Avenue, Ltd.	Promissory Note, dated January 19, 2007, in the principal amount of $100,000, and interest of $17,222	$117,222	11.7222
McCormack Avenue, Ltd.	Promissory Note, dated January 26, 2007, in the principal amount of $100,000, and interest of $17,028	$117,028	11.7028
McCormack Avenue, Ltd.	Promissory Note, dated December 28, 2006, in the principal amount of $95,000, and 16,942	$111,942	11.1942
McCormack Avenue, Ltd.	Promissory Note, dated December 15, 2006, in the principal amount of $235,000, and interest of $42,701	$277,701	27.7701
McCormack Avenue, Ltd.	Note Payable, dated February, 2004, in the principal amount of $8,732,620, and interest of $1,311,105	$10,043,725	1,004.3725
McCormack Avenue, Ltd.	Series E Debenture, dated December 7, 2007, in the principal amount of $1,754,464, and interest of $291,763	$2,046,227	204.6227

McCormack notified us that notwithstanding the Series L Exchange Agreement between us and McCormack discussed above, McCormack had not waived any of its rights in connection with the Note, the Modification Agreement, the Security Agreement, or the Supplemental Security Agreement.

During the fourth quarter of 2006, we entered into two promissory notes with an unrelated third party in the aggregate amount of $330,000. These notes accrue interest at 10% annually and are due and payable during the second quarter of 2007.  These promissory notes were exchanged for shares of the Company’s Series P Preferred Stock.  See table above.

During the quarter ended March 31, 2007, we entered into five promissory notes with an unrelated third party in the aggregate amount of $450,000.  These notes accrue interest at 10% annually and are due and payable during the third quarter of 2007.  These promissory notes were exchanged for shares of the Company’s Series P Preferred Stock.  See table above.

Series A Convertible Preferred Stock

 As of September 30, 2008, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of common stock for each share of Series A convertible preferred stock.

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

The Company accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of the Company.  The Series L Preferred Stock is convertible into shares of common stock of the Company.  The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 140%, risk-free rate of 3.75% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock.  Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount the Company had assigned to the Series H Preferred Stock.  At September 30, 2008, the fair value of the Series L Preferred Stock derivative liability was $15,359,000.

For the nine months ended September 30, 2008, the Company issued 3,228,481,781 shares of its Class A common stock in conversion of 34 shares of its Series L Preferred Stock.  At September 30, 2008, 1,501 shares of Series L Preferred Stock remained outstanding.  (See Note 9 for discussion of conversions subsequent to September 30, 2008.)

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $1,603,000 due to the value of the conversion feature of the Series M Preferred Stock, which was previously recorded as part of the Series L Preferred Stock derivative liability.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series M Preferred Stock, no value was prescribed to the Series M Preferred Stock.  At September 30, 2008 the fair value of the Series M Preferred Stock derivative liability was $1,535,000.

As of September 30, 2008, there were 150 shares of Series M Preferred Stock convertible preferred stock outstanding.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $957,000 due to the value of the conversion feature of the Series N Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series N Preferred Stock, no value was prescribed to the Series N Preferred Stock.  At September 30, 2008, the fair value of the Series N Preferred Stock derivative liability was $1,795,000.

As of September 30, 2008, there were 1,755 shares of Series N Preferred Stock convertible preferred stock outstanding.

Series O Convertible Preferred Stock

Between January 25, 2008, and September 30, 2008, the Company received advances from three entities in connection with the purchase agreements related to the Company’s Series O 9% Convertible Preferred Stock (“Series O Preferred Stock”). On May 20, 2008, the Company entered into Securities Purchase Agreements with Southridge Partners LP, Southshore Capital Fund LTD, Sovereign Partners LP (collectively, the “Series O Purchasers”) for the sale of an aggregate of 609 shares of Series O Preferred Stock for gross proceeds of $609,000.  The material terms of the purchase agreements had been agreed upon prior to receipt of the advances.  Therefore, the Series O Preferred Stock was accounted for as discussed below on the dates cash proceeds were received by the Company.  The Company also began accruing dividends upon receiving the advances.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $290,000 due to the value of the conversion feature of the Series O Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series O Preferred Stock, no value was prescribed to the Series O Preferred Stock. At September 30, 2008, the fair value of the Series O Preferred Stock derivative liability was $623,000.

As of September 30, 2008, there were 609 shares of Series O Preferred Stock convertible preferred stock outstanding.  Please note: In our quarterly report for the quarter ending June 30, 2008, we reported that the number of shares of Series O Preferred Stock outstanding was 43.  The number should have been 430.  The correct value was reflected in the financials and disclosures; the number of shares outstanding was a typographical error.

Series P Convertible Preferred Stock

On September 30, 2008, we entered into a Series P 9% Convertible Preferred Stock Exchange Agreement (the “Exchange Agreement”) with Sovereign Partners, LP (“Sovereign”), and McCormack Avenue Ltd. (“McCormack”).  Pursuant to the Exchange Agreement, Sovereign and McCormack exchanged certain debt obligations, discussed more fully below, for shares of the our Series P 9% Convertible Preferred Stock (the “Series P Preferred Stock”).

The Series P Preferred Stock entitles the holders to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series P Preferred Stock.  The dividends are payable in cash or shares of our Class A common stock, at our option.

The Series P Preferred Stock may be converted into our common stock at the option of the holder by using a conversion price which shall be 80% of the average of the two (2) lowest closing bid prices for the twenty-day trading period prior to the conversion date.

Redemption of the Series P Preferred Stock, whether at our option or that of the holder, requires us to pay, as a redemption price, the stated value of the outstanding shares of Series P Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

Because the shares of Series P were issued in exchange for certain outstanding debt obligations of the Company, we did not receive any proceeds in connection with the issuance of the Series P Preferred Stock to McCormack and Sovereign.

In connection with the issuance of the Series P Preferred Stock, on September 26, 2008, we filed with the State of Delaware a Certificate of Designation and Series P 9% Convertible Stock Terms (the “Series P Terms”), which become a part of our Certificate of Incorporation, as amended.

Under the Exchange Agreement and the Series P Terms, Sovereign and McCormack may convert shares of Series P Preferred Stock into shares of our common stock.  Our issuances of shares of common stock upon any conversion of the Series P Preferred Stock will be made without registration under the securities Act of 1933 (the “1933 Act”) in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $290,000 due to the value of the conversion feature of the Series O Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series P Preferred Stock, no value was prescribed to the Series P Preferred Stock. At September 30, 2008, the fair value of the Series P Preferred Stock derivative liability was $13,304,000.

As of September 30, 2008, there were 1,300 shares of Series P Preferred Stock convertible preferred stock outstanding.

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

The Series B Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series B Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the issuance of $1,336,207 due to the value of the conversion feature of the Series B Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series B Preferred Stock, no value was prescribed to the Series B Preferred Stock.  At September 30, 2008, the fair value of the Series B Preferred Stock derivative liability was $1,279,000.

As of September 30, 2008, there were 125 shares of Series B Preferred Stock convertible preferred stock outstanding.

Stock Options and Warrants

 During the nine months ended September 30, 2008, we did not grant any stock options.  As of September 30, 2008, we had a total of 198,000 options to purchase Class A common stock outstanding.

During the nine months ended September 30, 2008, we issued 4,486,938,874 shares of Class A common stock for employee stock grants.

As of September 30, 2008, we had warrants to purchase a total of 15,000 shares of Class A common stock outstanding that expire through 2010.

Other
We presently have no plans to purchase new research and development.

Recent Developments

Exchange Agreement

In June 2008, the Company organized a subsidiary, Fonix GS Acquisition Group, Inc. (“FGSA”).  The Company owns 100% of the issued and outstanding shares of FGSA, which was formed for the purpose of acquiring 80% of the issued and outstanding shares of Shanghai Gaozhi Software Systems Limited ("GaozhiSoft"), a Hong Kong software developer and solutions provider in 2G (second-generation) and 3G (third-generation) mobile networks in China and throughout the Asian Pacific region

The Company and FGSA subsequently entered into an exchange agreement dated as of June 27, 2008 (the “Exchange Agreement”), with Southridge LLC (“Southridge”) G-Soft, Limited, a Hong Kong corporation (“G-Soft”).  G-Soft, through its wholly owned subsidiary, has the rights to acquire GaoshiSoft based on a written agreement with all of the shareholders of GaozhiSoft. Pursuant to the Exchange Agreement, FGSA agreed to purchase 80% of the issued and outstanding shares of G-Soft from the Sellers, and Southridge agreed to purchase the remaining 20% of the issued and outstanding G-Soft shares, concurrent with G-Soft’s acquisition of all of the shares of GaozhiSoft.

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

The Company cannot close the purchase of GaozhiSoft until it receives approval of certain Chinese regulatory agencies, which approval has not yet been received.  The Company does not know when it will receive the required regulatory approvals.  Moreover, the Company is presently engaged in discussions with the Sellers to modify the purchase price and terms.  There can be no assurance that these discussions will result in an improvement of the purchase price and terms, in which case the Company may elect to terminate the Exchange Agreement.

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

As noted above, as of September 30, 2008, we had an accumulated deficit of $283,469,000; negative working capital of $41,852,000; derivative liabilities of $33,886,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock , Series P Preferred Stock and Series B Preferred Stock of our subsidiary; accrued liabilities and accrued settlement obligation of $4,751,000; accounts payable of $1,682,000; notes payable to related parties of $940,000; accrued payroll and other compensation of $211,000; and deferred revenues of $445,000.  Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing speech license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through debt instruments.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  As we have noted in our previous annual reports and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

The Breckenridge Fund – On June 6, 2006, the Breckenridge Fund filed a complaint against the Company in the Supreme Court of the State of New York, County of Nassau (the “Court”), in connection with a settlement agreement between the Company and Breckenridge entered into in September 2005. In the Complaint, Breckenridge alleged that the Company failed to pay certain amounts due under the settlement agreement in the amount of $450,000. The Company denied the allegations of Breckenridge’s complaint and filed a motion for summary judgment.  Breckenridge also filed for summary judgment on its complaint.

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

The Court’s judgment dated as of March 15, 2007 states that the Company owes an aggregate of $1,602,000 to Breckenridge.  The Company has accrued for this settlement in the accompanying financial statements.  In February 2008, the Company entered into an amended settlement agreement with Breckenridge under which the Company agreed to pay Breckenridge $540,000.  The Company has paid Breckenridge $455,000 and is obligated to pay the balance of $85,000 at the rate of $42,500 per month.  This obligation was satisfied in November 2008.

Hite Development Corporation  In January 2007, Hite Development Corporation (“Hite”) brought a lawsuit against the Company claiming breach of contract and breach of the covenant of good faith and fair dealing, alleging that the Company failed to make certain payments under a settlement agreement with Hite dating from March 2005.  The complaint seeks approximately $33,000 plus interest.  The Company filed its answer in May 2007.   On May 8, 2008, Hite filed a motion for summary judgment, which the Court granted.

RR Donnelley Receivables Inc. v. Fonix Corporartion,  In July 2007, RR Donnelley Receivables Inc. (“Donnelly”) brought a lawsuit against the Company for alleged failure to pay for services provided.  The complaint seeks approximately $21,000 plus interest.  The Company filed its answer in August 2007, and filed a motion to dismiss the action in December 2007.  That motion is currently pending before the court.  If the Company’s motion to dismiss is denied, the Company intends to defend against the claims in the complaint.

Perpetual Storage, Inc. Perpetual Storage, Inc., brought suit, claiming breach of contract and unjust enrichment, and seeking damages of approximately $12,300 plus attorneys’ fees and costs.  The Company filed its answer in July 2008, and no further developments had occurred as of the date of this report.

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

We had net income of $14,959,000 for December 31, 2007, and net losses $21,943,000 and $22,631,000 for the years ended December 31, 2006 and 2005, respectively.  We incurred a net loss of $1,701,000 for the three months ended September 30, 2008 and $4,035,000 for the nine months ended September 30, 2008 As of September 30, 2008, we had an accumulated deficit of $283,469,000; negative working capital of $41,852,000; derivative liabilities of $33,886,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock,  Series P Preferred Stock and Series B Preferred Stock of our subsidiary; accrued liabilities and accrued settlement obligation of $4,751,000; accounts payable of $1,682,000;  notes payable to related parties of $940,000; accrued payroll and other compensation of $211,000; and deferred revenues of $445,000.

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

As of September 30, 2008, we had debt obligations of $940,000, accrued liabilities and accrued settlement obligation of $4,751,000 and vendor accounts payable of approximately $1,682,000.  At present, our revenues from existing licensing arrangements and Speech Product sales are not sufficient to offset our ongoing operating expenses or to pay in full our current debt obligations.

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

General economic conditions may affect our revenue and harm our business.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months.  Unfavorable changes in economic conditions, including declining consumer confidence, inflation, recession or other changes, may lead our customers to delay or reduce purchases of our products and our results of operations and financial condition could be adversely affected thereby.  Challenging economic conditions also may impair the ability of our customers or distributors to pay for products they have purchased, and as a result, our reserves for doubtful accounts and write-offs of accounts receivable could increase.  Our cash flows may be adversely affected by delayed payments or underpayments by our customers.  We are unable to predict the duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2008, we issued 3,228,481,781 shares of our common stock in connection with conversions of 34 shares of our Series L Preferred Stock for which we received no proceeds.    The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

We received no proceeds from the issuance of shares upon conversion of our series of preferred stock.

Item 6.            Exhibits

a.	Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit No.    Description of Exhibit
4	Certificate of Designation of Rights and Preferences for Series P 9% Convertible Preferred Stock
10	Exchange Agreement, dated as of September 30, 2008
31	Certification of President and Chief Financial Officer
32	Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fonix Corporation

Date: November 19, 2008	/s/ Roger D. Dudley
Roger D. Dudley, Chief Executive Officer, President,
Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer)