Form 10-K
period 2008-12-31
FONIX CORP
filed 2009-04-15
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 0-23862
Fonix Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2994719 (I.R.S. Employer Identification No.)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008, was approximately $2,000,393, calculated using a closing price of $1.00 per share on June 30, 2008.  For purposes of this calculation, the registrant has included only the number of shares directly held by its officers and directors as of (and not counting shares beneficially owned on that date), in determining the shares held by non-affiliates.

As of March 16, 2009, there were issued and outstanding 5,818,536 shares of our Class A common stock.

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

2008 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

Part I

FORWARD LOOKING STATEMENTS

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

PART I

ITEM 1.                      BUSINESS

History and Development of the Company

Fonix Corporation (the “Company,” “Fonix,” or “we”) was incorporated in Delaware in 1985, and, pursuant to a merger transaction in 1994, the Company’s name was changed to Fonix Corporation. The Company’s operations are managed through its two wholly owned subsidiaries, Fonix Speech, Inc. (“Fonix Speech”) and Fonix GS Acquisition Co., Inc. (“Fonix GS”).

Fonix Speech

Fonix Speech provides value-added speech-enabling technologies, speech interface development tools, and speech solutions and applications, including automated speech recognition (“ASR”) and text-to-speech (“TTS”, together with ASR, the “Core Technologies”) that empower consumers to interact conversationally with information systems and devices.  We offer our speech-enabling technologies to markets for personal software for consumer applications including video games, e.Dictionaries and mobile navigation devices with GPS, wireless and mobile devices, computer telephony, and server solutions. The Company’s Speech Products enhance user productivity, ease of use and efficiency in a broad range of market segments, including mobile and wireless devices; videogame consoles; electronic devices for the assistive and language learning markets, robots, appliances; automotive telematics, computer telephony and server applications.

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

Fonix GS

Fonix GS was formed on June 27, 2008 to facilitate the acquisition of Shanghai Gaozhi Software Systems Limited (“GaozhiSoft”).  GaozhiSoft is a leading Chinese software developer and solutions provider in 2G (second-generation) and 3G (third-generation) telecommunication operation support systems in China and throughout the Asian Pacific region. Gaozhisoft is a qualified competitor for telecommunication operation supports systems.
GaozhiSoft’s products are designed to increase data transferring speed, reduce telecommunications data loss and provide network management, billing accuracy and improved implementation techniques to telecom carriers.

GaozhiSoft’s software products are divided into two main categories: (1) MOSS series and (2) MDtrac series. MOSS products provide service providers with integrated electronic management platforms for peer-to-peer business operation and automatic management.  MDtrac products provide data collection solutions.  GaozhiSoft has received various copyrights and patents for certain of its products and has filed applications for other copyrights and patents covering various aspects of its products.

Gaozhisoft has an outstanding management team with extensive industrial knowledge and experience with system developing, marketing and sales.  Since completion of the acquisition of GaozhiSoft, Fonix GS, through its wholly owned foreign entities, has been working with the management team to transition the business with a focus on creating synergies among the Company’s existing technologies and GoazhiSoft’s products.  Upon completion of the transition, we expect GaozhiSoft to continue its rapid growth and market penetration based on the implementation of the 3G mobile network service with these professional partners.

Fonix Corporation

We are continually developing new product offerings utilizing our Core Technologies in an effort to increase our revenue stream, and we are continuing to work with our existing customers to increase sales. We have also experienced operating expense decreases through headcount reductions and overall cost reduction measures. Through the combination of increased recurring revenues, operating cost reduction strategies and accretive acquistions, we hope to achieve positive cash flow from operations within the next 2-3 years. . However, there can be no assurance that we will be able to achieve positive cash flow from operations within this time frame.

Our cash resources, limited to loans, collections from customers and sales of our equity and debt securities, have not been sufficient to cover operating expenses.  We periodically engage in discussions with various sources of financing to facilitate our cash requirements including buyers of both debt and equity securities. To date, no additional sources of funding offering terms superior to those available under equity lines and convertible debentures have been implemented, and we rely on, first, cash generated from operations and second, convertible debt financing arrangements.  In addition to anticipated revenues generated from current and future customers, we will need to generate approximately $2 to $3 million to continue operations for the next twenty-four months.  There can be no assurance that we will be able to obtain such financing or that the terms will be favorable to the Company.

The acquisition of GaozhiSoft provides the Company a significant platform for growth which we expect will eventually provide a gateway to the Chinese market for our Core Technologies.  Additionally, we envision that through our foreign subsidiaries we will pursue opportunities to expand in Asia and pursue additional accretive acquisitions.

Company Internet addresses are as follows:
Fonix Corporation – www.fonix.com
Fonix Speech, Inc. – www.fonixspeech.com
Shanghai GaozhiSoft Co. Ltd -- www.gaozhisoft.com

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
Fonix solutions apply speech interfaces to tasks that users perform everyday.  Many of these solutions are appropriate for multiple markets — assistive, mobile and wireless, and business and home users.  The Speech Products enable users to listen to documents, have email read aloud, access programs and launch applications with speech commands.  Historical partners include Microsoft, Intel, Hitachi, O2, Code Factory, Casio and HTC. Currently, the primary distribution of our Speech Products for electronic  devices is Apple through their iTunes AppStore for the iPhone 3G.

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
Fonix VoiceIn®Game Edition is Fonix Speech’s award-winning software solution for voice command and control in Xbox, Xbox 360, PlayStation2, PlayStation3 and PC video games.  We believe that Fonix VoiceIn is the industry’s most memory-efficient voice interface.  Game developers worldwide can now build games that utilize a common version across Xbox, Xbox 360, PlayStation2, PlayStation3 and PC platforms.  In 2006, Fonix added specialized tools for game developers including Fonix VoiceIn Karaoke Edition and Fonix VoiceIn Phonetic Edition. In 2008, Fonix completed Fonix VoiceIn 5.1 for the above referenced consoles and added Apple 3G.  Fonix VoiceIn is optimized for game development where memory and processing power are at a premium.

Fonix Speech Video Game Solutions

Fonix Speech’s voice command software is available for cross-platform game developers who wish to employ speech interfaces in videogames.  In March 2004, Fonix Speech made Fonix VoiceIn Game Edition commercially available to developers that produce videogames on multiple gaming platforms.  Fonix voice command technology has been available in the Microsoft Xbox developer’s kit (XDK) since February 2003.  In May 2005, Fonix announced a continuation of its agreement with Microsoft to deliver Fonix VoiceIn in the new Microsoft Xbox 360 developer’s kit.  Cross-platform game developers can use the same voice command software for PlayStation2, PlayStation3, PC games and Apple 3G.  Game developers worldwide can now build games that utilize a common application program interface across Xbox, Xbox 360, PlayStation2, PlayStation3, Apple 3G and PC platforms.  Fonix VoiceIn voice command software is available to game developers in multiple languages, including English and UK English, German, French, Spanish, Japanese and Italian.  Currently, Fonix VoiceIn is included on more than 20 video game titles on retail shelves.

Fonix Speech Video Game Market Opportunities

In the video games market, Fonix VoiceIn® Game Edition is a compelling feature for today’s game developers.  Gamers seek enhancements that add excitement, interaction and realism.  Fonix VoiceIn allows developers to take voice command and control to a new level.  The product gives players new access to games features, command and control functions and menu navigation.  Fonix expects this exciting new interface to expand market demand for videogames.  In November 2008 Ubisoft released Endwar on PS/3 and Xbox, and in March 2009 EndWar was released for the PC.  EndWar is a virtual video game that is played with FonixVoiceIn, a first-to-market video game that is played with voice commands.

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
Fonix Speech provides embedded speech interface solutions for mobile phones, Smartphones, PDAs and wireless communication devices.  The award-winning Fonix VoiceDial™ is a totally interactive, hands-free software application that enables users to place calls and navigate device menus and applications simply by speaking.  Fonix VoiceCentral™ is a hands-free software application for Pocket PC that allows users to access Personal Information Management (“PIM”) tools, navigate through the device software, and access song and movie lists simply by speaking.  Fonix iSpeak™ is embedded on the Apple 3G phone and is sold through Apple’s iTunes App Store.  Fonix iSpeak is now available in English, Spanish, French, German and Italian.

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

o	Fonix iSpeak
Fonix ISpeak is a voice dial application for the Apple 3G.  the user can voice command the phone dialing by stating the contact name or telephone number.  Fonix ISpeak is available in US Englsih, French, German, Spanish and Italian.

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

o
Embedded Solutions: Other complementary solutions are also channels for distribution for the Speech Products. Companies like ALK CodeFactory have integrated Fonix Speech’s solutions into their applications.  Fonix Speech foresees partners shipping the full VoiceDial and VoiceCentral functionality as a complement to their applications and devices.  Fonix iSpeak is distributed through Apple iTunes AppStore.  Through the AppStore, the user downloads Fonix iSpeak which is embedded on the device.

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

RECENT DEVELOPMENTS

Exchange Agreement

In March 2009, the Company announced that it had closed a previously announced transaction whereby its subsidiary Fonix GS Acquisition Corporation, Inc. (“Fonix GS”) acquired 80% of the issued and outstanding shares of G-Soft Limited, a Hong Kong corporation (“G-Soft”), which is the ultimate parent of Shanghai Gaozhi Software Systems Limited ("GaozhiSoft"), a Chinese software developer and solutions provider in 2G (second-generation) and 3G (third-generation) mobile networks in China and throughout the Asian Pacific region.

In a Current Report filed with the SEC on August 12, 2008, the Company announced that it had formed Fonix GS for the purpose of acquiring the GaozhiSoft shares.

On June 27, 2008, the Company and Fonix GS entered into an exchange agreement (the “Exchange Agreement”), with Southridge LLC, a Connecticut limited liability company (“Southridge”), G-Soft and the shareholders of G-Soft (the “Sellers”).  G-Soft, through its wholly owned subsidiary, owns 100% of the outstanding equity of GaozhiSoft. Pursuant to the Exchange Agreement, Fonix GS agreed to purchase 80% of the issued and outstanding shares of G-Soft from the Sellers, and Southridge agreed to purchase the remaining 20% of the issued and outstanding G-Soft shares, thereby making Fonix GS and Southridge the ultimate shareholders of GaozhiSoft.

The Exchange Agreement was amended by that certain First Amendment to the Exchange Agreement, dated as of December 12, 2008 (the “First Amendment”), modifying the consideration for the purchase of the G-Soft shares and certain other closing conditions, as set forth therein.  Pursuant to the Exchange Agreement, as amended, in exchange for 20% of the outstanding shares of G-Soft, Southridge agreed to transfer shares of the Company’s Series L Convertible Preferred Stock (the “Series L Preferred Stock”) in the amounts set forth in the First Amendment.  In return for the purchase of 80% of the outstanding shares of G-Soft, the Company agreed to issue an aggregate of one hundred and twenty shares (120) of a new series of preferred stock (the “Series P Preferred Stock”) to the Sellers.  Additionally, subject to the terms of the First Amendment, the Sellers are entitled to annual earn-out payments equal to fifty percent (50%) of the prior year’s net income of GaozhiSoft, to be paid in the form of Series P Preferred Stock (the “Earn-Out Payments”).  The aggregate of the Earn-Out Payments is limited to three hundred and eighty (380) shares of Series P Preferred.  The First Amendment also amended and restated section 6.1 of the Exchange Agreement, relating to additional closing conditions, and section 8.2 of the original agreement relating to indemnification.

The Sellers and Fonix entered into an Escrow Agreement (the “Escrow Agreement”) with Adam L. Goldberg, whereby Mr. Goldberg agreed to act as escrow agent and hold the Series P Preferred Stock issued or issuable to the Sellers to purchase their interests in G-Soft.  The Escrow Agreement outlined Mr. Goldberg’s duties and obligations as Escrow Agent.

The First Amendment and the Escrow Agreement were described in more detail in, and attached as exhibits to, the Current Report on Form 8K, filed with the SEC on December 19, 2008.

Additionally, Fonix GS and the Sellers entered into a side letter agreement, dated February 18, 2009 (the “Side Letter”), attached hereto as an exhibit, modifying certain closing conditions of the Exchange Agreement, as amended by the First Amendment.  The Side Letter establishes certain conditions regarding: (1) management and directorships of GaozhiSoft; (2) filing of certain administrative government documents in China; and (3) operations of GaozhiSoft.

The final closing conditions have been met, and the share exchange transaction closed as of March 27, 2009.

The foregoing summaries of the terms and conditions of the Exchange Agreement, First Amendment, Escrow Agreement and Side Letter do not purport to be complete and are qualified in their entirety by reference to the full text of the Exchange Agreement, First Amendment, Escrow Agreement and Side Letter, which were filed as exhibits to Current Reports previously filed with the SEC.

Issuance of Series P 9% Convertible Preferred Stock in G-Soft Transaction

As disclosed in a Current Report filed with the Commission on March 27, 2009, Fonix Corporation (the “Company”) issued an aggregate of one hundred and twenty shares (120) of the Company’s Series P 9% Convertible Preferred Stock (the “Series P Preferred Stock”) to G-Soft Limited, a Hong Kong corporation (“G-Soft”), which is the ultimate parent of Shanghai Gaozhi Software Systems Limited ("GaozhiSoft"), and the shareholders of G-Soft (collectively, the “Sellers”).  The Shares of Series P Preferred Stock were issued pursuant to an exchange agreement (the “Exchange Agreement”), with Southridge LLC, a Connecticut limited liability company (“Southridge”), and the Sellers.  Additionally, subject to the terms of the amended agreement with the Sellers, the Sellers are entitled to annual earn-out payments equal to fifty percent (50%) of the prior year’s net income of GaozhiSoft, to be paid in the form of Series P Preferred Stock (the “Earn-Out Payments”).  The aggregate of the Earn-Out Payments is limited to three hundred and eighty (380) shares of Series P Preferred, which were issued into an escrow account.

The Series P Preferred Stock entitles the holders to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series P Preferred Stock.  The dividends are payable in cash or shares of our Class A common stock, at the Company’s option.

The Series P Preferred Stock may be converted into the Company’s common stock at the option of the holder by using a conversion price which shall be 80% of the average of the two (2) lowest closing bid prices for the twenty-day trading period prior to the conversion date.

Redemption of the Series P Preferred Stock, whether at the Company’s option or that of the holder, requires the Company to pay, as a redemption price, the stated value of the outstanding shares of Series P Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

On September 26, 2008, the Company filed with the State of Delaware a Certificate of Designation and Series P 9% Convertible Stock Terms (the “Series P Terms”), which become a part of the Company’s Certificate of Incorporation, as amended.

Under the G-Soft Agreement and the Series P Terms, the holders of the Series P Preferred Stock may convert shares of Series P Preferred Stock into shares of the Company’s common stock.  The Company’s issuances of shares of common stock upon any conversion of the Series P Preferred Stock will be made without registration under the Securities Act of 1933 (the “1933 Act”) in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The Company’s sale and issuance of the Series P Preferred Stock to the Sellers was made without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Issuance of Shares of Series P 9% Convertible Preferred Stock to Acquire Remaining 20% of G-Soft

In connection with the G-Soft transaction described above, on March 27, 2009, the Company entered into a Series P Convertible Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”), with Southridge Partners LP (“Southridge”).  Pursuant to the Preferred Stock Purchase Agreement, the Company issued 189 shares of Series P Preferred Stock in exchange for the 20% of G-Soft shares which Southridge had purchased in the G-Soft Transaction described above.

The Series P Preferred Stock issued to Southridge has the same terms as described above.

Under the Preferred Stock Purchase Agreement and the Series P Terms, Southridge may convert shares of Series P Preferred Stock into shares of the Company’s common stock.  The Company’s issuances of shares of common stock upon any conversion of the Series P Preferred Stock will be made without registration under the Securities Act of 1933 (the “1933 Act”) in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The Company’s sale and issuance of the Series P Preferred Stock to Southridge was made without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

The foregoing summaries of the terms and conditions of the Exchange Agreement and the Preferred Stock Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Exchange Agreement and the Preferred Stock Purchase Agreement, filed previously with the Commission.

Reverse Stock Split

On December 19, 2008, Fonix Corporation (the “Company”) filed an amendment (the “Amendment”) to its Certificate of Incorporation, as amended to date, to provide for a reverse stock split (the “Reverse Split”) of the Company’s Class A common stock at a ratio of one new share for each 5,000 old shares, or one-for-5,000.  The Reverse Stock Split had previously been approved by the shareholders of the Company at the Company’s Annual Meeting on December 2, 2008.

The Amendment provided that the Reverse Stock Split would take effect on December 23, 2008.  However, due to scheduling issues between the Company’s transfer agent and FINRA, the effective date of the Reverse Stock Split was delayed.  The market effective date of the Reverse Stock Split will be as of the open of business on December 26, 2008.

Beginning December 26, 2008, Fonix's common stock trades under the symbol FNXC.

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

We had net loss of $6,169,000 for December 31, 2008, and net income of $14,959,000 for the year ended December 31, 2007 and a net loss of $21,943,000 for the year ended December 31, 2006, respectively. As of December 31, 2008, we had an accumulated deficit of $286,367,000, negative working capital of $44,471,000, derivative liabilities of $34,582,000 related to the issuance of Series L Preferred Stock, Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock, Series P Preferred Stock and Series B Preferred Stock of our subsidiary, accrued liabilities of $6,510,000, accounts payable of $1,801,000 and deferred revenues of $445,000.

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

As of December 31, 2008, we had debt obligations of $917,000, accrued liabilities of $6,510,000 and vendor accounts payable of approximately $1,801,000.  At present, our revenues from existing licensing arrangements and Speech Product sales are not sufficient to offset our ongoing operating expenses or to pay in full our current debt obligations.

There is substantial risk, therefore, that the existence and extent of the debt obligations described above could adversely affect our business, operations and financial condition, and we may be forced to curtail our operations, sell part or all of our assets, or seek protection under bankruptcy laws. Additionally, there is substantial risk that the current or former employees or our vendors could bring lawsuits to collect the unpaid amounts. In the event of lawsuits of this type, if we are unable to negotiate settlements or satisfy our obligations, we could be forced to seek protection under the bankruptcy laws.

Holders of Fonix Class A common stock are subject to the risk of additional and substantial dilution to their interests as a result of the issuances of Class A common stock in connection with conversions of the outstanding series of preferred stock.

The following table describes the number of shares of Class A common stock that would be issuable, assuming that the full principal amount of the various series of preferred stock listed were converted into shares of our Class A common stock as of March 16, 2009 (irrespective of the availability of registered shares or conversion limitations imposed by the applicable certificates of designation), and further assuming that the applicable conversion price at the time of such put were the following amounts:

Hypothetical Conversion Price	Shares issuable upon Conversion of Series L Preferred Stock (1,494 shares outstanding)	Shares issuable upon Conversion of Series M Preferred Stock (150 shares outstanding)	Shares issuable upon Conversion of Series N Preferred Stock (1,755 shares outstanding)	Shares issuable upon Conversion of Series O Preferred Stock (730 shares outstanding)	Shares issuable upon Conversion of Series P Preferred Stock (1,305 shares outstanding)	Shares issuable upon Conversion of Fonix Speech Series B Preferred Stock* (125 shares outstanding)	Total shares issuable upon conversion of outstanding Preferred Stock
$0.01	1,494,000,000	150,000,000	175,500,000	73,000,000	13,005,000,000	125,000,000	3,322,500,000
$0.02	747,000,000	75,000,000	87,750,000	36,500,000	652,500,000	62,500,000	1,661,250,000
$0.03	498,000,000	50,000,000	58,500,000	24,333,333	435,000,000	41,666,666	1,107,500,000
$0.05	298,800,000	30,000,000	35,100,000	14,600,000	261,000,000	25,000,000	664,500,000
$0.10	149,400,000	15,000,000	17,550,000	7,300,000	130,500,000	12,500,000	332,250,000
$0.20	74,700,000	7,500,000	8,775,000	3,650,000	65,250,000	6,250,000	166,125,000
$0.50	29,880,000	3,000,000	3,510,000	1,460,000	26,100,000	2,500,000	66,450,000

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

We are dependent on the knowledge, skill and expertise of several key scientific and business development employees, including Dale Lynn Shepherd and Ron Lowe; and executive officers, including Roger D. Dudley.  The loss of any of the key personnel listed above could materially and adversely affect our future business efforts.  Although we have taken reasonable steps to protect our intellectual property rights including obtaining non-competition and non-disclosure agreements from all of our employees and independent contractors, if one or more of our key scientific employees, executive employees or independent contractors resigns from Fonix to join a competitor, to the extent not prohibited by such person's non-competition and non-disclosure agreement, the loss of such personnel and the employment of such personnel by a competitor could have a material adverse effect on us.  We do not presently have any key man life insurance on any of our employees.

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

We have a limited Speech Product offering, and many of our key technologies are still in the product development stage.

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

We own no real property.  We lease approximately 3,900 square feet of office space in Lindon, Utah, where Fonix Speech conducts its principal scientific research, product development and sales and marketing activities.  Our lease of that facility expires April 30, 2013.  The average base monthly lease payment over the five-year life of the lease is $6,000.

ITEM 3.	LEGAL PROCEEDINGS

Hite Development Corporation v. Fonix Corporation, Third District Court, Salt Lake County (Civil No. 070900883).  In January 2007, Hite Development Corporation (“Hite”) brought a lawsuit against the Company claiming breach of contract and breach of the covenant of good faith and fair dealing, alleging that the Company failed to make certain payments under a settlement agreement with Hite dating from March 2005.  The complaint seeks approximately $33,000 plus interest.  The Company filed its answer in May 2007.  On October 2, 2008, a judgment was entered against the Company in the amount of $28,050.

RR Donnelley Receivables Inc. v. Fonix Corporation, Third District Court, Salt Lake County (Civil No. 070412088).  In July 2007, RR Donnelley Receivables Inc. (“Donnelly”) brought a lawsuit against the Company for alleged failure to pay for services provided.  The complaint seeks approximately $21,000 plus interest.  The Company filed its answer in August 2007, and filed a motion to dismiss the action in December 2007.  That motion is currently pending before the court.  If the Company’s motion to dismiss is denied, the Company intends to defend against the claims in the complaint.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Annual Meeting of Shareholders

Annual Shareholder Meeting Results

On December 2, 2008, Fonix Corporation held its Annual Meeting of Shareholders in Salt Lake City, Utah.  The record date for the meeting was October 20, 2008, on which date there were 14,963,757,642 pre-split shares of our class A common stock outstanding.

The first matter voted upon at the meeting was the election of a director.  The following director was elected:

DIRECTOR	SHARES VOTED IN FAVOR	SHARES WITHHELD
Roger D. Dudley	7,679,501,871	1,211,813,436

The second matter voted upon at the meeting was the approval of the Board of Directors’ selection of Hansen, Barnett & Maxwell as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.  The results of the voting were 7,834,674,657 shares in favor, 582,334,490 shares against, and 474,306,159 shares abstaining.

The third matter voted upon at the meeting was the approval of an amendment to the Company’s Certificate of Incorporation to provide for a reverse stock split at one of the following ratios: 1-for-1,000; 1-for-2,500; 1-for-5,000; or 1-for-7,500.  The results of the voting were 5,394,860,190 common shares in favor, 3,450,924,914 shares against and 45,530,202 shares abstaining.  There were also an additional 39,500,000,000 votes from the holders of the Company’s Series O Preferred Stock, which was entitled to vote on this issue, which were voted in favor of this proposal.  By way of background, the Company’s Series O Preferred Stock granted its holders the right to vote on certain limited matters that could be proposed to the shareholders of the Company, including the proposed reverse stock split.  The Series O Preferred Stock certificate of designation provided that the holders of the Series O Preferred Stock would be entitled to that number of votes equal to the number of shares of common stock into which the preferred stock would be converted, multiplied by five.

The Company’s Board of Directors and management determined that it was in the best interest of the Company to implement a reverse stock split at a ratio of 1-for-5,000, or one (1) new share for each 5,000 old shares, which took effect in December 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our Class A common stock is listed on the OTC Bulletin Board under the trading symbol FNIX.  The following table shows the range of high and low sales price information for our Class A common stock as quoted on the OTC Bulletin Board for the calendar years 2007 and 2008 and for the first quarter of 2009.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.  As noted above, in December 2008, we implemented a 1 for 5000 share reverse stock split.  The prices below have been adjusted to reflect the effect of the reverse split.

Calendar Year
	2009		2008		2007
	High	Low	High	Low	High	Low

First Quarter	$0.21	$0.026	$2.00	$0.50	$14.00	$6.50
Second Quarter			$1.50	$0.50	$12.50	$4.50
Third Quarter			$1.50	$0.50	$6.50	$2.00
Fourth Quarter			$1.00	$0.18	$8.00	$1.00

The high and low sales prices for our Class A common stock on March 31, 2009, were $0.085 and $0.07, respectively.  As of March 16, 2009, there were 5,818,536 shares of Fonix Class A common stock outstanding, held by approximately 1,400 holders of record and approximately 26,000 beneficial holders.  This number of beneficial holders represents an estimate of the number of actual holders of our stock, including beneficial owners of shares held in "nominee" or "street" name.  The actual number of beneficial owners is not known to us.

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

For the year ended December 31, 2008, we issued 705,696 shares of our Class A common stock upon conversion of 37 shares of our Series L Preferred Stock

Subsequent to December 31, 2008 and through March 16, 2009, we issued 1,078,393 shares of our Class A common stock upon conversion of 4 shares of our Series L Preferred Stock.

As of December 31, 2008, there were 1,498 shares of Series L Preferred Stock outstanding.

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

During the year ended December 31, 2008 and through March 31, 2009 there were no conversions of Series M Preferred Stock.

As of December 31, 2008, there were 150 shares of Series M Preferred Stock outstanding.

Series N Preferred Stock – On August 24, 2007, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company, Trillium Partners, LP (“Trillium”), and other unnamed future investors relating to the purchase and sale of the Company’s Series N 9% Convertible Preferred Stock (the “Series N Preferred Stock”) in the amount of $2,400,000.

Pursuant to the Purchase Agreement, the Company agreed to sell up to 2,400 shares of the Preferred Stock at a per share price of $1,000, to the various investors.  The gross proceeds to the Company, if all shares of the Series N Preferred Stock are sold, will be $2,400,000.  Trillium purchased 1,755 shares between August 24, 2007 and December 31, 2008 of Preferred Stock pursuant to the Purchase Agreement, yielding gross proceeds to the Company of $1,755,000.  The Company anticipates that there will be additional sales to various investors of the Preferred Stock pursuant to the Purchase Agreement.

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

During the year ended December 31, 2008, there were no conversions of Series N Preferred Stock.  Subsequent to December 31, 2008 and through March 31, 2009, there were no conversions of our Series N Preferred Stock.

As of December 31, 2008, there were 1,755 shares of Series N Preferred Stock outstanding.

Series O Convertible Preferred Stock – Between January 25, 2008, and December 31, 2008, the Company received advances from three entities in connection with the purchase agreements related to the Company’s Series O 9% Convertible Preferred Stock (“Series O Preferred Stock”). On May 20, 2008, the Company entered into Securities Purchase Agreements with Southridge Partners LP, Southshore Capital Fund LTD, Sovereign Partners LP (collectively, the “Series O Purchasers”) for the sale of an aggregate of 730 shares of Series O Preferred Stock for gross proceeds of $730,000.  The material terms of the purchase agreements had been agreed upon prior to receipt of the advances.  Therefore, the Series O Preferred Stock was accounted for as discussed below on the dates cash proceeds were received by the Company.  The Company also began accruing dividends upon receiving the advances.

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

During the year ended December 31, 2008, there were no conversions of Series O Preferred Stock.  Subsequent to December 31, 2008 and through March 31, 2009, there were no conversions of our Series O Preferred Stock.

As of December 31, 2008, there were 730 shares of Series O Preferred Stock outstanding.

Series P Convertible Preferred Stock – On September 30, 2008, Fonix Corporation (the “Company”) entered into a Series P 9% Convertible Preferred Stock Exchange Agreement (the “Exchange Agreement”) with Sovereign Partners, LP (“Sovereign”), and McCormack Avenue Ltd. (“McCormack”).  Pursuant to the Exchange Agreement, Sovereign and McCormack exchanged certain debt obligations, discussed more fully below, for shares of the Company’s Series P 9% Convertible Preferred Stock (the “Series P Preferred Stock”).

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

During the year ended December 31, 2008, there were no conversions of Series P Preferred Stock.  Subsequent to December 31, 2008 and through March 31, 2009, there were no conversions of our Series P Preferred Stock.

As of December 31, 2008, there were 1,305 shares of Series P Preferred Stock outstanding.

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

During the year ended December 31, 2008, there were no conversions of FSI Series B Preferred Stock.  Subsequent to December 31, 2008, and through March 31, 2009, there were no conversions of FSI Series B Preferred Stock.

As of December 31, 2008, there were 125 shares of FSI Series B Preferred Stock outstanding.

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

We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  The discussion also provides information about the financial results of the various segments of our business to provide a better understanding of how those segments and their results affect the financial condition and results of operations of the Company as a whole.  This discussion should be read in conjunction with our financial statements as of December 31, 2008, and the year then ended and the notes accompanying those financial statements.

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

For the years ended December 31, 2008, 2007 and 2006, we generated revenues of $1,265,000, $1,838,000 and $1,329,000, respectively; with net loss of $6,169,000 in 2008, net income of $14,959,000 in 2007 and  net loss of $21,943,000 in 2006, and had negative cash flows from operating activities of $266,000, $2,312,000 and $4,048,000, respectively.  As of December 31, 2008,  we had an accumulated deficit of $286,367,000; negative working capital of $44,471,000; derivative liabilities of $34,582,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock , Series P Preferred Stock and Series B Preferred Stock of our subsidiary; accrued liabilities of $6,510,000; accounts payable of $1,801,000; and deferred revenues of $445,000.We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2009, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

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

Historically, our cash resources, limited to collections from customers, draws on equity lines of credit and loans, have not been sufficient to cover operating expenses.  We periodically engage in discussions with various sources of financing to facilitate our cash requirements including buyers of both debt and equity securities.  To date, no additional sources of funding offering terms superior to those available under equity lines have been implemented, and we rely on first, cash generated from operations, and second, cash provided through convertible debt financing arrangements.  We will need to generate approximately $2 to $3 million to continue operations for the next twenty-four months.  There can be no assurance that we will be able to obtain such financing or that, if we can obtain such financing, it will be on terms favorable to us.

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

Deferred revenue as of December 31, 2008, consisted of the following:

Description	Criteria for Recognition	December 31, 2008
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$ 445,000

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

Stock-Based Employee Compensation The Company has outstanding stock options to directors and employees, which are described more fully in Note 10.  The Company accounts for its stock options in accordance with Statements of Financial Standards 123R, Share-Based Payment (SFAS 123R). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

The Company has not recognized any stock-based employee compensation expense for the years ended December 31, 2008, 2007, and 2006.

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

New Accounting Policies – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted SFAS No. 157 effective January 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows. In February 2008, the FASB issued FSP SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of the pending adoption in 2009 of SFAS No. 157 non-recurring fair value measures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” effective on January 1, 2008, and permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The provisions of SFAS No. 159 apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of SFAS No. 159 has not had a material impact on the Company’s financial position or results of operations.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions. The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company’s federal income tax returns for the years ended December 31, 2005 through 2007 remain subject to examination.  The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon adoption of FIN 48.  No interest or penalties have been levied against the Company and none are anticipated, therefore interest or penalty has been included in our provision for income taxes in the consolidated statements of operations.

Recent Accounting Pronouncements – In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement will require the additional disclosures described above.  The Company does not expect the adoption of SFAS 161 to have a material impact on its results of operations or financial condition.

In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

In November 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160).  FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FASB 160 is effective for fiscal years beginning on or after December 15, 2008.  FASB 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  Early adoption is prohibited.  The Company does not anticipate that the adoption of FASB 160 will have an impact on its financial position or results of operations.

Results of Continued Operations

Fiscal Year 2008 Compared to 2007

During 2008, we recorded revenues of $1,265,000, a decrease of $573,000 from $1,838,000 in 2007.  The decrease was primarily due to decreased royalties of $506,000, decreased licensing revenue of $87,000, and decreased non-recurring engineering speech revenues of $20,000.

Cost of revenues was $54,000, a decrease of $87,000 from $141,000 in 2007.  The decrease is primarily due to the decreased costs of third-party royalty fees.

Selling, general and administrative expenses were $2,238,000 in 2008, a decrease of $241,000 from $2,479,000 in 2007.  The decrease is primarily due to decreased salary and wage expenses of $177,000, decreased other operating expense of $85,000, decreased occupancy related expenses of $41,000, decreased investor relations expenses of $38,000, decreased legal and accounting fees of $18,000, decreased taxes, licenses and permits of $13,000, decreased depreciation expenses of $9,000, partially offset by increased consulting expenses of $136,000, increased travel expenses of $2,000 and decreased promotions of $2,000.

We incurred research and product development expenses of $1,925,000 in 2008, an increase of $353,000 from $1,572,000 in 2007.  The increase was primarily due to an overall increase in salaries and wage-related expenses of $540,000, partially offset by decreased occupancy related expenses of $51,000, decreased consulting expenses of $51,000, decreased travel expenses of $37,000, decreased operating expenses of $31,000 and decreased depreciation expenses of $11,000.

Other income (expense) was a loss of $3,217,000 for 2008, an decrease of $23,161,000 from the gain of $19,944,000 for 2007.  The overall decrease was due to the gain on forgiveness of liabilities of $21,018,000 in 2007, primarily resulting from the bankruptcy of the discontinued subsidiaries of $20,819,000, and a loss on derivative liability of $512,000 in 2008, compared to the gain on derivative liability of $813,000 in 2007 and the increase in interest expense of $865,000.

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

Selling, general and administrative expenses were $2,479,000 in 2007, a decrease of $2,877,000 from $5,356,000 in 2006.  The decrease is primarily due to the decreased bad debt expense of $1,214,000, decreased salary and wage expenses of $912,000, decreased other operating expense of $328,000, decreased legal and accounting fees of $213,000, decreased travel expenses of $206,000, decreased promotions of $27,000, decreased investor relations expenses of $23,000 and decreased depreciation expenses of $12,000 partially offset by increased occupancy related expenses of $43,000, increased taxes, licenses and permits of $10,000 and increased consulting expenses of $5,000.

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

Selected Quarterly Operations Data

The following tables set forth selected unaudited statement of operations data for each of the quarters in the years ended December 31, 2008 and 2007.  This data has been derived from our unaudited financial statements that have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in connection with the financial statements and the related notes.  Our quarterly operating results have varied substantially in the past and may vary substantially in the future.  Conclusions about our future results for any period should not be drawn from the selected unaudited statement of operations data, either for any particular quarter or taken as a whole.

	For the Quarter Ended
	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008
	(Unaudited)
Net sales	$286,000	$560,000	$223,000	$196,000
Gross profit	261,000	535,000	220,000	195,000
Net gain/loss from continuing operations	(1,046,000)	(1,293,000)	(1,701,000)	(2,129,000)
Preferred stock dividends	(578,000)	(447,000)	(466,000)	(764,000)
Net gain/loss attributable to common stockholders	(1,624,000)	(1,740,000)	(2,167,000)	(2,893,000)
Basic gain (loss) per common share	$(1.68)	$(1.35)	$(0.85)	$(0.01)
Diluted gain per common share	--	--	--	--

	For the Quarter Ended
	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007
	(Unaudited)
Net sales	$360,000	$644,000	$339,000	$495,000
Gross profit	353,000	572,000	285,000	487,000
Net gain/loss from continuing operations	(787,000)	(1,061,000)	(585,000)	17,392,000
Preferred stock dividends	(410,000)	(431,000)	(434,000)	(427,000)
Net gain/loss attributable to common stockholders	(1,197,000)	(1,492,000)	(1,019,000)	16,965,000
Basic gain (loss) per common share	$(3.93)	$(3.81)	$(2.03)	$23.27
Diluted gain per common share	--	--	--	$0.83

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

Our cash resources are limited to collections from customers, proceeds from the issuance of preferred stock, and loan proceeds, and are only sufficient to cover current operating expenses and payments of current liabilities.  At December 31, 2008, we had negative working capital of $44,471,000; derivative liabilities of $34,582,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock,  Series O Preferred Stock, Series P Preferred Stock and Fonix Speech Series B Preferred Stock; accrued liabilities of $6,510,000; accounts payable of $1,801,000; and deferred revenues of $445,000.

We had $1,265,000 in revenue and net loss of $6,169,000 for the year ended December 31, 2008.  Net cash used in operating activities of $266,000 for the year ended December 31, 2008, resulted principally from the net loss incurred of $6,169,000,  partially offset by the non-cash accretion of the discount on notes payable of $2,124,000, increased other accrued liabilities of $1,663,000, issuance of shares for employee grants of $911,000, the loss on derivative liability of $512,000, increased accounts payable of $393,000, decreased prepaid expenses and other current assets of $194,000, decreased other assets of $96,000, and depreciation expense of $10,000.  Net cash used in investing activities was $20,000 for the year ended December 31, 2008.  Net cash provided by financing activities of $262,000 consisting primarily of the receipt of $730,000 in cash related to the sale of shares of Series O preferred stock and $72,000 in proceeds from related party notes, partially offset by payments on accrued settlement obligation of $540,000.

We had negative working capital of $44,471,000 at December 31, 2008, compared to negative working capital of $34,384,000 at December 31, 2007.  Current assets decreased by $85,000 to $2,000 from $87,000 from December 31, 2008, to December 31, 2007.  Current liabilities increased by $10,002,000 to $44,473,000 from $38,027,000 during the same period.  The change in working capital from December 31, 2007, to December 31, 2008, reflects, in part, the derivative related to the issuance of Series L Preferred Stock, Series M Preferred Stock, Series N Preferred Stock,  Series O Preferred Stock , Series P Preferred Stock  and Fonix Speech Series B Preferred Stock; and increases in accrued liabilities and accounts payable, partially offset by decreases in accrued settlement obligation due to payments made during the year ended December 31, 2008.  Total assets were $40,000 at December 31, 2008, compared to $211,000 at December 31, 2007.

Notes Payable Related Parties

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

During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note.  The balance due at December 31, 2005 was $486,000.  During the year ended December 31, 2006, the Company received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000.  For the year ended December 31, 2007, the Company received additional advances of $102,000. For the year ended December 31, 2008, the Company received additional advances of $91,000 and made principal payments to the Lenders against the note of $19,000. The balance due at December 31, 2008, was $917,000.

The balance due of $917,000 is secured by the Company’s intellectual property rights and common stock of Fonix Speech.  For the year ended December 31, 2008, the Lenders converted $56,000 of the principal balance into 113,194 shares common stock, and also converted $111,000 of accrued interest into 146,426 shares of common stock for the benefit of one of the Lenders, Thomas A. Murdock, a former officer and director of the Company.

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

On September 30, 2008, the Company entered into a Series P 9% Convertible Preferred Stock Exchange Agreement (the “Exchange Agreement”) with McCormack and Sovereign Partners, LP (“Sovereign”), whereby McCormack exchanged the Note, along with other promissory notes and the Series E debenture (discussed in Note 5), and Sovereign exchanged two promissory notes, for shares of the Company’s Series P 9% Convertible Preferred Stock (the Series P Preferred Stock”).  A table listing the obligations exchanged and the number of shares of Series P Preferred Stock issued is included below.

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

In February 2008, the Company entered into an amended settlement agreement with Breckenridge under which the Company agreed to pay Breckenridge $540,000.  The Company has paid Breckenridge the full amount . No further obligations are required by the Company to Breckenridge.

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

Stock Options and Warrants

During 2006, we granted options to purchase 12 shares of Class A common stock in addition to the option granted in connection with the option exchange program described above.  The options were granted at exercise price of $50.00.  All options were granted at the quoted market price on the date of grant.  All options granted vest over three years following issuance.  If not exercised, all options expire within ten years from the date of grant.

As of December 31, 2007, we had warrants to purchase a total of 3 shares of Class A common stock outstanding that expire through 2010.

For the year ended December 31, 2008, we granted no options to employees to purchase.  As of December 31, 2008, we had a total of 40 options to purchase Class A common stock outstanding.

Summary of Contractual Obligations

The following summary reflects payments due under long-term obligations as of December 31, 2008:

	Total	Less Than One	One to Three	Three to Five	More than Five
Notes payable	$917,000	$917,000	$--	$--	--
Operating lease obligations	299,000	71,000	150,000	78,000	--
Preferred stock dividends	8,900,000	1,780,000	3,560,000	3,560,000	**
Total contractual cash obligations	$10,116,000	$2,768,000	$3,710,000	$3,638,000

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

As noted above, as of December 31, 2008, we had an accumulated deficit of $286,367,000, negative working capital of $44,471,000, derivative liabilities of $34,582,000 related to the issuance of Series L Preferred Stock, Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock, , Series P Preferred Stock and Series B Preferred Stock of our subsidiary, accrued liabilities of $6,510,000, accounts payable of $1,801,000 deferred revenues of $445,000.  Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing speech license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through debt instruments.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  As we have noted in our previous annual reports and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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

You are cautioned not to place undue reliance on these forward looking statements, which are current only as of the date of this Report.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  Many important factors could cause actual results to differ materially from management’s expectations, including those listed in the “Certain Significant Risk Factors” Section of this report, as well as the following:

•              unpredictable difficulties or delays in the development of new products and technologies;

•	changes in U.S. or international economic conditions, such as inflation, interest rate fluctuations, foreign exchange rate fluctuations or recessions in Fonix's markets;

•	pricing changes to our supplies or products or those of our competitors, and other competitive pressures on pricing and sales;

•	difficulties in obtaining or retaining the management, engineering, and other human resource competencies that we need to achieve our business objectives;

•	the impact on Fonix or a subsidiary from the loss of a significant customer or a significant number of customers;

•	risks generally relating to our international operations, including governmental, regulatory or political changes;

•	transactions or other events affecting the need for, timing and extent of our capital expenditures; and

•               the extent to which we reduce outstanding debt.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended
December 31, 2008, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Deficit for the Years Ended
December 31, 2006, 2007 and 2008	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-8

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.              CONTROLS AND PROCEDURES

Management's Report on Internal Control Over Financial Reporting

        Our management, currently consisting of one individual, is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or Rule 15d-(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive officer and principal financial officer and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that:

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

Our Chief Executive Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making its assessment, he used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his assessment, management determined that, as of December 31, 2008, we maintained effective internal control over financial reporting based on those criteria.

Based on his assessment, our Chief Executive Officer determined that, as of December 31, 2008, our internal controls over financial reporting, based on those criteria, were not effective.  This was due to deficiencies that existed in the design or operation of our internal control over financial reporting, or the implementation and staffing of such controls and procedures, that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under COSO and SEC rules were:

(1)lack of segregation of duties, due to management being consolidated in one individual;

(2)lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

(3)ineffective implementation of controls over period end financial disclosure and reporting processes, due in part to the consolidation of management in one individual.

The aforementioned material weaknesses were identified by the Company's Chief Executive Officer in connection with the preparation of our financial statements as of December 31, 2008.

The Company’s Chief Executive Officer believes that the material weaknesses set above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, and as resources permit, we intend to hire additional management personnel and to create positions to segregate duties consistent with control objectives and to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company, by: i) appointing one or more additional directors of our board of directors to an audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Our Chief Executive Officer believes that the appointment of one or more additional directors to a fully functioning audit committee, will remedy the lack of a functioning audit committee. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel, as well as additional executive officers, who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. Our Chief Executive Officer believes that these steps, coupled with the appointment of additional directors, will greatly decrease any control and procedure weaknesses or deficiencies the Company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.]

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual  report, has concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Changes in Internal Control Over Financial Reporting.  Other than as discussed above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

No Attestation Report.  This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the  Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth certain information concerning the executive officers and directors of Fonix as of March 31, 2008:

Name	Age	Position

Roger D. Dudley	57	Director, Chief Executive Officer & Chief Financial Officer

All directors hold office until the next annual meeting of the stockholders of Fonix or until their successors have been elected and qualified.  Our officers are elected annually and serve at the pleasure of the Board of Directors.

As noted elsewhere in this report, Thomas A. Murdock served as President, Chief Executive Officer, and Chairman of the Company during 2007 and through his resignation on March 5, 2008.

As noted elsewhere in this Report, William A. Maasberg, Jr., served as a Director and Chief Operating Office of the Company during 2007 and through his resignation as a Director on March 5, 2008, and as Chief Operating Office on March 31, 2008.  Since the resignations of Mr. Murdock and Mr. Maasberg, Mr. Dudley has been the sole officer and director of the Company.

ROGER D.  DUDLEY is a co-founder of Fonix and has served as an executive officer and member of our board of directors since June 1994.  Mr. Dudley currently serves as the Company’s sole Director, chief executive officer and chief financial officer.  After several years at IBM in marketing and sales, he began his career in the investment banking industry.  He has extensive experience in corporate finance, equity and debt private placements and asset management.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by regulation of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) forms which they file.  Based solely on its review of the copies of such forms furnished to us during the fiscal year ended December 31, 2008, we are aware of the following untimely filings:

Mr. Dudley filed a late Form 5.

Code of Ethics Disclosure

In March 2004, our Board of Directors adopted a Code of Ethics (the “Code”) that applies to it and our executive officers, including, among others, our chief executive officers and senior financial officers, as well as all of our employees at all levels, including our subsidiaries.  The Code is designed to deter wrongdoing and to matters of business ethics including, but not limited to:

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

ITEM 11.                      EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following is a discussion of the Company’s program for compensation of its named executive officers and directors.  During 2008, the compensation committee of the Board of Directors was responsible for determining the Company’s compensation program.  On March 5, 2008 Messrs. Murdock and Maasberg resigned as directors of the Company, and as such, Mr. Dudley, as the sole director during the period covered by this Report was responsible for the Company’s compensation program.

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

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Grants ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)
Roger D. Dudley Executive vice President & Chief Financial Officer (2)	2008	$ 309,400 (1)	--	--	$25,330	--	--	$ 5,742 (3)	$ 340,472

(1)	Due to cash flow difficulties, Mr. Dudley was not paid his full contracted rate of $309,400 for 2008, but was paid $68,024.

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

(3)	These amounts relate to expenses paid by the Company for the use of automobiles for the named executive officer.

GRANTS OF PLAN-BASED AWARDS
For Fiscal Year Ended December 31, 2008

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price or Base Price of Option Awards ($/Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Roger D. Dudley	N/A	--	--	--	--	--	--	--	--	--

For the year ended December 31, 2008, there were no grants of plan based awards.

OUTSTANDING EQUITY AWARDS AT FISCAL 2008 YEAR-END

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)

Roger D. Dudley	20	--	--	$200.00	2010	--	$19	--	--

This table lists the securities underlying unexercised options as of December 31, 2008, and related information.

OPTION EXERCISES AND STOCK VESTED
For Fiscal Year Ended December 31, 2008

	Option Awards		Stock Awards
Name of Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Roger D. Dudley	--	--	--	--

For the year ended December 31, 2008, there were no option exercises.

PENSION BENEFITS
For Fiscal Year Ended December 31, 2008

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)

Roger D. Dudley	N/A	--	--	--

For the year ended December 31, 2008, there were no pension benefits paid.  We do not currently have a pension plan.

NONQUALIFIED DEFERRED COMPENSATION
For Fiscal Year Ended December 31, 2008

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

Roger D. Dudley	--	--	--	--	--

For the year ended December 31, 2008, there was no non-qualified compensation.

DIRECTOR COMPENSATION
For Fiscal Year Ended December 31, 2008

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Roger D. Dudley	--	--	--	--	--	--	--

For the year ended December 31, 2008, no compensation was paid to the directors for their service as directors.

Board of Directors Meetings, Committees and Director Compensation

Our board of directors took action at 2 duly noticed meetings of the board during 2008.  Each director attended (in person or telephonically) all of the meetings of Fonix’s board of directors.  On March 5, 2008, Messrs. Murdock and Maasberg resigned as directors of the Company.  Because Mr. Dudley is the sole remaining director, as of the date of this Report the Company had no board committees.

Compensation of Directors

Prior to April 1996, our directors received no compensation for their service.  We historically have reimbursed our directors for actual expenses incurred in traveling to and participating in directors’ meetings, and we intend to continue that policy for the foreseeable future.  On March 30, 1996, our board of directors adopted, and our shareholders subsequently approved, our 1996 Directors’ Stock Option Plan (the “Directors’ Plan”).  Under the Directors’ Plan, members of the Board as constituted on the date of adoption received options to purchase 5,000 shares of our Class A common stock for each year (or any portion thereof consisting of at least six months) during which such persons had served on the board for each of fiscal years 1994 and 1995 and were granted 5,000 shares for each of fiscal years 1996 through 2002, which options vested after completion of at least six months’ service on the board during those fiscal years.  These options have terms of ten years.  No options were granted to our directors under the Directors’ Plan during 2008.  Similar grants have been made to our under our 1998 Stock Option Plan, as set forth elsewhere in this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March  16, 2009, the number of shares of Common Stock of Fonix beneficially owned by all persons known to be holders of more than five percent of our Common Stock and by the executive officers and directors of Fonix individually and as a group.    Unless indicated otherwise, the address of the stockholder is our principal executive offices, 387 South 520 West, Suite 110, Lindon, Utah 84042.

Name and Address of 5% Beneficial Owners, Executive Officers, and Directors	Number of Shares Beneficially Owned	Percent of Class (1)
Roger D. Dudley Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Director	5,430,455(3)	48.79%
Thomas A. Murdock (2) Former Chairman of the Board & Former Chief Executive Officer	1,328,049(4)	18.53%
Officer and Director as a Group (1 persons)	6,758,504	54.25%

(1)           Percentages rounded to nearest 1/100th of one percent.  Except as indicated in the footnotes below, each of the persons listed exercises sole voting and investment power over the shares of Common Stock listed for each such person in the table.

(2)           On March 5, 2008, Mr. Murdock resigned as the Company’s Chairman, President, and Chief Executive Officer.

(3)           Includes 8 shares of Common Stock deposited in a voting trust (the “Voting Trust”) as to which Mr. Dudley is the sole trustee and 5,292,926 shares of Common Stock issuable as of March 31, 2008, into the Voting Trust under a convertible promissory note (the “Convertible Note”) held by Mr. Murdock and Mr. Dudley.  Persons who have deposited their shares of Common Stock into the Voting Trust have dividend and liquidation rights (“Economic Rights”) in proportion to the number of shares of Common Stock they have deposited in the Voting Trust, but have no voting rights with respect to such shares.  All voting rights associated with the shares deposited into the Voting Trust are exercisable solely and exclusively by the Trustee of the Voting Trust.  The voting trust expires, unless extended according to its terms, upon the earlier to occur of (i)(a) the sale of all of the shares of common stock of the Company issued and issuable to the Shareholders upon conversion of the entire unpaid of the Note in accordance with the terms and conditions of the Note and the LOC Agreement; and (b) sale or distribution of the Shares Certificates to the Shareholders; or (ii)(a)the payment in full of the Note in accordance with the terms and conditions of the Note and the LOC Agreement; and (b) sale or distribution of the Shares Certificates to the Shareholders.  Although as the sole trustee of the Voting Trust Mr. Dudley exercises the voting rights of all of the shares deposited into the Voting Trust, and accordingly has listed all shares in the table above, he has no economic or pecuniary interest in any of the shares deposited into the Voting Trust except for 3,964,957 shares issuable as of March 16, 2009, under the Convertible Note as to which he will directly own Economic Rights when issued.  Also, (iv) includes 71 shares owned directly by Mr. Dudley, (v) options to purchase 20 shares of the Company’s Common Stock, and (vi) 4 shares held in the Voting Trust.

(4)           Includes (i) 1,328,049 common Stock issuable as of March 16, 2008, under the Convertible Note which will be deposited into the Voting Trust when issued,  (ii) 20 shares held in the Voting Trust.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	40	$800.00	3,887
Equity compensation plans not approved by shareholders	--	--	--
Total	40	$800.00	3,887

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

During the fourth quarter of 2003, we made a principal payment of $26,000 against the outstanding balance of the promissory note.  During 2004, we entered into an agreement with the holders of the promissory note to increase the balance of the note payable by $300,000 in exchange for a release of the $1,443,000 of accrued liabilities related to prior indemnity agreements between us and the note holders.  We classified the release of $1,143,000 as a capital contribution in the Consolidated Financial Statements during the fourth quarter of 2004.  We made principal payments against the note of $253,000 during the year ended December 31, 2004.  During the year ended December 31, 2005, we received an additional advance of $50,000 under the note from the Lenders.  The balance due the Lenders at December 31, 2005 was $486,000.  For the year ended December 31, 2006 we received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000.  For the year ended December 31, 2007, the Company received additional advances of $102,000. For the year ended December 31, 2008, the Company received additional advances of $72,000. The balance due at December 31, 2008, was $917,000.

The balance due of $940,000 is secured by the Company’s intellectual property rights and common stock of Fonix Speech.  For the year ended December 31, 2008, the Lenders converted $56,000 of the principal balance into 113,194 shares common stock, and also converted $111,000 of accrued interest into 96,425 shares of common stock for the benefit of one of the Lenders, Thomas A. Murdock, a former officer and director of the Company.

As of December 31, 2008, our director was not an “independent director” as he was employed by the Company as an executive officer, as discussed above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2008 and 2007, for professional services rendered by Hansen Barnett & Maxwell P.C., for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2007 and 2006 were $70,000 and $59,000, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for the fiscal year ended December 31, 2008 and 2007 for assurance and related services by Hansen Barnett & Maxwell P.C., that are reasonably related to the performance of the audit or review of the registrant's financial statements for fiscal year 2008 and 2007 were $0 and $0, respectively.

 (3) TAX FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2008 and 2007, for professional services rendered by Hansen Barnett & Maxwell P.C. for tax compliance, tax advice, and tax planning, for those fiscal years were $1,000 and $1,000, respectively.  Services provided included preparation of federal and state income tax returns.

(4) ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007, for products and services provided by Hansen Barnett & Maxwell P.C. other than those services reported above, for those fiscal years were $0 and $10,000.  The other fees billed in 2007 related to Hansen Barnett & Maxwell’s participation in an audit of the Company’s 401K plan.  This participation was approved by the Board of Directors prior to commencement.  Hansen Barnett & Maxwell made no management decisions.

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

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

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

Fonix Corporation

Date: April 15, 2009	By:	/s/ Roger D. Dudley
Roger D. Dudley, President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Roger D. Dudley
Roger D. Dudley, Executive Vice President,
Chief Financial Officer, and Director

April 15, 2009
Date

FONIX CORPORATION AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended
December 31, 2008, 2007 and 2006	F-4

Consolidated Statements of Stockholders’ Deficit for the Years Ended
December 31, 2006, 2007 and 2008	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-8

HANSEN, BARNETT& MAXWELL, P.C.
A Professional Corporation	Registered with the Public Company
CERTIFIED PUBLIC ACCOUNTANTS	Accounting Oversight Board
5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com	A Member of the Forum of Firms

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
Fonix Corporation

We have audited the accompanying consolidated balance sheets of Fonix Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fonix Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operating activities during each of the three years in the period ended December 31, 2008. As of December 31, 2008, the Company had an accumulated deficit of $286,367,000, and negative working capital of $44,471,000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HANSEN, BARNETT & MAXWELL. P.C.
Salt Lake City, Utah
April 15, 2009

Fonix Corporation
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS

Current assets
Cash and cash equivalents	$2,000	$26,000
Prepaid expenses and other current assets	-	61,000

Total current assets	2,000	87,000

Property and equipment, net of accumulated depreciation of $1,303,000 and $1,293,000, respectively	26,000	16,000

Deposits and other assets	12,000	108,000

Total assets	$40,000	$211,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$6,510,000	$4,505,000
Accounts payable	1,801,000	1,532,000
Derivative liability	34,582,000	20,742,000
Accrued payroll and other compensation	211,000	211,000
Accrued settlement obligation	-	540,000
Deferred revenues	445,000	445,000
Notes payable - related parties	917,000	902,000
Series E debentures	-	1,754,000
Current portion of notes payable	-	3,833,000
Deposits and other	7,000	7,000

Total current liabilities	44,473,000	34,471,000

Long-term notes payable, net of current portion	-	3,556,000

Total liabilities	44,473,000	38,027,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Series L, convertible; 1,498 shares and 1,535 shares outstanding , respectively	-	-
Common stock, $0.0001 par value; 20,000,000,000 shares authorized;
Class A voting, 3,447,501 shares and 857,423 shares outstanding, respectively	1,000	1,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	240,949,000	239,142,000
Outstanding warrants to purchase Class A common stock	474,000	474,000
Cumulative foreign currency translation adjustment	10,000	10,000
Accumulated deficit	(286,367,000)	(277,943,000)

Total stockholders' deficit	(44,433,000)	(37,816,000)

Total liabilities and stockholders' deficit	$40,000	$211,000

See accompanying notes to consolidated financial statements.

Fonix Corporation
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
	2008	2007	2006

Revenues
Speech licenses, royalties and maintenance	$1,265,000	$1,838,000	$1,329,000

Total Revenue	1,265,000	1,838,000	1,329,000

Cost of revenues
Speech licenses, royalties and maintenance	54,000	141,000	18,000

Total cost of revenues	54,000	141,000	18,000

Gross profit	1,211,000	1,697,000	1,311,000

Operating expenses:
Selling, general and administrative	2,238,000	2,479,000	5,356,000
Impairment of goodwill	-	2,631,000	-
Product development and research	1,925,000	1,572,000	2,143,000

Total operating expenses	4,163,000	6,682,000	7,499,000

Other income (expense):
Interest expense	(2,752,000)	(1,887,000)	(1,737,000)
Gain (loss) on derivative liability	(512,000)	813,000	(2,771,000)
Gain on forgiveness of liabilities	47,000	21,018,000	-

Other income (expense), net	(3,217,000)	19,944,000	(4,508,000)

Income (loss) from continuing operations	(6,169,000)	14,959,000	(10,696,000)
Loss from discontinued operations	-	-	(11,247,000)

Net income (loss)	(6,169,000)	14,959,000	(21,943,000)
Preferred stock dividends	(2,255,000)	(1,702,000)	(18,735,000)

Income (loss) attributable to common stockholders	$(8,424,000)	$13,257,000	$(40,678,000)

Basic income (loss) per common share from continuing operations	$(3.02)	$30.94	$(73.22)

Basic and diluted income (loss) per common share from discontinued operations	$-	$-	$(69.63)

Diluted income per common share from continuing operations	$-	$0.66	$-

Net income (loss)	$(6,169,000)	$14,959,000	$(21,943,000)
Other comprehensive income - foreign currency translation	-	-	8,000

Comprehensive income (loss)	$(6,169,000)	$14,959,000	$(21,935,000)

See accompanying notes to consolidated financial statements.

Fonix Corporation
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2006, 2007 AND 2008

						Outstanding	Cumulative
						Warrants	Foreign
					Additional	to Purchase	Currency
	Preferred Stock		Common Stock		Paid-in	Common	Translation	Accumulated
	Shares	Amount	Shares	Amount	Capital	Stock	Adjustment	Deficit	Total

BALANCE, DECEMBER 31, 2005	170,026	$5,859,000	78,586	$1,000	$228,943,000	$474,000	$18,000	$(250,521,000)	$(15,226,000)

Issuance of common stock under equity lines of credit	-	-	60,000	-	3,280,000	-	-	-	3,280,000

Shares issued for payment of dividends on Series H Preferred	-	-	568	-	65,000	-	-	-	65,000

Series J Preferred Stock beneficial conversion dividend	-	-	-	-	1,587,000	-	-	(1,587,000)	-

Series L Preferred Stock beneficial conversion dividend	-	(4,000,000)	-	-	-	-	-	(16,000,000)	(20,000,000)

Conversion of Series J Preferred into common stock	(266)	(266,000)	3,006	-	266,000	-	-	-	-

Conversion of Series K Preferred into common stock	(1,093)	(1,093,000)	21,860	-	1,093,000	-	-	-	-

Conversion of Series L Preferred into common stock	(142)	-	97,974	-	1,832,000	-	-	-	1,832,000

Cumulative foreign currency translation adjustment	-	-	-	-	-	-	(8,000)	-	(8,000)

Dividend on Series H Preferred	-	-	-	-	-	-	-	(693,000)	(693,000)

Dividend on Series J Preferred	-	-	-	-	-	-	-	(5,000)	(5,000)

Dividend on Series K Preferred	-	-	-	-	-	-	-	(11,000)	(11,000)

Dividend on Series L Preferred	-	-	-	-	-	-	-	(440,000)	(440,000)

Net loss for year ended December 31, 2006	-	-	-	-	-	-	-	(21,943,000)	(21,943,000)

BALANCE, DECEMBER 31, 2006	168,525	$500,000	261,993	$1,000	$237,066,000	$474,000	$10,000	$(291,200,000)	$(53,149,000)

Shares issued in conection with investor relations	-	-	40,000	-	62,000	-	-	-	62,000

Conversion of Series L Preferred into common stock	(173)	-	555,431	-	2,014,000	-	-	-	2,014,000

Dividend on Series L Preferred	-	-	-	-	-	-	-	(1,481,000)	(1,481,000)

Dividend on Series M Preferred	-	-	-	-	-	-	-	(102,000)	(102,000)

Dividend on Series N Preferred	-	-	-	-	-	-	-	(34,000)	(34,000)

Dividend on Series B Preferred	-	-	-	-	-	-	-	(85,000)	(85,000)

Net income for year ended December 31, 2007	-	-	-	-	-	-	-	14,959,000	14,959,000

BALANCE, DECEMBER 31, 2007	168,352	$500,000	857,424	$1,000	$239,142,000	$474,000	$10,000	$(277,943,000)	$(37,816,000)

Shares issued to emploees	-	-	1,296,788	-	911,000	-	-	-	911,000

Shares issued in connection with payment on related-party note	-	-	259,620	-	167,000	-	-	-	167,000

Shares issued in conection with consulting services	-	-	145,225	-	133,000	-	-	-	133,000

Shares issued in conection with accrued legal expenses	-	-	124,941	-	125,000	-	-	-	125,000

Conversion of Series L Preferred into common stock	(37)	-	705,696	-	400,000	-	-	-	400,000

Conversion of Series L Preferred dividends into common stock	-	-	140,617		71,000	-	-	-	71,000

Fractional shares canceled due to reverse stock split	-	-	(82,810)			-	-	-	-

Dividend on Series L Preferred	-	-	-	-	-	-	-	(1,520,000)	(1,520,000)

Dividend on Series M Preferred	-	-	-	-	-	-	-	(137,000)	(137,000)

Dividend on Series N Preferred	-	-	-	-	-	-	-	(145,000)	(145,000)

Dividend on Series O Preferred	-	-	-	-	-	-	-	(40,000)	(40,000)

Dividend on Series P Preferred	-	-	-	-	-	-	-	(299,000)	(299,000)

Dividend on Series B Preferred	-	-	-	-	-	-	-	(114,000)	(114,000)

Net income for year ended December 31, 2008	-	-	-	-	-	-	-	(6,169,000)	(6,169,000)

BALANCE, DECEMBER 31, 2008	168,315	$500,000	3,447,501	$1,000	$240,949,000	$474,000	$10,000	$(286,367,000)	$(44,433,000)

See accompanying notes to consolidated financial statements.

Fonix Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$(6,169,000)	$14,959,000	$(21,943,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations	-	-	11,644,000
Gain (loss) on derivative liability	512,000	(813,000)	2,772,000
Accretion of discount on notes payable	2,124,000	1,068,000	832,000
Issuance of shares for employee grants	911,000	-	-
Accretion of discount on legal settlement	-	-	117,000
Impairment of goodwill	-	2,631,000	-
Write down of intercompany receivable	-	-	1,214,000
Gain on forgiveness of liabilities	-	(21,018,000)	-
Depreciation	10,000	32,000	58,000
Foreign exchange loss (gain)	-	-	(8,000)
Changes in assets and liabilities
Funds held in escrow	-	-	-
Accounts receivable	-	-	1,000
Prepaid expenses and other current assets	194,000	5,000	135,000
Other assets	96,000	9,000	(93,000)
Accounts payable	393,000	28,000	549,000
Accrued payroll and other compensation	-	(3,000)	(9,000)
Other accrued liabilities	1,663,000	805,000	689,000
Deferred revenues	-	(15,000)	(6,000)

Net cash used in operating activities	(266,000)	(2,312,000)	(4,048,000)

Cash flows from investing activities
Purchase of property and equipment	(20,000)	-	(12,000)

Net cash used in investing activities	(20,000)	-	(12,000)

Cash flows from financing activities
Proceeds from issuance of Class A common stock, net	-	-	3,504,000
Proceeds from related party note payable	72,000	102,000	419,000
Proceeds from debentures	-	-	650,000
Proceeds from credit advance	-	-	75,000
Proceeds from Series B Preferred Stock	-	1,250,000	-
Proceeds from Series N Preferred Stock	-	1,350,000	-
Advance on Series N Preferred Stock	-	-	-
Proceeds from issuance of Series O Preferred Stock	730,000	-	-
Proceeds from issuance of Series B Preferred Stock	-	-	-
Proceeds from notes payable	-	450,000	330,000
Payments on accrued settlement obligation	(540,000)	(819,000)	(440,000)
Payments on related party note payable	-	-	(105,000)
Discontinued operations	-	-	(536,000)

Net cash provided by financing activities	262,000	2,333,000	3,897,000

Net increase (decrease) in cash and cash equivalents	(24,000)	21,000	(163,000)

Cash and cash equivalents at beginning of period	26,000	5,000	168,000

Cash and cash equivalents at end of period	$2,000	$26,000	$5,000

See accompanying notes to consolidated financial statements.

Fonix Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Years Ended December 31,
	2008	2007	2006
Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest	$–	$29,000	$22,000
Cash paid during the year for income taxes	–	–	–

Supplemental Schedule of Non-cash Investing and Financing Activities

For the Year Ended December 31, 2008

Issued 705,696 shares of Class A common stock upon conversion of 37 shares of Series L Convertible Preferred Stock.

Issued  1,296,788 shares of Class A common stock for employee stock grants

Issued 124,941 shares of Class A common stock for unpaid legal fees.

Issued 145,225 shares of Class A common stock for consulting services.

Issued 140,671shares of Class A common stock upon conversion of $71,000 in accrued interest.

Issued 259,620 shares of Class A common stock upon conversion of $167,000 in notes payable – related parties.

Accrued $1,520,000 of dividends on Series L Preferred Stock.

Accrued $137,000 of dividends on Series M Preferred Stock.

Accrued $145,000 of dividends on Series N Preferred Stock.

Accrued $40,000 of dividends on Series O Preferred Stock.

Accrued $299,000 of dividends on Series P Preferred Stock.

Accrued $114,000 of dividends on Fonix Speech Series B Preferred Stock.

For the Year Ended December 31, 2007

Issued 555,431 shares of Class A common stock upon conversion of 173 shares of Series L Convertible Preferred Stock.

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

Issued 1,349.85 shares of Series N Convertible Preferred Stock with a face value of $1,349,850.

For the Year Ended December 31, 2006

Issued 3,006 shares of Class A common stock in conversion of 266 shares of Series J Convertible Preferred Stock.

Issued 21,860 shares of Class A common stock in conversion of 1,093 shares of Series K Convertible Preferred Stock.

Issued 568 shares of Class A common stock as payment of $65,000 of dividends on Series H Preferred Stock.

Accrued $692,000 of dividends on Series H Preferred Stock.

Issued 2,000 shares of Series L Convertible Preferred Stock with a face value of $20,000,000 in exchange for 2,000 shares of Series H Preferred Stock with a face value of $20,000,000.

Issued 97,974 shares of Class A common stock in conversion of 142 shares of Series L Preferred Stock.

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

Reverse Stock Split - December 26, 2008 the Company effected a 1 for 5,000 reverse split of its common stock, which reduced its issued and outstanding shares from 17,651,553,852 to 3,447,501  The accompanying financial statements have been presented to retrospectively reflect this reverse stock split for all periods

Business Condition - For the years ended December 31, 2008, 2007 and 2006, we generated revenues of $1,265,000, $1,838,000 and $1,329,000, respectively; with net loss of $6,169,000 in 2008, net income of $14,959,000 in 2007 and  net loss of $21,943,000 in 2006, and had negative cash flows from operating activities of $266,000, $2,312,000 and $4,048,000, respectively.  As of December 31, 2008,  we had an accumulated deficit of $286,367,000, negative working capital of $44,471,000, derivative liabilities of $34,582,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock, Series P Preferred Stock and Series B Preferred Stock of our subsidiary, accrued liabilities of $6,510,000, accounts payable of $1,801,000 and deferred revenues of $445,000.We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2009, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

Goodwill – Goodwill represents the excess of the cost over the fair value of net assets of acquired businesses. Goodwill is not amortized, but is tested for impairment quarterly or when a triggering event occurs.  The testing for impairment requires the determination of the fair value of the asset or entity to which the goodwill relates (the reporting unit).  The fair value of a reporting  unit is determined based upon a weighting of the quoted market price of the Company’s common stock and present value techniques based upon estimated future cash flows of the reporting unit, considering future revenues, operating costs, the risk-adjusted discount rate and other factors.  Impairment is indicated if the fair value of the reporting unit is allocated to the assets and liabilities of that unit, with the excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities assigned to the fair value of goodwill.  The amount of impairment of goodwill is measured by the excess of the goodwill’s carrying value over its fair value.  As of December 31, 2006, the fair value of goodwill was greater than the carrying value.  At December 31, 2007, the Company determined that the carrying value of goodwill was in excess of its fair value and the balance of $2,631,000 was fully impaired.

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

Deferred revenue as of December 31, 2008 and 2007, consisted of the following:

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

Stock-Based Employee Compensation – The Company has outstanding stock options to directors and employees, which are described more fully in Note 10.  The Company accounts for its stock options in accordance with Statements of Financial Standards 123R, Share-Based Payment (SFAS 123R). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

The Company has not recognized any stock-based employee compensation expense for the years ended December 31, 2008, 2007, and 2006.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Advertising Costs - Advertising costs are expensed when incurred.  Total advertising expense was $15,000, $13,000 and $40,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

Net Loss Per Common Share - Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the year.  At December 31, 2008, 2007 and 2006, there were outstanding common stock equivalents to purchase or receive 172,332,239, 19,642,337 and 1,129,549 and shares of common stock, respectively. At December 31, 2008, 166,710 common stock equivalents were excluded in the computation of diluted net income per common share as their effect would have been anti-dilutive.  All common stock equivalents at December 31, 2008 and 2007 were excluded in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net income or loss numerator of basic and diluted net income or loss per common share for the years ended December 31, 2008, 2007, and 2006:

	Years Ended December 31,
	2008		2007		2006
		Per		Per		Per
		Share		Share		Share
	Amount	Amount	Amount	Amount	Amount	Amount
Net income (loss) from continuing operations	$(6,169,000)		$14,959,000		$(10,696,000)
Net loss from discontinued operations	-		-		(11,247,000)	$ (73.22)
Net income (loss)	$(6,169,000)		14,959,000		(21,943,000)
Preferred stock dividends	(2,255,000)		(1,702,000)		(18,735,000)
Net income (loss) attributable to common stockholders	$(8,424,000)		$13,257,000		$(40,678,000)
Basic weighted-average common shares outstanding	2,044,645	$ (4.12)	483,542	$ 27.42	153,615	$ (264.80)
Diluted weighted-average common shares outstanding	2,044,645	$ (4.12)	20,125,879	$0.66	153,615	$ (264.80)

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

New Accounting Policies – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted SFAS No. 157 effective January 1, 2008 and the adoption did not have a significant effect on our consolidated results of operations, financial position or cash flows. In February 2008, the FASB issued FSP SFAS No. 157-2 which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of the pending adoption in 2009 of SFAS No. 157 non-recurring fair value measures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” effective on January 1, 2008, and permits companies to choose, at specified dates, to measure certain eligible financial instruments at fair value. The provisions of SFAS No. 159 apply only to entities that elect to use the fair value option and to all entities with available-for-sale and trading securities. At the effective date, companies may elect the fair value option for eligible items that exist at that date, and the effect of the first remeasurement to fair value must be reported as a cumulative-effect adjustment to the opening balance of retained earnings. The adoption of SFAS No. 159 has not had a material impact on the Company’s financial position or results of operations.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions. The Company has analyzed its filing positions in all jurisdictions where it is required to file income tax returns for the open tax years in such jurisdictions. The Company’s federal income tax returns for the years ended December 31, 2005 through 2007 remain subject to examination.  The Company currently believes that all significant filing positions are highly certain and that all of its significant income tax filing positions and deductions would be sustained upon audit. Therefore, the Company has no significant reserves for uncertain tax positions and no adjustments to such reserves were required upon adoption of FIN 48.  No interest or penalties have been levied against the Company and none are anticipated, therefore interest or penalty has been included in our provision for income taxes in the consolidated statements of operations.

Recent Accounting Pronouncements – In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement will require the additional disclosures described above.  The Company does not expect the adoption of SFAS 161 to have a material impact on its results of operations or financial condition.

In April 2008, FASB issued FASB Staff Position SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS No. 142-3”). FSP SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognizable intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The intent of FSP SFAS No. 142-3 is to improve the consistency between the useful life of a recognizable intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations” and other U.S. generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not anticipate that the adoption of FSP SFAS No. 142-3 will have an impact on its financial position or results of operations.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

In November 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160).  FAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FASB 160 is effective for fiscal years beginning on or after December 15, 2008.  FASB 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  Early adoption is prohibited.  The Company does not anticipate that the adoption of FASB 160 will have an impact on its financial position or results of operations.

NOTE 2.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost.  Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Computer equipment and software	3 to 5 years
Furniture and fixtures	5 years

Maintenance and repairs are charged to expense as incurred and major improvements are capitalized.  Gains or losses on sales or retirements are included in the consolidated statements of operations in the year of disposition.  Depreciation expense was $10,000, $32,000 and $58,000 for the years ended December 31, 2008, 2007, and 2006, respectively.  Property and equipment consisted of the following at December 31, 2008 and 2007:

	2008	2007
Computer equipment	$990,000	$980,000
Software	201,000	201,000
Furniture and fixtures	138,000	128,000
	1,329,000	1,309,000
Less accumulated depreciation and amortization	(1,303,000)	(1,293,000)
Net Property and Equipment	$26,000	$16,000

NOTE 3.  GOODWILL AND INTANGIBLE ASSETS

The Company tested goodwill for impairment at December 31, 2007, and determined that goodwill had been fully impaired.  The Company recorded an impairment charge of $2,631,000 during 2007, which is reported in the accompanying financial statements.

NOTE 4.  NOTES PAYABLE

In connection with the acquisition of the capital stock of LTEL Holdings in 2004, the Company issued a 5%, $10,000,000, secured, six-year note (the “Note”) payable to McCormack Avenue, Ltd. (“McCormack”).  Under the terms of the Note, quarterly interest-only payments were required through January 15, 2005, with quarterly principal and interest payments of $319,000 beginning April 2005 and continuing through January 2010.  Interest on the Note is payable in cash or, at the Company’s option, in shares of the Company’s Class A common stock.  The Note was secured by the capital stock and all of the assets of LTEL Holdings and its subsidiaries.  The Note was originally valued at $4,624,000 based on an imputed interest rate of 25 percent per annum.

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

On September 30, 2008, the Company entered into a Series P 9% Convertible Preferred Stock Exchange Agreement (the “Exchange Agreement”) with McCormack and Sovereign Partners, LP (“Sovereign”), whereby McCormack exchanged the Note, along with other promissory notes and the Series E debenture (discussed in Note 6), and Sovereign exchanged two promissory notes, for shares of the Company’s Series P 9% Convertible Preferred Stock (the Series P Preferred Stock”).  The obligations exchanged and the number of shares of Series P Preferred Stock issued is as follows:

Purchaser	Nature of Obligation Exchanged	Amount of Obligation Exchanged	Number of Series P Preferred Shares Issued
Sovereign Partners LP	Promissory Note, dated February 22, 2007, in the principal amount of $100,000, and interest of $16,278	$116,278	11.6278
Sovereign Partners LP	Promissory Note, dated March 13, 2007, in the principal amount of $100,000, and interest of $15,750	$115,750	11.575
McCormack Avenue, Ltd.	Promissory Note, dated January 11, 2007, in the principal amount of $50,000, and interest of $8,722	$58,722	5.8722
McCormack Avenue, Ltd.	Promissory Note, dated January 19, 2007, in the principal amount of $100,000, and interest of $17,222	$117,222	11.7222
McCormack Avenue, Ltd.	Promissory Note, dated January 26, 2007, in the principal amount of $100,000, and interest of $17,028	$117,028	11.7028
McCormack Avenue, Ltd.	Promissory Note, dated December 28, 2006, in the principal amount of $95,000, and $16,942	$111,942	11.1942
McCormack Avenue, Ltd.	Promissory Note, dated December 15, 2006, in the principal amount of $235,000, and interest of $42,701	$277,701	27.7701
McCormack Avenue, Ltd.	Note Payable, dated February, 2004, in the principal amount of $8,732,620, and interest of $1,311,105	$10,043,725	1,004.3725
McCormack Avenue, Ltd.	Series E Debenture, dated December 7, 2007, in the principal amount of $1,754,464, and interest of $291,763	$2,046,227	204.6227

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note.  The balance due at December 31, 2005 was $486,000.  During the year ended December 31, 2006, the Company received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000.  For the year ended December 31, 2007, the Company received additional advances of $102,000. For the year ended December 31, 2008, the Company received additional advances of $91,000 and made principal payments to the Lenders against the note of $19,000. The balance due at December 31, 2008, was $917,000.

The balance due of $917,000 is secured by the Company’s intellectual property rights and common stock of Fonix Speech.  For the year ended December 31, 2008, the Lenders converted $56,000 of the principal balance into 113,194 shares common stock, and also converted $111,000 of accrued interest into 146,426 shares of common stock for the benefit of one of the Lenders, Thomas A. Murdock, a former officer and director of the Company.

NOTE 6.  DEBENTURES

Series E Debentures On December 7, 2006, the Company entered into a Securities Purchase Agreement, dated as of December 1, 2006 (the “Agreement”), with Southridge Partners, LP (“Southridge”) relating to the purchase and sale of a Series E 9% Secured Subordinated Convertible Debenture (the “Debenture”) in the principal amount of $850,000.

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

The McCormack Debenture was convertible into shares of the Company’s Class A common stock on the same terms as the Debenture.

The Company also entered into a Registration Rights Agreement (the “McCormack Registration Agreement”) with McCormack pursuant to which the Company agreed to file a registration statement to register the resale by McCormack of shares of the Company’s common stock issuable upon conversion of the Debenture.  As of the date of this Report, no registration statement had been filed.

This debenture was exchanged for shares of the Company’s Series P Preferred Stock.  See Note 4.

NOTE 7.  PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock - At December 31, 2008, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $10 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0375 shares of Class A common stock for each share of Series A convertible preferred stock.

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

The Company accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of the Company.  The Series L Preferred Stock is convertible into shares of common stock of the Company.  The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 140%, risk-free rate of 3.75% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock.  Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount the Company had assigned to the Series H Preferred Stock.  At December 31, 2008 and 2007 the fair value of the Series L Preferred Stock derivative liability was $15,838,000 and $16,148,000, respectively.

For the year ended December 31, 2006, the Company issued 97,974 shares of our Class A common stock in conversion of 142 shares of its Series L Preferred Stock.  For the year ended December 31, 2007, the Company issued 555,431 shares of our Class A common stock in conversion of 173 shares of its Series L Preferred Stock. For the year ended December 31, 2008, the Company issued 705,696 shares of our Class A common stock in conversion of 37 shares of its Series L Preferred Stock. The Company exchanged 150 shares of Series L Preferred Stock for 150 shares of Series M Preferred Stock as discussed below.  At December 31, 2008, 1,498 shares of Series L Preferred Stock remained outstanding.  Subsequent to December 31, 2008, the Company issued 1,294,393 shares of our Class A common stock in conversion of 4 shares of Series L Preferred Stock and accrued dividends.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $1,603,000 due to the value of the conversion feature of the Series M Preferred Stock, which was previously recorded as part of the Series L Preferred Stock derivative liability.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series M Preferred Stock, no value was prescribed to the Series M Preferred Stock.  At December 31, 2008 and 2007, the fair value of the Series M Preferred Stock derivative liability was $1,542,000 and $1,577,000, respectively.

As of December 31, 2008, there were 150 shares of Series M Preferred Stock outstanding.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Series N Convertible Preferred Stock – On August 24, 2007, the Company entered into a Securities Purchase Agreement with Trillium Partners, LP and other unnamed future investors relating to the issuance and sale of the Company’s Series N 9% Convertible Preferred Stock.

Pursuant to the agreement, the Company agreed to issue up to 2,400 shares of its Series N 9% Convertible Preferred Stock (the “Series N Preferred Stock”) at a per share price of $1,000 to Trillium Partners, LP and other unnamed future investors, for gross proceeds of up to $2,400,000.  As of the date of this report, the Company had issued 1,755 shares of the Series N Preferred Stock, for cash proceeds of $1,755,000.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $957,000 due to the value of the conversion feature of the Series N Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series N Preferred Stock, no value was prescribed to the Series N Preferred Stock.  At December 31, 2008 and 2007, the fair value of the Series N Preferred Stock derivative liability was $1,803,000 and $1,109,000, respectively.

As of December 31, 2008, there were 1,755 shares of Series N Preferred Stock outstanding.

Series O Convertible Preferred Stock – Between January 25, 2008, and December 31, 2008, the Company received advances from three entities in connection with the purchase agreements related to the Company’s Series O 9% Convertible Preferred Stock (“Series O Preferred Stock”). On May 20, 2008, the Company entered into Securities Purchase Agreements with Southridge Partners LP, Southshore Capital Fund LTD, Sovereign Partners LP (collectively, the “Series O Purchasers”) for the sale of an aggregate of 730 shares of Series O Preferred Stock for gross proceeds of $730,000.  The material terms of the purchase agreements had been agreed upon prior to receipt of the advances.  Therefore, the Series O Preferred Stock was accounted for as discussed below on the dates cash proceeds were received by the Company.  The Company also began accruing dividends upon receiving the advances.

The Series O Preferred Stock entitles the Purchasers to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series O Preferred Stock. The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $290,000 due to the value of the conversion feature of the Series O Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series O Preferred Stock, no value was prescribed to the Series O Preferred Stock. At December 31, 2008, the fair value of the Series O Preferred Stock derivative liability was $750,000.

As of December 31, 2008, there were 730 shares of Series O Preferred Stock outstanding.

Series P Convertible Preferred Stock – On September 30, 2008, Fonix Corporation (the “Company”) entered into a Series P 9% Convertible Preferred Stock Exchange Agreement (the “Exchange Agreement”) with Sovereign Partners, LP (“Sovereign”), and McCormack Avenue Ltd. (“McCormack”).  Pursuant to the Exchange Agreement, Sovereign and McCormack exchanged certain debt obligations, discussed more fully below, for shares of the Company’s Series P 9% Convertible Preferred Stock (the “Series P Preferred Stock”).

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $290,000 due to the value of the conversion feature of the Series P Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series P Preferred Stock, no value was prescribed to the Series P Preferred Stock. At December 31, 2008, the fair value of the Series P Preferred Stock derivative liability was $13,365,000.

As of December 31, 2008, there were 1,305 shares of Series P Preferred Stock outstanding.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

The Series B Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series B Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the issuance of $1,336,207 due to the value of the conversion feature of the Series B Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series B Preferred Stock, no value was prescribed to the Series B Preferred Stock.  At December 31, 2008 and 2007, the fair value of the Series B Preferred Stock derivative liability was $1,285,000 and $1,314,000, respectively.

As of December 31, 2008, there were 125 shares of Series B Preferred Stock outstanding.

NOTE 8.  EQUITY LINES OF CREDIT

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

For the year ended December 31, 2006, the Company received $3,378,000 in funds drawn under the Seventh Equity Line, less commissions and fees of $114,000.  The Company issued 60,000 shares of Class A common stock to the Equity Line Investor as puts under the Seventh Equity Line totaling $3,378,000.

In January, 2007, the Company terminated the Seventh Equity Line, and the Company has withdrawn the third registration statement related to the Seventh Equity Line.  As such, as of the date of this Report, the Company did not have an equity line of credit financing available to it.

NOTE 9.  COMMON STOCK

Common Stock – As described elsewhere in this Annual Report, in December 2008 the Company implemented a 1 for 5000 share reverse stock split.  The share numbers in these notes have been adjusted to reflect the reverse stock split.  During 2008, the Company issued 2,672,887 shares of Class A common stock.  Of such shares, 1,296,788 shares were issued as employee stock grants, 259,620 shares were issued as payment on the related party note, 145,225 shares were issued for consulting services, 124,941 shares were issued as payment on legal expenses, 705,696 shares were issued in conversion of 37 shares of Series L Preferred Stock and 140,617 shares were issued as payment of accrued dividends of Series L Preferred Stock.

During 2007, the Company issued 595,431 shares of Class A common stock.  Of such shares, 555,431 shares were issued in conversion of 173 shares of Series L Preferred Stock and 40,000 shares were issued for consulting services.

During 2006, the Company issued 183,407 shares of Class A common stock.  Of such shares, 60,000 were issued in connection with draws on the Seventh Equity Line, 3,006 shares were issued in conversion of 266 shares of Series J Preferred Stock, 21,860 shares were issued in conversion of 1,093 shares of Series K Preferred Stock, 568 shares were issued in payment of dividends on Series H Preferred Stock and 97,974 shares were issued in conversion of 142 shares of Series L Preferred Stock.

NOTE 10.  STOCK OPTIONS AND WARRANTS

Common Stock Options - In 1998, the Company’s board of directors and shareholders approved the 1998 Stock Option and Incentive Plan (“the “1998 Plan”) for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance was 50.  The Company subsequently determined that it had issued 51 options in excess of the aggregate number authorized under the plan.  In 2004, the Company’s board of directors approved an increase in the number of shares under the Plan from 50 to 110 to cover the additional options issued.  In November 2004, the Board of Directors again amended the 1998 Plan to increase the aggregate number of shares under the 1998 Plan from 110 to 4000.  The purpose of this amendment is to cover any additional issuances of shares made in excess of the number authorized under the 1998 Plan and to enable the Company to issue additional incentive stock options to key employees and non-qualified stock options, stock appreciation rights, cash and stock bonuses and other incentive grants to directors, employees and certain non-employees who have important relationships with the Company or its subsidiaries.  At a meeting of shareholders held on December 30, 2004, the amendments to the 1998 Plan were approved.  As of December 31, 2008, there were 3,818 shares available for grant under this plan.

In 1997, the Company’s board of directors approved the 1997 Stock Option and Incentive Plan for directors, employees and other persons acting on behalf of the Company, under which the aggregate number of shares authorized for issuance is 38.  As of December 31, 2008, there were 38 shares available for grant under this plan.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

In 1996, the Company’s board of directors and shareholders approved the 1996 Directors’ Stock Option Plan, under which the aggregate number of shares of Class A common stock authorized for issuance is 27.  The plan provides that each director shall receive options to purchase 1 share of Class A common stock for services rendered as a director during each entire calendar year or portion of a calendar year in excess of six months.  The exercise price of such options is the closing market price of the Class A common stock on the date the options are granted.  The option term is 10 years from date of grant.  As of December 31, 2008, shares available for grant under this plan were 27.

In 1996, the Company’s board of directors approved a Long-Term Stock Investment and Incentive Plan for officers, key employees and other persons acting on behalf of the Company under which the aggregate number of shares authorized for issuance is 5.  The exercise price of these options is the closing market price of the Class A common stock on the date the options are granted.  The term of the plan is 10 years and options are subject to a three-year vesting schedule, pursuant to which one-third of the total number of options granted may be exercised each year.  As of December 31, 2008, shares available for grant under this plan were 5.

During 2006, the Company granted options to purchase 12 shares of Class A common stock at exercise price $50.00.  All options were granted at the quoted market price on the date of grant.  All options granted vest over three years following issuance.  If not exercised, all options expire within ten years from the date of grant.

During 2008 and2007, the Company granted no options to employees.

A summary of options granted under the Company’s various stock option plans for the years ended December 31, 2008, 2007, and 2006, is presented below:

	2008		2007		2006
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of the year	75	$500	182	$650	266	$660
Granted	-	-	-	-	12	50
Exercised	-	-	-	-	-	-
Forfeited	(35)	750	(107)	750	(96)	650
Outstanding at end of the year	40	800	75	500	182	650
Exercisable at the end of the year	40	$800	73	$550	155	$650

A summary of options outstanding and options exercisable under the Company’s various stock option plans at December 31, 2008, is presented below:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 67 – 200	11	3.6 years	$ 174	11	$ 174
200 – 500	11	1.0 years	175	11	175
720 – 1,473	18	2.1 years	485	18	485

The weighted average fair value of options granted during the years ended December 31, 2006 were $50 per share.  The options outstanding at December 31, 2008 and December 31, 2007 had an aggregate intrinsic value of zero.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The fair value of options and warrants is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during 2006:

2006
Risk-free interest rate	3.75%
Expected dividend yield	0.0%
Expected exercise lives	5 years
Expected volatility	143%

The estimated fair value of options granted is subject to the assumptions made, and if the assumptions were to change the estimated fair value amounts could be significantly different.

Warrants - A summary of warrants granted by the Company during the years ended December 31, 2008, 2007, and 2006, is presented below:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	3	$200,000	3	$200,000	196	$550
Granted	—	—	—	—	—	—
Forfeited	—	—	—	—	(193)	2,550
Outstanding at end of the year	3	200,000	3	200,000	3	200,000
Exercisable at end of the year	3	200,000	3	200,000	3	200,000

NOTE 11.  RELATED-PARTY TRANSACTIONS

The secretary of the Company is a partner in a law firm that the Company uses to provide legal services.  During 2008, 2007 and 2006, the Company incurred expenses of approximately $254,000, $207,000 and $368,000 respectively, to the law firm for services provided to the Company.

NOTE 12.  INCOME TAXES

At December 31, 2008 and 2007, net deferred income tax assets, before considering the valuation allowance, totaled $61,032,000 and $58,731,000, respectively.  The amount and ultimate realization of the benefits from the deferred income tax assets are dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined.  The Company has established a valuation allowance for all deferred income tax assets not offset by deferred income tax liabilities due to the uncertainty of their realization.  The net change in the valuation allowance was and increase of $2,301,000 for 2008, a decrease of $5,582,000 for 2007 and an increase of $8,187,000 for 2006.

At December 31, 2008, the Company has unused federal net operating loss carryforwards available of approximately $150,494,000 and unused state net operating loss carryforwards of approximately $141,774,000 which may be applied against future taxable income, if any, and which expire in various years from 2011 through 2028.  The Internal Revenue Code contains provisions which likely will reduce or limit the availability and utilization of these net operating loss carryforwards.  For example, limitations are imposed on the utilization of net operating loss carryforwards if certain ownership changes have taken place or will take place.  The Company has not performed an analysis to determine whether any such limitations have occurred.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The temporary differences and carryforwards which give rise to the deferred income tax assets as of December 31, 2008 and 2007 are as follows:

Deferred income tax assets:	2008	2007
Net operating loss carryforwards:
Federal	$51,167,904	$48,614,944
State	4,678,537	4,430,748
Research expenditures credits	2,537,005	2,487,000
Accrued liabilities	117,049	86,000
Deferred revenues	166,133	172,000
Amortization of intangible assets	2,365,295	2,437,000
Total deferred income tax assets	61,031,923	64,313,000
Valuation allowance	(61,031,923)	(64,313,000)
Deferred income tax liability – intangible telecommunications assets	–	–
Net deferred income tax assets	$–	$–

A reconciliation of income taxes at the federal statutory rate to the Company’s effective rate is as follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory income tax rate	34.0%	34.0%	34.0%
State and local income tax rate, net of federal benefit	3.3	3.3	3.3
Non-deductible items	(0.5)	(0.5)	(0.5)
Valuation allowance	(37.3)	(37.2)	(37.2)
Effective income tax rate	0.0%	0.0%	0.0%

NOTE 13.  COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements – As of December 31, 2008, the Company had employment agreements with two executive officers that were initiated November 1, 1996, and amended effective January 31, 2000, to extend the term of the agreements and reduce the base compensation.  The current annual base salary for each executive officer was $309,400.  During 2002, the executive officers agreed to accept reduced cash compensation pursuant to the Company’s 2002 Employee Compensation Plan.  The current expiration date of the agreements is December 31, 2010.

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

Mr. Dudley’s executive employment agreement, as described above, remained in force as the date of this Report.

Operating Lease Agreements - The Company leases certain facilities and equipment used in its operations.  The amounts of commitments for non-cancelable operating leases in effect at December 31, 2008, were as follows:

Year ending December 31,
2009	$71,000
2010	74,000
2011	76,000
$221,000

The Company incurred rental expense of $275,000, $382,000, $350,000 during 2008, 2007 and 2006, respectively, related to these leases.

Forgiveness of Trade Payables and Accrued Interest - The Company negotiated reductions in amounts due various trade vendors amounting to $0, $199,000 and $0 during 2008, 2007 and 2006, respectively.

NOTE 14.  LITIGATION

Hite Development Corporation v. Fonix Corporation, Third District Court, Salt Lake County (Civil No. 070900883).  In January 2007, Hite Development Corporation (“Hite”) brought a lawsuit against the Company claiming breach of contract and breach of the covenant of good faith and fair dealing, alleging that the Company failed to make certain payments under a settlement agreement with Hite dating from March 2005.  The complaint seeks approximately $33,000 plus interest.  The Company filed its answer in May 2007.  On October 2, 2008, a judgment was entered against the Company in the amount of $28,050.

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

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

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

NOTE 16.  SIGNIFICANT CUSTOMERS

The Company’s revenues by geographic region for the years ended December 31, 2008, 2007 and 2006 were:

	2008		2007		2006

United States	$635,000	50%	$913,000	50%	$546,000	41%
Asia Pacific	508,000	40%	830,000	45%	591,000	44%
Other	122,000	10%	95,000	5%	192,000	15%
	$1,265,000		$1,838,000		$1,329,000

For the year ended December 31, 2008 no one customer accounted for more than 10% of total revenue.  For the year ended December 31, 2007, four customers accounted for 20% of total revenues, 15%, 12% and 10% of total revenues.  For the year ended December 31, 2006, one customer accounted for 31% of total revenues and another customer accounted for 10% of total revenues.

NOTE 17.  SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company has issued 1,078,393 shares of its Class A common stock in conversion of 4 shares of Series L Preferred Stock.

Subsequent to December 31, 2008, the Company has issued 216,000 shares of its Class A common stock in payment of accrued dividends on the Series L Preferred Stock.

Through December 31, 2008, the Company has issued 909,621shares of its Class A common stock in conversion of principle on the related party note.

Through December 31, 2008, the Company has issued 167,089 shares of its Class A common stock in conversion of interest on the related party note.

Exchange Agreement

In March 2009, the Company announced that it had closed a previously announced transaction whereby its subsidiary Fonix GS Acquisition Corporation, Inc. (“Fonix GS”) acquired 80% of the issued and outstanding shares of G-Soft Limited, a Hong Kong corporation (“G-Soft”), which is the ultimate parent of Shanghai Gaozhi Software Systems Limited ("GaozhiSoft"), a Chinese software developer and solutions provider in 2G (second-generation) and 3G (third-generation) mobile networks in China and throughout the Asian Pacific region.

In a Current Report filed with the SEC on August 12, 2008, the Company announced that it had formed Fonix GS for the purpose of acquiring the GaozhiSoft shares.

On June 27, 2008, the Company and Fonix GS entered into an exchange agreement (the “Exchange Agreement”), with Southridge LLC, a Connecticut limited liability company (“Southridge”), G-Soft and the shareholders of G-Soft (the “Sellers”).  G-Soft, through its wholly owned subsidiary, owns 100% of the outstanding equity of GaozhiSoft. Pursuant to the Exchange Agreement, Fonix GS agreed to purchase 80% of the issued and outstanding shares of G-Soft from the Sellers, and Southridge agreed to purchase the remaining 20% of the issued and outstanding G-Soft shares, thereby making Fonix GS and Southridge the ultimate shareholders of GaozhiSoft.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Exchange Agreement was amended by that certain First Amendment to the Exchange Agreement, dated as of December 12, 2008 (the “First Amendment”), modifying the consideration for the purchase of the G-Soft shares and certain other closing conditions, as set forth therein.  Pursuant to the Exchange Agreement, as amended, in exchange for 20% of the outstanding shares of G-Soft, Southridge agreed to transfer shares of the Company’s Series L Convertible Preferred Stock (the “Series L Preferred Stock”) in the amounts set forth in the First Amendment.  In return for the purchase of 80% of the outstanding shares of G-Soft, the Company agreed to issue an aggregate of one hundred and twenty shares (120) of a new series of preferred stock (the “Series P Preferred Stock”) to the Sellers.  Additionally, subject to the terms of the First Amendment, the Sellers are entitled to annual earn-out payments equal to fifty percent (50%) of the prior year’s net income of GaozhiSoft, to be paid in the form of Series P Preferred Stock (the “Earn-Out Payments”).  The aggregate of the Earn-Out Payments is limited to three hundred and eighty (380) shares of Series P Preferred.  The First Amendment also amended and restated section 6.1 of the Exchange Agreement, relating to additional closing conditions, and section 8.2 of the original agreement relating to indemnification.

The Sellers and Fonix entered into an Escrow Agreement (the “Escrow Agreement”) with Adam L. Goldberg, whereby Mr. Goldberg agreed to act as escrow agent and hold the Series P Preferred Stock issued or issuable to the Sellers to purchase their interests in G-Soft.  The Escrow Agreement outlined Mr. Goldberg’s duties and obligations as Escrow Agent.

The First Amendment and the Escrow Agreement were described in more detail in, and attached as exhibits to, the Current Report on Form 8K, filed with the SEC on December 19, 2008.

Additionally, Fonix GS and the Sellers entered into a side letter agreement, dated February 18, 2009 (the “Side Letter”), attached hereto as an exhibit, modifying certain closing conditions of the Exchange Agreement, as amended by the First Amendment.  The Side Letter establishes certain conditions regarding: (1) management and directorships of GaozhiSoft; (2) filing of certain administrative government documents in China; and (3) operations of GaozhiSoft.

The final closing conditions have been met, and the share exchange transaction closed as of March 27, 2009.

The foregoing summaries of the terms and conditions of the Exchange Agreement, First Amendment, Escrow Agreement and Side Letter do not purport to be complete and are qualified in their entirety by reference to the full text of the Exchange Agreement, First Amendment, Escrow Agreement and Side Letter, which were filed as exhibits to Current Reports previously filed with the SEC.

Issuance of Series P 9% Convertible Preferred Stock in G-Soft Transaction

As disclosed in a Current Report filed with the Commission on March 27, 2009, Fonix Corporation (the “Company”) issued an aggregate of one hundred and twenty shares (120) of the Company’s Series P 9% Convertible Preferred Stock (the “Series P Preferred Stock”) to G-Soft Limited, a Hong Kong corporation (“G-Soft”), which is the ultimate parent of Shanghai Gaozhi Software Systems Limited ("GaozhiSoft"), and the shareholders of G-Soft (collectively, the “Sellers”).  The Shares of Series P Preferred Stock were issued pursuant to an exchange agreement (the “Exchange Agreement”), with Southridge LLC, a Connecticut limited liability company (“Southridge”), and the Sellers.  Additionally, subject to the terms of the amended agreement with the Sellers, the Sellers are entitled to annual earn-out payments equal to fifty percent (50%) of the prior year’s net income of GaozhiSoft, to be paid in the form of Series P Preferred Stock (the “Earn-Out Payments”).  The aggregate of the Earn-Out Payments is limited to three hundred and eighty (380) shares of Series P Preferred, which were issued into an escrow account.

The Series P Preferred Stock entitles the holders to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series P Preferred Stock.  The dividends are payable in cash or shares of our Class A common stock, at the Company’s option.

Fonix Corporation and Subsidiaries
Notes to Consolidated Financial Statements

The Series P Preferred Stock may be converted into the Company’s common stock at the option of the holder by using a conversion price which shall be 80% of the average of the two (2) lowest closing bid prices for the twenty-day trading period prior to the conversion date.

Redemption of the Series P Preferred Stock, whether at the Company’s option or that of the holder, requires the Company to pay, as a redemption price, the stated value of the outstanding shares of Series P Preferred Stock to be redeemed, together with any accrued but unissued dividends thereon, multiplied by one hundred ten percent (110%).

On September 26, 2008, the Company filed with the State of Delaware a Certificate of Designation and Series P 9% Convertible Stock Terms (the “Series P Terms”), which become a part of the Company’s Certificate of Incorporation, as amended.

Under the G-Soft Agreement and the Series P Terms, the holders of the Series P Preferred Stock may convert shares of Series P Preferred Stock into shares of the Company’s common stock.  The Company’s issuances of shares of common stock upon any conversion of the Series P Preferred Stock will be made without registration under the Securities Act of 1933 (the “1933 Act”) in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The Company’s sale and issuance of the Series P Preferred Stock to the Sellers was made without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

Issuance of Shares of Series P 9% Convertible Preferred Stock to Acquire Remaining 20% of G-Soft

In connection with the G-Soft transaction described above, on March 27, 2009, the Company entered into a Series P Convertible Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”), with Southridge Partners LP (“Southridge”).  Pursuant to the Preferred Stock Purchase Agreement, the Company issued 189 shares of Series P Preferred Stock in exchange for the 20% of G-Soft shares which Southridge had purchased in the G-Soft Transaction described above.

The Series P Preferred Stock issued to Southridge has the same terms as described above.

Under the Preferred Stock Purchase Agreement and the Series P Terms, Southridge may convert shares of Series P Preferred Stock into shares of the Company’s common stock.  The Company’s issuances of shares of common stock upon any conversion of the Series P Preferred Stock will be made without registration under the Securities Act of 1933 (the “1933 Act”) in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The Company’s sale and issuance of the Series P Preferred Stock to Southridge was made without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

The foregoing summaries of the terms and conditions of the Exchange Agreement and the Preferred Stock Purchase Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of the Exchange Agreement and the Preferred Stock Purchase Agreement, filed previously with the Commission.