Form 10-Q
period 2009-03-31
FONIX CORP
filed 2009-06-10
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 0-23862
Fonix Corporation
(Exact name of registrant as specified in its charter)

Delaware	22-2994719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ___   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  (Check one):
Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act).  Yes __  No  X

As of June 1, 2009, there were issued and outstanding 11,108,258 shares of our Class A common stock.

FONIX CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS

Current assets
Cash and cash equivalents	$805,000	$2,000
Accounts receivable	2,600,000	-
Other receivables	15,000	-
Inventory	2,000	-

Total current assets	3,422,000	2,000

Property and equipment, net of accumulated depreciation of $1,305,000 and $1,303,000, respectively	65,000	26,000

Goodwill	658,000	-

Deposits and other assets	12,000	12,000

Total assets	$4,157,000	$40,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$7,316,000	$6,510,000
Accounts payable	2,204,000	1,801,000
Tax payable	33,000	-
Derivative liability	38,310,000	34,582,000
Accrued payroll and other compensation	501,000	211,000
Deferred revenues	445,000	445,000
Notes payable - related parties	918,000	917,000
Deferred tax liabilities assumed, net	237,000	-
Deposits and other	7,000	7,000

Total current liabilities	49,971,000	44,473,000

Long-term notes payable, net of current portion	-	-

Total liabilities	49,971,000	44,473,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Series L, convertible; 1,492 shares and 1,498 shares outstanding , respectively	-	-
Common stock, $0.0001 par value; 20,000,000,000 shares authorized;
Class A voting, 7,279,371 shares and 3,447,501 shares outstanding, respectively	1,000	1,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	241,096,000	240,949,000
Outstanding warrants to purchase Class A common stock	474,000	474,000
Cumulative foreign currency translation adjustment	10,000	10,000
Accumulated deficit	(287,895,000)	(286,367,000)

Total stockholders' deficit	(45,814,000)	(44,433,000)

Total liabilities and stockholders' deficit	$4,157,000	$40,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Unaudited)

	Three-Months Ended March 31,
	2009	2008

Revenues
Speech licenses, royalties and maintenance	$141,000	$286,000

Total Revenue	141,000	286,000

Cost of revenues
Speech licenses, royalties and maintenance	19,000	25,000

Total cost of revenues	19,000	25,000

Gross profit	122,000	261,000

Operating expenses:
Selling, general and administrative	349,000	502,000
Impairment of goodwill	-	-
Product development and research	243,000	218,000

Total operating expenses	592,000	720,000

Other income (expense):
Interest expense	(27,000)	(508,000)
Gain (loss) on derivative liability	(284,000)	(79,000)
Gain on forgiveness of liabilities	-	-

Other income (expense), net	(311,000)	(587,000)

Income (loss) from continuing operations	(781,000)	(1,046,000)
Loss from discontinued operations	-	-

Net income (loss)	(781,000)	(1,046,000)
Preferred stock dividends	(747,000)	(578,000)

Loss attributable to common stockholders	$(1,528,000)	$(1,624,000)

Basic and diluted loss per common share from continuing operations	$(0.16)	$(1.08)

Net loss	$(781,000)	$(1,046,000)
Other comprehensive income - foreign currency translation	-	-

Comprehensive loss	$(781,000)	$(1,046,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

Three Months Ended March 31,	2009	2008
Cash flows from operating activities
Net loss	$(781,000)	$(1,046,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (loss) on derivative liability	284,000	79,000
Accretion of discount on notes payable	-	310,000
Depreciation	2,000	3,000
Changes in assets and liabilities
Prepaid expenses and other current assets	-	61,000
Other assets	-	108,000
Accounts payable	84,000	228,000
Accrued payroll and other compensation	290,000	-
Other accrued liabilities	70,000	175,000

Net cash used in operating activities	(51,000)	(82,000)

Cash flows from investing activities
Net cash acquired in acquistion	796,000	-

Net cash used in investing activities	796,000	-

Cash flows from financing activities
Proceeds from related party note payable	58,000	59,000
Proceeds from issuance of Series O Preferred Stock	-	290,000
Payments on accrued settlement obligation	-	(200,000)

Net cash provided by financing activities	58,000	149,000

Net increase (decrease) in cash and cash equivalents	803,000	67,000

Cash and cash equivalents at beginning of period	2,000	26,000

Cash and cash equivalents at end of period	$805,000	$93,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Three Months Ended March 31, 2009:

Issued 351 shares of Series P Preferred stock for the acquisition of G-Soft Limited.

Issued 2,093,099 shares of Class A common stock upon conversion of 6 shares of Series L Convertible Preferred Stock.

Issued 196,652 shares of Class A common stock upon conversion of $14,000 in accrued interest.

Issued 1,080,057 shares of Class A common stock upon conversion of $57,000 in notes payable.

Accrued $337,000 of dividends on Series L Preferred Stock.

Accrued $34,000 of dividends on Series M Preferred Stock.

Accrued $39,000 of dividends on Series N Preferred Stock.

Accrued $16,000 of dividends on Series O Preferred Stock.

Accrued $296,000 of dividends on Series P Preferred Stock.

Accrued $28,000 of dividends on Fonix Speech Series B Preferred Stock.

The Company acquired the following balance sheet items as a result of the acquisition of G-Soft Limited:
•	Cash - $796,000
•	Accounts receivable - $2,600,000
•	Other receivables - $15,000
•	Inventory - $2,000
•	Property, plant and equipment - $41,000
•	Goodwill - $658,000
•	Accounts payable - $319,000
•	Accrued liabilities - $13,000
•	Taxes payable - $33,000
•	Deferred tax liabilities, assumed - $237,000

For the Three Months Ended March 31, 2008:

Issued 270,850 shares of Class A common stock upon conversion of 15 shares of Series L Convertible Preferred Stock.

Issued 12,270 shares of Class A common stock upon conversion of $11,500 in accrued interest.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The accompanying unaudited condensed consolidated financial statements of Fonix Corporation and subsidiaries (collectively, the “Company” or “Fonix”) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading.  The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2008 Annual Report on Form 10-K.

These condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that, in the opinion of management, are necessary to present fairly the financial position and results of operations of the Company for the periods presented.  The Company’s business strategy is not without risk, and readers of these condensed consolidated financial statements should carefully consider the risks set forth under the heading “Certain Significant Risk Factors” in the Company’s 2008 Annual Report on Form 10-K.

Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Nature of Operations – Fonix Corporation (the “Company,” “Fonix,” or “we”) was incorporated in Delaware in 1985, and, pursuant to a merger transaction in 1994, the Company’s name was changed to Fonix Corporation. The Company’s operations are managed through its two wholly owned subsidiaries, Fonix Speech, Inc. (“Fonix Speech”) and Fonix GS Acquisition Co., Inc. (“Fonix GS”).

Fonix Speech

Fonix Speech provides value-added speech-enabling technologies, speech interface development tools, and speech solutions and applications, including automated speech recognition (“ASR”) and text-to-speech (“TTS”, together with ASR, the “Core Technologies”) that empower consumers to interact conversationally with information systems and devices.  Fonix Speech offers our speech-enabling technologies to markets for personal software for consumer applications including video games, e.Dictionaries and mobile navigation devices with GPS, wireless and mobile devices, computer telephony, and server solutions. Fonix Speech’s Products enhance user productivity, ease of use and efficiency in a broad range of market segments, including mobile and wireless devices; videogame consoles; electronic devices for the assistive and language learning markets, robots, appliances; automotive telematics, computer telephony and server applications.

Fonix Speech has received various patents for certain elements of our Core Technologies and have filed applications for other patents covering various aspects of our technologies. Fonix Speech seeks to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips. Revenues are generated through licensing of speech-enabling technologies, unit royalties, maintenance contracts and services.

Prior to 2002, Fonix Speech focused on research and development (“R&D”) projects for customized applications.  R&D and prototype development used the Core Technologies to develop applications and engines marketed for multiple operating systems and hardware platforms.  Today, Fonix Speech serves markets that are adopting speech-enabled interfaces, solutions and applications.  As memory requirements, noise robustness, speech recognition accuracy and efficiency of speech interface solutions become increasingly critical, Fonix Speech anticipates that its Core Technologies and solutions will meet customer demand for simple, convenient user interfaces.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fonix GS

Fonix GS was formed on June 27, 2008, to facilitate the acquisition of Shanghai Gaozhi Software Systems Limited (“GaozhiSoft”).  GaozhiSoft is a Chinese software developer and solutions provider in 2G (second-generation) and 3G (third-generation) telecommunication operation support systems in China and throughout the Asian Pacific region. Gaozhisoft is a qualified competitor for telecommunication operation supports systems.
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

Business Condition - For the quarters ended March 31, 2009 and 2008, the company generated revenues of $141,000 and $286,000, respectively, and incurred net losses of $781,000 and $1,046,000, respectively; and had negative cash flows from operating activities of $51,000 and $82,000, respectively.  As of March 31, 2009, we had an accumulated deficit of $287,895,000; negative working capital of $46,549,000; derivative liabilities of $38,310,000 related to the issuance of Series P Preferred Stock, Series L Preferred Stock, Series M Preferred stock, Series N Preferred Stock, Series O Preferred Stock, Series E Convertible Debentures and Series B Preferred Stock of our subsidiary; accrued liabilities of $7,316,000; accounts payable of $2,204,000; deferred revenues of $445,000.  We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2009, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

The Company’s cash resources, limited to collections from customers, sales of our equity and debt securities and loans, have not been sufficient to cover operating expenses.  As a result, some payments to vendors have been delayed.  On March 15, 2007, the New York State trial court entered judgment against the Company and in favor of the Breckenridge Fund in the amount of $1,602,000.  In February 2008, the Company entered into an amended settlement agreement with Breckenridge under which the Company agreed to pay Breckenridge $540,000.  The Company has paid Breckenridge the full amount.  No further obligations are required by the Company to Breckenridge.

These factors, as well as the risk factors set out elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008,  raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management plans to fund further operations of the Company from cash flows from future license and royalty arrangements and with proceeds from additional issuance of debt and equity securities.  There can be no assurance that management’s plans will be successful.

Net Loss Per Common Share – Basic and diluted net loss per common share are calculated by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  As of March 31, 2009 and 2008, there were outstanding common stock equivalents to purchase or receive 1,114,567,966 and 30,758,759 shares of common stock, respectively.  All common stock equivalents at March 31, 2009 and 2008 were excluded in the computation of diluted net loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

The following table is a reconciliation of the net loss numerator of basic and diluted net loss per common share for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net loss	$(781,000)		$(1,046,000)
Preferred stock dividends	(747,000)		(578,000)
Loss attributable to common stockholders	$(1,528,000)	$(0.16)	$(1,624,000)	$(1.08)
Weighted-average common shares outstanding	4,885,960		969,167

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

Revenue Recognition – The Company recognizes revenue when pervasive evidence of an arrangement exists; services have been rendered or products have been delivered; the price to the buyer is fixed and determinable; and collectability is reasonably assured.  Revenues are recognized by the Company based on the various types of transactions generating the revenue.  For software sales, the Company recognizes revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition,” and related interpretations.  The Company generates revenues from licensing the rights to its software products to end users and from royalties.

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

Deferred revenue as of March 31, 2009, and December 31, 2008, consisted of the following:

Description	Criteria for Recognition	March 31, 2009	December 31, 2008
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$445,000	$445,000

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Goodwill - In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests its recorded goodwill for impairment on an annual basis during the fourth quarter, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of their short maturity.  The carrying value of the goodwill approximates its fair value.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note.  The balance due at December 31, 2005 was $486,000.  During the year ended December 31, 2006, the Company received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the year ended December 31, 2007, the Company received additional advances of $102,000.  During the three months ended March 31, 2009, the Company received additional advances of $58,000.  The balance due at March 31, 2009, was $918,000.

The balance due of $918,000 is secured by the Company’s intellectual property rights and common stock of Fonix Speech.  For the three months ended March 31, 2009, the Lenders converted $57,000 of the principal balance into 1,080,057 shares common stock, and also converted $14,000 of accrued interest into 196,652 shares of common stock for the benefit of one of the Lenders, Thomas A. Murdock, a former officer and director of the Company.

4.  PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock – As of March 31, 2009, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $15 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0000075 shares of common stock for each share of Series A convertible preferred stock.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of the Company.  The Series L Preferred Stock is convertible into shares of common stock of the Company.  The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 140%, risk-free rate of 3.75% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock.  Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount the Company had assigned to the Series H Preferred Stock.  At March 31, 2009, the fair value of the Series L Preferred Stock derivative liability was $15,409,000.

For the three months ended March 31, 2009, the Company issued 2,093,099 shares of its Class A common stock in conversion of 6 shares of its Series L Preferred Stock.  At March 31, 2009, 1,492 shares of Series L Preferred Stock remained outstanding.  (See Note 9 for discussion of conversions subsequent to March 31, 2009.)

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $1,603,000 due to the value of the conversion feature of the Series M Preferred Stock, which was previously recorded as part of the Series L Preferred Stock derivative liability.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series M Preferred Stock, no value was prescribed to the Series M Preferred Stock.  At March 31, 2009, the fair value of the Series M Preferred Stock derivative liability was $1,549,000.

As of March 31, 2009, there were 150 shares of Series M Preferred Stock convertible preferred stock outstanding.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $957,000 due to the value of the conversion feature of the Series N Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series N Preferred Stock, no value was prescribed to the Series N Preferred Stock.  At March 31, 2009, the fair value of the Series N Preferred Stock derivative liability was $1,812,000.

As of March 31, 2009, there were 1,755 shares of Series N Preferred Stock convertible preferred stock outstanding.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $290,000 due to the value of the conversion feature of the Series O Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series O Preferred Stock, no value was prescribed to the Series O Preferred Stock. At March 31, 2009, the fair value of the Series O Preferred Stock derivative liability was $753,000.

As of March 31, 2009, there were 730 shares of Series O Preferred Stock convertible preferred stock outstanding.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $13,,000 due to the value of the conversion feature of the Series P Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series P Preferred Stock, no value was prescribed to the Series P Preferred Stock. At March 31, 2009, the fair value of the Series P Preferred Stock derivative liability was $16,621,000.

As of March 31, 2009, there were 1,651 shares of Series P Preferred Stock convertible preferred stock outstanding.  During the quarter ended March 31, 2009, the Company issued the following shares of Series P Preferred Stock:

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Issuance of Shares of Series P 9% Convertible Preferred Stock I n Payment of Notes

In connection with the G-Soft transaction described above, Southridge Partners (“Southridge”) and Southshore Capital Fund (“Southshore”) made a bridge loan to G-Soft in the amount of $400,000.  Upon the acquisition of G-Soft b y Fonix GS, Fonix Corporation agreed to repay the bridge loan through the issuance of shares of Series P Preferred Stock.

In an agreement dated March 31, 2009, the Company issued an aggregate of 42 shares of Series P Preferred Stock to Southridge and Southshore as repayment of the bridge loans described above.

The Series P Preferred Stock issued to Southridge and Southshore has the same terms as described above.

Under the Preferred Stock Purchase Agreement and the Series P Terms, Southridge and Southshore may convert shares of Series P Preferred Stock into shares of the Company’s common stock.  The Company’s issuances of shares of common stock upon any conversion of the Series P Preferred Stock will be made without registration under the Securities Act of 1933 (the “1933 Act”) in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The Company’s sale and issuance of the Series P Preferred Stock to Southridge was made without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

The Series B Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series B Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the issuance of $1,336,207 due to the value of the conversion feature of the Series B Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series B Preferred Stock, no value was prescribed to the Series B Preferred Stock.  At March 31, 2009, the fair value of the Series B Preferred Stock derivative liability was $1,291,000.

As of March 31, 2009, there were 125 shares of Series B Preferred Stock convertible preferred stock outstanding.

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

This debenture was exchanged for shares of the Company’s Series P Preferred Stock.  See Note 2.

6.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Class A Common Stock – In December 2008, the Company implemented a 1-for-5,000 share reverse stock split.  The share numbers in these notes have been adjusted to reflect the reverse stock split.  During the three months ended March 31, 2009, 2,093,099 shares of Class A common stock were issued in conversion of 6 shares of Series L Preferred Stock, 1,080,057 shares were issued in conversion of the outstanding balance on the related party note and 196,652 shares were issued in conversion of accrued interest on the related party note.

Stock Options – As of March 31, 2009, the Company had a total of 40 options to purchase Class A common stock outstanding.  During the three months ended March 31, 2009 no options were granted.

Warrants – As of March 31, 2009, the Company had warrants to purchase a total of 3 shares of Class A common stock outstanding that expire through 2010.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.  LITIGATION, COMMITMENTS AND CONTINGENCIES

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

Perpetual Storage, Inc. vs. Fonix Corporation, Third District Court, Salt Lake County (Civil No. 080907080).  Perpetual Storage, Inc. (“PSI”), brought suit, claiming breach of contract and unjust enrichment, and seeking damages of approximately $12,300 plus attorneys’ fees and costs.  The Company filed its answer in July 2008.  In December 2008, PSI moved for summary judgment, which the Company opposed.  The Court denied the motion at a hearing in April 2009.  As of the date of this report, the case was in the discovery phase.

8.  FAIR VALUE

SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 describes three levels of inputs that the Company uses to measure fair value:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•
Level 2: Level 1 inputs for assets or liabilities that are not actively traded. Also consists of an observable market price for a similar asset or liability. This includes the use of “matrix pricing” used to value debt securities absent the exclusive use of quoted prices.

•
Level 3: Consists of unobservable inputs that are used to measure fair value when observable market inputs are not available. This could include the use of internally developed models, financial forecasting, etc.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability between market participants at the balance sheet date. When possible, the Company looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to observable market data for similar assets and liabilities. However, when certain assets and liabilities are not traded in observable markets the Company must use other valuation methods to develop a fair value.

The following table presents financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at Reporting Date Using
Description	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant/Unobservable Inputs (Level 3)
Certificates of deposit	$225,000	$225,000	—	—
Goodwill	$658,000	—	—	$658,000

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.  SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company has issued 2,350,007 shares of its Class A common stock in conversion of 6 shares of Series L Preferred Stock.

Subsequent to March 31, 2009, the Company has issued 447,678 shares of its Class A common stock in payment of interest on the Series L Preferred Stock.

Subsequent to March 31, 2009, the Company has issued 550,000 shares of its Class A common stock in payment of principal and interest on related party notes payable.

Subsequent to March 31, 2009, the Company has issued 481,202 shares of its Class A common stock for services performed.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q contains, in addition to historical information, forward-looking statements that involve substantial risks and uncertainties.  All forward-looking statements contained herein are deemed by Fonix to be covered by and to qualify for the safe harbor protection provided by Section 21E of the Private Securities Litigation Reform Act of 1995.  When used in this report, words such as “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.  Statements relating to the future performance, business strategies and implementation, availability of outside financing, financial performance, market acceptance of our products, and similar statements may also include forward looking statements.  Actual results could differ materially from the results anticipated by Fonix and discussed in the forward-looking statements.    Factors that could cause or contribute to such differences are discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The Company disclaims any obligation or intention to update any forward-looking statements.

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

For the three months ended March 31, 2009 and 2008, the company generated revenues of $141,000 and $286,000, respectively, and incurred net losses of $781,000 and $1,046,000, respectively.  As of March 31, 2009, we had an accumulated deficit of $287,895,000; negative working capital of $46,549,000; derivative liabilities of $38,310,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock,  Series P Preferred Stock and Series B Preferred Stock of our subsidiary; accounts payable of $2,204,000; notes payable to related parties of $918,000; accrued payroll and other compensation of $501,000 and deferred revenues of $445,000.  We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2009, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

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

Fonix GS was formed on June 27, 2008, to facilitate the acquisition of Shanghai Gaozhi Software Systems Limited (“GaozhiSoft”).  GaozhiSoft is a leading Chinese software developer and solutions provider in 2G (second-generation) and 3G (third-generation) telecommunication operation support systems in China and throughout the Asian Pacific region.  Gaozhisoft is a qualified competitor for telecommunication operation supports systems.

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

Revenue recognition – We recognize revenue when pervasive evidence of an arrangement exists, services have been rendered or products have been delivered, the price to the buyer is fixed and determinable and collectability is reasonable assured.  Revenues are recognized by us based on the various types of transactions generating the revenue.  For software sales, we recognize revenues in accordance with the provisions of Statement of Position No. 97-2, “Software Revenue Recognition” and related interpretations.  We generate revenues from licensing the rights to its software products to end users and from royalties.

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

Deferred revenue as of March 31, 2009, and December 31, 2008, consisted of the following:

Description	Criteria for Recognition	March 31, 2009	December 31, 2008
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$445,000	$445,000

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

Recently Enacted Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 was effective beginning in the first quarter of fiscal 2009. The adoption of this accounting pronouncement had no effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (SFAS 141R), Business Combinations and SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141R changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS 160 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 were effective for us beginning in the first quarter of fiscal 2009. The adoption of SFAS 141R and SFAS 160 had no effect on the Company’s consolidated financial position or results of operations.

In April 2009, the Financial Accounting Standards Board (FASB) issued three FASB Staff Positions, or FSPs, to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued a third FSP to require disclosures of fair values of certain financial instruments in interim financial statements.

FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance to highlight and expand on the factors that should be considered in estimating fair value when there has been a significant decrease in market activity for a financial asset. This FSP also requires new disclosures relating to fair value measurement inputs and valuation techniques (including changes in inputs and valuation techniques).

FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” will change (1) the trigger for determining whether an other-than-temporary impairment exists and (2) the amount of an impairment charge to be recorded in earnings. To determine whether an other-than-temporary impairment exists, an entity will be required to assess the likelihood of selling a security prior to recovering its cost basis. This is a change from the current requirement for an entity to assess whether it has the intent and ability to hold a security to recovery or maturity. This FSP also expands and increases the frequency of existing disclosure about other-than-temporary impairments and requires new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.

FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” increases the frequency of fair value disclosures from annual to quarterly to provide financial statement users with more timely information about the effects of current market conditions on their financial instruments.

The Company is currently evaluating the provisions of these three FSPs which require adoption effective for the quarter ending June 30, 2009. The Company believes that the future requirements of these three FSPs will not have a material impact on its consolidated financial position or results of operations.

Results of Operations

Three months ended March 31, 2009, compared with three months ended March 31, 2008

During the three months ended March 31, 2009, we recorded revenues of $141,000, a decrease of $145,000 from $286,000 for the same period in 2008. The decrease was primarily due to decreased support revenue of $46,000, royalty revenues of $25,000, and decreased application revenue of $25,000.

Selling, general and administrative expenses were $349,000 for the three months ended March 31, 2009, a decrease of $153,000 from $502,000 for the same period in 2008. The decrease is primarily due to decreased occupancy related expenses of $129,000, decreased other expenses of $41,000 and decreased travel expenses of $51,000, partially offset by increased wage related expenses of $55,000, and increased legal and accounting fees of $13,000.

We incurred research and product development expenses of $243,000 for the three months ended March 31, 2009, an increase of $25,000 from $218,000 for the same period in 2008. The increase was primarily due to an overall increase of wage related expenses of $74,000 offset by decreases in occupancy expenses of $32,000, decreased other operating expenses of $13,000, decreased travel expenses of $4,000.

Net interest and other expense was $311,000 for the three months ended March 31, 2009, a decrease of $276,000 from net other expense of $587,000 for the same period in 2008.  The overall decrease was due to a decrease in interest expense of $481,000 offset by an increase in the loss recognized on the derivative liability of $270,000.

Liquidity and Capital Resources

We must raise additional funds to be able to satisfy our cash requirements during the next 12 months.  It is anticipated that we will need to raise approximately $2.5 to $3 million over the next 12 months to meet obligations and continue our product development, corporate operations and marketing expenses.  Because we presently have only limited revenue from operations, we intend to continue to rely primarily on financing through the sale of our equity and debt securities to satisfy future capital requirements until such time as we are able to enter into additional third-party licensing, collaboration, or co-marketing arrangements such that we will be able to finance ongoing operations from license, royalty, and sales revenue.  We are working with game developers and other potential licensors of our speech product offerings to develop additional revenue streams for our speech technologies.  There can be no assurance that we will be able to enter into such agreements.  Furthermore, the issuance of equity or debt securities which are or may become convertible into equity securities of Fonix in connection with such financing could result in substantial additional dilution to the stockholders of Fonix.

Our cash resources are limited to collections from customers, proceeds from the issuance of preferred stock, and loan proceeds, and are not sufficient to cover current operating expenses and payments of current liabilities.  At March 31, 2009, negative working capital of $46,549,000; derivative liabilities of $38,310,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock,  Series P Preferred Stock and Series B Preferred Stock of our subsidiary; accrued liabilities of $7,316,000; accounts payable of $2,204,000;  notes payable to related parties of $918,000; accrued payroll and other compensation of $501,000 and deferred revenues of $445,000.

We had $141,000 in revenue and a loss of $781,000 for the three months ended March 31, 2009.  Net cash used in operating activities of $51,000 for the three months ended March 31, 2009, resulted principally from the net loss incurred of $781,000, increased accrued liabilities of $290,000,  non-cash loss recognized on the derivative liability of $284,000, increased accounts payable of $84,000, and depreciation expense of $2,000.  Net cash used obtained investing activities of $796,000, for the three months ended March 31, 2009, consisted of the cash acquired in the acquisition of $796,000.  Net cash provided by financing activities of $58,000 from the proceeds from the related party note of $58,000.

We had negative working capital of $46,549,000 at March 31, 2009, compared to negative working capital of $44,471,000 at December 31, 2008.  Current assets increased by $3,420,000 to $3,422,000 from $2,000 from December 31, 2008, to March 31, 2009.  Current liabilities increased by $5,498,000 to $49,971,000 from $44,473,000 during the same period.  The change in working capital from December 31, 2008, to March 31, 2009, reflects, in part, increased accrued liabilities of $806,000, increased accounts payable of $403,000, increased derivative liability of $3,728,000, increased accrued payroll and other compensation of $290,000, increased tax payable of $33,000, and increased notes payable to related parties of $1,000. Total assets were $4,157,000 at March 31, 2009, compared to $40,000 at December 31, 2008.

Notes Payable - Related Parties

During 2002, two executive officers of the Company (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to the Company under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in Company operations.  The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, was originally due and payable on June 10, 2003.  The Company and the Lenders have agreed to postpone the maturity date on several occasions.  The note was due September 30, 2006.  As of March 31, 2009, the Company had not made payment against the outstanding balance due on the note.  All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company at any time.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note.  The balance due at December 31, 2005 was $486,000.  During the year ended December 31, 2006, the Company received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the year ended December 31, 2007, the Company received additional advances of $102,000.  During the three months ended March 31, 2009, the Company received additional advances of $59,000.  The balance due at March 31, 2009, was $918,000.

The balance due of $918,000 is secured by the Company’s intellectual property rights and common stock of Fonix Speech.  For the three months ended March 31, 2009, one of the Lenders, not a current executive, office r or director  converted $57,000 of the principal balance into 1,080,057 shares common stock, and also converted $15,000 of accrued interest into 196,652 shares of common stock for the benefit of one of the Lenders, Thomas A. Murdock, a former officer and director of the Company.

Notes Payable

In connection with the acquisition of the capital stock of LTEL Holdings in 2004, the Company issued a 5%, $10,000,000, secured, six-year note (the “Note”) payable to McCormack Avenue, Ltd. (“McCormack”).  Under the terms of the Note, quarterly interest-only payments were required through January 15, 2005, with quarterly principal and interest payments of $319,000 beginning April 2005 and continuing through January 2010.  Interest on the Note was payable in cash or, at the Company’s option, in shares of the Company’s Class A common stock.  The Note was secured by the capital stock and all of the assets of LTEL Holdings and its subsidiaries.  The Note was originally valued at $4,624,000 based on an imputed interest rate of 25 percent per annum.

On September 8, 2006, the Company received a default notice (the “Default Notice”) from McCormack in respect of the Note.   In the Default Notice, McCormack stated that it intended to exercise its rights, including any and all rights set forth in the Note, as amended.  McCormack has taken no action to collect amounts due under the Note.

During the fourth quarter of 2006, the Company entered into two promissory notes (the “Additional Notes”) with McCormack Avenue, Ltd., in the aggregate amount of $330,000. These Additional Notes accrue interest at 10% annually and were due and payable during the second quarter of 2007.  The Additional Notes were exchanged for shares of the Company’s Series P Preferred Stock.  See below.

During the quarter ended March 31, 2007, the Company entered into five promissory notes with McCormack Avenue, Ltd. and Sovereign Partners LP., in the aggregate amount of $450,000.  These notes accrue interest at 10% annually and were due and payable during the third quarter of 2007.  These promissory notes were exchanged for shares of the Company’s Series P Preferred Stock.  See below.

On September 30, 2008, the Company entered into a Series P 9% Convertible Preferred Stock Exchange Agreement (the “Exchange Agreement”) with McCormack and Sovereign Partners, LP (“Sovereign”), whereby McCormack exchanged the Note, along with the Additional Notes and the Series E debenture (discussed in Note 5), and Sovereign exchanged two promissory notes, for shares of the Company’s Series P 9% Convertible Preferred Stock (the Series P Preferred Stock”).  A table listing the obligations exchanged and the number of shares of Series P Preferred Stock issued was included in the Company’s Annual Report for the year ended December 31, 2008.

Series A Convertible Preferred Stock

As of March 31, 2009, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $15 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0000075 shares of common stock for each share of Series A convertible preferred stock.

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

The Company accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of the Company.  The Series L Preferred Stock is convertible into shares of common stock of the Company.  The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 140%, risk-free rate of 3.75% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock.  Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount the Company had assigned to the Series H Preferred Stock.  At March 31, 2009, the fair value of the Series L Preferred Stock derivative liability was $15,409,000.

For the three months ended March 31, 2009, the Company issued 2,555,160 shares of its Class A common stock in conversion of 6 shares of its Series L Preferred Stock.  At March 31, 2009, 1,492 shares of Series L Preferred Stock remained outstanding.  (See Note 9 for discussion of conversions subsequent to March 31, 2009.)

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $1,603,000 due to the value of the conversion feature of the Series M Preferred Stock, which was previously recorded as part of the Series L Preferred Stock derivative liability.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series M Preferred Stock, no value was prescribed to the Series M Preferred Stock.  At March 31, 2009, the fair value of the Series M Preferred Stock derivative liability was $1,549,000.

As of March 31, 2009, there were 150 shares of Series M Preferred Stock convertible preferred stock outstanding.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $957,000 due to the value of the conversion feature of the Series N Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series N Preferred Stock, no value was prescribed to the Series N Preferred Stock.  At March 31, 2009, the fair value of the Series N Preferred Stock derivative liability was $1,812,000.

As of March 31, 2009, there were 1,755 shares of Series N Preferred Stock convertible preferred stock outstanding.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $290,000 due to the value of the conversion feature of the Series O Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series O Preferred Stock, no value was prescribed to the Series O Preferred Stock. At March 31, 2009, the fair value of the Series O Preferred Stock derivative liability was $753,000.

As of March 31, 2009, there were 730 shares of Series O Preferred Stock convertible preferred stock outstanding.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $13,,000 due to the value of the conversion feature of the Series P Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series P Preferred Stock, no value was prescribed to the Series P Preferred Stock. At March 31, 2009, the fair value of the Series P Preferred Stock derivative liability was $16,621,000.

As of March 31, 2009, there were 1,651 shares of Series P Preferred Stock convertible preferred stock outstanding.
During the quarter ended March 31, 2009, the Company issued the following shares of Series P Preferred Stock:

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

Issuance of Shares of Series P 9% Convertible Preferred Stock I n Payment of Notes

In connection with the G-Soft transaction described above, Southridge Partners (“Southridge”) and Southshore Capital Fund (“Southshore”) made a bridge loan to G-Soft in the amount of $400,000.  Upon the acquisition of G-Soft b y Fonix GS, Fonix Corporation agreed to repay the bridge loan through the issuance of shares of Series P Preferred Stock.

In an agreement dated March 31, 2009, the Company issued an aggregate of 42 shares of Series P Preferred Stock to Southridge and Southshore as repayment of the bridge loans described above.

The Series P Preferred Stock issued to Southridge and Southshore has the same terms as described above.

Under the Preferred Stock Purchase Agreement and the Series P Terms, Southridge and Southshore may convert shares of Series P Preferred Stock into shares of the Company’s common stock.  The Company’s issuances of shares of common stock upon any conversion of the Series P Preferred Stock will be made without registration under the Securities Act of 1933 (the “1933 Act”) in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.  The Company’s sale and issuance of the Series P Preferred Stock to Southridge was made without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

The Series B Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series B Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the issuance of $1,336,207 due to the value of the conversion feature of the Series B Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series B Preferred Stock, no value was prescribed to the Series B Preferred Stock.  At March 31, 2009, the fair value of the Series B Preferred Stock derivative liability was $1,291,000.

As of March 31, 2009, there were 125 shares of Series B Preferred Stock convertible preferred stock outstanding.

Stock Options and Warrants

During the three months ended March 31, 2009, we did not grant any stock options.  As of March 31, 2009, we had a total of 40 options to purchase Class A common stock outstanding.

As of March 31, 2009, we had warrants to purchase a total of 3 shares of Class A common stock outstanding that expire through 2010.

Other
We presently have no plans to purchase new research and development.

Corporate Outlook

Company management intends to will focus on the following strategies:
(i)	provide competitive and value-added speech interface solutions for customers and partners through Fonix Speech Inc. and;
(ii)	expand organic revenue growth through GS in China, and;
utilize the GS platform for additional China-based acquisitions.

As we proceed to implement our strategy and to reach our objectives, we anticipate further development of complementary technologies, added product and applications development expertise, access to market channels and additional opportunities for strategic alliances in other industry segments.  The strategy adopted by us has significant risks, and shareholders and others interested in Fonix and our Class A common stock should carefully consider the risks set forth below and under the heading “Certain Significant Risk Factors” in Item 1, Part I, of our annual report on Form 10-K for the year ended December 31, 2008.

As noted above, as of  March 31, 2009, we had an accumulated deficit of $287,895,000; negative working capital of $46,549,000; derivative liabilities of $38,310,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock , Series P Preferred Stock and Series B Preferred Stock of our subsidiary; accrued liabilities of $7,316,000; accounts payable of $2,204,000; taxes payable of $33,000; notes payable to related parties of $918,000; accrued payroll and other compensation of $501,000 and deferred revenues of $445,000.  Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing speech license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through debt instruments.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  As we have noted in our previous annual reports and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

Information Concerning Forward-Looking Statements

Certain of the statements contained in this report (other than the historical financial data and other statements of historical fact) are forward-looking statements.  These statements include, but are not limited to our expectations with respect to the development of a diversified revenue base; delivery of our iSpeak application for the Apple iPhone; the market volume of educational electronic dictionary devices; our ability to capitalize in markets including toys, appliances, and other devices; the market demand for videogames; our growth strategies and the implementation of our Core Technologies and potential results; our China business growth  opportunities through existing customers and potential acquisitions; our payment of dividends on our common stock; our ability to meet customer demand for speech technologies and solutions; development of complementary technologies, products, marketing, and strategic alliance opportunities; profitability of language learning tools; the status of  traditional operator systems; our ability to continue operations in the event we do not receive approval to amend our articles of incorporation; the comparability of our speech-enabled Speech Products to other products; our intentions with respect to strategic collaborations and marketing arrangements; our intentions with respect to use of licenses; our plans with respect to development and acquisition of speech solutions; our goals with respect to supplying speech solutions for OEMs; our expectations with respect to continued financial losses; and our intentions with respect to financing our operations in the future.  Additional forward-looking statements may be found in the “Certain Significant Risk Factors” Section of our 10-K for the year ended December 31, 2008, together with accompanying explanations of the potential risks associated with such statements.

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

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposure

Our functional currency is the U.S. Dollar (USD).  The functional currency of our operating subsidiaries in the PRC is RMB.  However, the accompanying financial statements have been expressed in USD, which is our functional currency.  The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date.

Fluctuations in exchange rates may affect our financial results reported in USD terms without giving effect to any underlying change in our business or results of operations.

Item 4T.          Controls and Procedures

Management's Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer who is also our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly  report, has concluded that our disclosure controls and procedures were effective based on his evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Perpetual Storage, Inc. vs. Fonix Corporation, Third District Court, Salt Lake County (Civil No. 080907080).  Perpetual Storage, Inc. (“PSI”), brought suit, claiming breach of contract and unjust enrichment, and seeking damages of approximately $12,300 plus attorneys’ fees and costs.  The Company filed its answer in July 2008.  In December 2008, PSI moved for summary judgment, which the Company opposed.  The Court denied the motion at a hearing in April 2009.  As of the date of this report, the case was in the discovery phase.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2009, we issued 2,093,099 shares of our common stock in connection with conversions of 6 shares of our Series L Preferred Stock for which we received no proceeds.    The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

We received no proceeds from the issuance of shares upon conversion of our series of preferred stock.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits

a.	Exhibits: The following Exhibits are filed with this Form 10-Q pursuant to Item 601(a) of Regulation S-K:

Exhibit No.	Description of Exhibit

3	Amendment to Certificate of Incorporation (previously filed as an exhibit to a Current Report filed on December 24, 2008, and incorporated herein by reference).
4
Certificate of Designation of Rights and Preferences for Series P 9% Convertible Preferred Stock (previously filed as an exhibit to a Quarterly Report filed on November 19, 2008, and incorporated herein by reference).

10.1	Exchange Agreement, dated as of September 30, 2008 (previously filed as an exhibit to a Quarterly Report filed on November 19, 2008, and incorporated herein by reference).
10.2	Form of First Amendment to the Exchange Agreement, dated as of December 12, 2008 (previously filed as an exhibit to a Current Report filed on December 19, 2008, and incorporated herein by reference).
10.3	Escrow Agreement dated of December 12, 2008 (previously filed as an exhibit to a Current Report filed on December 19, 2008, and incorporated herein by reference).
10.4	Side Letter Agreement dated as of February 18, 2009 (previously filed as an exhibit to a Current Report filed on March 27, 2009, and incorporated herein by reference).
31	Certification of President and Chief Financial Officer
32	Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fonix Corporation

Date: June 10, 2009,	/s/ Roger D. Dudley
Roger D. Dudley, Chief Executive Officer, President,
Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer)