Form 10-Q
period 2009-06-30
FONIX CORP
filed 2009-08-14
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

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

As of August 12, 2009, there were issued and outstanding 29,358,054 shares of our Class A common stock.

FONIX CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets – As of June 30, 2009, and December 31, 2008	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the
	Three and Six Months Ended June 30, 2009 and 2008	4

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2009 and 2008	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	39

Item 6.	Exhibits	40

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS

Current assets
Cash and cash equivalents	$328,000	$2,000
Accounts receivable, net of allowance of doubtful accounts of $4,000 and $0, respectively	2,935,000	-
Inventory	1,000	-

Total current assets	3,264,000	2,000

Property and equipment, net of accumulated depreciation of $1,310,000 and $1,303,000, respectively	60,000	26,000

Goodwill	658,000	-

Deposits and other assets	12,000	12,000

Total assets	$3,994,000	$40,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$8,458,000	$6,510,000
Accounts payable	2,315,000	1,801,000
Tax payable	27,000	-
Derivative liability	37,404,000	34,582,000
Accrued payroll and other compensation	731,000	211,000
Deferred revenues	445,000	445,000
Notes payable - related parties	843,000	917,000
Deferred tax liabilities, net	250,000	-
Deposits and other	7,000	7,000

Total current liabilities	50,480,000	44,473,000

Long-term notes payable, net of current portion	-	-

Total liabilities	50,480,000	44,473,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Series L, convertible; 1,484 shares and 1,498 shares outstanding , respectively	-	-
Common stock, $0.0001 par value; 20,000,000,000 shares authorized;
Class A voting, 13,838,561 shares and 3,447,501 shares outstanding, respectively	1,000	1,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	241,273,000	240,949,000
Outstanding warrants to purchase Class A common stock	474,000	474,000
Cumulative foreign currency translation adjustment	(90,000)	10,000
Accumulated deficit	(288,644,000)	(286,367,000)

Total stockholders' deficit	(46,486,000)	(44,433,000)

Total liabilities and stockholders' deficit	$3,994,000	$40,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues
Operating revenues	$750,000	$560,000	$891,000	$846,000

Total Revenue	750,000	560,000	891,000	846,000

Cost of revenues
Cost of goods sold	229,000	25,000	248,000	50,000
Main operating taxes and surcharges	9,000	-	9,000	-

Total cost of revenues	238,000	25,000	257,000	50,000

Gross profit	512,000	535,000	634,000	796,000

Operating expenses:
Selling, general and administrative	792,000	588,000	1,100,000	1,087,000
Product development and research	216,000	477,000	461,000	693,000

Total operating expenses	1,008,000	1,065,000	1,561,000	1,780,000

Other income (expense):
Interest income	40,000	-	40,000	-
Interest expense	(21,000)	(529,000)	(48,000)	(1,037,000)
Gain (loss) on derivative liability	875,000	(234,000)	591,000	(313,000)

Other income (expense), net	894,000	(763,000)	583,000	(1,350,000)

Income (loss) from continuing operations	398,000	(1,293,000)	(344,000)	(2,334,000)

Provision for foreign income taxes	(31,000)	-	(31,000)	-

Income (loss) attributable to common stockholders	$367,000	$(1,293,000)	$(375,000)	$(2,334,000)

Basic and diluted loss per common share from continuing operations	$0.03	$(1.00)	$(0.05)	$(2.07)

Preferred stock dividends	(1,123,000)	(447,000)	(1,872,000)	(1,025,000)

Comprehensive loss	$(756,000)	$(1,740,000)	$(2,247,000)	$(3,359,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

Six Months Ended June 30,	2009	2008
Cash flows from operating activities
Net loss	$ (375,000)	$ (2,334,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain (loss) on derivative liability	(591,000)	313,000
Accretion of discount on notes payable	-	640,000
Deferred income taxes	13,000	-
Issuance of shares for employee grants	-	522,000
Depreciation	7,000	5,000
Foreign exchange gain	(100,000)	-
Changes in assets and liabilities
Accounts receivable	(320,000)	-
Prepaid expenses and other current assets	-	61,000
Inventory	1,000	-
Other assets	-	96,000
Accounts payable	204,000	230,000
Tax payable	(6,000)	-
Accrued payroll and other compensation	520,000	-
Other accrued liabilities	84,000	371,000

Net cash used in operating activities	(563,000)	(96,000)

Cash flows from investing activities
Purchase of property and equipment	-	(20,000)
Net cash acquired in acquistion	796,000	-

Net cash provided by (used in) investing activities	796,000	(20,000)

Cash flows from financing activities
Proceeds from related party note payable	50,000	59,000
Proceeds from issuance of Series O Preferred Stock	-	431,000
Proceeds from issuance of Series P Preferred Stock	43,000	-
Payments on accrued settlement obligation	-	(327,000)

Net cash provided by financing activities	93,000	163,000

Net increase in cash and cash equivalents	326,000	47,000

Cash and cash equivalents at beginning of period	2,000	26,000

Cash and cash equivalents at end of period	$ 328,000	$ 73,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Six Months Ended June 30, 2009:

Issued 351 shares of Series P Preferred stock for the acquisition of G-Soft Limited.

Issued 231,202 shares of Class A common stock for unpaid legal fees.

Issued 450,000 shares of Class A common stock for consulting services.

Issued 416,667 shares of Class A common stock upon conversion of 1 share of Series P Convertible Preferred Stock.

Issued 5,159,779 shares of Class A common stock upon conversion of 14 shares of Series L Convertible Preferred Stock.

Issued 2,613,696 shares of Class A common stock upon conversion of $143,000 in notes payable.

Accrued $675,000 of dividends on Series L Preferred Stock.

Accrued $68,000 of dividends on Series M Preferred Stock.

Accrued $79,000 of dividends on Series N Preferred Stock.

Accrued $33,000 of dividends on Series O Preferred Stock.

Accrued $976,000 of dividends on Series P Preferred Stock.

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

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

For the Six Months Ended June 30, 2008:

Issued 400,850 shares of Class A common stock upon conversion of 21 shares of Series L Convertible Preferred Stock.

Issued 522,013 shares of Class A common stock for employee stock grants.

Issued 124,941 shares of Class A common stock for unpaid legal fees.

Issued 120,000 shares of Class A common stock for consulting services.

Issued 112,693 shares of Class A common stock upon conversion of $58,000 in accrued interest.

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

Operating results for the six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Nature of Operations – Fonix Corporation (the “Company,” or “Fonix,”) was incorporated in Delaware in 1985, and, pursuant to a merger transaction in 1994, the Company’s name was changed to Fonix Corporation. The Company’s operations are managed through two wholly owned subsidiaries, Fonix Speech, Inc. (“Fonix Speech”) and Fonix GS Acquisition Co., Inc. (“Fonix GS”).

Fonix Speech

Fonix Speech provides value-added speech-enabling technologies, speech interface development tools, and speech solutions and applications, including automated speech recognition (“ASR”) and text-to-speech (“TTS,” together with ASR, the “Core Technologies”) that empower consumers to interact conversationally with information systems and devices.  Fonix Speech offers our speech-enabling technologies to markets for personal software for consumer applications including video games, e.Dictionaries and mobile navigation devices with GPS, wireless and mobile devices, computer telephony, and server solutions. Fonix Speech’s Products enhance user productivity, ease of use and efficiency in a broad range of market segments, including mobile and wireless devices; videogame consoles; electronic devices for the assistive and language learning markets, robots, appliances; automotive telematics, computer telephony and server applications.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fonix GS

Fonix GS was formed on June 27, 2008, to facilitate the acquisition of Shanghai Gaozhi Software Systems Limited (“GaozhiSoft”).  The acquisition was completed in early 2009.  GaozhiSoft is a Chinese software developer and solutions provider in 2G (second-generation) and 3G (third-generation) telecommunication operation support systems in China and throughout the Asian-Pacific region. Gaozhisoft is a qualified competitor for telecommunication operation supports systems.  GaozhiSoft’s products are designed to increase data transferring speed, reduce telecommunications data loss, and provide network management, billing accuracy and improved implementation techniques to telecom carriers.

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

Business Condition - For the three months ended June 30, 2009 and 2008, the Company generated revenues of $750,000 and $560,000, respectively, and incurred net income of $367,000 and a net loss of $1,293,000, respectively.  For the six months ended June 30, 2009 and 2008, the Company generated revenues of $891,000 and $846,000, respectively, incurred net losses attributable to common stockholders of $375,000 and $2,334,000, respectively, and had negative cash flows from operating activities of $563,000 and $82,000, respectively.  As of June 30, 2009, the Company had an accumulated deficit of $288,644,000; negative working capital of $47,216,000; derivative liabilities of $37,404,000 related to the issuance of Series P Preferred Stock, Series L Preferred Stock, Series M Preferred stock, Series N Preferred Stock, Series O Preferred Stock, Series E Convertible Debentures and Series B Preferred Stock of its subsidiary; accrued liabilities of $8,435,000; accounts payable of $2,315,000; tax payable of $27,000; deferred tax liabilities of $250,000; related party notes payable of $843,000; and deferred revenues of $445,000.  The Company expects to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2009, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

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

Net Income/Loss Per Common Share – Basic and diluted net income/loss per common share are calculated by dividing net income/loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  As of June 30, 2009 and 2008, there were outstanding common stock equivalents to purchase or receive 1,397,544,787 and 30,758,759 shares of common stock, respectively.  All common stock equivalents at June 30, 2009 and 2008, were excluded in the computation of diluted net income/loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table is a reconciliation of the net income/loss numerator of basic and diluted net loss per common share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,
	2009		2008
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Income (Loss) attributable to common stockholders	$367,000	$0.03	$(1,293,000)	$(1.00)
Weighted-average common shares outstanding	10,905,081		1,290,969

	Six Months Ended June 30,
	2009		2008
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Loss attributable to common stockholders	$(375,000)	$(0.05)	$(2,334,000)	$(2.07)
Weighted-average common shares outstanding	7,912,148		1,130,068

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Deferred revenue as of June 30, 2009, and December 31, 2008, consisted of the following:

Description	Criteria for Recognition	June 30, 2009	December 31, 2008
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$445,000	$445,000

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

Goodwill - In accordance with the provisions of Statements of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company tests its recorded goodwill for impairment on an annual basis during the fourth quarter, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

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

During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note.  The balance due at December 31, 2005 was $486,000.  During the year ended December 31, 2006, the Company received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the year ended December 31, 2007, the Company received additional advances of $102,000.  During the six months ended June 30, 2009, the Company received additional advances of $49,500.  The balance due at June 30, 2009, was $843,000.

The balance due of $843,000 is secured by the Company’s intellectual property rights and common stock of Fonix Speech.  For the six months ended June 30, 2009, the Lenders converted $124,000 of the principal balance into 2,613,696 shares common stock, and also converted $19,000 of accrued interest into 313,014 shares of common stock for the benefit of one of the Lenders, Thomas A. Murdock, a former officer and director of the Company.

4.  PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock – As of June 30, 2009, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $15 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0000075 shares of common stock for each share of Series A convertible preferred stock.

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

The Company accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of the Company.  The Series L Preferred Stock is convertible into shares of common stock of the Company.  The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 140%, risk-free rate of 3.75% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock.  Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount the Company had assigned to the Series H Preferred Stock.  At June 30, 2009, the fair value of the Series L Preferred Stock derivative liability was $15,161,000.

For the six months ended June 30, 2009, the Company issued 5,159,779 shares of its Class A common stock in conversion of 14 shares of its Series L Preferred Stock.  At June 30, 2009, 1,484 shares of Series L Preferred Stock remained outstanding.  (See Note 10 for discussion of conversions subsequent to June 30, 2009.)

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $1,603,000 due to the value of the conversion feature of the Series M Preferred Stock, which was previously recorded as part of the Series L Preferred Stock derivative liability.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series M Preferred Stock, no value was prescribed to the Series M Preferred Stock.  At June 30, 2009, the fair value of the Series M Preferred Stock derivative liability was $1,533,000.

As of June 30, 2009, there were 150 shares of Series M Preferred Stock convertible preferred stock outstanding.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $957,000 due to the value of the conversion feature of the Series N Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series N Preferred Stock, no value was prescribed to the Series N Preferred Stock.  At June 30, 2009, the fair value of the Series N Preferred Stock derivative liability was $1,792,000.

As of June 30, 2009, there were 1,755 shares of Series N Preferred Stock convertible preferred stock outstanding.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $290,000 due to the value of the conversion feature of the Series O Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series O Preferred Stock, no value was prescribed to the Series O Preferred Stock. At June 30, 2009, the fair value of the Series O Preferred Stock derivative liability was $745,000.

As of June 30, 2009, there were 730 shares of Series O Preferred Stock convertible preferred stock outstanding.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $13,000 due to the value of the conversion feature of the Series P Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series P Preferred Stock, no value was prescribed to the Series P Preferred Stock. At June 30, 2009, the fair value of the Series P Preferred Stock derivative liability was $16,898,000.

For the six months ended June 30, 2009, the Company issued 416,667 shares of its Class A common stock in conversion of 1 share of its Series P Preferred Stock.  At June 30, 2009, 1,655 shares of Series P Preferred Stock remained outstanding.   On May 1, 2009 the Company issued 5 shares of Series P Preferred Stock for proceeds of $42,500.  (See Note 10 for discussion of conversions subsequent to June 30, 2009.) Also, during the year ending June 30, 2009, the Company issued the following shares of Series P Preferred Stock for the purchase of G-Soft Limited, a Hong Kong corporation:

Issuance of Series P 9% Convertible Preferred Stock in G-Soft Transaction

On March 27, 2009, the Company issued an aggregate of one hundred and twenty shares of the Company’s Series P Preferred Stock to G-Soft, which is the ultimate parent of GaozhiSoft, and the shareholders of G-Soft (collectively, the “Sellers”).  The Shares of Series P Preferred Stock were issued pursuant to an exchange agreement (the “Exchange Agreement”), with Southridge LLC, a Connecticut limited liability company (“Southridge”), and the Sellers.  Additionally, subject to the terms of the amended agreement with the Sellers, the Sellers are entitled to annual earn-out payments equal to fifty percent (50%) of the prior year’s net income of GaozhiSoft, to be paid in the form of Series P Preferred Stock (the “Earn-Out Payments”).  The aggregate of the Earn-Out Payments is limited to three hundred and eighty shares of Series P Preferred, which were issued into an escrow account.

Under the G-Soft Agreement and the Series P Terms, the holders of the Series P Preferred Stock may convert shares of Series P Preferred Stock into shares of the Company’s common stock.

Issuance of Shares of Series P 9% Convertible Preferred Stock to Acquire Remaining 20% of G-Soft

In connection with the G-Soft transaction described above, on March 27, 2009, the Company entered into a Series P Convertible Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”), with Southridge.  Pursuant to the Preferred Stock Purchase Agreement, the Company issued 189 shares of Series P Preferred Stock in exchange for the 20% of G-Soft shares which Southridge had purchased in the G-Soft Transaction described above.

The Series P Preferred Stock issued to Southridge has the same terms as described above.

Under the Preferred Stock Purchase Agreement and the Series P Terms, Southridge may convert shares of Series P Preferred Stock into shares of the Company’s common stock.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Issuance of Shares of Series P 9% Convertible Preferred Stock In Payment of Notes

In connection with the G-Soft transaction described above, Southridge and Southshore Capital Fund (“Southshore”) made a bridge loan to G-Soft in the amount of $400,000.  Upon the acquisition of G-Soft by Fonix GS, Fonix Corporation agreed to repay the bridge loan through the issuance of shares of Series P Preferred Stock.

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

Fonix Speech, Inc., Series B Convertible Preferred Stock – On April 4, 2007, the Company entered into a Securities Purchase Agreement by and among the Company, Fonix Speech, Inc. (“FSI”), and Sovereign Partners, LP.  FSI is a wholly owned subsidiary of the Company.

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

The Series B Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series B Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the issuance of $1,336,207 due to the value of the conversion feature of the Series B Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series B Preferred Stock, no value was prescribed to the Series B Preferred Stock.  At June 30, 2009, the fair value of the Series B Preferred Stock derivative liability was $1,276,000.

As of June 30, 2009, there were 125 shares of Series B Preferred Stock convertible preferred stock outstanding.

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

This debenture was exchanged for shares of the Company’s Series P Preferred Stock.  See Note 2.

6.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Class A Common Stock – In December 2008, the Company implemented a 1-for-5,000 share reverse stock split.  The share numbers in these notes have been adjusted to reflect the reverse stock split.  During the six months ended June 30, 2009, 5,159,779 shares of Class A common stock were issued in conversion of 14 shares of Series L Preferred Stock, 416,667 shares of Class A common stock were issued in conversion of 1 shares of Series P Preferred stock, 2,613,696 shares were issued in conversion of the outstanding balance on the related party note and 313,014 shares were issued in conversion of accrued interest on the related party note.

Stock Options – As of June 30, 2009, the Company had a total of 40 options to purchase Class A common stock outstanding.  During the six months ended June 30, 2009 no options were granted.

Warrants – As of June 30, 2009, the Company had warrants to purchase a total of 3 shares of Class A common stock outstanding that expire through 2010.

7.  LITIGATION, COMMITMENTS AND CONTINGENCIES

Hite Development Corporation v. Fonix Corporation, Third District Court, Salt Lake County (Civil No. 070900883).  In January 2007, Hite Development Corporation (“Hite”) brought a lawsuit against the Company claiming breach of contract and breach of the covenant of good faith and fair dealing, alleging that the Company failed to make certain payments under a settlement agreement with Hite dating from March 2005.  The complaint seeks approximately $33,000 plus interest.  The Company filed its answer in May 2007.   On May 8, 2008, Hite filed a motion for summary judgment, which the Court granted.  Judgment was entered against the Company on March 31, 2009.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The following table presents financial assets and liabilities measured on a nonrecurring basis:

Fair Value Measurements at Reporting Date Using
Description	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant/Unobservable Inputs (Level 3)
Goodwill	$ 658,000	—	—	$ 658,000

9.  PROFORMA INFORMATION

As further discussed in Note 4, on March 27, 2009, the Company issued Series P Convertible Preferred Stock for the purchase of G-Soft Limited, a Hong Kong corporation (“G-Soft”), which is the ultimate parent of Shanghai Gaozhi Software Systems Limited.

The following unaudited information is presented to reflect the operations of the Company as if the acquisition of G-Soft had been completed on January 1, 2008:

For the Six Months Ended June 30,	2009	2008
Total Revenues	$1,531,000	$1,633,000
Net Income (Loss) attributable to common stockholders	801,000	(2,112,000)

Basic and diluted loss per common share from continuing operations	$0.07	$1.87

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10.  SUBSEQUENT EVENTS

Subsequent to June 30, 2009, the Company has issued 4,810,053 shares of its Class A common stock in conversion of 7 shares of Series L Preferred Stock.

Subsequent to June 30, 2009, the Company has issued 1,346,647 shares of its Class A common stock in payment of interest on the Series L Preferred Stock.

Subsequent to June 30, 2009, the Company has issued 3,662,793 shares of its Class A common stock in conversion of 7 shares of Series P Preferred Stock.

Subsequent to June 30, 2009, the Company has issued 700,000 shares of its Class A common stock in payment of principal and interest on related party notes payable.

Subsequent to June 30, 2009, the Company has issued 5,000,000 shares of its Class A common stock for services performed.

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

For the three months ended June 30, 2009 and 2008, we generated revenues of $750,000 and $560,000, respectively, and incurred net income of $367,000 and a net loss of $1,293,000, respectively.  For the six months ended June 30, 2009 and 2008, we generated revenues of $891,000 and $846,000, respectively, incurred net losses attributable to common stockholders of $375,000 and $2,334,000, respectively, and had negative cash flows from operating activities of $563,000 and $82,000, respectively.  As of June 30, 2009, we had an accumulated deficit of $288,644,000; negative working capital of $47,216,000; derivative liabilities of $37,404,000 related to the issuance of Series P Preferred Stock, Series L Preferred Stock, Series M Preferred stock, Series N Preferred Stock, Series O Preferred Stock, Series E Convertible Debentures and Series B Preferred Stock of our subsidiary Fonix Speech; accrued liabilities of $8,435,000; accounts payable of $2,315,000; tax payable of $27,000; deferred tax liabilities of $250,000; related party notes payable of $843,000; and deferred revenues of $445,000.  We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2009, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

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

Fonix GS was formed on June 27, 2008, to facilitate the acquisition of Shanghai Gaozhi Software Systems Limited (“GaozhiSoft”), which was completed in early 2009.  GaozhiSoft is a leading Chinese software developer and solutions provider in 2G (second-generation) and 3G (third-generation) telecommunication operation support systems in China and throughout the Asian Pacific region.  Gaozhisoft is a qualified competitor for telecommunication operation supports systems.

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

Deferred revenue as of June 30, 2009, and December 31, 2008, consisted of the following:

Description	Criteria for Recognition	June 30, 2009	December 31, 2008
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$445,000	$445,000

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

The functional currency of our operating subsidiaries in the PRC is RMB.  Consequently, assets and liabilities of the PRC operations are translated into United States dollars using current exchange rates at the end of the period.  All revenue is invoiced in RMB and revenues and expenses are translated into United States dollars using weighted-average exchange rates for the period.

Comprehensive Income - Other comprehensive income presented in the accompanying consolidated financial statements consists of cumulative foreign currency translation adjustments.

Recently Adopted Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” SFAS 161 amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 was effective beginning in the first quarter of fiscal 2009. The adoption of this accounting pronouncement had no effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations”, and SFAS No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51.” SFAS 141R changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS 160 changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 were effective for us beginning in the first quarter of fiscal 2009. The adoption of SFAS 141R and SFAS 160 had no effect on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued three FASB Staff Positions, or FSPs, to address concerns about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions and (2) recording impairment charges on investments in debt securities. The FASB also issued a third FSP to require disclosures of fair values of certain financial instruments in interim financial statements.

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

The provisions of these three FSPs were effective for the Company beginning the second quarter of 2009. The adoption of these three FSPs did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS 165”), “Subsequent Events,” which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. SFAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August [xx], 2009.

Recent Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166 (“SFAS 166”), “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140,” which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company believes that the future requirements of SFAS 166 will not have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167 (“SFAS 167”), “Amendments to FASB Interpretation No. 46(R),” which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company believes that the future requirements of SFAS 167 will not have a material effect on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168 (“SFAS 168”), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162.” This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009. The Company believes that the future requirements of SFAS 168 will not have a material effect on its consolidated financial statements.

Results of Operations

Three months ended June 30, 2009, compared with three months ended June 30, 2008

During the three months ended June 30, 2009, we recorded revenues of $750,000, an increase of $190,000 from $560,000 for the same period in 2008. The increase was primarily due to increased revenues from the addition of G-Soft of $460,000, offset by primarily a decrease in royalty revenue of $270,000.

Selling, general and administrative expenses were $792,000 for the three months ended June 30, 2009, an increase of $204,000 from $588,000 for the same period in 2008.   The increase is primarily due to an increase of expenses in the quarter of $124,000 related to the acquisition of G-Soft.  The remainder of the change is primarily due to decreased salary and wage related expenses of $98,000, increased other expenses of $28,000, decreased occupancy related expenses of $80,000, decreased depreciation expenses of $1,000 and decreased investor relations related expenses of $1,000, increased consulting expenses $13,000, decreased travel expenses of $37,000, an increase in other operating expenses of $53,000, a decrease in marketing material of $15,000 and increased legal and accounting fees of $209,000.

We incurred research and product development expenses of $216,000 for the three months ended June 30, 2009, a decrease of $261,000 from $477,000 for the same period in 2008. The decrease was primarily due to an overall decrease in wage related expenses of $242,000, decrease occupancy expenses of $8,000 and decreased travel expenses of $11,000.

Net interest and other expense was a gain of $894,000 for the three months ended June 30, 2009, a decrease of $1,657,000 from net other expense of a loss of $763,000 for the same period in 2008.  The overall decrease was due to a decrease in interest expense of $508,000, an increase in interest income of $40,000 and a decrease in the loss recognized on the derivative liability of $1,109,000.

Six months ended June 30, 2009, compared with six months ended June 30, 2008

During the six months ended June 30, 2009, we recorded revenues of $891,000, a decrease of $45,000 from $846,000 for the same period in 2008.  The increase was primarily due to an increase of revenue of $460,000, offset primarily by decreased licensing revenue of $415,000.

Selling, general and administrative expenses were $1,100,000 for the six months ended June 30, 2009, an increase of $13,000 from $1,087,000 for the same period in 2008. The increase is primarily due to an increase in expenses from the acquisition of G-Soft of $124,000.  The other changes related to decreased salary and wage related expenses of $98,000, increased other expenses of $27,000, decreased taxes, licenses and permits of $3,000, increased consulting expenses of $13,000, increased legal and accounting fees of $222,000, decreased occupancy related expenses of $169,000, decreased investor relations related expenses of $48,000, decreased travel expenses of $39,000 and decreased advertising expenses of $16,000.

We incurred research and product development expenses of $461,000 for the six months ended June 30, 2009, a decrease of $232,000 from $693,000 for the same period in 2008. The decrease was primarily due to an overall decrease in wage related expenses of $168,000, decreased travel expenses of $4,000, decreased occupancy expenses of $38,000, decreased depreciation expenses of 1,000, and a decrease in other operating expenses of $21,000.

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

Our cash resources are limited to collections from customers, proceeds from the issuance of preferred stock, and loan proceeds, and are not sufficient to cover current operating expenses and payments of current liabilities.  At June 30, 2009, we had negative working capital of $47,193,000; derivative liabilities of $37,404,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock,  Series P Preferred Stock and Series B Preferred Stock of our subsidiary, Fonix Speech; accrued liabilities of $8,435,000; accounts payable of $2,315,000;  notes payable to related parties of $843,000; accrued payroll and other compensation of $731,000; deferred tax liabilities of $250,000; and deferred revenues of $445,000.

We had $891,000 in revenue and a loss of $375,000 for the six months ended June 30, 2009.  Net cash used in operating activities of $563,000 for the six months ended June 30, 2009, resulted principally from the net loss incurred of $531,000, increased accrued liabilities of $290,000,  non-cash gain recognized on the derivative liability of $591,000, increased accounts payable of $82,000, and depreciation expense of $2,000.  Net cash obtained in investing activities of $796,000, for the six months ended June 30, 2009, consisted of the cash acquired in the acquisition of $796,000.  Net cash provided by financing activities was $93,000 obtained from the proceeds from the related party note of $58,000 and the issuance of Series P preferred stock of $43,000.

We had negative working capital of $47,193,000 at June 30, 2009, compared to negative working capital of $44,471,000 at December 31, 2008.  Current assets increased by $3,262,000 to $3,264,000 from $2,000 from December 31, 2008, to June 30, 2009.  Current liabilities increased by $5,987,000 to $50,457,000 from $44,473,000 during the same period.  The change in working capital from December 31, 2008, to June 30, 2009, reflects, in part, increased accrued liabilities of $1,925,000, increased accounts payable of $514,000, increased derivative liability of $2,822,000, increased accrued payroll and other compensation of $520,000, increased tax payable of $27,000, and an increase in deferred tax liabilities of $250,000.  Total assets were $3,994,000 at June 30, 2009, compared to $40,000 at December 31, 2008.

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

During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note.  The balance due at December 31, 2005 was $486,000.  During the year ended December 31, 2006, the Company received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the year ended December 31, 2007, the Company received additional advances of $102,000.  During the six months ended June 30, 2009, the Company received additional advances of $49,500.  The balance due at June 30, 2009, was $843,000.

The balance due of $843,000 is secured by the Company’s intellectual property rights and common stock of Fonix Speech.  For the six months ended June 30, 2009, the Lenders converted $124,000 of the principal balance into 2,613,696 shares common stock, and also converted $19,000 of accrued interest into 313,014 shares of common stock for the benefit of one of the Lenders, Thomas A. Murdock, a former officer and director of the Company.

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

On September 8, 2006, the Company received a default notice (the “Default Notice”) from McCormack in respect of the Note.   In the Default Notice, McCormack stated that it intended to exercise its rights, including any and all rights set forth in the Note, as amended.  McCormack took no action to collect amounts due under the Note.

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

On September 30, 2008, the Company entered into a Series P 9% Convertible Preferred Stock Exchange Agreement (the “Exchange Agreement”) with McCormack and Sovereign Partners, LP (“Sovereign”), whereby McCormack exchanged the Note, along with the Additional Notes and the Series E debenture (discussed in Note 5), and Sovereign exchanged two promissory notes, for shares of the Company’s Series P 9% Convertible Preferred Stock (the Series P Preferred Stock”).  A table listing the obligations exchanged and the number of shares of Series P Preferred Stock issued.

Series A Convertible Preferred Stock – As of June 30, 2009, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $15 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0000075 shares of common stock for each share of Series A convertible preferred stock.

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

The Company accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of the Company.  The Series L Preferred Stock is convertible into shares of common stock of the Company.  The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 140%, risk-free rate of 3.75% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock.  Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount the Company had assigned to the Series H Preferred Stock.  At June 30, 2009, the fair value of the Series L Preferred Stock derivative liability was $15,161,000.

For the six months ended June 30, 2009, the Company issued 5,159,779 shares of its Class A common stock in conversion of 14 shares of its Series L Preferred Stock.  At June 30, 2009, 1,484 shares of Series L Preferred Stock remained outstanding.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $1,603,000 due to the value of the conversion feature of the Series M Preferred Stock, which was previously recorded as part of the Series L Preferred Stock derivative liability.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series M Preferred Stock, no value was prescribed to the Series M Preferred Stock.  At June 30, 2009, the fair value of the Series M Preferred Stock derivative liability was $1,533,000.

As of June 30, 2009, there were 150 shares of Series M Preferred Stock convertible preferred stock outstanding.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $957,000 due to the value of the conversion feature of the Series N Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series N Preferred Stock, no value was prescribed to the Series N Preferred Stock.  At June 31, 2009, the fair value of the Series N Preferred Stock derivative liability was $1,792,000.

As of June 30, 2009, there were 1,755 shares of Series N Preferred Stock convertible preferred stock outstanding.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $290,000 due to the value of the conversion feature of the Series O Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series O Preferred Stock, no value was prescribed to the Series O Preferred Stock. At June 30, 2009, the fair value of the Series O Preferred Stock derivative liability was $745,000.

As of June 30, 2009, there were 730 shares of Series O Preferred Stock convertible preferred stock outstanding.

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

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the redemption of $13,000 due to the value of the conversion feature of the Series P Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series P Preferred Stock, no value was prescribed to the Series P Preferred Stock. At June 30, 2009, the fair value of the Series P Preferred Stock derivative liability was $16,898,000.

For the six months ended June 30, 2009, the Company issued 416,667 shares of its Class A common stock in conversion of 1 share of its Series P Preferred Stock.  At June 30, 2009, 1,655 shares of Series P Preferred Stock remained outstanding.   On May 1, 2009 the Company issued 5 shares of Series P Preferred Stock for proceeds of $42,500.  Also, during the year ending June 30, 2009, the Company issued the following shares of Series P Preferred Stock for the purchase of G-Soft Limited, a Hong Kong corporation:

Issuance of Series P 9% Convertible Preferred Stock in G-Soft Transaction

On March 27, 2009, the Company issued an aggregate of one hundred and twenty shares of the Company’s Series P Preferred Stock to G-Soft, which is the ultimate parent of GaozhiSoft, and the shareholders of G-Soft (collectively, the “Sellers”).  The Shares of Series P Preferred Stock were issued pursuant to an exchange agreement (the “Exchange Agreement”), with Southridge LLC, a Connecticut limited liability company (“Southridge”), and the Sellers.  Additionally, subject to the terms of the amended agreement with the Sellers, the Sellers are entitled to annual earn-out payments equal to fifty percent (50%) of the prior year’s net income of GaozhiSoft, to be paid in the form of Series P Preferred Stock (the “Earn-Out Payments”).  The aggregate of the Earn-Out Payments is limited to three hundred and eighty shares of Series P Preferred, which were issued into an escrow account.

Under the G-Soft Agreement and the Series P Terms, the holders of the Series P Preferred Stock may convert shares of Series P Preferred Stock into shares of the Company’s common stock.

Issuance of Shares of Series P 9% Convertible Preferred Stock to Acquire Remaining 20% of G-Soft

In connection with the G-Soft transaction described above, on March 27, 2009, the Company entered into a Series P Convertible Preferred Stock Purchase Agreement (the “Preferred Stock Purchase Agreement”), with Southridge.  Pursuant to the Preferred Stock Purchase Agreement, the Company issued 189 shares of Series P Preferred Stock in exchange for the 20% of G-Soft shares which Southridge had purchased in the G-Soft Transaction described above.

The Series P Preferred Stock issued to Southridge has the same terms as described above.

Under the Preferred Stock Purchase Agreement and the Series P Terms, Southridge may convert shares of Series P Preferred Stock into shares of the Company’s common stock.

Issuance of Shares of Series P 9% Convertible Preferred Stock In Payment of Notes

In connection with the G-Soft transaction described above, Southridge and Southshore Capital Fund (“Southshore”) made a bridge loan to G-Soft in the amount of $400,000.  Upon the acquisition of G-Soft by Fonix GS, Fonix Corporation agreed to repay the bridge loan through the issuance of shares of Series P Preferred Stock.

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

The Series B Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series B Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option

The Company followed the accounting treatment in SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company recognized a derivative liability upon the issuance of $1,336,207 due to the value of the conversion feature of the Series B Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series B Preferred Stock, no value was prescribed to the Series B Preferred Stock.  At June 30, 2009, the fair value of the Series B Preferred Stock derivative liability was $1,276,000.

As of June 30, 2009, there were 125 shares of Series B Preferred Stock convertible preferred stock outstanding.

Stock Options and Warrants

During the six months ended June 30, 2009, we did not grant any stock options.  As of June 30, 2009, we had a total of 40 options to purchase Class A common stock outstanding.

As of June 30, 2009, we had warrants to purchase a total of 3 shares of Class A common stock outstanding that expire through 2010.

Other

We presently have no plans to purchase new research and development.

Corporate Outlook

Company management intends to focus on the following strategies:

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

As noted above, as of  June 30, 2009, we had an accumulated deficit of $288,644,000; negative working capital of $47,216,000; derivative liabilities of $37,404,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock , Series P Preferred Stock and Series B Preferred Stock of our subsidiary Fonix Speech; accrued liabilities of $8,458,000; accounts payable of $2,315,000; taxes payable of $27,000; notes payable to related parties of $843,000; accrued payroll and other compensation of $731,000; and deferred revenues of $445,000.  Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing speech license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through debt instruments.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  As we have noted in our previous annual reports and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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

You are cautioned not to place undue reliance on these forward looking statements, which are current only as of the date of this Report.  We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.  Many important factors could cause actual results to differ materially from management’s expectations, including those listed in the “Certain Significant Risk Factors” Section of our 10-K for the year ended December 31, 2008, as well as the following:

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposure

Our functional currency is the U.S. Dollar (USD).  The functional currency of our operating subsidiaries in the PRC is RMB and the functional currency of our operating subsidiary in Korea is the South Korean won.  However, the accompanying financial statements have been expressed in USD, which is our functional currency.  The accompanying consolidated balance sheets have been translated into USD at the exchange rates prevailing at each balance sheet date.

Fluctuations in exchange rates may affect our financial results reported in USD terms without giving effect to any underlying change in our business or results of operations.

ITEM 4T - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer/ Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act) as of June 30, 2009.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as a result of the material weakness described below, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is not accumulated nor communicated to our management, including our Chief Executive Officer/Chief Financial Officer to allow timely decisions regarding required disclosure.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented, or detected and corrected on a timely basis.

The material weakness, which relates to internal control over financial reporting and specifically to internal accounting and disbursements, that was identified was not having sufficient personnel in our accounting and financial reporting functions.  As a result, we were not able to achieve adequate segregation of incompatible duties. This control deficiency results in a reasonable possibility that material misstatements of the financial statements will not be prevented, or detected and corrected on a timely basis.

Remediation

We have taken and will continue to take steps to remediate this material weakness until management determines that our controls and procedures are effective.  As of the filing of this Report, we had:

-	revised internal accounting procedures, including:
-	segregation of the duties for expense approval from the preparation and signing of the checks;
-	discontinued use of paper payroll checks;
-	employee expense reimbursement checks, vendor checks and payroll checks require advance written approval ; and
-	weekly cash flow reports reviewed by the Chief Financial Officer and the Accounting Manager;
-	hired the Accounting Manager to manage daily transactions, including maintaining the general ledger, processing payroll, and processing cash disbursements; and
-	established more formal policies for segregation of incompatible duties and responsibilities between the Company’s Chief Financial Officer, Accounting Manager, and a third-party consultant.

Management believes that when the Company is able to do so, hiring additional knowledgeable personnel with technical accounting expertise will further remediate the material weakness. Due to the fact that our accounting staff presently consists of the Chief Financial Officer and the Accounting Manager, additional personnel will also ensure the proper segregation of incompatible duties and provide more checks and balances within the department.  As an additional step to enhance accurate and timely financial reporting, we have engaged a third-party consultant to take a significant role in the processing of our financial information and to assist with the preparation of our periodic reports.  We believe this increases the effectiveness of our internal control. To compensate for the limited number of personnel in our accounting and financial reporting department, we expect to engage consultants to assist us with the proper accounting treatment for complex transactions.

Management will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting, and we are committed to taking further action and implementing additional enhancements or improvements, as necessary and as resources allow. As part of this commitment, we will continue to assess our current personnel resources and technical accounting expertise within the accounting function. As our level of operations increases, we will look to increase our personnel resources to improve the segregation of incompatible duties and to provide in-house expertise for accounting for non-routine or complex transactions.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

Hite Development Corporation v. Fonix Corporation, Third District Court, Salt Lake County (Civil No. 070900883).  In January 2007, Hite Development Corporation (“Hite”) brought a lawsuit against the Company claiming breach of contract and breach of the covenant of good faith and fair dealing, alleging that the Company failed to make certain payments under a settlement agreement with Hite dating from March 2005.  The complaint seeks approximately $33,000 plus interest.  The Company filed its answer in May 2007.   On May 8, 2008, Hite filed a motion for summary judgment, which the Court granted.  Judgment was entered against the Company on March 31, 2009.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2009, we issued 5,159,779 shares of our common stock in connection with conversions of 14 shares of our Series L Preferred Stock for which we received no proceeds and we issued 416,667 shares of our common stock in connection with conversions of 1 share of our Series P Preferred Stock for which we also received no proceeds.    The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

We received no proceeds from the issuance of shares upon conversion of our series of preferred stock.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

Appointment of New Directors

Effective July 27, 2009, Fonix Corporation (the “Company”) announced the addition of four new members to the Company’s Board of Directors.  The four, Steven G. Jones, Barry G. Jordan, Gilbert R. Steedley, and Von H, Whitby, offer professional experience in financial and M&A arenas, which management believes will assist the Company in developing the Company’s acquisition strategy, operating consolidation, and competitive position in the embedded speech and voice recognition markets.

Biographical Information

Steven G. Jones – Mr. Jones will serve as Corporate Development Director for Fonix Corporation with primary focus on mergers and acquisitions. Experienced in M&A work, Mr. Jones served as CEO of Auction Trust Network, an online auction company, and Solera Networks. He has also held a number of business development and sales/marketing posts.  Prior to joining the Company, Mr. Jones served as Vice President, Business Development of Alianza, Inc., from 2008 through March 2009.  Before that, he provided executive services to various companies, including as a Board Member of Visual Share and Soundcrank, worked in Corporate Development (M&A) at Omniture, Inc.  From 2006 through 2007, he served as CEO for the Auction Trust Network in Salt Lake City, Utah, and from 2005 through 2006, he served as CEO of Solera Networks in Salt Lake City, Utah.  Prior to that, he served as Sr. Vice President, Products & Business Development for Vykor, Inc., in Bellevue, Washington.  Mr. Jones Received a Bachelors of Science degree from Brigham Young University in 1991, and a Masters of Business Administration degree from the University of Utah in 1992.

In June 2008, prior to his appointment to the Company’s Board of Directors, Mr. Jones and the Company entered into a consulting agreement, pursuant to which he agreed to provide consulting services to the Company and the Board concerning matters pertaining to the organization of the administrative staff, the fiscal policies of the Company, the relationship of the Company with its employees or with any organization representing its employees, and, in general, the important issues in the business affairs of the Company, in exchange for shares of the Company’s common stock.  On June 25, 2009, the Company filed a registration statement on Form S-8 which included 600,000,000 (pre-reverse-split) shares to be issued to Mr. Jones in connection with the consulting agreement.  In July 2009, the Company and Mr. Jones entered into an addendum agreement, pursuant to which Mr. Jones agreed to continue to provide consulting services, in return for an additional 1,000,000 shares of the Company’s common stock.  On July 28, 2009, the Company filed a registration statement on Form S-8 which included 1,000,000 shares to be issued to Mr. Jones in connection with the addendum agreement.

Barry G. Jordan — Mr. Jordan is Chairman of Prism Strategic Services Group, LLC, a strategic consulting company specializing in construction management guidance. Prior to founding Prism, Mr. Jordan was a management consultant for Booz·Allen & Hamilton, where he performed strategic and operational consulting engagements with the company’s Engineering and Manufacturing Group.

Gilbert R. Steedley — Mr. Steedley is senior vice president of Able Global Partners, a New York City-based merchant bank. He is past director of equities business development for the American Stock Exchange and specializes in equity and debt transactions.

Von H. Whitby — Mr. Whitby is managing partner of Whitby, Santarlasci & Company, a privately held investment banking firm. He is co-founder of Investestate, a publicly-held real estate development and management company, and served as the chairman and CEO of Hydro Flame Corporation

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
Other Contracts
31	Certification of President and Chief Financial Officer
32	Certification of President and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fonix Corporation

Date: August 14, 2009	/s/ Roger D. Dudley
Roger D. Dudley, Chief Executive Officer, President,
Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer)