Form 10-Q
period 2009-09-30
FONIX CORP
filed 2009-11-16
CIK 855585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009, or

[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _____________.

Commission File No. 0-23862

Fonix Corporation
(Exact name of registrant as specified in its charter)

Delaware	22-2994719
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 12, 2009, there were issued and outstanding 64,815,229 shares of our Class A common stock.

FONIX CORPORATION
FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS

Current assets
Cash and cash equivalents	$1,011,000	$2,000
Accounts receivable, net of allowance of doubtful accounts of $4,000 and $0, respectively	2,000,000	-
Bills receivable	396,000	-

Total current assets	3,407,000	2,000

Property and equipment, net of accumulated depreciation of $1,314,000 and $1,303,000, respectively	56,000	26,000

Goodwill	658,000	-

Deposits and other assets	12,000	12,000

Total assets	$4,133,000	$40,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$8,942,000	$6,510,000
Accounts payable	2,215,000	1,715,000
Related party accounts payable	107,000	86,000
Tax payable	29,000	-
Derivative liability	36,460,000	34,582,000
Accrued payroll and other compensation	902,000	211,000
Deferred revenues	465,000	445,000
Notes payable - related parties	777,000	917,000
Deferred tax liabilities, net	228,000	-
Deposits and other	7,000	7,000

Total current liabilities	50,132,000	44,473,000

Total liabilities	50,132,000	44,473,000

Commitments and contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized;
Series A, convertible; 166,667 shares outstanding (aggregate liquidation preference of $6,055,000)	500,000	500,000
Series L, convertible; 1,467 shares and 1,498 shares outstanding , respectively	-	-
Common stock, $0.0001 par value; 20,000,000,000 shares authorized;
Class A voting, 45,706,715 shares and 3,447,501 shares outstanding, respectively	5,000	1,000
Class B non-voting, none outstanding	-	-
Additional paid-in capital	241,958,000	240,949,000
Outstanding warrants to purchase Class A common stock	474,000	474,000
Cumulative foreign currency translation adjustment	(97,000)	10,000
Accumulated deficit	(288,839,000)	(286,367,000)

Total stockholders' deficit	(45,999,000)	(44,433,000)

Total liabilities and stockholders' deficit	$4,133,000	$40,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues
Operating revenues	$335,000	$223,000	$1,301,000	$1,069,000

Total Revenue	335,000	223,000	1,301,000	1,069,000

Cost of revenues
Cost of goods sold	65,000	3,000	313,000	53,000
Main operating taxes and surcharges	8,000	-	17,000	-

Total cost of revenues	73,000	3,000	330,000	53,000

Gross profit	262,000	220,000	971,000	1,016,000

Operating expenses:
Selling, general and administrative	597,000	343,000	1,704,000	1,431,000
Product development and research	155,000	300,000	620,000	992,000

Total operating expenses	752,000	643,000	2,324,000	2,423,000

Other income (expense):
Other income	235,000	-	235,000	-
Interest income	57,000	-	97,000	-
Interest expense	(28,000)	(1,686,000)	(76,000)	(2,723,000)
Gain on forgiveness of liabilities	56,000	-	56,000	-
Gain (loss) on derivative liability	431,000	408,000	1,022,000	95,000

Other income (expense), net	751,000	(1,278,000)	1,334,000	(2,628,000)

Income (loss) from continuing operations	261,000	(1,701,000)	(19,000)	(4,035,000)

Provision for foreign income taxes	(31,000)	-	(31,000)	-

Net income (loss)	230,000	(1,701,000)	(50,000)	(4,035,000)
Preferred stock dividends	(536,000)	(466,000)	(2,416,000)	(1,491,000)

Income (loss) attributable to common stockholders	$(306,000)	$(2,167,000)	$(2,466,000)	$(5,526,000)

Basic and diluted loss per common share from continuing operations	$(0.01)	$(0.85)	$(0.16)	$(3.44)

Net income (loss)	230,000	(1,701,000)	(50,000)	(4,035,000)
Other comprehensive income - foreign currency translation	$(7,000)	$-	$(107,000)	$-
Comprehensive income (loss)	$223,000	$(1,701,000)	$(157,000)	$(4,035,000)

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

Nine Months Ended September 30,	2009	2008
Cash flows from operating activities
Net loss	$(50,000)	$(4,035,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on derivative liability	(1,022,000)	(95,000)
Gain on forgiveness of liabilities	(56,000)	-
Accretion of discount on notes payable	-	2,124,000
Deferred income taxes	(9,000)	-
Issuance of shares for employee grants	-	709,000
Depreciation	11,000	8,000
Foreign exchange gain	(107,000)	-
Changes in assets and liabilities
Accounts receivable	615,000	-
Bills receivable	(396,000)	-
Prepaid expenses and other current assets	-	134,000
Inventory	2,000	-
Other assets	-	96,000
Accounts payable	189,000	242,000
Related party accounts payable	21,000	32,000
Tax payable	(4,000)	-
Accrued payroll and other compensation	747,000	-
Deferred revenues	20,000	-
Other accrued liabilities	124,000	576,000

Net cash provided (used) in operating activities	85,000	(209,000)

Cash flows from investing activities
Purchase of property and equipment	-	(20,000)
Net cash acquired in acquistion	796,000	-

Net cash used in investing activities	796,000	(20,000)

Cash flows from financing activities
Proceeds from related party note payable	50,000	59,000
Proceeds from issuance of Series O Preferred Stock	-	609,000
Proceeds from issuance of Series P Preferred Stock	78,000	-
Payments on accrued settlement obligation	-	(455,000)

Net cash provided by financing activities	128,000	213,000

Net increase in cash and cash equivalents	1,009,000	(16,000)

Cash and cash equivalents at beginning of period	2,000	26,000

Cash and cash equivalents at end of period	$1,011,000	$10,000

See accompanying notes to condensed consolidated financial statements.

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Supplemental schedule of noncash investing and financing activities

For the Nine Months Ended September 30, 2009:

Issued 351 shares of Series P Preferred stock for the acquisition of G-Soft Limited.

Issued 320,702 shares of Class A common stock for unpaid legal fees.

Issued 6,950,000 shares of Class A common stock for consulting services.

Issued 6,088,466 shares of Class A common stock upon conversion of 10 shares of Series P Convertible Preferred Stock.

Issued 22,323,333 shares of Class A common stock upon conversion of 31 shares of Series L Convertible Preferred Stock including accrued interest converted of $71,000.

Issued 6,095,331 shares of Class A common stock upon conversion of $197,000 in notes payable.

Issued 480,969 shares of Class A common stock upon conversion of $15,000 in accrued interest on notes payable.

Accrued $1,007,000 of dividends on Series L Preferred Stock.

Accrued $102,000 of dividends on Series M Preferred Stock.

Accrued $120,000 of dividends on Series N Preferred Stock.

Accrued $50,000 of dividends on Series O Preferred Stock.

Accrued $1,052,000 of dividends on Series P Preferred Stock.

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

Fonix Corporation and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

For the Nine Months Ended September 30, 2008:

Issued 645,696 shares of Class A common stock upon conversion of 34 shares of Series L Convertible Preferred Stock.

Issued 896,788 shares of Class A common stock for employee stock grants.

Issued 124,941 shares of Class A common stock for unpaid legal fees.

Issued 145,225 shares of Class A common stock for consulting services.

Issued 267,949 shares of Class A common stock upon conversion of $162,000 in accrued interest.

Issued 41,985 shares of Class A common stock upon conversion of $21,000 in notes payable – related parties.

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

On July 1, 2009, the Company adopted the FASB Accounting Standards Codification (“ASC”). The ASC does not alter current U.S. GAAP, but rather integrated existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on the results of operations or financial position of the company. All prior references to U.S. GAAP have been revised to conform to the ASC. Updates to the ASC are issued in the form of Accounting Standards Updates (“ASU”).

Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Nature of Operations – Fonix Corporation (the “Company,” or “Fonix,”) was incorporated in Delaware in 1985, and, pursuant to a merger transaction in 1994, the Company’s name was changed to Fonix Corporation. The Company’s operations are managed through two wholly owned subsidiaries, Fonix Speech, Inc. (“Fonix Speech”) and Fonix GS Acquisition Co., Inc. (“Fonix GS”).

Fonix Speech

Fonix Speech provides value-added speech-enabling technologies, speech interface development tools, and speech solutions and applications, including automated speech recognition (“ASR”) and text-to-speech (“TTS,” together with ASR, the “Core Technologies”) that empower users to interact conversationally with information systems and devices.  Fonix Speech offers speech-enabling technologies to markets for personal software for consumer applications including video games, e.Dictionaries and mobile navigation devices with GPS, wireless and mobile devices, computer telephony, and server solutions. Fonix Speech’s products enhance user productivity, ease of use and efficiency in a broad range of market segments, including mobile and wireless devices; videogame consoles; electronic devices for the assistive and language learning markets, robots, appliances; automotive telematics, computer telephony and server applications.

Fonix Speech has received various patents for certain elements of the Core Technologies and has filed applications for patents covering other aspects of the Core Technologies. Fonix Speech seeks to develop relationships and strategic alliances with third-party developers and vendors in telecommunications, computers, electronic devices and related industries, including producers of application software, operating systems, computers and microprocessor chips. Revenues are generated through licensing of speech-enabling technologies, unit royalties, maintenance contracts and services.

Prior to 2002, Fonix Speech focused on research and development (“R&D”) projects for customized applications.  R&D and prototype development used the Core Technologies to develop applications and engines marketed for multiple operating systems and hardware platforms.  Today, Fonix Speech serves markets that are adopting speech-enabled interfaces, solutions and applications.  As memory requirements, noise robustness, speech recognition accuracy and efficiency of speech interface solutions become increasingly critical, Fonix Speech anticipates that its Core Technologies and related solutions will meet customer demand for simple, convenient user interfaces.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fonix GS

Fonix GS was formed on June 27, 2008, to facilitate the acquisition of Shanghai Gaozhi Software Systems Limited (“GaozhiSoft”).  The acquisition was completed in early 2009.  GaozhiSoft is a Chinese software developer and solutions provider in 2G (second-generation) and 3G (third-generation) telecommunication operation support systems in China and throughout the Asian-Pacific region.  Gaozhisoft is qualified by the appropriate Chinese governmental entities as a competitor for telecommunication operation support systems.  GaozhiSoft’s products are designed to increase data transferring speed, reduce telecommunications data loss, and provide network management, billing accuracy and improved implementation techniques to telecom carriers.

GaozhiSoft’s software products are divided into two main categories: (1) MOSS series and (2) MDtrac series. MOSS products provide service providers with integrated electronic management platforms for peer-to-peer business operation and automatic management.  MDtrac products provide data collection solutions.  GaozhiSoft has received various copyrights and patents for certain of its products and has filed applications for other copyrights and patents covering other aspects of its products.

Business Condition - For the three months ended September 30, 2009 and 2008, the Company generated revenues of $335,000 and $223,000, respectively, and incurred net income of $230,000 and a net loss of $1,701,000, respectively.  For the nine months ended September 30, 2009 and 2008, the Company generated revenues of $1,301,000 and $1,069,000, respectively, incurred net losses attributable to common stockholders of $2,466,000 and $5,526,000, respectively, and had cash flows from operating activities of $85,000 and negative cash flows from operating activities of $209,000, respectively.  As of September 30, 2009, the Company had an accumulated deficit of $288,839,000; negative working capital of $46,725,000; derivative liabilities of $36,460,000 related to the issuance of Series P Preferred Stock, Series L Preferred Stock, Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock and Series E Convertible Debentures and Series B Preferred Stock of its subsidiary, Fonix Speech; accrued liabilities of $8,942,000; accrued payroll and other compensation of $902,000; accounts payable of $2,215,000; related party accounts payable of $107,000; tax payable of $29,000; deferred tax liabilities of $228,000; related party notes payable of $777,000; and deferred revenues of $465,000.  The Company expects to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2009, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

The Company’s cash resources, limited to collections from customers, sales of our equity and debt securities and loans, have not been sufficient to cover operating expenses.  As a result, some payments to vendors and service providers have been delayed.

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

Net Income/Loss Per Common Share – Basic and diluted net income/loss per common share are calculated by dividing net income/loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period.  As of September 30, 2009 and 2008, there were outstanding common stock equivalents to purchase or receive 2,282,671,661 and 8,568,133 shares of common stock, respectively.  All common stock equivalents at September 30, 2009 and 2008, were excluded in the computation of diluted net income/loss per common share as their effect would have been anti-dilutive, thereby decreasing the net loss per common share.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table is a reconciliation of the net income/loss numerator of basic and diluted net loss per common share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,
	2009		2008
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net income (loss)	$230,000		$(1,701,000)
Preferred stock dividends	(536,000)		(466,000
Loss attributable to common stockholders	$(306,000)	$ (0.01)	$(2,167,000)	$(0.85)
Weighted-average common shares outstanding	30,796,779		2,546,643

	Nine Months Ended September 30,
	2009		2008
		Per		Per
		Share		Share
	Amount	Amount	Amount	Amount
Net income (loss)	$(50,000)		$(4,035,000)
Preferred stock dividends	(2,416,000)		(1,491,000)
Loss attributable to common stockholders	$(2,466,000)	$(0.16)	$(5,526,000)	$(3.44)
Weighted-average common shares outstanding	15,624,184		1,605,706

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

Deferred revenue as of September 30, 2009, and December 31, 2008, consisted of the following:

Description	Criteria for Recognition	September 30, 2009	December 31, 2008
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$465,000	$445,000

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

Goodwill - The Company tests its recorded goodwill for impairment on an annual basis during the fourth quarter, or more often if indicators of potential impairment exist, by determining if the carrying value of each reporting unit exceeds its estimated fair value. Factors that could trigger impairment include, but are not limited to, underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the Company’s overall business and significant negative industry or economic trends. Future impairment reviews may require write-downs in the Company’s goodwill and could have a material adverse impact on the Company’s operating results for the periods in which such write-downs occur.

Bills Receivable - Bills receivable in China are undertaken by the banks to honor the payments at maturity, and the customers are required to place deposits with the banks equivalent to a certain percentage of the bills amount as collateral. These bills receivable can be sold to any third party at a discount before maturity. The Company does not maintain allowance for bills receivable in the absence of bad debt experience, and the payments are undertaken by the banks. The financial guarantees issued to third parties are located in the PRC.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Concentration of Credit Risk and Major Customer - During the nine months ended September 30, 2009, sales to two customers represented 22% and 11%, respectively, of revenues.  At September 30, 2009, these customers made up 50% and 0%, respectively, of accounts receivable.

Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, receivables, accounts payable and accrued expenses approximates fair value because of their short maturity.  The carrying value of the goodwill approximates its fair value.

Reclassification - Certain amounts in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.  RELATED-PARTY NOTES PAYABLE AND ACCOUNTS PAYABLE

During 2002, two executive officers of the Company (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to the Company under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in Company operations.  The advances bear interest at 12 percent per annum, payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, was originally due and payable on June 10, 2003.  The Company and the Lenders have agreed to postpone the maturity date on several occasions.  The note was due September 30, 2006.  As of June 30, 2008, the Company had not made payment against the outstanding balance due on the note.  All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company at any time.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

During the year ended December 31, 2005, the Company received an additional advance of $50,000 from the Lenders.  The balance due at December 31, 2005 was $486,000.  During the year ended December 31, 2006, the Company received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the year ended December 31, 2007, the Company received additional advances of $102,000.  During the nine months ended September 30, 2009, the Company received additional advances of $49,500.  The balance due at September 30, 2009, was $777,000.

The balance due of $777,000 is secured by the Company’s intellectual property rights and common stock of Fonix Speech.  For the nine months ended September 30, 2009, one of the Lenders, Thomas A. Murdock, a former officer and director of the Company, converted $190,000 of the principal balance into 6,095,331 shares common stock, and also converted $22,000 of accrued interest into 480,969 shares of common stock.

The Company currently owes an officer and former officer $107,000 for travel related expenses.

4.  PREFERRED STOCK

The Company’s certificate of incorporation allows for the issuance of preferred stock in such series and having such terms and conditions as the Company’s board of directors may designate.

Series A Convertible Preferred Stock – As of September 30, 2009, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $15 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0000075 shares of common stock for each share of Series A convertible preferred stock.

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

The Company accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of the Company.  The Series L Preferred Stock is convertible into shares of common stock of the Company.  The Company recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 140%, risk-free rate of 3.75% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock.  Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount the Company had assigned to the Series H Preferred Stock.  At September 30, 2009, the fair value of the Series L Preferred Stock derivative liability was $14,697,000.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the nine months ended September 30, 2009, the Company issued 22,323,333 shares of its Class A common stock in conversion of 31 shares of its Series L Preferred Stock including total interest converted of $71,000.  At September 30, 2009, 1,467 shares of Series L Preferred Stock remained outstanding.  (See Note 11 for discussion of conversions subsequent to September 30, 2009.)

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

The Company recognized a derivative liability upon the redemption of $1,603,000 due to the value of the conversion feature of the Series M Preferred Stock, which was previously recorded as part of the Series L Preferred Stock derivative liability.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series M Preferred Stock, no value was prescribed to the Series M Preferred Stock.  At September 30, 2009, the fair value of the Series M Preferred Stock derivative liability was $1,502,000.

As of September 30, 2009, there were 150 shares of Series M Preferred Stock convertible preferred stock outstanding.

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

The Company recognized a derivative liability upon the redemption of $957,000 due to the value of the conversion feature of the Series N Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series N Preferred Stock, no value was prescribed to the Series N Preferred Stock.  At September 30, 2009, the fair value of the Series N Preferred Stock derivative liability was $1,757,000.

As of September 30, 2009, there were 1,755 shares of Series N Preferred Stock convertible preferred stock outstanding.

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

The Company recognized a derivative liability upon the redemption of $290,000 due to the value of the conversion feature of the Series O Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series O Preferred Stock, no value was prescribed to the Series O Preferred Stock. At September 30, 2009, the fair value of the Series O Preferred Stock derivative liability was $731,000.

As of September 30, 2009, there were 730 shares of Series O Preferred Stock convertible preferred stock outstanding.

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

The Company recognized a derivative liability upon the redemption of $13,000 due to the value of the conversion feature of the Series P Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series P Preferred Stock, no value was prescribed to the Series P Preferred Stock. At September 30, 2009, the fair value of the Series P Preferred Stock derivative liability was $16,517,000.

For the nine months ended September 30, 2009, the Company issued 6,088,466 shares of its Class A common stock in conversion of 10 shares of its Series P Preferred Stock.  At September 30, 2009, 1,649 shares of Series P Preferred Stock remained outstanding.   On May 1, 2009 the Company issued 5 shares of Series P Preferred Stock for proceeds of $42,500.  On July 7, 2009 the Company issued 3.5 shares of Series P Preferred Stock for proceeds of $35,000.  (See Note 11 for discussion of conversions subsequent to September 30, 2009.) Also, during the year ending September 30, 2009, the Company issued the following shares of Series P Preferred Stock for the purchase of G-Soft Limited, a Hong Kong corporation:

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

The Series B Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series B Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option

The Company recognized a derivative liability upon the issuance of $1,336,207 due to the value of the conversion feature of the Series B Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series B Preferred Stock, no value was prescribed to the Series B Preferred Stock.  At September 30, 2009, the fair value of the Series B Preferred Stock derivative liability was $1,252,000.

As of September 30, 2009, there were 125 shares of Series B Preferred Stock convertible preferred stock outstanding.

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

This Debenture was also exchanged for shares of the Company’s Series P Preferred Stock.  See Note 2.

6.  COMMON STOCK, STOCK OPTIONS AND WARRANTS

Class A Common Stock – In December 2008, the Company implemented a 1-for-5,000 share reverse stock split.  The share numbers in these notes have been adjusted to reflect the reverse stock split.  During the nine months ended September 30, 2009, 22,323,333 shares of Class A common stock were issued in conversion of 31 shares of Series L Preferred Stock including total interest converted of $71,000, 6,088,466 shares of Class A common stock were issued in conversion of 10 shares of Series P Preferred stock, 6,095,331 shares were issued in conversion of the outstanding balance on the related party note and 480,969 shares were issued in conversion of accrued interest on the related party note.

Stock Options – As of September 30, 2009, the Company had a total of 40 options to purchase Class A common stock outstanding.  During the nine months ended September 30, 2009 no options were granted.

Warrants – As of September 30, 2009, the Company had warrants to purchase a total of 3 shares of Class A common stock outstanding that expire through 2010.

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

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Perpetual Storage, Inc. vs. Fonix Corporation, Third District Court, Salt Lake County (Civil No. 080907080).  Perpetual Storage, Inc. (“PSI”), brought suit, claiming breach of contract and unjust enrichment, and seeking damages of approximately $12,300 plus attorneys’ fees and costs.  The Company filed its answer in July 2008.  In December 2008, PSI moved for summary judgment, which the Company opposed.  The Court denied the motion at a hearing in April 2009.  As of the date of this report, the parties have settled this matter and were working to finalize the terms of the settlement.

8.  FAIR VALUE

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The company utilizes a fair value hierarchy, which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The fair value hierarchy has three levels of inputs that may be used to measure fair value:

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

The following table presents financial assets and liabilities measured on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
Description	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant/Unobservable Inputs (Level 3)
Goodwill	$658,000	—	—	$658,000

9.  OTHER INCOME

In July 2009 the Company discovered that a former employee, who was not a director or executive officer of the Company, had misappropriated as much as $355,000 during the term of his employment which ended in May 2009.  The Company asserted claims against the former employee for the misappropriation, and considered certain defenses and offsets asserted by the former employee, which led to a settlement in which the former employee agreed to pay the Company $235,000 on or before September 30, 2009.  The former employee paid the Company $235,000 on September 30, 2009.

10.  PROFORMA INFORMATION

As further discussed in Note 4, on March 27, 2009, the Company issued shares of its Series P Convertible Preferred Stock for the purchase of G-Soft Limited, a Hong Kong corporation (“G-Soft”), which is the ultimate parent of Shanghai Gaozhi Software Systems Limited.

Fonix Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following unaudited information is presented to reflect the operations of the Company as if the acquisition of G-Soft had been completed on January 1, 2008:

For the Nine Months Ended September 30,	2009	2008
Total Revenues	$1,866,000	$2,308,000
Net Income (Loss) attributable to common stockholders	170,000	(3,698,000)

Basic and diluted income (loss) per common share from continuing operations	$0.01	$(3.23)

11.  SUBSEQUENT EVENTS

Subsequent to September 30, 2009, the Company has issued 7,409,618 shares of its Class A common stock in conversion of 8 shares of Series L Preferred Stock.

Subsequent to September 30, 2009, the Company has issued 738,184 shares of its Class A common stock in payment of interest on the Series L Preferred Stock.

Subsequent to September 30, 2009, the Company has issued 1,794,046 shares of its Class A common stock in conversion of 2 shares of Series P Preferred Stock.

Subsequent to September 30, 2009, the Company has issued 3,500,000 shares of its Class A common stock in payment of principal and interest on related party notes payable.

Subsequent to September 30, 2009, the Company has issued 5,666,667 shares of its Class A common stock for settlement of litigation.

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

For the three months ended September 30, 2009 and 2008, we generated revenues of $335,000 and $223,000, respectively, and incurred net income of $230,000 and a net loss of $1,701,000, respectively.  For the nine months ended September 30, 2009 and 2008, we generated revenues of $1,301,000 and $1,069,000, respectively, incurred net losses attributable to common stockholders of $2,466,000 and $5,526,000, respectively, and had cash flows from operating activities of $85,000 and negative cash flows from operating activities of $209,000, respectively.  As of September 30, 2009, we had an accumulated deficit of $288,839,000; negative working capital of $46,725,000; derivative liabilities of $36,460,000 related to the issuance of Series P Preferred Stock, Series L Preferred Stock, Series M Preferred stock, Series N Preferred Stock, Series O Preferred Stock, Series E Convertible Debentures and Series B Preferred Stock of our subsidiary Fonix Speech; accrued liabilities of $8,942,000; accrued payroll and other compensation of $902,000; accounts payable of $2,215,000; related party accounts payable of $21,000 tax payable of $29,000; deferred tax liabilities of $228,000; related party notes payable of $777,000; and deferred revenues of $465,000.  We expect to continue to incur significant losses and negative cash flows from operating activities at least through December 31, 2009, primarily due to expenditure requirements associated with continued marketing and development of our speech-enabling technologies.

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

Deferred revenue as of September 30, 2009, and December 31, 2008, consisted of the following:

Description	Criteria for Recognition	September 30, 2009	December 31, 2008
Deferred unit royalties and license fees	Delivery of units to end users or expiration of contract	$465,000	$445,000

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

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (“ASC Topic 605”) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the fair value requirements of ASC subtopic 605-25, “Revenue Recognition-Multiple Element Arrangements” by allowing the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) (now referred to as “TPE” standing for third-party evidence) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

 In October 2009, the FASB issued ASU No. 2009-14, Software (“ASC Topic 985”) - Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force. This guidance modifies the scope of ASC subtopic 965-605, “Software-Revenue Recognition” to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality.

ASC Topic 605 and 985 require expanded qualitative and quantitative disclosures and are effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. These updates may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. We are currently evaluating the impact of adopting these updates on our consolidated financial statements.

Results of Operations

Three months ended September 30, 2009, compared with three months ended September 30, 2008

During the three months ended September 30, 2009, we recorded revenues of $335,000, an increase of $112,000 from $223,000 for the same period in 2008. The increase was primarily due to increased revenues from the addition of G-Soft of $30,000 and an increase of revenue from software development kits sold of $82,000.

Selling, general and administrative expenses were $597,000 for the three months ended September 30, 2009, an increase of $254,000 from $343,000 for the same period in 2008.  The increase is primarily due to an increase of expenses in the quarter of $59,000 related to the acquisition of G-Soft.  The remainder of the change is primarily due to decreased salary and wage related expenses of $122,000, increased other expenses of $32,000, decreased occupancy related expenses of $93,000, decreased depreciation expenses of $2,000, decreased investor relations related expenses of $1,000, increased consulting expenses $76,000, decreased travel expenses of $25,000, an increase in other operating expenses of $89,000, a decrease in marketing material of $14,000 and increased legal and accounting fees of $255,000.

We incurred research and product development expenses of $155,000 for the three months ended September 30, 2009, a decrease of $145,000 from $300,000 for the same period in 2008. The decrease was primarily due to an overall decrease in wage related expenses of $122,000, decrease occupancy expenses of $12,000 and decreased travel expenses of $11,000.

Net interest and other expense was a gain of $751,000 for the three months ended September 30, 2009, a decrease of $2,029,000 from net other expense of a loss of $1,278,000 for the same period in 2008.  The overall decrease was due to a decrease in interest expense of $1,658,000, an increase in interest income of $57,000, an increase in a gain on the forgiveness of liabilities of $56,000, an increase in other income of $235,000 and a decrease in the loss recognized on the derivative liability of $23,000.

Nine months ended September 30, 2009, compared with nine months ended September 30, 2008

During the nine months ended September 30, 2009, we recorded revenues of $1,301,000, an increase of $232,000 from $1,069,000 for the same period in 2008.  The increase was primarily due to an increase of revenue of $595,000 from the acquisition of G-Soft, an increase of $35,000 from software development kit sale and voice related application sales, offset primarily by decreased licensing revenue of $352,000 and decreased support fees of $46,000.

Selling, general and administrative expenses were $1,704,000 for the nine months ended September 30, 2009, an increase of $273,000 from $1,431,000 for the same period in 2008. The increase is primarily due to an increase in expenses from the acquisition of G-Soft of $298,000.  The other changes related to decreased salary and wage related expenses of $74,000, increased other expenses of $38,000, decreased taxes, licenses and permits of $3,000, decreased consulting expenses of $52,000, increased legal and accounting fees of $290,000, decreased occupancy related expenses of $183,000, increased investor relations related expenses of $9,000, decreased travel expenses of $33,000, decreased advertising expenses of $15,000 and decreased depreciation expenses of $2,000.

We incurred research and product development expenses of $620,000 for the nine months ended September 30, 2009, a decrease of $372,000 from $992,000 for the same period in 2008. The decrease was primarily due to an overall decrease in wage related expenses of $311,000, decreased travel expenses of $4,000, decreased occupancy expenses of $36,000, decreased depreciation expenses of $2,000, and a decrease in other operating expenses of $19,000.

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

Our cash resources are limited to collections from customers, proceeds from the issuance of preferred stock, and loan proceeds, and are not sufficient to cover current operating expenses and payments of current liabilities.  At September 30, 2009, we had negative working capital of $46,725,000; derivative liabilities of $36,460,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock,  Series P Preferred Stock and Series B Preferred Stock of our subsidiary, Fonix Speech; accrued liabilities of $8,942,000; accounts payable of $2,215,000; related party accounts payable of $107,000;  notes payable to related parties of $777,000; accrued payroll and other compensation of $902,000; deferred tax liabilities of $228,000; and deferred revenues of $465,000.  In July 2009 the Company discovered that a former employee, who was not a director or executive officer of the Company, had misappropriated funds during the term of his employment which ended in May 2009.  The Company asserted claims against the former employee for the misappropriation which lead to a settlement in which the former employee agreed to pay the Company $235,000 on or before September 30, 2009.  The former employee paid the Company $235,000 on September 30, 2009.

We had $1,301,000 in revenue and a loss of $50,000 for the nine months ended September 30, 2009.  Net cash provided in operating activities of $85,000 for the nine months ended September 30, 2009, resulted principally from the net loss incurred of $50,000, offset by increased accrued liabilities of $290,000,  non-cash gain recognized on the derivative liability of $1,236,000, decrease in accounts receivable of $615,000, decreased accounts payable of $9,000, decreased related party accounts payable of $11,000 and depreciation expense of $11,000.  Net cash obtained in investing activities of $796,000, for the nine months ended September 30, 2009, consisted of the cash acquired in the acquisition of $796,000.  Net cash provided by financing activities was $128,000 obtained from the proceeds from the related party note of $50,000 and the issuance of Series P preferred stock of $78,000.

We had negative working capital of $46,725,000 at September 30, 2009, compared to negative working capital of $44,471,000 at December 31, 2008.  Current assets increased by $3,405,000 to $3,407,000 from $2,000 from December 31, 2008, to September 30, 2009.  Current liabilities increased by $5,659,000 to $50,132,000 from $44,473,000 during the same period.  The change in working capital from December 31, 2008, to September 30, 2009, reflects, in part, increased accrued liabilities of $2,432,000, increased accounts payable of $500,000, increased related party accounts payable of $21,000 increased derivative liability of $1,878,000, increased accrued payroll and other compensation of $691,000, increased tax payable of $29,000, and an increase in deferred tax liabilities of $228,000.  Total assets were $4,133,000 at September 30, 2009, compared to $40,000 at December 31, 2008.

As of September 30, 2009, we had $396,000 in bills receivable, which we received from our customers in the form of bankers' acceptance drafts.  In China, bankers' acceptance drafts are used to settle trade debts between companies. A banker's acceptance draft is issued by a depositor who maintains an account at an acceptance bank. The acceptance bank ensures unconditional payment to the draft holder on the designated maturity date specified on the draft. Typically, our customers pay us with bankers' acceptance drafts with maturity dates ranging from 60 to 90 days. We reasonably expect that all of our bankers' acceptance drafts will be paid upon maturity. In addition, we can endorse and transfer those bankers' acceptance drafts to pay our suppliers. Overall, we believe that our cash flow from operating activities should be adequate to sustain our operations at our current levels through the rest of the 2009 year.

Notes Payable and Accounts Payable - Related Parties

During 2002, two executive officers of the Company (the “Lenders”) sold shares of the Company’s Class A common stock owned by them and advanced the resulting proceeds amounting to $333,000 to the Company under the terms of a revolving line of credit and related promissory note.  The funds were advanced for use in Company operations.  The advances bear interest at 12 percent per annum, which interest is payable on a semi-annual basis.  The entire principal, along with unpaid accrued interest and any other unpaid charges or related fees, was originally due and payable on June 10, 2003.  The Company and the Lenders have agreed to postpone the maturity date on several occasions.  The note was due September 30, 2006.  As of September 30, 2009, the Company had not made payment against the outstanding balance due on the note.  All or part of the outstanding balance and unpaid interest may be converted at the option of the Lenders into shares of Class A common stock of the Company at any time.  The conversion price was the average closing bid price of the shares at the time of the advances.  To the extent the market price of the Company’s shares is below the conversion price at the time of conversion, the Lenders are entitled to receive additional shares equal to the gross dollar value received from the original sale of the shares.  A beneficial conversion option of $15,000 was recorded as interest expense in connection with this transaction.  The Lenders may also receive additional compensation as determined appropriate by the Board of Directors.

During the year ended December 31, 2005, the Company received an additional advance of $50,000 against the promissory note.  The balance due at December 31, 2005 was $486,000.  During the year ended December 31, 2006, the Company received additional advances and other consideration from the Lenders in the aggregate amount of $419,000 and made principal payments to the Lenders against the note of $105,000.  During the year ended December 31, 2007, the Company received additional advances of $102,000.  During the nine months ended September 30, 2009, the Company received additional advances of $49,500.  The balance due at September 30, 2009, was $777,000.

The balance due of $777,000 is secured by the Company’s intellectual property rights and common stock of Fonix Speech.  For the nine months ended September 30, 2009, one of the Lenders, Thomas A. Murdock, a former officer and director of the Company, converted $190,000 of the principal balance into 6,095,331 shares common stock, and also converted $22,000 of accrued interest into 480,969 shares of common stock.

The Company currently owes an officer and former officer $107,000 for travel related expenses.

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

Series A Convertible Preferred Stock – As of September 30, 2009, there were 166,667 shares of Series A convertible preferred stock outstanding.  Holders of the Series A convertible preferred stock have the same voting rights as common stockholders, have the right to elect one person to the board of directors and are entitled to receive a one time preferential dividend of $2.905 per share of Series A convertible preferred stock prior to the payment of any dividend on any class or series of stock.  At the option of the holders, each share of Series A convertible preferred stock is convertible into one share of Class A common stock and in the event that the common stock price has equaled or exceeded $15 per share for a 15 day period, the shares of Series A convertible preferred stock will automatically be converted into Class A common stock.  In the event of liquidation, the holders are entitled to a liquidating distribution of $36.33 per share and a conversion of Series A convertible preferred stock at an amount equal to .0000075 shares of common stock for each share of Series A convertible preferred stock.

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

The Company accounted for the exchange as redemption of the outstanding Series H Preferred Stock as the Series H Preferred Stock was not convertible into shares of common stock of the Company.  The Series L Preferred Stock is convertible into shares of common stock of the Company.  The Company recognized a derivative liability upon the redemption of $30,991,000 due to the value of the conversion feature of the Series L Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 140%, risk-free rate of 3.75% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series L Preferred Stock, no value was prescribed to the Series L Preferred Stock.  Also in connection with the redemption, the Company recognized a preferred stock dividend of $16,000,000, equal to the original discount the Company had assigned to the Series H Preferred Stock.  At September 30, 2009, the fair value of the Series L Preferred Stock derivative liability was $14,697,000.

For the nine months ended September 30, 2009, the Company issued 22,323,333 shares of its Class A common stock in conversion of 31 shares of its Series L Preferred Stock including total interest converted of $71,000.  At September 30, 2009, 1,467 shares of Series L Preferred Stock remained outstanding.  (See Note 11 to the condensed consolidated financial statements above for discussion of conversions subsequent to September 30, 2009.)

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

The Company recognized a derivative liability upon the redemption of $1,603,000 due to the value of the conversion feature of the Series M Preferred Stock, which was previously recorded as part of the Series L Preferred Stock derivative liability.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series M Preferred Stock, no value was prescribed to the Series M Preferred Stock.  At September 30, 2009, the fair value of the Series M Preferred Stock derivative liability was $1,502,000.

As of September 30, 2009, there were 150 shares of Series M Preferred Stock convertible preferred stock outstanding.

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

The Company recognized a derivative liability upon the redemption of $957,000 due to the value of the conversion feature of the Series N Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series N Preferred Stock, no value was prescribed to the Series N Preferred Stock.  At September 30, 2009, the fair value of the Series N Preferred Stock derivative liability was $1,757,000.

As of September 30, 2009, there were 1,755 shares of Series N Preferred Stock convertible preferred stock outstanding.

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

The Company recognized a derivative liability upon the redemption of $290,000 due to the value of the conversion feature of the Series O Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series O Preferred Stock, no value was prescribed to the Series O Preferred Stock. At September 30, 2009, the fair value of the Series O Preferred Stock derivative liability was $731,000.

As of September 30, 2009, there were 730 shares of Series O Preferred Stock convertible preferred stock outstanding.

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

The Company recognized a derivative liability upon the redemption of $13,000 due to the value of the conversion feature of the Series P Preferred Stock. The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 128%, risk-free rate of 5.0% and expected life of 4 years. As the value of the derivative liability was greater than the face value of the Series P Preferred Stock, no value was prescribed to the Series P Preferred Stock. At September 30, 2009, the fair value of the Series P Preferred Stock derivative liability was $16,517,000.

For the nine months ended September 30, 2009, the Company issued 6,088,468 shares of its Class A common stock in conversion of 10 shares of its Series P Preferred Stock.  At September 30, 2009, 1,649 shares of Series P Preferred Stock remained outstanding.   On May 1, 2009 the Company issued 5 shares of Series P Preferred Stock for proceeds of $42,500.  On July 7, 2009 the Company issued 3.5 shares of Series P Preferred Stock for proceeds of $35,000.  (See Note 11 to the condensed consolidated financial statements above for discussion of conversions subsequent to September 30, 2009.) Also, during the year ending September 30, 2009, the Company issued the following shares of Series P Preferred Stock for the purchase of G-Soft Limited, a Hong Kong corporation:

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

The Series B Preferred Stock entitles Sovereign or its assignees to receive dividends in an amount equal to 9% of the then-outstanding balance of shares of Series B Preferred Stock.  The dividends are payable in cash or shares of the Company's Class A common stock, at the Company's option

The Company recognized a derivative liability upon the issuance of $1,336,207 due to the value of the conversion feature of the Series B Preferred Stock.  The liability was calculated using the Black-Scholes valuation model with the following assumptions: dividend yield of 0%, expected volatility of 134%, risk-free rate of 5% and expected life of 4 years.  As the value of the derivative liability was greater than the face value of the Series B Preferred Stock, no value was prescribed to the Series B Preferred Stock.  At September 30, 2009, the fair value of the Series B Preferred Stock derivative liability was $1,252,000.

As of September 30, 2009, there were 125 shares of Series B Preferred Stock convertible preferred stock outstanding.

Stock Options and Warrants

During the nine months ended September 30, 2009, we did not grant any stock options.  As of September 30, 2009, we had a total of 40 options to purchase Class A common stock outstanding.

As of September 30, 2009, we had warrants to purchase a total of 3 shares of Class A common stock outstanding that expire through 2010.

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

As noted above, as of  September 30, 2009, we had an accumulated deficit of $288,839,000; negative working capital of $46,725,000; derivative liabilities of $36,460,000 related to the issuance of Series L Preferred Stock,  Series M Preferred Stock, Series N Preferred Stock, Series O Preferred Stock , Series P Preferred Stock and Series B Preferred Stock of our subsidiary Fonix Speech; accrued liabilities of $8,942,000; accounts payable of $2,215,000; related party accounts payable of $107,000; taxes payable of $29,000; notes payable to related parties of $777,000; accrued payroll and other compensation of $902,000; and deferred revenues of $465,000.  Sales of products and revenue from licenses based on our technologies have not been sufficient to finance ongoing operations.  These matters raise substantial doubt about our ability to continue as a going concern.  Our continued existence is dependent upon several factors, including our success in (1) increasing speech license, royalty and services revenues, (2) raising sufficient additional funding, and (3) minimizing operating costs.  Until sufficient revenues are generated from operating activities, we expected to continue to fund our operations through debt instruments.  We are currently pursuing additional sources of liquidity in the form of traditional commercial credit, asset based lending, or additional sales of our equity securities to finance our ongoing operations.  Additionally, we are pursuing other types of commercial and private financing, which could involve sales of our assets or sales of one or more operating divisions.  Our sales and financial condition have been adversely affected by our reduced credit availability and lack of access to alternate financing because of our significant ongoing losses and increasing liabilities and payables.  As we have noted in our previous annual reports and other public filings, if additional financing is not obtained in the near future, we will be required to more significantly curtail our operations or seek protection under bankruptcy laws.

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

Our Chief Executive Officer/ Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (Exchange Act) as of September 30, 2009.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, as a result of the material weakness described below which was identified in the second quarter of 2009, our disclosure controls and procedures were not designed at a reasonable assurance level and were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is not accumulated nor communicated to our management, including our Chief Executive Officer/Chief Financial Officer to allow timely decisions regarding required disclosure.

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

Remediation

Throughout the third quarter of 2009, we have taken and will continue to take steps to remediate this material weakness until management determines that our controls and procedures are effective.  As of the filing of this Report, we had:

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

Perpetual Storage, Inc. vs. Fonix Corporation, Third District Court, Salt Lake County (Civil No. 080907080).  Perpetual Storage, Inc. (“PSI”), brought suit, claiming breach of contract and unjust enrichment, and seeking damages of approximately $12,300 plus attorneys’ fees and costs.  The Company filed its answer in July 2008.  In December 2008, PSI moved for summary judgment, which the Company opposed.  The Court denied the motion at a hearing in April 2009.  As of the date of this report, the parties have settled this matter and were working to finalize the terms of the settlement.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2009, we issued 22,323,333 shares of our common stock in connection with conversions of 31 shares of our Series L Preferred Stock including total interest converted of $71,000 for which we received no proceeds and we issued 6,088,468 shares of our common stock in connection with conversions of 10 shares of our Series P Preferred Stock for which we also received no proceeds.    The shares of common stock were issued without registration under the 1933 Act in reliance on Section 4(2) of the 1933 Act and the rules and regulations promulgated thereunder.

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

Fonix Corporation

Date: November 16, 2009,	/s/ Roger D. Dudley
Roger D. Dudley, Chief Executive Officer, President,
Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer)